Form 10-Q
period 1995-09-30
NTN COMMUNICATIONS INC
filed 1995-11-03
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995


                         Commission file number 1-11460

                            NTN COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                            31-1103425
      (State of incorporation)             (I.R.S. Employer Identification No.)



           The Campus 5966 La Place Court, Carlsbad, California 92008
             (Address of principal executive offices)     (Zip Code)

                                 (619) 438-7400
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                          YES   X                   NO
                             -------                  --------

     Number of shares outstanding of each of the registrant's classes of common stock, as of November 1, 1995: 22,428,375 shares of common stock, $.005 par value.

                          PART I--FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
              September 30, 1995 (Unaudited) and December 31, 1994


                                                   September 30,    December 31,
                         ASSETS                        1995            1994
                                                       ----            ----
Current assets:
     Cash and cash equivalents                     $  3,942,000       2,429,000
     Marketable securities - available for sale               0       1,000,000
     Interest-bearing security deposits               1,500,000       1,225,000
     Accounts receivable - trade, net                 7,004,000       5,881,000
     Accounts receivable - officers and directors       100,000         100,000
     Accounts receivable - other                      4,140,000         600,000
     Notes receivable - officers and directors        3,343,000       3,262,000
     Software development costs, net                  1,557,000       1,212,000
     Inventories                                      5,390,000       4,628,000
     Prepaid expenses and other current assets        2,475,000       1,769,000
                                                     ----------      ----------

          Total current assets                       29,451,000      22,106,000

Fixed assets, net                                     1,917,000       1,405,000
Interest-bearing security deposits                    1,375,000       1,975,000
Software development costs, net                       3,744,000       2,193,000
Other assets                                          6,170,000       3,560,000
                                                     ----------      ----------

          Total assets                             $ 42,657,000      31,239,000
                                                     ----------      ----------
                                                     ----------      ----------




                                                                     (Continued)

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued
              September 30, 1995 (Unaudited) and December 31, 1994


                                                                                            September 30,          December 31,
                          LIABILITIES AND SHAREHOLDERS' EQUITY                                 1995                  1994
                                                                                               ----                  ----
Current liabilities:
     Accounts payable and accrued liabilities                                              $    4,773,000           2,744,000
     Current portion of long-term debt                                                          2,628,000             468,000
     Deferred revenue                                                                           1,285,000             740,000
     Customer deposits                                                                          1,361,000           1,006,000
                                                                                              -----------        ------------

          Total current liabilities                                                            10,047,000           4,958,000

Deferred revenue                                                                                1,073,000             816,000
Long-term debt, excluding current portion                                                           9,000               8,000
                                                                                              -----------        ------------

          Total liabilities                                                                    11,129,000           5,782,000
                                                                                              -----------        ------------

Shareholders' equity:
     10% Cumulative convertible preferred stock, $.005 par value,
       10,000,000 shares authorized; issued and outstanding 162,612 in 1995
       and 197,612 in 1994                                                                          1,000               1,000
     Common stock, $.005 par value, 50,000,000 shares authorized; shares
       issued and outstanding 21,053,325 in 1995 and 19,178,060 in 1994                           105,000              96,000
     Additional paid-in capital                                                                51,528,000          44,599,000
     Accumulated deficit                                                                      (20,106,000)        (19,239,000)
                                                                                              -----------        ------------

          Total shareholders' equity                                                           31,528,000          25,457,000
                                                                                              -----------        ------------

          Total liabilities and shareholders' equity                                       $   42,657,000          31,239,000
                                                                                              -----------        ------------
                                                                                              -----------        ------------

See accompanying notes to consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)

                                                               Three Months     Three Months   Nine Months    Nine Months
                                                               September 30,    September 30,  September 30,  September 30,
                                                                   1995             1994           1995          1994
                                                                   ----             ----           ----          ----
Broadcast and production services                            $     4,416,000     3,324,000     12,150,000     8,291,000
Product sales                                                        801,000     1,110,000      1,940,000     2,681,000
Equipment sales                                                    2,459,000     1,381,000      5,043,000     3,088,000
License fees and royalties                                         1,065,000       931,000      1,346,000     1,769,000
Other revenue, net                                                    (1,000)      242,000        232,000       901,000
                                                                  ----------    ----------     ----------    ----------

     Total revenues                                                8,740,000     6,988,000     20,711,000    16,730,000
                                                                  ----------    ----------     ----------    ----------

Cost of services - broadcast and production services               2,311,000     1,371,000      5,840,000     3,517,000
Cost of sales - product sales                                        385,000       233,000        879,000       633,000
Cost of sales - equipment                                          1,571,000       893,000      3,130,000     2,004,000
                                                                  ----------    ----------     ----------    ----------

     Total cost of sales                                           4,267,000     2,497,000      9,849,000     6,154,000
                                                                  ----------    ----------     ----------    ----------

     Gross profit                                                  4,473,000     4,491,000     10,862,000    10,576,000
                                                                  ----------    ----------     ----------    ----------
Operating expenses:
     Selling, general and administrative                           3,006,000     3,925,000      9,016,000     8,582,000
     Legal and professional services                                 104,000       100,000      1,509,000       354,000
     Research and development                                        534,000       288,000      1,269,000       852,000
                                                                  ----------    ----------     ----------    ----------

     Total operating expenses                                      3,644,000     4,313,000     11,794,000     9,788,000
                                                                  ----------    ----------     ----------    ----------

Operating income (loss)                                              829,000       178,000       (932,000)      788,000

Interest income (expense), net                                        76,000       165,000         65,000       415,000
                                                                  ----------    ----------     ----------    ----------

Earnings (loss) before income taxes                                  905,000       343,000       (867,000)    1,203,000

Income taxes                                                               0        10,000              0        77,000
                                                                  ----------    ----------     ----------    ----------

     Net earnings (loss)                                     $       905,000       333,000       (867,000)    1,126,000
                                                                  ----------    ----------     ----------    ----------
                                                                  ----------    ----------     ----------    ----------

Net earnings (loss) per share                                $          0.04          0.02         (0.04)          0.05
                                                                  ----------    ----------     ----------    ----------
                                                                  ----------    ----------     ----------    ----------

Weighted average number of shares outstanding                     21,269,571    21,184,990     19,618,419    21,121,975
                                                                  ----------    ----------     ----------    ----------
                                                                  ----------    ----------     ----------    ----------

See accompanying notes to consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
         Three Months and Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)

                                                                    Three Months     Three Months      Nine Months      Nine Months
                                                                    September 30,    September 30,    September 30,    September 30,
                                                                        1995             1994             1995             1994
                                                                        ----             ----             ----             ----
Cash flows from (used for) operating activities:
   Net earnings (loss)                                            $    905,000         333,000           (867,000)      1,126,000
   Adjustments to reconcile net earnings (loss) to
     net cash provided by (used in) operating
     activities:
         Depreciation and amortization, net                           (123,000)        (52,000)          (367,000)       (126,000)
         Provision for doubtful accounts                               118,000          11,000            238,000         118,000
         Gain on sale and leaseback transactions                      (396,000)       (264,000)          (791,000)       (572,000)
         (Increase) decrease in:
             Accounts receivable                                    (4,709,000)       (977,000)        (4,901,000)     (2,671,000)
             Software development costs, net                          (603,000)        392,000            263,000        (160,000)
             Inventories, net                                          165,000        (533,000)          (762,000)       (712,000)
             Prepaid expenses and other assets                        (757,000)     (2,649,000)        (3,316,000)     (3,946,000)
         Increase (decrease) in:
             Accounts payable and accrued liabilities                1,217,000       1,063,000          2,029,000         824,000
             Deferred revenue                                          151,000         100,000            250,000          13,000
             Customer deposits                                         200,000         209,000            355,000         335,000
                                                                    ----------      ----------         ----------      ----------

                Net cash used for operating activities              (3,832,000)     (2,367,000)        (7,869,000)     (5,771,000)
                                                                    ----------      ----------         ----------      ----------

   Cash flows from (used for) investing activities:
     Capital expenditures                                             (262,000)       (283,000)          (832,000)       (667,000)
     Software development costs, net                                  (124,000)        708,000         (2,159,000)       (191,000)
     Notes receivable - officers and directors                         (25,000)        380,000            (81,000)       (420,000)
     Proceeds from marketable securities - available
        for sale
                                                                       370,000               0          1,000,000       2,554,000
     Proceeds from lease transactions                                2,250,000       1,500,000          4,500,000       3,250,000
     Deposits related to lease transactions                            388,000        (400,000)           325,000      (1,100,000)
                                                                    ----------      ----------         ----------      ----------

                Net cash provided by investing                       2,597,000       1,905,000          2,753,000       3,426,000
                   activities                                       ----------      ----------         ----------      ----------





                                                                                                                       (Continued)

                                        6

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
         Three Months and Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)


                                                             Three Months       Three Months       Nine Months       Nine Months
                                                             September 30,      September 30,      September 30,     September 30,
                                                                 1995               1994               1995              1994
                                                                 ----               ----               ----              ----
Cash flows from (used for) financing activities:
   Principal payments on debt                              $    (104,000)          (10,000)          (111,000)          (218,000)
   Proceeds from issuance of debt                                148,000           620,000          2,272,000            620,000
   Purchase of equipment related to sale and
     leaseback transactions                                   (1,285,000)         (800,000)        (2,470,000)        (1,645,000)
   Proceeds from issuance of common stock, less
     issuance costs paid in cash                               4,233,000         1,049,000          6,938,000          1,109,000
                                                               ---------         ---------          ---------          ---------

                Net cash provided by (used for)
                  financing activities                         2,992,000           859,000          6,629,000           (134,000)
                                                               ---------         ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents           1,757,000           397,000          1,513,000         (2,479,000)

Cash and cash equivalents at beginning of period               2,185,000         4,332,000          2,429,000          7,208,000
                                                              ----------        ----------         ----------         ----------

Cash and cash equivalents at end of period                 $   3,942,000         4,729,000          3,942,000          4,729,000
                                                              ----------        ----------         ----------         ----------
                                                              ----------        ----------         ----------         ----------


Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                           $       7,000            12,000             73,000             38,000
                                                               ---------         ---------          ---------         ----------
                                                               ---------         ---------          ---------         ----------

        Income taxes                                       $           0                 0                  0            392,000
                                                               ---------         ---------          ---------          ---------
                                                               ---------         ---------          ---------          ---------






See accompanying notes to consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Notes to Financial Statements
                                   (Unaudited)

     1.   GENERAL.

     Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the Company's Form 10-K filed for the year ended December 31, 1994, which report incorporated the notes to the Company's year-end financial statements.

     2.   UNAUDITED INFORMATION.

     The September 30, 1995 and 1994 information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to reflect properly results of the interim periods presented. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1995.

     3.   BUSINESS SEGMENT DATA.

     The Company operates primarily in the interactive television entertainment and software development and distribution industries. Business segment information for the three and nine months ended September 30, 1995 and 1994 and as of September 30, 1995 and December 31, 1994 is as follows:

                                                                 Software
                                           Interactive         Development
                                           Television              and
                                           Entertainment       Distribution        Total
                                           -------------       ------------        -----
THREE MONTHS ENDED SEPTEMBER 30,
       1995
       ----
Revenue                                    $  6,874,000         1,866,000          8,740,000
Operating Income                                 22,000           807,000            829,000
Net Earnings                                    114,000           791,000            905,000

       1994
       ----
Revenue                                    $  5,747,000         1,241,000          6,988,000
Operating Income                                127,000            51,000            178,000
Net Earnings                                    285,000            48,000            333,000

NINE MONTHS ENDED SEPTEMBER 30,
       1995
       ----
Revenue                                    $ 17,425,000         3,286,000         20,711,000
Operating Income (Loss)                      (1,044,000)          112,000           (932,000)
Net Earnings (Loss)                            (943,000)           76,000           (867,000)

       1994
       ----
Revenue                                    $  13,541,000        3,189,000         16,730,000
Operating Income                                 454,000          334,000            788,000
Net Earnings                                     859,000          267,000          1,126,000

       September 30, 1995
       ------------------
Total Assets                               $ 36,992,000         5,665,000         42,657,000
Current Assets                               24,762,000         4,689,000         29,451,000
Total Liabilities                             9,763,000         1,366,000         11,129,000

       December 31, 1994
       -----------------
Total Assets                               $ 26,383,000         4,856,000         31,239,000
Current Assets                               19,101,000         3,005,000         22,106,000
Total Liabilities                             4,552,000         1,230,000          5,782,000

     4.   EARNINGS PER SHARE.

     Earnings per share amounts are computed by dividing net earnings increased by preferred dividends resulting from the assumed exercise of stock options and warrants and the assumed conversion of convertible preferred shares, and the resulting assumed reduction of outstanding indebtedness, by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options and warrants and preferred stock.

     Earnings per-share amounts are based on 19,618,419 common shares for the nine months ended September 30, 1995. The impact of the common stock equivalents would have had an antidilutive effect for the nine months ended September 30, 1995 due to the reported loss and accordingly have not been included in the computation.

     Earnings per-share amounts are based on 21,184,990 and 21,121,975 common and common equivalent shares for the three and nine months ended September 30, 1994 respectively and 21,269,571 for the three months ended September 30, 1995. These amounts include the dilutive effect of common stock equivalents.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company uses existing technology to broadcast two-way interactive live events. The Company's principal sources of revenue from broadcast activities are derived from (a) broadcast fees in the United States; (b) advertising fees in the Unites States, (c) broadcast fees from foreign licensees; (d) sales of interactive equipment; (e) licensing fees from foreign licensees; (f) royalties and sale of equipment to educational institutions and (g) the licensing of the Company's technology and interactive equipment sales to other users.

     The Company also develops and publishes interactive entertainment software and video games for general consumer use on a variety of home personal computers and console entertainment systems. The principal sources of revenue from software and video game activities are derived from (a) domestic retail sales sold through mass merchants, warehouse clubs, general retailers and mail order catalogues; and (b) license fees and royalties from international licensees who translate and publish in over a dozen countries around the world.

     The Company has capitalized qualifying software development costs in accordance with generally accepted accounting principles. However, through 1992, the Company expensed all of its development costs, charging such expenses as they were incurred. These significant charges represent the technology and know-how that the Company has developed and put into use in its daily operations and may well be its most valuable asset. However, the significant costs of developing the Company's key technological assets are not fully presented on the Company's balance sheet as an asset.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

     The Company recognized net earnings of $905,000 for the three months ended September 30, 1995 compared to $333,000 for the three months ended September 30, 1994. The increase in total net earnings in 1995 is attributed to a reduction in total operating expenses and increased revenues. For the current quarter, total revenues increased 25% from $6,988,000 to $8,740,000. This increase is the result of growth in many of the Company's principal revenue activities.

     Broadcast and Production Services increased 33% from $3,324,000 to $4,416,000. The increase in broadcast revenue is primarily due to an equivalent expansion in the number of subscriber locations contracting for broadcast services from the Company.

     Equipment Sales increased 78% from $1,381,000 to $2,459,000. Equipment sales in the current quarter include both sale and leaseback transactions and direct sales to the Company's customers. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the Company's ability to engage in lease financing, the timing of expansion plans of the Company's foreign licensees and its educational customers. As of September 30, 1995, the Company had sold and leased back subscriber systems in place at a majority of the United States subscriber locations. The Company's ability to make more such sales will be dependent on increases in the number of subscriber locations, as to which there can be no assurance.

     Product Sales related to video and computer games decreased 28% from $1,110,000 to $801,000. Sales of video and computer game products are typically seasonal and will vary with the number of new products released in any period.

     License Fees increased 14% from $931,000 in 1994 to $1,065,000 in 1995. Included in 1994 is a license issued for the development and broadcast of interactive programs in South Africa. In August 1995, the Company entered into a license agreement for New World products in Europe. Licensing arrangements are not dependent upon seasonal forces and will vary in type and amount from period to period.

     Cost of Services-Broadcast and Production Services, which increased 69% from $1,371,000 in the prior year's quarter to $2,311,000 in the current year's quarter, reflects increased costs of equipment leases and other costs associated with the expansion in the number of subscribers contracting for broadcast services. Cost of Sales - Product Sales which relates to the Company's video game products increased from $233,000 to $385,000 in the current quarter or 65%. These costs vary depending upon the timing of products released, the volume of products sold, the complexity of the games and the development costs associated with each product. The gross margin on product sales decreased from 79% to 52% as the result of amortizing deferred development costs related to specific products sold in 1995. The increase in Cost of Sales-Equipment from $893,000 to $1,571,000, an increase of 76%, is due to the increase in equipment sales, which can vary from period to period. The Company's gross margin on equipment sales rose slightly from 35% to 36%. Overall, the gross profit margin decreased from 64% to 51% as a result of higher costs associated with broadcast services and product sales.

     Operating Expenses declined from $4,313,000 in the prior years quarter to $3,644,000 in the current years quarter, a decrease of 16%. Selling, General and Administrative expenses declined from $3,925,000 to $3,006,000 due to management's efforts to control operating expenses and inordinate costs incurred in 1994 relating to the formation of new ventures. Research and Development expense expanded from $288,000 to $534,000, or 85% as the Company stepped-up its exploration of new technical platforms and interactive services.

     Net Interest Income decreased from $165,000 to $76,000 as a result of a decrease in interest-bearing investments and the increase in short-term borrowings. Income Tax Expense decreased from $10,000 to zero in 1995 due to year-to-date operating losses. The Company currently has available approximately $12,000,000 of net operating loss carryovers for federal tax purposes.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

     The Company recognized a net loss of $867,000 for the nine months ended September 30, 1995 compared to net earnings of $1,126,000 for the nine months ended September 30, 1994. The loss in 1995 is attributed to a substantial increase in legal expenses, increased costs of developing and providing products and services, and increased marketing expenditures. Total revenues increased 24% from $16,730,000 to $20,711,000. This increase is the result of growth in many of the Company's principal revenue activities.

     Broadcast and Production Services increased 47% from $8,291,000 to $12,150,000. The increase in broadcast revenue is primarily due to an equivalent expansion in the number of subscriber locations contracting for broadcast services from the Company.

     Equipment Sales increased 63% from $3,088,000 to $5,043,000. Equipment sales include both sale and leaseback transactions and direct sales to the Company's customers. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the Company's ability to engage in lease financing, the timing of expansion plans of the Company's foreign licensees and, its educational subscribers. As of September 30, 1995, the Company had sold and leased back subscriber systems in place at a majority of the United States subscriber locations. The Company's ability to make more such sales will be dependent on increases in the number of subscriber locations, as to which there can be no assurance.

     Product Sales related to video and computer games decreased 28% from $2,681,000 to $1,940,000. Sales of video and computer game products are typically seasonal and will vary with the number of new products released in any period. New product releases in 1995 will predominantly occur in the fourth quarter whereas in 1994 the Company had several new product releases earlier in the year.

     License Fees and Royalties relate to both the interactive television entertainment segment as well as the software development and distribution segment. License Fees and Royalties decreased 24% from $1,769,000 in 1994 to $1,346,000 in 1995. License Fees in 1994 includes licenses issued for the development and broadcast of interactive programs in South Africa and Australia as well as domestic licenses for gaming applications. In August 1995, the Company entered into a license agreement for New World products in Europe. Licensing arrangements are not dependent upon seasonal forces and will vary in type and amount from period to period.

     Other Revenue decreased from $901,000 to $232,000 in the current year's period. Other Revenue in 1994 primarily consisted of inventory transferred to the Company by its United Kingdom licensee in exchange for release from a license agreement. Other Revenue has historically varied widely.

     Cost of Services-Broadcast and Production Services, which increased 66% from $3,517,000 in the prior year's period to $5,840,000 in the current year's period, reflects increased costs of equipment leases and other costs associated with the expansion in the number of subscribers contracting for broadcast services. Cost of Sales - Product Sales relates to the Company's video game products increased from $633,000 to $879,000 year to date or 39%. These costs vary depending upon the timing of products released, the volume of products sold, the complexity of the games and the development costs associated with each product. The gross margin on product sales decreased from 76% to 55% as the result of amortizing deferred development costs related to specific products sold in 1995. The increase in Cost of Sales-Equipment from $2,004,000 to $3,130,000, an increase of 56%, is due to the increase in equipment sales, which can vary from period to period. The Company's gross margin on equipment sales rose from 35% to 38%, primarily due to decreases in the cost of certain equipment. Overall, the gross profit margin decreased from 63% to 52% as a result of the lower license fees and royalty revenues and higher costs associated with broadcast services and product sales.

     Operating Expenses rose from $9,788,000 in the prior year period to $11,794,000 in the current year period, an increase of 20%. Legal and Professional Services increased 326% from $354,000 to $1,509,000 due to substantial legal expenses incurred relating to litigation and other legal matters. Selling, General and Administrative expenses increased 5% from $8,582,000 to $9,016,000 due to an increase in the number of employees hired to develop and produce new products and services and continued increases in marketing activities. Research and Development expense increased from $852,000 to $1,269,000, or 49% as the Company expanded its exploration of new technical platforms and interactive services.

     Net Interest Income decreased from $415,000 to $65,000 as a result of decreased interest-bearing investments and the addition of new debt. Income Tax expense decreased from $67,000 to zero in 1995 due to year to date operating results. The Company currently has available approximately $12,000,000 of net operating loss carryovers for federal tax purposes.


MATERIAL CHANGES IN FINANCIAL CONDITION

     The following analysis compares information as of the most recent unaudited balance sheet date of September 30, 1995 to the prior year-end audited balance sheet dated December 31, 1994.

     Total assets increased 37% from $31,239,000 to $42,657,000 from December 31, 1994 to September 30, 1995. Cash and Marketable Securities - Available for Sale increased from $3,429,000 to $3,942,000 at September 30, 1995. The change reflects additional cash proceeds from debt and equity fundings net of cash used to fund operations and invest in the development of future products and services for the NTN Network and video game products.

     The 19% increase in Accounts Receivable - Trade from $5,881,000 to $7,004,000 at September 30, 1995, reflects an increase in the number of subscribers receiving the Company's services and sales of products and license agreements late in the third quarter. Accounts Receivable - Other increased from $600,000 to $4,140,000, primarily the result of equipment sale transactions late in the quarter. The increase in Inventory from $4,628,000 to $5,390,000 is primarily the result of purchasing inventory assets in anticipation of higher sales late in the year. Prepaid Expenses increased from $1,769,000 to $2,475,000 from December 31, 1994 to September 30, 1995 primarily due to increased prepaid expenses, deferred funding costs, and security deposits held by the Company.

     Net Fixed Assets increased 36% primarily due to the move to the new headquarters and expansion of the NTN Broadcast Center. Software Development Costs increased a total of $1,896,000 as the Company continued development of new programs and products. Other Assets increased from $3,560,000 to $6,170,000 primarily as a result of investments made in interest-bearing assets and in a partnership that acquired the headquarters of the Company.

     Total liabilities increased 92% from $5,782,000 to $11,129,000 from December 31, 1994 to September 30, 1995. The increase in Accounts Payable and Accrued Liabilities from $2,744,000 to $4,773,000 reflects the overall growth of the Company and the timing of payments. Customer Deposits increased from $1,006,000 to $1,361,000 from December 31, 1994 to September 30, 1995 due to deposits received from new customers throughout the year.

     The increase in aggregate Deferred Revenue (long-term and current) from $1,556,000 to $2,358,000 reflects additional deferred gains on the sale of the equipment involved in lease transactions. Deferred gains are amortized to revenue over three-year periods. Long-term Debt (long-term and current) increased from $476,000 to $2,637,000 as a result of additional borrowings to augment working capital needed for operational expenses, new software and product development, marketing of services and purchase of broadcast-related equipment.

     Overall, the Company's working capital increased $2,256,000 from December 31, 1994 to September 30, 1995, primarily as a result of equity and debt proceeds received net of cash used to fund operations and develop new products and services. The Company may continue to require additional working capital for operating expenses, new services development, marketing of services and purchase of the hardware components used in the reception of its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to sustain the Company.

     In the past, the Company has been able to fund its operations and improve its working capital position by sales of Common Stock upon exercise of warrants and options, by leasing transactions for equipment in use at subscriber locations, and by licensing its technology to foreign licensees. The Company is exploring additional alternative capital financing possibilities which may include (i) licensing and related royalties of the Company's technology and products; (ii) borrowing arrangements under fixed and revolving credit agreements; or (iii) sale of additional equity securities. In the third quarter, the Company issued approximately 1,173,000 shares of equity securities including the exercise of warrants and options for net proceeds of $4,233,000. The Company will continue to negotiate for additional lease and debt financing and additional foreign licensing, however, the extent to which any of the foregoing may be effected cannot be predicted at this time.


PART II  OTHER INFORMATION

     Item 1.   LEGAL PROCEEDINGS.

     The description of certain legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as revised in the Form 10-Q for the quarterly period ended June 30, 1995, under the caption "Legal Proceedings", are hereby incorporated herein by reference. An update of events subsequent to the Form 10-Q for the period ended September 30, 1995, follows.

     On September 15, 1995, the Court granted Interactive Network's ("IN") request for attorneys' fees in the amount of $342,000, plus $17,000 for interest accrued, despite the fact that the same Court had previously determined that IN was not entitled to all of it's claimed attorneys' fees and costs in connection with the patent litigation filed on June 11, 1992 by the Company, in the United States District Court for the Northern District of California. The judgment is not yet final. The Company intends to challenge the ruling since it was inconsistent with the Court's prior order.

     With respect to the Company's action against IN in the Superior Court for the County of Santa Clara, California, filed on April 28, 1993, the prior stay of proceedings has been lifted and the Company has commenced discovery. The complaint alleges that IN made certain untrue and defamatory statements regarding the Company, and seek damages in connection therewith, along with a declaration of the Company's rights with respect to the broadcast of "QB1" to certain media platforms.

     The Company's prior complaint filed against IN in connection with the Company's exclusive license from the Canadian Football League has been dismissed without prejudice based upon the fact that IN has announced that it will severely curtail its program offerings and, therefore, it does not appear that IN will be offering an interactive football game that will violate the Company's rights.

     On April 6, 1995, the Company filed an action against the Insurance Company of North America ("INA") for breach of contract, and for the tortious breach of the implied covenant of good faith and fair dealing based upon INA's prior refusal to defend the Company in connection with the 1992 patent litigation between the Company and IN. On June 21, 1995, the Court granted the Company's motion for summary adjudication, finding that pursuant to the insurance policy, INA was required to defend the Company in connection with two litigation matters between the Company and IN. The parties are near completion of the discovery phase, with a trial date scheduled for mid-January, 1996. The only issues that will be addressed at the time of trial will be based upon the amount of damages the Company will be entitled to recover, except if INA proves that an exclusion in the policy does not afford coverage.


     Item 6.   EXHIBITS AND REPORTS ON REPORT 8-K.


     (a)  Reports on From 8-K.

          On July 5, 1995, the Company filed a report on Form 8-K reporting that the Company and Patrick J. Downs, its Chief Executive Officer, and Jon Van Caneghem, the President of its New World Computing subsidiary, had been named in a lawsuit filed in U.S. Federal District Court in the Northern District of Texas.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                 NTN COMMUNICATIONS, INC.



Date:  November 3, 1995                          By:  /s/RONALD E. HOGAN
                                                    --------------------
                                                    Ronald E. Hogan,
                                                    Chief Financial Officer