Form 10-Q
period 1995-06-30
NTN COMMUNICATIONS INC
filed 1995-11-28
CIK 748592

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995


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

YES     X               NO
    -----------            ------------

  Number of shares outstanding of each of the registrant's classes of common stock, as of August 7, 1995: 19,920,554 shares of common stock, $.005 par value.

                         PART I--FINANCIAL INFORMATION
                         -----------------------------

               Item 1.  FINANCIAL STATEMENTS.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                June 30, 1995 (Unaudited) and December 31, 1994

                                                   September 30,  December 31,
                                                   -------------  -------------
                 Assets                                1995           1994
                 ------                            -------------  -------------
Current assets:
 Cash and cash equivalents                          $ 2,185,000     2,429,000
 Marketable securities - available for sale             370,000     1,000,000
 Interest-bearing security deposits                   1,388,000     1,225,000
 Accounts receivable - trade, net                     4,703,000     5,881,000
 Accounts receivable - officers and directors           100,000       100,000
 Accounts receivable - other                          1,850,000       600,000
 Notes receivable - officers and directors            3,318,000     3,262,000
 Software development costs, net                      1,312,000     1,212,000
 Inventories                                          5,555,000     4,628,000
 Prepaid expenses and other current assets            3,025,000     1,769,000
                                                    -----------    ----------

          Total current assets                       23,806,000    22,106,000

Fixed assets, net                                     1,763,000     1,405,000
Interest-bearing security deposits                    1,875,000     1,975,000
Software development costs, net                       3,262,000     2,193,000
Other assets                                          4,863,000     3,560,000
                                                    -----------    ----------

          Total assets                              $35,569,000    31,239,000
                                                    ===========    ==========

                                                                     (Continued)

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued
                June 30, 1995 (Unaudited) and December 31, 1994

                                             September 30,   December 31,
                                             --------------  -------------
  Liabilities and Shareholders' Equity            1995           1994
  ------------------------------------       --------------  -------------

Current liabilities:
 Accounts payable and accrued
  liabilities                                    3,556,000      2,744,000
 Current portion of long-term debt               2,582,000        468,000
 Deferred revenue                                  983,000        740,000
 Customer deposits                               1,161,000      1,006,000
                                               -----------    -----------

          Total current liabilities              8,282,000      4,958,000

Deferred revenue                                   886,000        816,000
Long-term debt, excluding current portion           11,000          8,000
                                               -----------    -----------

          Total liabilities                      9,179,000      5,782,000
                                               -----------    -----------

Shareholders' equity (notes 7, 8 and 9):
 10% Cumulative convertible preferred stock,
  $.005 par value, 10,000,000 shares
  authorized; issued and outstanding 162,612
  in 1995 and 197,612 in 1994                        1,000          1,000
 Common stock, $.005 par value, 50,000,000
  shares authorized; shares issued and
  outstanding 19,878,554 in 1995 and
  19,178,060 in 1994                                99,000         96,000
 Additional paid-in capital                     47,301,000     44,599,000
 Accumulated deficit                           (21,011,000)   (19,239,000)
                                               -----------    -----------

          Total shareholders' equity            26,390,000     25,457,000
                                               -----------    -----------

          Total liabilities and
           shareholders' equity                $35,569,000     31,239,000
                                               ===========    ===========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
            Three Months and Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                             Three Months   Three Months  Six Months   Six Months
                                             -------------  ------------  -----------  ----------
                                               June 30,       June 30,     June 30,     June 30,
                                             -------------  ------------  -----------  ----------
                                                 1995           1994         1995         1994
                                             -------------  ------------  -----------  ----------

Broadcast and production services              $3,782,000      2,543,000   7,734,000    4,821,000
Product sales                                     626,000        982,000   1,139,000    1,571,000
Equipment sales                                 1,528,000      1,041,000   2,584,000    1,707,000
License fees and royalties                         88,000        554,000     281,000      838,000
Other revenue                                     209,000        216,000     233,000      688,000
                                               ----------     ----------  ----------   ----------

          Total revenues                        6,233,000      5,336,000  11,971,000    9,625,000
                                               ----------     ----------  ----------   ----------

Cost of services - broadcast and
 production services                            1,861,000      1,210,000   3,529,000    2,146,000
Cost of sales - product sales                     241,000        261,000     494,000      400,000
Cost of sales - equipment                         924,000        686,000   1,559,000    1,111,000
                                               ----------     ----------  ----------   ----------

          Total cost of sales                   3,026,000      2,157,000   5,582,000    3,657,000
                                               ----------     ----------  ----------   ----------

          Gross profit                          3,207,000      3,179,000   6,389,000    5,968,000
                                               ----------     ----------  ----------   ----------

Operating expenses:
 Selling, general and administrative            2,473,000      2,454,000   6,010,000    4,540,000
 Legal and professional services                  201,000         54,000   1,405,000      254,000
 Research and development                         341,000        305,000     735,000      564,000
                                               ----------     ----------  ----------   ----------

          Total operating expenses              3,015,000      2,813,000   8,150,000    5,358,000
                                               ----------     ----------  ----------   ----------

Operating income (loss)                           192,000        366,000  (1,761,000)     610,000

    Interest income (expense), net                (67,000)       102,000     (11,000)     250,000
                                               ----------     ----------  ----------   ----------

Earnings (loss) before income taxes               125,000        468,000  (1,772,000)     860,000

Income taxes                                            0         64,000           0       67,000
                                               ----------     ----------  ----------   ----------

          Net earnings (loss)                  $  125,000        404,000  (1,772,000)     793,000
                                               ==========     ==========  ==========   ==========

Net earnings (loss) per share                  $     0.01           0.02       (0.09)        0.04
                                               ==========     ==========  ==========   ==========

Weighted average number of shares
 outstanding                                   20,949,026     20,640,486  19,458,938   21,073,906
                                               ==========     ==========  ==========   ==========

See Accompanying Notes to Unadited Consolidated Financial Statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
            Three Months and Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                             Three Months   Three Months   Six Months   Six Months
                                               June 30,       June 30,      June 30,     June 30,
                                                 1995           1994          1995         1994
                                             -------------  -------------  -----------  -----------
    Cash flows from (used for)
     operating activities:
      Net earnings (loss)                    $    125,000        404,000   (1,772,000)     793,000
      Adjustments to reconcile net
       earnings (loss) to net cash
       provided by (used in) operating
       activities:
               Depreciation and
                amortization, net                (342,000)      (141,000)    (244,000)     (74,000)
               Provision for doubtful
                accounts                           67,000         45,000      120,000      107,000
               Gain on sale and
                leaseback transactions           (463,000)      (176,000)    (639,000)    (308,000)
               (Increase) decrease in:
                    Accounts receivable         1,351,000     (2,128,000)    (192,000)  (1,694,000)
                    Software
                     development costs,
                     net                        1,054,000       (320,000)     866,000     (552,000)
                    Inventories, net             (304,000)       171,000     (927,000)    (179,000)
                    Prepaid expenses
                     and other assets          (3,395,000)    (1,093,000)  (2,559,000)  (1,297,000)
               Increase (decrease) in:
                    Accounts payable
                     and accrued
                     liabilities                  443,000        457,000      812,000     (239,000)
                    Deferred revenue              165,000         12,000      343,000      (87,000)
                    Customer deposits              84,000         43,000      155,000      126,000
                                               ----------     ----------   ----------   ----------

                    Net cash used for
                     operating
                     activities                (1,215,000)    (2,726,000)  (4,037,000)  (3,404,000)
                                               ----------     ----------   ----------   ----------
    Cash flows from (used for)
     investing activities:
       Capital expenditures                      (316,000)      (212,000)    (570,000)    (384,000)
       Software development costs, net         (1,453,000)      (414,000)  (2,035,000)    (899,000)
       Notes receivable - officers and
        directors                                (175,000)      (720,000)     (56,000)    (800,000)
       Proceeds from marketable securities
        - available for sale                      130,000      2,554,000      630,000    2,554,000

      Proceeds from lease transactions          1,250,000      1,762,000    2,250,000    1,750,000
      Deposits related to lease
       transactions                               187,000        (64,000)     (63,000)    (700,000)
                                               ----------     ----------   ----------   ----------

             Net cash provided by
              investing activities               (377,000)     2,906,000      156,000   1,,521,000
                                               ----------     ----------   ----------   ----------

                                                                     (Continued)

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
           Three Months and Six Months Ended Juner 30, 1995 and 1994
                                  (Unaudited)

                                             Three Months   Three Months   Six Months   Six Months
                                               June 30,       June 30,      June 30,     June 30,
                                                 1995           1994          1995         1994
                                             -------------  -------------  -----------  -----------
     Cash flows from (used for)
      financing activities:
       Principal payments on debt              $  442,000       (736,000)      (7,000)    (208,000)
       Proceeds from issuance of debt             879,000       (750,000)   2,124,000            0
       Purchase of equipment related to
        sale and leaseback transactions          (675,000)      (447,000)  (1,185,000)    (845,000)

       Proceeds from issuance of common
        stock, less issuance costs paid
        in cash                                 2,376,000         37,000    2,705,000       60,000
                                               ----------     ----------   ----------   ----------

               Net cash provided by
                (used for) financing
                activities                      3,022,000     (1,896,000)   3,637,000     (993,000)
                                               ----------     ----------   ----------   ----------

     Net increase (decrease) in cash
      and cash equivalents                      1,430,000     (1,716,000)    (244,000)  (2,876,000)

     Cash and cash equivalents at
      beginning of period                         755,000      6,048,000    2,429,000    7,208,000
                                               ----------     ----------   ----------   ----------

     Cash and cash equivalents at end
      of period                                $2,185,000      4,332,000    2,185,000    4,332,000
                                               ==========     ==========   ==========   ==========

     Supplemental disclosures of cash
      flow information:
         Cash paid during the period for:
          Interest                             $   44,000         13,000       66,000       25,000
                                               ==========     ==========   ==========   ==========

          Income taxes                         $        0        154,000            0      392,000
                                               ==========     ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                         Notes to Financial Statements
                                  (Unaudited)

            1.  General.
                -------

            Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the Company's Form 10-K filed for the year ended December 31, 1994, which report incorporated the notes to the Company's year-end financial statements.


            2.  Unaudited Information.
                ---------------------

            The June 30, 1995 and 1994 information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to reflect properly results of the interim periods presented. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1995.


            3.  Business Segment Data.
                ---------------------

            The Company operates primarily in the interactive television entertainment and software development and distribution industries. Business segment information for the three and six months ended June 30, 1995 and 1994 and as of June 30, 1995 and December 31, 1994 is as follows:

                                                          Software
                                         Interactive     Development
                                          Television         and
                                        Entertainment   Distribution      Total
                                        --------------  -------------  -----------
         Three months ended June 30,
             1995
             ----
         Revenue                          $ 5,460,000        773,000    6,233,000
         Operating Income (Loss)              223,000        (31,000)     192,000
         Net Earnings (Loss)                  349,000       (224,000)     125,000

             1994
             ----
         Revenue                          $ 4,250,000      1,086,000    5,336,000
         Operating Income                      89,000        277,000      366,000
         Net Earnings                         189,000        215,000      404,000

         Six months ended June 30,
             1995
             ----
         Revenue                          $10,492,000      1,479,000   11,971,000
         Operating Income (Loss)           (1,239,000)      (522,000)  (1,761,000)
         Net Earnings (Loss)               (1,057,000)      (715,000)  (1,772,000)

             1994
             ----
         Revenue                          $ 7,677,000      1,948,000    9,625,000
         Operating Income                     327,000        283,000      610,000
         Net Earnings                         574,000        219,000      793,000

             June 30, 1995
             -------------
         Total Assets                      31,331,000      4,238,000   35,569,000
         Current Assets                    20,426,000      3,380,000   23,806,000
         Total Liabilities                  8,080,000      1,099,000    9,179,000

             December 31, 1994
             -----------------
         Total Assets                      26,383,000      4,856,000   31,239,000
         Current Assets                    17,820,000      4,286,000   22,106,000
         Total Liabilities                  4,552,000      1,230,000    5,782,000

             4.  Earnings per Share.
                 ------------------

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

             Earnings per-share amounts are based on 19,458,938 common shares for the six months ended June 30, 1995. The impact of the common stock equivalents would have had an antidilutive effect for the six months ended June 30, 1995 due to the reported loss and accordingly have not been included in the computation.

             Earnings per-share amounts are based on 20,640,486 and 21,073,906 common and common equivalent shares for the three and six months ended June 30, 1994 respectively and 20,949,026 for the three months ended June 30, 1995. These amounts include the dilutive effect of common stock equivalents.



         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         General
         -------

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

         Material Changes in Results of Operations
         -----------------------------------------

         Three month periods ended June 30, 1995 and June 30, 1994

              The Company recognized net earnings of $125,000 for the three months ended June 30, 1995 compared to $404,000 for the three months ended June 30, 1994. The decline in total net earnings in 1995 is attributed to an increase in legal expenses, additional costs of developing new products and services, and increased marketing expenditures. For the current quarter, total revenues increased 17% from $5,336,000 to $6,233,000. This increase is the result of growth in many of the Company's principal revenue activities.

              The most significant increase resulted from a 49% growth in Broadcast and Production Services from $2,543,000 to $3,782,000. The increase in broadcast revenue is primarily due to an equivalent expansion in the number of subscriber locations contracting for broadcast services from the Company.

              Equipment Sales increased 47% from $1,041,000 to $1,528,000. Equipment sales in the current quarter include both sale and leaseback transactions and direct sales to the Company's customers. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the Company's ability to engage in lease financing, the timing of expansion plans of the Company's foreign licensees and, its educational subscribers. As of June 30, 1995, the Company had sold and leased back subscriber systems in place at a majority of the United States subscriber locations. The Company's ability to make more such sales will be dependent on increases in the number of subscriber locations, as to which there can be no assurance.

              Product Sales related to video and computer games decreased 36% from $982,000 to $626,000. Sales of video and computer game products are typically seasonal and will vary with the number of products released in any period.

              License Fees decreased 84% from $554,000 in 1994 to $88,000 in 1995. In 1994 the Company issued a license for the development and broadcast of interactive programs in South Africa for $450,000. There was no similar item in 1995. Licensing arrangements are not dependent upon seasonal forces and will vary from period to period.

              Cost of Services-Broadcast and Production Services, which increased 54% from $1,210,000 in the prior year's quarter to $1,861,000, in the current year's quarter, reflects increased costs for equipment leases and increased sales commissions due to the rise in the number of subscribers. Cost of Sales - Product Sales relates to the Company's video game products decreased from $261,000 to $241,000 in the current quarter or 8%. These costs vary depending upon the timing of products released, the volume of products sold, the complexity of the games and the underlying costs associated with each product. The gross margin on product sales decreased from 73% to 62% as the result of amortizing deferred development costs related to specific products sold in the current quarter. The increase in Cost of Sales-Equipment from $686,000 to $924,000, an increase of 35%, is due to the increase in equipment sales, which can vary from period to period. The Company's gross margin on equipment sales rose from 34% to 40%, primarily due to decreases in the cost of certain equipment. Overall, the gross profit margin decreased from 60% to 51% as a result of the lower license fees and royalty revenues and higher costs associated with broadcast services and product sales.

              Operating Expenses rose from $2,813,000 in the prior years quarter to $3,015,000 in the current years quarter, an increase of 7%. Legal and Professional Services increased 272% from $54,000 to $201,000 due to legal expenses incurred relative to litigation and other legal matters. Selling, General and Administrative expenses increased slightly from $2,454,000 to $2,473,000 due to management's efforts to control operating expenses. Research and Development expense increased from $305,000 to

         $341,000, or 12% as the Company continued its exploration of new technical platforms and interactive services.

              Net Interest Income decreased from $102,000 to $(67,000) as a result of decreased interest-bearing investments and the addition of new debt. Income Tax expense decreased from $64,000 to zero in 1995 due to year-to-date operating losses. The Company currently has available approximately $12,000,000 of net operating loss carryovers for federal tax purposes.


         Six month periods ended June 30, 1995 and June 30, 1994

              The Company recognized a net loss of $1,772,000 for the six months ended June 30, 1995 compared to net earnings of $793,000 for the three months ended June 30, 1994. The loss in 1995 is attributed to a substantial increase in legal expenses, additional costs of developing new products and services, and increased marketing expenditures. Total revenues increased 24% from $9,625,000 to $11,971,000. This increase is the result of growth in many of the Company's principal revenue activities.

              The most significant increase resulted from a 60% growth in Broadcast and Production Services from $4,821,000 to $7,734,000. The increase in broadcast revenue is due to an equivalent expansion in the number of subscriber locations contracting for broadcast services from the Company.

              Equipment Sales increased 51% from $1,707,000 to $2,584,000. Equipment sales include both sale and leaseback transactions and direct sales to the Company's customers. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the Company's ability to engage in lease financing, the timing of expansion plans of the Company's foreign licensees and, its educational subscribers. As of June 30, 1995, the Company had sold and leased back subscriber systems in place at a majority of the United States subscriber locations. The Company's ability to make more such sales will be dependent on increases in the number of subscriber locations, as to which there can be no assurance.

              Product Sales related to video and computer games decreased 27% from $1,571,000 to $1,139,000. Sales of video and computer game products are typically seasonal and will vary with the number of products released in any period.

              License Fees and Royalties relate to both the interactive television entertainment segment as well as the software development and distribution segment. License Fees and Royalties decreased 66% from $838,000 in 1994 to $281,000 in 1995. In 1994 the Company issued a license for the development and broadcast of interactive programs in South Africa for $450,000. There was no similar item in 1995. Licensing arrangements are not dependent upon seasonal forces and will vary from period to period.

              Other Revenue decreased from $688,000 to $233,000 in the current year's period. Other Revenue in 1994 primarily consisted of inventory transferred to the Company by its United Kingdom licensee in exchange for release from a license agreement. Other Revenue has historically varied widely.

              Cost of Services-Broadcast and Production Services, which increased 54% from $2,146,000 in the prior year's period to $3,529,000, in the current year's period, reflects increased costs for equipment leases and increased sales commissions due to the rise in the number of subscribers. Cost of Sales - Product Sales relates to the Company's video game products increased from $400,000 to $494,000 year to date or 24%. These costs vary depending upon the timing of products released, the volume of products sold, the complexity of the games and the underlying costs associated with each product. The gross margin on product sales decreased from 75% to 57% as the result of amortizing deferred development costs related to specific products sold in the current period. The increase in Cost of Sales-Equipment from $1,111,000 to $1,559,000, an increase of 40%, is due to the increase in equipment sales, which can vary from period to period. The Company's gross margin on equipment sales rose from 35% to 40%, primarily due to decreases in the cost of certain equipment. Overall, the gross profit margin decreased from 62% to 53% as a result of the lower license fees and royalty revenues and higher costs associated with broadcast services and product sales.

              Operating Expenses rose from $5,358,000 in the prior year period to $8,150,000 in the current year period, an increase of 52%. Legal and Professional Services increased 453% from $254,000 to $1,405,000 due to substantial legal expenses incurred relative to litigation and other legal matters. Selling, General and Administrative expenses increased 32% from $4,540,000 to $6,010,000 due to a large increase in the number of employees hired to develop and produce new products and services and a considerable increase in marketing activities. Research and Development expense increased from $564,000 to $735,000, or 30% as the Company continued its exploration of new technical platforms and interactive services.

              Net Interest Income decreased from $250,000 to $(11,000) as a result of decreased interest-bearing investments and the addition of new debt. Income Tax expense decreased from $67,000 to zero in 1995 due to year to date operating results. The Company currently has available approximately $12,000,000 of net operating loss carryovers for federal tax purposes.


         Material Changes in Financial Condition
         ---------------------------------------

             The following analysis compares information as of the most recent unaudited balance sheet date of June 30, 1995 to the prior year-end audited balance sheet dated December 31, 1994.

             Total assets increased 14% from $31,239,000 to $35,569,000 from December 31, 1994 to June 30, 1995. Cash and Marketable Securities - Available for Sale decreased from $3,429,000 to $2,555,000 at June 30, 1995. The decrease reflects the use of cash to fund operations and to invest in the development of future products and services for the NTN Network and video game products.

             Accounts Receivable - Trade decreased 20% from $5,881,000 to $4,703,000 at June 30, 1995, as the Company stepped up its collection efforts. Accounts Receivable - Other increased from $600,000 to $1,850,000, the result of an equipment sale transaction late in the quarter. The increase in Inventory from $4,628,000 to $5,555,000 is primarily the result of purchasing inventory assets in anticipation of higher sales later in the year. Software Development Costs increased a total of $1,169,000 as the Company continued expansion of programs and new products. Other Assets increased from $3,560,000 to $4,863,000 as a result of investments made in pension assets and in a partnership that acquired the headquarters of the Company.

             The increase in Accounts Payable and Accrued Liabilities from $2,744,000 to $3,556,000 reflects the overall growth of the Company. The increase in aggregate Deferred Revenue (long-term and current) from $1,556,000 to $1,869,000 reflects additional deferred gains on the sale of the assets involved in lease transactions. Deferred gains are amortized to revenue over three-year periods. Long-term Debt (long-term and current) increased from $476,000 to $2,593,000 as a result of additional borrowings to augment working capital needed for operational expenses, new software and product development, marketing of services and purchase of broadcast-related equipment.

             Overall, the Company's working capital decreased $1,624,000 from December 31, 1994 to June 30, 1995, primarily as a result of cash used to fund operations and develop new products and services. The Company may continue to require additional working capital for operating expenses, new services development, marketing of services and purchase of the hardware components used in reception of its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to sustain the Company.

             In the past, the Company has been able to fund its operations and improve its working capital position by sales of Common Stock upon exercise of warrants and options, by leasing transactions for equipment in use at subscriber locations, and by licensing its technology to foreign licensees. The Company is exploring additional alternative capital financing possibilities which may include (i) licensing and related royalties of the Company's technology and products; (ii) borrowing arrangements under fixed and revolving credit agreements; or
         (iii) sale of additional equity securities. In the second quarter, the Company issued approximately 700,000 shares of equity securities including the exercise of warrants and options for net proceeds of $2,705,000. The Company will continue to negotiate for additional lease and debt financing and additional foreign licensing, however, the extent to which any of the foregoing may be effected cannot be predicted at this time.


         PART II  OTHER INFORMATION
                  -----------------

             Item 1. LEGAL PROCEEDINGS.


              The description of certain legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 under the caption "Legal Proceedings", is incorporated herein by reference. An update of events subsequent to that Report follows.

              On April 18, 1995, a class action lawsuit was filed in the United States District Court for the Southern District of California. The lawsuit seeks unspecified damages and alleges violations of securities laws based upon the Company's projections for the fourth quarter of 1994 and for fiscal year 1994, and further alleges that certain insiders sold stock on information not generally known to the public.

              The Company has denied liability based upon the allegations contained in the complaint which does not contain any statement or demand for a specific amount of damages. At this time, the Company intends to vigorously contest the matter.

              On July 3, 1995, a separate action was filed by a single shareholder in the United States District Court for the Northern District of Texas, based upon substantially the same allegations as those set forth in the April, 1995 class action suit against the Company. The Company has just recently filed its response and counterclaim to the action and intends to vigorously defend against this claim.

              In May of 1994, Interactive Network filed a lawsuit in the United States District Court for the Northern District of California claiming that the Company's proprietary interactive boxing game, "Uppercut" infringed upon its patent. The Court granted summary judgment in favor of the Company, and the Company was successful in recovering approximately $57,000 in attorneys' fees from IN. IN voluntarily dismissed its appeal of the Court's ruling.


             Item 6. EXHIBITS AND REPORTS ON REPORT 8-K.


              None.

                                   SIGNATURES
                                   ----------



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           NTN COMMUNICATIONS, INC.



         Date:  August 10, 1995            By:  /s/RONALD E. HOGAN
                                              --------------------
                                              Ronald E. Hogan,
                                              Chief Financial Officer