Form 10-K
period 1995-12-31
NTN COMMUNICATIONS INC
filed 1996-04-16
CIK 748592

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------
                                   FORM 10-K
                                 -------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995
                        COMMISSION FILE NUMBER 1-11460

                           NTN COMMUNICATIONS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                          31-1103425
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

               5966 LA PLACE COURT, CARLSBAD, CALIFORNIA   92008
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

                                (619) 438-7400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                         COMMON STOCK, $.005 PAR VALUE

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
             YES   X    NO
                 -----     -----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (S 229.405 of this Chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

   The aggregate market value of the voting stock held by non-affiliates of Registrant as of April 11, 1996, computed by reference to the closing sale price of such stock on the American Stock Exchange, was approximately $89,000,000. (All directors and executive officers of Registrant are considered affiliates.)

   At April 11, 1996 Registrant had 23,899,145 shares of Common Stock, $.005 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of Registrant's Annual Report to Shareholders for the period ended December 31, 1995 are incorporated by reference into Part I of this Report. Portions of Registrant's definitive Proxy Statement for its July 1996 meeting of stockholders are incorporated by reference into Part III of this Report.


                                    TABLE OF CONTENTS

Item                                                                              Page
- ----                                                                              ----
                                         Part I

 1.       Business.............................................................      3

 2.       Properties...........................................................     23

 3.       Legal Proceedings....................................................     23

 4.       Submission of Matters to a Vote of Security Holders..................     24


                                         Part II

 5.       Market for Registrant's Common Equity and Related Stockholder
          Matters..............................................................     24

 6.       Selected Financial Data..............................................     25

 7.       Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................     26

 8.       Consolidated Financial Statements and Supplementary Data.............     32

 9.       Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...............................     32

                                        Part III

10.       Directors and Executive Officers of the Registrant...................     32

11.       Executive Compensation...............................................     32

12.       Security Ownership of Certain Beneficial Owners and Management.......     32

13.       Certain Relationships and Related Transactions.......................     32

                                        Part IV

14.        Exhibits, Consolidated Financial Statement Schedule,
           and Reports on Form 8-K.............................................     33

Index to Consolidated Financial Statements and Schedule........................    F-0

                                     PART I
   ITEM 1.  BUSINESS.
            ---------

FORMATION

   NTN Communications, Inc. ("NTN") was originally incorporated in the State of Delaware on April 13, 1984 under the name of Alroy Industries. Alroy completed a public offering of its common stock on November 26, 1984. On April 15, 1985, Alroy acquired all of the outstanding stock of National Telecommunicator Network, Inc. In connection with the acquisition, Alroy changed its name to NTN Communications, Inc. In 1993, NTN completed a merger with New World Computing, Inc. ("New World") pursuant to which New World became a wholly-owned subsidiary of NTN. In 1994, the Company formed LearnStar, Inc. (LearnStar) and IWN, Inc.
(IWN), both currently partially-owned subsidiaries. Unless otherwise indicated, references herein to the "Company" include NTN and its consolidated subsidiaries, including New World, LearnStar and IWN.


RECENT DEVELOPMENTS

   A discussion of the general development of the Company for the fiscal year ended December 31, 1995 is set forth in the letter to the Company's shareholders contained in the Company's Annual Report to Shareholders and is incorporated herein by reference. A copy of the Annual Report to Shareholders is included as
Exhibit 13 to this Report.

   In 1995, the Company purchased the shares of LearnStar, Inc. owned by ACT III Communications to increase its ownership in LearnStar Inc. to 100%. In December, the Company sold a 45% interest in LearnStar to Associated Ventures Management Inc., an unaffiliated company, for $2,500,000.

   In December 1995 the Company sold a 10% interest in IWN, Inc. to Symphony LLC, an unaffiliated company for $350,000. Symphony LLC also became a limited partner in IWN L.P., an unconsolidated limited partnership in which IWN, Inc. is the general partner by agreeing to contribute $2,650,000 to the partnership.


PRINCIPAL SERVICES AND PRODUCTS

   NTN Communications, Inc. ("NTN" or the "Company"), through its business units and subsidiaries, develops, produces and distributes individual and multi-player interactive programs to a variety of media platforms. These interactive sports, trivia game and educational programs permit multiple viewers to simultaneously respond to and participate with the programming content. NTN has exclusive licensing agreements with the National Football League ("NFL"), Major League Baseball, the National Hockey League and others to provide interactive play-along programming, such as its proprietary QB1(R) football game, in conjunction with live television events. The Company broadcasts a wide variety of popular games, trivia and informational programming to group viewing locations such as hotels, sports bars and restaurants through its own interactive NTN Network. In addition, NTN brings multi-player interactive games into consumer households through personal computer on-line services, the Internet and interactive television services. NTN currently has two patents pending with respect to its interactive technology systems. Since NTN distributes its programs via satellite, cable, telephone and wireless transmission technologies, its applications are independent of hardware or technical platforms.

   The Company currently provides its products and services through six business units or subsidiaries in various stages of development.

   Of these six, three are considered to be the Core of the Company's business, that is, directly related to multi-player interactive entertainment programs. The three Core business units which will be used throughout this document are as follows:

   CORE
   ----

   Hospitality Services ("Hospitality") - Interactive television network ("NTN Network") featuring sports and trivia games which are broadcast to group environments.

   International Licensing ("International Licensing") - Providing the NTN Network through exclusive licensing agreements internationally.

   Home Interactive Services ("Home") - Marketing many of the same live interactive sports and trivia games currently broadcast over the NTN Network to the home consumer market via third-party providers.

   Three others are considered to be Non-Core business units, that is, they are indirectly related to the Core business but in different markets and/or in early stages of development. The three Non-Core business units which will be used throughout this document are as follows:

   NON - CORE
   ----------

   LearnStar, Inc. ("LearnStar") - Providing an interactive, multimedia, curriculum-based educational system to schools.

   IWN, Inc. ("IWN") - Developing, distributing and marketing interactive and transaction processing software and technology for the gaming industry.

   New World Computing, Inc. ("New World") - Designing, developing and publishing interactive computer games in CD-ROM and floppy disk formats.


   The following is a summary of the revenues, total expenses and operating income for each of the Core and Non-Core business units followed by a brief description of each:


                          TOTAL         TOTAL       OPERATING
CORE UNITS             REVENUES      EXPENSES   INCOME (LOSS)
- -----------------   -----------   -----------   -------------
Hospitality         $21,720,000   $18,173,000     $ 3,547,000
International           747,000     1,610,000        (863,000)
Home                    690,000     1,532,000        (842,000)


                          TOTAL         TOTAL       OPERATING
NON-CORE UNITS         REVENUES      EXPENSES   INCOME (LOSS)
- -----------------   -----------   -----------   -------------
LearnStar             1,095,000     3,244,000      (2,149,000)
IWN                     600,000             0         600,000
New World             5,379,000     5,252,000         127,000


   Hospitality--Hospitality represents the majority of the Company's business, providing a 24-hour-a-day interactive television broadcast network featuring sports, trivia and informational programming to over 3,000 hospitality sites in the U.S. and Canada. These sites include bars, restaurant chains (e.g., TGI Friday's, Ruby Tuesdays, Black Angus), national hotel chains (e.g., Hilton, Holiday Inn, Marriott, Radisson, Sheraton), local and regional bowling alleys, pizzerias, sports complexes and military bases. Through various platforms including satellite, cable and wireless transmission sources, Hospitality can link its subscribers to encourage local, regional and national competitions for its programming.

   International Licensing--The Company has licensed independent companies to broadcast in Australia/New Zealand and South Africa. Its exclusive licensees, NTN Australasia, Ltd. and MultiChoice, Ltd., operate broadcast centers in Australia/New Zealand, and South Africa, respectively. Further, the Company licenses its programs and software to a company in Canada. Licensees, except in Canada, operate their own broadcast center and produce interactive programs specifically geared to the local culture and society. The Canadian licensee uses the broadcast provided by the Company on the NTN Network.

   Home--The Company provides to the home consumer market many of the same services as Hospitality, via on-line services and interactive television networks. Home is not dependent on any particular technology or method of transmission to deliver its programming. For example, through an agreement with America Online ("AOL"), NTN delivered QB1(R) to AOL customers during Super Bowl
XXX. In addition to the same sports and trivia games which are currently broadcast over the NTN Network, Home provides other multi-player interactive games expressly designed for the home environment. Home is divided into two sub-markets, on-line services ("On-Line Services"), and interactive television services ("ITV Services"). Currently, Home receives revenues from 1) play-along services, in which NTN services are broadcast along with live events generating subscription fees from interactive game participation, or "pay-per-play", and 2) information services, where NTN'S database is provided as a value-added information service to subscribers who want statistical data. Home's customers include the AT&T Imagination Network, General Electric's GEnie, and GTE MainStreet.

   LearnStar--LearnStar, a partially-owned subsidiary of NTN, was formed in 1994. LearnStar owns the exclusive license for NTN's proprietary software technology for educational applications in the United States. With a comprehensive library of over 1,000 interactive academic competitions covering 16 subject areas, LearnStar offers teachers a new and exciting way to encourage learning and motivation in kindergarten through 12th grade students.

   IWN--IWN, a partially owned subsidiary of NTN, was established in 1993 to develop, distribute and market interactive and transaction services for the gaming industry. NTN has granted IWN the exclusive international license for all software and technology developed by NTN for use in gaming applications.
IWN subsequently sold these rights to IWN L.P., an unconsolidated limited partnership in which IWN is the general partner. IWN is currently pursuing its business interests entirely through IWN, L.P. IWN, L.P. has two proprietary software products, focusing on the pari-mutuel wagering industry which are, near completion. Through IWN L.P., IWN is developing the IWN Gaming Host System ("Gaming Host System"), an on-line transaction processing engine that provides security, administration, processing and switching services. The Gaming Host System is designed to provide the back-end system and support for all of IWN's products, regardless of market niche application or technical platform.

   New World--New World is an internationally recognized designer, developer and publisher of interactive computer games. New World has a portfolio of over 30 games for DOS, Windows and Macintosh applications in CD-ROM and floppy disk formats. Popular titles include casino-themed games such as Vegas Games(TM), fantasy role playing games such as Heroes of Might and Magic(TM), and strategy adventure games such as Anvil of Dawn(TM). New World's products are designed for general consumer use on a variety of home personal computers and console entertainment systems, such as SEGA and Nintendo.


MARKETING AND DISTRIBUTION OF SERVICES AND PRODUCTS

   Hospitality's NTN Network. The NTN Network is currently marketed primarily to public viewing locations such as bars and lounges, that are principally located in hotels and restaurants, as well as to military bases and country clubs ("Locations"). The NTN Network serves over 3,000 locations throughout all 50 of the United States and in Canada. Locations in Canada are further served by the Company's licensee, NTN Interactive Network ("NTN Canada").

   The NTN Network presently features from 14 hours to 17 hours, depending on the time zone, of interactive sports and entertainment trivia game programming on weekdays, with extended programming hours on weekends. The balance of broadcast time is devoted to an audible graphics-based service transmitting information, including sports and upcoming program promotion.

   Original programming for the NTN Network is developed and produced at the Company's corporate offices in Carlsbad, California for distribution to Locations. The Company's facilities are equipped with video, satellite and communications equipment, and sophisticated multimedia computers. The Company can provide simultaneous transmission of up to 16 live events for interactive play and a multitude of interactive games and other programs, allowing distribution of different programs to customers in different geographical locations.

   The Company uses two independent services to distribute NTN programming via satellite to customers, although it is not dependent upon either service because there are several other providers that offer similar services. The Company attempts to use the most effective and least expensive multiple data transmission techniques to distribute data from the Company's facilities to customers, including FM radio transmission, direct satellite broadcast, and television transmission via vertical blanking interval.

   Each Location receives NTN proprietary equipment (a "Location System") including a personal computer, a satellite data receiving unit (usually a small satellite dish), and a minimum of ten hand-held, portable keypads ("Playmakers(TM)") which players use to make their selections. During live interactive program, players participate in the play-along programs using two television screens. One screen features the live broadcast from the television network (e.g., ABC's Monday Night Football), while the second screen displays the NTN Network program. Participants play the game by entering their selection on Playmakers(TM), which transmit a radio signal to the on-site computer or through connection to the NTN broadcast center (the "Broadcast Center") in Carlsbad, California. At the conclusion of the broadcast, total scores are calculated and sent via phone lines. Within seconds, results are tabulated and scores at each participating Location are transmitted back to such Location via the NTN Network. This allows players to compete not only with other patrons at their Location, but against all players across the nation who are participating interactively on the Network. The following diagram depicts the transmissions for a typical real-time, interactive game via satellite.

                         [SATELLITE FIGURE GOES HERE]

   In addition to tabulating Playmaker(TM) responses at the Location and communicating with the Company's offices, the Location System can manipulate videotext inserts at the direction of the Location, and call up high-resolution computer generated graphics as directed by the Company's computers. Accordingly, the Company offers both national and local advertising.

   Interactive Sports Game Programs. Hospitality offers a variety of sports and entertainment trivia games that challenge players skill and knowledge and create significant customer loyalty. An example of interactive sports programming is QB1(R), the Company's first and most renowned game program. QB1(R) is an interactive football strategy game exclusively licensed by the NFL which tests a player's ability to predict an offensive team's plays during a live televised football game. Points are awarded based on the accuracy of the player's prediction, rather than whether the team scores or advances the ball. The Company broadcasts QB1(R) in conjunction with every NFL game and selected Canadian Football League games and college football games.

   The NTN Network presently features the following interactive sports games programs:

NTN Play-Along Games--Interactive games played in conjunction with live, televised events. Games include the following:


            GAME                                   DESCRIPTION
- ----------------------------    ------------------------------------------------
QB1(R)                          NFL licensed interactive strategy game in
                                conjunction with live telecasts of college and
                                professional football games
NTN DiamondBall(R)              Major League Baseball licensed interactive
                                strategy in conjunction with live telecasts of
                                baseball games
Triples(TM)                     Interactive horse racing game in conjunction
                                with live telecasts of horse races
Uppercut(R)                     Interactive strategy game in conjunction with
                                live telecasts of boxing matches
NTN PowerPlay(R)                National Hockey League licensed interactive
                                strategy game in conjunction with live telecasts
                                of hockey games

NTN Fantasy Games--Fantasy league games that are played in conjunction with sporting events or rotisserie leagues. Games include the following:


            GAME                                   DESCRIPTION
- ----------------------------    ------------------------------------------------
Brackets(TM)                    Basketball or hockey tournament prediction game
Dream Team Baseball(TM)         Managing a professional all-star baseball team
Football Challenge(TM)          Weekly selection of winners of college and
                                professional football games
Football Fantasy(TM)            Managing a professional all-star football team
Hockey Draft(TM)                Managing a professional all-star hockey team
Hoops(R)                        Managing a professional all-star basketball team
Oddsmaker Challenge(TM)         Weekly selection of winners of various sporting
                                events


   Interactive Trivia Game Programs. During trivia game programs, each Location System simultaneously displays selected trivia questions which are displayed on the NTN television monitor at each Location. Participants use the Playmaker(TM) to select answers, which are collected, transmitted and tabulated in a similar manner to NTN's interactive sports games. Participants' scores are displayed on the dedicated television monitors, along with national, regional and local rankings, as applicable.

   While certain of the Company's sports games are available only during the seasons when the respective sports are played, the trivia game programs allow the Company to offer year-round interactive programming. The NTN Network generally provides the trivia programming during evening hours, when Locations, particularly restaurants and bars, tend to be busiest. Currently, the Company broadcasts between 14 and 17 hours of interactive programs per day. The NTN Network presently features the following interactive trivia games programs:

NTN Premium Trivia Games--Promotion-oriented weekly game shows that generally require 1-2 hours of participation. Prizes are awarded to the top finishers. Games include the following:


            GAME                                   DESCRIPTION
- ----------------------------    ------------------------------------------------
Passport(TM)                     Travel oriented game with 3-D animated graphics
Playback(TM)                     Music trivia
Showdown(R)                      Advanced trivia challenge
SportsIQ(TM)                     Weekly sports trivia game
Sports Trivia Challenge(R)       Advanced sports trivia covering multiple topics
Spotlight(TM)                    Entertainment and media based trivia game
                                 (movies, music)

NTN Trivia Games--General-themed, standard games typically one-half hour in length. Games include the following:


            GAME                                   DESCRIPTION
- ----------------------------    ------------------------------------------------
Brain Buster(R)                 Interactive trivia game covering esoteric topics
Countdown(R)                    Interactive trivia game using word plays
Topix(TM)                       Theme driven trivia game played under controlled timing
Wipeout(TM)                     Interactive trivia game eliminating incorrect answers
Nightside(R)                    Adult oriented trivia
Sports Trivia(R)                General trivia game covering sports topics
Undercover(R)                   Trivia/puzzle game
Viewer's Review(R)              Audience-supplied content trivia game
Retroactive(TM)                 Pop-culture trivia with 60's, 70's and 80's content
Football Weekend Roundup(TM)    Football trivia game

Custom Games--Interactive games created specifically for media companies such as Capital Cities/ABC for simultaneous broadcast with their live telecasts.


            GAME                                   DESCRIPTION
- ----------------------------    ------------------------------------------------
NTN Awards Show(TM)             Interactive game played in conjunction with the
                                Academy Awards, Grammy Awards and other award
                                shows
NTN Draft Show(TM)              Interactive game played in conjunction with the
                                annual NFL draft
Reality Check                   Interactive game played in conjunction with
                                sports round table television broadcast in
                                conjunction with Prime Sports

   Since 1987, Hospitality has broadcast the NTN Awards Show(TM) to all sites in connection with the live Academy Awards telecast. The NTN Awards Show(TM) contains movie trivia and biographical information on nominees and allows players to predict winners up to the actual announcement and compete with other players via the Network, in a manner similar to QB1(R).

   Information Programming. During the hours in which the Company is not broadcasting interactive games, the Company uses its broadcast network to transmit sports information as well as NTN Network programming information. The Company obtains the majority of its sports information (for which it pays a monthly fee) from Sports Ticker wire service, electronically formats the information and then retransmits it for broadcast to Locations.

   Advertising. Hospitality operates in a manner similar to the television broadcast medium in that a number of minutes of a broadcast hour are set aside for advertising, promotional spots (promoting Hospitality's competitions and special events), "tune-in spots" (promoting Hospitality's programming schedule), and public service announcements.

   Hospitality has currently set aside fourteen minutes each hour for advertising, promotional spots and "tune-in spots." Each of the spots are designed to be fifteen seconds in length for a total of 56 spots per hour. Hospitality can insert advertising messages into its interactive sports and trivia programming at any number of Locations. Further, messages can be broadcast over the Network or custom-tailored for a specific Location or several Locations.

   Hospitality sells advertising in blocks of two-fifteen second ad spots per hour for a total of fourteen hours per day. Hospitality has innovatively blended programming content with the advertiser's logo and message. For example, the Miller Lite Countdown(R) and Cuervo 1800 Countdown(R) Shows provide 30 minutes of commercial exposure to Miller and Cuervo products. Sponsorships of programs are also available and provide advertisers with specific premium exposure within a sponsored program.

   Advertisers are also given the opportunity to communicate directly with Hospitality's Players Plus(R) ("Players Plus(R)") members, numbering over 250,000. Players Plus(R) is a frequent player club which members join by entering their name, address, zip code and identification number into a Playmaker(TM), which is then captured at the Broadcast Center. A member earns points each time they play and also a chance to win prizes in the monthly Players Plus(R) sweepstakes. Sponsors are capable of receiving feedback through interaction with customers in the form of customer surveys.

   Special Events. The Company provides interactive services to corporate customers for special events such as trade shows, conventions, major sporting events, polling, auctions, and corporate training. The NTN Special Event System is highly portable and adaptable. It can be used in a variety of settings including convention centers, theaters, conference centers, and major gathering areas such as arenas and stadiums. Specific programs are tailored to the needs of the customer for each special event, resulting in an attractive, high-tech interactive production. The following is a partial list of customers and events for which the NTN Special Event System was utilized in 1995:

   National Football League - The NFL Experience
   NFL Hall of Fame - Permanent Display
   Major League Baseball - Fanfest
   Major League Baseball - Hall of Fame Dinner
   National Hockey League - Hockey Hall of Fame
   Lexus-Toyota Motor Sales - Car Auctions
   National Restaurant Association - Trade Show

   Interactive Programming Under Development. The Company is continuing to develop and market-test other interactive game programs. These include interactive programming in conjunction with live broadcasts of basketball games and award shows, as well as additional trivia and stand-alone interactive games. The Company is also developing interactive games for broadcast with television game shows, allowing NTN Network viewers to play a televised game show simultaneously with studio contestants.

   International Licensing. NTN continues to expand its international services though licensing agreements. For many years, NTN has provided service to customers in Canada through its unaffiliated licensee, NTN Canada. In 1993, NTN issued a 20-year license to an unaffiliated company in Australia ("NTN Australasia"), to create the first interactive television network in Australia and New Zealand. In 1994, NTN issued a license to MultiChoice Ltd., an unaffiliated company, to develop and operate an interactive broadcast network in South Africa. Generally, the company licenses operations in foreign countries by granting the rights to use NTN's exclusive interactive broadcast technology. NTN provides licensees with technological know-how and assistance to build a broadcast center, and to develop interactive products and programs.

   Home. The Company provides many of the same services and programs as Hospitality to the home consumer market via Home Interactive Services ("Home"). Home provides multi-player interactive games, which have already garnered brand recognition via Hospitality, into the consumers' households through personal computer on-line services and interactive television services. In addition, Home provides other multi-player interactive games designed expressly for the home environment. Home offers the games to end users via third party networks such as America Online, ImagiNation Network, and GTE MainStreet. The Company receives development fees and monthly broadcast revenues based upon usage and certain minimum guarantees from these third-party networks. The end-user does not pay NTN directly, but pays the distributor who is responsible for paying the Company.

   The current focus of home distribution is PC on-line services, such as AOL, where a substantial customer base already exists. The Company's interactive sports and trivia games are available on-line 24 hours a day, seven days a week. The Company distributes games through PC on-line services in return for a share of the customer revenue in excess of a minimum monthly fee. The end-user purchases services from a distributor such as AOL who, in turn, pays NTN.

   Most of the interactive sports and trivia games currently broadcast over the NTN Network into Hospitality locations are available directly to customers in their homes through a variety of media, including computer on-line services and ITV networks. Home is a unique content provider since its program is not dependent upon, and consequently not bound by, any particular technology or method of transmission. Regardless of which technology emerges as the primary means of transmission on the "information highway", management believes Home's programming content will be available to the household.

   In addition to the games developed by Hospitality, Home currently offers three on-line games: Hockey Trivia(TM), Baseball Trivia(TM), and Pigskin Picks(TM), and four ITV games: Blackjack, Poker, Reversi and Checkers. In 1996, over two million households had access to play QB1(R) during Super Bowl
XXX. Further, the NTN Awards Show(TM) was available to over three million households which could play along and predict the outcome of the 1996 Academy Awards telecast.

   Home distributes games to on-line and ITV networks, also known as content distributors. These games, in turn, are made available to their customer base for a fee. The diagram below depicts the transmissions necessary for a Home customer to play a Home game.


                         [VIA CABLE/TELEPHONE FIGURE]


   LearnStar. NTN formed and granted to LearnStar the exclusive license for its proprietary technology for educational applications in the U.S. The LearnStar teaching system (the "LearnStar System") was developed as a natural extension of the Network and its Hospitality applications. The LearnStar System is targeted at schools and teachers who are seeking an educational tool to increase student interest in learning via interactive competitions in the classroom.

   The LearnStar System enables a school to evaluate the academic proficiency of the students, while creating an enjoyable environment in which students seem more apt to participate. Using similar technology to that used for the NTN Network, the LearnStar interactive learning system can conduct academic competitions, collect data for surveys and provides local, regional and national testing capabilities. All of these services can be utilized within a single classroom, at one distinct site, or at multiple schools throughout the country, all with instantaneous feedback.

   Students test their comprehension of material by viewing an academic competition on a television screen, then answer questions interactively via hand-held keypads that broadcast signals to and from the LearnStar System. The questions are posed in a multiple choice format, similar to the nationally administered Scholastic Aptitude Test. Many competitions feature full-motion video, colorful graphics and sound. Students work individually or in teams to answer the questions, with scores and team rankings displayed on the television screen after each question. The LearnStar System offers flexibility - it can be utilized as a stand-alone resource, moving on a portable cart from classroom to classroom for use by the entire school, or the LearnStar System can be linked via satellite on the NTN Network for live national competitions with schools throughout the US. Teachers can also develop unique lesson plans by editing the existing competitions or creating their own customized quizzes to include current events and to highlight important information.

   The LearnStar System includes a dedicated computer control system with Pentium processor, CD-ROM unit, proprietary software, printer, satellite dish, receiver, wireless keypad transceiver, classroom keypad pack with charging trays, and LearnStar component cart. The LearnStar System allows teachers to customize existing learning materials in the library to match their personal lesson plans with proprietary editing software that allows the editing of existing competitions, or creation of new competitions, utilizing either a PC or Macintosh platform.

   The multimedia, interactive LearnStar software features over 1,000 academic competitions in 16 subject areas written by experienced educators, instructional designers and software programmers. LearnStar academic competitions are carefully written according to state guidelines, national standards, relevant topics and age appropriateness.

   IWN. IWN, a partially owned subsidiary of NTN, was established in 1993 to develop, distribute and market interactive and transaction processing services for the gaming wagering industry. IWN is a general partner in IWN L.P. which has been granted the exclusive worldwide license for all existing and future software and technology related to gaming applications. IWN, L.P. will continue to develop its products and services for eventual mass marketing.

   Initially, IWN focused on the domestic pari-mutuel market as the point of entry due to the enabling legislation that already exists in several states. This legislation currently allows racing fans to establish and fund an account at the racetrack, and call in via telephone to either a live operator or an interactive voice response unit to place their wager. New York and Connecticut presently allow non-residents to establish accounts and place interstate telephone wagers. Ohio and Pennsylvania are considering allowing non-resident accounts and interstate telephone wagering.

   IWN's first product, HomeStretch(TM), turns a personal computer into a gateway for pari-mutuel wagering. The Windows 95-based product will allow players to establish and fund an account at the racetrack, review race information, and create wagers. Using a modem, the player will connect to IWN's Gaming Host System, located in Carlsbad, California, which upon completion will provide connectivity to the racetrack system, funds transfer system, and information providers. The Gaming Host System will be an on-line transaction processing engine that will provide the security, administration, financial transaction processing services and switching capabilities necessary to support interactive gaming and wagering from the home or virtually anywhere.

   New World. New World was acquired in 1993 to broaden the Company's game portfolio and to develop new platforms beyond TV to cable, satellite and wireless networks. New World is an internationally recognized designer, developer and publisher of interactive computer games, currently offering games in CD-ROM and floppy disk formats. Since its inception, New World has published over 30 titles for DOS, Windows and Macintosh applications in CD-ROM and floppy disk formats emphasizing sequel-based fantasy role playing games. New World primarily publishes games, most of which are developed under contract by independent producers concentrating on original games.

   MARKETING AND EXPANSION STRATEGY

   Hospitality. Hospitality markets its services to customers primarily through advertising in national trade periodicals, national and regional industry trade shows, telemarketing, direct mail and direct contact through the field representatives. All sales prospects are organized and tracked through Hospitality's distributed database software. Hospitality utilizes a full-time telemarketing staff to set appointments for field representatives, pursue trade show and magazine inquiries and accommodate in-bound sales calls. The telemarketing staff plans, organizes and implements the direct mail program and the subsequent follow-up strategy. This staff also telemarkets to prospects generated from industry lists acquired by hospitality. Currently Hospitality sells its services through its two-person management team and utilizes direct salespersons as well as over 30 independent representatives. The representatives' agreements are typically three-year agreements, subject to earlier termination by the Company in the event the representative does not meet certain performance goals. Customers generally execute a renewable one-year contract to obtain the Company's services and pay a monthly fee of approximately $600.

   The Company's future business strategy related to Hospitality is to continue to increase available programming for the NTN Network and market the NTN Network to additional group viewing Locations. In addition, the Company intends to develop additional revenue sources for the NTN Network such as advertising, and increase its special event services to other types of businesses. No assurance can be given as to whether the Company will be successful in the implementation of its business strategy.

   Home. Since the end-user is technically the distributor's customer, Home relies on the distributor's marketing efforts to promote its products. However, home works in conjunction with distributors to develop the promotions and advertisements. For example, AOL may include the Company's game logo on an initial "start-up" screen which millions of its subscribers can access at no expense to NTN. Furthermore, Home supplies distributors such as GTE MainStreet with existing marketing materials used by Hospitality, but GTE MainStreet absorbs the majority of the cost associated with promoting Home's games to GTE MainStreet customers. The company has long-term agreements with its customers to provide its services and products. Home's customers generally pay the company a fee based on the amount of time that consumers have participated with Home's games and services.

   In the future, Home expects its products to elicit more exposure from the distributors as a result of increased brand recognition and continued promotions. Home will continue to take a proactive position with respect to marketing products to each distributor to ensure inclusion in as many of their promotional efforts as possible. Home expects its direct marketing costs to continue to be minimal. No assurance can be given as to whether the Company will be successful in the implementation of its business strategy.

   LearnStar. To date, LearnStar has utilized a direct sales force to target individual schools. In the future, management plans to increase the marketing effort by targeting inner-city school districts, the nationwide Catholic archdiocese school system and others. LearnStar is seeking sponsorship from public and private foundations as well as funding from federal, state and local government agencies. LearnStar derives its revenues from selling the LearnStar system and a site license to its customers. Current prices for the LearnStar system range from $18,000 to $23,000 dependent upon volume and other factors.

   LearnStar also is pursuing corporate sponsorship, whereby corporations will finance the costs of an academic competition in return for promotional consideration. Marketing and sales efforts are focused on large population centers in states with funds designated specifically for technology in education. Sales efforts are currently underway in Mississippi, Georgia, North Carolina, Pennsylvania, Ohio, Missouri, Illinois and Michigan. No assurance can be given as to whether the Company will be successful in the implementation of its business strategy.

   IWN. IWN's marketing strategy is to promote the acceptance of interactive applications to existing gaming and wagering enthusiasts, on-line services users and interactive television participants. IWN's marketing strategy for HomeStretch(TM) in the interactive pari-mutuel wagering market, is to target both the racing organization and the racing end-user. The development of this business will depend on the adoption of enabling legislation in many states and countries. Utilizing database marketing, IWN will initially target racing fans who currently use computers for handicapping. This group has been identified as "early adopters". IWN intends to expand the market to include on-line services users and other demographic groups which are comfortable with technology and have an interest in sports. IWN will seek to utilize resources from both the Hospitality and Home businesses to generate potential customer lists. Targeted direct mail, on-line advertising and telemarketing will all be utilized to promote the IWN services. IWN will generate revenue through fees charged to process data including wagers and switching and transfer services.

   Promotion to the racing industry will be through trade shows and direct sales. IWN's management team has over twenty-five years of combined experience marketing services to the gaming and wagering industry. IWN has a relationship with Autotote Corporation, a public company which processes approximately 75% of the pari-mutuel handle in the U.S. and which is the exclusive licensee for operating off-track betting establishments for the State of Connecticut. In addition, IWN has a relationship with the Ontario Jockey Club, Canada's premier racing organization, with plans to develop an interactive wagering system for the Canadian market. Implementation is expected in the third quarter of 1996. No assurance can be given as to whether the Company will be successful in the implementation of its business strategy.

   New World. Since its inception, New World has published over 30 titles for DOS, Windows and Macintosh applications in CD-ROM and floppy disk formats focusing on sequel-based fantasy role playing games ("RPGS"). New World primarily publishes games, most of which are developed under contract by independent producers, but also has an internal core group of professionals to support developers and to produce a selected number of titles in-house. New World focuses on bringing original games to market rather than paying premiums to license TV or movie titles from outside parties as do many of its competitors. The product development cycle normally takes between 12 and 18 months from concept to production. A large percentage of sales occur in the last four months of the year during the peak Christmas holiday sales season.

   The Company's current list of PC based, CD-ROM and entertainment center-based game Products consists of the following:

   Fantasy Games
   -------------

   Might and Magic I & II Combo
   Might and Magic III, Isles of Terra
   Might and Magic: Clouds of Xeen
   Might and Magic: Darkside of Xeen
   Might and Magic: World of Xeen
   Heroes of Might and Magic
   Might and Magic: Trilogy

   Adventure/Strategy Games
   -------------------------

   Spaceward Ho!
   Spaceward Ho! IV
   Empire Deluxe
   Empire Deluxe: The Scenarios.
   Empire II
   Iron Cross
   Hammer of the Gods
   Inherit the Earth
   Zephyr
   Wetlands

   Entertainment Games
   -------------------

   Joe & Mac: Caveman Ninja
   Vegas Games
   More Vegas Games
   Celebrity Poker
   Mind Games
   Family Card Games

   Productivity/Connectivity Software
   ----------------------------------

   MacIntercomm Lite

   New World is involved solely in the software aspect of the computer and video game industry. It is not involved in the manufacturing or sales/distribution of computer hardware other than in the form of licensing and bundling Products with hardware manufacturers. The Company's Products are sold through mass merchants or retailers and subsequently installed directly onto the consumer's computer.

   Technical support for questions relating to video game software is provided to the consumer free of charge. In addition, consumers have access to the 24-hour bulletin board system for video game hints and updates. To eliminate technical problems, the Company employs several full-time quality control personnel who conduct tests on the various aspects of each Product.

   Advertising for computer games and video game software incorporates both traditional and non-traditional media placements. Traditional media include magazines, trade journals, direct mail, telemarketing and newspaper advertising. Non-traditional media include on-line marketing (including the Internet), encrypted CD-ROM marketing and trade show promotions. New World also utilizes cooperative advertising in conjunction with retailers in order to capture end-caps and shelf space. New World currently advertises in leading industry publications such as Computer Gaming World, Computer Game Review, PC Go, PC Data and PC News. New releases are promoted through advertisements as well as reviews in these publications. Retail prices for New World games range from $19.95 to $59.95.

   New World distributes directly to its largest 50 customers through a three person sales force that covers both domestic and international markets. All other sales are made through distributors. Distributors are paid a 5% commission for every title sold. The majority of sales are made by software specialty retailers including Egghead, Electronics Boutique and Software Etc. New World products are also distributed through computer superstores (CompUSA, Computer City), warehouse clubs (Price/Costco, Sam's) and consumer electronics retailers (Circuit City, Best Buy and Good Guys!).

   New World software is also distributed through mail order catalogs such as Mac/Micro Warehouse and PC MacConnection. New World recently expanded distribution capabilities in Europe by entering into an arrangement with an independent company to produce, market and distribute New World's products for which it will receive royalties. As a result of this and other pending arrangements, New World does not employ any sales representatives in foreign countries.

   New World's future business strategy related to the software development and distribution segment, is to produce the highest quality, most entertaining Products in the marketplace, and to expand its distribution, both domestically and internationally. In this regard, New World intends to increase its product line and release additional Products in 1996 and actively pursue publishing its own video games on additional technical platforms including SONY Playstation systems and SEGA Genesis systems. New World will also seek out further opportunities to publish and distribute products developed by others, and other development avenues. In furtherance of its business strategy, New World plans to continue to research the needs of the consumer, develop innovative technology, improve and enhance game design, graphics, sound and musical effects and expand its story lines. No assurance can be given as to whether the Company will be successful in the implementation of its business strategy.


   SOURCES OF REVENUE

   The following table sets forth information with respect to the principal sources of the Company's revenues during the years ended December 31, 1995, 1994 and 1993.

                                                        YEARS ENDED
                                                        DECEMBER 31
                                           --------------------------------------
                                              1995          1994          1993
                                           -----------   -----------   ----------
Distribution revenue - Domestic.........   $16,411,000   $11,584,000   $6,198,000
Distribution revenue - Foreign..........       896,000       660,000      580,000
Equipment sales - Domestic..............     6,073,000     3,958,000    3,281,000
Equipment sales - Foreign...............       711,000       429,000      689,000
Licensing  -  Domestic..................       672,000     1,083,000            0
Licensing  -  Foreign...................     1,495,000       851,000      802,000
Product sales - Domestic................     3,884,000     5,052,000    5,468,000
Product sales - Foreign.................             0       211,000            0
Other...................................     1,629,000       818,000      240,000

   Distribution Revenue. The primary market for the NTN Network has been the Hospitality market comprised of approximately 330,000 bars and restaurants in North America, but potential Locations may also be found among approximately 30,000 hotels, 800 military bases, 3,000 college campuses, 24,000 hospitals, and 100,000 other group viewing Locations such as country clubs, fraternal organizations, and bowling centers.

   To date, the NTN Network customers have generally been bars and lounges, principally in hotels and restaurants. Many of the Company's Locations have multiple sites such as hotel and restaurant chains. Locations generally enter into a one-year broadcast service agreement with the Company pursuant to which they pay a monthly broadcast fee of approximately $600 per Location. The Company currently serves over 3,000 Locations located in all 50 States and in Canada. Fees from distribution services account for approximately 50% of the Company's revenue.

   Through Home, the Company also provides its services to on-line users and ITV services pursuant to the agreements with various system providers such as AOL, GEnie, GTE and Imagination Network. The on-line computer industry is one of the fastest growing consumer markets in terms of subscribers. Industry analysts project that by 1999 more than 100 million consumers will be connected to on-line computer services. Distribution fees from on-line services and ITV services are based on the actual use of the NTN interactive programs by their underlying customers. Revenues from these services were $690,000 in 1995.

   In 1986, the Company entered into a license with NTN Canada (the "Canadian License"), pursuant to which NTN Canada solicits Locations to the NTN Network in Canada. Under the Canadian License, the Company broadcasts NTN Network programs to Canadian Locations in exchange for an annual license fee payable in monthly installments based upon the number of Locations in Canada, which presently number approximately 450.

   The Canadian License also grants NTN Canada the exclusive right to market NTN interactive services to cable/on-line viewers in Canada. The Company is entitled to receive a royalty equal to 25% of revenues generated from Canadian home customers. There are as yet no cable/on-line customers in Canada, and no assurance can be given that any such royalties will be received by the Company.

   Equipment Sales. Equipment sales of Location Systems and LearnStar Systems is a major source of revenue for the Company. Typically, Location Systems are sold to leasing companies under sale and leaseback agreements, and provided by the Company to Locations. The Company also sells interactive equipment, particularly Playmakers(TM), to its licensees in Canada, Australia, New Zealand and South Africa. LearnStar Systems are sold to schools and other education providers. Equipment is generally sold to customers with no return rights except in the case of defect.

   Licensing of Technology. NTN has entered into license agreements with unaffiliated companies in Australia/New Zealand and South Africa. Those license agreements provide for the Company to assist licensees in establishing a broadcast network, and for the company to receive a flat license fee. In addition, a monthly fee based upon the number of Playmakers(TM) in use plus a percentage of gross advertising revenue is earned by NTN. The Australia/New Zealand licensee commenced operation of a broadcast network in 1993. The South Africa licensee began operation of its broadcast center in 1995. In 1994 and 1995, IWN licensed IWN L.P., an affiliated unconsolidated limited partnership, for worldwide rights to its interactive gaming technology. No assurances can be given that any significant revenues to the Company will result from future licensing activities.

   Product Sales of Video Game Software. A majority of the Company's software sales are through software specialty retailers, including Egghead, Electronics Boutique, Software Etc., and Babbages. The Company has entered into distribution arrangements with distributors who supply retailers.

   The Company distributes its Products to computer superstores, such as CompUSA, Computer City, Micro Center, Fry's Electronics and Future Shop (Canada); warehouse clubs, such as Price/Cost Co., Inc. and Sam's; consumer electronics retailers such as Best Buy, Inc. and Circuit City and mail order catalogues, including Mac/Micro Warehouse, PC MacConnection, MAC Zones and Multiple Zones. Additional orders are obtained through direct mail campaigns through the Company's 800-sales line and product catalogues included in every product box.

   North American sales accounted for nearly all of video game Product sales for the year ended December 31, 1995. The Company's video games are distributed in Japan and other Asian countries through independent retailers and distributors and in the United Kingdom, Europe and Asia by means of independent distributors through license agreements.


RAW MATERIALS

   For media platforms such as cable and on-line services, the Company distributes its programs to the recipients who maintain their own receiving, translation and re-broadcasting equipment. Accordingly, the Company has no raw materials or equipment needs for these customers. For media platforms such as the NTN Network and LearnStar applications, the System is assembled from off-the-shelf components available from a variety of sources, except for the Playmaker(TM) package. The Company installs and maintains service of the Location Systems and LearnStar Systems. The Playmaker(TM) package is currently manufactured to the Company's specifications by a non-affiliated manufacturer in Taiwan. The Company believes that there are numerous other manufacturers who could supply Playmakers(TM), although no assurances can be given that, if necessary, such alternative sources could be secured at commercially reasonable costs and without undue delay.

   Computer and video game Products are manufactured by third-party fulfillment houses using printed and pre-packaged materials, computer disks and compact discs (CD's). These materials are readily available from a variety of sources and the Company is not dependent on any one source for materials.


LICENSING, TRADEMARKS, COPYRIGHTS AND PATENTS

   The Company's sports games make use of simultaneous telecasts of sporting events. The promoters of such events take the position that the use of simultaneous telecasts requires express permission from the owners of the pertinent rights. In addition, the Company believes that a license is required to utilize the trademarks and logos of national teams and leagues in connection with the playing of an interactive game.

   The Company is party to an exclusive license from the NFL, which grants the Company the exclusive right to use the trademarks and service marks of the NFL in connection with the playing and marketing of QB1(R). The NFL license grants the Company the exclusive data broadcast rights to conduct interactive games in conjunction with the broadcast of NFL football games, for which the NFL receives a royalty based on revenues billed by the Company in connection with QB1(R) play. The agreement with the NFL had an initial term of five years which expired in 1995. The Company's exclusive agreement with the NFL was extended for two years and the parties are presently engaged in negotiations with respect to their future relationship. There can be no guarantee that the Company will be able to renew the license in the future. Further, it is uncertain as to whether the Company's failure to renew the license will have a material adverse effect on the Company.

   In 1994, the Company entered into a three-year exclusive contract with the Canadian Football League ("CFL") granting the Company the exclusive rights to the simulcast of data accounts of the events occurring at CFL games, for which the Company paid a royalty fee to the CFL. The license also includes the exclusive right to use the CFL trademarks and logos for an interactive game in connection with the playing and marketing of QB1(R).

   The Company currently has non-exclusive licenses from Major League Baseball and the National Hockey League to use live broadcasts of their respective games in conjunction with broadcasts of "NTN DiamondBall(R)" and "NTN PowerPlay(R)" in Canada. The Company does not possess such licenses with respect to the United States and other territories. The Company may ultimately seek United States licenses for "NTN DiamondBall(R)" and/or "NTN PowerPlay(R)", though under the circumstances, no assurances can be given that the Company will be able to secure such new licenses given the current moratorium, nor is it certain that the Company will be able to secure new licenses on satisfactory terms.

   No action has been brought against the Company by the owners of the applicable rights with respect to any of the Company's broadcasts of interactive games in conjunction with live sports events.

   In connection with a settlement of a lawsuit that the Company brought in 1986 to challenge the validity of Interactive Network ("IN")'s US Patent, the Company entered into an agreement with IN in 1987 to take a license under that Patent which grants the Company an irrevocable, worldwide, royalty-free license for QB1(R) such that IN cannot challenge QB1(R) as played on the NTN Network based upon a claim of patent infringement. Non-live events in the United States, such as the Company's popular trivia games, do not utilize IN's US Patent. In addition, any of the Company's programming, as played on any of the on-line services, similarly do not utilize the IN/US Patent. IN also holds the IN/Canada Patent, issued in October, 1990, which, but for one additional claim, is identical to the IN/US Patent. Since the issuance of the IN/Canada Patent, the Company filed an action in Canada for a declaration that the Company's operations in Canada do not infringe the IN/Canada Patent. In response, IN instituted its own lawsuit in Canada seeking a declaration of infringement. The existence of IN's claim against the Company has not precluded the Company from broadcasting in Canada. In the event that it is determined that the Company's programs do utilize the IN/Canada Patent, the Company could be required to pay royalties for such programming, with the exception of QB1(R), for which the Company has an irrevocable, worldwide and royalty-free license. Alternatively, the Company can reconfigure the systems by which it distributes, stores, processes or collects data to and from Canadian Locations in the course of its interactive broadcasts at an insignificant cost. See "Legal Proceedings".

   The Company keeps confidential as trade secrets the software used in the production of its programs. The hardware used in the Company's operations is virtually off-the-shelf, except for the Playmaker(TM) keypads. The Company owns copyrights to all of its NTN Network programming. In addition to the registration of the trademark for QB1(R), the Company has either received, or is presently applying for, trademark protection for the names of its other proprietary programming, to the extent that trademark protection is available for same.

   During 1994, the Company commenced a program directed to the protection of its intellectual property assets. As part of this program, the Company presently has two patents pending for an Interactive Learning System and Automated System for Conducting Auctions with Participants in Remote Locations.

   The Company has licensed certain of its out-of-print titles to others for inclusion in packages along with other software titles on a domestic basis. The Company also licenses out-of-print and current titles to publishers throughout Europe and Asia. No assurance can be given that the Company will continue to generate significant revenues from its out-of-print titles, domestically or internationally.

   "New World Computing, Inc." and its logo are registered trademarks of New World, Inc., a wholly owned subsidiary of NTN. "LearnStar" and its logo are registered trademarks of LearnStar, Inc. a partially owned subsidiary of NTN. "IWN" and its logo are registered trademarks of IWN, Inc., a partially-owned subsidiary of NTN. The Company actively trademarks and copyrights all of its proprietary software, game titles, game logos and software tools.


SEASONAL BUSINESS

   Overall, the Company's business is not generally seasonal. However, sales of new Locations have traditionally been higher in the Summer and early Fall months compared to the rest of the year. Revenue from Interactive Television and Entertainment services is billed monthly based on broadcast and production services as provided to customers. Sales of LearnStar Systems occurred for the first time in 1995, but management believes that sales will be higher in the early part of the year and at the traditional beginning of school in September with little or no activity during the Summer break period. Sales of video game Products have been more heavily weighted in the late third quarter and fourth quarter for the past few years but can fluctuate based on the timing of the release of new Products.


WORKING CAPITAL

   The discussion under "Liquidity and Capital Resources" included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, is incorporated herein by reference.


SIGNIFICANT CUSTOMERS

   The Company's customers are diverse and varied in size as well as location. The distribution services are provided point to multi-point so that the Company is not dependent on any one, or a few customers. The Company does not have any individual customers who accounted for 10% or more of its consolidated revenues in 1995, 1994 or 1993.


BACKLOG

   The Company generally does not have a significant backlog at any time because the Company normally can deliver and install new Location Systems within the delivery schedule requested by customers (generally within two weeks) related to the NTN Network, with a similar delivery and installation pattern for the LearnStar System. At December 31, 1995, the Company had a backlog of uninstalled Location Systems of approximately 100 new Locations which were installed in January and February, 1996. For other distribution platforms, there is no backlog because services are generally distributed point to multi-point and the Company does not have to provide specific equipment to the customer, making it relatively simple to add new customers.

   Products provided to retail outlets are not backlogged since the selling season for any given video product is generally limited and production time to create any additionally needed copies is very short. The Company uses a number of fulfillment houses to duplicate disks and CD-ROM's.

GOVERNMENT CONTRACTS

   The Company provides its distribution services to a small number of government agencies (usually military base recreation units), however the number of government customers is small compared to the overall customer base. Contracts with government agencies are provided under the same terms and conditions as other corporate customers and are not subject to renegotiation at the election of the government agency.


COMPETITIVE CONDITIONS

   The Interactive Entertainment industry is in its formative stage, but currently may be divided into three major segments: (1) media distribution services such as on-line services, telephone companies and cable television companies and Hospitality's NTN Network; (2) equipment providers such as computer and peripheral equipment manufacturers; and (3) content and programming providers, such as movie studios, NTN, and software publishers. The Company does not act as a direct provider of equipment to consumers. The Company operates as a media distribution service through its own NTN Network. Also, the Company is a program provider to an array of other media distribution services to consumers utilizing a variety of equipment.

   NTN has a growing number of competitors in the programming segment of the Interactive Entertainment industry. The Company's programming content is not dependent upon, and consequently not bound by, any particular technology or method of distribution to the consumer. The Company's programming is, therefore, readily available to consumers on a wide variety of entertainment and media services including: the NTN Network; on-line services including America Online, GEnie, and The ImagiNation Network; and cable television, including GTE MainStreet, which is available to households in certain regions.

   The Interactive Television industry is still in its infancy. Few companies have developed the technological capabilities to broadcast Interactive Entertainment to large audiences that can compare to the nature and scope of programming broadcast on the NTN Network. Although few companies, if any, have products or services identical to those provided by NTN, the Company does compete with other companies for total entertainment dollars in the marketplace. The Company's programming competes generally with broadcast television, pay-per-view, and other content offered on cable television. On other mediums, the Company competes with other content and services available to the consumer through on-line services. The Company's programming is interactive in nature but is distinguished from other forms of interactive programming by its simultaneous multi-player format and the two-way interactive features. Presently, the technological capabilities of transmitting entertainment products to the consumer exceed the supply of quality programming and services available on the existing delivery systems. The Company is able to utilize the wide variety of services available for transmission of entertainment products to the consumer by forming strategic alliances with service providers to supply the Company's programs for re-transmission. The Company's programming thus becomes available to the consumer over a multitude of media platforms and delivery systems.

   Hospitality. Currently, Hospitality has no competitors that furnish live, multi-player interactive entertainment in a similar scope and nature as provided by Hospitality. Although Hospitality has no direct competitors, it does compete for total entertainment dollars in the marketplace. Other forms of entertainment provided in public eating and drinking establishments include music-based systems and cable and pay-per-view television. However, evidence provided by customers indicates that patrons are inclined to stay longer and consume more food and drink when Hospitality's interactive games are offered as the main source of entertainment. Accordingly, Hospitality customers generally tend to view Hospitality services as a profit generator rather than a cost center.

   Home. In Home's market, the consumer has a plethora of entertainment options from which to choose, ranging from cable television to telephone based services to computer on-line providers. Home offers the only live, multi-player games and services which are broadcast to multiple interactive platforms in the home today. However, Home competes for a share of the total home entertainment dollars against broadcast television, pay-per-view and other content offered on cable television. Home also competes with other programming available to consumers through on-line services such as AOL and Prodigy. Cable television, in its various forms, provides consumers the opportunity to make viewing selections from anywhere between 30 to 100 free and pay channels, thus limiting the amount of time devoted to any particular channel. For the most part, cable television is predominantly a passive medium, and does not offer the viewer the opportunity to participate in its programming, and even less frequently, does it offer programming designed for active participation. On-line services, such as AOL, can provide literally thousands of options for content and entertainment, however, such on-line services have traditionally been confined to that company's subscriber base. Interaction among viewers is thus limited to the particular program as offered only on the specific on-line service. The Company, on the other hand, offers consumers the opportunity to participate and compete against other viewers who are seeing the identical program over several different technological media, including interactive television, personal computers and/or the NTN network.

   LearnStar. Products and services to education customers utilizing the LearnStar System were sold beginning in 1995. The Company competes with some established businesses which offer educational products, however, the majority of existing products in the marketplace are passive, rather than interactive. Such companies include Jostens' Learning, C.C.C. and the Eduquest Division of IBM. The competitive advantage of the LearnStar System is that it provides an easy to use, two-way interactive learning method, is very competitively priced and requires less equipment than traditional systems. Moreover, the LearnStar System is adaptable to the particular needs of the individual users and is designed such that it can be used for local, regional, and national competitions on a mass basis utilizing existing satellite technology. Although the market for providing learning services to schools is mature, the company believes that the market for advanced educational products which use computers, interactive software and satellite technology is embryonic.

   IWN.   The U.S. gaming industry is growing at a rapid pace.  In 1994,
Americans wagered over $400 billion on legal commercial gaming compared to $126 billion in 1982. A 1995 survey showed that 61% of American adults wagered in one or more types of government-approved gambling last year. In 1994, the total handle for pari-mutuel was $16.6 billion, of which $10.2 billion was horse racing. In comparison, $5.8 billion was spent at the cinema and $5.7 billion was spent on spectator sports.

   One of the reasons for the growth in gaming has been the favorable regulatory and legislative environment. Many states have accepted gaming as a means to raise tax revenue and encourage economic development. There are approximately 200-250 pari-mutuel facilities in the U.S., and seven states have legalized account-based telephone wagering, including New York and Connecticut, which allow interstate telephone wagering.

   Pari-mutuel wagering is the fourth largest segment in the gaming industry. Analysts estimate that in 1994 approximately $10.2 billion was wagered on U.S. thoroughbred horse racing, compared with $9.6 billion in 1993.

   While the overall growth of the pari-mutuel handle has been stagnant over the last five years, particularly when compared to the significant growth in the overall gaming industry, the shift from on-track wagering to off-track betting is an important trend. With the total U.S. thoroughbred horse racing handle in the $10 billion range, off-track betting increased from $2.2 billion in 1987 to $4.5 billion in 1992 to $6.1 billion in 1994. Off-track betting is allowed in 20 of the 40 states where pari-mutuel wagering is legal and is an increasingly important source of revenue for racetracks and state governments. IWN's HomeStretch(TM) product is intended to leverage the trend to off-track wagering by allowing fans to place wagers from virtually anywhere to their account at the racetrack.

   IWN will eventually compete for total entertainment dollars in the market place. Within the gaming and wagering industry, competition for the pari-mutuel wagering dollar comes from expanded alternative gaming opportunities. Outside the industry, pari-mutuel wagering competes with all forms of entertainment vying for consumer spending dollars. Potential competitors in the interactive pari-mutuel wagering and gaming market include:



           COMPANY                                 DESCRIPTION
- ----------------------------    ------------------------------------------------
On Demand Services              Originally part of United Video.  Developed a
                                proprietary set-top box to deliver interactive
                                television racing and wagering.
Simulcast Racing Network        Plans to broadcast a pay-per-view racing channel
                                with interactive wagering.
Gaming and Entertainment        Plans to offer the hotel and sports bar markets
 Television                     closed circuit pay-per-view and sports fantasy
                                leagues with participant wagering.


   New World. The video game and entertainment software industry is very competitive. Competitive factors include access to licenses, brand name recognition, product features and quality, access to distribution channels and price. New World competes with other developers of PC and video game entertainment software. Competitors vary in size from small companies with limited resources to very large companies such as Microsoft, Broderbund Software and Electronic Arts.

   The industry has evolved into a very large and fragmented market in which New World is a small competitor. Most of the industry leaders produce CD-ROM titles and most have greater financial and marketing capabilities than New World. However, the market is still relatively young, especially for CD-ROM technology, and is likely to continue to grow rapidly as PC's increase their household penetration.

   With the entrance of motion picture, cable and TV companies, competition in the Interactive Entertainment and multimedia industries will likely intensify in the future. Moreover, new technologies, such as on-line networks and the Internet, provide computer users an alternative to video games and entertainment software, but also offer companies like New World an opportunity to deliver product via new media. The Company seeks to compete by providing high quality products at reasonable prices, thereby establishing a favorable reputation among frequent buyers, thus providing repeat sales on sequels and other products manufactured and/or distributed by the Company. Many companies compete in the arena due to the relative ease of production and distribution of the products, but no one company dominates or has a market share in excess of ten percent (10%).


RESEARCH AND DEVELOPMENT

   During the three years ended December 31, 1995, the Company expended $1,471,000, $1,972,000, and $1,073,000 respectively, on Company-sponsored research and development projects, including projects performed by consultants for the Company.

   The Company is currently engaged in the development of enhancements to its interactive software for several media platforms and continues its research into new and enhanced graphics of software for video game products. There is no assurance that the Company will successfully complete current or planned development projects or will do so within the time parameters and budgets established by the Company, and there is no assurance that a market will develop for any product successfully developed.

   The Company works closely with independent user groups in an attempt to develop enhancements and new services and products in response to customer needs.

GOVERNMENT REGULATIONS

   Compliance with federal, state and local laws have not had a material effect upon the Company's capital expenditures, earnings or competitive position to date. The Company does not anticipate that it will have to incur any material expenses in the future in order to comply with federal, state or local laws because of the nature of its current services and products. Gaming laws in many states currently restrict the ability of individuals to place wagers off-site from a regulated wagering facility. The ability of IWN to carry out its business objective will be dependent upon enabling legislation in states and other countries.

EMPLOYEES

   The Company and its subsidiaries employ approximately 215 people on a full-time basis and 60 people on a part-time basis, and utilizes independent contractors on a project basis. In addition, NTN retains a number of non-affiliated programming and systems consultants. It is expected that as the Company expands, additional employees and consultants will be required. The Company believes that its present employees and consultants have the technical knowledge necessary for the operation of the Company and that it will experience no particular difficulties in engaging additional personnel with the necessary technical skills when required. None of the Company's employees are represented by a union and the Company believes its employee relations are satisfactory.


   ITEM 2.   PROPERTIES.
             -----------

   The Company has a membership in a limited liability company that owns "The Campus", the three-building complex that houses the Company's headquarters.
The Company has a six-year lease for approximately 39,000 square feet of office and warehouse space, at a rent of approximately $23,000 per month. The Company also leases approximately 10,000 square feet of space under a lease that runs through September, 1998, at a rent of approximately $15,000 per month. The Company does not anticipate leasing additional space in the next year.

   The Company maintains its offices for its computer and video software division (New World) at 29800 Agoura Road, Suite 200, Agoura Hills, California. The Company leases approximately 12,000 square feet of office space, under a lease that runs through March, 1999, at a rent of approximately $10,000 per month.


   ITEM 3.   LEGAL PROCEEDINGS.
             ------------------

     1. NTN Communications, Inc. vs. Interactive Network, United States District
        ------------------------------------------------
Court for the Northern District of California, filed June 11, 1992 and related award of attorneys' fees.

     2. NTN Communications, Inc. vs. Interactive Network, filed in the Superior
        ------------------------------------------------
Court for the County of Santa Clara, California, on April 28, 1993.

     3. Interactive Network vs. NTN Communications, Inc., filed in the Superior
        ------------------------------------------------
Court for the County of Santa Clara, California, on February 28, 1994.

     4. NTN Communications, Inc., NTN Sports, Inc. and NTN Canada, Inc. vs.
        -------------------------------------------------------------------
David Lockton and Interactive Network, Inc., filed in the Federal Court of
- -------------------------------------------
Canada, Trial Division, on June 12, 1992.

     5. Interactive Network vs. NTN Communications, Inc., NTN Sports, Inc. and
        ----------------------------------------------------------------------
NTN Canada, filed in the Federal Court of Canada, Trial Division, on June 18,
- ----------
1992.

     All litigation between the Company and Interactive Network has been suspended pending substantive discussions regarding a global resolution of all disputes.

     The Company is also defending litigation filed by various shareholders of the Company. The case, originally filed in June, 1993, in the United States District Court for the Southern District of California (San Diego), is a consolidation of four lawsuits seeking class action status to recover unspecified damages for a drop in the market price of the Company's common stock following an announcement that an anticipated agreement under which the Company would sell certain equipment and services to an arm of the Mexican government may be put out for bid. Whereas the Company has vigorously defended this litigation and believes, in part, based upon the opinion of outside counsel, in the merits of its defense, the Company has entered into substantive negotiations to resolve this matter out-of-court to avoid costly and protracted litigation, in the best interests of its shareholders. A preliminary framework for such a resolution has been reached, however, any proposed settlement between the parties will be subject to notification to each of the class members and final court approval.

     On April 18, 1995, a class action lawsuit was filed in the United States District Court for the Southern District of California (San Diego). The lawsuit seeks unspecified damages and alleges violations of securities laws based upon the Company's projections for the fourth quarter of 1994 and for fiscal year 1994, and further alleges that certain insiders sold stock on information not generally known to the public. The Company has denied liability based upon the allegations contained in the Complaint which does not contain any statement or demand for a specific amount of damages. Much discovery has been undertaken and, at this time, the Company intends to continue to vigorously contest the matter.

     On July 3, 1995, a single shareholder filed a separate lawsuit in Texas containing allegations essentially identical to those raised in the shareholder lawsuit filed in April, 1995. The Company denies the allegations in the complaint and has filed its own counterclaim against third parties for indemnification. Upon the Company's motion, this case has been transferred from Texas to California, where no action has been taken since the date of transfer.

   There can be no assurance that any or all of the preceding actions will be decided in favor of the Company. The Company believes, based in part on the advice of outside, independent counsel, that the costs of defending and prosecuting these actions will not have a material adverse effect on the Company's financial position or results of operations and that any adverse outcome of the litigation involving IN also will not result in a material adverse effect on the Company's financial position or results of operation, or the Company's position in the interactive industry.

   ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
             -------------------------------------------------

   No matters were submitted to a vote of security holders through the solicitations of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1995.

                                 PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            -------------------------------------------------------------
            MATTERS.
            --------

   The Company's Common Stock is listed on the American Stock Exchange, under the symbol "NTN." The prices below are the high and low sales prices for the Common Stock reported by the American Stock Exchange for the two most recent fiscal years.


      1995             LOW           HIGH
- -----------------   ---------     ----------
First Quarter       $5 - 5/8      $8 - 1/4
Second Quarter       4 - 7/16      5 - 13/16
Third Quarter        4 - 3/8       6 - 1/8
Fourth Quarter       4 - 1/8       5 - 3/16


      1994             LOW         HIGH
- -----------------   ---------   ----------
First Quarter        $6 - 00     $10 - 1/8
Second Quarter        4 - 5/8      7 - 1/2
Third Quarter         6 - 3/8      8 - 1/2
Fourth Quarter        5 - 3/4      7 - 7/8


   On April 11, 1996, the closing price for the Common Stock reported on the American Stock Exchange was $4-1/16. On that date, there were 3,999 record owners of the Common Stock.

   To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, after payment of dividends on the Preferred Stock to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Company's Common Stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends.

   ITEM 6.  SELECTED FINANCIAL DATA.
            ------------------------

   The following table furnishes information with respect to selected consolidated financial data of the Company over the past five years.

STATEMENT OF OPERATIONS DATA
(in thousands, except per share data)
                                                          Years Ended December 31,
                                           ----------------------------------------------------
                                            1995       1994        1993       1992       1991
                                           ------     ------      ------     ------     ------
Total revenue                              $31,771    $24,646     $17,258    $10,702    $ 5,853
Total cost of sales                         15,581      9,453       7,514      4,200      2,411
                                           -------    -------     -------    -------    -------
Gross profit                                16,190     15,193       9,744      6,502      3,442

Total operating expenses                    20,160     14,898      11,198      8,636      5,260
Investment (income) expense, net               (22)      (412)       (434)       ---        576
Income taxes                                   ---        ---         281        106        ---
                                           -------    -------     -------    -------    -------
Earnings (loss) before extraordinary        (3,948)       707      (1,301)    (2,240)    (2,394)
 item                                      -------    -------     -------    -------    -------

Extraordinary item(2)                          ---        ---         ---        ---      3,889
                                           -------    -------     -------    -------    -------

Net earnings (loss)                        $(3,948)   $   707     $(1,301)   $(2,240)   $ 1,495
                                           =======    =======     =======    =======    =======

Earnings (loss) per share before
extraordinary item (1)                       $(.19)      $.03       $(.08)     $(.20)     $(.38)

Net earnings (loss) per share (1)            $(.19)      $.03       $(.08)     $(.20)      $.24
                                           =======    =======     =======    =======    =======

Weighted average equivalent
  shares outstanding (1)                    20,301     21,124      17,135     11,344      6,263
                                           =======    =======     =======    =======    =======

BALANCE SHEET DATA
(in thousands)
                                                               December 31,
                                           ----------------------------------------------------
                                            1995       1994        1993       1992       1991
                                           ------     ------      ------     ------     ------
Total current assets                       $26,680    $18,844     $23,102    $ 9,004    $ 5,119
Total assets                                42,813     31,239      27,240     10,171      5,604
Total current liabilities                    8,114      4,958       2,933      2,554      2,810
Long-term debt, less current portion             2          8         163         18         91
Shareholders' equity                       $33,451    $25,457     $23,653    $ 7,432    $ 2,703

(1)  Adjusted for a 1-for-20 reverse stock split effective June 14, 1991.
(2) At June 14, 1991, the Company realized an extraordinary gain on debt restructuring, net of tax, of $3,889,000.

   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS.
            ----------------------

GENERAL

   Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the selected financial data and consolidated financial statements and notes thereto included elsewhere herein.

   The Company uses existing technology to develop, produce and distribute two-way multi-player interactive live events and also produces and distributes its own original interactive programs. The Company's principal sources of revenue from distribution activities are derived from (a) distribution fees in the United States; (b) advertising fees, (c) sales of equipment; (d) distribution fees from foreign licensees; (e) licensing fees from foreign and domestic licensees; and (f) the licensing of the Company's technology and equipment sales to other users.

   The Company also develops and publishes interactive entertainment software and video games for general consumer use on a variety of home personal computers and console entertainment systems. The principal sources of revenue from software and video game activities are derived from (a) domestic retail sales through mass merchants, warehouse clubs, general retailers and mail order catalogues, and (b) license fees and royalties from international licensees who translate and publish the video games in over a dozen countries around the world.

RESULTS OF OPERATIONS

   Following is a comparative discussion by fiscal year of the results of operations for the last three years ended December 31, 1995. The Company believes that inflation has not had a material effect on its operations to date.

YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

   The Company reported a net loss of $3,948,000 for the year ended December 31, 1995 compared to net earnings of $707,000 for the year ended December 31, 1994.

   In 1994, the Company formed LearnStar to pursue interactive educational applications in the United States. Most of 1994 was devoted to beta testing the product and conducting preliminary market tests. In 1995, LearnStar began marketing and selling its product on a full-time basis. Due to start-up costs and relatively higher marketing costs during the first year of operations, LearnStar recognized a net loss of $2,149,000 for the year ended December 31, 1995.

   In late 1995 the Company entered into a sale and purchase agreement to sell 45% of the stock of its subsidiary, LearnStar, Inc. Although the sale was legally consummated, the recognition of the gain of $3,354,000 was deferred in accordance with generally accepted accounting principles and will be recognized when principal payments are received in 1996 and 1997. Also in late 1995, the Company set up a allowance of $1,000,000 for inventory in connection with the upgrading of its broadcast distribution system and expensed $754,000 of costs incurred in connection with the development of the market in Mexico. Further, in 1995 the Company experienced a substantial increase in legal expenses due to increased activities in litigation and other legal matters along with increased costs of developing and providing products and services, and increased marketing expenditures. Total revenues increased 29% from $24,646,000 to $31,771,000. This increase is the result of growth in many of the Company's principal revenue activities.

   Distribution and Production Services increased 41% from $12,244,000 to $17,307,000. The increase in broadcast revenue is primarily due to an expansion in the number of subscriber locations and on-line customers contracting for services from the Company.

   Equipment Sales increased 55% from $4,387,000 to $6,784,000. Equipment sales include both sale and leaseback transactions and direct sales to the Company's customers. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the Company's ability to engage in lease financing, the timing of expansion plans of the Company's foreign licensees and, its educational subscribers. As of

December 31, 1995, the Company had sold and leased back subscriber systems in place at a majority of the United States subscriber locations. The Company's ability to make additional sales will be dependent on increases in the number of subscriber locations, as well as the availability of financing, as to which there can be no assurance.

   Product Sales related to video and computer games decreased 26% from $5,263,000 to $3,884,000. Sales of video and computer game products are typically seasonal and will vary with the number of new products released in any period. The decrease in net revenue is primarily due to the glut of competing products in the market, the timing of new products released during the year and the use of more conservative amounts provided for potential returns.

   License Fees and Royalties increased 12% from $1,934,000 in 1994 to $2,167,000 in 1995. License Fees in 1994 predominantly relate to NTN's Hospitality and International Licensing operations whereas in 1995 license revenues predominantly relate to the Company's New World operations. Licensing arrangements are not dependent upon seasonal forces and will vary in type and amount from period to period.

   Other Revenue increased from $818,000 to $1,629,000 in the current year's period. Other revenue in 1995 relates to a gain from the sale of a 10% interest in the IWN subsidiary of $329,000 and reimbursement of previously incurred legal expenses from the Company's insurance carrier of approximately $1,000,000.
Other Revenue in 1994 primarily consisted of inventory transferred to the Company by its United Kingdom licensee in exchange for release from a license agreement. Other Revenue has historically varied widely.

   Cost of Services-Distribution and Production Services, which increased 68% from $5,198,000 in the prior year to $8,756,000 in the current year, reflects increased costs of equipment leases and other costs associated with the expansion in the number of subscribers contracting for distribution services. The gross margin on distribution and production services decreased from 58% to 49% as a result of increased costs related to commissions, service fees and increased costs of equipment leases. Cost of Sales - Product Sales relates to the Company's video game products increased from $1,502,000 to $1,844,000 or 23%. These costs vary depending upon the timing of products released, the volume of products sold, the complexity of the games and the development costs associated with each product. The gross margin on product sales decreased from 71% to 53% as the result of amortizing deferred development costs related to specific products sold in 1995. The increase in Cost of Sales-Equipment from $2,753,000 to $4,981,000, an increase of 81%, is due to the increase in equipment sales, which can vary from period to period. Before the one-time charge to earnings of $1,000,000 to upgrade the broadcast distribution system, the gross margin from equipment sales increased from 37% to 41% due to lower costs associated with certain equipment, but after consideration of this charge, the gross margin decreased to 27%.

   Operating Expenses rose from $14,898,000 in the prior year to $20,160,000 in the current year, an increase of 35%. Legal and Professional Fees increased 214% from $590,000 to $1,851,000 due to substantial legal expenses incurred relating to litigation and other legal matters. Selling, General and Administrative expenses increased 36% from $12,336,000 to $16,838,000 due to an increase in the number of employees hired to develop and produce new products and services and large increases in marketing activities related to the development of the LearnStar products and services. Research and Development expense decreased from $1,972,000 to $1,471,000, or 25% as the Company increased its efforts in projects in current production.

   Net Investment Income decreased from $412,000 to $22,000 as a result of decreased interest-bearing investments, the addition of new debt and the losses attributed to the IWN L.P. limited partnership allocated to the Company as the general partner of $286,000. Income Tax expense was zero in both years. The lack of tax expense is due to the losses, the nature of revenues and expenses in each year and net operating loss carryforwards available to the Company. The Company currently has available approximately $26,000,000 of net operating loss carryovers for federal tax purposes.

YEAR ENDED DECEMBER 31, 1994 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1993

   The Company reported net income of $707,000 for the year ended December 31, 1994 and a net loss $1,301,000 for the year ended December 31, 1993.

   For the year ended 1994, revenues grew 43% to $24,646,000 from $17,258,000 for the year ended 1993. This increase is the result of growth in the number of Locations contracting for the Company's distribution services, license fee revenue and royalties from licensees and increased equipment sales.
Distribution revenues from Locations increased 81% to $12,244,000 in 1994 from $6,778,000 in 1993 and equipment sales increased 11% to $4,387,000 in 1994 from $3,970,000 in 1993. License fees and royalties in 1994 were $1,934,000 compared to $802,000 in 1993, an increase of 141%, which resulted from new licenses granted to both foreign and domestic companies. Retail sales of Products decreased 4% to $5,263,000 from $5,468,000 due to the glut of competing products on the market and the timing of new Product releases by the Company during the year.

   Total Cost of Sales grew to $9,453,000 in 1994 from $7,514,000 in 1993, an increase of 26%, a result of increased sales. The Company improved its gross margin on equipment sales to 37% from 32% as a result of Management's continuing efforts in controlling equipment costs and higher marginal sales. The rise in Cost of Services - Distribution and Production Services of $1,937,000 to $5,198,000 in 1994 from $3,261,000 in 1993 is due to the greater number of subscribers served. The Company improved its gross margin on Distribution and Production Services to 58% from 52% as the result of decreasing costs associated with service fees, equipment rentals and freight charges.

   The Company's total operating expenses increased 33% to $14,898,000 in 1994 from $11,198,000 in 1993 as a result of the Company's expanding its overall activities. Selling, General and Administrative expenses increased 32% to $12,336,000 in 1994 from $9,347,000 in 1993 as the result of an increase in the number of employees and continuing increased marketing and sales activities. Research and Development expenses increased 84% to $1,972,000 in 1994 from $1,073,000 in 1993 as the Company increased its research and development efforts. The Company also expended $3,264,000 on software development projects qualifying for capitalization in 1994 compared to $726,000 in the prior year.

   Interest expense of $54,000 for the year ended December 31, 1994 was reduced from $71,000 for the year ended December 31, 1993. Interest income in 1994 totaled $466,000 compared to $505,000 in 1993. The decrease in net interest income resulted from the use of funds for operations and investments in developed software in 1994.

   Income tax expense was zero in 1994 compared to $281,000 in 1993. The decrease in tax expense was due to the nature of the revenues and expenses in each year and net operating loss carryforwards available to the Company.


LIQUIDITY AND CAPITAL RESOURCES

   Following is a discussion of the Company's recent and future sources of and demands on liquidity, as well as an analysis of liquidity levels.

   Expenditures have exceeded revenues from operations through most of the Company's history and may do so in the future. The Company plans to fund any such deficiency from its existing cash and, if necessary, from other sources, as discussed below.

   Total assets increased 37% from $31,239,000 to $42,813,000 from December 31, 1994 to December 31, 1995. Cash and Marketable Securities - Available for Sale increased from $3,429,000 to $6,475,000 at December 31, 1995. The change reflects additional cash proceeds from debt and equity sources net of cash used to fund operations and invest in the development of future products and services for the NTN Network and video game products.

   The 11% decrease in Accounts Receivable - Trade from $5,881,000 to $5,247,000 at December 31, 1995, reflects an enhancement in the collection efforts as well as an increase in the allowance for returns and doubtful accounts. Accounts Receivable -Other increased from $600,000 to $1,750,000, primarily the result of a large equipment sale transaction in the third quarter. The increase in Inventory from $4,628,000 to $6,503,000 is primarily the result continued expansion of the NTN Network and development of additional video game Products. Prepaid Expenses increased from $1,769,000 to $2,325,000 from December 31, 1994 to December 31, 1995 primarily due to increased prepaid expenses, and security deposits held by the Company.

   Interest bearing Security Deposits (both current and non-current) increased 18% from $3,200,000 to $3,525,000 as the result of increased leasing transactions related to the increase in new Locations. Software Development Costs (both current and non-current) increased 66% from $3,405,000 to $5,669,000 as the result of substantial investments made in the development of new software and Products. Net Fixed Assets increased 49% primarily due to the move to the new headquarters and expansion of the NTN Broadcast Center. Notes Receivable (both current and long term) increased from $3,262,000 to $5,206,000 or 60% primarily as the result of finalizing terms related to the sales of LearnStar of IWN and the sale of a license to IWN L.P.

   Total liabilities increased 62% from $5,782,000 to $9,362,000 from December 31, 1994 to December 31, 1995. The increase in Accounts Payable and Accrued Liabilities from $2,744,000 to $3,713,000 reflects the overall growth of the Company and the timing of payments. Customer Deposits increased from $1,006,000 to $1,284,000 from December 31, 1994 to December 31, 1995 due to deposits received from new customers throughout the year.

   The increase in aggregate Deferred Revenue (long-term and current) from $1,556,000 to $2,270,000 reflects additional deferred gains on the sale of the equipment involved in lease transactions, which are amortized to revenue over three-year periods Debt (long-term and current) increased from $476,000 to $2,095,000 as a result of additional borrowings to augment working capital needed for operational expenses, new software and product development, marketing of services and purchase of broadcast-related equipment.

   The increase in Common Stock and Additional Paid-in-Capital reflects the issuance of 3,000,000 shares of Common Stock and conversion of preferred stock and the exercise of warrants during 1995. In late 1995 the Company began to repurchase its own shares and at year end had 50,000 shares of treasury stock. Overall, shareholders' equity increased $7,994,000 due to equity contributions of $12,164,000, less $222,000 for treasury stock purchases and the net loss of $3,948,000.

   Overall, the Company's working capital increased from $13,886,000 at December 31, 1994 to $18,566,000 at December 31, 1995, primarily due to significant proceeds from financing activities. The Company may continue to require additional working capital for operational expenses, new software and product development, marketing of services and purchase of hardware components relating to its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to consistently sustain the Company.

   The Company is exploring alternative capital financing possibilities that may include (i) additional lines of credit, (ii) lease financing of equipment the Company furnishes to subscribers, (iii) licensing of the Company's technology,
(iv) sale of interests in subsidiaries, or (v) sale of additional debt or equity securities. With respect to lease financing, the Company has leased for three-year terms expiring in various amounts over the next three years, the Location Systems at a majority of its United States Locations. The Company has issued licenses and has received revenue for certain products and services for Australia, South Africa and Canada. The Company will continue to negotiate for additional lease financing and additional foreign licensing.



MARKETING AND EXPANSION PLAN

   The Company's plan to maintain profitability includes the following elements:
(i) increasing sales staff; (ii) increasing advertising sales on the NTN Network; (iii) expanding Company services to corporate and education customers;
(iv) pursuit of additional foreign licensing opportunities; (v) increasing use of distributors who service retailers, (vi) sale of interests in subsidiaries, and (vii) expanding products and services to a wider variety of technological platforms.

   Throughout the Company's history, the principal component of its revenues has been derived from distribution services from Locations in the Hospitality industry (restaurants, bars and hotels). Management believes that this component will continue to grow in total revenues within the next year, but may decline as a percentage of the Company's total revenues. To increase the number of Locations, the Company has taken several steps. It increased its sales staff to accommodate the growth in 1995 and the anticipated growth in 1996. The Company offers sales and technical support to its independent distributors, who are responsible for marketing the Company's services to potential Locations. In 1996, the Company will continue to attend national and regional hospitality industry trade shows and has increased its budget for advertising in trade publications.

   In 1995, the Company enhanced its graphics capabilities and obtained additional advertising revenues from national advertisers. The Company has a full-time Director of Advertising Sales and is currently negotiating with several potential advertisers for commercial spots on the NTN Network.

   The Company has produced special event and corporate training programs in which the customer uses the Company's interactive equipment to increase participant interest in training and product knowledge and to communicate rapidly with a large number of participants. Management believes special event and corporate training may offer an opportunity for growth, and has a full-time Director of Sales for special event and corporate training. In addition, the Company has commenced the development of marketing materials and a direct mail campaign for corporate training services. To enhance the Company's capabilities for use in special events and corporate training, the Company has developed a system that allows up to 800 Playmakers(TM) to be used at a single event.

   Revenues from sales of equipment used in Locations has historically been a material component of the Company's revenue. Potential growth in this area, however, is largely dependent on the Company's success in increasing the number of Locations and the business of the Company's foreign licensees.

   Management believes that another market segment with potential for long-term growth is the market for interactive television services in the home. The Company expects to remain a provider of specialized programming to networks operated by other organizations, such as cable networks, computer on-line systems and wireless or telephone-based communication networks. The Company expects to deliver the video portion of its programming directly to cable television systems, with viewer responses using equipment developed by others. In light of this, the Company expects that any significant revenues from home use of the Company's services will be dependent upon an expansion in the overall home viewer market for home interactive information and entertainment services. The Company maintains excellent working relationships with major providers of home interactive information and entertainment services. As the market for home interactive information and entertainment services expands, the Company will seek to capitalize on this market. Revenues to date from in-home programming have not been significant.

   The Company has plans to expand its penetration in the education sector as well. Currently, the LearnStar System is operational at over 100 schools throughout the nation. In 1995, the Company will focus efforts to expand into additional schools in many states. Revenues from these sources have not been significant in the past and no assurance can be given that plans to expand the education market will be successful.

   Revenues from Product sales of interactive software and video games have been fairly consistent over the past few years. In 1996, the Company plans to expand its available Products through the publication of software developed by independent sources and by continuing to internally create new games and Products. Further, the Company intends to publish Products on additional technological platforms such as the SONY Playstation and other similar type entertainment systems. Further, the Company intends to offer its services and Products to new media platforms such as on-line services and the Internet.

   Although there can be no assurance that the Company will prove to be successful in implementing its marketing and expansion plan, Management believes that the Company's prospects have been materially improved by the growth of the core business units and increased customer awareness.

   The Company has several lawsuits pending as previously described in "Legal Proceedings." There can be no assurance that any or all of the described actions will be decided in favor of the Company. The Company believes, based in part on the advice of outside, independent counsel, that the costs of defending and prosecuting these actions will not have a material adverse effect on the Company's financial position or results of operations and that any adverse outcome of the litigation involving IN also will not result in a material adverse effect on the Company's financial position or results of operation, or the Company's position in the interactive industry.

   In March 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that impairment losses for long lived assets be recognized if the estimated undiscounted future cash flows, without interest, is less than the carrying amount of the asset. The standard also requires that assets designated to be disposed of are to be recorded at the lower of the asset carrying value or fair value less cost to sell. The Company has not adopted SFAS 121. The adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123"), effective for fiscal years beginning after December 31, 1995. SFAS 123 establishes the fair value method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the period in which the related services are rendered. If the Company were to retain its current intrinsic value based method, as allowed by SFAS 123, it will be required to disclose the pro forma effect of adopting the fair value based method. The Company will adopt SFAS 123 using the pro forma disclosure method.


   ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
            ---------------------------------------------------------

   See Index to Consolidated Financial Statements and Schedule on page F-0, which is incorporated herein by reference, for a listing of the Consolidated Financial Statements and Schedule filed with this report.


   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE.
            ---------------------

   None


                                   PART III

                                  MANAGEMENT


   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
             ---------------------------------------------------

   Incorporated by reference to Registrant's definitive Proxy Statement for its July, 1996 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 1995.


   ITEM 11.  EXECUTIVE COMPENSATION.
             -----------------------

   Incorporated by reference to Registrant's definitive Proxy Statement for its July, 1996 meeting of stockholders.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
             ---------------------------------------------------------------

   Incorporated by reference to Registrant's definitive Proxy Statement for its July, 1996 meeting of stockholders.


   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
             -----------------------------------------------

   Incorporated by reference to Registrant's definitive Proxy Statement for its July, 1996 meeting of stockholders.

                                 PART IV

   ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
             -------------------------------------------------------------------
             FORM 8-K.
             ---------

     (a) The following documents are filed as a part of this report:

          1,2.  Consolidated Financial Statements and Schedule.

   The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements" on page F-0.

3.   Exhibits.  The following exhibits are filed as a part of this report:

 10.1   Certificate of Incorporation of the Company (1)
 10.2   By-laws of the Company (2)
 10.3   1985 Incentive Stock Option Plan, as amended (2)
 10.4   VTV Entertainment UK Licensing Agreement (3)
 10.5   Agreement with TWIN (4)
 10.6* Form of Employment Agreements dated as of January 1, 1990 between the Company and Patrick Downs, Daniel Downs, Gerald McLaughlin and Ronald Hogan (4)
 10.7*  1985 Nonqualified Stock Option Plan, as amended (4)
 10.8   Lease of Executive Offices (4)
 10.9   License Agreement with NTN Canada (4)
 10.10  National Football League License Agreement (4)
 10.11* Promissory Notes issued June 15, 1993 between the Company and
        Patrick Downs, Daniel Downs, Donald Klosterman, Ronald Hogan and
        Gerald McLaughlin Agreement and the Tax Indemnity and Loan dated June 6, 1993 (6)
 10.12* Warrants dated January 15, 1993 issued by the Company in favor of
        Patrick Downs, Daniel Downs, Mike Downs and the Oracle Group (6)
 10.13 Registration Rights Agreement dated December 30, 1993 between the Company and Jon Van Caneghem (5)

 10.14* Employment Agreement dated as of January 3, 1994 among the Company, New World Computing, Inc. and Jon Van Caneghem (5)
 10.15 Revolving Line of Credit Agreement between New World Computing, Inc. and Merrill Lynch Business Financial Services, Inc. (7)
 10.16   The Campus Limited Liability Company Agreement (7)
 10.17   Lease of Office with The Campus L.L.C. (7)
 10.18 Investment Agreement, dated as of December 31, 1995, among NTN Communications, Inc., IWN, Inc. and Symphony Management Associates, Inc., without exhibits
 10.19 Third Amended and Restated Agreement of Limited Partnership of IWN, L.P., dated as of Decmber 31, 1995.
 10.20 First Amendment to the Third Amended and Restated Agreement of Limited Partnership of IWN, L.P., dated as of March 11, 1996.
 10.21 Stock Purchase Agreement, dated as of December 31, 1995, between NTN Communications Inc., IWN, Inc. and Symphony Management Associates, Inc.
 10.22 Stockholders Agreement, dated as of December 31, 1995, between NTN Communications Inc., and Symphony Management Associates, Inc.
 10.23 Registration Rights Agreement, dated as of December 31, 1995, between NTN Communications Inc., and Symphony Management Associates, Inc.
 10.24 Guaranty, dated as of December 31, 1995, from Symphony Management Associates, Inc. in favor of IWN, Inc. and IWN, L.P.
 10.25 Amended and Restated Technology and Trademark License Agreement, dated as of December 31, 1995, between NTN Communication, Inc. and IWN, Inc.
 10.26 Amended and Restated Technology and Trademark Sub-license Agreement, dated as of December 31, 1995, between IWN, Inc. and IWN, L.P.
 10.27 Worldwide Technology and Trademark Agreement, dated as of December 31, 1995, between IWN, Inc. and IWN, L.P.
 10.28 Non-competition Agreement, dated as of December 31, 1995, between IWN, Inc. and IWN, L.P.

 10.29 Non-competition Agreement, dated as of December 31, 1995, between IWN, L.P. in favor of NTN Communications, Inc. and IWN, Inc.
 10.30 Composite copy of Investment Agreements, dated as of April 24, 1995, between NTN Communications, Inc. and the investors named therein
 10.31 Composite copy of Investment Agreements, dated as of September 29, 1995, between NTN Communications, Inc. and the investors named therein
 10.32 Composite copy of Investment Agreements, dated as of October 4, 1995 between NTN Communications, Inc. and the investors named therin.
 10.33 Stock Purchase Agreement by and between NTN Communications, Inc. and Associated Ventures Management, Inc., dated as of December 22, 1995
 10.34 Non Recourse Secured Promissory Note issued by the Company to Associated Ventures Management, Inc., dated December 22, 1995
 10.35* Management Agreement between NTN Communications, Inc. and Associated Ventures Management, Inc., dated December 22, 1995
 23.00   Consent of KPMG Peat Marwick LLP, incorporated by reference.
 27      Financial Data Schedule.

- ----------------------------
*    Management Contract or Compensatory Plan.

(1) Previously filed as an exhibit to the Company's report on Form 10-Q for the quarter ended June 30, 1991, and incorporated by reference.

(2) Previously filed as an exhibit to the Company's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.

(3) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1989, and incorporated by reference.

(4) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.

(5) Previously filed as an exhibit to the Company's report on Form 8-K dated December 31, 1993, and incorporated by reference.

(6) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.


   (b)  Reports on Form 8-K.

        None.

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  April 11, 1996                  NTN COMMUNICATIONS, INC.


                                        By:        /s/ PATRICK J. DOWNS
                                           ------------------------------------
                                           Patrick J. Downs, Chairman and Chief
                                           Executive Officer


                                        By:       /s/ RONALD E. HOGAN
                                           ------------------------------------
                                           Ronald E. Hogan, Chief Financial
                                           Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  Signature                               Title                     Date
  ---------                               -----                     ----
 /s/  PATRICK J. DOWNS           Chief Executive Officer         April 11, 1996
- -----------------------------    and Chairman of the Board
Patrick J. Downs                 (Principal Executive Officer)


 /s/  DANIEL C. DOWNS            President, Chief Operating      April 11, 1996
- -----------------------------    Officer and Director
Daniel C. Downs

 /s/  ALVIN R. ROZELLE           Director                        April 11, 1996
- -----------------------------
Alvin R. Rozelle

 /s/  DONALD C. KLOSTERMAN       Director                        April 11, 1996
- -----------------------------
Donald C. Klosterman

 /s/  ALAN P. MAGERMAN           Director                        April 11, 1996
- -----------------------------
Alan P. Magerman

/s/  KENNETH HAMLET              Director                        April 11, 1996
- -----------------------------
Kenneth Hamlet


                   MTN COMMUNICATIONS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                       Page
                                                                       ----

Independent Auditors' Report........................................... F-2

Consolidated Financial Statements

        Consolidated Balance Sheets as December 31, 1995 and 1994...... F-3

        Consolidated Statements of Operations for the years
           ended December 31, 1995, 1994 and 1993...................... F-4

        Consolidated Statements of Shareholders' Equity
           for the years ended December 31, 1995, 1994 and 1993........ F-5

        Consolidated Statements of Cash Flows for the years
           ended December 31, 1995, 1994 and 1993...................... F-6

Notes to Consolidated Financial Statements............................. F-8

Schedule II............................................................F-20

                         Independent Auditors' Report
                         ----------------------------



The Board of Directors and Shareholders
NTN Communications, Inc.:


We have audited the accompanying consolidated balance sheets of NTN Communications, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14 a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTN Communications, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments in debt and equity securities in 1994.

San Diego, California
April 12, 1996                                            KPMG Peat Marwick LLP

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1995 and 1994

                 ASSETS                          1995          1994
                                            ------------   -----------

Current assets:
  Cash and cash equivalents                 $  6,475,000     2,429,000
  Marketable securities -
   available for sale                                 --     1,000,000
  Interest-bearing security
   deposits (note 14)                          1,575,000     1,225,000
  Accounts receivable - trade,
   net of allowance for returns
   and doubtful accounts
   of $1,417,000 in 1995 and
   $1,097,000 in 1994 (Note 6)                 5,247,000     5,881,000
  Accounts receivable -
   officers and directors                        100,000       100,000
  Accounts receivable - other                  1,750,000       600,000
  Notes receivable, related
   parties (note 4)                            1,030,000            --
  Software development costs,
   net of accumulated amortization
   of $787,000 in 1995 and
   $177,000 in 1994                            1,525,000     1,212,000
  Inventory, net                               6,503,000     4,628,000
  Prepaid expenses and other
   current assets                              2,325,000     1,769,000
                                            ------------   -----------

       Total current assets                   26,530,000    18,844,000

Fixed assets, net (note 5)                     2,100,000     1,405,000
Interest-bearing security deposits
 (note 14)                                     2,200,000     1,975,000
Software development costs, net of
 accumulated amortization of $1,014,000
 in 1995 and $408,000 in 1994                  4,144,000     2,193,000
Notes receivable, related parties (note 4)     4,176,000     3,262,000
Deposits and other assets (note 6)             3,663,000     3,560,000
                                            ------------   -----------

       Total assets                         $ 42,813,000    31,239,000
                                            ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued                 3,713,000     2,744,000
   liabilities
  Short-term borrowings and current
   portion of long-term debt (note 6)          2,093,000       468,000
  Deferred revenue                             1,024,000       740,000
  Customer deposits                            1,284,000     1,006,000
                                            ------------   -----------

       Total current liabilities               8,114,000     4,958,000

Deferred revenue                               1,246,000       816,000
Long-term debt, excluding current                  2,000         8,000
 portion (note 6)
                                            ------------   -----------

       Total liabilities                       9,362,000     5,782,000
                                            ------------   -----------

Shareholders' equity (notes 8, 9 and 10):
  10% Cumulative convertible
   preferred stock, $.005 par
   value, 10,000,000 shares
   authorized; issued and
   outstanding 162,612 in 1995
   and 197,612 in 1994
   (liquidating preference $1 per share)           1,000         1,000


  Common stock, $.005 par
   value, 50,000,000 shares
   authorized; shares issued
   and outstanding 22,502,707
   in 1995 and 19,178,060 in
   1994                                          112,000        96,000

  Additional paid-in capital                  56,747,000    44,599,000
  Accumulated deficit                        (23,187,000)  (19,239,000)
                                            ------------   -----------
                                              33,673,000    25,457,000

  Less 50,000 shares of
   treasury stock, at cost                      (222,000)           --
                                            ------------   -----------
       Total shareholders' equity             33,451,000    25,457,000
                                            ------------   -----------

Commitments and contingencies (notes 14
 and 15)

       Total liabilities and
        shareholders' equity                $ 42,813,000    31,239,000
                                            ============   ===========

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

              For the years ended December 31, 1995, 1994 and 1993

                                                1995         1994        1993
                                           ------------   ----------  ----------
                                                                        (note 2)

Distribution and production services       $ 17,307,000   12,244,000   6,778,000
Product sales                                 3,884,000    5,263,000   5,468,000
Equipment sales                               6,784,000    4,387,000   3,970,000
License fees and royalties                    2,167,000    1,934,000     802,000
Other revenue                                 1,629,000      818,000     240,000
                                           ------------   ----------  ----------

       Total revenue                         31,771,000   24,646,000  17,258,000
                                           ------------   ----------  ----------

Cost of distribution and
 production services                          8,756,000    5,198,000   3,261,000
Cost of product sales                         1,844,000    1,502,000   1,537,000
Cost of equipment sales                       4,981,000    2,753,000   2,716,000
                                           ------------   ----------  ----------

       Total cost of sales                   15,581,000    9,453,000   7,514,000
                                           ------------   ----------  ----------

       Gross profit                          16,190,000   15,193,000   9,744,000
                                           ------------   ----------  ----------

Operating expenses:
  Selling, general and administrative        16,838,000   12,336,000   9,347,000
  Legal and professional fees                 1,851,000      590,000     778,000
  Research and development                    1,471,000    1,972,000   1,073,000
                                           ------------   ----------  ----------

       Total operating expenses              20,160,000   14,898,000  11,198,000
                                           ------------   ----------  ----------

Operating income (loss)                      (3,970,000)     295,000  (1,454,000)
  Investment income, net of
   interest expense of $170,000,
   $54,000 and $71,000 in 1995,
   1994 and 1993, respectively                   22,000      412,000     434,000
                                           ------------   ----------  ----------

Earnings (loss) before income taxes          (3,948,000)     707,000  (1,020,000)
Income taxes (note 7)                                --           --     281,000
                                           ------------   ----------  ----------

       Net earnings (loss)                 $ (3,948,000)     707,000  (1,301,000)
                                           ============   ==========  ==========

Net earnings (loss) per share              $      (0.19)        0.03       (0.08)
                                           ============   ==========  ==========

Weighted average number of shares
 outstanding                                 20,301,000   21,124,000  17,135,000
                                           ============   ==========  ==========

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

              For the years ended December 31, 1995, 1994 and 1993

                               10% CUMULATIVE
                                 CONVERTIBLE
                               PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                             -------------------   ----------------------   PAID-IN    ACCUMULATED     TREASURY
                              SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL      DEFICIT         STOCK       TOTAL
                             -------   ---------   ----------  ---------- ----------- ------------   ------------ -----------
Balance, 12/31/92            392,498   $   2,000   13,214,597  $   66,000 $26,009,000 $(18,645,000)  $        --  $ 7,432,000

Issuance of stock in
 conversion of debt               --          --       29,646          --      75,000           --            --       75,000

Issuance of stock for
 exercise of warrants and
 options, net of issuance
 costs                            --          --    5,572,868      28,000  17,419,000           --            --   17,447,000

Conversion of preferred
 stock to common stock      (137,498)     (1,000)      38,439          --       1,000           --            --           --

Net loss                          --          --           --          --          --   (1,301,000)           --   (1,301,000)
                             -------   ---------   ----------  ---------- ----------- ------------   -----------  -----------

Balance, 12/31/93            255,000       1,000   18,855,550      94,000  43,504,000  (19,946,000)           --   23,653,000

Issuance of stock for
 exercise of warrants and
 options, net of issuance
 costs                            --          --      306,440       2,000   1,095,000           --            --    1,097,000

Conversion of preferred
 stock to common stock       (57,388)         --       16,070          --          --           --            --           --

Net earnings                      --          --           --          --          --      707,000            --      707,000
                             -------   ---------   ----------  ----------  ---------- ------------   -----------  -----------

Balance, 12/31/94            197,612   $   1,000   19,178,060  $   96,000  44,599,000  (19,239,000)           --   25,457,000

Issuance of stock for
 exercise of warrants and
 options, net of issuance
 costs                            --          --      314,843       1,000     679,000           --            --      680,000

Conversion of preferred
 stock to common stock       (35,000)         --        9,804          --          --           --            --           --

Issuance of stock in
 private offerings, net
 of issuance costs                --          --    3,000,000      15,000  11,469,000           --            --   11,484,000

Acquisition of 50,000
 common shares                    --          --           --          --          --           --      (222,000)    (222,000)

Net loss                          --          --           --          --          --   (3,948,000)           --   (3,948,000)
                             -------   ---------   ----------  ---------- ----------- ------------   -----------  -----------
Balance, 12/31/95            162,612   $   1,000   22,502,707  $  112,000 $56,747,000 $(23,187,000)  $  (222,000) $33,451,000
                             =======   =========   ==========  ========== =========== ============   ===========  ===========

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              For the years ended December 31, 1995, 1994 and 1993

                                               1995         1994         1993
                                           ------------    ---------   ----------
                                                                        (note 2)

Cash flows from operating activities:
  Net earnings (loss)                      $ (3,948,000)     707,000   (1,301,000)
  Adjustments to reconcile net
   earnings (loss) to net cash
   provided by (used in)
   operating activities:
     Depreciation and
      amortization                            2,150,000      837,000      282,000
     Provision for returns and
      doubtful accounts                         983,000    1,037,000      206,000
     Loss on sale of
      marketable securities -
      available for sale                         70,000           --           --

  Amortization of deferred
   gain on sale and leaseback
   transactions                              (1,316,000)  (1,300,000)    (900,000)

  (Increase) decrease in:
     Accounts receivable - trade               (349,000)  (3,430,000)  (3,094,000)
     Software development costs, net         (1,033,000)  (1,983,000)          --
     Inventory, net                          (1,875,000)    (872,000)  (2,265,000)
     Prepaid expenses and other assets       (1,729,000)  (1,413,000)  (1,096,000)
  Increase (decrease) in:
     Accounts payable and
      accrued liabilities, net
      of amounts paid in stock                  969,000    1,076,000      (80,000)
     Customer deposits                          278,000      356,000      368,000
                                           ------------    ---------   ----------
       Net cash used in
        operating activities                 (5,800,000)  (4,985,000)  (7,880,000)
                                           ------------    ---------   ----------

Cash flows from investing activities:
  Capital expenditures                       (1,196,000)    (898,000)    (699,000)
  Notes receivable                           (1,944,000)    (406,000)  (2,653,000)
  Software development costs, net            (2,857,000)  (1,281,000)    (726,000)
  Purchases of other investments               (103,000)    (823,000)    (807,000)
  Purchases of marketable
   securities - available for sale                   --           --   (4,515,000)
  Proceeds from maturities of
   marketable securities -
   available for sale                                --    2,554,000      961,000
  Proceeds from sales of
   marketable securities
   - available for sale                         930,000           --           --
  Proceeds from sale and
   leaseback transactions                     4,500,000    4,250,000    3,500,000
  Deposits related to sale and
   leaseback transactions                      (575,000)  (2,100,000)    (800,000)
                                           ------------    ---------   ----------
        Net cash provided by
         (used in) investing
         activities                          (1,245,000)   1,296,000   (5,739,000)
                                           ------------    ---------   ----------

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993

                                               1995          1994         1993
                                           ------------    ---------   ----------
Cash flows from financing activities:
  Principal payments on debt              $  (1,031,000)    (557,000)    (237,000)
  Proceeds from issuance of debt              2,650,000      633,000      375,000
  Purchase of equipment related
   to sale and leaseback
   transactions                              (2,470,000)  (2,263,000)  (2,103,000)

  Proceeds from issuance of
   common stock, less issuance
   costs paid in cash                        12,164,000    1,097,000   17,447,000

  Payments for purchase of
   treasury stock                              (222,000)          --           --
                                           ------------    ---------   ----------

        Net cash provided by
         (used in) financing
         activities                          11,091,000   (1,090,000)  15,482,000
                                           ------------    ---------   ----------

Net increase (decrease) in cash and
 cash equivalents                             4,046,000   (4,779,000)   1,863,000

Cash and cash equivalents at beginning
 of year                                      2,429,000    7,208,000    5,345,000
                                           ------------    ---------   ----------

Cash and cash equivalents at end of year   $  6,475,000    2,429,000    7,208,000
                                           ============    =========   ==========

Supplemental disclosures of cash flow
 information:
 Cash paid during the year for:
  Interest                                 $     59,000       54,000       38,000
                                           ============    =========   ==========

   Income taxes                            $         --      399,000       62,000
                                           ============    =========   ==========

Supplemental schedule of
 noncash investing and
 financing activities - stock
 issued upon conversion of
 debt, net of issuance costs               $         --           --       75,000
                                           ============    =========   ==========

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              For the years ended December 31, 1995, 1994 and 1993


(1)    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION

       NTN Communications, Inc. and subsidiaries ("The Company") was organized under the laws of the state of Delaware in 1984 for the purpose of investing in various business ventures. The Company, through its business units and subsidiaries develops, produces and distributes individual and multi-player interactive entertainment and education programs to a variety of media platforms.

       The Company is also engaged in the development and distribution of interactive video game software. The Company operates under several distribution and license agreements in the United States, United Kingdom, Australia, Germany, France and Switzerland. These products are sold primarily to wholesale distributors. Royalties result from licensing rights sold to foreign publishers.

       BASIS OF ACCOUNTING PRESENTATION

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, National Telecommunicator Network, Inc. and New World Computing, Inc., and its partially-owned subsidiaries IWN Corporation, Inc. and LearnStar Inc. (LearnStar). During most of 1995, the Company owned 50% of LearnStar, however the Company funded all operations of LearnStar, and accordingly LearnStar has been consolidated as if it were wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

       CASH AND CASH EQUIVALENTS

       For the purpose of financial statement presentation, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1995 and 1994, consist of operational cash accounts and certificates of deposit with original maturities of three months or less.

       MARKETABLE SECURITIES - AVAILABLE FOR SALE

       Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Company has classified applicable investments as "available for sale".

       Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method.

       At December 31, 1994 marketable securities available for sale consisted of mutual funds invested in government-backed debt instruments. The fair value of available for sale securities approximated cost.

       Proceeds from the sale of investment securities available for sale was $930,000 in 1995 and gross realized losses included in income in 1995 was $70,000.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

   DEPRECIATION

   Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets (three to five years).

   INVENTORY

   Inventory is valued at the lower of cost (first-in, first-out) or market and consists principally of finished goods and equipment.

   DEPOSITS AND OTHER ASSETS

   Deposits and other assets include long-term life insurance contracts and other assets. These contracts are carried at cost which approximates market value.

   REVENUE RECOGNITION

   Distribution and Production Services Revenue: Revenue is recognized as the service is provided by the Company.

   Product Sales: Revenue is recognized when the product is shipped. Subject to limitations, the Company permits customers to obtain exchanges within certain specified periods, and provides price protection on certain unsold merchandise. Revenue is reflected net of an allowance for returns.

   Equipment Sales: Revenue is recognized when equipment is shipped or transferred to the purchaser.

   License Fees and Royalties: For those agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized upon execution of the agreement since the Company has no remaining obligations or incremental costs. Per copy royalties on sales that exceed the guarantee are recognized as earned. For those agreements which provide for the marketing rights and the future use of the Company's name, technology and trademarks, revenue is recognized when all material services or conditions relating to the sale have been performed or satisfied.

   INCOME TAXES

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   VALUATION OF STOCK TRANSACTIONS

   For stock issued in return for services, the transactions have been recorded at the value of the services received, if determinable; if such value was not determinable, the transactions were recorded at the fair market value of the stock issued.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization of costs for specific products is recognized on the relative value basis over the estimated economic life of each specific product, generally within one year. Amortization of costs related to interactive programs is recognized on a straight line basis over three to five years.

     ADVERTISING COSTS

     The Company accounts for advertising costs in accordance with SOP No. 93-7, Reporting on Advertising Costs. Direct response advertising is capitalized only if customer sales can be directly correlated to the advertising costs and if future benefit can be demonstrated. Capitalized advertising costs are amortized using the straight-line method over the estimated benefit period. Advertising expense for 1995, 1994 and 1993 was $290,000, $136,000, and $172,000, respectively. Amounts capitalized at December 31, 1995 and 1994 was $310,000 and $243,000, respectively.

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     EARNINGS (LOSS) PER SHARE

     Earnings per share amounts are computed by dividing net earnings increased by preferred dividends resulting from the assumed exercise of stock options and warrants and the assumed conversion of convertible preferred shares, by the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding options and warrants and preferred stock. The impact of the outstanding stock options and warrants and conversion of preferred stock would have had an anti-dilutive effect in years where losses are reported, and accordingly, have not been included in the computation.

     RECLASSIFICATIONS

     Certain items in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

(2)  MERGER

     On December 31, 1993, a subsidiary of the Company completed its merger with New World Computing, Inc. (New World), a developer and distributor of interactive video game software. The Company issued 1,025,000 shares of common stock for all of the outstanding common stock of New World. The transaction was accounted for as a pooling of interests. The consolidated financial statements for 1993 were restated to reflect the merger.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)  SALE OF SUBSIDIARY INTERESTS

     In December 1995 the Company purchased the shares of LearnStar owned by ACT III Communications to increase its ownership in LearnStar to 100%. Also in December 1995, the Company sold a 45% interest in LearnStar to an unaffiliated company for $2,500,000 in return for a note receivable in the amount of $2,500,000. As the Company's basis in LearnStar is negative, the gain on the sale of the stock was $3,354,000. The gain was deferred and will be recognized as the Company receives proceeds on the note receivable arising from the sale.

     In December 1995, the Company entered into a sale and purchase agreement to sell 10% of its interest in IWN Inc. to an unaffiliated company for $350,000 A gain of $329,000 was recognized upon consummation of the sale.

(4)  NOTES RECEIVABLE - RELATED PARTIES

     Notes receivable - related parties is as follows:

                                               1995         1994
                                           ------------   ---------

         6% unsecured notes from
          officers and directors.
          Revised in April 1996 to
          mature in three annual
          installments beginning in
          April 1997 of 10%, 30% and
          60%, respectively.  Payable
          either in cash or through
          redemption of Company shares
          at fair market value.            $  3,438,000   2,947,000

         Non-interest bearing note of
          $2,500,000 from unaffiliated
          company due $400,000 in 1996
          and $2,100,000 in 1997, net of
          deferred gain secured by common
          stock.                                     --          --

         6% - 8% unsecured notes from
          officers and directors.  Due
          in December 1996.                     680,000     315,000


         Non-interest bearing unsecured
          note.  Payment received in
          March 1996.                           350,000          --


         5% unsecured note.  Due from
          IWN L.P. an unconsolidated
          limited partnership in which
          the Company is a general
          partner.  Due March 2000 or
          earlier to the extent of
          available cash as provided in
          the limited partnership
          agreement.                            738,000          --
                                           ------------   ---------

                Total                         5,206,000   3,262,000

         Current portion                     (1,030,000)         --
                                           ------------   ---------

                                           $  4,176,000   3,262,000
                                           ============   =========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     Notes receivable from officers and directors include amounts advanced to officers and directors to obtain a federal or state income tax deduction for the Company. In 1993, the Company obtained a deduction of $6,900,000 related to compensation to officers and directors in prior years. The amount has been recorded as an addition to the Company's existing net operating loss carryforward. In order to obtain the deduction, the Company was required to withhold and to deposit amounts with the appropriate government taxing authorities on behalf of the officers and directors. In 1995, the Company converted $435,000 of accrued unpaid interest to principal.

     In 1995, the Company entered into a sale agreement to sell 45% of its shares in LearnStar in exchange for a note of $2,500,000. The gain has been deferred and will be recognized as the company receives proceeds on the note receivable rising from the sale.

(5)  FIXED ASSETS

       Fixed assets are recorded at cost and consist of the following:

                                      1995          1994
                                  ------------   ----------

     Furniture and fixtures       $    767,000      271,000
     Equipment                       2,917,000    2,217,000
     Automobile                         47,000       47,000
                                  ------------   ----------

                                     3,731,000    2,535,000
     Accumulated depreciation       (1,631,000)  (1,130,000)
                                  ------------   ----------

                                  $  2,100,000    1,405,000
                                  ============   ==========

(6)  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings and long-term
 debt is as follows:

                                              1995         1994
                                          ------------   ----------

     $750,000 variable rate line of
      credit (30-day commercial
      paper rate plus 2.9%, 8.7% at
      December 31, 1995).  Matures
      in October 1996.  Secured by
      accounts receivable.                $    722,000      445,000


     Variable rate loan (8.4% at
      December 31, 1995), due in
      May 1996, secured by life
      insurance policies.                    1,356,000           --


     Other                                      17,000       31,000
                                          ------------   ----------

            Total                            2,095,000      476,000

     Current portion of long-term
      debt                                  (2,093,000)    (468,000)
                                          ------------   ----------

                                          $      2,000        8,000
                                          ============   ==========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     The aggregate maturities of long-term debt for years subsequent to December 31, 1995 are as follows: 1996, $2,093,000; 1997, $2,000.

(7)  INCOME TAXES

     The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.

     Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company has no net taxable temporary differences which would require recognition of deferred tax liabilities, and due to the uncertainty of future realizability has recorded a valuation allowance against any deferred tax assets for deductible temporary differences and tax operating loss carryforwards, and accordingly, no deferred taxes are contained in the accompanying consolidated financial statements. The Company increased its valuation allowance by approximately $1,300,000 and $300,000 for the years ended December 31, 1995 and 1994, respectively, primarily as a result of the increase in tax operating loss carryforwards.

     At December 31, 1995, the Company has available net operating loss carryforwards of approximately $26,000,000 for federal income tax purposes, which begin to expire in 2006. The net operating loss carryforwards for state purposes, which begin to expire in 1996 are less than 50% of the federal tax amounts. The Company may have additional net operating loss carryforwards available subject to annual limitations under Internal Revenue Code 382.

     In 1995, the Company did not recognize income tax expense as a result of their utilization of net operating loss carryforwards. Due to certain tax regulations relating to the merger completed in 1993, the Company was unable to utilize its net operating loss carryforwards to offset earnings of its subsidiary, New World, in 1993. Income taxes for 1993 resulted from the operations of New World, and amounted to $281,000.

(8)  COMMON STOCK AND COMMON STOCK OPTIONS

     In 1995, The Company sold and issued an aggregate of 3,000,000 shares of common stock. In September and October 1995, 2,400,000 of these shares were issued at an initial price of $4.00 per share to certain institutional investors (Investors). Pursuant to the terms of the sale, the initial purchase price paid by the Investors is subject to adjustment based on the average of the closing prices ("Average Share Price") of the Common Stock for all trading days during the 60-day period commencing on January 15, 1996 ("Valuation Period"). Under the agreement, if the Average Share Price during the Valuation Period is less than $4.70, the Company will issue to the Investors, at no additional cost to the Investors, additional shares of common stock so as to result in a purchase price per share of common stock equal to 85% of the Average Share Price. Conversely, if the Average Sales Price exceeded $4.70 during the Valuation Period, the Investors are obligated to pay to the Company the dollar amount by which the product of 85% of the Average Share Price during the Valuation Period and 2,400,000 exceeds the amount provided to the Company. As a result of these terms, the Company anticipates that it will issue approximately 1,200,000 additional shares to the Investors in 1996.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     The Company has a qualified incentive stock option plan under which 2,000,000 restricted common shares are authorized for grant. Options granted in or after 1993 generally vest 33% annually, commencing one year from the date of grant and expire five years from the date of final vesting. A summary of the status of the Company's qualified incentive stock option plan follows:

                                 OUTSTANDING     OPTION PRICE   EXERCISABLE
                                   OPTIONS        PER SHARE      OPTIONS
                                 -----------    --------------  -----------

December 31, 1993                    715,097   $   2.25 - 8.25      317,897
Options granted                      705,450       5.75 - 8.25       90,000
Options that became exercisable           --       6.50 - 8.25      133,400
Options exercised                     (8,867)      2.25 - 6.50       (8,867)
Options lapsed and canceled          (19,900)      6.38 - 6.50           --
                                  ----------    --------------   ----------

December 31, 1994                  1,391,780       2.25 - 8.25      532,430
Options granted                    1,691,600       4.00 - 8.00      530,000
Options that became exercisable           --       6.38 - 8.25      369,450
Options exercised                    (10,500)      2.25 - 6.50      (10,500)
Options lapsed and canceled          (62,550)      4.50 - 6.50      (62,550)
                                  ----------    --------------   ----------

December 31, 1995                  3,010,330    $  2.25 - 8.25    1,358,830
                                  ==========    ==============   ==========


   The Company previously had a non-qualified stock option plan under which 1,455,000 restricted common shares were granted. Non-qualified options vest 50% annually, commencing one year from the date of grant and expire five years from the date of grant. A summary of the status of the non-qualified stock options follows:

                                 OUTSTANDING     OPTION PRICE   EXERCISABLE
                                   OPTIONS        PER SHARE      OPTIONS
                                 -----------    -------------  -----------

December 31, 1993                  1,260,000  $   2.00 - 8.25      460,000
Options granted                      195,000      5.75 - 8.25           --
Options that became exercisable           --               --      400,000
Options exercised                         --               --           --
Options lapsed and canceled               --               --           --
                                  ----------    -------------   ----------

December 31, 1994                  1,455,000      2.00 - 8.25      860,000
Options granted                           --               --           --
Options that became exercisable           --      5.75 - 8.25      497,500
Options exercised                         --               --           --
Options lapsed and canceled               --               --           --
                                  ----------    -------------   ----------

December 31, 1995                  1,455,000    $ 2.00 - 8.25    1,357,500
                                  ==========    =============   =========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

(8)  10% CUMULATIVE CONVERTIBLE PREFERRED STOCK

     The Company has authorized 10,000,000 shares of 10% cumulative convertible preferred stock, of which 162,612 and 197,612 were issued and outstanding at December 31, 1995 and 1994, respectively. The stock has no voting rights. At December 31, 1995, each share is currently convertible into .2801 shares of common stock at the option of the holder. During 1995, 35,000 shares of cumulative convertible preferred stock converted into 9,804 shares of common stock.

(10) WARRANTS

     The Company has issued various warrants to purchase common stock, all of which are exercisable as of December 31, 1995. The following summarizes warrants issued and outstanding:

                                  OUTSTANDING     WARRANT PRICE   EXERCISABLE
                                   WARRANTS         PER SHARE       WARRANTS
                                  -----------    --------------   -----------

December 31, 1993                   3,245,121    $  2.00 - 20.00    3,245,121
Warrants granted                      437,500        5.13 - 7.50      437,500
Warrants that became exercisable           --                 --           --
Warrants exercised                   (297,573)       2.00 - 3.70     (297,573)
Warrants lapsed and canceled           (3,119)             20.00       (3,119)
                                  -----------    ---------------    ---------

December 31, 1994                   3,381,929        2.00 - 8.00    3,381,929
Warrants granted                      733,500        4.00 - 6.13      733,500
Warrants that became exercisable           --                 --           --
Warrants exercised                   (225,600)       2.00 - 3.70     (225,600)
Warrants lapsed and canceled               --                 --           --
                                  -----------    ---------------    ---------

December 31, 1995                   3,889,829        2.00 - 8.00    3,889,829
                                  ===========    ===============    =========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

(11) BUSINESS SEGMENT AND EXPORT SALES DATA

     Operating results and other financial data are presented for the principal business segments of the Company for the years ended December 31, 1995, 1994 and 1993. The Company's principal business units are its Hospitality Network (Hospitality Interactive Services), Learnstar, Inc. (Education Interactive Services) and New World (Software Development and Distribution). Corporate and Other includes other smaller segments and the corporate operations.

                                               1995          1994         1993
                                          -------------   ----------   ----------

Net Sales
 Hospitality Interactive Services         $  21,720,000   16,710,000    8,970,000
 Education Interactive Services               1,095,000           --           --
 Software Development and Distribution        5,379,000    5,747,000    6,135,000
 Corporate and Other                          3,577,000    2,189,000    2,153,000
                                          -------------   ----------   ----------

 Total                                       31,771,000   24,646,000   17,258,000
                                          =============   ==========   ==========

Operating Income (Loss)
 Hospitality Interactive Services             3,547,000    2,839,000    1,461,000
 Education Interactive Services              (2,149,000)          --           --
 Software Development and Distribution          127,000      251,000      633,000
 Corporate and Other                         (5,495,000)  (2,795,000)  (3,548,000)
                                          -------------   ----------   ----------

 Total                                       (3,970,000)     295,000   (1,454,000)
                                          =============   ==========   ==========

Identifiable Assets
 Hospitality Interactive Services            28,125,000   20,246,000   21,787,000
 Education Interactive Services               1,320,000    1,104,000           --
 Software Development and Distribution        6,152,000    4,856,000    1,706,000
 Corporate and Other                          7,216,000    5,033,000    3,747,000
                                          -------------   ----------   ----------

 Total                                       42,813,000   31,239,000   27,240,000
                                          =============   ==========   ==========

Capital Expenditures
 Hospitality Interactive Services               945,000      763,000      629,000
 Education Interactive Services                 116,000           --           --
 Software Development and Distribution           30,000       51,000           --
 Corporate and Other                            105,000       84,000       70,000
                                          -------------   ----------   ----------

 Total                                        1,196,000      898,000      699,000
                                          =============   ==========   ==========

Depreciation and Amortization
 Hospitality Interactive Services               965,000      499,000      249,000
 Education Interactive Services                  78,000           --           --
 Software Development and Distribution        1,071,000      310,000       18,000
 Corporate and Other                             36,000       28,000       15,000
                                          -------------   ----------   ----------

 Total                                        2,150,000      837,000      282,000
                                          =============   ==========   ==========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

Sales to foreign customers are as
 follows:
                                               1995       1994       1993
                                          ------------  ---------  ---------

         Distribution and production      $    896,000    660,000    580,000
          services
         Equipment sales                       711,000    429,000    689,000
         License fees and royalties          1,521,000    851,000    802,000
                                          ------------  ---------  ---------

   Total                                  $  3,128,000  1,940,000  2,071,000
                                          ============  =========  =========

(12)  RETIREMENT AND SAVINGS PLANS

       DEFINED BENEFIT PENSION PLAN


       The Company has established a non-qualified, con-contributory pension plan covering certain key executives. This plan is subject to modification at any time. The plan provides retirement benefits based on years of service and compensation. Net pension expense was $7,000 and $5,000 in 1995 and 1994 respectively. Accrued pension liability totaled $12,000 and $5,000 at December 31, 1995 and 1994, respectively.

       DEFINED CONTRIBUTION PLAN

       During 1994, the Company also established a defined contribution plan which is organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least six months of service or reached age 21, whichever is later, to defer up to 15% of their pay on a pre-tax basis. The Company, at its discretion, may contribute to the plan. For the year ended December 31, 1995 and 1994 the Company made no such contributions.

       DEFERRED COMPENSATION PLAN

       The Company also maintains an unfunded, non-qualified deferred compensation plan, which was created in 1994 for certain members of management. This plan allows participants to defer a minimum of $5,000 up to limits set by the Internal Revenue Code.

(13)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company believes that the fair value of financial instrument assets and financial instrument liabilities approximate their carrying value, except that the carrying value of notes receivable at December 31, 1995 exceeds the fair value by approximately $250,000. The following methods and assumptions were used to estimate the fair value of financial instruments:

       The carrying values of cash and cash equivalents, marketable securities, accounts receivable, other assets, accounts payable and accrued liabilities and short-term borrowings approximates fair value because of the short maturity of those instruments. The fair value of notes receivable and interest-bearing security deposits are determined as the present value of expected future cash flows discounted at the interest rate currently offered by the Company which approximates rates currently offered by local lending institutions for instruments of similar terms and risks.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

(14)   COMMITMENTS AND CONTINGENCIES

       The Company leases office and production facilities and equipment under agreements which expire at various dates. In 1995, the Company entered into a noncancelable operating lease with an entity which is partially owned by the Company. The Company incurred no lease expense under the lease in 1994 and 1993. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses. Additionally, the Company has entered into agreements for the sale and leaseback of certain equipment used in broadcast operations. Deferred gains on sale and leaseback transactions is amortized to operations over the three year lease terms. Each lease provides an option to the Company to repurchase the equipment at the estimated fair market value at the end of the lease terms. Included in assets are interest-bearing security deposits totaling $3,775,000 relating to these agreements. Lease expense under operating leases totaled $4,763,000, $3,272,000 and $1,425,000 in 1995, 1994 and 1993,
       respectively.

       Future minimum lease obligations under noncancelable operating leases at December 31, 1995 are as follows:

        YEARS ENDING        RELATED PARTY   OTHER
        ------------        ------------- ---------
        1996                  $  285,000  4,822,000
        1997                     314,000  3,179,000
        1998                     350,000  1,198,000
        1999                     373,000    162,000
        2000                     378,000    161,000
        Thereafter               189,000     12,000
                              ----------  ---------
        Total                 $1,889,000  9,534,000
                              ==========  =========

       The Company provides services to group viewing locations, generally bars and lounges, and to third party distributors primarily throughout the United States. In addition, the Company licenses its technology and products to licensees outside of the United States. Concentration of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers financial condition and, generally, requires deposits from its customers. At December 31, 1995, the Company had no significant concentration of credit risk.

(15)   LEGAL ACTIONS

       Beginning in 1992 the Company has been involved in various lawsuits with Interactive Network, Inc. The remaining lawsuits have all been suspended pending substantive discussions regarding a global resolution of all disputes. The Company believes, based in part on the advice of outside independent counsel, that these actions and possible resolutions will not have a material adverse effect on the Company's financial position or results of operations.

       The Company is also defending litigation filed by various shareholders of the Company. The class action suit seeks to recover unspecified damages for a drop in the market price of the Company's Common Stock following an announcement that an anticipated agreement under which the Company would sell certain equipment and services to an arm of the Mexican Government may be put out for bid. Whereas the Company has vigorously defended this litigation and believes, in part, based upon the opinion of outside counsel, on the merits of its defense, the Company has

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES entered into substantive negotiations to resolve this matter out-of-court to avoid costly and protracted litigation, in the best interests of its shareholders. A preliminary framework for such a resolution has been reached, however, any proposed settlement between the parties will be subject to notification to each of the class members and final court approval.

       In April 1995, a second class action lawsuit was filed against the Company. The lawsuit seeks unspecified damages and alleges violations of securities laws based upon the Company's projections for the fourth quarter of 1994 and for fiscal year 1994, and further alleges that certain insiders sold stock on information not generally known to the public. In July 1995, a single shareholder filed a separate lawsuit in Texas containing allegations essentially identical to those raised in the shareholder lawsuit filed in April, 1995. The Company denies the allegations in the complaints and has filed its own counterclaim against third parties for indemnification. The Company has denied liability based upon the allegations contained in the complaints which do not contain any statement or demand for a specific amount of damages. Much discovery has been undertaken and, at this time, the Company intends to continue to vigorously contest these matters.

       There can be no assurance that any or all of the preceding actions will be decided in favor of the Company. The Company believes, based in part on the advice of outside, independent legal counsel, that the costs of defending and prosecuting these actions will not have a material adverse effect on the Company's financial position or results of operations.

                                                                     Schedule II
                                                                     -----------

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1994 and 1993

                                    ADDITIONS                    BALANCE
   ALLOWANCE FOR        BALANCE AT  CHARGED TO                   AT END
 DOUBTFUL ACCOUNTS      BEGINNING    EXPENSE    DEDUCTIONS (a)  OF PERIOD
- -------------------  -------------  ----------  --------------  ---------

       1993          $      70,000     206,000         96,000     180,000

       1994          $     180,000     375,000        120,000     435,000

       1995          $     435,000     987,000        663,000     759,000


(a)  Reflects trade accounts receivable written off during the year.

                                ADDITIONS                   BALANCE
 ALLOWANCE FOR     BALANCE AT   OFFSET TO                   AT END
 SALES RETURNS     BEGINNING     REVENUE   DEDUCTIONS (b)  OF PERIOD
- ---------------  -------------  ---------  --------------  ---------

     1993        $           -          -              -           -

     1994        $           -  1,261,000        599,000     662,000

     1995        $     662,000  1,186,000      1,190,000     658,000

(b) Reflects actual returns and allowances charged against the allowance during the year.