Form 10-K/A
period 1995-12-31
NTN COMMUNICATIONS INC
filed 1996-04-29
CIK 748592

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 --------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                       TO

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

                        Commission file number 1-11464

                           NTN COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                     31-1103425
   (State of or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

5966 La Place Court, Carlsbad, California                    92008
 (Address of Principal Executive Offices)                 (Zip Code)

                                (619) 438-7400
             (Registrant's Telephone Number, Including Area Code)
          Securities Registered pursuant to Section 12(b) of the Act:
                         Common Stock, $.005 par value

          Securities Registered pursuant to Section 12(g) of the Act:
                                     None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

      YES     X        NO
          ----------      ----------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

      The aggregate market value of the voting stock held by non-affiliates of Registrant as of April 11, 1996, computed by reference to the closing sale price of such stock on the American Stock Exchange, was approximately $89,000,000. (All directors and executive officers are considered affiliates for the purpose.)

      At April 11, 1996, Registrant had 23,304,645 shares of Common Stock, $.005 par value, issued and outstanding.

      Documents incorporated by reference into this report:  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information regarding the directors and executive officers of NTN Communications, Inc. (the "Company"):

Name                      Age                          Position(s) Held
- -----------------------   ---   --------------------------------------------------------------
Patrick J. Downs(1)       59    Chairman of the Board of Directors and Chief Executive Officer
Daniel C. Downs(1)        56    President, Chief Operating Officer and Director
Donald C. Klosterman      66    Director
Alan P. Magerman          61    Director and Vice Chairman
Alvin R. Rozelle(2)       70    Director
Ronald E. Hogan           57    Senior Vice President - Finance, Chief Financial Officer and
                                Secretary
Gerald P. McLaughlin      56    Executive Vice President - Systems
Jerry V. Petrie           53    Executive Vice President - Marketing
Jon Van Caneghem(5)       34    President, New World Computing, Inc.
Michael J. Downs(1)       61    President, LearnStar, Inc.
Colleen Anderson          45    President, IWN, Inc.
- --------------

(1) Patrick J. Downs, Daniel C. Downs and Michael J. Downs are brothers.
(2) Member of Compensation Committee.

  The following biographical information is furnished with respect to the directors and executive officers:

  PATRICK J. DOWNS has been Chairman of the Board of Directors and Chief Executive Officer of the Company since April 1, 1994, prior to which time Mr. Downs served as President and Chief Executive Officer of the Company (or its predecessor) since 1983 and a director since April 1985. Mr. Downs was an independent marketing consultant from 1981 to 1983, during which time he also worked on the development of QB1. From 1975 to 1977, he served as Vice President and National Marketing Director for the Select-A-Seat Corporation; and he was President of Datatix Systems, Inc. from 1978 through 1981. From 1973 to 1975, he served as General Manager, Western Region (11 western states) for Ticketron, Inc. From 1970 to 1973, he was a Director of Special Projects for Time/Life Broadcast Properties in San Diego. From 1964 to 1969, Mr. Downs served as Vice President and Business Manager of the San Diego Padres baseball team.

  DANIEL C. DOWNS has been President and Chief Operating Officer of the Company since April 1994, prior to which time Mr. Downs served as Executive Vice President and Chief Operating Officer of the Company (or its predecessor) since 1983 and a director since April 1985. Mr. Downs also serves as a director and as Chairman of the Board of IWN, Inc., a subsidiary of the Company. Mr. Downs was an independent marketing consultant from 1981 to 1983, during which time he also worked on the development of QB1. From 1979 to 1981, Mr. Downs served as Executive Vice President and General Manager of Hollywood Park Race Course.

From 1974 to 1979, Mr. Downs served as Executive Vice President and General Manager for the Southern California Racing Association at Los Alamitos Race Course. In 1965, Mr. Downs became Tickets Manager and later, Stadium Manager and Director of Sales for the Houston Oilers football team of the National Football League. During his ten-year affiliation with that franchise, Mr. Downs became the Assistant General Manager.

  DONALD C. KLOSTERMAN currently serves as the President of Pacific Casino Management, Inglewood, California, and has been a director of the Company (or its predecessor) since 1983 and served as Chairman of the Board from 1985 to April 1, 1994. From 1982 to the present, Mr. Klosterman also has acted as a consultant to the Company. Mr. Klosterman served as Vice President and General Manager of the Los Angeles Express football team of the U.S.F.L. until the summer of 1985; since then, he has been an independent business consultant. In 1971, Mr. Klosterman became Vice President/General Manager of the Los Angeles Rams and served in that capacity for eleven years, until 1982. In 1970, Mr. Klosterman was the General Manager of the Baltimore Colts. In 1966, Mr. Klosterman was the General Manager of the Houston Oilers. Mr. Klosterman played professional football for Cleveland, Dallas, Los Angeles and Calgary. Mr. Klosterman is also a director of Aldila Shaft Manufacturer.

  ALAN P. MAGERMAN was appointed a director of the Company in November 1991, and in January 1995 Mr. Magerman was appointed Vice Chairman of the Company. From 1991 to 1995, Mr. Magerman was the founder and Chairman of the Board of Odyssey Sports Inc., a privately held company engaged in the development and distribution of golf clubs. Mr. Magerman is a director of The Oracle Group, a private financial and business consulting firm, and a director of Vision Development Centers, a Company which provides vision care services. Prior to co-founding Oracle and since 1986, Mr. Magerman acted as an independent financial consultant. From 1981 to 1986, Mr. Magerman was President and Chief Executive Officer of Omnimax Inc., a venture capital firm. From 1968 until 1980, Mr. Magerman was Chairman of the Board of Data Dynamics Inc., a software management firm specializing in hospital related software and military-related software. Prior to 1968, Mr. Magerman was a financial and business consultant and President of his family's manufacturing business. Mr. Magerman also serves as a director of several national charity organizations.

  ALVIN R. ROZELLE has been a director of the Company since April 1994. Since 1989, Mr. Rozelle has served on the Board of Directors of Chris Craft Industries, a public company. From 1960 to 1989, Mr. Rozelle served as Commissioner of the National Football League. As Commissioner of the National Football League, Mr. Rozelle served as President of NFL Charities for seventeen years. In 1985, Mr. Rozelle was inducted into the Pro Football Hall of Fame in Canton, Ohio. In 1983, Mr. Rozelle and his wife Carrie received the United Way of America's distinguished Alexis de Tocqueville Society Award which recognizes persons who have rendered outstanding service as volunteers in their own community or nationally. From 1957 to 1960, Mr. Rozelle served as general manager of the Los Angeles Rams. From 1955 to 1957, Mr. Rozelle was a partner in the international public relations firm of P.K. Macker and Company.

  RONALD E. HOGAN has served as Secretary of the Board of Directors for the Company since 1983 and currently serves as Senior Vice President and Chief Financial Officer responsible for finance, accounting and administration. Mr. Hogan had over 20 years corporate finance and data processing experience prior to joining NTN, including being regional manager for Western Savings and Loan Association; Vice President of Master Craft Homes; Co-founder and President of PDPS, a computer consulting and service firm; and Vice-President of Finance for Datatix Systems Inc.

  GERALD P. MCLAUGHLIN serves as Executive Vice President and Director of Operations/Systems, responsible for interactive programming and broadcasting as well as PC on-line services, cable and telco. Prior to joining NTN, he served as Vice-President of Information Systems for Atari, where he developed a network of 2,000 terminals and personal computers linked to computer systems in other foreign countries. He than became Director of Systems Development for Warner Communications, in New York, where his projects included interactive cable television and all major development projects for six Warner Communications' subsidiaries. In addition, he has spearheaded systems development projects for American Airlines, the New York and Midwest Stock Exchanges and several Fortune 500 companies.

  JERRY V. PETRIE serves as Executive Vice President and Director of Marketing and is responsible for the creation of advertiser-themed programs and marketing strategies for Network advertisers. He joined NTN in 1986, handling all Canadian marketing and sales for NTN Canada while serving as President of the Petrie Group, a marketing consultant firm. He also served as President of NTN Sports, Inc., the exclusive license holder of NTN Communications, Inc. in Canada and was President of Sports Administration, Inc., a full service sports management company representing numerous Canadian professional athletes and sports personalities.

  JON VAN CANEGHEM has served as President of New World Computing, Inc. ("New World") since January 3, 1994, following the Company's merger with New World effected on December 31, 1993. Prior to the merger, Mr. Van Caneghem had served as President and Chief Executive Officer of New World since its inception in 1984.

  MICHAEL J. DOWNS served as director from 1987 until 1994 at which time he was elected President and C.E.O. of LearnStar. Prior to NTN, he was Vice President and General Manager of Opryland, USA and was responsible for designing and building the Nashville, Tennessee Entertainment Center. He also served as President of a division of Twentieth Century Fox and as President of Health Industries. He was President and C.E.O. of Coupon Systems, Inc., a computer-based point-of-sale marketing company.

  COLLEEN ANDERSON has served as President and Chief Executive Officer of IWN since 1994. From 1987 to 1993, she was President and Services Division of Comdata Corporation, a public company, responsible for providing electronic funds transfer (EFT) and on-line transaction processing services to the gaming industry, including racetracks, casinos, riverboats, cardrooms, Indian reservations and cruise ships. During her seven-year tenure, division revenues grew from $17 million to over $100 million annually. In 1984, Ms. Anderson founded Cashchek International, Inc., a competitor to Comdata in the EFT gaming business. Cashchek was acquired by American Express in 1986, where she continued to run the business until joining Comdata in 1987.

ITEM 11.  EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION TABLE

  The following Summary Compensation Table shows the compensation paid or accrued as of each of the last three fiscal years to the Chief Executive Officer of the Company and to the four most highly compensated executive officers of the Company who were serving as executive officers at the end of fiscal 1995 (collectively, the "Named Executive Officers").

                                                    SUMMARY COMPENSATION TABLE

                                                                        Long-Term
                                                                       Compensation      All Other
                                           Annual Compensation           Awards         Compensation
                                        --------------------------   ---------------   --------------
                                                                     Number of Stock     Number of
                                                                      Option Shares       Warrant
Name and Principal Position             Year    Salary(1)    Bonus       Granted       Shares Granted
- -------------------------------------   ----   -----------   -----   ---------------   --------------
Patrick J. Downs.....................   1995   $192,044       $-0-           200,000              -0-
  Chief Executive Officer               1994    169,950        -0-           200,000              -0-
                                        1993    150,000(2)     -0-           434,000          150,000

Jon Van Caneghem.....................   1995   $220,000       $-0-               -0-              -0-
  President, New World                  1994    200,000        -0-               -0-              -0-
  Computing, Inc.                       1993    160,000        -0-               -0-              -0-

Daniel C. Downs......................   1995   $192,044       $-0-           200,000              -0-
  President and Chief                   1994    169,950        -0-           200,000              -0-
  Operating Officer                     1993    150,000(2)     -0-           484,000          150,000

Gerald P. McLaughlin.................   1995   $184,333       $-0-            75,000              -0-
  Senior Vice President - Systems       1994    163,126        -0-            75,000              -0-
                                        1993    144,360(2)     -0-           125,000              -0-

Ronald E. Hogan......................   1995   $150,177       $-0-            50,000              -0-
  Senior Vice President -               1994    132,900        -0-            75,000              -0-
  Finance, Chief Financial Officer      1993    117,277(2)     -0-           313,000              -0-
  and Secretary

_________________
(1) Includes amounts, if any, deferred under the Company's 401(k) Plan and Deferred Compensation Plan.

(2) These Named Executive Officers waived their rights to receive the additional compensation that they were to receive under their respective employment agreements for the 1993 fiscal year and, accordingly, the amounts indicated reflect only compensation actually paid to such executives.

  STOCK OPTION GRANTS

  The following table contains information concerning grants of stock options during fiscal 1995 with respect to the Named Executive Officers.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                                Potential Realizable
                                                                                                  Value at Assumed
                                                                                                   Annual Rates of
                                                  % of Total                                  Stock Price Appreciation
                          Number of Shares      Options Granted                                  For Option Term(1)
                             Underlying          to Employees      Exercise   Expiration   -------------------------------
         Name             Options Granted(2)    In Fiscal Year      Price        Date           5%               10%
- -----------------------   ------------------    ---------------    --------   ----------   --------------   --------------
Patrick J. Downs.......            200,000                10.2%      $4.50       8/4/02         $366,390         $853,845
Jon Van Caneghem.......                -0-                   -           -            -                -                -
Daniel C. Downs........            200,000                10.2%      $4.50       8/4/02         $366,390         $853,845
Gerald P. McLaughlin...             75,000                 3.8%      $4.50       8/4/02         $137,396         $320,193
Ronald E. Hogan........             50,000                 2.5%      $4.50       8/4/02         $ 91,598         $213,461

________________________
(1) The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the Securities and Exchange Commission and do not represent management's estimate or projection of future value of the Common Stock.

(2) Represents options granted in under the Company's 1995 Option Plan which, in each case, become exercisable in equal increments on the first, second and third anniversaries of the date of grant.

  STOCK OPTION EXERCISES AND OPTION VALUES

  The following table contains information concerning stock options unexercised at the end of fiscal 1995 with respect to the Named Executive Officers. No stock options were exercised by any of the Named Executive Officers during fiscal 1995.

                         FISCAL YEAR-END OPTION VALUES

                             Number of Unexercised         Value of Unexercised,
                                Option Shares At            In-the-Money Options
                                Fiscal Year-End            at Fiscal Year-End (1)
                          ---------------------------    --------------------------
        Name              Exercisable   Unexercisable    Exercisable  Unexercisable
        ----              -----------   -------------    -----------  -------------
Patrick J. Downs.......       967,500      216,500           *              *
Daniel C. Downs........     1,017,500      216,500           *              *
Gerald P. McLaughlin...       140,920      135,150           *              *
Jon Van Caneghem.......             0            0           -              -
Ronald E. Hogan........       576,927       76,650        $17,425           *

________________
(1) Represents the amount by which the aggregate market price on December 31, 1995 of the shares of the Company's Common Stock subject to such options exceeded the respective exercise prices of such options. An asterisk denotes that the respective exercise prices of the options shown exceeded the market price of the underlying shares of Common Stock at December 31, 1995.

  PERFORMANCE ASSOCIATED SENIOR EXECUTIVE RETIREMENT PLAN

  Effective January 1, 1994, the Company adopted a Performance Associated Senior Executive Retirement Plan (the "Retirement Plan"). The Board of Directors, in its sole and absolute discretion, selects who may participate in the Retirement Plan.

  Under the Retirement Plan, when a participant has attained the age of 65 and has provided the Company with at least ten years of service, such participant shall be entitled to a normal retirement benefit. Such normal retirement benefit entitles the participant to 240 monthly payments with each such payment being equal to: ((A x F x C/2/ / N/2/) - S) x V where

      A = an average of the percentage qualified each year (which varies from zero to 60% based on the Company's net profit before taxes as interpolated between $5,000,000 and $8,000,000)

      F = final average earnings (based on the highest 60 consecutive months during the ten years prior to termination of employment)

      C =  years of service from the date of enrollment in the Retirement Plan

      N = age at earliest date when a participant is entitled to a normal retirement benefit minus age at date of enrollment as a participant in the Retirement Plan (but, in no event, less than ten)

      S = monthly amount that the participant would be eligible for under social security based on the regulations in effect on January 1, 1994 (once calculated, such amount does not change even if the actual benefits are reduced)

      V = vested percentage of 10% per year up to 100% (subject to certain adjustments for a change in control of the Company, the participant meeting certain eligibility requirements, the participant not having been terminated for willful misconduct or gross negligence and the participant not becoming, within three years of termination of employment, an employee or consultant to a company in a line of business that competes with the Company above a certain threshold level)

      If participants retire prior to qualifying for normal retirement benefits, then certain lesser benefits are also paid to participants when they attain the age of 65. Certain other benefits are paid upon the death of a participant prior to age 65, including a $8,333 per month payment to the beneficiary of such a participant until the age at which such participant would reach the age of 65.

      The annual benefits payable to the Named Executive Officers cannot be estimated because they depend on, among other things, the Company's future earnings.

      DIRECTOR COMPENSATION

      Directors currently receive no cash compensation for their services as directors, with the exception of non-employee directors, who each receive $15,000 per annum. Directors also may be granted options or warrants to purchase common stock from time for services in their capacity as directors. No such grants were made during fiscal 1995.

      CONSULTING ARRANGEMENTS

      In April 1990, the Company entered into a five-year consulting agreement with Donald C. Klosterman, which was amended November 1990 and was terminated effective March 31, 1995. The agreement provided that the Company would retain Mr. Klosterman as its consultant on certain projects in connection with the Company's relationship with the National Football League, the World League of American Football and certain rules committees. Mr. Klosterman was compensated at the rate of $11,300 per month for the first three months of fiscal 1995.

      In March 1995, the Company entered into a new consulting agreement with Mr. Klosterman. Under the agreement, Mr. Klosterman will continue to provide consulting services to the Company on a project-by-project basis, in return for which the Company has agreed to compensate him for successful completion of a project in an amount equal to the sum of 5% of the first $1,000,000, 4% of the second $1,000,000, 3% of the third $1,000,000, 2% of the fourth $1,000,000, and
1% of all amounts above $4,000,000.

      EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

      In January 1990, the Company entered into written employment agreements with each of Patrick J. Downs, Daniel C. Downs, Ronald E. Hogan and Gerald P. McLaughlin that, as amended, expire on December 31, 1997. The principal terms and conditions of each of the employment agreements are identical except for the initial base-level annual compensation they provide for, which, in 1990, was $150,000, $150,000, $117,277 and $144,360, respectively, for Patrick J. Downs,
Daniel C. Downs, Ronald E. Hogan and Gerald P. McLaughlin. The employment agreements provide that the executives shall receive a salary increase each year of 10% in addition to upward adjustments for increases in the Consumer Price Index. In the event that the Company terminates the employment of any of the foregoing officers for any reason or for no reason, including in the event of or following a change of control of the Company, the Company is obligated to pay the terminated officer an amount equal to three years' base level compensation as provided in the officer's employment agreement.

      The foregoing employment agreements also provide for a profit-sharing program to be established annually. The pool established under any profit-sharing program is to be distributed 5% to each of Patrick J. Downs, Daniel C. Downs, Ronald E. Hogan and Gerald P. McLaughlin. The remaining 80% is to be distributed among all of the employees of the Company as a group, including any or all of the executive officers of the Company, in a manner determined by the Board of Directors. The amount of the profit-sharing pool for the annual period ended December 31, 1995 was to be 25% of the Company's pre-tax income for the 12-month period then ended in excess of $10,000,000, and for the annual period ending December 31, 1996 is to be the greater of (i) 25% of the Company's pre-tax income in excess of $10,000,000 or (ii) 10% of the Company's pre-tax income for such period. No amounts were paid or set aside for the profit-sharing program in fiscal 1995.

        In January 1994, the Company entered into a five-year employment agreement with Jon Van Caneghem, the President of New World in connection with the New World Acquisition. The employment agreement provides for an annual base salary of $200,000 for 1994, increasing by 10% in each successive year of the agreement, and an annual bonus based on the amount, if any, New World's pre-tax income exceeds certain levels specified in the employment agreement. No bonus amounts were paid or set aside for fiscal 1995. The employment agreement further provides that Mr. Van Caneghem shall promptly disclose, grant and assign to the Company any developed properties (as that term is defined under the employment agreement). New World may not terminate the employment agreement voluntarily except for cause (as defined). Mr. Van Caneghem has the right to terminate his employment for good reason (as defined).

      BOARD OF DIRECTOR INTERLOCKS AND INSIDER PARTICIPATION

      All compensation determinations for fiscal 1995 for the Company's executives were made by the directors of the Company on the advice of the Compensation Committee, which consisted during fiscal 1995 of Mr. Rozelle and Kenneth B. Hamlet. Mr. Hamlet has since resigned as a director. Ronald E. Hogan, the Company's Senior Vice President - Finance and Chief Financial Officer, also participated during 1995 in deliberations of the Board of Directors concerning executive compensation. None of the directors or executive officers of the Company has served on the board of directors or the compensation committee of any other entity, any of whose officers served either on the Company's Board of Directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of April 11, 1996 the number and percentage ownership of Common Stock by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock based upon reports filed by each such person with the Securities and Exchange Commission ("Commission"), (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all of the officers and directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares of Common Stock shown. An asterisk denotes beneficial ownership of less than 1%.

                                                 Number of Shares        Percent of
      Name (and Address of 5% Holder)           Beneficially Owned     Common Stock(1)
- --------------------------------------------   ---------------------   ---------------
Daniel C. Downs.............................          1,195,794(2)              4.9%
Patrick J. Downs............................          1,177,319(3)              4.8%
Donald C. Klosterman........................            757,749(4)              3.2%
Alan P. Magerman............................            605,000(5)              2.5%
Alvin R. Rozelle............................            118,000(6)                *
Jon Van Caneghem............................            578,100                 2.4%
Ronald E. Hogan.............................            755,974(7)              3.1%
Gerald P. McLaughlin........................            188,382(8)                *
All officers and directors of the Company
 as a group (ten persons)...................          5,674,518(9)             19.6%
- ---------------

(1) Included as outstanding for purposes of this calculation are 23,304,645 shares of Common Stock (the amount outstanding as of April 11, 1996) plus, in the case of each particular holder, the shares of Common Stock subject to currently exercisable options, warrants, or other instruments exercisable for or convertible into shares of Common Stock (including such instruments exercisable within 60 days after April 11, 1996) held by that person, which instruments are specified by footnote. Shares issuable as part or upon exercise of outstanding options, warrants, or other instruments other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.

(2) Includes 350,000 shares subject to currently exercisable warrants and 667,500 shares subject to currently exercisable options held by Mr. Downs.

(3) Includes 350,000 shares subject to currently exercisable warrants and 617,500 shares subject to currently exercisable options held by Mr. Downs.

(4) Includes 200,000 shares subject to currently exercisable warrants and 150,000 shares subject to currently exercisable options held by Mr. Klosterman.

(5) Includes 445,000 shares subject to currently exercisable warrants granted to The Oracle Group, a corporation wholly-owned by members of Mr. Magerman's family, which were subsequently assigned to Phyllis Magerman, Mr. Magerman's wife, and 125,000 shares subject to currently exercisable options held by Mr. Magerman. Also includes 35,000 outstanding shares owned of record by Mrs. Magerman. Mr. Magerman disclaims beneficial ownership of all securities owned by Mrs. Magerman.

(6) Includes 100,000 shares subject to currently exercisable warrants held by Mr. Rozelle and 8,000 shares purchased by the NFL deferred compensation account for Mr. Rozelle's benefit.

(7) Includes 200,000 shares subject to currently exercisable warrants and 376,927 shares subject to currently exercisable options held by Mr. Hogan.

(8) Includes 140,920 shares subject to currently exercisable options owned by Mr. McLaughlin.

(9) Includes 1,870,000 shares subject to currently exercisable warrants and 2,551,047 shares subject to currently exercisable options held by executive officers and directors, including those described in notes (2) through (8) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      LEARNSTAR INC.

      In December 1995, the Company exercised its right to reacquire from Act III Communications ("Act III"), an affiliate of Normal Lear, who served as a director of the Company during fiscal 1995, the 50% of LearnStar, Inc. owned by Act III. LearnStar, Inc. was originally formed by the Company and Act III in 1994. The Company and Act III are discussing the future relationship between the parties.

      Following its reacquisition of all of the common stock of LearnStar, Inc. as described above, in December 1995 the Company sold 45% of the common stock of LearnStar, Inc. to Associated Ventures Management, Inc. a Delaware corporation ("Associated Ventures"), for $2,500,000. Joel Magerman, the son of Alan P. Magerman, a director and Vice Chairman of the Company, is the President of Associated Ventures. The $2,500,000 sale price was paid by means of a non-interest bearing non-recourse promissory note of Associated Ventures, which is payable in installments of $100,000 each on or before January 30, April 30, July and October 1996 and a final installment of $2,100,000 on or before January 30, 1997. The promissory note is secured by the shares of LearnStar, Inc. purchased by Associated Ventures, but is otherwise non-recourse to Associated Ventures. The information regarding the gain to the Company on the sale of LearnStar, Inc. common stock set forth in note 3 to the Company's consolidated financial statements included in this report is incorporated herein by reference.

      LOANS TO OFFICERS AND DIRECTORS

      As of the end of fiscal 1995, the Company had outstanding loans to a director and certain of its officers, including an aggregate of $174,927 principal amount of loans made during fiscal 1995. The loans represent withholding amounts paid by the Company on behalf of the director and officers to taxing authorities in order to obtain a tax deduction for federal and state income tax purposes relating to compensation to these officers and directors for prior years. The loans were evidenced by individual promissory notes in favor of the Company which bore interest at annual rates of between 6% and 8%, were unsecured and were due on demand. The outstanding balances as of December 31, 1995 of the promissory notes from the director and officers were as follows:
Donald C. Klosterman - $966,419; Patrick J. Downs - $552,790; Daniel C. Downs - $517,163; Gerald P. McLaughlin - $405,009; Ronald E. Hogan - $365,179; and Robert Klosterman - $195,236. No payments were made on the notes during fiscal 1995.

      In December 1995, the Company agreed to restructure the foregoing loans. Pursuant to the restructuring, each director and officer is expected to execute a three-year promissory note in favor of the Company in a principal amount equal to the aggregate outstanding principal balance and accrued interest as of March 31, 1996 on the prior loans as follows: Donald C. Klosterman - $1,179,043; Patrick J. Downs - $680,429; Daniel C. Downs - $629,141; Gerald P. McLaughlin - $492,691; Ronald E. Hogan - $445,384; and Robert Klosterman - $237,383.

      Of the principal amount of each note, 10% will be due and payable at the end of 12 months from the date of the note; an additional 30% will be due and payable at the end of 24 months; and the balance of 60% will be due and payable at the end of 36 months. The notes will be prepayable at any time without penalty and will bear interest at the rate of 6% per annum, which will be payable annually in arrears.

          The maker of each note will have the option to satisfy amounts outstanding under his note by surrendering to the Company for cancellation either (i) shares of the Company's Common Stock (valued for the purpose at the closing market price on the date of transfer), or (ii) warrants to purchase the Company's Common Stock (valued for this purpose at the fair market value on the date of transfer as determined in good faith by the Board of Directors of the Company). To the extent the maker of a note surrenders to the Company shares of Common Stock in satisfaction of all or part of his note or interest thereon, the executive will be granted a 10-year nontransferable option (an incentive stock option to the extent permissible) to purchase the same number of shares of Common Stock as are being surrendered, which would be immediately exercisable at an exercise price equal to the value at which Common Stock was surrendered to the Company in satisfaction of the note obligation, subject to shareholder approval if required by law or stock exchange rules.

      If an executive is terminated by the Company for any reason other than for "cause" at any time within the three-year term of his note (or in the case of Donald C. Klosterman, if the stockholders fail to reelect him to the Board of Directors), the balance of the note and any interest accrued thereon would be canceled. "Cause" for this purpose is to be defined as personal dishonesty or willful misconduct which materially and adversely affects the Company.

      In December 1995 and again in January and March 1996, the Company loaned certain directors and executive offices amounts necessary to enable them to satisfy margin calls on their individual margin accounts in which they hold Common Stock of the Company. The loans were made to Donald C. Klosterman, Alan.
P. Magerman, Patrick J. Downs and Ronald E. Hogan in the amounts of $187,400, $82,000, $201,000 and $137,700, respectively. The loans are to be evidenced by individual promissory notes of the directors and executive officers, which are to be secured by a pledge of shares of Common Stock owned by the maker of the note, and bear interest at the rate of 10% per annum. The principal amount of and all accrued interest of the note are to be due and payable on December 31, 1996.

      INDEMNITY AGREEMENTS

      In order to initially retain Mr. Rozelle and Messrs. Hamlet and Lear (who have resigned as directors) as directors, the Company entered into an indemnity agreement with each of them. The indemnity agreement provides that the Company will indemnify the director under certain circumstances in which such director or the Company is named as a party to a legal proceeding. The Company believes that the indemnity agreement is reasonable and fair, and in its best interests to retain experienced outside directors.

      REPURCHASE OF COMMON STOCK

      Pursuant to its previously announced stock buy-back program, in January 1996, the Company purchased from Jon Van Caneghem in a privately negotiated transaction 25,000 shares of the Company's Common Stock at a price of $4.3125 per share, which was the market price of the Common Stock at the time of the transaction.

                                    PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K.

     (a) The following documents are filed as a part of this report:

          1,2.  Consolidated Financial Statements and Schedule.

   The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements" on page F-0.

3. Exhibits. The following exhibits included herewith or incorporated herein by reference are filed as a part of this report:

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

 10.29 Non-competition Agreement, dated as of December 31, 1995, between IWN, L.P. in favor of NTN Communications, Inc. and IWN, Inc.
 10.30 Composite copy of Investment Agreements, dated as of April 24, 1995, between NTN Communications, Inc. and the investors named therein
 10.31 Composite copy of Investment Agreements, dated as of September 29, 1995, between NTN Communications, Inc. and the investors named therein
 10.32 Composite copy of Investment Agreements, dated as of October 4, 1995 between NTN Communications, Inc. and the investors named therin.
 10.33 Stock Purchase Agreement by and between NTN Communications, Inc. and Associated Ventures Management, Inc., dated as of December 22, 1995
 10.34 Non Recourse Secured Promissory Note issued by the Company to Associated Ventures Management, Inc., dated December 22, 1995
 10.35 Management Agreement between NTN Communications, Inc. and Associated Ventures Management, Inc., dated December 22, 1995
 10.36* Consulting Agreement dated March 31, 1995 between NTN Communications, Inc. and Donald C. Klosterman.
 23.00   Consent of KPMG Peat Marwick LLP, incorporated by reference.
 27      Financial Data Schedule.

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


   (b)  Reports on Form 8-K.

        None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NTN COMMUNICATIONS, INC.



April 29, 1996                 By: /s/ RONALD E. HOGAN
                                  ____________________________________________
                                  Ronald E. Hogan, Chief Financial Officer