Form 10-Q
period 1996-03-31
NTN COMMUNICATIONS INC
filed 1996-05-15
CIK 748592

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


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

     Number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 1996: 23,309,645 shares of common stock, $.005 par value.

                         PART I--FINANCIAL INFORMATION
                         -----------------------------

Item 1.   FINANCIAL STATEMENTS.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
               March 31, 1996 (Unaudited) and December 31, 1995


                                                                  March 31,    December 31,
              Assets                                                1996          1995
              ------                                            ------------   ------------

Current assets:
  Cash and cash equivalents                                      $ 2,510,000      6,475,000
  Interest-bearing security deposits                               1,450,000      1,575,000
  Accounts receivable - trade, net of allowance
   for returns and doubtful accounts                               5,427,000      5,247,000
  Accounts receivable - officers and directors                            --        100,000
  Accounts receivable - other                                        875,000      1,750,000
  Notes receivable - related parties                                 680,000      1,030,000
  Software development costs, net of accumulated amortization      1,690,000      1,525,000
  Inventories, net                                                 6,933,000      6,503,000
  Prepaid expenses and other current assets                        2,772,000      2,325,000
                                                                 -----------     ----------

          Total current assets                                    22,337,000     26,530,000

Fixed assets, net                                                  2,240,000      2,100,000
Interest-bearing security deposits                                 1,950,000      2,200,000
Software development costs, net of accumulated amortization        4,510,000      4,144,000
Notes receivable, related parties                                  4,200,000      4,176,000
Deposits and other assets                                          3,862,000      3,663,000
                                                                 -----------     ----------

          Total assets                                           $39,099,000     42,813,000
                                                                 ===========     ==========

                                                                     (Continued)

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued
               March 31, 1996 (Unaudited) and December 31, 1995


                                                                  March 31,      December 31,
  Liabilities and Shareholders' Equity                               1996           1995
- ----------------------------------------                         -----------     ------------
Current liabilities:
  Accounts payable and accrued liabilities                       $ 2,398,000       3,713,000
  Short-term borrowings and current portion of long-term debt      2,092,000       2,093,000
  Deferred revenue                                                 1,148,000       1,024,000
  Customer deposits                                                1,236,000       1,284,000
                                                                 -----------     -----------

          Total current liabilities                                6,874,000       8,114,000

Deferred revenue                                                   1,052,000       1,246,000
Long-term debt, excluding current portion                              2,000           2,000
                                                                 -----------     -----------

          Total liabilities                                        7,928,000       9,362,000

Minority interest                                                   (208,000)             --

Shareholders' equity:
  10% Cumulative convertible preferred stock, $.005 par
   value, 10,000,000 shares authorized; issued and
   outstanding 162,612 in 1996 and 1995                                1,000           1,000
  Common stock, $.005 par value, 50,000,000 shares authorized;
   shares issued and outstanding 23,904,145 in 1996 and
   22,502,707 in 1995                                                113,000         112,000
  Additional paid-in capital                                      56,730,000      56,747,000
  Accumulated deficit                                            (22,914,000)    (23,187,000)
                                                                 -----------     -----------

                                                                  33,930,000      33,673,000

  Less 594,500 shares in 1996 and 50,000 shares in 1995
   of treasury stock, at cost                                     (2,551,000)       (222,000)
                                                                 -----------     -----------

          Total shareholders' equity                              31,379,000      33,451,000
                                                                 -----------     -----------

          Total liabilities and shareholders' equity             $39,099,000      42,813,000
                                                                 ===========      ==========

    See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)


                                                               Three Months    Three Months
                                                                  March 31,       March 31,
                                                                    1996            1995
                                                                ------------    ------------
Distribution and production services                             $ 5,339,000       3,952,000
Product sales                                                      1,212,000         513,000
Equipment sales                                                    1,310,000       1,056,000
License fees and royalties                                            29,000         193,000
Other revenue, net                                                   385,000          24,000
                                                                 -----------      ----------
          Total revenues                                           8,275,000       5,738,000

Cost of distribution and production services                       2,508,000       1,668,000
Cost of product sales                                                410,000         253,000
Cost of equipment sales                                              822,000         635,000
                                                                 -----------      ----------
          Total cost of sales                                      3,740,000       2,556,000
                                                                 -----------      ----------
          Gross profit                                             4,535,000       3,182,000
                                                                 -----------      ----------

Operating expenses:
 Selling, general and administrative                               3,852,000       3,537,000
 Legal and professional fees                                         190,000       1,204,000
 Research and development                                            498,000         394,000
                                                                 -----------      ----------
          Total operating expenses                                 4,540,000       5,135,000

Operating income (loss)                                               (5,000)     (1,953,000)

Investment income, net of interest expense                            70,000          56,000
                                                                 -----------      ----------
Earnings (loss) before minority interest and income taxes             65,000      (1,897,000)

Minority interest                                                    208,000              --
                                                                 -----------      ----------

Earnings (loss) before income taxes                                  273,000      (1,897,000)

Income taxes                                                              --              --
                                                                 -----------      ----------

          Net earnings (loss)                                    $   273,000      (1,897,000)
                                                                 ===========      ==========

Net earnings (loss) per share                                    $      0.01           (0.10)
                                                                 ===========      ==========

Weighted average number of shares outstanding                     23,678,000      19,217,000
                                                                 ===========      ==========

    See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)


                                                                     Three Months              Three Months
                                                                       March 31,                 March 31,
                                                                         1996                      1995
                                                                     ------------              ------------
Cash flows from (used for) operating activities:
   Net earnings (loss)                                                $   273,000                (1,897,000)
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                     643,000                    98,000
        Provision for doubtful accounts                                   312,000                    53,000
        Gain on sale and leaseback transactions                          (154,000)                 (176,000)
        Loss on sale of marketable securities - available
          for sale                                                             --                    39,000
        Amortization of deferred gain on sale and leaseback
          transactions                                                   (284,000)                       --
        Minority interest in net income (loss) of
          consolidated subsidiary                                        (208,000)                       --
        (Increase) decrease in:
           Accounts receivable - trade                                 (1,267,000)               (1,543,000)
           Software development costs, net                               (315,000)                 (188,000)
           Inventories, net                                              (430,000)                 (623,000)
           Prepaid expenses and other assets                            1,089,000                   836,000
        Increase (decrease) in:
           Accounts payable and accrued liabilities                    (1,315,000)                  369,000
           Deferred revenue                                                    --                   178,000
           Customer deposits                                              (48,000)                   71,000
                                                                      -----------                ----------
             Net cash used for operating activities                    (1,704,000)               (2,783,000)
                                                                      -----------                ----------

Cash flows from (used for) investing activities:
   Capital expenditures                                                  (298,000)                 (254,000)
   Notes receivable - officers and directors                              326,000                   119,000
   Software development costs                                            (686,000)                 (582,000)
   Proceeds from sales of marketable securities                                --                   461,000
   - available for sale
   Proceeds from sale and leaseback transactions                          875,000                 1,000,000
   Deposits related to sale and leaseback transactions                    375,000                  (250,000)
                                                                      -----------                ----------
             Net cash provided by (used for) investing
               activities                                                 592,000                   494,000
                                                                      -----------                ----------

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, Continued
                  Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)


                                                                     Three Months         Three Months
                                                                       March 31,            March 31,
                                                                         1996                 1995
                                                                     ------------         ------------
Cash flows from (used for) financing activities:
   Principal payments on debt                                         $    (1,000)            (449,000)
   Proceeds from issuance of debt                                              --            1,245,000
   Purchase of equipment related to sale and leaseback
      transactions                                                       (507,000)            (510,000)
   Proceeds from issuance of common stock, less issuance
      costs paid in cash                                                  (15,000)             329,000
   Payments for purchase of treasury stock                             (2,330,000)                  --
                                                                      -----------           ----------
              Net cash provided by (used for) financing
                activities                                             (2,853,000)             615,000
                                                                      -----------           ----------

Net increase (decrease) in cash and cash equivalents                   (3,965,000)          (1,674,000)

Cash and cash equivalents at beginning of period                        6,475,000            2,429,000
                                                                      -----------           ----------

Cash and cash equivalents at end of period                            $ 2,510,000              755,000
                                                                      ===========           ==========

Supplemental disclosures of cash flow information:

       Cash paid during the period for:
         Interest                                                     $    20,000               22,000
                                                                      ===========           ==========

         Income taxes                                                 $        --                   --
                                                                      ===========           ==========

    See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                         Notes to Financial Statements
                                  (Unaudited)

          1.  General.
              -------

          Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the Company's Form 10-K filed for the year ended December 31, 1995, which report incorporated the notes to the Company's year-end financial statements.

          2.  Unaudited Information.
              ---------------------

          The March 31, 1996 and 1995 information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to reflect properly results of the interim periods presented. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

          3.  Business Segment Data.
              ---------------------

          Operating results are presented for the principal business consolidated segments of the Company for the three months ended March 31, 1996 and 1995. The Company's principal business units are its Hospitality Network (Hospitality Interactive Services), International Licensing (International), Home Interactive Services (Home Services), Learnstar, Inc. (Education Interactive Services) and New World (Software Development and Distribution).


                                               March 31,     March 31,
                                                 1996          1995
                                              ----------    ----------
Net Sales
   Hospitality Interactive Services           $6,061,000     4,364,000
   International                                 187,000       204,000
   Home Services                                 255,000       112,000
   Education Interactive Services                195,000            --
   Software Development and Distribution       1,244,000       755,000
   Corporate and Other                           333,000       303,000
                                              ----------     ---------

   Total                                      $8,275,000     5,738,000
                                              ==========     =========

Net Income (Loss)*
   Hospitality Interactive Services           $  965,000       441,000
   International                                  60,000       157,000
   Home Services                                  70,000      (126,000)
   Education Interactive Services               (255,000)           --
   Software Development and Distribution          29,000      (491,000)
   Corporate and Other                          (596,000)   (1,878,000)
                                              ----------     ---------

   Total                                      $  273,000    (1,897,000)
                                              ==========     =========

* Consolidated basis after elimination of minority interest

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

          Earnings per-share amounts are based on 23,678,000 common and common equivalent shares for the three months ended March 31, 1996. These amounts include the dilutive effect of common stock equivalents.

          Earnings per-share amounts are based on 19,217,000 common shares for the three months ended March 31, 1995. The impact of the common stock equivalents would have had an antidilutive effect for the three months ended March 31, 1995 due to the reported loss and accordingly have not been included in the computation.


      Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      General
      -------

          The Company uses existing technology to distribute two-way interactive live events. The Company's principal sources of revenue from distribution activities are derived from (a) distribution fees in the United States;
      (b) advertising fees in the Unites States, (c) distribution fees from foreign licensees; (d) sales of interactive equipment; (e) licensing fees from foreign licensees; (f) royalties and sale of equipment to educational institutions and (g) the licensing of the Company's technology and interactive equipment sales to other users.

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

      Material Changes in Results of Operations
      -----------------------------------------

      Three month periods ended March 31, 1996 and March 31, 1995

          The Company recognized net earnings of $273,000 for the three months ended March 31, 1996 compared to a net loss of $1,897,000 for the three months ended March 31, 1995. The difference in 1996 is attributed to an increase in total revenues, coupled with controlled cost of sales and reduced operating expenses. The loss in 1995 was largely attributable to significant accruals related to litigation and other legal matters.

          For the current quarter, total revenues increased 44% from $5,738,000 to $8,275,000. This increase is the result of growth in many of the Company's principal revenue activities.

          Distribution and Production Services increased 35% from $3,952,000 to $5,339,000. The increase in distribution revenue is primarily due to an expansion in the number of subscriber locations and on-line customers contracting for services from the Company.

          Equipment Sales increased 24% from $1,056,000 to $1,310,000. Equipment sales include both sale and leaseback transactions and direct sales to the Company's customers. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the Company's ability to engage in lease financing, the timing of expansion plans of the Company's foreign licensees and its educational customers. As of March 31, 1996, the Company had sold and leased back subscriber systems in place at a majority of the United States subscriber locations. The Company's ability to make more such sales will be dependent on increases in the number of subscriber locations, as to which there can be no assurance.

          Product Sales related to video and computer games increased 136% from $513,000 to $1,212,000. Sales of video and computer game products are typically seasonal and will vary with the number of new products released in any period. The increase in net revenue is primarily due to the timing of new products released in each respective period.

          License Fees declined 85% from $193,000 in 1995 to $29,000 in 1996. Licensing arrangements are not dependent upon seasonal forces and will vary in type and amount from period to period.

          Cost of Services-Distribution and Production Services, which increased 50% from $1,668,000 in the prior year's quarter to $2,508,000 in the current year's quarter, reflects increased costs of equipment leases and other costs associated with the expansion in the number of subscribers contracting for distribution services. Cost of Sales - Product Sales which relates to the Company's video game products increased from $253,000 to $410,000 in the current quarter or 62%. These costs vary depending upon the timing of products released, the volume of products sold, the complexity of the games and the development costs associated with each product. The gross margin on product sales increased from 51% to 66% as the result of amortizing deferred development costs related to specific products sold in each period. The increase in Cost of Sales-Equipment from $635,000 to $822,000, an increase of 30%, is due to the increase in equipment sales, which can vary from period to period. The Company's gross margin on equipment sales decreased from 40% to 37% due the mix of sales.

          Operating Expenses declined from $5,135,000 in the prior years quarter to $4,540,000 in the current years quarter, a decrease of 12%. The decrease is primarily attributable to the decrease in legal and professional fees of $1,014,000 from 1995 to 1996. Selling, General and Administrative expenses increased from $3,537,000 to $3,852,000 due to general inflation and new sales techniques and management efforts to control operating expenses Research and Development expense expanded from $394,000 to $498,000, or 26% as the Company stepped-up its exploration of new technical platforms and interactive services.

          Net Investment Income increased from $56,000 to $70,000 as a result of increased interest-bearing investments. Income Tax Expense remained flat at zero due to prior year operating losses and the nature of revenues and expenses in each period. The Company currently has available approximately $27,000,000 of net operating loss carryovers for federal tax purposes.

      Material Changes in Financial Condition
      ---------------------------------------

          The following analysis compares information as of the most recent unaudited balance sheet date of March 31, 1996 to the prior year-end audited balance sheet dated December 31, 1995.

          Total assets decreased 9% from $42,813,000 to $39,099,000 from December 31, 1995 to March 31, 1996. The decrease in assets is primarily the result of the Company purchase of treasury shares totaling $2,330,000 and a reduction of trade payables of $1,315,000. Cash and Marketable Securities - Available for Sale decreased from $6,475,000 to $2,510,000 at March 31, 1996. The change reflects the use of cash related to treasury stock purchases, cash used to fund operations and invest in the development of future products and services for the NTN Network and video game products.

          The 3% increase in Accounts Receivable - Trade from $5,247,000 to $5,427,000 at March 31, 1996, reflects an increase in the number of subscribers receiving the Company's services and sales of products in the first quarter, net of amounts collected. Accounts Receivable - Other decreased from $1,750,000 to $875,000, the result of the smaller sale and leaseback transaction in the first quarter. The increase in Inventory from $6,503,000 to $6,933,000 is primarily the result of purchasing inventory assets in anticipation of higher sales late in the year, net of sales. Prepaid Expenses increased from $2,325,000 to $2,772,000 from December 31, 1995 to March 31, 1996 primarily due to increases in prepaid expenses and security deposits held by the Company.

          Net Fixed Assets increased 7% primarily due to continued expansion of the NTN Broadcast Center. Software Development Costs increased $531,000 as the Company continued its development of new programs and products.

          Total liabilities decreased 15% from $9,362,000 to $7,928,000 from December 31, 1995 to March 31, 1996. The decrease in Accounts Payable and Accrued Liabilities from $3,713,000 to $2,398,000 reflects the overall growth of the Company and the timing of payments. Customer Deposits remained steady from $1,284,000 to $1,236,000 from December 31, 1995 to March 31, 1996 due to steady receipts and application of deposits received from new customers throughout the period. The decrease in aggregate Deferred Revenue (long-term and current) from $2,270,000 to $2,200,000 reflects the amounts deferred for the sale and leaseback transactions in the first quarter, net of amortization. Deferred gains are amortized to revenue over three-year periods.

          Overall, the Company's working capital decreased $2,953,000 from December 31, 1995 to March 31, 1996, primarily as a result of the use of cash to purchase treasury shares and to pay trade payables. The Company may continue to require additional working capital for operating expenses, new services development, marketing of services and purchase of the hardware components used in the reception of its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to sustain the Company.

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

      PART II  OTHER INFORMATION
               -----------------

          Item 1.   LEGAL PROCEEDINGS.

          The description of certain legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under the caption "Legal Proceedings", is incorporated herein by reference.



          Item 6.   EXHIBITS AND REPORTS ON REPORT 8-K.

                    None.

                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       NTN COMMUNICATIONS, INC.



      Date:  May 14, 1996              By: /s/ RONALD E. HOGAN
                                           -----------------------
                                           Ronald E. Hogan,
                                           Chief Financial Officer