Form 10-Q
period 1996-06-30
NTN COMMUNICATIONS INC
filed 1996-08-14
CIK 748592

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              -------------------

                                   FORM 10-Q

                              -------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996


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

               YES     X            NO
                   -----------        ---------


     Number of shares outstanding of each of the registrant's classes of common stock, as of August 9, 1996: 22,500,356 shares of common stock, $.005 par value.

                         PART I--FINANCIAL INFORMATION
                         -----------------------------

  Item 1.  FINANCIAL STATEMENTS.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                June 30, 1996 (Unaudited) and December 31, 1995



                                                June 30,    December 31,
                 Assets                           1996          1995
                 ------                     -------------   ------------
Current assets:
 Cash and cash equivalents                  $     896,000      6,485,000
 Interest-bearing security deposits             1,766,000      1,575,000
 Accounts receivable - trade, net of
  allowance for returns and doubtful            4,260,000      2,668,000
   accounts

 Accounts receivable - officers and                     -        100,000
  directors
 Accounts receivable - The 3DO Company         10,300,000              -
 Accounts receivable - other                    3,221,000      1,750,000
 Notes receivable - related parties               680,000      1,030,000
 Inventories, net                               4,692,000      5,618,000
 Prepaid expenses and other current             2,240,000      2,223,000
  assets
 Net assets of discontinued operations                  -      4,560,000
                                            -------------   ------------

       Total current assets                    28,055,000     26,009,000

Fixed assets, net                               2,054,000      2,023,000
Interest-bearing security deposits              2,363,000      2,200,000
Software development costs, net of              3,538,000      3,152,000
 accumulated amortization
Notes receivable, related parties               4,701,000      4,176,000
Deposits and other assets                       4,350,000      3,661,000
                                            -------------   ------------

       Total assets                         $  45,061,000     41,221,000
                                            =============   ============






                                                            (Continued)

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued
                June 30, 1996 (Unaudited) and December 31, 1995

                                               June 30,         December 31,
  Liabilities and Shareholders' Equity           1996               1995
- ----------------------------------------    --------------      ------------
Current liabilities:
  Accounts payable and accrued liabilities  $    5,730,000        2,862,000
  Short-term borrowings and current              1,362,000        1,371,000
   portion of long-term debt
  Deferred revenue                               1,286,000        1,024,000
  Customer deposits                              1,225,000        1,284,000
                                            --------------      -----------

       Total current liabilities                 9,603,000        6,541,000

Deferred revenue                                 1,799,000        1,229,000
Long-term debt, excluding current
 portion                                                 -                -
                                            --------------      -----------

       Total liabilities                        11,402,000        7,770,000

Minority interest                                 (333,000)               -

Shareholders' equity:
 10% Cumulative convertible preferred
  stock, $.005 par value, 10,000,000
  shares authorized; issued and
  outstanding 162,612 in 1996 and 1995               1,000            1,000

 Common stock, $.005 par value,
  50,000,000 shares authorized; shares
  issued and outstanding 23,049,856 in
  1996 and 22,502,707 in 1995                      115,000          112,000

 Additional paid-in capital                     56,983,000       56,747,000
 Accumulated deficit                           (20,556,000)     (23,187,000)
                                            --------------      -----------
                                                36,543,000       33,673,000
Less 594,500 shares in 1996 and 50,000
 shares in 1995 of treasury stock, at
 cost                                           (2,551,000)        (222,000)
                                            --------------      -----------
       Total shareholders' equity               33,992,000       33,451,000
                                            --------------      -----------
       Total liabilities and
        shareholders' equity                $   45,061,000       41,221,000
                                            ==============      ===========


    See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
            Three Months and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                               Three Months     Three Months  Six Months   Six Months
                                                 June 30,         June 30,     June 30,     June 30,
                                                   1996             1995         1996         1995
                                            ---------------     ------------  ----------   ----------
Distribution and production services        $     5,882,000      3,782,000    11,221,000    7,734,000
Equipment sales                                   3,053,000      1,528,000     4,363,000    2,584,000
License fees and royalties                           82,000              -        80,000            -
Other revenue, net                                  317,000        209,000       702,000      233,000
                                            ---------------     ----------    ----------   ----------

     Total revenues                               9,334,000      5,519,000    16,366,000   10,551,000

Cost of distribution and production
 services                                         2,581,000      1,861,000     5,089,000    3,529,000
Cost of equipment sales                           2,032,000        924,000     2,854,000    1,559,000
                                            ---------------     ----------    ----------   ----------

     Total cost of sales                          4,613,000      2,785,000     7,943,000    5,088,000
                                            ---------------     ----------    ----------   ----------

     Gross profit                                 4,721,000      2,734,000     8,423,000    5,463,000
                                            ---------------     ----------    ----------   ----------
Operating expenses:
 Selling, general and administrative              3,152,000      1,864,000     6,361,000    4,477,000
 Legal and professional fees                        716,000        133,000       880,000    1,317,000
 Research and development                           536,000        341,000       910,000      735,000
                                            ---------------     ----------    ----------   ----------

     Total operating expenses                     4,404,000      2,338,000     8,151,000    6,529,000

Operating income (loss)                             317,000        396,000       272,000   (1,066,000)

Investment income, net of investment
 expense                                             27,000        (47,000)      108,000        9,000
                                            ---------------     ----------    ----------   ----------
Earnings (loss) before minority
 interest and income taxes                          344,000        349,000       380,000   (1,057,000)
Minority interest                                   125,000              -       333,000            -
                                            ---------------     ----------    ----------   ----------
Earnings (loss) from continuing
 operations before income taxes                     469,000        349,000       713,000   (1,057,000)

Provision for income taxes                                -              -             -            -
                                            ---------------     ----------    ----------   ----------
Earnings (loss) from continuing
 operations                                         469,000        349,000       713,000   (1,057,000)

Gain (loss) from discontinued operations          1,889,000       (224,000)    1,918,000     (715,000)
                                            ---------------     ----------    ----------   ----------

      Net earnings (loss)                   $     2,358,000        125,000     2,631,000   (1,772,000)
                                            ===============     ==========    ==========   ==========
Net earnings (loss) per share:
  Continuing operations                     $           .02            .02           .03         (.05)
  Discontinued operations                               .08           (.01)          .08         (.04)
  Net earnings (loss)                       $           .10            .01           .11         (.09)
                                            ===============     ==========    ==========   ==========
Weighted average number of shares
 outstanding                                     23,848,000     20,949,000    23,598,000   19,459,000
                                            ===============     ==========    ==========   ==========


    See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
            Three Months and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  Three Months       Three Months   Six Months   Six Months
                                                    June 30,           June 30,      June 30,     June 30,
                                                      1996               1995          1996         1995
                                                  ------------       ------------   ----------  -----------
Cash flows from (used for) operating
 activities:
Net earnings (loss)                               $  2,358,000          125,000      2,631,000   (1,772,000)
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used
 in) operating activities:
   Depreciation and amortization                       404,000          279,000        751,000      491,000
   Provision for doubtful accounts                      (9,000)          31,000         88,000       83,000
   Gain on sale and leaseback transactions            (273,000)        (463,000)      (427,000)    (639,000)

   Loss on sale of marketable securities
   - available for sale                                     --               --             --       39,000
   Amortization of deferred gain on sale
    and leaseback transactions                        (257,000)        (450,000)      (467,000)    (456,000)


   Minority interest in net income (loss)
    of consolidated subsidiary                        (125,000)              --       (333,000)          --
   (Increase) decrease in:
   Accounts receivable - trade                      (1,382,000)        (228,000)    (1,580,000)    (831,000)
      Inventories, net                               1,487,000         (249,000)       926,000     (798,000)
   Prepaid expenses and other assets                (7,566,000)      (1,971,000)    (7,917,000)  (2,257,000)
   Increase (decrease) in:
     Accounts payable and accrued liabilities        3,886,000          774,000      2,868,000    1,234,000
     Deferred revenue                                  154,000          165,000         79,000      343,000
     Customer deposits                                 (11,000)          84,000        (59,000)     155,000
                                                  ------------       ----------      ---------   ----------
        Net cash used for operating activities      (1,334,000)      (1,903,000)    (3,440,000)  (4,408,000)
                                                  ------------       ----------      ---------   ----------
Cash flows from (used for) investing
 activities:
   Capital expenditures                               (142,000)        (313,000)      (344,000)    (566,000)
   Notes receivable - officers and
     directors                                        (501,000)        (175,000)      (175,000)    (275,000)
   Software development costs                         (353,000)        (698,000)      (824,000)  (1,109,000)
   Proceeds from sales of marketable securities
   - available for sale                                     --          130,000             --      591,000
   Proceeds from sale and leaseback
    transactions                                     3,000,000        1,453,000      3,875,000    2,250,000

   Deposits related to sale and leaseback
    transactions                                      (729,000)         187,000       (354,000)     (63,000)
                                                 -------------       ----------      ---------   ----------
      Net cash provided by (used for)
       investing activities                          1,275,000          584,000      2,178,000      828,000
                                                 -------------       ----------      ---------   ----------


                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
            Three Months and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                               Three Months    Three Months    Six Months    Six Months
                                                 June 30,        June 30,       June 30,      June 30,
                                                   1996            1995           1996          1995
                                            -----------------------------------------------------------
Cash flows from (used for) financing
 activities:
  Principal payments on debt                  $        (9,000)        (2,000)       (15,000)        (7,000)
  Proceeds from issuance of debt                        6,000      1,064,000          6,000      1,830,000
  Purchase of equipment related to sale
   and leaseback transactions                      (1,721,000)      (675,000)    (2,228,000)    (1,185,000)
  Proceeds from issuance of common stock,
   less issuance costs paid in cash                   255,000      2,376,000        240,000      2,705,000
  Payments for purchase of treasury stock                   -              -     (2,330,000)             -
                                              ---------------   ------------    -----------     ----------
    Net cash provided by (used for)
     financing activities                          (1,469,000)     2,763,000     (4,327,000)     3,343,000
                                              ---------------   ------------     ----------     ----------
Net increase (decrease) in cash and
 cash equivalents                                  (1,528,000)     1,444,000     (5,589,000)      (237,000)

Cash and cash equivalents at beginning
 of period                                          2,424,000        724,000      6,485,000      2,405,000
                                              ---------------   ------------     ----------     ----------
Cash and cash equivalents at end of
 period                                       $       896,000      2,168,000        896,000      2,168,000
                                              ===============   ============     ==========     ==========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for:
     Interest                                 $        33,000         44,000         66,000         66,000
                                              ===============   ============     ==========     ==========
     Income taxes                             $             -              -              -              -
                                              ===============   ============     ==========     ==========


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

   2.  Unaudited Information.
       ---------------------

   The June 30, 1996 and 1995 information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary to reflect properly results of the interim periods presented. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.


   3.  Discontinued Operations - Sale of New World Computing.
       -----------------------------------------------------

   On June 30, 1996 the Company entered into a definitive agreement to sell all of the assets and business of its New World Computing subsidiary to The 3DO Company (3DO) for approximately $13,600,000. In consideration of the sale, 3DO will issue to the Company 1,200,000 shares of common stock of 3DO and will assume approximately $1,600,000 of liabilities of New World. The number of shares to be issued is subject to downward adjustment in certain events. The Company anticipates the eventual number of shares to be received will approximate 1,030,000. 3DO has guaranteed that the cash value realized by the Company upon sale of the shares will not be less than $10 per share.

   The disposal of the New World has been accounted for as a discontinued operation. Accordingly, New World is reported as a discontinued operation at June 30, 1996 and the consolidated financial statements for all prior periods have been reclassified to report separately the net assets and operating results of the discontinued business.

   The gain (loss) resulting from the sale of New World and revenues from discontinued operations for each period reported is as follows.

                                     Three Months     Three Months      Six Months       Six Months
                                     June 30, 1996    June 30, 1995    June 30, 1996    June 30, 1995
                                     -------------    -------------    -------------    -------------
Gain on disposal of New World        $  4,200,000             -           4,200,000                -
Income (loss) from discontinued
 operations of New World               (1,311,000)     (224,000)         (1,282,000)        (715,000)
Tax provision for gain on sale         (1,000,000)            -          (1,000,000)               -
                                     ------------      --------          ----------        ---------
Total                                $  1,889,000      (224,000)          1,918,000         (715,000)
                                     ============      ========          ==========        =========
Revenues                             $    841,000       714,000           2,085,000        1,420,000
                                     ============      ========          ==========        =========


   4.  Business Segment Data.
       ---------------------

   Operating results from continuing operations is presented for the principal business segments of the Company for the three and six months ended June 30, 1996 and 1995. The Company's principal business units are its Hospitality Network (Hospitality Interactive Services), International Licensees (International), Home Interactive Services (Home Services) and Learnstar, Inc. (Education Interactive Services).

                                           Three Months     Three Months      Six Months       Six Months
                                          June 30, 1996    June 30, 1995    June 30, 1996    June 30, 1995
                                       -------------------------------------------------------------------
Revenue
   Hospitality Interactive Services   $       8,121,000        5,421,000       14,183,000        9,834,000
   International                                176,000           13,000          363,000          217,000
   Home Services                                428,000          161,000          683,000          273,000
   Education Interactive Services               240,000              ---          435,000              ---
   Corporate and Other                          369,000          (76,000)         702,000          227,000
                                      -----------------        ---------       ----------       ----------
   Total                              $       9,334,000        5,519,000       16,366,000       10,551,000
                                      =================        =========       ==========       ==========
Net Income (Loss) from Continuing
 Operations
   Hospitality Interactive Services   $       1,044,000        1,144,000        2,009,000        1,585,000
   International                                 47,000         (146,000)         107,000           11,000
   Home Services                                153,000          (21,000)         223,000         (147,000)
   Education Interactive Services               (49,000)             ---         (304,000)             ---
   Corporate and Other                         (726,000)        (628,000)      (1,322,000)      (2,506,000)
                                      -----------------        ---------       ----------       ----------
   Total                              $         469,000          349,000          713,000       (1,057,000)
                                      =================        =========       ==========       ==========



   5.  Earnings per Share.
       ------------------

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

   Earnings per-share amounts are based on 23,598,000, 23,848,000 and 20,949,000 common and common equivalent shares for the six months ended June 30, 1996 and three months ended June 30, 1996 and 1995, respectively. These amounts include the dilutive effect of common stock equivalents.

   Earnings per-share amounts are based on 19,459,000 common shares for the six months ended June 30, 1995. The impact of the common stock equivalents would have had an antidilutive effect for the six months ended June 30, 1995 due to the reported loss and accordingly have not been included in the computation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
- -------

     The Company uses existing technology to develop, produce and distribute two-way multi-player interactive live events and also produces and distributes its own original interactive programs. The Company's principal sources of revenue from distribution activities are derived from (a) distribution fees in the United States; (b) advertising fees, (c) distribution fees from foreign licensees; (d) sales of interactive equipment; (e) licensing fees from foreign and domestic licensees; and (f) the licensing of the Company's technology and equipment sales to other users.


Material Changes in Results of Operations
- -----------------------------------------

Three month periods ended June 30, 1996 and June 30, 1995

     The Company recognized net earnings of $2,358,000 for the three months ended June 30, 1996 compared to net earnings of $125,000 for the three months ended June 30, 1995. 1995 results have been restated to reflect the sale of New World in 1996 as a discontinued operation. The 1996 results include a gain on the sale of the Company's New World subsidiary of $1,889,000, net of taxes and operating losses during the disposition period. The increase in 1996 is also attributable to an increase in total revenues, coupled with controlled cost of sales and reduced operating expenses.

     For the current quarter, total revenues increased 69% from $5,519,000 to $9,334,000. This increase is the result of growth in many of the Company's principal revenue activities.

     Distribution and Production Services increased 56% from $3,782,000 to $5,882,000. The increase in distribution revenue is primarily due to an expansion in the number of subscriber locations and on-line customers contracting for services from the Company.

     Equipment Sales increased 100% from $1,528,000 to $3,053,000. Equipment sales include both sale and leaseback transactions and direct sales to the Company's customers. The Company entered into a relatively larger sale and leaseback transaction in the current quarter along with a substantial sale to a foreign licensee. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the Company's ability to engage in lease financing, the timing of expansion plans of the Company's foreign licensees and its educational customers. As of June 30, 1996, the Company had sold and leased back subscriber systems in place at a majority of the United States subscriber locations. The Company's ability to make more such sales will be dependent on increases in the number of subscriber locations, as to which there can be no assurance.

     License Fees revenues of $82,000 in 1996, compared to none in 1995,are the result of foreign arrangements by the Company. Licensing arrangements are not dependent upon seasonal forces and will vary in type and amount from period to period.

     Cost of Services-Distribution and Production Services, which increased 39% from $1,861,000 in the prior year's quarter to $2,581,000 in the current year's quarter, generally reflects the expansion in the number of subscribers contracting for distribution services. The gross margin on distribution and production services increased from 51% to 56% as a result of an increase in high marginal revenue from advertising and distribution revenue from on-line service customers. The increase in Cost of Sales-Equipment from $924,000 to $2,032,000, an increase of 120%, is due to the increase in equipment sales and sale and leaseback transactions which can vary from period to period. The Company's gross margin on equipment sales declined from 40% to 33% due to lower margins associated with certain sales.

     Operating Expenses rose from $2,338,000 in the prior years quarter to $4,404,000 in the current years quarter, an increase of 88%. The increase is largely attributable to an increase in legal and professional fees of $583,000 from 1995 to 1996. In June 1996 the Company entered into a proposed settlement of a class action suit to avoid costly and protracted litigation. As a result of the proposed settlement the Company recorded a reserve of $400,000 which will be paid if the settlement is approved by the Court. Selling, General and Administrative expenses increased 69% from $1,864,000 to $3,152,000 due to general inflation and new sales and marketing efforts and management efforts to control operating expenses. Research and Development expense expanded from $341,000 to $536,000, or 57% as the Company stepped-up its exploration of new technical platforms and interactive services.

     Net Investment Income increased $74,000 as a result of increased interest-bearing investments. Income Tax Expense remained flat at zero due to prior year operating losses and the nature of revenues and expenses in each period.

Six month periods ended June 30, 1996 and June 30, 1995

     The Company recognized net earnings of $2,631,000 for the six months ended June 30, 1996 compared to a net loss of $1,772,000 for the six months ended June 30, 1995. 1995 results have been restated to reflect the sale of New World in 1996 as a discontinued operation. The difference in 1996 is attributed to an increase in total revenues, coupled with controlled cost of sales, reduced operating expenses and the sale of the New World Computing subsidiary. The loss in 1995 was largely attributable to significant accruals related to litigation and other legal matters.

     For the current six month period, total revenues increased $5,455 from $10,551,000 to $16,366,000. This increase is the result of growth in many of the Company's principal revenue activities.

     Distribution and Production Services increased 45% from $7,734,000 to $11,221,000. The increase in distribution revenue is primarily due to an expansion in the number of subscriber locations and on-line customers contracting for services from the Company.

     Equipment Sales rose 69% from $2,584,000 to $4,363,000. Equipment sales include both sale and leaseback transactions and direct sales to the Company's customers. The Company entered into relatively larger sale and leaseback transactions in the current six month period along with a substantial sale to a foreign licensee. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the Company's ability to engage in lease financing, the timing of expansion plans of the Company's foreign licensees and its educational customers. As of June 30, 1996, the Company had sold and leased back subscriber systems in place at a majority of the United States subscriber locations. The Company's ability to make more such sales will be dependent on increases in the number of subscriber locations, as to which there can be no assurance.

     License Fees revenues of $80,000 in 1996, compared to none in 1995, are the result of foreign arrangements by the Company. Licensing arrangements are not dependent upon seasonal forces and will vary in type and amount from period to period.

     Cost of Services-Distribution and Production Services, which increased 44% from $3,529,000 in the prior year's six month period to $5,089,000 in the current year's six month period, generally reflects the expansion in the number of subscribers contracting for distribution services. The gross margin on distribution and production services increased slightly from 54% to 55% as a result of an increase in high marginal revenue from advertising and distribution revenue from on-line service customers. The increase in Cost of Sales-Equipment from $1,559,000 to $2,854,000, an increase of 83%, is due to the increase in equipment sales, which can vary from period to period. The Company's gross margin on equipment sales declined from 40% to 34% due to lower margins associated with certain sales in 1996.

     Operating Expenses rose from $6,529,000 in the prior years six month period to $8,151,000 in the current years six month period, an increase of 25%. The increase is largely attributable to an increase in Selling, General and Administrative expenses of $1,884,000 from 1995 to 1996 due to general inflation and new sales and marketing efforts. Legal and Professional Services expenses declined from $1,317,000 to $880,000 primarily due to substantial expenses incurred in 1995. In June 1996 the Company entered into a proposed settlement of a class action suit to avoid costly and protracted litigation. As a result of the proposed settlement the Company recorded a reserve of $400,000 which will be paid if the settlement is approved by the Court. Research and Development expense expanded from $735,000 to $910,000, or 24% as the Company stepped-up its exploration of new technical platforms and interactive services.

     Net Investment Income increased $99,000 as a result of increased interest-bearing investments. Income Tax Expense remained flat at zero due to prior year operating losses and the nature of revenues and expenses in each period.

Material Changes in Financial Condition
- ---------------------------------------

   The following analysis compares information as of the most recent unaudited balance sheet date of June 30, 1996 to the prior year-end audited balance sheet dated December 31, 1995.

   Total assets increased 9% from $41,221,000 to $45,061,000 from December 31, 1995 to June 30, 1996. The increase in assets is primarily the result of the sale of New World Computing. Cash decreased from $6,485,000 to $896,000 at June 30, 1996 due to cash used to repurchase share of the Company's stock and to fund operations.

   The 60% increase in Accounts Receivable - Trade from $2,668,000 to $4,260,000 at June 30, 1996, reflects the overall growth of the Company in its primary operations. Accounts Receivable - 3DO reflects the amount owing to the Company as a result of the sale of New World. Accounts Receivable - Other increased from $1,750,000 to $3,221,000, the result of a large sale and leaseback transaction in the second quarter. The decrease in Inventory from $5,618,000 to $4,692,000 is primarily the result of those same sale and leaseback transactions.

   Total liabilities increased 47% from $7,770,000 to $11,402,000 from December 31, 1995 to June 30, 1996. The increase in Accounts Payable and Accrued Liabilities from $2,862,000 to $5,730,000 reflects the overall growth of the Company, the timing of payments, an accrual for liabilities incurred in the sale of New World including a provision for taxes of $1,000,000, and an accrual for a legal settlement of $400,000. Customer Deposits remained steady from $1,284,000 to $1,225,000 from December 31, 1995 to June 30, 1996 due to steady receipts and application of deposits received from new customers throughout the period. The increase in aggregate Deferred Revenue (long-term and current) from $2,253,000 to $3,085,000 reflects additional amounts deferred due to sale and leaseback transactions in the second quarter, net of amortization. Deferred gains are amortized to revenue over three-year periods.

   Overall, the Company's working capital decreased $1,016,000 from December 31, 1995 to June 30, 1996, primarily the net result of the New World sale transaction. The Company may continue to require additional working capital for operating expenses, new services development, marketing of services and purchase of the hardware components used in the reception of its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to sustain the Company.

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

     NTN Communications, Inc. vs. Interactive Network, United States District
     ------------------------------------------------
Court for the Northern District of California, filed June 11, 1992 and related award of attorneys' fees; and NTN Communications, Inc. vs. Interactive Network,
                              ------------------------------------------------
filed in the Superior Court for the County of Santa Clara, California, on April 28, 1993; and Interactive Network vs. NTN Communications, Inc., filed in the
              ------------------------------------------------
Superior Court for the County of Santa Clara, California, on February 28, 1994. With the Court's assistance, the Company and IN have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties.

     NTN Communications, Inc., NTN Sports, Inc. and NTN Canada, Inc. vs. David
     -------------------------------------------------------------------------
Lockton and Interactive Network, Inc., filed on June 12, 1992, in the Federal
- -------------------------------------
Court of Canada, Trial Division. The Company, along with its Canadian licensee, NTN Canada and NTN Canada's subsidiary, NTN Sports, Inc., also filed an action against IN and David B. Lockton (the President of IN), seeking a declaration that the Company's activities, and those of the Company's licensee in Canada, do not infringe the IN/Canada patent. The Company thereafter amended its claims to include an assertion of invalidity of the Canadian patent based upon untrue and material allegations made by IN in the Petition for the Canadian patent. No discovery has been undertaken. The existence of this litigation has not affected the operations of the Company's Canadian licensee in Canada.

     Interactive Network vs. NTN Communications, Inc., NTN Sports, Inc. and NTN
     --------------------------------------------------------------------------
Canada, filed June 18, 1992, in the Federal Court of Canada, Trial Division,
- -------
seeking a declaration that the IN/Canada patent is valid and is infringed by the Company's games, broadcast and associated equipment sold in Canada, an injunction against such alleged infringement, and damages (of an unspecified amount) based on certain games sold in Canada. IN has not taken any action in furtherance of this litigation. The existence of this litigation has not affected the operations of the Company's Canadian licensee in Canada.

     In June, 1996, the Company entered into a proposed Settlement Agreement to resolve litigation filed by various shareholders of the Company. The case, originally filed in June, 1993, in the United States District Court for the Southern District of California (San Diego), is a consolidation of four lawsuits seeking class action status to recover unspecified damages for a drop in the market price of the Company's common stock following an announcement that an anticipated agreement under which the Company would sell certain equipment and services to an arm of the Mexican government may be put out for bid. Whereas the Company vigorously defended this litigation and believes, in part, based upon the opinion of outside counsel, in the merits of its defense, the Company has entered into the proposed Settlement Agreement to resolve this matter out-of-court to avoid costly and protracted litigation, in the best interests of its shareholders.

     The terms of the settlement, which is contingent upon notification to eligible shareholders and approval by the Court, are briefly described as follows: A settlement fund will consist of $400,000 in cash plus 565,000 warrants to purchase the common stock of NTN (the "Settlement Warrants"). Each Settlement Warrant will have a term of three years from the Date of Issuance, as that term is defined in the Agreement, and an exercise price equal to the average closing price per share of NTN common stock on the American Stock Exchange during the twenty trading days immediately preceding the Date of Issuance. During the period from the second anniversary of the Date of Issuance until the expiration or exercise of a Settlement Warrant, the holder of such Settlement Warrant shall have the right, but not the obligation, to put the Settlement Warrant to NTN for repurchase at a price of $3.25 per Settlement Warrant (the "Put Right"), provided, however, that this Put Right shall expire once, if ever, during the period from and after the Date of Issuance that the closing price per share of the NTN common stock on the American Stock Exchange is more than $3.25 above the exercise price of the Settlement Warrants on any seven trading days, whether consecutive or not. Upon expiration of the Put Right, NTN shall have no further obligation to repurchase the Settlement Warrants. In no event shall NTN have any obligation to repurchase its common stock. For further information pertaining to the details of the proposed settlement, reference is made to the Form 8-K filed by the Company on July 24, 1996.

     On April 18, 1995, a class action lawsuit was filed in the United States District Court for the Southern District of California (San Diego). The lawsuit seeks unspecified damages and alleges violations of securities laws based upon the Company's projections for the fourth quarter of 1994 and for fiscal year 1994, and further alleges that certain insiders sold stock on information not generally known to the public. The Company has denied liability based upon the allegations contained in the Complaint which does not contain any statement or demand for a specific amount of damages. Much discovery has been undertaken. Most recently, the Company was successful on its motion to disqualify three of the five law firms from representing the plaintiffs in this action, including co-lead, local San Diego counsel. The Company intends to continue to vigorously contest the matter.

     On July 3, 1995, a single shareholder filed a separate lawsuit in Texas containing allegations essentially identical to those raised in the shareholder lawsuit filed in April, 1995. The Company denies the allegations in the complaint and has filed its own counterclaim against third parties for indemnification. Upon the Company's motion, this case was transferred from Texas to California, where the only action taken since the date of transfer has been discovery propounded by the Company.

     There can be no assurance that any or all of the preceding actions will be decided in favor of the Company. The Company believes, based in part on the advice of outside, independent counsel, that the costs of defending and prosecuting these actions will not have a material adverse effect on the Company's financial position or results of operations.


   Item 6. EXHIBITS AND REPORTS ON REPORT 8-K.

           Form 8-K filed June 24, 1996 for proposed settlement of the Class Action Litigation.

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 NTN COMMUNICATIONS, INC.



Date:  August 14, 1996           By:  /s/ RONALD E. HOGAN
                                    -----------------------
                                    Ronald E. Hogan,
                                    Chief Financial Officer