Form 10-Q
period 1996-09-30
NTN COMMUNICATIONS INC
filed 1996-11-14
CIK 748592

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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

            YES X               NO
               ----               ----

  Number of shares outstanding of each of the registrant's classes of common stock, as of November 11, 1996: 23,134,953 shares of common stock, $.005 par value.

                         PART I--FINANCIAL INFORMATION
                         -----------------------------

  Item 1.  FINANCIAL STATEMENTS.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
             September 30, 1996 (Unaudited) and December 31, 1995



                                                   September 30,        December 31,
                                                       1996                 1995
                                                  ---------------      --------------
                 Assets
                 ------
Current assets:
 Cash and cash equivalents                        $       767,000          6,485,000
 Marketable securities - available for sale            10,223,000               -
 Interest-bearing security deposits                     2,056,000          1,575,000
 Accounts receivable - trade, net of
  allowance for doubtful accounts                       3,856,000          2,668,000
 Accounts receivable - officers and directors                -               100,000
 Accounts receivable - other                              265,000          1,750,000
 Notes receivable - related parties                       680,000          1,030,000
 Prepaid expenses and other current assets              2,057,000          2,223,000
 Inventory                                                   -             5,618,000
 Net assets of discontinued operations                       -             4,560,000
                                                   ---------------     --------------
       Total current assets                            19,904,000         26,009,000

Broadcast equipment, net                                5,656,000               -
Fixed assets, net                                       2,134,000          2,023,000
Notes receivable - related parties                      4,832,000          4,176,000
Interest-bearing security deposits                        539,000          2,200,000
Software development costs, net                         3,698,000          3,152,000
Other assets                                            3,625,000          3,661,000
                                                   ---------------     --------------
       Total assets                               $    40,388,000         41,221,000
                                                   ===============     ==============







                                                                           (Continued)

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued
             September 30, 1996 (Unaudited) and December 31, 1995



                                                                                  September 30,        December 31,
            Liabilities and Shareholders' Equity                                       1996               1995
            ------------------------------------                               -----------------    ----------------

Current liabilities:
  Accounts payable and accrued liabilities                                     $      6,506,000         2,862,000
  Short-term borrowings                                                               2,018,000         1,371,000
  Deferred revenue                                                                    1,011,000         1,024,000
  Customer deposits                                                                   1,237,000         1,284,000
                                                                               ------------------    ---------------

         Total current liabilities                                                   10,772,000         6,541,000

Deferred revenue - long term                                                          1,750,000         1,229,000
                                                                               ------------------    ---------------
         Total liabilities                                                           12,522,000         7,770,000
                                                                               ------------------    ---------------
Minority interest                                                                        29,000              -

Shareholders' equity:
  10% Cumulative convertible preferred stock, $.005 par value, 10,000,000
   shares authorized; issued and outstanding 161,112 in 1996 and 1995                     1,000             1,000
  Common stock, $.005 par value, 50,000,000 shares authorized; shares
   issued and outstanding 23,134,953 in 1996 and 22,502,707 in 1995                     116,000           112,000
  Treasury stock, 594,500 shares in 1996 and 50,000 shares in 1995 at cost           (2,551,000)         (222,000)
  Additional paid-in capital                                                         57,559,000        56,747,000
  Accumulated deficit                                                               (27,288,000)      (23,187,000)
                                                                               ------------------    ---------------
         Total shareholders equity                                                   27,837,000        33,451,000

         Total liabilities and shareholders' equity                            $     40,388,000        41,221,000
                                                                               ==================    ===============





See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
        Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                           Three Months     Three Months      Nine Months      Nine Months
                                                           September 30,    September 30,    September 30,    September 30,
                                                               1996             1995              1996            1995
                                                          ---------------  ---------------  ---------------  --------------

Hospitality services                                     $     5,157,000        3,969,000      15,201,000       10,958,000
Home services                                                    347,000          165,000       1,030,000          404,000
Advertising revenues                                             375,000          282,000         869,000          788,000
Equipment sales, net                                             262,000          887,000       1,771,000        1,913,000
Other revenue                                                     34,000             -            816,000          232,000
                                                          ---------------  ---------------  ---------------  --------------

       Total revenues                                          6,175,000        5,303,000      19,687,000       14,295,000

Operating expenses:
  Operating costs                                              1,520,000        1,348,000       4,319,000        2,995,000
  Selling, general and administrative                          3,896,000        2,336,000      10,257,000        6,813,000
  Legal and professional fees                                    279,000          100,000       1,159,000        1,417,000
  Equipment lease expense                                      1,350,000          963,000       3,640,000        2,845,000
  Research and development                                       515,000          534,000       1,425,000        1,269,000
  Special charges                                              5,042,000             -          5,042,000             -
                                                          ---------------  ---------------  ---------------  --------------

       Total operating expenses                               12,602,000        5,281,000      25,842,000       15,339,000

Operating income (loss)                                       (6,427,000)          22,000      (6,155,000)      (1,044,000)

Investment income, net of investment expense                      28,000           92,000         136,000          101,000
                                                          ---------------  ---------------  ---------------  --------------
Earnings (loss) before minority interest and
 income taxes                                                 (6,399,000)         114,000      (6,019,000)        (943,000)
Minority interest                                               (333,000)            -               -                -
                                                          ---------------  ---------------  ---------------  --------------
Earnings (loss) from continuing
 operations before income taxes                               (6,732,000)         114,000      (6,019,000)        (943,000)
Provision for income taxes                                          -                -               -                -
                                                          ---------------  ---------------  ---------------  --------------
Earnings (loss) from continuing operations                    (6,732,000)         114,000      (6,019,000)        (943,000)

Gain (loss) from discontinued operations                            -             791,000       1,918,000           76,000
                                                          ---------------  ---------------  ---------------  --------------
       Net earnings (loss)                               $    (6,732,000)         905,000      (4,101,000)        (867,000)
                                                          ===============  ===============  ===============  ==============

Net earnings (loss) per share:
  Continuing operations                                  $          (.30)            -               (.27)            (.04)
  Discontinued operations                                             -               .04             .09               -
                                                          ---------------  ---------------  ---------------  --------------
  Net earnings (loss)                                    $          (.30)             .04            (.18)            (.04)
                                                          ===============  ===============  ===============  ==============

Weighted average number of shares outstanding                 22,487,000       21,270,000      22,599,000       19,618,000
                                                          ===============  ===============  ===============  ==============

See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
        Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                               Three Months      Three Months      Nine Months     Nine Months
                                                                 Sept 30,          Sept 30,          Sept 30,        Sept 30,
                                                                   1996              1995              1996            1995
                                                             ----------------  ----------------  --------------  ---------------
Cash flows from (used for) operating  activities:          $    (6,732,000)          905,000       (4,101,000)        (867,000)
  Net earnings (loss)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used
    in) operating activities:
       Provision for depreciation,
          obsolescence and amortization                           2,565,000          198,000        3,450,000          689,000
       Provision for doubtful accounts                              167,000           11,000          255,000           94,000
       Gain on sale and leaseback
          transactions                                              427,000         (152,000)            -            (791,000)
       Amortization of deferred gain on
          sale and leaseback transactions                           267,000         (231,000)        (734,000)        (687,000)
       Minority interest in net income
          (loss) of consolidated subsidiary                         362,000             -              29,000             -
       (Increase) decrease in:
          Accounts receivable - trade                             1,722,000         (159,000)         142,000         (990,000)
          Broadcast equipment, net                                     -              32,000             -            (766,000)
          Prepaid expenses and other assets                       1,810,000       (5,129,000)       4,721,000       (7,386,000)
       Increase (decrease) in:
          Accounts payable and accrued
            liabilities                                           1,161,000          987,000        4,029,000        2,221,000
          Deferred revenue                                          133,000         (116,000)         212,000          227,000
          Customer deposits                                          12,000          200,000          (47,000)         355,000
                                                             ----------------  ----------------  --------------  ---------------
             Net cash provided by (used for)
                  operating activities                            1,894,000       (3,454,000)       7,956,000       (7,901,000)
                                                             ----------------  ----------------  --------------  ---------------
Cash flows from (used for) investing activities:
  Capital expenditures                                             (246,000)        (248,000)        (590,000)        (814,000)
  Purchase of broadcast equipment                                (3,068,000)            -          (2,276,000)            -
  Buyout of lease obligations                                      (385,000)            -            (385,000)            -
  Notes receivable - related parties                               (131,000)         (25,000)        (306,000)        (300,000)
  Software development costs                                       (414,000)        (471,000)      (1,238,000)      (1,580,000)
  Receipt of marketable securities - available
    for sale                                                         77,000             -         (10,223,000)            -
  Proceeds from sales of marketable securities
   - available for sale                                                -             370,000             -           1,000,000
  Proceeds from sale and leaseback transactions
                                                                 (1,460,000)       2,250,000        2,415,000        4,500,000
  Deposits related to sale and leaseback
    transactions                                                  1,534,000          388,000        1,180,000          325,000
                                                             ----------------  ----------------  --------------  ---------------
             Net cash provided by (used for)
                  investing activities                           (4,093,000)       2,264,000      (11,423,000)       3,131,000
                                                             ----------------  ----------------  --------------  ---------------



                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, Continued
        Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                         Three Months      Three Months      Nine Months      Nine Months
                                                           Sept 30,          Sept 30,          Sept 30,          Sept 30,
                                                             1996              1995              1996              1995
                                                       ----------------  ----------------  ----------------  ----------------
Cash flows from (used for) financing activities:
  Principal payments on debt                          $        (3,000)          (4,000)          (12,000)          (11,000)
  Proceeds from issuance of debt                              653,000           45,000           659,000         1,875,000
  Purchase of equipment related to sale
   and leaseback transactions                                 843,000       (1,285,000)       (1,385,000)       (2,470,000)
  Proceeds from issuance of common
   stock, less issuance costs paid in cash                    577,000        4,233,000           817,000         6,938,000
  Payments for purchase of treasury stock                        -                -           (2,330,000)             -
                                                       ----------------  ----------------  ----------------  ----------------
       Net cash provided by (used for)
          financing activities                              2,070,000        2,989,000        (2,251,000)        6,332,000
                                                       ----------------  ----------------  ----------------  ----------------
Net increase (decrease) in cash and
 cash equivalents                                            (129,000)       1,799,000        (5,718,000)        1,562,000

Cash and cash equivalents at beginning of period
                                                              896,000        2,168,000         6,485,000         2,405,000
                                                       ----------------  ----------------  ----------------  ----------------
Cash and cash equivalents at end of period            $       767,000        3,967,000           767,000         3,967,000
                                                       ================  ================  ================  ================

Supplemental disclosures of cash flow
  information:
     Cash paid during the period for:
       Interest                                       $        52,000          34,000            117,000            72,000
                                                      =================  ================  ================  ================
       Income taxes                                   $          -               -                  -                 -
                                                      =================  ================  ================  ================





See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                         Notes to Financial Statements
                                  (Unaudited)

   1.  General.
       --------

   Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the Company's Form 10-K filed for the year ended December 31, 1995, which report incorporated the notes to the Company's year-end financial statements.


   2.  Unaudited Information.
       ----------------------

   The September 30, 1996 and 1995 information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments that are, in the opinion of management, necessary to reflect properly results of the interim periods presented. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

   Certain items in the prior year consolidated financial statements have been reclassified to conform to the format used for the current periods presented.


   3.  Discontinued Operations - Sale of New World Computing.
       ------------------------------------------------------

   On June 30, 1996 the Company entered into a definitive agreement to sell all of the assets and business of its New World Computing subsidiary to the 3DO Company (3DO) for approximately $13,600,000. In consideration of the sale, 3DO issued to the Company 1,017,953 shares of common stock of 3DO and assumed $1,650,000 of liabilities of New World. 3DO has guaranteed that the cash value realized by the Company upon sale of the shares will not be less than $10.04 per share, not withstanding the market price of such shares.

   The disposal of the New World has been accounted for as a discontinued operation. Accordingly, the consolidated financial statements for all prior periods have been reclassified to report separately the net assets and operating results of the discontinued business.

   The gain (loss) resulting from the sale of New World and revenues from discontinued operations for each period reported is as follows.

                                                Three Months        Three Months         Nine Months         Nine Months
                                               Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996      Sept. 30, 1995
                                             ------------------  ------------------  ------------------  ------------------

Gain on disposal of New World              $            -                   -              4,200,000               -
Income (loss) from discontinued
operations of New World                                 -                791,000          (1,282,000)            76,000
Tax provision for gain on sale                          -                   -             (1,000,000)              -
                                             ------------------  ------------------  ------------------  ------------------
 Total                                     $            -                791,000           1,918,000             76,000)
                                             ==================  ==================  ==================  ==================
 Revenues                                  $            -              1,866,000           2,085,000          3,286,000
                                             ==================  ==================  ==================  ==================


   4.  Rescission of Sale and Special Charges.
       ---------------------------------------

   In December 1995, the Company sold a 45% interest in its LearnStar, Inc. subsidiary to an unaffiliated company for $2,500,000 in return for a note receivable in the amount of $2,500,000. The gain on the sale was deferred to be recognized as the Company receives payments on the note. During the quarter ended September 30, 1996 the parties agreed to rescind the sale. Earlier in 1996, the Company recognized a gain of $267,000 on the sale and also allocated losses to the minority partner through credits to Minority Interest. The aggregate adjustment to rescind the sale totaled $600,000, representing a reduction of other income of $267,000 and a reduction in minority interest of $333,000.

   In addition, the Company recorded special charges totaling $5,042,000. These charges are based on management's analysis and review of assets, obligations, current operations and future strategic plans of the Company. This special charge is comprised of the following:

          Write-down of assets related to
            selected business activities         $  944,000
          Allowance for obsolete inventory
            and equipment                         2,478,000
          Accrual for severance pay,
            and other                             1,620,000
                                                 ----------
           Total                                 $5,042,000
                                                 ==========


   5.  Business Segment Data.
       ----------------------

   Operating results from continuing operations is presented for the principal business segments of the Company for the three and nine months ended September 30, 1996 and 1995. The Company's principal business units are its Hospitality Network (Hospitality Interactive Services), International Licensees (International), Home Interactive Services (Home Services) and Learnstar, Inc. (Education Interactive Services). Corporate overhead has been allocated to each business segment.

                                               Three Months          Three Months          Nine Months           Nine Months
                                            September 30, 1996    September 30, 1995    September 30, 1996    September 30, 1995
                                           --------------------  --------------------  --------------------  --------------------
Revenue
 Hospitality Interactive Services         $         5,503,000             4,759,000            17,367,000            13,358,000
 International                                        309,000               139,000               420,000               227,000
 Home Services                                        422,000               158,000             1,105,000               420,000
 Education Interactive Services                        73,000                   -                 305,000                   -
 Other                                               (132,000)              247,000               490,000               290,000
                                           --------------------  --------------------  --------------------  --------------------
 Total                                    $         6,175,000             5,303,000            19,687,000            14,295,000
                                           ====================  ====================  ====================  ====================
Net Income (Loss) from Continuing Operations
 Hospitality Interactive Services         $        (4,483,000)              718,000            (3,545,000)              323,000
 International                                       (306,000)             (387,000)             (278,000)             (501,000)
 Home Services                                     (1,379,000)             (198,000)           (1,262,000)             (546,000)
 Education Interactive Services                    (1,054,000)                  -              (1,424,000)                  -
 Other                                                490,000               (19,000)              490,000              (219,000)
                                           --------------------  --------------------  --------------------  --------------------
 Total                                    $        (6,732,000)              114,000            (6,019,000)             (943,000)
                                           ====================  ====================  ====================  ====================

   The following table presents the revenue and operations results from continuing operations for the principal business units for each of the quarters in 1996.

                                                  First         Second         Third         Year
                                                 Quarter        Quarter       Quarter       to Date
                                                  1996           1996          1996          1996
                                              -------------   -----------   -----------   ------------
Revenue
  Hospitality Interactive Services           $   5,509,000     6,355,000     5,503,000     17,367,000
  International                                    111,000           -         309,000        420,000
  Home Services                                    255,000       428,000       422,000      1,105,000
  Education Interactive Services                    38,000       194,000        73,000        305,000
  Other                                            297,000       325,000      (132,000)       490,000
                                              -------------   -----------   -----------   ------------
  Total                                      $   6,210,000     7,302,000     6,175,000     19,687,000
                                              =============   ===========   ===========   ============
Net Income (Loss) from Continuing Operations
  Hospitality Interactive Services           $     482,000       456,000    (4,483,000)    (3,545,000)
  International                                     25,000         3,000      (306,000)      (278,000)
  Home Services                                     22,000        95,000    (1,379,000)    (1,262,000)
  Educational Interactive Services                (285,000)      (85,000)   (1,054,000)    (1,424,000)
  Other                                                -             -         490,000        490,000
                                              -------------   -----------   -----------   ------------
  Total                                      $     244,000       469,000    (6,732,000)    (6,019,000)
                                              =============   ===========   ===========   ============

   6.  Earnings per Share.
       -------------------

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

   Earnings per share amounts are based on 22,599,000, 19,618,000, and 22,487,000 common shares for the nine months ended September 30, 1996 and 1995 and three months ended September 30, 1996, respectively. The impact of the common stock equivalents would have had an antidilutive effect for these period and accordingly have not been included in the computation. Earnings per share amounts for the three months ended September 30, 1995 is based on 21,270,000 common shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

     The Company uses existing technology to develop, produce and distribute two-way multi-player interactive programs in connection with live events and also produces and distributes its own original interactive programs. The Company's principal sources of revenue from distribution activities are derived from (a) distribution fees in the United States; (b) advertising fees, (c) distribution fees from foreign licensees; (d) sales of interactive equipment;
(e) licensing fees from foreign and domestic licensees; and (f) the licensing of the Company's technology and equipment sales to other users.

     On October 25, 1996, the Company reported that it was recently advised by the United States Federal Communications Commission (FCC) that its Playmaker(R) keypad had not received formal approval. Upon notification,, the Company commenced testing its equipment and submitted its application to the FCC. There was no interruption of the Company's services to existing Hospitality Services customers, nor have any of the Company's Home Services been affected. The Company believes that its application was complete and has not been advised of any problem with its application, nor of any reason as to why its application should not be granted. Upon receipt of FCC approval, the Company will be in a position to immediately begin shipments to new locations.

     There has been no impact on revenues in the third quarter as a result of this situation. The Company believes there will be some impact on revenues in the fourth quarter, however, the extent of the impact cannot be estimated at this time.

Material Changes in Results of Operations
-----------------------------------------

Three month periods ended September 30, 1996 and September 30, 1995

     In December 1995, the Company sold a 45% interest in LearnStar to an unaffiliated company for $2,500,000 in return for a note receivable in the amount of $2,500,000. The gain on the sale was deferred to be recognized as the Company receives payments on the note. In the quarter ended September 30, 1996 the parties agreed to rescind the sale. The Company had earlier recognized a gain on the sale and also allocated losses to the minority partner through credits to Minority Interest. The aggregate adjustment to rescind the sale totaled $600,000.

     In addition, the Company recorded special charges totaling $5,042,000. These charges are based on a review of assets, obligations, current operations and future strategic plans of the Company.

       The Company incurred a net loss of $6,732,000 for the three months ended September 30, 1996 compared to a net profit of $905,000 for the three months ended September 30, 1995. 1995 results have been adjusted to reflect the sale of New World in 1996 as a discontinued operation. The 1996 results include special charges totaling $5,042,000 and a $600,000 charge for the rescission of the sale of LearnStar. Net of the special charges and the charge for rescission of the sale of LearnStar, the Company incurred a loss in the three months ended September 30, 1996 of $1,090,000. This compares, on a comparable basis, to a profit for the three months ended September 30, 1995 of $114,000.

       For the current quarter, total revenues increased 16% from $5,303,000 to $6,175,000. This increase is the result of growth in most of the Companys principal revenue activities.

       Hospitality Services increased 30% from $3,969,000 to $5,157,000. The increase is primarily due to an expansion in the number of subscriber locations contracting for services. Home Services increased 110% from $165,000 to $347,000 due to increasing number of on-line customers and increasing participation by the ultimate consumers. In addition, the Company has increased the number of programs available on various distribution platforms. Advertising revenues related to both Hospitality and Home Services increased 33% from $282,000 to $375,000 due to increased number of Hospitality advertisers and the first advertising contract for Home Services.

       Equipment Sales, net of cost of sales decreased 70% from $887,000 to $262,000. In the third quarter of 1996 the Company ceased selling equipment (used in Hospitality locations) under sale and leaseback arrangements. In addition, the Company entered into several transactions to buy out of existing sale and leaseback obligations. Further, equipment sales to foreign licensees are subject to outside influences and can occur at random times throughout the year. Accordingly, the decrease in equipment sales is attributable to fluctuations in sales to foreign licensees and a change in the method of
financing the equipment for new Hospitality locations.   Equipment sales have
been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees and its educational customers.

       Exclusive of the special charges of $5,042,000, total Operating Expenses rose from $5,281,000 in the prior years quarter to $7,560,000 in the current years quarter, an increase of 43%. The increase is largely attributable to an increase in equipment lease expense related to sale and leaseback arrangements for Hospitality locations, selling, general and administrative costs and direct operating costs. Operating costs for the delivery of interactive services which increased 13% from $1,348,000 in the prior years quarter to $1,520,000 in the current year's quarter, is generally due to the expansion in the number of subscribers and on-line services contracting for services. Selling, General and Administrative expenses increased 67% from $2,336,000 to $3,896,000 due to general growth and enhanced sales and marketing efforts by both NTN and LearnStar. Research and Development expense remained consistent as the Company continued its exploration of new technical platforms and interactive services.


Nine month periods ended September 30, 1996 and September 30, 1995


     In December 1995, the Company sold a 45% interest in LearnStar to an unaffiliated company for $2,500,000 in return for a note receivable in the amount of $2,500,000. The gain on the sale was deferred to be recognized as the Company receives payments on the note. In the quarter ended September 30, 1996 the parties agreed to rescind the sale. The Company had earlier recognized a gain on the sale and also appropriately allocated losses to the minority partner through credits to Minority Interest. The aggregate adjustment to rescind the sale totaled $600,000.

     In addition, the Company recorded special charges totaling $5,042,000. These charges are based on a review of assets, obligations, current operations and future strategic plans of the Company.

       The Company incurred a net loss of $4,101,000 for the nine months ended September 30, 1996 compared to a net loss of $867,000 for the nine months ended September 30, 1995. 1995 results have been adjusted to reflect the sale of New World in 1996 as a discontinued operation. The 1996 results include special non-recurring charges totaling $5,042,000 and a $600,000 charge for the rescission of the sale of LearnStar. The 1996 results also include a gain on the sale of the Company's New World subsidiary of $1,918,000, net of taxes and operating losses during the disposition period. Net of the special charges, the charge for rescission of the sale of LearnStar and the sale of New World, the Company incurred a loss in the nine months ended September 30, 1996 of $377,000. This compares, on a comparable basis, to a loss for the nine months ended September 30, 1995 of $943,000.

       For the current period, total revenues increased 38% from $14,295,000 to $19,687,000. This increase is the result of growth in most of the Companys principal revenue activities.

       Hospitality Services increased 39% from $10,958,000 to $15,201,000. The increase is primarily due to an expansion in the number of subscriber locations contracting for services. Home Services increased 155% from $404,000 to $1,030,000 due to increasing number of on-line customers and increasing participation by the ultimate consumers. In addition, the Company has increased the number of programs available on a distribution platforms. Advertising revenues related to both Hospitality and Home Services increased 10% from $788,000 to $869,000 due to increased number of Hospitality advertisers and the first advertising contract for Home Services.

       Equipment Sales, net of cost of sales decreased 7% from $1,913,000 to $1,771,000. In the third quarter of 1996 the Company ceased selling equipment (used in Hospitality locations) under sale and leaseback arrangements. In addition, the Company entered into several transactions to buyout of existing sale and leaseback obligations. Further, equipment sales to foreign licensees are subject to outside influences and can occur at random times throughout the year. Accordingly, the decrease in equipment sales is attributable to fluctuations in sales to foreign licensees and a change in the method of financing the equipment for new Hospitality locations. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees and its educational customers.

       Exclusive of the special charges of $5,042,000, total Operating Expenses rose from $15,339,000 in the prior years quarter to $20,800,000 in the current years quarter, an increase of 36%. The increase is largely attributable to an increase in equipment lease expense related to sale and leaseback arrangements for Hospitality locations, selling, general and administrative costs and direct operating costs. Operating costs for the delivery of interactive services which increased 44% from $2,995,000 in the prior years period to $4,319,000 in the current year's period, is generally due to the expansion in the number of subscribers and on-line services contracting for services. Selling, General and Administrative expenses increased 51% from $6,813,000 to $10,257,000 due to general growth and enhanced sales and marketing efforts by both NTN and LearnStar. Research and Development expense increased 12% as the Company continued its exploration of new technical platforms and interactive services.

Material Changes in Financial Condition
---------------------------------------

     The following analysis compares information as of the most recent unaudited balance sheet date of September 30, 1996 to the prior year-end audited balance sheet dated December 31, 1995.

     In December 1995, the Company sold a 45% interest in LearnStar to an unaffiliated company for $2,500,000 in return for a note receivable in the amount of $2,500,000. The gain on the sale was deferred to be recognized as the Company receives payments on the note. During the quarter ended September 30, 1996 the parties agreed to rescind the sale. The Company had earlier recognized a gain on the sale and also allocated losses to the minority partner through credits to Minority Interest. The aggregate adjustment to rescind the sale totaled $600,000.

     In addition, the Company recorded special charges totaling $5,042,000. These charges are based on a review of assets, obligations, current operations and future strategic plans of the Company.

     Total assets decreased 2% from $41,221,000 to $40,388,000 from December 31, 1995 to September 30, 1996. The decrease in assets is primarily due to the special charges recorded in the third quarter. Cash decreased from $6,485,000 to $767,000 at September 30, 1996 due to cash used to repurchase share of the Companys stock and to fund operations. Marketable Securities-Available for Sale result from the sale of New World and represent 1,017,953 shares of the 3DO Company. Following the end of the third quarter the Company commenced selling the 3DO shares. The 3DO Company has guaranteed that the cash value realized by the Company upon sale of the shares will not be less than $10.04 per share, not withstanding the market price of such shares. Interest-bearing security deposits decreased by $1,180,000 due to the buyout of certain sale and leaseback agreements.

     The 45% increase in Accounts Receivable - Trade from $2,668,000 to $3,856,000 at September 30, 1996, reflects the overall growth of the Company's primary operations and a large contract with Bell Canada for the development of certain products. Accounts Receivable - Other decreased from $1,750,000 to $265,000, the result of payments received and the buyout of certain lease obligations. In the third quarter the Company commenced a program to repurchase equipment previously sold to and leased back from third parties. The Company intends to continue such a program and either buy out of lease obligations or enter into new financing arrangements. Accordingly, Broadcast Equipment, formerly shown as Inventory, has been reclassified to non-current assets. The Company does not intend to sell this equipment in the future, accordingly, depreciation of these assets will commence in the fourth quarter. Further, the Company evaluated its current inventory of equipment in light of current and anticipated operations and determined that certain equipment was obsolete and would not be used in the future. Accordingly, a charge of $2,478,000 was recorded in the quarter to write off these assets.

   Total liabilities increased 61% from $7,770,000 to $12,522,000 from December 31, 1995 to September 30, 1996. The increase in Accounts Payable and Accrued Liabilities from $2,862,000 to

$6,506,000 reflects the overall growth of the Company, an accrual for liabilities incurred in the sale of New World including a provision for taxes of $1,000,000, and certain special charges totalling $1,620,000 noted earlier. The increase in aggregate Deferred Revenue (long-term and current) from $2,253,000 to $2,761,000 reflects a $500,000 deferral related to the Bell Canada agreement, net of reductions due to amortization and buy out of lease obligations. Revenue related to the Bell Canada agreement will be recognized as product is delivered beginning in late 1996 or in 1997.

     Overall, the Company's working capital decreased $4,718,000 from December 31, 1995 to September 30, 1996, primarily the net result of the New World sale transaction, the special charges recorded in the third quarter and the reclassification of Broadcast equipment to non-current assets. The Company may continue to require additional working capital for operating expenses, new services development, marketing of services and purchase of the hardware components used in the reception of its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to sustain the Company.

     In the past, the Company has been able to fund its operations and improve its working capital position by sales of Common Stock upon exercise of warrants and options, by leasing transactions for equipment in use at subscriber locations, and by licensing its technology to foreign licensees. The Company is exploring alternative capital financing possibilities which may include (i) licensing and related royalties of the Company's technology and products; (ii) borrowing arrangements under fixed and revolving credit agreements; or (iii) sale of additional equity securities. The Company will continue to negotiate for additional lease and debt financing and additional foreign licensing, however, the extent to which any of the foregoing may be effected cannot be predicted at this time.



PART II  OTHER INFORMATION
         -----------------

   Item 1. LEGAL PROCEEDINGS.

     The description of certain legal proceedings contained in the Companys Annual Report on Form 10-K for the year ended December 31, 1995 under the caption Legal Proceedings, is incorporated herein by reference. An update of events subsequent to that Report follows.

     On April 18, 1995, a class action lawsuit was filed in the United States District Court for the Southern District of California (San Diego). The complaint alleges violations of federal securities laws based upon the Companys projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Companys insiders sold stock on information not generally known to the public. The Company, which has assumed the defense of this matter on behalf of all defendants, has denied liability based upon the allegations contained in the complaint. Plaintiffs have claimed to be entitled to damages between $8 million to $10 million. The Company believes, based in part on the advice of outside counsel, that the actual damages, if any, would be substantially less than such amount. This lawsuit has been scheduled for trial to commence on May 6, 1997.

     On July 3, 1995, a single shareholder filed a separate lawsuit in the United States District Court for the Northern District of Texas containing allegations essentially identical to those raised in the shareholder lawsuit in April, 1995. Upon the Companys motion, the case has been transferred from Texas to California. The discovery and other proceedings of this case are being coordinated with the lawsuit referred to in the immediately preceding paragraph. The Company denies the allegations in the complaint and has filed its own counterclaim against third parties for indemnification.

     There can be no assurance that any or all of the foregoing claims will be decided in favor of the Company, which is not insured against the claims made. During the pendency of such claims, the

Company will continue to incur the costs of defense of same. If the shareholder litigation is decided in a manner adverse to the Company, it may have a material effect on the Companys financial condition and result of operations. Management believes, however, based in part on the advice of outside counsel, the likelihood of such an outcome is remote.

       Until recently, the Company was involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. (IN). With the courts assistance, the Company and IN have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving the Company, its unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. No substantive action has been taken in furtherance of either action.

       Other than as set forth above, there is no material litigation pending or threatened against the Company.

       There can be no assurance that any or all of the preceding actions will be decided in favor of the Company. The Company believes, based in part on the advice of outside, independent counsel, that the costs of defending and prosecuting these actions will not have a material adverse effect on the Companys financial position or results of operations.


     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting of stockholders on August 16, 1996. The matters voted upon at such meeting were election of two directors to the Board of Directors and approval of the amendment to the 1995 Stock Option Plan.

     The voting on each proposal was as set forth in the table below.

                                             VOTES         VOTES
                                             "FOR"      "AGAINST" *     ABSTENTIONS **

Elections of Directors
   Patrick J. Downs                        19,444,272     1,105,186             -
   Donald C. Klosterman                    19,451,772     1,097,686             -

Approval of the amendment to the 1995
Stock Option Plan                           6,753,332     3,013,535            146,961

* As to election of directors, represents shares where authority to vote for the specified nominee was withheld.

* Abstentions include "broker non-votes", which are abstentions by nominee holders on behalf of beneficial owners who have given no instruction to the nominee holder. When no such instructions are received, such nominee holders have no authority to vote even though present or represented at the meeting.

   Item 6. EXHIBITS AND REPORTS ON REPORT 8-K.

           EX-27 Financial Data Schedule

           Form 8-K filed June 30, 1996 reporting the sale of New World Computing to the 3DO Company.

           Form 8-K filed July 24, 1996 reporting the settlement of the Class Action Litigation.

           Form 8-K filed September 19, 1996 reporting the addition of two new board members.

           Form 8-K filed October 31, 1996 reporting the FCC Playmaker(R) approval application.

                                  SIGNATURES
                                  ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       NTN COMMUNICATIONS, INC.



Date:  November 14, 1996               By:  /s/GERALD SOKOL, JR.
                                          ----------------------
                                         Gerald Sokol, Jr.,
                                         Chief Financial Officer