Form 10-K/A
period 1995-12-31
NTN COMMUNICATIONS INC
filed 1997-03-28
CIK 748592

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   _________
                                  FORM 10-K/A

                              AMENDMENT NO. 2 TO

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

                             YES   [X]    NO [  ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K (S 229.405 of this Chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of Registrant as of April 11, 1996, computed by reference to the closing sale price of such stock on the American Stock Exchange, was approximately $89,000,000. (All directors and executive officers of Registrant are considered affiliates.)

     At April 11, 1996 Registrant had 23,899,145 shares of Common Stock, $.005 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Shareholders for the period ended December 31, 1995 are incorporated by reference into Part I of this Report.

                                    PART II


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

Year Ended December 31, 1995 as compared to the Year Ended December 31, 1994

     The Company reported a net loss of $3,948,000 for the year ended December 31, 1995 compared to net earnings of $707,000 for the year ended December 31, 1994. In 1994, the Company formed LearnStar to pursue interactive educational applications in the United States. Most of 1994 was devoted to beta testing the product and conducting preliminary market tests. In 1995, LearnStar began marketing and selling its product on a full-time basis. Due to start-up costs and relatively higher marketing costs during the first year of operations, LearnStar reported a net loss of $2,149,000 for the year ended December 31, 1995.

     In late 1995 the Company entered into a sale and purchase agreement to sell 45% of the stock of its subsidiary, LearnStar, Inc. Although the sale was legally consummated, the recognition of the gain of $3,354,000 was deferred in accordance with generally accepted accounting principles and will be recognized when principal payments are received in 1996 and 1997. Also in late 1995, the Company set up an allowance of $1,000,000 for inventory in connection with the upgrading of its broadcast distribution system and expensed $754,000 of costs incurred in connection with the development of the market in Mexico. Through much of its life, the Company's technology has been stable with little variation in the type of equipment used. In 1995 the Company decided to upgrade many of its computers that are utilized by its Hospitality subscriber locations. This decision was based on the improvements made in software programs and graphic displays of information that require more memory and quicker processing time. The Company anticipates that such upgrades will also occur in the future based on further technological changes which cannot be quantified currently. Further, in 1995 the Company experienced a substantial increase in legal expenses due to increased activities in litigation and other legal matters along with increased costs of developing and providing products and services, and increased marketing expenditures.

     Total revenue increased 24% from $24,646,000 to $30,442,000. This increase is the result of growth in many of the Company's principal revenue activities.

     Distribution and Production Services increased 41% from $12,244,000 to $17,307,000. The increase in broadcast revenue is primarily due to an expansion in the number of subscriber locations and on-line customers contracting for services from the Company.

     Equipment Sales increased 55% from $4,387,000 to $6,784,000. Equipment sales include both sale and leaseback transactions and direct sales to the Company's customers. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the Company's ability to engage in lease financing, the timing of expansion plans of the Company's foreign licensees and, its educational subscribers. The sales price and cost of sales for equipment sold to customers and others has been constant for the past two years. Accordingly, the increase in equipment sales from 1994 to 1995 is wholly attributable to changes in volume. As of December 31, 1995, the Company had sold and leased back subscriber systems in place at a majority of the United States subscriber locations. The Company's ability to make additional sales will be dependent on increases in the number of subscriber locations as well as the availability of financing, as to which there can be no assurance.

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

     Other Revenue decreased from $818,000 to $300,000 in the current year's period. Other Revenue in 1994 primarily consisted of inventory transferred to the Company by its United Kingdom licensee in exchange for release from a license agreement. Other Revenue has historically varied widely.

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

     Other Income (Expense) increased from $412,000 to $1,351,000 or 228%. Included in Other Income is a gain from the sale of a 10% interest in the IWN subsidiary of $329,000 and reimbursement of previously incurred legal expenses from the Company's insurance carrier of approximately $1,000,000. Income Tax expense was zero in both years. The lack of tax expense is due to the losses, the nature of revenues and expenses in each year and net operating loss carryforwards available to the Company. The Company currently has available approximately $27,000,000 of net operating loss carryovers for federal tax purposes.

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

     The 11% decrease in Accounts Receivable - Trade from $5,881,000 to $5,247,000 at December 31, 1995, reflects an enhancement in the collection efforts as well as an increase in the allowance for returns and doubtful accounts. Accounts Receivable - Other increased from $600,000 to $1,750,000, primarily the result of a large equipment sale transaction in the third quarter. The increase in Inventory from $4,628,000 to $6,503,000 is primarily the result of continued expansion of the NTN Network and development of additional video game

Products. Prepaid Expenses increased from $1,769,000 to $2,325,000 from December 31, 1994 to December 31, 1995 primarily due to increased prepaid expenses, deferred funding costs, and security deposits held by the Company.

     Interest bearing Security Deposits (both current and non-current) increased 18% from $3,200,000 to $3,775,000 as the result of increased leasing transactions related to the increase in new Locations. Software Development Costs (both current and non-current) increased 66% from $3,405,000 to $5,669,000 as the result of substantial investments made in the development of new software and Products. Net Fixed Assets increased 49% primarily due to the move to the new headquarters and expansion of the NTN Broadcast Center. Notes Receivable (both current and long term) increased from $3,262,000 to $5,206,000 or 60% primarily as the result of finalizing terms related to the sale of IWN and the sale of a license to IWN L.P.

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

     The increase in aggregate Deferred Revenue (long-term and current) from $1,556,000 to $2,270,000 reflects additional deferred gains on the sale of the equipment involved in lease transactions, which are amortized to revenue over three-year periods. Debt (long-term and current) increased from $476,000 to $2,095,000 as a result of additional borrowings to augment working capital needed for operational expenses, new software and product development, marketing of services and purchase of broadcast-related equipment.

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

     Overall, the Company's working capital increased from $13,886,000 at December 31, 1994 to $18,416,000 at December 31, 1995, primarily due to significant proceeds from financing activities. Revenues from the principal business segments, Hospitality, Education and Software Development increased (Decreased) by 30%, 100% and (7%), respectively in 1995 compared to 1994. The Hospitality and Software Development segments reported profits in 1995 as well as in 1994. The Education segment reported a loss of $2,149,000 in its first year of operation. Each business segment, as well as the Company in general may continue to require additional working capital for operational expenses, new software and product development, marketing of services and purchase of hardware components relating to its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to consistently sustain the Company.

     The Company is exploring alternative capital financing possibilities that may include (i) additional lines of credit, (ii) lease financing of equipment the Company furnishes to subscribers, (iii) licensing of the Company's technology, (iv) sales of interests in subsidiaries, or (v) sale of additional debt or equity securities. With respect to lease financing, the Company has leased for three-year terms expiring in various amounts over the next three years, the Location Systems at substantially all of its United States Locations. The Company has issued licenses and has received revenue for certain products and services for Australia, South Africa and Canada. The Company will continue to negotiate for additional lease financing and additional foreign licensing.


Marketing and Expansion Plan

     The Company's plan to maintain profitability includes the following elements: (i) increasing sales staff; (ii) increasing advertising sales on the NTN Network; (iii) expanding Company services to corporate and education customers; (iv) pursuit of additional foreign licensing opportunities; (v) increasing use of distributors who service retailers, (vi) sales of interests in subsidiaries and (vii) expanding products and services to a wider variety of technological platforms.

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

Other

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), effective for fiscal years beginning after December 31, 1995. SFAS 123 establishes the fair value method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the period in which the related services are rendered. If the Company were to retain its current intrinsic value based method, as allowed by SFAS 123, it will be required to disclose the pro forma effect of adopting the fair value based method. The Company will adopt SFAS 123 using the pro forma disclosure method.

     Item 8.  Consolidated Financial Statements and Supplementary Data
              --------------------------------------------------------

     See "Index to Consolidated Financial Statements and Schedule" elsewhere in this report for a listing of the Consolidated Financial Statements and Schedule filed with this report, which are incorporated herein by reference.

                                    PART IV

     Item 14.    Exhibits, Consolidated Financial Statement Schedule, and
                 --------------------------------------------------------
Reports on Form 8-K
-------------------

     (a) The following documents are filed as part of this report:

     1,2.  Consolidated Financial Statements and Schedule.

     The Consolidated Financial Statements and Schedule of the Company and its consolidated subsidiaries are set forth beginning on page F-2 hereof and are incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 28, 1997                   NTN COMMUNICATIONS, INC.



                                         By: /s/ Gerald Sokol, Jr.
                                             ---------------------
                                             Gerald Sokol, Jr., President and
                                             Chief Financial Officer

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                        Page
                                                                        ----

Independent Auditors' Report.........................................    F-1

Consolidated Financial Statements

      Consolidated Balance Sheets as December 31, 1995 and 1994......    F-2

      Consolidated Statements of Operations for the years
            ended December 31, 1995, 1994 and 1993...................    F-3

      Consolidated Statements of Shareholders' Equity (Deficiency)
            for the years ended December 31, 1995, 1994 and 1993.....    F-4

      Consolidated Statements of Cash Flows for the years
            ended December 31, 1995, 1994 and 1993...................    F-5

Notes to Consolidated Financial Statements...........................    F-7

Schedule II..........................................................   F-22


              Independent Auditors' Consent and Report on Schedules
              -----------------------------------------------------



The Board of Directors
NTN Communications, Inc.:

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

San Diego, California
April 12, 1996                                           KPMG Peat Marwick LLP

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1995 and 1994

                                                         1995           1994
                                                     -----------    -----------
                 ASSETS
Current assets:
 Cash and cash equivalents                          $  6,475,000      2,429,000
 Marketable securities - available for sale                  --       1,000,000
 Interest-bearing security deposits (note 14)          1,575,000      1,225,000
 Accounts receivable - trade, net of allowance
  for returns and doubtful accounts of
  $1,417,000 in 1995 and $1,097,000
  in 1994 (note 6)                                     5,247,000      5,881,000
 Accounts receivable - officers and directors            100,000        100,000
 Accounts receivable - other                           1,750,000        600,000
 Notes receivable - related parties (note 4)           1,030,000            --
 Software development costs, net of accumulated
  amortization of $787,000 in 1995 and $177,000
  in 1994                                              1,525,000      1,212,000
 Inventory, net of reserve for obsolescence of
  $1,000,000 in 1995                                   6,503,000      4,628,000
 Prepaid expenses and other current assets             2,325,000      1,769,000
                                                     -----------    -----------
               Total current assets                   26,530,000     18,844,000

Fixed assets, net (note 5)                             2,100,000      1,405,000
Interest-bearing security deposits (note 14)           2,200,000      1,975,000
Software development costs, net of accumulated
 amortization of $1,014,000 in 1995 and
 $408,000 in 1994                                      4,144,000      2,193,000
Notes receivable, related parties (note 6)             4,176,000      3,262,000
Deposits and other assets                              3,663,000      3,560,000
                                                     -----------    -----------

               Total assets                         $ 42,813,000     31,239,000
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued liabilities              3,713,000      2,744,000
 Short-term borrowings and current portion
  of long-term debt (note 6)                           2,093,000        468,000
 Deferred revenue                                      1,024,000        740,000
 Customer deposits                                     1,284,000      1,006,000
                                                     -----------    -----------
               Total current liabilities               8,114,000      4,958,000

Deferred revenue                                       1,246,000        816,000
Long-term debt, excluding current portion
 (note 6)                                                  2,000          8,000
                                                     -----------    -----------

               Total liabilities                       9,362,000      5,782,000
                                                     -----------    -----------

Shareholders' equity (notes 6, 7 and 8):
 10% Cumulative convertible preferred stock,
  $.005 par value, 10,000,000 shares authorized;
  issued and outstanding 162,612 in 1995 and
  197,612 in 1994                                          1,000          1,000
 Common stock, $.005 par value, 50,000,000 shares
  authorized; shares issued and outstanding
  22,502,707 in 1995 and 19,178,060 in 1994              112,000         96,000
 Additional paid-in capital                           56,747,000     44,599,000
 Accumulated deficit                                 (23,187,000)   (19,239,000)
                                                     -----------    -----------
                                                      33,673,000     25,457,000

 Less 50,000 shares of treasury stock, at cost          (222,000)           --
                                                     -----------    -----------
               Total shareholders' equity             33,451,000     25,457,000
                                                     -----------    -----------

Commitments and contingencies (notes 14 and 15)

       Total liabilities and shareholders' equity   $ 42,813,000     31,239,000
                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

              For the years ended December 31, 1995, 1994 and 1993

                                                           1995               1994              1993
                                                                                              (NOTE 2)

Distribution and production services                   $ 17,307,000        12,244,000         6,778,000
Product sales                                             3,884,000         5,263,000         5,468,000
Equipment sales                                           6,784,000         4,387,000         3,970,000
License fees and royalties                                2,167,000         1,934,000           802,000
Other revenue                                               300,000           818,000           240,000
                                                         ----------        ----------        ----------

       Total revenue                                     30,442,000        24,646,000        17,258,000
                                                         ----------        ----------        ----------

Cost of distribution and production services              8,756,000         5,198,000         3,261,000
Cost of product sales                                     1,844,000         1,502,000         1,537,000
Cost of equipment sales                                   4,981,000         2,753,000         2,716,000
                                                         ----------        ----------        ----------

       Total cost of sales                               15,581,000         9,453,000         7,514,000
                                                         ----------        ----------        ----------

       Gross profit                                      14,861,000        15,193,000         9,744,000
                                                         ----------        ----------        ----------

Operating expenses:
 Selling, general and administrative                     16,838,000        12,336,000         9,347,000
 Legal and professional fees                              1,851,000           590,000           778,000
 Research and development                                 1,471,000         1,972,000         1,073,000
                                                         ----------        ----------        ----------

       Total operating expenses                          20,160,000        14,898,000        11,198,000
                                                         ----------        ----------        ----------

Operating income (loss)                                  (5,299,000)          295,000        (1,454,000)

Other income (expense)
 Interest income                                            478,000           466,000           505,000
 Interest expense                                          (170,000)          (54,000)          (71,000)
 Equity in earnings (loss) of affiliate                    (286,000)              --                --
 Other                                                    1,329,000               --                --
                                                         ----------        ----------        ----------

                                                          1,351,000           412,000           434,000

Earnings (loss) before income taxes                      (3,948,000)          707,000        (1,020,000)
Income taxes (note 5)                                           --                --            281,000
                                                         ----------        ----------        ----------

       Net earnings (loss)                             $ (3,948,000)          707,000        (1,301,000)
                                                         ==========        ==========        ==========
Net earnings (loss) per share                          $      (0.19)             0.03             (0.08)
                                                         ==========        ==========        ==========

Weighted average number of shares outstanding            20,301,000        21,124,000        17,135,000
                                                         ==========        ==========        ==========


See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

          Consolidated Statements of Shareholders' Equity (Deficiency)

              For the years ended December 31, 1995, 1994 and 1993

                                    10% CUMULATIVE
                                      CONVERTIBLE
                                   PREFERRED STOCK            COMMON STOCK      ADDITIONAL
                                --------------------    ----------------------    PAID-IN     ACCUMULATED    TREASURY
                                 SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL       DEFICIT       STOCK       TOTAL
                                --------    --------    ----------   ---------   ----------   -----------   ---------   ----------

Balance, December 31, 1992       392,498    $  2,000    13,214,597   $  66,000   26,009,000   (18,645,000)        --     7,432,000

Issuance of stock in
 conversion of debt                  --          --         29,646         --        75,000           --          --        75,000

Issuance of stock for
 exercise of warrants and
 options, net of issuance
 costs                               --          --      5,572,868      28,000   17,419,000           --          --    17,447,000

Conversion of preferred
 stock to common stock          (137,498)     (1,000)       38,439         --         1,000           --          --           --

Net loss                             --          --            --          --           --     (1,301,000)        --    (1,301,000)
                                --------    --------    ----------   ---------   ----------   -----------   ---------   ----------

Balance, December 31, 1993       255,000       1,000    18,855,550      94,000   43,504,000   (19,946,000)        --    23,653,000

Issuance of stock for
 exercise of warrants and
 options, net of issuance
 costs                               --          --        306,440       2,000    1,095,000           --          --     1,097,000

Conversion of preferred
 stock to common stock           (57,388)        --         16,070         --           --            --          --           --

Net earnings                         --           --            --          --           --       707,000         --       707,000
                                --------    --------    ----------   ---------   ----------   -----------   ---------   ----------

Balance, December 31, 1994       197,612    $  1,000    19,178,060   $  96,000   44,599,000   (19,239,000)        --    25,457,000


See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

          Consolidated Statements of Shareholders' Equity (Deficiency)

              For the years ended December 31, 1995, 1994 and 1993

                                    10% CUMULATIVE
                                      CONVERTIBLE
                                   PREFERRED STOCK            COMMON STOCK       ADDITIONAL
                                --------------------    ----------------------    PAID-IN     ACCUMULATED    TREASURY
                                 SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL       DEFICIT       STOCK       TOTAL
                                --------    --------    ----------   ---------   ----------   -----------   ---------   ----------

Issuance of stock for
 exercise of warrants and
 options, net of issuance
 costs                               --          --        314,843       1,000      679,000           --          --       680,000

Conversion of preferred
 stock to common stock           (35,000)        --          9,804         --           --            --          --           --

Issuance of stock in private
 offerings, net of issuance
 costs                               --          --      3,000,000      15,000   11,469,000           --          --    11,484,000

Acquisition of 50,000 common
 shares                              --          --            --          --           --            --     (222,000)    (222,000)

Net loss                             --          --            --          --           --     (3,948,000)        --    (3,948,000)
                                --------    --------    ----------   ---------   ----------   -----------   ---------   ----------

Balance, December 31, 1995       162,612   $   1,000    22,502,707  $  112,000   56,747,000   (23,187,000)   (222,000)  33,451,000
                                ========    ========    ==========   =========   ==========   ===========   =========   ==========

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              For the years ended December 31, 1995, 1994 and 1993

                                                                       1995                  1994                1993
                                                                     ----------           ----------          ----------
                                                                                                                (NOTE 2)

Cash flows from operating activities:
 Net earnings (loss)                                               $ (3,948,000)             707,000          (1,301,000)
 Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                      2,150,000              837,000             282,000
   Provision for doubtful accounts                                      983,000            1,037,000             206,000
   Loss on sale of marketable securities -
     available for sale                                                  70,000                  --                  --
   Amortization of deferred gain on sale and
     leaseback transactions                                          (1,316,000)          (1,300,000)           (900,000)
   (Increase) decrease in:
    Accounts receivable - trade                                        (349,000)          (3,430,000)         (3,094,000)
    Software development costs                                       (1,033,000)          (1,983,000)                --
    Inventory, net                                                   (1,875,000)            (872,000)         (2,265,000)
    Prepaid expenses and other assets                                (1,729,000)          (1,413,000)         (1,096,000)
   Increase (decrease) in:
    Accounts payable and accrued liabilities, net of
      amounts paid in stock                                             969,000            1,076,000             (80,000)
   Customer deposits                                                    278,000              356,000             368,000
                                                                     ----------           ----------          ----------
       Net cash used in operating activities                         (5,800,000)          (4,985,000)         (7,880,000)
                                                                     ----------           ----------          ----------

Cash flows from investing activities:
 Capital expenditures                                                (1,196,000)            (898,000)           (699,000)
 Notes receivable                                                    (1,944,000)            (406,000)         (2,653,000)
 Software development costs                                          (2,857,000)          (1,281,000)           (726,000)
 Purchases of other investments                                        (103,000)            (823,000)           (807,000)
 Purchases of marketable securities -
   available for sale                                                       --                   --           (4,515,000)
 Proceeds from maturities of marketable securities -
   available for sale                                                       --             2,554,000             961,000
 Proceeds from sales of marketable securities -
   available for sale                                                   930,000                  --                  --
 Proceeds from sale and leaseback transactions                        4,500,000            4,250,000           3,500,000
 Deposits related to sale and leaseback transactions                   (575,000)          (2,100,000)           (800,000)
                                                                     ----------           ----------          ----------
       Net cash provided by (used in) investing activities           (1,245,000)           1,296,000          (5,739,000)
                                                                     ----------           ----------          ----------


See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1995, 1994 and 1993

                                                                       1995                  1994                1993
                                                                     ----------           ----------          ----------
                                                                                                                (NOTE 2)

Cash flows from financing activities:
 Principal payments on debt                                        $ (1,031,000)            (557,000)           (237,000)
 Proceeds from issuance of debt                                       2,650,000              633,000             375,000
 Purchase of equipment related to sale and leaseback
   transactions                                                      (2,470,000)          (2,263,000)         (2,103,000)
 Proceeds from issuance of common stock, less issuance
   costs paid in cash                                                12,164,000            1,097,000          17,447,000
 Repurchase of common stock                                            (222,000)                 --                  --
                                                                     ----------           ----------          ----------
          Net cash provided by (used in) financing activities        11,091,000           (1,090,000)         15,482,000
                                                                     ----------           ----------          ----------

Net increase (decrease) in cash and cash equivalents                  4,046,000           (4,779,000)          1,863,000

Cash and cash equivalents at beginning of year                        2,429,000            7,208,000           5,345,000
                                                                     ----------           ----------          ----------

Cash and cash equivalents at end of year                           $  6,475,000            2,429,000           7,208,000
                                                                     ==========           ==========          ==========

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                                         $     59,000               54,000              38,000
                                                                     ==========           ==========          ==========

  Income taxes                                                     $          0              399,000              62,000
                                                                     ==========           ==========          ==========

Supplemental schedule of noncash investing and financing
  activities -  stock issued upon conversion of debt,
  net of issuance costs                                            $        --                   --               75,000
                                                                     ==========           ==========          ==========

See accompanying notes to consolidated financial statements.

                  NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

              For the years ended December 31, 1995, 1994 and 1993


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

     NTN Communications, Inc. ("The Company") was organized under the laws of the state of Delaware in 1984 for the purpose of investing in various business ventures. The Company, through its business units and subsidiaries develops, produces and distributes individual and multi-player interactive entertainment and education programs to a variety of media platforms.

     The Company is also engaged in the development and distribution of interactive video game software. The Company operates under several distribution and license agreements in the United States, United Kingdom, Australia, Germany, France and Switzerland. These products are sold primarily to wholesale distributors. Royalties result from licensing rights sold to foreign publishers.

     BASIS OF ACCOUNTING PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, National Telecommunicator Network, Inc. and New World Computing, Inc., and its partially-owned subsidiaries IWN Corporation, Inc. and LearnStar Inc. (LearnStar). During 1995, the Company directly owned 50% of LearnStar, however the Company funded all operations of LearnStar, and accordingly LearnStar has been consolidated as if it were wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

     For the purpose of financial statement presentation, the Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents at December+31, 1995 and 1994, consist of operational cash accounts and certificates of deposit with original maturities of three months or less.

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

     INVENTORY

     Inventory is valued at the lower of cost (first-in, first-out) or market and consist principally of finished goods and equipment. The Company maintains a valuation reserve which reflects the Company's estimate of the impact on inventory of potential obsolescence, excess quantities, and declines in market prices.

     DEPOSITS AND OTHER ASSETS

     Deposits and other assets include long-term life insurance contracts and other assets. These investments are carried at cost which approximates market value.

     REVENUE RECOGNITION

     Distribution and Production Service Revenue: Revenue is recognized as the service is provided by the Company.

     Product Sales: Revenue is recognizes when the product is shipped. Subject to limitations, the Company permits customers to obtain exchanges within certain specified periods, and provides price protection on certain unsold merchandise. Revenue is reflected net of an allowance for returns.

     Equipment Sales: Revenue is recorded when equipment is shipped or transferred to the purchaser.

     License Fee and Royalties: For those agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts, revenue is recognized upon execution of the agreement since the Company has no remaining obligations or incremental costs. Per copy royalties on sales that exceed the guarantee are recognized as earned. For those agreements which provide for the marketing rights and the future use of the Companyis name, technology and trademarks, revenue is recognized when all material services or conditions relating to the sale have been performed or satisfied.

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

     VALUATION OF STOCK TRANSACTIONS

     For stock issued in return for services, the transactions have been recorded at the value of the services received, if determinable; if such value was not determinable, the transactions were valued at the fair market value of the stock issued.

                  NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No.+86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization of costs for specific products is recognized on the relative value basis over the estimated economic life of each specific product, generally within one year. Amortization of costs related to interactive programs is recognized on a straight line basis over three to five years.

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


(3)  SALE OF SUBSIDIARY INTERESTS

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

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

(4) NOTES RECEIVABLE - RELATED PARTIES


    Short-term and long-term notes receivable is as follows:

                                                 1995           1994
                                              -----------    ---------

6% unsecured notes from officers and
 directors.  Revised in April 1996 to
 mature in three annual installments
 beginning in April 1997 of 10%, 30%
 and 60%, respectively.  Payable either
 in cash or through redemption of
 Company shares at fair market value.         $ 3,438,000    2,947,000

Non-interest bearing note of $2,500,000
 from unaffiliated company due $400,000
 in 1996 and $2,100,000 in 1997, net of
 deferred gain.  Secured by common
 stock.                                                --           --


6% - 8% unsecured notes from officers
 and directors.  Due in December 1996.            680,000      315,000


Non-interest bearing unsecured note.
 Payment received in March 1996.                  350,000           --


5% unsecured note.  Due from IWN L.P,
 an unconsolidated limited partnership
 in which the Company is a general
 partner.  Due March 2000 or earlier to
 the extent of available cash as
 provided in the limited partnership
 agreement.                                       738,000           --
                                              -----------    ---------

       Total                                    5,206,000    3,262,000

Current portion                                (1,030,000)          --
                                              -----------    ---------

                                              $ 4,176,000    3,262,000
                                              ===========    =========

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

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

    In 1995, the Company entered into a sale agreement to sell 45% of its shares in LearnStar in exchange for a note of $2,500,000. The gain has been deferred and will be recognized as the Company receives proceeds on the note receivable arising from the sale.

(5) FIXED ASSETS

    Fixed assets are recorded at cost and consist of the following:

                                                1995          1994
                                              -----------   ---------
Furniture and fixtures                        $   767,000     271,000
Equipment                                       2,917,000   2,217,000
Automobile                                         47,000      47,000
                                              -----------   ---------

                                                3,731,000   2,535,000
Accumulated depreciation                        1,631,000   1,130,000
                                              -----------   ---------

                                              $ 2,100,000   1,405,000
                                              ===========   =========

(6) SHORT-TERM BORROWINGS AND LONG-TERM DEBT

    Short-term borrowings and long-term debt is as follows:

                                                1995          1994
                                              -----------   ---------
$750,000 variable rate line of credit
 (30-day commercial paper rate plus
 2.9%, 8.73% at December 31, 1995).
 Matures in October 1996.  Secured by
 accounts receivable.                         $   722,000     445,000

Variable rate loan (8.4% at December
 31, 1995), due in May 1996, secured by
 life insurance policies.                       1,356,000          --

Other.                                             17,000      31,000
                                              -----------   ---------

       Total                                    2,095,000     476,000

Current portion of long-term debt              (2,093,000)   (468,000)
                                              -----------   ---------

                                              $     2,000       8,000
                                              ===========   =========

    The aggregate maturities of long-term debt for years subsequent to December 31, 1995 are as follows: 1996, $2,093,000; 1997, $2,000.

(7) INCOME TAXES

    The company accounts for income taxes in accordance with Statement of Financial Accounting

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

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

    At December 31, 1995, the Company has available net operating loss carryforwards of approximately $27,000,000 for federal income tax purposes, which begin to expire in 2006. The net operating loss carryforwards for state purposes, which begin to expire in 1996 are less than 50% of the federal tax amounts. The Company may have additional net operating loss carryforwards available subject to annual limitations under Internal Revenue Code 382.

The income tax provision consists of the following:

                  1995       1994       1993
                --------   --------   --------
Current
  Federal       $    --         --     234,000
  State              --         --      71,000
                --------   --------   --------
                     --         --     305,000
                --------   --------   --------

Deferred
  Federal            --         --     (15,000)
  State              --         --      (9,000)
                --------   --------   --------
                     --         --     (24,000)
                --------   --------   --------

Total           $    --         --     281,000
                ========   ========   ========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

The tax effects of significant temporary differences which comprise deferred tax assets and liabilities as of December 31, 1995 and 1994 consist of the following:

                                                1995          1994
                                            ------------    ----------
Deferred tax assets:
  Book-Tax amortization difference          $     23,000        16,000
  Bad debt reserve                               696,000       174,000
  Inventory reserve                               70,000        30,000
  Compensation and vacation accrual              242,000       143,000
  Sale-Leaseback transactions                    803,000       622,000
  Prepaid litigation expense                     110,000            --
  NOL carryforwards                           12,210,000    10,363,000
  Other                                           44,000            --
                                            ------------    ----------
Total gross deferred tax assets               14,198,000    11,348,000
Less: Valuation allowance                    (11,727,000)   (9,930,000)
                                            ------------    ----------

Net deferred tax assets                     $  2,471,000     1,418,000
                                            ------------    ----------

Deferred tax liabilities:
  Book-Tax depreciation difference          $   (105,000)      (51,000)
  Capitalized software                        (2,236,000)   (1,361,000)
  Gain on sale of IWN Inc. interest             (128,000)           --
  Other                                           (2,000)       (6,000)
                                            ------------    ----------
Total gross deferred liabilities              (2,471,000)   (1,418,000)
                                            ------------    ----------

Net deferred taxes                          $         --            --
                                            ============    ==========

A reconciliation of income taxes atthe Federal statutory rate with the provision for income taxes follows:

                                           1995     1994     1993
                                          ------   ------   ------
  Federal income tax rate                   (40%)    (40%)    (40%)
  Taxes on subsidiary not offset by net
   operating loss carryforwards              --       --     27.5%
  Effect of net operating loss
   carryfoward and valuation allowances      40%      40%      40%
                                          -----    -----    -----

Effective income tax rate                     0%       0%    27.5%
                                          =====    =====    =====

    The net change in the total valuation allowance for the years ended December 31, 1995 and 1994 was an increase of $1,797,000 and $300,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating earnings and projections for taxable income for the future, management has determined that it is more likely than not that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.


(8) COMMON STOCK OPTIONS

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

    The Company has a qualified incentive stock option plan under which 2,000,000 restricted common shares are authorized for grant. Options granted in or after 1993 generally vest 33% annually, commencing one year from the date of grant and expire five years from the date of grant. A summary of the status of the Company's qualified incentive stock option plan follows:

                                     OUTSTANDING      OPTION PRICE   EXERCISABLE
                                       OPTIONS          PER SHARE      OPTIONS
                                     -----------      ------------   -----------
December 31, 1993                      715,097        $2.25 - 8.25      317,897
Options granted                        705,450         5.75 - 8.25       90,000
Options that became exercisable             --         6.50 - 8.25      133,400
Options exercised                       (8,867)        2.25 - 6.50       (8,867)
Options lapsed and canceled            (19,900)        6.38 - 6.50           --
                                     ---------        ------------    ---------

December 31, 1994                    1,391,780         2.25 - 8.25      532,430
Options granted                      1,691,600         4.00 - 8.00      530,000
Options that became exercisable             --         6.38 - 8.25      369,450
Options exercised                      (10,500)        2.25 - 6.50      (10,500)
Options lapsed and canceled            (62,550)        4.50 - 6.50      (62,550)
                                     ---------        ------------    ---------

December 31, 1995                    3,010,330        $2.25 - 8.25    1,358,830
                                     =========        ============    =========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     The Company previously had a non-qualified stock option plan under which 1,455,000 restricted common shares were granted. Non-qualified options vest 50% annually, commencing one year from the date of grant and expire five years from the date of grant. A summary of the status of the non-qualified stock options follows:

                                     OUTSTANDING      OPTION PRICE   EXERCISABLE
                                       OPTIONS          PER SHARE      OPTIONS
                                     -----------      ------------   -----------
December 31, 1993                      1,260,000      $2.00 - 8.25      460,000
Options granted                          195,000       5.75 - 8.25           --
Options that became exercisable               --                --      400,000
Options exercised                             --                --           --
Options lapsed and canceled                   --                --           --
                                       ---------      ------------      -------

December 31, 1994                      1,455,000       2.00 - 8.25      860,000
Options granted                               --                --           --
Options that became exercisable               --       5.75 - 8.25      497,500
Options exercised                             --                --           --
Options lapsed and canceled                   --                --           --
                                       ---------      ------------      -------

December 31, 1995                      1,455,000      $2.00 - 8.25    1,357,500
                                       =========      ============    =========

(9)  10% CUMULATIVE CONVERTIBLE PREFERRED STOCK

     The Company has authorized 10,000,000 shares of 10% cumulative convertible preferred stock, of which 162,612 and 197,612 were issued and outstanding at December 31, 1995 and 1994, respectively. The stock has no voting rights and has a $1.00 per share liquidation preference over common stock. At December 31, 1995, each share is currently convertible into .2801 shares of common stock at the option of the holder. During 1995, 35,000 shares of cumulative convertible preferred stock converted into 9,804 shares of common stock.

(10) WARRANTS

     The Company has issued various warrants to purchase common stock, all of which are exercisable as of December 31, 1995. The following summarizes warrants issued and outstanding:

                                     OUTSTANDING     WARRANT PRICE   EXERCISABLE
                                      WARRANTS         PER SHARE      WARRANTS
                                     -----------     -------------   -----------
December 31, 1993                      3,245,121     $2.00 - 20.00    3,245,121
Warrants granted                         437,500      5.13 -  7.50      437,500
Warrants that became exercisable              --                --           --
Warrants exercised                      (297,573)     2.00 -  3.70     (297,573)
Warrants lapsed and canceled              (3,119)            20.00       (3,119)
                                      ----------     -------------   ----------

December 31, 1994                      3,381,929      2.00 -  8.00    3,381,929
Warrants granted                         733,500      4.00 -  6.13      733,500
Warrants that became exercisable              --                --           --
Warrants exercised                      (225,600)     2.00 -  3.70     (225,600)
Warrants lapsed and canceled                  --                --           --
                                      ----------     -------------   ----------

December 31, 1995                      3,889,829     $2.00 - 8.00     3,889,829
                                       =========     ============     =========

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

                                           1995          1994          1993
                                        -----------    ----------    ----------
Net Sales
 Hospitality Interactive Services       $21,720,000    16,710,000     8,970,000
 Education Interactive Services           1,095,000            --            --
 Software Development and Distribution    5,379,000     5,747,000     6,135,000
 Corporate and Other                      2,248,000     2,189,000     2,153,000
                                        -----------    ----------    ----------

   Total                                $30,442,000    24,646,000    17,258,000
                                        ===========    ==========    ==========

Operating Income (Loss)
 Hospitality Interactive Services       $ 3,547,000     2,839,000     1,461,000
 Education Interactive Services          (2,149,000)           --            --
 Software Development and Distribution      127,000       251,000       633,000
 Corporate and Other                     (6,824,000)   (2,795,000)   (3,548,000)
                                        -----------    ----------    ----------

   Total                                $(5,299,000)      295,000    (1,454,000)
                                        ===========    ==========    ==========

Identifiable Assets
 Hospitality Interactive Services       $28,125,000    20,246,000    21,787,000
 Education Interactive Services           1,320,000     1,104,000            --
 Software Development and Distribution    6,152,000     4,856,000     1,706,000
 Corporate and Other                      7,216,000     5,033,000     3,747,000
                                        -----------    ----------    ----------

   Total                                $42,813,000    31,239,000    27,240,000
                                        ===========    ==========    ==========

Capital Expenditures
 Hospitality Interactive Services       $   945,000       763,000       629,000
 Education Interactive Services             116,000            --            --
 Software Development and Distribution       30,000        51,000            --
 Corporate and Other                        105,000        84,000        70,000
                                        -----------    ----------    ----------

   Total                                $ 1,196,000       898,000       699,000
                                        ===========    ==========    ==========

Depreciation and Amortization
 Hospitality Interactive Services       $   965,000       499,000       249,000
 Education Interactive Services              78,000            --            --
 Software Development and Distribution    1,071,000       310,000        18,000
 Corporate and Other                         36,000        28,000        15,000
                                        -----------    ----------    ----------

   Total                                $ 2,150,000       837,000       282,000
                                        ===========    ==========    ==========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

Sales to foreign customers are as follows:


                                            1995          1994          1993
                                        -----------    ----------    ----------

Distribution and production services    $   896,000       660,000       580,000
Equipment sales                             711,000       429,000       689,000
License fees and royalties                1,521,000       851,000       802,000
                                        -----------    ----------    ----------

           Total                        $ 3,128,000     1,940,000     2,071,000
                                        ===========    ==========    ==========

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

(14) COMMITMENTS AND CONTINGENCIES

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

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

     Future minimum lease obligations under noncancelable operating leases at December 31, 1995 are as follows:


YEARS ENDING      RELATED PARTY       OTHER
------------      -------------   -------------

1996              $     285,000       4,822,000
1997                    314,000       3,179,000
1998                    350,000       1,198,000
1999                    373,000         162,000
2000                    378,000         161,000
Thereafter              189,000          12,000
                  -------------   -------------

Total             $   1,889,000       9,534,000
                  =============   =============

     The Company provides services to group viewing locations, generally bars and lounges, and to third party distributors primarily throughout the United States. In addition, the Company licenses its technology and products to licensees outside of the United States. Concentration of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Companys customer base, and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers financial condition and, generally, requires deposits from its customers. At December 31, 1995, the Company had no significant concentrations of credit risk.

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

     The Company is also defending litigation filed by various shareholders of the Company. The class action suit seeks to recover unspecified damages for a drop in the market price of the Company's Common Stock following an announcement that an anticipated agreement under which the Company would sell certain equipment and services to an arm of the Mexican Government may be put out for bid. Whereas the Company has vigorously defended this litigation and believes, in part, based upon the opinion of outside counsel, on the merits of its defense, the Company has entered into substantive negotiations to resolve this matter out-of-court to avoid costly and protracted litigation, in the best interests of its shareholders. A preliminary framework for such a resolution has

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES been reached, however, any proposed settlement between the parties will be subject to notification to each of the class members and final court approval.

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

                                                                     Schedule II
                                                                     -----------

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1995, 1994 and 1993

                                    ADDITIONS                     BALANCE
ALLOWANCE FOR          BALANCE AT   CHARGED TO                    AT END
DOUBTFUL ACCOUNTS      BEGINNING    EXPENSE      DEDUCTIONS (a)   OF PERIOD
-----------------      ----------   ----------   --------------   ---------

        1993           $   70,000      206,000          96,000      180,000

        1994           $  180,000      375,000         120,000      435,000

        1995           $  435,000      987,000         663,000      759,000


(a)  Reflects trade accounts receivable written off during the year.

                                       ADDITIONS                     BALANCE
RESERVE FOR SALES         BALANCE AT   OFFSET TO                     AT END
RETURNS AND ALLOWANCES    BEGINNING    REVENUE      DEDUCTIONS (b)   OF PERIOD
----------------------    ----------   ----------   --------------   ---------

        1993              $        -            -                -           -

        1994              $        -    1,261,000          599,000     662,000

        1995              $  662,000    1,186,000        1,190,000     658,000


(b) Reflects actual returns and allowances charged against the reserve during the year.

                                        ADDITIONS                     BALANCE
                           BALANCE AT   CHARGED TO                    AT END
RESERVE FOR OBSOLESCENCE   BEGINNING    EXPENSE      DEDUCTIONS (b)   OF PERIOD
------------------------   ----------   ----------   --------------   ---------

        1993               $        -            -                -           -

        1994               $        -            -                -           -

        1995               $        -    1,000,000                -   1,000,000
