Form 10-Q/A
period 1996-09-30
NTN COMMUNICATIONS INC
filed 1997-03-28
CIK 748592

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              -------------------

                                  FORM 10-Q/A

                               AMENDMENT NO. 1 TO
                              -------------------

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
            QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
            TRANSITION PERIOD FROM ____________ TO ____________

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


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

            YES  X      NO
                ---        ---

  Number of shares outstanding of each of the registrant's classes of common stock, as of November 11, 1996: 23,134,953 shares of common stock, $.005 par value.

                         PART I--FINANCIAL INFORMATION
                         -----------------------------

  Item 1.  FINANCIAL STATEMENTS.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
              September 30, 1996 (Unaudited) and December 31, 1995


                                                                          September 30,             December 31,
                 Assets                                                       1996                      1995
                 ------                                                   ------------              -----------
Current assets:
  Cash and cash equivalents                                                 $   767,000                6,485,000
  Marketable securities - available for sale                                 10,223,000                       --
  Interest-bearing security deposits                                          2,056,000                1,575,000
  Accounts receivable - trade, net of
   allowance for doubtful accounts                                            3,856,000                2,668,000
  Accounts receivable - officers and directors                                       --                  100,000
  Accounts receivable - other                                                   265,000                1,750,000
  Notes receivable - related parties                                            680,000                1,030,000
  Prepaid expenses and other current assets                                   2,057,000                2,223,000
  Inventory, net                                                                     --                5,618,000
  Net assets of discontinued operations                                              --                4,560,000
                                                                            -----------              -----------

       Total current assets                                                  19,904,000               26,009,000

Broadcast equipment, net                                                      5,656,000                       --
Fixed assets, net                                                             2,134,000                2,023,000
Notes receivable - related parties                                            4,832,000                4,176,000
Interest-bearing security deposits                                              539,000                2,200,000
Software development costs, net                                               3,698,000                3,152,000
Other assets                                                                  3,625,000                3,661,000
                                                                            -----------              -----------

       Total assets                                                         $40,388,000               41,221,000
                                                                            ===========              ===========

                                                                     (Continued)

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued
              September 30, 1996 (Unaudited) and December 31, 1995


                                                            September 30,              December 31,
  Liabilities and Shareholders' Equity                           1996                     1996
  ------------------------------------                      ------------               -----------
Current liabilities:
  Accounts payable and accrued liabilities                    $ 6,506,000              $ 2,862,000
  Short-term borrowings                                         2,018,000                1,371,000
  Deferred revenue                                              1,011,000                1,024,000
  Customer deposits                                             1,237,000                1,284,000
                                                              -----------              -----------
       Total current liabilities                               10,772,000                6,541,000

Deferred revenue - long term                                    1,750,000                1,229,000
                                                              -----------              -----------

       Total liabilities                                       12,522,000                7,770,000
                                                              -----------              -----------

Minority interest                                                  29,000

Shareholders' equity:
  10% Cumulative convertible preferred
    stock, $.005 par value, 10,000,000
    shares authorized; issued and
    outstanding 161,112 in 1996 and 1995                            1,000                    1,000

  Common stock, $.005 par value,
    50,000,000 shares authorized; shares
    issued and outstanding 23,134,953 in
    1996 and 22,502,707 in 1995                                   116,000                  112,000

  Treasury stock, 594,500 shares in 1996
    and 50,000 shares in 1995 at cost                          (2,551,000)                (222,000)
    Additional paid-in capital                                 57,559,000               56,747,000
    Accumulated deficit                                       (27,288,000)             (23,187,000)
                                                              -----------              -----------

       Total shareholders' equity                              27,837,000               33,451,000


       Total liabilities and shareholders' equity             $40,388,000              $41,221,000
                                                              -----------              -----------

See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                 Three Months     Three Months     Nine Months      Nine Months
                                                 September 30,    September 30,   September 30,    September 30,
                                                      1996            1995             1996             1995
                                                 ------------     ------------    ------------     ------------
Hospitality services                             $ 5,157,000        3,969,000      15,201,000       10,958,000
Home services                                        347,000          165,000       1,030,000          404,000
Advertising revenues                                 375,000          282,000         869,000          788,000
Equipment sales, net                                 262,000          887,000       1,771,000        1,913,000
Other revenue                                         34,000               --         816,000          232,000
                                                 -----------       ----------      ----------       ----------
       Total revenues                              6,175,000        5,303,000      19,687,000       14,295,000

Operating expenses:
     Operating costs                               3,998,000        1,348,000       6,797,000        2,995,000
     Selling, general and administrative           5,603,000        2,336,000      11,964,000        6,813,000
     Legal and professional fees                     415,000          100,000       1,295,000        1,417,000
     Equipment lease expense                       1,350,000          963,000       3,640,000        2,845,000
     Research and development                        515,000          534,000       1,425,000        1,269,000
     Special charges                                 721,000               --         721,000               --
                                                 -----------       ----------      ----------       ----------

       Total operating expenses                   12,602,000        5,281,000      25,842,000       15,339,000

Operating income (loss)                           (6,427,000)          22,000      (6,155,000)      (1,044,000)

Investment income, net of investment expense          28,000           92,000         136,000          101,000
                                                 -----------       ----------      ----------       ----------

Earnings (loss) before minority
 interest and income taxes                        (6,399,000)         114,000      (6,019,000)        (943,000)
Minority interest                                   (333,000)              --              --               --
                                                 -----------       ----------      ----------       ----------

Earnings (loss) from continuing
 operations before income taxes                   (6,732,000)         114,000      (6,019,000)        (943,000)
Provision for income taxes                                --               --              --               --
                                                 -----------       ----------      ----------       ----------

Earnings (loss) from continuing operations        (6,732,000)         114,000      (6,019,000)        (943,000)

Gain (loss) from discontinued operations                  --          791,000       1,918,000           76,000
                                                 -----------       ----------      ----------       ----------

       Net earnings (loss)                       $(6,732,000)         905,000      (4,101,000)        (867,000)
                                                 ===========       ==========      ==========       ==========
Net earnings (loss) per share:
     Continuing operations                       $      (.30)              --            (.27)            (.04)
     Discontinued operations                              --              .04             .09               --
                                                 -----------       ----------      ----------       ----------
     Net earnings (loss)                         $      (.30)             .04            (.18)            (.04)
                                                 ===========       ==========      ==========       ==========

Weighted average number of shares
 outstanding                                      22,487,000       21,270,000      22,599,000       19,618,000
                                                 ===========       ==========      ==========       ==========

See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
         Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)


                                                 Three Months     Three Months     Nine Months      Nine Months
                                                 September 30,    September 30,   September 30,    September 30,
                                                      1996            1995             1996             1995
                                                 ------------     ------------    ------------     ------------
Cash flows from (used for) operating
 activities:
  Net earnings (loss)                           $(6,732,000)        905,000     (4,101,000)      (867,000)
  Adjustments to reconcile net earnings
   (loss) to net cash provided by (used
   in) operating activities:
     Provision for depreciation,
      obsolescence and amortization               2,565,000         198,000      3,450,000        689,000
     Provision for doubtful accounts                167,000          11,000        255,000         94,000
     (Gain) loss on sale and leaseback
      transactions                                  427,000        (152,000)            --       (791,000)
     Amortization of deferred gain on
      sale and leaseback transactions               267,000        (231,000)      (734,000)      (687,000)
     Minority interest in net income
      (loss) of consolidated subsidiary             362,000             --          29,000             --
     (Increase) decrease in:
      Accounts receivable - trade                 1,722,000        (159,000)       142,000       (990,000)
      Broadcast equipment, net                           --          32,000             --       (766,000)
      Prepaid expenses and other assets           1,810,000      (5,129,000)     4,721,000     (7,386,000)
     Increase (decrease) in:
      Accounts payable and accrued liabilities    1,161,000         987,000      4,029,000      2,221,000
      Deferred revenue                              133,000        (116,000)       212,000        227,000
      Customer deposits                              12,000         200,000        (47,000)       355,000
                                                -----------       ---------     ----------    -----------
      Net cash provided by (used for)
       operating activities                       1,894,000      (3,454,000)     7,956,000     (7,901,000)
                                                -----------       ---------     ----------    -----------
Cash flows from (used for) investing
 activities:
  Capital expenditures                             (246,000)       (248,000)      (590,000)      (814,000)
  Purchase of broadcast equipment                (3,068,000)             --     (2,276,000)            --
  Buyout of lease obligations                      (385,000)             --       (385,000)            --
  Notes receivable - related parties               (131,000)        (25,000)      (306,000)      (300,000)
  Software development costs                       (414,000)       (471,000)    (1,238,000)    (1,580,000)
  Receipt of marketable securities -
   available for sale                                77,000              --    (10,223,000)            --
  Proceeds from sales of marketable securities
   - available for sale                                  --         370,000             --      1,000,000
  Proceeds from sale and leaseback
   transactions                                  (1,460,000)      2,250,000      2,415,000      4,500,000

  Deposits related to sale and leaseback
   transactions                                   1,534,000         388,000      1,180,000        325,000
                                                -----------       ---------     ----------    -----------
      Net cash provided by (used for)
       investing activities                      (4,093,000)      2,264,000    (11,423,000)     3,131,000
                                                -----------       ---------     ----------    -----------

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
         Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                           Three Months     Three Months     Nine Months      Nine Months
                                                           September 30,    September 30,   September 30,    September 30,
                                                                1996            1995             1996             1995
                                                           ------------     ------------    ------------     -------------
Cash flows from (used for) financing
 activities:
  Principal payments on debt                               $   (3,000)         (4,000)       (12,000)       (11,000)
  Proceeds from issuance of debt                              653,000          45,000        659,000      1,875,000
  Purchase of equipment related to sale
   and leaseback transactions                                 843,000      (1,285,000)    (1,385,000)    (2,470,000)

  Proceeds from issuance of common
   stock, less issuance costs paid in cash                    577,000       4,233,000        817,000      6,938,000

  Payments for purchase of treasury stock                          --              --     (2,330,000)            --
                                                          -----------       ---------     ----------    -----------

       Net cash provided by (used for)
        financing activities                                2,070,000       2,989,000     (2,251,000)     6,332,000
                                                          -----------       ---------     ----------    -----------

Net increase (decrease) in cash and
 cash equivalents                                            (129,000)      1,799,000     (5,718,000)     1,562,000


Cash and cash equivalents at beginning
 of period                                                    896,000       2,168,000      6,485,000      2,405,000
                                                          -----------       ---------     ----------    -----------

Cash and cash equivalents at end of period                $   767,000       3,967,000        767,000      3,967,000
                                                          ===========       =========     ==========    ===========


Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
    Interest                                              $    52,000          34,000        117,000         72,000
                                                          ===========       =========     ==========    ===========
    Income taxes                                          $        --              --             --             --
                                                          ===========       =========     ==========    ===========

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


   3.  Discontinued Operations - Sale of New World Computing.
       -----------------------------------------------------

   On June 30, 1996 the Company entered into a definitive agreement to sell all of the assets and business of its New World Computing subsidiary to the 3DO Company (3DO) for approximately $13,600,000. In consideration of the sale, 3DO issued to the Company 1,017,953 shares of common stock of 3DO and assumed $1,650,000 of liabilities of New World. 3DO has guaranteed that the cash value realized by the Company upon sale of the shares will not be less than $10.04 per share, notwithstanding the market price of such shares.

   The disposal of the New World has been accounted for as a discontinued operation. Accordingly, the consolidated financial statements for all prior periods have been reclassified to report separately the net assets and operating results of the discontinued business.

   The gain (loss) resulting from the sale of New World and revenues from discontinued operations for each period reported is as follows.


                                                Three Months     Three Months      Nine Months       Nine Months
                                               Sept. 30, 1996   Sept. 30, 1995   Sept. 30, 1996    Sept. 30, 1995
                                               --------------   --------------   --------------    --------------
Gain on disposal of New World                      $       --               --        4,200,000              --
Income (loss) from discontinued
 operations of New World                                   --          791,000       (1,282,000)         76,000

Tax provision for gain on sale                             --               --       (1,000,000)             --
                                                   ----------        ---------       ----------       ---------
 Total                                             $       --          791,000        1,918,000         (76,000)
                                                   ==========        =========       ==========       =========

 Revenues                                          $       --        1,866,000        2,085,000       3,286,000
                                                   ==========        =========       ==========       =========


   4.  Rescission of Sale and Other Charges.
       ------------------------------------

   In December 1995, the Company sold a 45% interest in its LearnStar Inc., subsidiary to an unaffiliated company for $2,500,000 in return for a note receivable in the amount of $2,500,000. The gain on the sale was deferred to be recognized as the Company receives payments on the note. During the quarter ended September 30, 1996 the parties agreed to rescind the sale. Earlier in 1996, the Company recognized a gain on the sale and also allocated losses to the minority partner through credits to Minority Interest. The aggregate adjustment to rescind the sale totaled $600,000, representing a reduction of other income of $267,000 and a reduction in minority interest of $333,000.

   In addition, the Company recorded significant other charges totaling $5,042,000. These charges are based on management's analysis and review of assets, obligations, current operations and future strategic plans of the Company. The charges are summarized as follows:


Write-down of assets related to
 selected business activities              $  944,000
Allowance for obsolete inventory and
 equipment                                  2,478,000
Accrual for severance pay and other         1,620,000
                                           ----------
Total                                      $5,042,000
                                           ==========

   The write-down of assets of $944,000 is comprised of deferred costs associated with prospective franchising activities that the Company has determined will not be pursued, a change in estimate related to advertising costs capitalized under the guidelines of SOP 93-7, and a charge for a license relating to its LearnStar subsidiary.

   The allowance for obsolete inventory and equipment is a result of an evaluation of the Company's current inventory of equipment related to current and anticipated operations that resulted in a determination that certain equipment had become obsolete and would not be used in the future.

   The accrual of severance pay and other charges is related to liabilities recorded as a result of planned lay-offs of personnel. Most individuals will receive severance payments immediately; however, individuals receiving large severance payments will be paid over an extended period of time in excess of one year.

   5.  Business Segment Data.
       ---------------------

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

                                              Three Months          Three Months           Nine Months           Nine Months
                                           September 30, 1996    September 30, 1995    September 30, 1996    September 30, 1995
                                           ------------------    ------------------    ------------------    ------------------
Revenue
 Hospitality Interactive Services                 $ 5,503,000             4,759,000            17,367,000            13,358,000
 International                                        309,000               139,000               420,000               227,000
 Home Services                                        422,000               158,000             1,105,000               420,000
 Education Interactive Services                        73,000                    --               305,000                    --
 Other                                               (132,000)              247,000               490,000               290,000
                                                  -----------             ---------            ----------            ----------
 Total                                            $ 6,175,000             5,303,000            19,687,000            14,295,000
                                                  ===========             =========            ==========            ==========

Earnings (Loss) from Continuing Operations
before income taxes
 Hospitality Interactive Services                 $(4,483,000)              718,000            (3,545,000)              323,000
 International                                       (306,000)             (387,000)             (278,000)             (501,000)
 Home Services                                     (1,379,000)             (198,000)           (1,262,000)             (546,000)
 Education Interactive Services                    (1,054,000)                   --            (1,424,000)                   --
 Other                                                490,000               (19,000)              490,000              (219,000)
                                                  -----------             ---------            ----------            ----------
 Total                                            $(6,732,000)              114,000            (6,019,000)             (943,000)
                                                  ===========             =========            ==========            ==========

   The following table presents the revenue and operating results from continuing operations for the principal business units for each of the quarters in 1996.

                                                         First                 Second              Third               Year
                                                        Quarter               Quarter             Quarter             to Date
                                                          1996                  1996               1996                1996
                                                    --------------         --------------      --------------      -----------
Revenue
 Hospitality Interactive Services                     $5,509,000             6,355,000           5,503,000          17,367,000
 International                                           111,000                                   309,000             420,000
 Home Services                                           255,000               428,000             422,000           1,105,000
 Education Interactive Services                           38,000               194,000              73,000             305,000
 Other                                                   297,000               325,000            (132,000)            490,000
                                                      ----------             ---------           ---------          ----------
 Total                                                $6,210,000             7,302,000           6,175,000          19,687,000
                                                      ==========             =========           =========          ==========

Earnings (Loss) from Continuing Operations
before income taxes
 Hospitality Interactive Services                     $  482,000               456,000          (4,483,000)         (3,545,000)
 International                                            25,000                 3,000            (306,000)           (278,000)
 Home Services                                            22,000                95,000          (1,379,000)         (1,262,000)
 Education Interactive Services                         (285,000)              (85,000)         (1,054,000)         (1,424,000)
 Other                                                        --                    --             490,000             490,000
                                                      ----------             ---------           ---------          ----------
 Total                                                $  244,000               469,000          (6,732,000)         (6,019,000)
                                                      ==========             =========           =========          ==========

   Each of the business segments continues to use working capital and may continue to require additional capital for operating expenses, new services development, marketing of services and equipment purchases.

   6.  Earnings per Share.
       ------------------

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

   Earnings per share amounts are based on 22,599,000, 19,618,000, and 22,487,000 common shares for the nine months ended September 30, 1996 and 1995 and three months ended September 30, 1996, respectively. The impact of the common stock equivalents would have had an antidilutive effect for these periods and accordingly have not been included in the computation. Earnings per share amounts for the three months ended September 30, 1995 are based on 21,270,000 common shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

     The Company uses existing technology to develop, produce and distribute two-way multi-player interactive programs in conjunction with live events and also produces and distributes its own original interactive programs. The Company's principal sources of revenue from distribution activities are derived from (a) distribution fees in the United States; (b) advertising fees, (c) distribution fees from foreign licensees; (d) sales of interactive equipment;
(e) licensing fees from foreign and domestic licensees; and (f) the licensing of the Company's technology and equipment sales to other users.

     On October 25, 1996, the Company reported that it was recently advised by the United States Federal Communications Commission (FCC) that its Playmaker(R) keypad had not received formal approval. Upon notification, the Company commenced testing its equipment and submitted its application to the FCC. There was no interruption of the Company's services to existing Hospitality Services customers, nor have any of the Company's Home Services been affected. The Company believes that its application was complete and has not been advised of any problem with its application, nor of any reason as to why its application should not be granted. Upon receipt of FCC approval, the Company will be in a position to immediately begin shipments to new locations.

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

   In addition, the Company recorded significant other charges totaling $5,042,000. These charges are based on management's analysis and review of assets, obligations, current operations and future strategic plans of the Company.

   The charges are summarized as follows:


Write-down of assets related to
 selected business activities              $  944,000
Allowance for obsolete inventory and
 equipment                                  2,478,000
Accrual for severance pay and other         1,620,000
                                           ----------

Total                                      $5,042,000
                                           ==========

   The write-down of assets of $944,000 is comprised of certain costs associated with prospective franchising activities that the Company has determined will not be pursued, a change in estimate related to advertising costs capitalized under the guidelines of SOP 93-7, and a charge for a license related to its LearnStar subsidiary. None of these charges is due to contractions in the core businesses of the Company, and they will not effect future liquidity or results of operations.

   The allowance for obsolete inventory and equipment is a result of an evaluation of the Company's current inventory of equipment related to current and anticipated operations that resulted in a determination that certain equipment had become obsolete and would not be used in the future. This charge was not due to a contraction in the Company's core businesses and will not effect future liquidity or results of operations.

   The accrual of severance pay and other charges is related to liabilities recorded as a result of planned lay-offs of personnel. Most individuals will receive severance payments immediately; however, individuals receiving large severance payments will be paid over an extended period of time in excess of one year. The planned lay-offs are not due to a contraction in the Company's core businesses but rather to cost-cutting measures being implemented to improve profitability. Severance payments, depending on the extent and timing, could effect future liquidity, but are expected to be funded from on-going operations.


     The Company incurred a net loss of $6,732,000 for the three months ended September 30, 1996 compared to a net profit of $905,000 for the three months ended September 30, 1995. 1995 results have been adjusted to reflect the sale of New World in 1996 as a discontinued operation. The 1996 results include significant other charges totaling $5,042,000 and a $600,000 charge for the rescission of the sale of LearnStar. Net of the other charges and the charge for rescission of the sale of LearnStar, the Company incurred a loss in the three months ended September 30, 1996 of $1,090,000. This compares, on a comparable basis, to a profit for the three months ended September 30, 1995 of $114,000.

     For the current quarter, total revenues increased 16% from $5,303,000 to $6,175,000. This increase is the result of growth in most of the Company's principal revenue activities.

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

     Equipment Sales, net of cost of sales decreased 70% from $887,000 to $262,000. Equipment sales are predominantly due to sales to foreign licensees which are subject to outside influences and can occur at random times throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees and its educational customers.

     In the third quarter of 1996 the Company ceased selling equipment (used in Hospitality locations) under sale and leaseback arrangements. In addition, the Company entered into several transactions to buy out of existing sale and leaseback obligations. In 1992, the Company began entering into sale-leaseback arrangements as a method of financing the acquisition of equipment installed at Hospitality locations. At the time, the Company had few customers and a limited track record of providing its interactive programming to customers. Further, the Company's ability to raise capital through other means was limited. Accordingly, this financing method, although inherently expensive, was the best available source of capital at the time such arrangements were established. In the past few years, the Company has gained additional experience in providing interactive programs and the customer base has continued to grow at a rapid rate. With this growth and improved operations, management believes that sale-leaseback arrangements are not the best financing method currently available to the Company. Accordingly, the Company has discontinued selling and leasing back the equipment installed at its Hospitality locations under historic terms and has begun a program to repurchase the equipment that was the subject of many previous sale-leaseback arrangements. Although the program requires the immediate use of cash, it is expected to result in improved future cash flow due to the elimination of many lease payments.

     Operating Expenses related to Hospitality and Home services rose from $1,348,000 in the prior year's quarter to $3,998,000 in the current years quarter, an increase of 197%. The increase is largely attributable to a charge of $2,478,000 for a write-down of obsolete equipment and to the expansion in the number of subscribers and online services contracting for services. Exclusive of the charge for obsolete equipment, operating costs increased 13% compared to a combined increase in Hospitality and Home services revenue of 33%. Selling, General and Administrative expenses increased 140% from $2,336,000 to $5,603,000. Included in Selling, General and Administrative expenses are several significant charges, including an accrual of severance benefits, an increase in the allowance for bad debt, and a change in estimate for deferred advertising costs aggregating $1,707,000. Exclusive of these specific charges, Selling, General and Administrative expenses increased 67% over the previous year's quarter largely due to general growth and enhanced sales and marketing efforts by both NTN and LearnStar. Legal and Professional expenses increased 315% due to fees associated with litigation and other legal and accounting services incurred. Research and Development expense remained consistent as the Company continued its exploration of new technical platforms and interactive services. Other charges include a write-down of assets of $721,000 for costs associated with prospective franchising activities that the Company has determined will not be pursued and a charge for a license related to its LearnStar subsidiary due to the rescission of the sale of interests of LearnStar.

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

   In addition, the Company recorded significant other charges totaling $5,042,000. These charges are based on management's analysis and review of assets, obligations, current operations and future strategic plans of the Company.

   The charges are summarized as follows:


Write-down of assets related to            $  944,000
 selected business activities
Allowance for obsolete inventory and        2,478,000
 equipment
Accrual for severance pay and other         1,620,000
                                           ----------
Total                                      $5,042,000
                                           ==========

   The write-down of assets of $944,000 is comprised of certain costs associated with prospective franchising activities that the Company has determined will not be pursued, a change in estimate related to advertising costs capitalized under the guidelines of SOP 93-7, and a charge for a license related to its LearnStar subsidiary. None of these charges is due to contractions in the core businesses of the Company, and they will not effect future liquidity or results of operations.

   The allowance for obsolete inventory and equipment is a result of an evaluation of the Company's current inventory of equipment related to current and anticipated operations that resulted in a determination that certain equipment had become obsolete and would not be used in the future. This charge was not due to a contraction in the Company's core businesses and will not effect future liquidity or results of operations.

   The accrual of severance pay and other charges is related to liabilities recorded as a result of planned lay-offs of personnel. Most individuals will receive severance payments immediately; however, individuals receiving large severance payments will be paid over an extended period of time in excess of one year. The planned lay-offs are not due to a contraction in the Company's core businesses but rather to cost-cutting measures being implemented to improve profitability. Severance payments, depending on the extent and timing, could effect future liquidity, but are expected to be funded from on-going operations.

   The Company incurred a net loss of $4,101,000 for the nine months ended September 30, 1996 compared to a net loss of $867,000 for the nine months ended September 30, 1995. 1995 results have been adjusted to reflect the sale of New World in 1996 as a discontinued operation. The 1996 results include significant other non-recurring charges totaling $5,042,000 and a $600,000 charge for the rescission of the sale of LearnStar. The 1996 results also include a gain on the sale of the Company's New World subsidiary of $1,918,000, net of taxes and operating losses during the disposition period. Net of the other charges, the charge for rescission of the sale of LearnStar and the sale of New World, the Company incurred a loss in the nine months ended September 30, 1996 of $377,000. This compares, on a comparable basis, to a loss for the nine months ended September 30, 1995 of $943,000.

     For the current period, total revenues increased 38% from $14,295,000 to $19,687,000. This increase is the result of growth in most of the Company's principal revenue activities.

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

     Equipment Sales, net of cost of sales decreased 7% from $1,913,000 to $1,771,000. Equipment sales are predominantly due to sales to foreign licensees which are subject to outside influences and can occur at random times throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees and its educational customers.

     In the third quarter of 1996 the Company ceased selling equipment (used in Hospitality locations) under sale and leaseback arrangements. In addition, the Company entered into several transactions to buy out of existing sale and leaseback obligations. In 1992, the Company began entering into sale-leaseback arrangements as a method of financing the acquisition of equipment installed at Hospitality locations. At the time, the Company had few customers and a limited track record of providing its interactive programming to customers. Further, the Company's ability to raise capital through other means was limited. Accordingly, this financing method, although inherently expensive, was the best available source of capital at the time such arrangements were established. In the past few years, the Company has gained additional experience in providing interactive programs and the customer base has continued to grow at a rapid rate. With this growth and improved operations, management believes that sale-leaseback arrangements are not the best financing method currently available to the Company. Accordingly, the Company has discontinued selling and leasing back the equipment installed at its Hospitality locations under historic terms and has begun a program to repurchase the equipment that was the subject of many previous sale-leaseback arrangements. Although the program requires the immediate use of cash, it is expected to result in improved future cash flow due to the elimination of many lease payments.

    Operating Expenses related to Hospitality and Home services rose from $2,995,000 in the prior years period to $6,797,000 in the current years period, an increase of 127%. The increase is largely attributable to a charge of $2,478,000 for a write-down of obsolete equipment and to the expansion in the number of subscribers and online services contracting for services. Exclusive of the charge for obsolete equipment, operating costs increased 44% compared to a combined increase in Hospitality and Home services revenue of 43%. Selling, General and Administrative expenses increased 76% from $6,813,000 to $11,964,000. Included in Selling, General and Administrative expenses are several significant charges including an accrual of severance benefits, an increase in the allowance for bad debt, and a change in estimate for deferred advertising costs aggregating $1,707,000. Exclusive of these specific charges, Selling, General and Administrative expenses increased 51% over the previous years quarter largely due to general growth and enhanced sales and marketing efforts by both NTN and LearnStar. Legal and Professional expenses decreased 9% due to the timing of services associated with litigation and other legal and accounting services. Research and Development expense increased 12% as the Company continued its exploration of new technical platforms and interactive services. Other charges include a write-down of assets of $721,000 for costs associated with prospective franchising activities that the Company has determined will not be pursued and a charge for a license related to its LearnStar subsidiary due to the rescission of the sale of interests of LearnStar.

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

     In addition, the Company recorded special charges totaling $5,042,000. These charges are based on a review of assets, obligations, current operations and future strategic plans of the Company. The vast majority of the special charges were non-cash related charges which will have no impact on future cash flow. None of these non-cash charges are due to contractions in the core businesses of the Company, and will not effect future liquidity or results of operations. The only special charge that will involve future cash flow is the accrual for severance pay which will be paid over an extended period of time in excess of one year for those individuals receiving large severance packages. The planned lay-offs is not due to a contraction in the Company's core businesses but rather to cost-cutting measures being implemented to improve profitability. Severance payments, depending on the extent and timing, could effect future liquidity, but are expected to be funded from on-going operations.

     Total assets decreased 2% from $41,221,000 to $40,388,000 from December 31, 1995 to September 30, 1996. The decrease in assets is primarily due to the special charges recorded in the third quarter. Cash decreased from $6,485,000 to $767,000 at September 30, 1996 due to cash used to repurchase share of the Company's stock and to fund operations. Marketable Securities-Available for Sale result from the sale of New World and represent 1,017,953 shares of the 3DO Company. Following the end of the third quarter the Company commenced selling the 3DO shares. The 3DO Company has guaranteed that the cash value realized by the Company upon sale of the shares will not be less than $10.04 per share, notwithstanding the market price of such shares. Interest-bearing security deposits decreased by $1,180,000 due to the buyout of certain sale and leaseback agreements.

     The 45% increase in Accounts Receivable - Trade from $2,668,000 to $3,856,000 at September 30, 1996, reflects the overall growth of the Company's primary operations and a large contract with Bell Canada for the development of certain products. Accounts Receivable - Other decreased from $1,750,000 to $265,000, the result of payments received and the buyout of certain lease obligations.

     In the third quarter the Company commenced a program to repurchase equipment previously sold to and leased back from third parties. The Company intends to continue such a program and either buy out of lease obligations or enter into new financing arrangements. Accordingly, Broadcast Equipment, formerly shown as Inventory, has been reclassified to non-current assets. The Company does not intend to sell this equipment in the future, accordingly, depreciation of these assets will commence in the fourth quarter. The new policy is expected to result in improved cash flow due to the elimination of many lease payments. Further, the Company evaluated its current inventory of equipment in light of current and anticipated operations and determined that certain equipment was obsolete and would not be used in the future. Accordingly, a charge of $2,478,000 was recorded in the quarter to write-off these assets.

     Total liabilities increased 61% from $7,770,000 to $12,522,000 from December 31, 1995 to September 30, 1996. The increase in Accounts Payable and Accrued Liabilities from $2,862,000 to $6,506,000 reflects the overall growth of the Company, an accrual for liabilities incurred in the sale of New World including a provision for taxes of $1,000,000, and certain special charges totaling $1,620,000 noted earlier. The increase in aggregate Deferred Revenue (long-term and current) from $2,253,000 to $2,761,000 reflects a $500,000 deferral related to the Bell Canada agreement, net of reductions due to amortization and buy out of lease obligations. Revenue related to the Bell Canada agreement will be recognized as product is delivered beginning in late 1996 or in 1997.

     Overall, the Company's working capital decreased $4,718,000 from December 31, 1995 to September 30, 1996, primarily the net result of the New World sale transaction, the special charges recorded in the third quarter and the reclassification of Broadcast equipment to non-current assets. Revenues from the principal business segments, Hospitality and Education grew 30% and 100%, respectively, in the nine months ended September 30, 1996 compared to the prior year nine month period. Both segments reported losses in 1996 largely due to the special charges recorded in the third quarter. The Software Development and Distribution segments (New World) was sold in June 1996 and no longer represents a business segment. Each business segment, was well as the Company in general may continue to require additional working capital for operating expenses, new services development, marketing of services and purchase of the hardware components used in the reception of its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to sustain the Company.

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

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned hereunto duly authorized.


                                 NTN COMMUNICATIONS, INC.



Date:  March 28, 1997            By: /s/ Gerald Sokol, Jr.
                                    -------------------------------------
                                    Gerald Sokol, Jr.,
                                    President and Chief Financial Officer