Form 10-K
period 1996-12-31
NTN COMMUNICATIONS INC
filed 1997-04-15
CIK 748592

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   _________
                                   FORM 10-K
                                   _________

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996
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

                                (760) 438-7400
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                               YES [X]    NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K ((S) 229.405 of this Chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

     The aggregate market value of the voting stock held by non-affiliates of Registrant as of April 10, 1997, computed by reference to the closing sale price of such stock on the American Stock Exchange, was approximately $97,000,000. (All directors and executive officers of Registrant are considered affiliates.)

     At April 10, 1997 Registrant had 23,265,000 shares of Common Stock, $.005 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Shareholders for the period ended December 31, 1996 are incorporated by reference into Part I of this Report. Portions of Registrant's definitive Proxy Statement for its August 1997 meeting of stockholders are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS

Item                                                                       Page
                                    Part I

 1.       Business                                                            3

 2.       Properties                                                         18

 3.       Legal Proceedings                                                  19

 4.       Submission of Matters to a Vote of Security Holders                20


                                    Part II

 5.       Market for Registrant's Common Equity and Related Stockholder      20
          Matters

 6.       Selected Financial Data                                            21

 7.       Management's Discussion and Analysis of Financial Condition        22
          and Results of Operations

 8.       Consolidated Financial Statements and Supplementary Data           30

 9.       Changes in and Disagreements with Accountants on Accounting        30
          and Financial Disclosure

                                   Part III

10.       Directors and Executive Officers of the Registrant                 30

11.       Executive Compensation                                             30

12.       Security Ownership of Certain Beneficial Owners and Management     30

13.       Certain Relationships and Related Transactions                     30

                                    Part IV

14.       Exhibits, Consolidated Financial Statement Schedule, and           31
          Reports on Form 8-K

          Index to Consolidated Financial Statements and Schedule            F-1


                                    PART I

ITEM 1.   BUSINESS
          --------

FORMATION

     NTN Communications, Inc. ("NTN" or the "Company") was originally incorporated in the State of Delaware on April 13, 1984 under the name of Alroy Industries. Alroy completed a public offering of its common stock on November 26, 1984. On April 15, 1985, Alroy acquired all of the outstanding stock of National Telecommunicator Network, Inc. In connection with the acquisition, Alroy changed its name to NTN Communications, Inc.

     In 1993, NTN completed a merger with New World Computing, Inc. ("New World") pursuant to which New World became a wholly-owned subsidiary of NTN. In 1996, the Company sold all the assets of New World. At December 31, 1996, the New World subsidiary had no remaining assets and was not engaged in any business activities.

     In 1994, the Company formed LearnStar, Inc. ("LearnStar"). In 1995, the Company reacquired the shares of LearnStar, Inc. held by others to increase its ownership in LearnStar to 100%. In December, 1995, the Company entered into an agreement to sell a 45% interest in LearnStar to Associated Ventures Management, Inc. ("Associated Ventures"). In September 1996, the Company and Associated Ventures agreed to rescind the agreement. Accordingly, LearnStar once again became a wholly-owned subsidiary of NTN.

     In 1994, the Company also formed IWN, Inc. ("IWN"), which serves as the general partner in IWN L.P., a limited partnership engaged in the development of interactive technology for gaming applications. IWN has no business or operations apart from its service as a general partner of IWN L.P.

     Unless otherwise indicated, references herein to "NTN" or the "Company" include NTN and its consolidated subsidiaries, New World, LearnStar, IWN Inc. and IWN L.P.

RECENT DEVELOPMENTS

     On March 5, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President. Both men continue to serve on NTN's Board of Directors. In connection with the reorganization, other personnel changes included the resignation of Mr. Ronald Hogan as Senior Vice President and the terminations of Mr. Gerald McLaughlin, formerly Executive Vice President, and Mr. Michael Downs, formerly President and CEO of LearnStar. The Company has entered into separate agreements with each of the former officers setting out the terms on which their existing contracts with NTN will be settled. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information, which is incorporated herein by reference.

     Concurrent with the reorganization, Mr. Gerald Sokol, Jr., Chief Operating Officer and Chief Financial Officer was named President of the Company. Mr. Ed Frazier, a director of NTN, has assumed the role of acting Chairman of the Board. Further, the Company announced the formation of an Executive Committee comprised of Mr. Frazier, who is a former President of Liberty Sports, Inc. and Mr. Peter Sealey, a former Senior Vice President for the Coca-Cola Company. The Executive Committee is responsible for developing operational, advertising and market strategies, as well as revising the strategic plan and developing new business opportunities for the Company.

     A discussion of the general development of the Company for the fiscal year ended December 31, 1996 is set forth in the letter to the Company's shareholders contained in the Company's Annual Report to Shareholders and is incorporated herein by reference. A copy of the Annual Report to Shareholders is included as
Exhibit 13 to this Report.

PRINCIPAL SERVICES AND PRODUCTS

     NTN through its business units and subsidiaries, develops, produces and distributes individual and multi-player interactive programs to a variety of media platforms. These interactive sports, trivia games and educational programs permit multiple viewers to participate with and simultaneously respond to the programming content. NTN has an exclusive licensing agreement with the National Football League ("NFL") and understandings or agreements with others to provide interactive play-along programming, such as its proprietary QB1(R) football game, in conjunction with live television events. The Company broadcasts a wide variety of popular games, trivia and informational programming to group viewing locations such as hotels, sports taverns and restaurants through its own interactive NTN Network. In addition, NTN brings multi-player interactive games into consumer households through personal computer on-line services and interactive television services. NTN currently has two patents pending with respect to its interactive technology systems. Since NTN distributes its programs via satellite, cable, telephone and wireless transmission technologies, its applications are independent of hardware or technical platforms.

     The Company currently provides its products and services to markets which are in various stages of development. Each is directly related to multi-player interactive entertainment and education programs, and are as follows:

     Network Services ("Network Services", formerly referred to as "Hospitality") - Live interactive television network ("NTN Network") featuring sports and trivia games which are broadcast to group environments.

     Online/Internet Services (Online/Internet Services", formerly referred to as "Home") - Live interactive sports and trivia games including those currently broadcast over the NTN Network to the home consumer market via third-party providers, such as America On-Line, CompuServe and GTE MainStreet.

     LearnStar ("LearnStar") - An interactive, multimedia, curriculum-based educational system marketed to educational institutions. Marketed through its wholly-owned subsidiary, LearnStar, Inc.

     IWN ("IWN") - IWN is a general partner in a limited partnership that is currently developing, interactive and transaction processing software and technology for the gaming industry.

     Although the Company has historically derived revenues from licensing it services to companies in foreign countries ("International Licensing"), there were no material revenues from this source in 1996. No assurances can be given that future revenues will be received from this source.

     The following is a brief description of each:

     NETWORK SERVICES - Network Services represents the majority of the Company's business, providing a 24-hour-a-day interactive television broadcast network featuring sports, trivia and informational programming to over 2,600 hospitality sites in the U.S. and 540 sites in Canada. These sites include restaurant chains (e.g., TGI Friday's, Ruby Tuesdays, Black Angus), national hotel chains (e.g., Hilton, Holiday Inn, Marriott, Radisson, Sheraton), local and regional bowling alleys, pizzerias, sports complexes, taverns and military bases. Through various platforms including satellite, cable and wireless transmission sources, Network Services can link its subscribers to encourage local, regional and national competitions for its programming.

     ONLINE/INTERNET SERVICES - The Company provides to the home consumer market many of the same services as Network Services, via on-line, cable delivery and internet services. Online/Internet Services is not dependent on any particular technology or method of transmission to deliver its programming. In addition to the same sports and trivia games which are currently broadcast over the NTN Network, Online/Internet Services includes other multi-player interactive games expressly designed for the home environment. For example, through an agreement with America Online ("AOL"), NTN launched Trivial Pursuit Interactive in May 1996. Currently, revenues are derived from 1) play-along services, in which NTN services are broadcast along with live events generating subscription fees from interactive game participation, or "pay-per-play", and 2) information services, where NTN's database is provided as a value-added information service to subscribers who want statistical data. Customers include CompuServe, GTE MainStreet and Bell Canada.

     LEARNSTAR - The LearnStar product is provided to educational institutions in the United States using NTN's proprietary software technology. With a comprehensive library of over 1,000 interactive academic competitions covering many subject areas, LearnStar offers teachers a new and exciting way to encourage learning and motivation in kindergarten through 12th grade students.

     IWN - IWN, was established in 1994 to develop, distribute and market interactive and transaction services for the gaming industry. IWN is developing the software and technology for use in gaming applications. IWN is currently focusing on pari-mutuel wagering and sports betting. The Company has developed the IWN Gaming Host System ("Gaming Host System"), an on-line transaction processing engine that provides security, administration, processing and switching services. The Gaming Host System is designed to provide the back-end system and support for all of IWN's products, regardless of market niche application or technical platform.

     INTERNATIONAL LICENSING - The Company has licensed independent companies to broadcast in Australia/New Zealand and South Africa. Its exclusive licensees, NTN Australasia, Ltd. and MultiChoice, Ltd., operate broadcast centers in Australia/New Zealand, and South Africa, respectively. Further, the Company licenses its programs and software to NTN Interactive Network, a company located in Canada. Licensees, except in Canada, operate their own broadcast center and produce interactive programs specifically geared to the local culture and society. The Canadian licensee uses the broadcast provided by the Company on the NTN Network.

MARKETING AND DISTRIBUTION OF SERVICES AND PRODUCTS

     NETWORK SERVICES.  Network Services is provided via the NTN Network.   The
NTN Network is currently marketed primarily to public viewing locations such as restaurant chains (e.g., TGI Friday's, Ruby Tuesdays, Black Angus), national hotel chains (e.g., Hilton, Holiday Inn, Marriott, Radisson, Sheraton), local and regional bowling alleys, pizzerias, sports complexes, sports taverns and military bases ("Locations"). The NTN Network serves over 2,600 locations throughout all 50 of the United States and over 540 sites in Canada. Locations in Canada are further serviced and marketed to by the Company's independent licensee, NTN Interactive Network ("NTN Canada").

     The NTN Network presently features from 14 hours to 17 hours, depending on the time zone, of interactive sports and entertainment trivia game programming on weekdays, with extended programming hours on weekends. The balance of broadcast time is devoted to a non-audible graphics-based service transmitting information, including sports scores and upcoming program promotions.

     Original programming for the NTN Network is developed and produced at the Company's corporate offices in Carlsbad, California, for distribution to Locations. The Company's facilities are equipped with video, satellite and communications equipment, and multimedia computers. The Company can provide simultaneous transmission of up to 16 live events for interactive play and a multitude of interactive games and other programs, allowing distribution of different programs to customers in different geographical locations.

     The Company uses two independent services to distribute NTN programming via satellite to customers, although it is not dependent upon either service because there are several other providers that offer similar services. The Company attempts to use the most effective and least expensive multiple data transmission techniques to distribute data from the Company's facilities to customers, including direct connect, internet transmission, and direct satellite broadcast.

     Each Location receives NTN proprietary equipment (a "Location System") including a personal computer, a satellite data receiving unit (usually a small satellite dish), and a minimum of ten hand-held, portable keypads ("Playmakers(R)") which players use to make their selections. During live interactive programs, players participate in the play-along programs using two television screens. One screen features the live broadcast from the television network (e.g., ABC's Monday Night Football), while the second screen displays the NTN Network program. Participants play the game by entering their selection on Playmakers(R), which transmit a radio signal to the on-site computer or through connection to the NTN broadcast center (the "Broadcast Center") in Carlsbad, California. At the conclusion of the broadcast, total scores are calculated and sent via phone lines. Within seconds, rankings are tabulated and rankings and scores at each participating Location are transmitted back to such Location via the NTN Network. This allows players to compete not only with other patrons at their Location, but against all players across the nation who are participating interactively on the Network. The following diagram depicts the transmissions for a typical real-time, interactive game via satellite.

                   [NTN BROADCAST CENTER GRAPH APPEARS HERE]

     In addition to tabulating Playmaker(R) responses at the Location and communicating with the Company's Broadcast Center, the Location System can manipulate screens locally by calling up high-resolution computer generated graphics and inserting the screens into the broadcast schedule. Accordingly, the Company offers both national and local advertising.

     Interactive Sports Game Programs.  Network Services offers a variety of
     --------------------------------
sports and entertainment trivia games that challenge players' skill and knowledge and create significant customer loyalty. An example of interactive sports programming is QB1(R), the Company's first and most renowned game program. QB1(R) is an interactive football strategy game exclusively licensed by the NFL, which tests a player's ability to predict an offensive team's plays during a live televised football game. Points are awarded based on the accuracy of the player's prediction, rather than whether the team scores or advances the ball. The Company broadcasts QB1(R) in conjunction with every NFL game and selected Canadian Football League and college football games.

     The NTN Network presently features the following interactive sports games programs:

     NTN PLAY-ALONG GAMES - Interactive games played in conjunction with live, televised events. Games include the following:


            GAME                                   DESCRIPTION
            ----                                   -----------

QB1(R) NFL licensed interactive strategy game in conjunction with live telecasts of college and professional football games

NTN DiamondBall(R)              Major League Baseball licensed interactive
                                strategy game in conjunction with live telecasts
                                of professional baseball games

Triples(R)                      Interactive horse racing game in conjunction
                                with live telecasts of horse races

Uppercut(R)                     Interactive strategy game in conjunction with
                                live telecasts of boxing matches

NTN PowerPlay(R)                National Hockey League licensed interactive
                                strategy game in conjunction with live telecasts
                                of professional hockey games

     NTN FANTASY GAMES - Fantasy league games that are played in conjunction with sporting events or rotisserie leagues. Games include the following:

            GAME                                   DESCRIPTION
            ----                                   -----------

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

Football Challenge(TM)          Weekly selection of winners of college and
                                professional football games

Football Fantasy(TM)            Managing a professional all-star football team

Hockey Draft(TM)                Managing a professional all-star hockey team

Hoops(R)                        Managing a professional all-star basketball team

Survivor(R)                     Weekly single elimination prediction game for
                                professional football

Oddsmaker Challenge(TM)         Weekly selection of winners of various sporting
                                events


     INTERACTIVE TRIVIA GAME PROGRAMS. During trivia game programs, each Location System simultaneously displays selected trivia questions which are displayed on the NTN television monitor at each Location. Participants use the Playmaker(R) to select answers, which are collected, transmitted and tabulated in a similar manner to NTN's interactive sports games. Participants' scores are displayed on the dedicated television monitors, along with national, regional and local rankings, as applicable.

     While certain of the Company's sports games are available only during the seasons when the respective sports are played, trivia game programs allow the Company to offer year-round interactive programming. The NTN Network generally provides the trivia programming during evening hours, when Locations, particularly restaurants and taverns, tend to be busiest. Currently, the Company broadcasts between 14 and 17 hours of interactive programs per day. The NTN Network presently features the following interactive trivia games programs:

     NTN PREMIUM TRIVIA GAMES - Promotion-oriented weekly game shows that generally require 1-2 hours of participation. Prizes are awarded to the top finishers, except where prohibited by law. Games include the following:

            GAME                                   DESCRIPTION
            ----                                   -----------

Trivial Pursuit(R)              Interactive version of the famous Trivial
                                Pursuit game - licensed from Hasbro Interactive.

Playback(TM)                    Music trivia

Showdown(R)                     Advanced trivia challenge

SportsIQ(TM)                    Weekly sports trivia game

Sports Trivia Challenge(R)      Advanced sports trivia covering multiple topics

Spotlight(TM)                   Entertainment and media based trivia game
                                (movies, music)


     NTN TRIVIA GAMES - General-themed, standard games typically one-half hour in length. Games include the following:

            GAME                                   DESCRIPTION
            ----                                   -----------
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

Sports Trivia(R)                General trivia game covering sports topics

Viewer's Review(R)              Audience-supplied content trivia game

Retroactive(TM)                 Pop-culture trivia with 60's, 70's and 80's
                                content

Football Weekend Roundup(TM)    Football trivia game

     CUSTOM GAMES - Interactive games created specifically for media companies such as Capital Cities/ABC for simultaneous broadcast with their live telecasts.

            GAME                                   DESCRIPTION
            ----                                   -----------

NTN Awards Show(TM)             Interactive game played in conjunction with the
                                Academy Awards, Grammy Awards and other award
                                shows

NTN Draft Show(TM)              Interactive game played in conjunction with the
                                annual NFL draft

     Since 1987, Network Services has broadcast the NTN Awards Show(TM) to all sites in connection with the live Academy Awards telecast. The NTN Awards Show(TM) contains movie trivia and biographical information on nominees and allows players to select winners up to the actual announcement and compete with other players via the NTN Network, in a manner similar to QB1(R).

     Information Programming.  During the hours in which the Company is not
     -----------------------
broadcasting interactive games, the Company uses its broadcast network to transmit sports information as well as NTN Network programming information. The Company obtains the majority of its sports information (for which it pays a monthly fee) from Sportsticker wire service, electronically formats the information and then retransmits it for broadcast to Locations.

     Advertising.  The NTN Network operates in a manner similar to the
     -----------
television broadcast medium in that a number of minutes of a broadcast hour are set aside for advertising, promotional spots (promoting NTN Network's competitions and special events), "tune-in spots" (promoting NTN Network programming schedule), and public service announcements.

     The Company has currently set aside fourteen minutes each hour for advertising, promotional spots and "tune-in spots." Each of the spots are designed to be fifteen seconds in length for a total of 56 spots per hour. The Company can insert advertising messages into its interactive sports and trivia programming at any number of Locations. Further, messages can be broadcast over the NTN Network or custom-tailored for a specific Location or several Locations.

     The Company sells advertising in blocks of two-fifteen second ad spots per hour for a total of fourteen hours per day. Further, programming content has been innovatively blended with the advertiser's logo and message. For example, the Miller Lite Countdown(R) and Cuervo 1800 Countdown(R) Shows provide 30 minutes of commercial exposure to Miller and Cuervo products. Sponsorships of programs are also available and provide advertisers with specific premium exposure within a sponsored program.

     Advertisers are also given the opportunity to communicate directly with the NTN Network's Players Plus(R) ("Players Plus") members, numbering over 1,000,000. Players Plus is a frequent player club which members join by entering their name, address, zip code and identification number into a Playmaker(R), which is then captured at the Broadcast Center. A member earns points each time they play and also a chance to win prizes in the monthly Players Plus sweepstakes. Sponsors are capable of receiving feedback through interaction with customers in the form of customer surveys.

     Interactive Programming Under Development.  The Company is continuing to
     -----------------------------------------
develop and market-test other interactive game programs. These include interactive programming in conjunction with live broadcasts of other sports events and award shows, as well as additional trivia and stand-alone interactive games. The Company is also developing interactive games for broadcast with television game shows, allowing NTN Network viewers to play a televised game show simultaneously with studio contestants.

     ONLINE/INTERNET SERVICES. The Company provides many of the same services and programs as seen on the NTN Network to the home consumer market via Online/Internet Services. Online/Internet Services includes multi-player interactive games, which have already garnered brand recognition via the NTN Network, into the consumers' households through personal computer on-line services and interactive television services. In addition, Online/Internet Services includes other multi-player interactive games designed expressly for the home environment. The Company offers the games to end users via third party networks such as America Online and GTE MainStreet. Revenues received include development fees and monthly broadcast revenues based upon usage and certain minimum guarantees from these third-party networks. The end-user does not pay NTN directly, but pays the online service provider who is responsible for paying the Company.

     The current focus of home distribution is via on-line services, such as AOL, where a substantial customer base already exists. The Company's interactive sports and trivia games are available on-line 24 hours a day, seven days a week. The Company distributes games through PC on-line services in return for a share of the customer revenue in excess of a minimum monthly fee. The end-user purchases services from a distributor such as AOL who, in turn, pays NTN.

     Most of the interactive sports and trivia games currently broadcast over the NTN Network are also available directly to consumers in their homes through a variety of media, including computer on-line services and interactive television (ITV) networks. The Company's Online/Internet Services are unique since the programs are not dependent upon, and consequently not bound by, any particular technology or method of transmission. Regardless of which technology emerges as the primary means of transmission on the "information highway", management believes its programming content will be available to the household.

     The Company also assists other companies in providing content and programs via content distributors. For a share of the revenue generated by consumer use, the Company provides program translation services and maintains the programs on its servers.

     Online/Internet Services are distributed to on-line and ITV networks, also known as content distributors. These games, in turn, are made available to their customer base for a fee. The diagram below depicts the transmissions necessary for a consumer to use the Company's service in his or her home.

                   [NTN BROADCAST CENTER GRAPH APPEARS HERE]

     LEARNSTAR. The LearnStar teaching system (the "LearnStar System") was developed as a natural extension of the NTN Network and its entertainment applications. The LearnStar System is targeted at schools and teachers who are seeking an educational tool to increase student interest in learning via interactive competitions in the classroom.

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

     Students test their comprehension of material by viewing an academic competition on a television screen, then answer questions interactively via hand-held keypads that broadcast signals to and from the LearnStar System. The questions are posed in a multiple choice format, similar to the nationally administered Scholastic Aptitude Test. Many competitions feature full-motion video, colorful graphics and sound. Students work individually or in teams to answer the questions, with scores and team rankings displayed on the television screen after each question. The LearnStar System offers flexibility - it can be utilized as a stand-alone resource, moving on a portable cart from classroom to classroom for use by the entire school, or the LearnStar System can be linked via satellite on the NTN Network for live national competitions with schools throughout the US. The LearnStar System includes a dedicated computer control system with a Pentium processor, CD-ROM unit, proprietary software, printer, satellite dish, receiver, wireless keypad transceiver, classroom keypad pack with charging trays, and the LearnStar component cart. Teachers can also develop unique lesson plans by editing the existing competitions or creating their own customized quizzes to include current events and to highlight important information.

     The multimedia, interactive LearnStar software features over 1,000 academic competitions in many subject areas written by experienced educators, instructional designers and software programmers. LearnStar academic competitions are carefully written according to state guidelines, national standards, relevant topics and age appropriateness.

     IWN. IWN was established in 1994 to develop, distribute and market interactive and transaction processing services for the gaming and wagering industry. IWN has developed the software and technology related to gaming applications. IWN will continue to develop its products and services for eventual mass marketing.

     Initially, IWN is focusing on the North American pari-mutuel market as the point of entry due to the enabling legislation that already exists in several states in the United States and Canadian provinces. This legislation currently allows racing fans to establish and fund an account at the racetrack, and call in via telephone to either a live operator or an interactive voice response unit to place their wager. New York, Pennsylvania and Connecticut presently allow non-residents to establish accounts and place interstate telephone wagers. Ohio is considering allowing non-resident accounts and interstate telephone wagering.

     IWN's first product, HomeStretch(TM), turns a personal computer into a gateway for pari-mutuel wagering. The Windows 95-based product will allows racing fans to establish and fund an account at the racetrack, review race information, and create wagers. Using a modem, the player connects to IWN's Gaming Host System, located in Carlsbad, California, which provides connectivity to the racetrack totalisator system, funds transfer system, and information providers. The Gaming Host System is an on-line transaction processing engine that provides the security, administration, financial transaction processing services and switching capabilities necessary to support interactive gaming and wagering from the home or virtually anywhere. In October 1996, IWN conducted real-time contest wagering utilizing HomeStretch(TM) in conjunction with the Ontario Jockey Club, Canada's premier racing organization, and the 1996 Breeders' Cup. Contest wagering and beta testing is ongoing pending final regulatory approval to operate the IWN system in conjunction with real money betting. To date, no significant revenues have been realized from this product.

     INTERNATIONAL LICENSING. NTN has provided its services internationally to expand its international services through licensing agreements. For many years, NTN has provided service to customers in Canada through its unaffiliated licensee, NTN Canada. In 1993, NTN issued a 20-year license to an unaffiliated company in Australia ("NTN Australasia"), to create the first interactive television network in Australia and New Zealand. In 1994, NTN issued a license to MultiChoice Ltd., an unaffiliated company, to develop and operate an interactive broadcast network in South Africa. Generally, the company licenses operations in foreign countries by granting the rights to use NTN's unique interactive broadcast technology. NTN provides licensees with technological know-how and assistance to build a broadcast center, and to develop interactive products and programs.

MARKETING AND EXPANSION STRATEGY

     NETWORK SERVICES. Network Services markets services to customers primarily through advertising in national trade periodicals, national and regional industry trade shows, telemarketing, direct mail and direct contact through the field representatives. All sales prospects are organized and tracked through shared database software. Currently, services are sold through a regional-based management team and utilize direct salespersons as well as over 50 independent representatives. The independent representatives' agreements are typically one-year agreements, with renewal clauses if the representative meets certain performance goals. Customers generally execute a renewable one-year contract to obtain the Company's services and pay a monthly fee of approximately $600.

     The Company's future business strategy related to the NTN Network is to continue to increase available programming and market to additional group viewing Locations. In addition, the Company intends to develop additional revenue sources for the NTN Network such as local and regional advertising. No assurance can be given as to whether the Company will be successful in the implementation of its business strategy.

     ONLINE/INTERNET SERVICES. Since the end-user of Online/Internet Services is the distributor's customer, the Company relies on the distributor's marketing efforts to promote its products. However, the Company works in conjunction with distributors to develop the promotions and advertisements. For example, AOL may include the Company's game logo on an initial "start-up" screen which millions of its subscribers can access at no expense to NTN. Furthermore, the Company supplies distributors such as GTE MainStreet with existing marketing materials used for the NTN Network, but GTE MainStreet absorbs the majority of the cost associated with promoting online games to GTE MainStreet customers. Customers generally pay the Company a fee based on the amount of time that consumers have participated with the Company's games and services.

     In the future, the Company expects its products to elicit more exposure from the distributors as a result of increased brand recognition and continued promotions. NTN will continue to take a proactive position with respect to marketing products to each distributor to ensure inclusion in as many of their promotional efforts as possible. The Company expects its direct marketing costs to continue to be minimal. No assurance can be given as to whether the Company will be successful in the implementation of its business strategy.

     LEARNSTAR. To date, the LearnStar System has been sold by a direct sales force targeting individual schools. In the future, the Company plans to use independent representatives familiar with the education market to target inner-city school districts, the nationwide Catholic archdiocese school system and others. Further, the Company seeks sponsorship from public and private foundations as well as funding from federal, state and local government agencies. The Company currently derives revenues from selling the LearnStar System and a site license to its customers. Current prices for the LearnStar System range from $18,000 to $25,000, dependent upon volume and other factors. The Company plans to test market different flexible pricing and financing arrangements. Marketing and sales efforts are focused on large population centers in states with funds designated specifically for technology in education. No assurance can be given as to whether LearnStar will be successful in the implementation of its business strategy.

     IWN. IWN's marketing strategy is to promote the acceptance of interactive applications to existing gaming and wagering enthusiasts, on-line services users and interactive television participants. IWN's marketing strategy for Homestretch(TM) in the interactive pari-mutuel wagering market, is to target both the racing organization and the racing end-user. The development of this business will depend on the adoption of enabling legislation in many states and countries. Utilizing database marketing, IWN will initially target racing fans who currently use computers for handicapping. This group has been identified as "early adopters". IWN intends to expand the market to include on-line services users and other demographic groups which are comfortable with technology and have an interest in sports. IWN will seek to utilize resources from both Network Services and Online/Internet Services to generate potential customer lists. Targeted direct mail, on-line advertising and telemarketing will all be utilized to promote the IWN services. IWN will seek to generate revenue through fees charged to process data including wagers, sports information and switching and transfer services.

     Promotion to the racing industry will be through trade shows and direct sales. IWN's management team has over 25 years of combined experience marketing services to the gaming and wagering industry. IWN has a relationship with Autotote Corporation, a public company which processes approximately 75% of the pari-mutuel handle in the U.S. and which is the exclusive licensee for operating off-track betting establishments for the State of Connecticut. IWN has also contracted with Equibase, the official source of information for the Thoroughbred Racing Association and the Jockey Club, to provide the raw data for the racing information products. In 1996, IWN licensed its technology to IWN Australasia, a joint venture between IWN, NTN Australasia (an unaffiliated licensee) and Sporting Management Concepts. The licensing agreement provides for license fees, royalties, development fees and equity ownership for IWN. No assurance can be given as to whether IWN will be successful in the implementation of its business strategy.

SOURCES OF REVENUE

     The following table sets forth information with respect to the principal sources of the Company's revenues during the years ended December 31, 1996, 1995 and 1994.

                                                 YEARS ENDED DECEMBER 31
                                                 -----------------------

                                             1996          1995          1994
                                             ----          ----          ----
Network Services                   $        20,029        15,559        11,271
Online/Internet Services           $         1,811           620           542
Advertising                        $         1,590         1,128           431
Equipment Sales, net               $         1,757         1,803         1,634


     NETWORK SERVICES. The primary market for Network Services is comprised of approximately 330,000 taverns and restaurants in North America. Other potential Locations may also be found among hotels, military bases, college campuses, hospitals, and other group viewing Locations such as country clubs, fraternal organizations, and bowling centers.

     To date, Network Services' customers have generally been public viewing locations such as restaurant chains (e.g., TGI Friday's, Ruby Tuesdays, Black Angus), national hotel chains (e.g., Hilton, Holiday Inn, Marriott, Radisson, Sheraton), local and regional bowling alleys, pizzerias, sports complexes, sports taverns and military bases. Many of the Company's customers such as hotel and restaurant chains have multiple Locations. Locations generally enter into a one-year broadcast service agreement with the Company pursuant to which they pay a monthly broadcast fee of approximately $600 per Location. The Company currently serves over 3,000 Locations located in all 50 States and in Canada.

     The Company has a license agreement with NTN Canada (the "Canadian License"), pursuant to which NTN Canada solicits Locations to the NTN Network in Canada. Pursuant to the Canadian License, the Company provides NTN Network programs to Canadian Locations in exchange for an annual license fee payable in monthly installments based upon the number of Locations in Canada, which presently number approximately 540.

     As a percentage of total revenue, Network Services amounted to 78%, 77% and 70% in 1996, 1995, and 1994, respectively.

     ONLINE/INTERNET SERVICES. The Company provides its services to on-line users pursuant to the agreements with various system providers such as AOL, CompuServe, and GTE. The on-line computer industry is one of the fastest growing consumer markets in terms of subscribers. Industry analysts project that by 1999 more than 100 million consumers will be connected to on-line computer services. Fees from on-line services are based on the actual use of the NTN interactive programs by their underlying customers. The Canadian License also grants NTN Canada the exclusive right to market NTN interactive services to online users in Canada. The Company is entitled to receive a royalty equal to 25% of revenues generated from Canadian online customers. No assurance can be given that any such royalties will be received by the Company. As a percentage of total revenue, Online/Internet Services amounted to 7%, 3% and 3% in 1996, 1995, and 1994, respectively.

     ADVERTISING REVENUE. The Company sells advertising spots for broadcast on the NTN Network as well as for Online/Internet Services. Advertisers can buy time for promotional spots as well as sponsorship of specific events or programs. As a percentage of total revenue, Advertising amounted to 6%, 6% and 3% in 1996, 1995, and 1994, respectively.

     EQUIPMENT SALES. Equipment sales of LearnStar Systems is another source of revenue for the Company. Typically, Location Systems are provided to customers but ownership is maintained by the Company or are leased from independent companies. The Company also sells interactive equipment, particularly Playmakers(R), to its licensees in Canada, Australia, and South Africa. Equipment is generally sold to customers with no return rights except in the case of defect. As a percentage of total revenue, Equipment sales amounted to 7%, 9% and 10% in 1996, 1995, and 1994, respectively.

RAW MATERIALS

     For media platforms such as on-line services, the Company distributes its programs to the recipients who maintain their own receiving, translation and re-broadcasting equipment. Accordingly, the Company has no raw materials or equipment needs for these customers beyond its own back-end servers.

     For media platforms such as the NTN Network and LearnStar applications, the System is assembled from off-the-shelf components available from a variety of sources, except for the Playmaker(R) package. The Company installs and maintains service of the Location Systems and LearnStar Systems. The Playmaker(R) package is currently manufactured to the Company's specifications by a non-affiliated manufacturer in Taiwan. In 1996, the manufacturer of the Playmaker(R) package made certain changes to the design and source code of the Playmakers(R), some of which were not previously authorized by the Company. As a result, the Company is uncertain if it has all such design plans and source codes for the Playmaker(R) package. In recent months and currently, the Company's Network Services customers who have received manufactured Playmakers(R), have experienced reliability problems with equipment. The Company has recently experienced an unusually high rate of customer discontinuing service which is effecting the Company's ability to generate cash flow and earnings. The Company and the manufacturer are jointly working to provide a solution to such reliability problems, although no assurances can be given that a solution can be reached without undue delay and cost. The Company believes that there are numerous other manufacturers who could supply Playmakers(R) although no assurances can be given that, if necessary, such alternative sources could be secured at commercially reasonable costs and without undue delay.

LICENSING, TRADEMARKS, COPYRIGHTS AND PATENTS

     The Company's sports games make use of simultaneous telecasts of sporting events. As a consequence of the Company's licensees with various sporting leagues, the Company is also permitted to utilize the trademarks and logos of national teams and leagues in connection with the playing of an interactive game.

     The Company is party to an exclusive license from the NFL, which grants the Company the exclusive right to use the trademarks and service marks of the NFL in connection with the playing and marketing of QB1(R). The NFL license grants the Company the exclusive data broadcast rights to conduct interactive games in conjunction with the broadcast of NFL football games, for which the NFL receives a royalty based on revenues billed by the Company in connection with QB1(R) play. The agreement with the NFL was renewed on March 25, 1997 and expires in 2000. This most recent agreement expands the Company's rights to include certain approved online service to all territories in which such online services are accessible and significantly includes the Internet. There can be no guarantee that the Company will be able to renew the license in the future. Further, it is uncertain as to whether the Company's failure to renew the license will have a material adverse effect on the Company.

     In 1994, the Company entered into a three-year exclusive contract with the Canadian Football League ("CFL") granting the Company the exclusive rights to the simulcast of data accounts of the events occurring at CFL games, for which the Company paid a royalty fee to the CFL. The license also includes the exclusive right to use the CFL trademarks and logos for an interactive game in connection with the playing and marketing of QB1(R). The Company has no immediate plans to renew this license.

     The Company currently has non-exclusive agreements with Major League Baseball and the National Hockey League to use live broadcasts of their respective games in conjunction with broadcasts of NTN DiamondBall(R) and NTN PowerPlay(R) in Canada. No assurances can be given that the Company will be able to renew such licenses in the future. Further, it is uncertain as to whether the Company's failure to renew such licenses will have a material adverse effect on the Company.

     No action has been brought against the Company by the owners of the applicable rights with respect to any of the Company's broadcasts of interactive games in conjunction with live sports events.

     The Company keeps confidential as trade secrets the software used in the production of its programs. The hardware used in the Company's operations is virtually off-the-shelf, except for the Playmaker(R) keypads. The Company owns copyrights to all of its programs. In addition to the registration of the trademark for QB1(R), the Company has either received, or is presently applying for, trademark protection for the names of its other proprietary programming, to the extent that trademark protection is available for same.

     The Company maintains a program directed to the protection of its intellectual property assets. As part of this program, the Company presently has two patents pending for an Interactive Learning System and Automated System for Conducting Auctions with Participants in Remote Locations.

SEASONAL BUSINESS

     Overall, the Company's business is not generally seasonal. Revenue from Network Services and Online/Internet Services is billed monthly as service is provided to customers. However, sales of new Locations have traditionally been higher in the Summer and early Fall months compared to the rest of the year. This trend coincides with the start of the NFL season in August. The hospitality industry has historically experienced a relatively high business failure rate. Similarly, the Company has lost customers due to the failure of customer businesses, to change in ownership or non-renewal of contracts, collectively referred to as "churn". The Company's historical churn experience has also been seasonal in that the percentage of churn has been higher following the completion of the NFL season in February, although churn does occur in all months. Although the Company's operating history is short, historically, approximately 25% of the existing Network Services customers at the beginning of a year, have churned during a year. The Company has implemented marketing programs and other efforts to reduce the churn rate, however no assurance can be given that such efforts will be successful.

     Online/Internet Services are provided to consumers via online distributors such as AOL and CompuServe. This industry is still in its infancy and little historical data is available. The Company has experienced a continual increase in the number of consumers using these services and no seasonal effect has been noted.

     Sales of LearnStar Systems are generally higher in the early part of the year and at the traditional beginning of school in September with little or no activity during the Summer break period.


WORKING CAPITAL

     The discussion under "Liquidity and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", is incorporated herein by reference.


SIGNIFICANT CUSTOMERS

     The Company's customers are diverse and varied in size as well as location. The services are provided point to multi-point so that the Company is not dependent on any one, or a few customers. The Company does not have any individual customers who accounted for 10% or more of its consolidated revenues in 1996, 1995 or 1994.


BACKLOG

     The Company generally does not have a significant backlog at any time because the Company normally can deliver and install new Location Systems within the delivery schedule requested by customers (generally within two weeks) related to the NTN Network, with a similar delivery and installation pattern for the LearnStar System. However, the Company announced on October 25, 1996 that it had suspended shipments of its Playmakers(R) keypads to new Network Services locations pending approval of the Playmaker(R) by the United States Federal Communications Commission ("FCC"). The Company's application for approval was subsequently submitted to the FCC and was approved by the FCC on January 15, 1997. Shipments to new locations, including approximately 290 sites which were previously awaiting installation, resumed immediately following the FCC approval and installation was completed on these sites in January and February. For other distribution platforms, there is no backlog because services are generally distributed point to multi-point and the Company does not have to provide specific equipment to the customer, making it relatively simple to add new customers without any significant delay.


GOVERNMENT CONTRACTS

     The Company provides its distribution services to a small number of government agencies (usually military base recreation units), however the number of government customers is small compared to the overall customer base. Contracts with government agencies are provided under generally the same terms and conditions as other corporate customers and with only minor revisions which are required by such government agency.


COMPETITIVE CONDITIONS

     The Interactive Entertainment industry is still in its formative stage, but currently may be divided into three major segments: (1) media distribution services such as on-line services, telephone companies and cable television companies and the NTN Network; (2) equipment providers such as computer and peripheral equipment manufacturers; and (3) content and programming providers, such as movie studios, NTN and software publishers. The Company does not act as a direct provider of equipment to consumers. The Company operates as a media distribution service through its own NTN Network. Also, the Company is a program provider to an array of other media distribution services to consumers utilizing a variety of equipment and delivery mechanisms.

     NTN has a growing number of competitors in the programming segment of the Interactive Entertainment industry. The Company's programming content is not dependent upon, and consequently not bound by, any particular technology or method of distribution to the consumer. The Company's programming is, therefore, readily available to consumers on a wide variety of entertainment and media services including: the NTN Network; on-line services including America Online, Compuserve, and cable television, including GTE MainStreet, which is available to households in certain regions.

     The Interactive Television industry is still in its infancy. The Company competes with other companies for total entertainment dollars in the marketplace. The Company's programming competes generally with broadcast television, pay-per-view, and other content offered on cable television. On other mediums, the Company competes with other content and services available to the consumer through on-line services. The Company's programming is interactive in nature but is distinguished from other forms of interactive programming by its simultaneous multi-player format and the two-way interactive features. Presently, the technological capabilities of transmitting entertainment products to the consumer exceed the supply of quality programming and services available on the existing delivery systems. The Company is able to utilize the wide variety of services available for transmission of entertainment products to the consumer by forming strategic alliances with service providers to supply the Company's programs for re-transmission. The Company's programming is available to the consumer over a multitude of media platforms and delivery systems.

     NETWORK SERVICES. Currently, Network Services on the NTN Network have no competitors that furnish live, multi-player interactive entertainment similar in scope and nature. Although the Company has no direct competitors in this area, it does compete for total entertainment dollars in the marketplace. Other forms of entertainment provided in public eating and drinking establishments include music-based systems and cable and pay-per-view television. However, evidence provided by customers indicates that patrons are inclined to stay longer and consume more food and drink when NTN Network interactive games are offered as the main source of entertainment. Accordingly, Network Services customers generally tend to view these services as a profit generator rather than a cost center.

     ONLINE/INTERNET SERVICES. In the Online/Internet Services market, the consumer has a plethora of entertainment options from which to choose, ranging from cable television to telephone based services to computer on-line providers and the Internet. The Company offers live, multi-player games and services which are available to multiple interactive platforms in the home. Also, the Company competes for a share of the total home entertainment dollars against broadcast television, pay-per-view and other content offered on cable television. The Company also competes with other programming available to consumers through on-line services such as AOL and CompuServe. Cable television, in its various forms, provides consumers the opportunity to make viewing selections from anywhere between 30 to 100 free and pay channels, thus limiting the amount of time devoted to any particular channel. For the most part, cable television is predominantly a passive medium, and does not offer the viewer the opportunity to participate in its programming, and even less frequently, does it offer programming designed for active participation. On-line providers, such as AOL, can provide literally thousands of options for content and entertainment, however, such on-line services have traditionally been confined to that company's subscriber base. Interaction among viewers is thus limited to the particular program as offered only on the specific on-line service. The Company offers consumers the opportunity to participate and compete against other viewers who are seeing the identical program over several different technological media, including interactive television, personal computers and/or the NTN Network.

     LEARNSTAR. Products and services to education customers utilizing the LearnStar System were first sold beginning in 1995. The Company competes with some established businesses which offer educational products, however, the majority of existing products in the marketplace are passive, rather than interactive. Such companies include Jostens' Learning, C.C.C. and the Eduquest Division of IBM. The competitive advantage of the LearnStar System is that it provides an easy to use, two-way interactive learning method, is very competitively priced and requires less equipment than traditional systems. Moreover, the LearnStar System is adaptable to the particular needs of the individual users and is designed such that it can be used for local, regional, and national competitions on a mass basis utilizing existing satellite technology. Although the market for providing learning services to schools is mature, the Company believes that the market for advanced educational products which use computers, interactive software and satellite technology is embryonic.

     IWN. The U.S. Gaming industry has grown rapidly in recent years. In 1994, Americans wagered over $400 billion on legal commercial gaming compared to $126 billion in 1982. One survey showed that 61% of American adults wagered in one or more types of government-approved gambling last year.

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

     Pari-mutuel wagering is the fourth largest segment in the gaming industry. While the overall growth of the pari-mutuel handle has been stagnant over the last five years, particularly when compared to the significant growth in the overall gaming industry, the shift from on-track wagering to off-track betting is an important trend. With the total U.S. thoroughbred horse racing handle in the $10 billion range, off-track betting increased from $2.2 billion in 1987 to $6.1 billion in 1994. Off-track betting is allowed in 20 of the 40 states where pari-mutuel wagering is legal and is an increasingly important source of revenue for racetracks and state governments. IWN's HomeStretch(TM) product is intended to leverage the trend to off-track wagering by allowing fans to place wagers from virtually anywhere to their account at the racetrack. Legislative regulations are pending in many states and countries relating to placing wagers electronically via computer services or on the Internet. IWN is still in the development stage and no assurances can be given that it can attain its business objectives or that regulatory bodies will provide legislation for on-line wagering.

     Assuming enabling legislation, IWN seeks to eventually compete for total entertainment dollars in the market place. Within the gaming and wagering industry, competition for the pari-mutuel wagering dollar comes from expanded alternative gaming opportunities. Outside the industry, pari-mutuel wagering competes with all forms of entertainment vying for consumer spending dollars. Potential competitors in the interactive pari-mutuel wagering and gaming market will include:

           COMPANY                                 DESCRIPTION
           -------                                 -----------

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


RESEARCH AND DEVELOPMENT

     During the three years ended December 31, 1996, the Company incurred $3,396,000, $1,471,000 and $1,972,000, respectively related to on Company-sponsored research and development projects, including projects performed by consultants for the Company.

     The Company is currently developing interactive and transaction services for the gaming industry and continues to develop enhancements to its interactive software for several media platforms and continues its research into new and enhanced graphics. There is no assurance that the Company will successfully complete current or planned development projects or will do so within the time parameters and budgets established by the Company, and there is no assurance that a market will develop for any product successfully developed.

     The Company works closely with independent user groups in an attempt to develop enhancements and new services and products in response to customer needs.


GOVERNMENT REGULATIONS

     Compliance with federal, state and local laws have not had a material effect upon the Company's capital expenditures, earnings or competitive position to date. On October 25, 1996, the Company reported that it was advised by the United States Federal Communications Commission (FCC) that its Playmaker(R) keypad had never received FCC approval. Upon notification, the Company commenced testing its equipment and submitted its application to the FCC. There was no interruption of the Company's services to existing NTN Network customers, nor were any of the Company's Online/Internet Services ever affected. The Company will also implement a corrective action program to be approved by the FCC. The Company received approval on January 15, 1997 and immediately began shipments to new Locations. To date, the FCC has not advised the Company of the amount of penalty, if any, which may be imposed. In light of the circumstances, the Company believes that such a monetary penalty may be imposed, however, based in part on the advice of outside counsel, the Company does not believe that the amount of such penalty will be substantial so as to have a material, adverse effect on the financial condition of the Company. The Company does not anticipate that it will have to incur any material expenses in the future in order to comply with federal, state or local laws because of the nature of its current services and products. Gaming laws in certain states currently restrict the ability of individuals to place wagers off-site from a regulated wagering facility. The ability of IWN to carry out its business objective will be dependent upon enabling legislation in states and other countries related to gaming and electronic wagering.


EMPLOYEES

     The Company and its subsidiaries employ approximately 200 people on a full-time basis and 60 people on a part-time basis, and utilizes independent contractors on a project basis. In addition, NTN retains a number of non-affiliated programming and systems consultants. It is expected that as the Company expands, additional employees and consultants will be required. The Company believes that its present employees and consultants have the technical knowledge necessary for the operation of the Company and that it will experience no particular difficulties in engaging additional personnel with the necessary technical skills when required. None of the Company's employees are represented by a union and the Company believes its employee relations are satisfactory.


     ITEM 2.  PROPERTIES
              ----------

     The Company has a membership in a limited liability company that owns "The Campus", the three-building complex that houses the Company's headquarters. The Company has a six-year lease for approximately 39,000 square feet of office and warehouse space, at a rent of approximately $30,000 per month. The Company also leases approximately 4,000 square feet of space under a lease that runs through September, 1998, at a rent of approximately $3,000 per month. The Company does not anticipate leasing additional space in the next year.

     ITEM 3.  LEGAL PROCEEDINGS
              -----------------

     Until recently, the Company was involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). With the court's assistance, the Company and IN have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving the Company, its unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. No substantive action has been taken in furtherance of either action.

     In June, 1996, the Company entered into a Settlement Agreement to resolve litigation filed by various shareholders of the Company. The case, originally filed in June, 1993, in the United States District Court for the Southern District of California, is a consolidation of four lawsuits seeking class action status to recover unspecified damages for a drop in the market price of the Company's common stock following an announcement that an anticipated agreement under which the Company would sell certain equipment and services to an arm of the Mexican government may be put out to bid. Whereas the Company vigorously defended this litigation and believes, in part, based upon the opinion of outside counsel, in the merits of its defense, the Company has entered into the Settlement Agreement to resolve this matter out-of court to avoid costly and protracted litigation, in the best interests of its shareholders.

     The terms of the settlement are as follows: A settlement fund of $400,000 in cash plus 565,000 warrants to purchase the common stock of NTN ("Settlement Warrants") was established. Each Settlement Warrant will have a term of three years from the Date of Issuance, as that term is defined in the Agreement, and an exercise price equal to the average closing price per share of NTN common stock on the American Stock Exchange during the twenty trading days immediately preceding the Date of Issuance. During the period from the second anniversary of the Date of Issuance until the expiration or exercise of a Settlement Warrant, the holder of such Settlement Warrant shall have the right, but not the obligation, to put the Settlement Warrant to NTN for repurchase at a price of $3.25 per Settlement Warrant (the "Put Right"), provided, however, that this Put Right shall expire, once, if ever, during the period from and after the Date of Issuance that the closing price per share of the NTN common stock on the American Stock Exchange is more that $3.25 above the exercise price of the Settlement Warrants on any seven trading days, whether consecutive or not. Upon expiration of the Put Right, NTN shall have nor further obligation to repurchase the Settlement Warrants. In no event shall NTN have any obligation to repurchase its common stock. The Settlement cannot be finalized nor can the exercise price of the Settlement Warrants be set, until an S-3 registration, which registers the Settlement Warrants, becomes effective. Currently, the registration is being reviewed by the United States Securities and Exchange Commission ("SEC") and the Company has responded to inquiries posed by the SEC related to such registration.

     On April 18, 1995, a class action lawsuit was filed in the United States District Court for the Southern District of California. The complaint alleges violations of federal securities laws based upon the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. The Company, which has assumed the defense of this matter on behalf of all defendants, has denied liability based upon the allegations contained in the complaint. Plaintiffs have claimed to be entitled to damages between $8 million to $10 million. The Company believes, based in part on the advice of outside counsel, that the actual damages, if any, would be substantially less than such amount. A pretrial conference to set a trial date has been scheduled for October 14, 1997. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information, which is incorporated herein by reference.

     On July 3, 1995, a single shareholder filed a separate lawsuit in the United States District Court for the Northern District of Texas containing allegations essentially identical to those raised in the shareholder lawsuit in April, 1995. Upon the Company's motion, the case was transferred from Texas to California. The Company denied the allegations in the complaint and filed its own counterclaim against third parties for indemnification. On January 21, 1997, the Plaintiff voluntarily dismissed the separate lawsuit against the Company without prejudice and the Company similarly dismissed its third party counterclaims.

     There can be no assurance that any or all of the foregoing claims will be decided in favor of the Company, which is not insured against the claims made. During the pendency of such claims, the Company will continue to incur the costs of defense of same. If the shareholder litigation is decided in a manner adverse to the Company, it may have a material adverse effect on the Company's financial condition and result of operations.


     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
              -------------------------------------------------

     No matters were submitted to a vote of security holders through the solicitations of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 1996.


                                    PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              -------------------------------------------------------------
MATTERS
-------

     The Company's Common Stock is listed on the American Stock Exchange, under the symbol "NTN." The prices below are the high and low sales prices for the Common Stock reported by the American Stock Exchange for the two most recent fiscal years.

     1996                      LOW                 HIGH
     ----                      ---                 ----
First Quarter               $3 - 1/8            $4 - 7/8
Second Quarter               3 - 7/8             5 - 1/8
Third Quarter                4 - 9/16            6 - 1/8
Fourth Quarter               3 - 7/16            5 - 3/16

     1995                      LOW                 HIGH
     ----                      ---                 ----
First Quarter               $5 - 5/8            $8 - 1/4
Second Quarter               4 - 7/16            5 - 13/16
Third Quarter                4 - 3/8             6 - 1/8
Fourth Quarter               4 - 1/8             5 - 3/16

     On April 10, 1997, the closing price for the Common Stock reported on the American Stock Exchange was $4.625. On that date, there were approximately 4,000 record owners of the Common Stock.

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

     ITEM 6.  SELECTED FINANCIAL DATA
              -----------------------

     The following tables furnishes information with respect to selected consolidated financial data of the Company over the past five years.

Statement of Operations Data
(in thousands, except per share data)

                                                                   YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                                        1996       1995      1994      1993      1992
                                                      -------     ------    ------    ------    ------
Total revenue                                     $    25,711     20,082    16,146    11,123     6,047
Total operating expenses                               51,566     25,508    16,102    13,210     8,466
                                                      -------     ------    ------    ------    ------
Operating income (loss)                               (25,855)    (5,426)       44    (2,087)   (2,419)

Other income, net                                           1      1,409       412       457        24
                                                      -------     ------    ------    ------    ------
Earnings (loss) from continuing operations            (25,854)    (4,017)      456    (1,630)   (2,395)
Earnings (loss) from
 discontinued operations                               (1,317)        69       251       329       155
Gain from discontinued operations                       4,219         -         -         -         -
Income taxes                                               -          -         -         -         -
                                                      -------     ------    ------    ------    ------
Net earnings (loss)                               $   (22,952)    (3,948)      707    (1,301)   (2,240)
                                                      =======     ======    ======    ======    ======
Earnings per share:
Continuing operations                             $     (1.15)     (0.19)     0.02     (0.10)    (0.21)
Discontinued operations                                  0.13       0.00      0.01      0.02      0.01
                                                      -------     ------    ------    ------    ------
Net earnings (loss)                               $     (1.02)     (0.19)     0.03     (0.08)    (0.20)
                                                      =======     ======    ======    ======    ======

Weighted average equivalent
  shares outstanding                                   22,568     20,301    21,124    17,135    11,344
                                                      =======     ======    ======    ======    ======

Balance Sheet Data
(in thousands)
                                                                         DECEMBER 31,
                                                      ------------------------------------------------
                                                        1996       1995      1994      1993      1992
                                                      -------     ------    ------    ------    ------
Total current assets                              $   10,655     26,009     18,844    23,102     9,004
Total assets                                      $   28,504     41,221     31,239    27,240    10,171
Total current liabilities                         $   12,775      6,541      4,958     2,933     2,554
Total liabilities                                 $   18,282      7,770      5,782     3,587     2,739
Shareholders' equity                              $   10,222     33,451     25,457    23,653     7,432

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

GENERAL

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the selected financial data and consolidated financial statements and notes thereto included elsewhere herein.

     The Company uses existing technology to develop, produce and distribute two-way multi-player interactive live events and also produces and distributes its own original interactive programs. The Company's principal sources of revenue from distribution activities are derived from (a) service distribution fees in the United States; (b) advertising fees, (c) sales of equipment to foreign licensees; (d) service distribution fees and royalties from foreign licensees; and (e) licensing fees from foreign and domestic licensees.

     On October 25, 1996, the Company reported that it was advised on September 9, 1996 by the United States Federal Communications Commission that its Playmaker(R) keypad had not received FCC approval. The Company immediately suspended shipment of the Playmakers(R) to new NTN Network Locations pending approval by the FCC. Upon notification, the Company commenced testing its equipment and submitted its application to the FCC. There was no interruption of the Company's services to existing NTN Network customers, nor were any of the Company's Online/Internet Services ever affected. The Company received approval on January 15, 1997 and immediately began shipments to new Locations, including approximately 290 new customers which were previously awaiting installation.
The installation of the Locations was completed in January and February 1997. The Company will also implement a corrective action program to be approved by the FCC.

     On March 5, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President.
In addition, three other officers resigned or were terminated in connection with the reorganization. The Company recorded substantial charges related to the management reorganization and other items more fully described below. Accordingly, the following analysis has been expanded to provide a more detailed description of the significant charges that occurred in 1996.

RESULTS OF OPERATIONS

     Following is a comparative discussion by fiscal year of the results of operations for the three years ended December 31, 1996. The Company believes that inflation has not had a material effect on its operations to date.

YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     The Company incurred a net loss of $22,952,000 for the year ended December 31, 1996 compared to a net loss of $3,948,000 for the year ended December 31, 1995. In 1996, the Company treated New World as a discontinued operation. The results include a gain on the sale of the Company's New World subsidiary of $4,219,000, net of taxes of $16,000, and operating losses of $1,317,000. In the second quarter, the Company reported an estimated tax expense of $1,000,000. The change in the estimated tax liability resulting from the sale resulted from a revision in the estimated income tax provision based on a recently concluded analysis of the relevant tax laws and a valuation study performed to establish the Company's minimum tax liability. The 1995 results have been adjusted to reflect the sale of New World in 1996 as a discontinued operation. The 1996 results also include other significant charges for the resignation and termination of officers and layoffs of other personnel, cancellation of notes receivable, loss on buyout of lease commitments, a write-down of assets associated with business activities that the Company has determined will no longer be pursued, a write-down for obsolete inventory and equipment, and accrual for costs and expenses for the resolution of litigation. In addition, the current year's results of operations include charges related to the issuance of equity instruments pursuant to the guidelines of SFAS 123. An analysis of revenue and operating costs follows a discussion of the significant other charges.

     On March 5, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President. Other personnel changes include the resignation of Mr. Ronald Hogan, as Senior Vice President, and the terminations of Mr. Gerald McLaughlin, formerly Executive Vice President, and Mr. Michael Downs, formerly

President and CEO of LearnStar, in connection with the reorganization ("Reorganization"). The Company has entered into separate agreements ("Agreements") with each of the former officers setting out the terms on which their existing employment contracts with NTN will be settled. In compliance with the Agreements, NTN will continue to pay the former executives their current annual salaries and other benefits for the remaining terms of their employment agreements with NTN, which expire on or before December 31, 1999. Charges for severance recorded related to terminations in 1996 amounted to $840,000. Charges for severance to be recorded as an expense and liability in the first quarter of 1997 will be $4,578,000. Contractual payments for employment contracts related to the Agreements are $1,711,000 in 1997, $1,350,000 in 1998 and $1,269,000 in
1999. The Company expects that such amounts will be funded from its on-going operations. The Company has recorded the charges in 1996 and to be recorded in 1997 in accordance with Emerging Issues Task Force Issues No. 94 - 3.

     Most of the former officers, along with Mr. Donald Klosterman, a director of NTN, were indebted to NTN for certain loans that were made in previous years. By their terms these loans were cancelable under certain circumstances in connection with the termination of the officer's employment. Accordingly, in conjunction with the management reorganization, all outstanding notes receivable were canceled, and accordingly a charge for $4,252,000 for principal and accrued interest was recorded in 1996. Included in the loans canceled were personal loans made to Alan Magerman, a director, and Patrick J. Downs of approximately $185,000 ($145,000 of principal and $40,000 of accrued interest) and $251,000 ($227,000 of principal and $24,000 of accrued interest), respectively.

     In addition to the reorganization of executive personnel noted earlier, the Company had earlier announced the planned lay-offs of non-executive personnel. The planned lay-offs were not due to a contraction in the Company's core businesses, but rather were to cost-cutting measures implemented to improve operations. Severance payments for non-executive lay-offs will not effect liquidity as the majority of severance and other benefit payments were made in 1996.

     From 1993 through June 30, 1996, the Company had entered into various sale and leaseback arrangements with independent third parties. In the fourth quarter of 1996, the Company completed a plan to repurchase equipment related to the aforementioned lease arrangements. The Company recorded a charge of approximately $2,007,000 related to the termination of these lease transactions. To the extent possible, management does not intend to use the same sale and leaseback arrangements as a method of financing in future periods. In addition, management does not intend to purchase equipment to be held as inventory for sale and leaseback arrangements. Accordingly, in the fourth quarter of 1996, the Company reclassified all remaining inventory to Broadcast Equipment and began recording depreciation charges on all assets placed in service. Although the program required the immediate use of cash, it is expected to result in improved future cash flow due to the elimination of many lease payments. Deferred revenues associated with prior sale-leaseback transactions were netted against the cost of repurchasing the assets.

     The Company performs periodic reviews of its inventory and broadcast equipment. In connection with such a review, it recently determined that recent advancements in technology had rendered obsolete certain equipment and inventory used by the Company which could not be used in the future. Accordingly, a charge of $2,478,000 was recorded in the third quarter. This charge was not due to a contraction in the Company's core businesses and will not effect future liquidity or results of operations.

     In June, 1996, the Company entered into a Settlement Agreement to resolve litigation filed by various shareholders of the Company. The case, originally filed in 1993, is a consolidation of four lawsuits seeking class action status to recover unspecified damages for a drop in the market price of the Company's common stock following an announcement that an anticipated agreement under which the Company would sell certain equipment and services to an arm of the Mexican government may be put out to bid. The Company believes there is no basis for the claimants' allegations and does not believe that liability exists for the allegations. Nonetheless, to avoid the expense and disruption of protracted litigation, the Company has entered into the Settlement Agreement to resolve this matter out-of court.

     To settle the case, a settlement fund was established consisting of $400,000 in cash plus 565,000 warrants to purchase the common stock of NTN ("Settlement Warrants"). Each Settlement Warrant has a term of three years from the Date of Issuance, as that term is defined in the Agreement, and an exercise price equal to the average closing price per share of NTN common stock on the American Stock Exchange during the twenty trading days immediately preceding the Date of Issuance. During the period from the second anniversary of the Date of Issuance until the expiration or exercise of a Settlement Warrant, the holder of such Settlement Warrant shall have the right, but not the obligation, to put the Settlement Warrant to NTN for repurchase at a price of $3.25 per Settlement Warrant (the "Put Right"), provided, however, that this Put Right shall expire, once, if ever, during the period from and after the Date of Issuance that the closing price per share of the NTN common stock on the American Stock Exchange is more that $3.25 above the exercise price of the Settlement Warrants on any seven trading days, whether consecutive or not. Due to regulatory constraints, the warrants have not yet been issued and the exercise price has not been established. Nevertheless, a legal obligation exists for the Company to issue the warrants, which will be completed as soon as the S-3 registration statement, which includes the Settlement Warrants, becomes effective, which in turn, will trigger the issuance of the Settlement Warrants. Although, the Put Right may expire based on the closing price of the Common Stock over the next three years, the Company has recognized the potential liability related to the Put Right. Accordingly, a charge of $1,291,000 for the present value (discounted at 15%) and related interest expense for the Put Right was recognized in 1996. The difference between the amount expensed and the total potential liability, $545,000, will be accreted as interest expense and charged to operations from September 1996 until the second anniversary of the Date of Issuance. Upon expiration of the Put Right, NTN shall have no further obligation to repurchase the Settlement Warrants. In no event shall NTN have any obligation to repurchase its Common Stock.

     On April 18, 1995, a class action lawsuit was filed in United States District Court. The complaint alleges violations of federal securities laws based upon the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. The Company, which has assumed the defense of this matter on behalf of all defendants, has denied liability based upon the allegations contained in the complaint. Plaintiffs have claimed to be entitled to damages between $8 million to $10 million. The Company believes, based in part on the advice of outside counsel, that the actual damages, if any, would be substantially less than such amount. This lawsuit has been scheduled for trial to commence in October, 1997. The Company believes there is no basis for the claimants' allegations. Nonetheless, the Company may, to avoid the expense and disruption of protracted litigation, attempt to settle the case. Due to potential settlement costs including the legal costs and expenses associated with litigation of this nature, including attorney fees, expert fees and costs, analyses which must be conducted and other costs necessary to prepare to defend this case at trial and perhaps through the appeals process, and the inherent expenditures of management time, effort and resources that will also be required, the Company has recorded a charge against its current earnings for such costs and expenses.

     In December 1995, the Company entered into an agreement to sell a 45% interest in LearnStar to another company for a $2,500,000 note receivable. No gain was recognized in 1995 as the Company had not received any payments on the note. In 1996, the parties agreed to rescind the agreement. No gain was recorded in 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), effective for fiscal years beginning after December 31, 1995. SFAS 123 establishes the fair value method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the period in which the related services are rendered. The Company has chosen to retain its current intrinsic value based method for issuances to employees, as allowed by SFAS 123. As further provided in SFAS 123, the Company has disclosed the pro forma effect of adopting the fair value based method.

     Under SFAS 123, transactions involving non-employees for which goods or services is the consideration received for the issuance of equity instruments are to be recorded using the fair value method. The fair value method states that the amount recorded is to be based an the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. In 1996, the Company issued a total of 616,000 warrants to non-employees for the purchase of the Company's common stock and recorded a charge of $1,910,000 related to the issuance of those equity instruments.

     In December 1995, the Company entered into a sale, purchase agreement and investment agreement ("Agreement") with Symphony LLC ("Symphony"), an unaffiliated company whereby Symphony agreed to purchase a 10% interest in IWN, Inc. for $350,000 and would make capital contributions totaling $2,650,000 to IWN L.P., a limited partnership of which IWN Inc. is the general partner.

     The Agreement includes a provision whereby Symphony has the option to put ("Put Option") its partnership interest and its shares of IWN Inc. to NTN during the period from April 1, 1997 through December 1, 1997 for certain consideration. Accordingly, the Company has included the accounts and results of operations of. IWN L.P. in the Company's consolidated financial statements.

     On April 8, 1997, Symphony exercised the Put Option. At December 31, 1996, the aggregate obligation assuming the Put Option would be exercised was $3,045,000. This amount has been recorded as a short-term borrowing in the consolidated financial statements as of December 31, 1996. The Put Option is payable in cash or common stock, or a combination thereof, at Symphony's election (subject to the Company's determination of sufficient funds available), or conversely Symphony can elect to accept a promissory note for up to two years bearing interest at 27.5% per annum. Operating losses for IWN L.P. aggregated $2,961,000 in 1996.

     For the current period, total revenues increased 28% from $20,082,000 to $25,711,000. This increase is the result of growth in most of the Company's principal revenue activities, Network Services and Online/Internet Services.

     Network Services increased 29% from $15,559,000 to $20,029,000. The increase is primarily due to an expansion in the number of subscriber locations contracting for services. Online/Internet Services increased 192% from $620,000 to $1,811,000 due to an increase in services to online customers and a notable growth in consumer revenue hours. In addition, the Company has increased the number of programs available through this distribution platform. Advertising revenues related to both Network Services and Online/Internet Services increased 41% from $1,128,000 to $1,590,000 primarily due to an increased number of commercial spots sold.

     Equipment Sales, net decreased 3% from $1,803,000 to $1,757,000. Equipment sales are predominantly with foreign licensees which are subject to outside influences and can occur at random times throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent upon the timing of expansion plans of the Company's foreign licensees and its educational customers.

     Operating Expenses related to Network Services and Online/Internet Services rose from $4,799,000 to $8,602,000, an increase of 79%. The increase is largely attributable to a charge of $2,478,000 for a write-down of obsolete equipment and to the expansion in the number of subscribers and on-line services contracting for services. Exclusive of the charge for obsolete equipment, operating costs increased 28% compared to a combined increase in Network Services and Online/Internet Services revenues of 35%.

     Selling, General and Administrative expenses increased 55% from $13,080,000 to $20,232,000. Included in selling, general and administrative expenses are several significant charges incurred in 1996. The significant charges include an accrual of $1,910,000 pursuant to SFAS No. 123 related to the issuance of warrants; an accrual of severance benefits to certain officers and other employees of $840,000; an increase in the allowance for doubtful accounts of $1,840,000 due to risks associated with Network Service customers, educational and international customers; additional marketing expenses incurred during the period that shipments of Playmakers(R) were suspended pending approval from the FCC of $350,000; and a charge of $222,000 related to a change in estimate for deferred advertising costs.

     Litigation, Legal and Professional expenses increased 277% from $1,720,000 to $6,484,000 due to charges and legal fees associated with settling various litigation and on-going operations. Included in Legal and Professional services in 1996 is a charge of $400,000 for settlement and an additional $1,234,000 for the potential liability associated with the issuance of warrants as part of a settlement. Equipment lease expense increased 73% from $3,957,000 to $6,837,000 due to the increase in equipment under lease agreements for the majority of the year and the buyout in late 1996 of certain lease obligations resulting in a charge of $2,007,000. Depreciation expense increased 117% from $481,000 to $1,042,000 due to the higher base of depreciable assets that resulted from the buyout. Research and Development expense increased 131%, from $1,471,000 to $3,396,000 as the Company expanded its development of gaming applications and continued its exploration of new technical platforms and interactive services.

     In connection with the Reorganization, the Company canceled certain notes receivable due from executive officers resulting in an expense of $4,252,000. Other Charges of $721,000 include a write-down of assets associated with business activities that the Company has determined will no longer be pursued.

     Other Income (Expense) decreased from $1,409,000 to $1,000 in 1996. The 1996 results include accreted interest expense associated with the Settlement Warrants of $57,000. The 1995 results include reimbursement of previously incurred legal expenses from the Company's insurance carrier of approximately $1,000,000. There was no tax expense in 1996 and 1995 primarily due to taxable losses and offsetting temporary differences in both years. The Company currently has available approximately $33,000,000 of net operating loss carryovers for federal tax purposes.

YEAR ENDED DECEMBER 31, 1995 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

     The Company reported a net loss of $3,948,000 for the year ended December 31, 1995 compared to net earnings of $707,000 for the year ended December 31, 1994. The 1995 and 1994 results have been adjusted to reflect the sale of New World in 1996 as a discontinued operation.

     In 1994, the Company formed LearnStar to pursue interactive educational applications in the United States. Most of 1994 was devoted to beta testing the product and conducting preliminary market tests. In 1995, LearnStar began marketing and selling its product on a full-time basis. Due to start-up costs and relatively higher marketing costs during the first year of operations, the LearnStar operations incurred a net loss of $2,149,000 for the year ended December 31, 1995.

     In 1995, the Company set up an allowance of $1,000,000 for inventory in connection with the upgrading of its broadcast distribution system and expensed $754,000 of costs incurred in connection with the development of the market in Mexico. Further, in 1995, the Company experienced a substantial increase in legal expenses due to increased activities in litigation and other legal matters along with increased costs of developing and providing products and services, and increased marketing expenditures.

     Total revenues increased 24% from $16,146,000 to $20,082,000. This increase is the result of growth in many of the Company's principal revenue activities.

     Network Services increased 38% from $11,271,000 to $15,559,000. This increase is primarily due to an expansion in the number of subscriber locations and contracting for services from the Company. Online/Internet Services increased 14% from $542,000 to $620,000. This increase is due to the steady growth of the number of consumers using these services. Advertising revenue increased 162% from $431,000 to $1,128,000, predominantly due to an increase of spots and sponsorships sold.

     Equipment Sales, net increased 10% from $1,634,000 to $1,803,000.
Equipment sales include both sale and leaseback transactions and direct sales to the Company's customers. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees and, its educational subscribers. The sales price and cost of sales for equipment sold to customers and others has been constant for the past two years. Accordingly, the increase in sales for equipment sold to customers from 1994 to 1995 is wholly attributable to changes in volume.

     License and Royalty Fees and Other Revenue decreased from $2,268,000 to $972,000 in the current year's period and is predominantly comprised of license fees and royalties. License Fees in 1995 predominantly relates to Network Services and international licensing opportunities whereas in 1994 license fees primarily consisted of inventory transferred to the Company by its United Kingdom licensee in exchange for release from a license agreement. Licensing arrangements are not dependent upon seasonal forces and will vary in type and amount from period to period.

     Operating Expenses for Network Services and Online/Internet Services increased 64% from $2,923,000 to $4,799,000. The increase is largely attributable to a charge of $1,000,000 in connection with broadcast equipment and the expansion in the number of subscribers contracting for services. Selling, General and Administrative expenses rose from $7,728,000 in 1994 to $13,080,000 in 1995, an increase of 69% due to an increase in the number of employees hired to develop and produce new products and services and large increases in marketing activities related to the development of the LearnStar products and services. Legal and Professional Fees increased 192% from $590,000 to $1,720,000 due to substantial legal expenses incurred relating to litigation and other legal and corporate matters. Equipment lease expense increased 74% from $2,275,000 to $3,957,000 due to the increase in equipment under lease agreements related to the expansion of the NTN Network. Research and Development expense decreased from $1,972,000 to $1,471,000, or 25% as the Company increased its efforts in projects in current production.

     Other Income (Expense) increased from $412,000 to $1,409,000 or 228%. Included in Other Income reimbursement of previously incurred legal expenses from the Company's insurance carrier of approximately $1,000,000. There was no tax expense in 1995 and 1994 primarily due to taxable losses and offsetting temporary differences in both years.


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

     In 1996, the Company reported a loss of $22,952,000. The 1996 results include substantial other charges for the management reorganization and layoffs of other personnel, cancellation of debt, loss on buyout of lease obligations, a write-down of assets associated with business activities that the Company has determined will no longer be pursued, write-down for obsolete inventory and equipment, and accrual for legal and litigation settlements. In addition, the current year includes charges related to the issuance of equity instruments as recorded under the guidelines of SFAS 123. Many of these are non-cash related charges which will have no impact on future cash flow. None of the non-cash charges are due to contractions in the core businesses of the Company, and therefore are not expected to effect future liquidity or results of operations. Charges for the management reorganization and potential liabilities related to settlement of litigation will generally be paid over an extended period of time in excess of one year. The management reorganization and lay-offs of other employees were not due to a contraction in the Company's core businesses, but rather are cost-cutting measures being implemented to improve operations. These liabilities, depending on the extent and timing, could effect future liquidity, but are expected to be funded from on-going operations.

     Total assets decreased 31% from $41,221,000 to $28,504,000 from December 31, 1995 to December 31, 1996. The decrease in assets is primarily due to the significant charges recorded in the third and fourth quarters noted above. Cash increased slightly from $6,485,000 at December 31, 1995 to $6,579,000 at December 31, 1996. Interest-bearing security deposits decreased from $3,775,000 to zero due to the buyout of certain sale and leaseback agreements.

     The 24% decrease in Accounts Receivable - Trade from $2,668,000 to $2,031,000 at December 31, 1996, reflects the overall growth of the Company's primary operations, the effect of churn from Network Services customers and an increase in the allowance for doubtful accounts due to risks associated with Network Service customers, educational and international customers. Accounts Receivable - Other decreased from $1,750,000 to zero, the result of payments received and the buyout of certain lease obligations. Notes Receivable - Related Parties decreased from $4,468,000 to zero, primarily due to the cancellation of notes receivable related to the management reorganization.

     As previously noted, in the fourth quarter of 1996 the Company completed a program to repurchase inventory and equipment previously sold to and leased back from third parties. Accordingly, Broadcast Equipment, formerly shown as Inventory, has been reclassified to non-current assets. The Company does not intend to sell this equipment in the future, accordingly, depreciation of these assets commenced in the fourth quarter of 1996. The new policy is expected to result in improved cash flow due to the elimination of many lease payments. Further, the Company evaluated its current inventory in light of current and anticipated operations and determined that certain equipment had become obsolete and would not be used in the future. Accordingly, a charge of $2,478,000 was recorded in the 1996 to write-off these assets.

     Total liabilities increased 135% from $7,770,000 to $18,282,000 from December 31, 1995 to December 31, 1996. The increase in Accounts Payable and Accrued Liabilities from $2,877,000 to $6,182,000 reflects the overall growth of the Company, the timing of payments, an accrual for liabilities due to severance of officers and employees and accounting and legal expenses. Short-term borrowings of $5,060,000 consists of $2,015,000, secured by the cash surrender value of life insurance policies, and $3,045,000 related to the IWN Put Option. On April 8, 1997, the holder of the IWN Put Option (Symphony) informed the Company that the Put Option was being exercised immediately. The Put Option is payable in cash or common stock, or a combination thereof, at Symphony's election

(subject to the Company's determination of sufficient funds available), or conversely Symphony can elect to accept a promissory note for up to two years bearing interest at 27.5% per annum.

     The decrease in total Deferred Revenue (long-term and current) from $2,253,000 to $1,254,000 reflects the buy-out of lease obligations, amortization of deferred gains offset by a $500,000 deferral related to an agreement with Bell Canada. Revenue related to the Bell Canada agreement will be recognized as product is scheduled to be delivered, beginning in 1997. Other long-term liabilities is comprised of amounts related to settlement agreements.

     Overall, the Company's working capital decreased $21,528,000 from December 31, 1995 to December 31, 1996, primarily the result of the use of cash to buyout of lease obligations, the significant accruals for settlement agreement and other liabilities in late 1996 and the reclassification of Broadcast equipment to non-current assets. At December 31, 1996, the Company had a net working capital deficiency of $2,120,000. Revenues from the principal business activities, Network Services, Online/Internet Services, and Advertising grew 35% in the year ended December 31, 1996 compared to the prior year. The Software Development and Distribution segment (New World) was sold in June 1996 and no longer represents a business segment. The Company is expected to continue to require additional working capital for operating expenses, new services development, marketing of services and purchase of the hardware components used in the reception of its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to sustain the Company.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency of $2,120,000 as of December 31, 1996. Additionally, the Company has utilized significant cash flows from operating activities of $8,655,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management has implemented an organizational and strategic restructuring aimed at reducing overhead expenses by 20% and focusing on the Company's business units. This involved a workforce reduction including five senior officers, the buyout of many high-rate lease obligations, and restructuring its management personnel and responsibilities. Management believes that these factors will contribute toward achieving profitability and improving cash flow.

     In the past, the Company has been able to fund its operations and improve its working capital position by sales of Common Stock, upon exercise of warrants and options, by leasing transactions for equipment in use at subscriber locations, and by licensing its technology to foreign licensees. The Company is exploring alternative capital financing possibilities which may include (i) licensing and related royalties of the Company's technology and products; (ii) borrowing arrangements under fixed and revolving credit agreements; or (iii) sale of additional equity securities. The Company may negotiate for additional lease and debt financing and additional foreign licensing, however, the extent to which any of the foregoing may be accomplished, if at all, cannot be predicted at this time.

     The Company has certain lawsuits pending as previously described in "Legal Proceedings. The Company believes, based in part on the advice of outside, independent counsel, that there is no basis to claimants allegations, but to avoid the expense and disruption of protracted litigation has settled certain cases and may continue to attempt to settle others. The Company provided a charge against its current earnings for such possible actions, There can be no assurances that the Company will be successful in settling or defending such actions or that any or all actions would be decided in favor of the Company or that the continued cost of defending and prosecuting these actions will not have a material adverse effect on the Company's financial position or results of operations.

MARKETING AND EXPANSION PLAN

     The Company's plan to reach profitability includes the following elements:
(i) reorganizing and expanding the sales staff; (ii) increasing advertising sales; (iii) expanding products and services to a wider variety of technological platforms (iv) expanding Company services to education customers; and (v) pursuit of additional foreign licensing opportunities.

     Throughout the Company's history, the principal component of its revenues has been derived from Network Services to Locations in the hospitality industry (restaurants, taverns and hotels). Management believes that this component will continue to grow in total revenues within the next year, but may decline as a percentage of the Company's total revenues. To increase the number of Locations, the Company has taken several steps. It reorganized its sales staff to accommodate the growth in 1996 and the anticipated growth in 1997. The Company offers sales and technical support to its independent distributors, who are responsible for marketing the Company's services to potential Locations. In 1997, the Company will continue to attend national and regional hospitality industry trade shows and has maintained its budget for advertising in trade publications.

     A major source of growth in 1996 was from Online/Internet Services revenue. The Company will continue to provide additional programs to current customers in an effort to increase consumer revenue hours. In addition, the Company will continue to seek new outlets for its programs and also provide production services for a fee.

     In 1996, the Company enhanced its graphics capabilities and obtained additional advertising revenues from national advertisers. The Company has a full-time advertising sales staff and is currently negotiating with several potential advertisers for commercial spots on the NTN Network as well for the Company's Online/Internet programs.

     Management believes that another market segment with potential for long-term growth is the market for interactive television services in the home. The Company expects to remain a provider of specialized programming to networks operated by other organizations, such as cable networks, computer on-line systems and wireless or telephone-based communication networks. The Company expects to deliver the video portion of its programming directly to cable television systems, with viewer responses processed using equipment developed by others. In light of this, the Company expects that any significant revenues from home use of the Company's services will be dependent upon an expansion in the overall home viewer market for home interactive information and entertainment services. The Company maintains excellent working relationships with major providers of home interactive information and entertainment services. As the market for home interactive information and entertainment services expands, the Company will seek to capitalize on this market. Revenues to date from in-home programming have not been significant. No assurance can be given that plans to expand into the interactive television market will be successful.

     The Company has plans to expand its penetration in the education sector as well. Currently, the LearnStar System is operational at over 100 schools throughout the nation. In 1997, the Company will focus efforts to expand into additional schools in many states. Revenues from these sources have not been significant in the past and no assurance can be given that plans to expand the education market will be successful.

     Although there can be no assurance that the Company will prove to be successful in implementing its marketing and expansion plan, Management believes that the Company's prospects have been materially improved by the growth of its core business activities and increased customer awareness.

     ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              --------------------------------------------------------

     See Index to Consolidated Financial Statements and Schedule on page F-0, which is incorporated herein by reference, for a listing of the Consolidated Financial Statements and Schedule filed with this report.


     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE
              --------------------

     None.

                                   PART III

                                  MANAGEMENT


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

     Incorporated by reference to Registrant's definitive Proxy Statement for its August, 1997 meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days from December 31, 1996.


     ITEM 11.  EXECUTIVE COMPENSATION
               ----------------------

     Incorporated by reference to Registrant's definitive Proxy Statement for its August, 1997 meeting of stockholders.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               --------------------------------------------------------------

     Incorporated by reference to Registrant's definitive Proxy Statement for its August, 1997 meeting of stockholders.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               ----------------------------------------------

     Incorporated by reference to Registrant's definitive Proxy Statement for its August, 1997 meeting of stockholders.

                                    PART IV

     ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS
               ----------------------------------------------------------------
               ON FORM 8-K
               -----------

     (a) The following documents are filed as a part of this report:

     1,2.  Consolidated Financial Statements and Schedule.

     The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements" on page F-0.

     3.  Exhibits.  The following exhibits are filed as a part of this report:

10.1     Certificate of Incorporation of the Company (1)
10.2     By-laws of the Company (2)
10.3     1985 Incentive Stock Option Plan, as amended (2)
10.4*    1985 Nonqualified Stock Option Plan, as amended (4)
10.5*    Letter of Employment dated July 22, 1996 between NTN Communications,
         Inc. and Gerald Sokol, Jr.
10.6     License Agreement with NTN Canada (4)
10.7     National Football League License Agreement (4)
10.8     The Campus Limited Liability Company Agreement (7)
10.9     Lease of Office with The Campus L.L.C. (7)
10.10    Investment Agreement, dated as of December 31, 1995, among NTN
         Communications, Inc., IWN, Inc. and Symphony Management Associates,
         Inc., without exhibits (8)
10.11    Third Amended and Restated Agreement of Limited Partnership of IWN,
         L.P., dated as of December 31, 1995. (8)
10.12    First Amendment to the Third Amended and Restated Agreement of Limited
         Partnership of IWN, L.P., dated as of March 11, 1996. (8)
10.13    Stock Purchase Agreement, dated as of December 31, 1995, between NTN
         Communications Inc., IWN, Inc. and Symphony Management Associates, Inc.
         (8)
10.14    Stockholders Agreement, dated as of December 31, 1995, between NTN
         Communications Inc., and Symphony Management Associates, Inc. (8)
10.15    Registration Rights Agreement, dated as of December 31, 1995, between
         NTN Communications Inc., and Symphony Management Associates, Inc. (8)
10.16    Guaranty, dated as of December 31, 1995, from Symphony Management
         Associates, Inc. in favor of IWN, Inc. and IWN, L.P (8)
10.17    Amended and Restated Technology and Trademark License Agreement, dated as of December 31, 1995, between NTN Communication, Inc. and IWN, Inc.
         (8)
10.18    Amended and Restated Technology and Trademark Sub-license Agreement, dated as of December 31, 1995, between IWN, Inc. and IWN, L.P. (8)
10.19    Worldwide Technology and Trademark Agreement, dated as of  December 31,
         1995, between IWN, Inc. and IWN, L.P. (8)
10.20    Non-competition Agreement, dated as of December 31, 1995, between IWN,
         Inc. and IWN, L.P. (8)
10.21    Non-competition Agreement, dated as of December 31, 1995, between IWN,
         L.P. in favor of NTN Communications, Inc. and IWN, Inc. (8)
10.22    Composite copy of Investment Agreements, dated as of April 24, 1995, between NTN Communications, Inc. and the investors named therein. (8)
10.23    Composite copy of Investment Agreements, dated as of September 29,
         1995, between NTN Communications, Inc. and the investors named therein.
         (8)
10.24    Composite copy of Investment Agreements, dated as of October 4, 1995, between NTN Communications, Inc. and the investors named therein. (8)
10.25    Stock Purchase Agreement by and between NTN Communications, Inc. and
         Associated Ventures Management, Inc., dated as of December 22, 1995.
         (8)
10.26    Non Recourse Secured Promissory Note issued by the Company to
         Associated Ventures Management, Inc., dated December 22, 1995. (8)
10.27*   Management Agreement between NTN Communications, Inc. and Associated
         Ventures Management, Inc., dated December 22, 1995 (8)

10.28*   Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Patrick J. Downs. (9)
10.29*   Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Daniel C. Downs. (9)
10.30*   Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Ronald E. Hogan
10.31*   Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Gerald P. McLaughlin. (9)
10.32*   Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Michael J. Downs. (9)
10.33*   Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Robert Klosterman. (9)
10.34*   Letter agreement, dated March 4, 1997, between NTN and Alan Magerman.
         (9)
10.35*   Consulting Agreement, dated as of December 31, 1996, between NTN
         Communications Inc. and Patrick J. Downs. (9)
10.36*   Consulting Agreement, dated as of December 31, 1996, between NTN
         Communications Inc. and Daniel C. Downs. (9)
10.37*   Consulting Agreement, dated as of December 31, 1996, between NTN
         Communications Inc. and Ronald E. Hogan. (9)
10.38*   Consulting Agreement, dated as of December 31, 1996, between NTN
         Communications Inc. and Gerald P. McLaughlin. (9)
10.39*   Consulting Agreement, dated as of March 14, 1997, between NTN
         Communications Inc. and Donald Klosterman. (9)
10.40*   General Release, dated as of December 31, 1996, between NTN
         Communications Inc. and Patrick J. Downs. (9)
10.41*   General Release, dated as of December 31, 1996, between NTN
         Communications Inc. and Daniel C. Downs. (9)
10.42*   General Release, dated as of December 31, 1996, between NTN
         Communications Inc. and Ronald E. Hogan. (9)
10.43*   General Release, dated as of December 31, 1996, between NTN
         Communications Inc. and Gerald P. McLaughlin. (9)
10.44*   General Release, dated as of December 31, 1996, between NTN
         Communications Inc. and Michael J. Downs. (9)
10.45*   General Release, dated as of December 31, 1996, between NTN
         Communications Inc. and Robert Klosterman. (9)
10.46    Agreement of Purchase and Sale of Assets dated June 30, 1996 with schedules and exhibits, among NTN Communications, Inc, New World
         Computing Inc., and the 3DO Company. (10)
10.47*   Special Stock Option dated August 18, 1996 between NTN Communications,
         Inc. and Gerald Sokol, Jr.
10.48*   Special Stock Option dated August 25, 1996 between NTN Communications,
         Inc. and Robert Bennnet
10.49*   Special Stock Option dated August 30, 1996 between NTN Communications,
         Inc. and Ed Frazier
23.00    Consent of KPMG Peat Marwick LLP, incorporated by reference.
27.00    Financial Data Schedule.

         ______________________
         * Management Contract or Compensatory Plan.

(1) Previously filed as an exhibit to the Company's report on Form 10-Q for the quarter ended June 30, 1991, and incorporated by reference.
(2) Previously filed as an exhibit to the Company's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
(3) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1989, and incorporated by reference.
(4) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.
(5) Previously filed as an exhibit to the Company's report on Form 8-K dated December 31,1993, and incorporated by reference.

(6) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's report on Form 8-K dated March 5, 1997 and incorporated by reference.
(10) Previously filed as an exhibit to the Company's report on Form 8-K dated June 30, 1996 and incorporated by reference


         (b)  Reports on Form 8-K.

         None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  April 14, 1997

NTN COMMUNICATIONS, INC.

By:  /s/ ED FRAZIER
     --------------
     Ed Frazier, Chairman and Chief Executive Officer


By:  /s/ GERALD S. SOKOL, JR
     -----------------------
     Gerald S. Sokol Jr., President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                      DATE
          ---------                          -----                      ----
/s/  ED FRAZIER                  Acting Chief Executive           April 14, 1997
-------------------------        Officer and Chairman of
Ed Frazier                       the Board

/s/  ROBERT BENNETT              Director                         April 14, 1997
-------------------------
Robert Bennett

/s/  PATRICK J. DOWNS            Director                         April 14, 1997
-------------------------
Patrick J. Downs

/s/  DANIEL C. DOWNS             Director                         April 14, 1997
-------------------------
Daniel C. Downs

/s/  DONALD C. KLOSTERMAN        Director                         April 14, 1997
-------------------------
Donald C. Klosterman

/s/  ALAN P. MAGERMAN            Director                         April 14, 1997
-------------------------
Alan P. Magerman


                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                         Page
                                                                         ----
Independent Auditors' Report                                             F-1

Consolidated Financial Statements

  Consolidated Balance Sheets as December 31, 1996 and 1995              F-2

  Consolidated Statements of Operations for the years ended
    December 31, 1996, 1995 and 1994                                     F-3

  Consolidated Statements of Shareholders' Equity for the years ended
    December 31, 1996, 1995 and 1994                                     F-4

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994                                     F-6

Notes to Consolidated Financial Statements                               F-8

Schedule II                                                              F-22


                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
NTN Communications, Inc.:

We have audited the consolidated financial statements of NTN Communications, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTN Communications, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           KPMG Peat Marwick LLP

San Diego, California
April 10, 1997

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995

                 ASSETS                          1996             1995
                                             -------------    ------------
Current assets:
 Cash and cash equivalents                   $   6,579,000      6,485,000
 Accounts receivable - trade, net of
  allowance for doubtful accounts
  of $1,563,000 in 1996 and $558,000 in
  1995                                           2,031,000      2,668,000
 Accounts receivable - officers and
  employees                                        199,000        100,000
 Prepaid expenses and other current
  assets                                         1,846,000      2,223,000
 Accounts receivable - other                           --       1,750,000
 Interest-bearing security deposits                    --       1,575,000
 Notes receivable - related parties
  (notes 4 and 5)                                      --       1,030,000
 Inventory, net (note 6)                               --       5,618,000
 Net assets of discontinued operations
  (note 2)                                             --       4,560,000
                                             -------------    -----------
       Total current assets                     10,655,000     26,009,000

Broadcast equipment and fixed assets,
 net (note 6)                                   10,103,000      2,023,000
Interest-bearing security deposits                     --       2,200,000
Software development costs, net of
 accumulated amortization of
 $1,829,000 in 1996 and $854,000 in
 1995                                            4,400,000      3,152,000
Notes receivable - related parties
 (notes 4 and 5)                                       --       3,438,000
Retirement plan assets                           2,527,000      1,798,000
Other assets                                       819,000      2,601,000
                                             -------------    -----------
       Total assets                          $  28,504,000     41,221,000
                                             =============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued
  liabilities (note 4)                           6,182,000      2,877,000
 Short-term borrowings (note 7)                  5,060,000      1,356,000
 Deferred revenue                                  254,000      1,024,000
 Customer deposits                               1,279,000      1,284,000
                                             -------------    -----------
       Total current liabilities                12,775,000      6,541,000

Deferred revenue                                 1,000,000      1,229,000
Accrual for settlement warrants (note 14)        1,291,000            --
Other long-term liabilities (note 4)             3,216,000            --
                                             -------------    -----------
       Total liabilities                        18,282,000      7,770,000
                                             -------------    -----------
Shareholders' equity (notes 9 and 10):
 10% Cumulative convertible preferred
  stock, $.005 par value, 10,000,000
  shares authorized; issued and
  outstanding 161,000 in 1996 and
  163,000 in 1995                                    1,000          1,000

 Common stock, $.005 par value,
  50,000,000 shares authorized; shares
  issued and outstanding 23,177,000 in
  1996 and 22,503,000 in 1995                      116,000        112,000
 Additional paid-in capital                     59,583,000     56,747,000
 Accumulated deficit                           (46,139,000)   (23,187,000)
                                             -------------    -----------
                                                13,561,000     33,673,000
 Less treasury stock, at cost, 782,000
  shares in 1996 and 50,000 shares in
  1995                                          (3,339,000)      (222,000)
                                             -------------    -----------
       Total shareholders' equity               10,222,000     33,451,000
                                             -------------    -----------
Commitments and contingencies (notes 4,
 13 and 14)

       Total liabilities and
        shareholders' equity                 $  28,504,000     41,221,000
                                             =============    ===========

         See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

              For the years ended December 31, 1996, 1995 and 1994

                                                   1996          1995          1994
                                              ------------    ----------    ----------
Revenue:
 Network services                             $ 20,029,000    15,559,000    11,271,000
 Online/Internet services                        1,811,000       620,000       542,000
 Advertising revenue                             1,590,000     1,128,000       431,000
 Equipment sales, net of cost of sales
  of $3,801,000, $4,981,000 and
  $2,753,000 in 1996, 1995 and 1994,
  respectively                                   1,757,000     1,803,000     1,634,000
 License and royalty fees and other
  revenue                                          524,000       972,000     2,268,000
                                              ------------    ----------    ----------
       Total revenue                            25,711,000    20,082,000    16,146,000
                                              ------------    ----------    ----------
Operating expenses:
 Operating expenses                              8,602,000     4,799,000     2,923,000
 Selling, general and administrative            20,232,000    13,080,000     7,728,000
 Litigation, legal and professional
  expenses                                       6,484,000     1,720,000       590,000
 Equipment lease expense                         6,837,000     3,957,000     2,275,000
 Depreciation                                    1,042,000       481,000       614,000
 Research and development                        3,396,000     1,471,000     1,972,000
 Cancellation of notes receivable -
  related parties (notes 4 and 5)                4,252,000           --            --
 Other charges                                     721,000           --            --
                                              ------------    ----------    ----------
       Total operating expenses                 51,566,000    25,508,000    16,102,000
                                              ------------    ----------    ----------
Operating income (loss)                        (25,855,000)   (5,426,000)       44,000

Other income (expense)
 Interest income                                   391,000       478,000       466,000
 Interest expense                                 (390,000)     (112,000)      (54,000)
 Equity in loss of affiliate                           --       (286,000)          --
 Other                                                 --      1,329,000           --
                                              ------------    ----------    ----------
                                                     1,000     1,409,000       412,000

Earnings (loss) from continuing
 operations before income taxes                (25,854,000)   (4,017,000)      456,000
Income taxes (note 8)                                  --            --            --
                                              ------------    ----------    ----------
Earnings (loss) from continuing
 operations                                    (25,854,000)   (4,017,000)      456,000
Earnings (loss) from discontinued
 operations (note 2)                            (1,317,000)       69,000       251,000
Gain on sale of discontinued
 operations, net of tax (note 2)                 4,219,000           --            --

       Net earnings (loss)                    $(22,952,000)   (3,948,000)      707,000
                                              ============    ==========    ==========

Net earnings (loss) per share:
  Continuing operations                       $      (1.15)        (0.19)         0.02
  Discontinued operations                             0.13           --           0.01
                                              ------------    ----------    ----------
  Net earnings (loss)                         $      (1.02)        (0.19)         0.03
                                              ============    ==========    ==========

Weighted average number of shares
 outstanding                                    22,568,000    20,301,000    21,124,000
                                              ============    ==========    ==========

         See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

              For the years ended December 31, 1996, 1995 and 1994

                                  10% CUMULATIVE
                                   CONVERTIBLE
                                 PREFERRED STOCK         COMMON STOCK         ADDITIONAL
                                -----------------   ---------------------       PAID-IN     ACCUMULATED    TREASURY
                                 SHARES    AMOUNT     SHARES       AMOUNT       CAPITAL       DEFICIT        STOCK        TOTAL
                                -------    ------   ----------    --------    ----------    -----------    ---------    ----------
Balance, December 31, 1993      255,000    $1,000   18,856,000   $  94,000    43,504,000    (19,946,000)         --     23,653,000

Issuance of stock for
 exercise of warrants and
 options, net of issuance
 costs                              --        --       306,000       2,000     1,095,000            --           --      1,097,000

Conversion of preferred
 stock to common stock          (57,000)      --        16,000         --            --             --           --           --

Net earnings                        --        --           --          --            --         707,000          --        707,000
                                -------    ------   ----------    --------    ----------    -----------    ---------    ----------

Balance, December 31, 1994      198,000    $1,000   19,178,000    $ 96,000    44,599,000    (19,239,000)         --     25,457,000

Issuance of stock for
 exercise of warrants and
 options, net of issuance
 costs                              --        --       315,000       1,000       679,000            --           --        680,000

Conversion of preferred
 stock to common stock          (35,000)      --        10,000         --            --             --           --            --

Issuance of stock in private
 offerings, net of issuance
 costs                              --        --     3,000,000      15,000    11,469,000            --           --     11,484,000

Treasury shares purchased           --        --           --          --            --             --      (222,000)     (222,000)

Net loss                            --        --           --          --            --      (3,948,000)         --     (3,948,000)
                                -------    ------   ----------    --------    ----------    -----------    ---------    ----------

Balance, December 31, 1995      163,000    $1,000   22,503,000    $112,000    56,747,000    (23,187,000)    (222,000)   33,451,000


         See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

           Consolidated Statements of Shareholders' Equity Continued

              For the years ended December 31, 1996, 1995 and 1994

                                  10% CUMULATIVE
                                   CONVERTIBLE
                                 PREFERRED STOCK         COMMON STOCK         ADDITIONAL
                                -----------------   ---------------------       PAID-IN     ACCUMULATED    TREASURY
                                 SHARES    AMOUNT     SHARES       AMOUNT       CAPITAL       DEFICIT        STOCK        TOTAL
                                -------    ------   ----------    --------    ----------    -----------    ---------    ----------
Issuance of stock for
 exercise of warrants and
 options, net of issuance
 costs                              --     $  --       254,000      $1,000       316,000            --           --        317,000

Conversion of preferred
 stock to common stock           (2,000)      --           --          --            --             --           --            --

Issuance of stock in private
 offerings, net of issuance
 costs                              --        --       420,000       3,000       610,000            --           --        613,000

Treasury shares purchased           --        --           --          --            --             --    (3,117,000)    3,117,000)

Warrants granted to
 non-employees                      --        --           --          --      1,910,000            --           --      1,910,000

Net loss                            --        --           --          --            --     (22,952,000)         --    (22,952,000)
                                -------    ------   ----------    --------    ----------    -----------   ----------   -----------
Balance, December 31, 1996      161,000    $1,000   23,177,000    $116,000    59,583,000    (46,139,000)  (3,339,000)   10,222,000
                                =======    ======   ==========    ========    ==========    ===========   ==========   ===========


         See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              For the years ended December 31, 1996, 1995 and 1994

                                                  1996           1995          1994
                                              ------------    ----------    ----------
Cash flows from operating activities:
 Net earnings (loss)                          $(22,952,000)   (3,948,000)      707,000
 Adjustments:
 Gain on sale of discontinued
   operations                                   (4,219,000)          --            --
  Depreciation and amortization                  2,265,000     1,078,000       642,000
  Provision for doubtful accounts                1,840,000       645,000       375,000
  Loss on sale of marketable securities
   - available for sale                                --         70,000           --
  Amortization of deferred gain on sale
   and leaseback transactions                     (898,000)   (1,316,000)   (1,300,000)
  Loss from discontinued operations              1,317,000           --            --
  Loss from cancellation of notes received       4,252,000           --            --
  Loss on buyout of lease commitments            2,007,000           --            --
  Accrual for issuance of warrants               1,910,000           --            --
  Accrual for settlement warrants                1,291,000           --            --
  Change in discontinued operations             (2,761,000)     (942,000)   (2,994,000)
  Change in assets and liabilities:
   Accounts receivable - trade                     448,000       486,000    (1,119,000)
   Software development costs                          --            --       (594,000)
   Inventory, net                                      --     (1,670,000)     (719,000)
   Prepaid expenses and other assets             1,430,000    (1,659,000)   (1,674,000)
   Accounts payable and accrued
    liabilities, net of amounts paid in
    stock                                        3,305,000       886,000     1,017,000
   Deferred revenue                             (1,101,000)          --            --
   Other long-term liabilities                   3,216,000           --            --
   Customer deposits                                (5,000)      278,000       356,000
                                              ------------    ----------    ----------
Net cash used in operating activities           (8,655,000)   (6,092,000)   (5,303,000)
                                              ------------    ----------    ----------
Cash flows from investing activities:
 Capital expenditures                           (1,933,000)   (1,167,000)     (864,000)
 Proceeds from sale of discontinued
  operations                                    10,223,000           --            --
 Notes receivable                                  216,000    (2,163,000)     (390,000)
 Software development costs                     (2,274,000)   (2,070,000)     (745,000)
 Purchases of other investments                        --       (103,000)     (823,000)
 Proceeds from maturities of marketable
  securities - available for sale                      --            --      2,554,000
 Proceeds from sales of marketable
  securities - available for sale                      --        930,000           --
 Proceeds from sale and leaseback
  transactions                                   3,553,000     4,500,000     4,250,000
 Deposits related to sale and leaseback
  transactions                                         --       (575,000)   (2,100,000)
                                              ------------    ----------    ----------
Net cash provided by (used in)
 investing activities                            9,785,000      (648,000)    1,882,000
                                              ------------    ----------    ----------

          See accompanying notes to consolidated financial satements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1996, 1995 and 1994

                                                  1996           1995          1994
                                              ------------    ----------    ----------
Cash flows from financing activities:
 Principal payments on debt                   $        --        (20,000)     (763,000)
 Proceeds from issuance of debt                  3,704,000     1,368,000       742,000
 Purchase of equipment related to sale
  and leaseback transactions                    (2,553,000)   (2,470,000)   (2,263,000)
 Proceeds from issuance of common
  stock, less issuance costs paid in
  cash                                             930,000    12,164,000     1,097,000
 Repurchase of common stock                     (3,117,000)     (222,000)          --
                                              ------------    ----------    ----------
Net cash provided by (used in)
 financing activities                           (1,036,000)   10,820,000    (1,187,000)
                                              ------------    ----------    ----------
Net increase (decrease) in cash and
 cash equivalents                                   94,000     4,080,000    (4,608,000)

Cash and cash equivalents at beginning
 of year                                         6,485,000     2,405,000     7,013,000
                                              ------------    ----------    ----------
Cash and cash equivalents at end of year      $  6,579,000     6,485,000     2,405,000
                                              ============    ==========    ==========

Supplemental disclosures of cash flow
 information:
 Cash paid during the year for:
  Interest                                    $        --            --            --
                                              ============    ==========    ==========
  Income taxes                                $        --            --            --
                                              ============    ==========    ==========

     Non-cash investing and financing activities - In 1996, the Company transferred $5,618,000 of assets previously categorized as Inventory, a current asset, to Broadcast Equipment, a non-current asset. Refer to note 6.

        See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              For the years ended December 31, 1996, 1995 and 1994


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

   NTN Communications, Inc. ("The Company") was organized under the laws of the state of Delaware in 1984 for the purpose of investing in various business ventures. The Company, through its business units and subsidiaries develops, produces and distributes individual and multi-player interactive entertainment and education programs to a variety of media platforms.

   BASIS OF ACCOUNTING PRESENTATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, LearnStar Inc., (LearnStar), the partially-owned subsidiary IWN Corporation, Inc., and IWN L.P., a limited partnership.

   GOING CONCERN

   The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency of $2,120,000 as of December 31, 1996. Additionally, the Company has utilized significant cash flows from operating activities of $8,655,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Management has implemented an organizational and strategic restructuring aimed at reducing overhead expenses by 20% and focusing on the Company's core business units. This process involved a workforce reduction including five senior officers, the buyout of certain high-rate lease commitments, and restructuring its management personnel and responsibilities. Management believes that these steps will contribute toward achieving profitability and improving cash flow.

   CASH AND CASH EQUIVALENTS

   For the purpose of financial statement presentation, the Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1996 and 1995, consist of operational cash accounts and certificates of deposit with original maturities of three months or less.

   MARKETABLE SECURITIES - AVAILABLE FOR SALE

   Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method.

   Proceeds from the sale of investment securities available for sale was $930,000 in 1995 and gross realized losses included in income in 1995 was $70,000. There were no sales of investment securities available for sale in 1996.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

   BROADCAST EQUIPMENT AND FIXED ASSETS

   Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets (three to five years). Depreciation of broadcast equipment is computed using the straight-line method over the estimated useful lives of the assets (two to four years).

   INVENTORY

   At December 31, 1996, the Company no longer holds assets for sale and therefore assets formerly reported as inventory are reported as Broadcast Equipment. Inventory was valued at the lower of cost (first-in, first-out) or market and consisted principally of finished goods and equipment. The Company maintained a valuation reserve which reflected the Company's estimate of the impact on inventory of potential obsolescence, excess quantities, and declines in market prices.

   RETIREMENT PLAN ASSETS

   Retirement plan assets consists of long-term life insurance contracts which are carried at cost which approximate market value.

   REVENUE RECOGNITION

   Network and Online/Internet Services: Revenue is recognized as the service is provided by the Company.

   Advertising: Revenue for advertising is recognized ratably over the contract period as advertisements are broadcast or displayed.

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

   SOFTWARE DEVELOPMENT COSTS

   The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization of costs related to interactive programs is recognized on a straight line basis over three years.

   STOCK-BASED COMPENSATION

   Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

   On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant, alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   Under SFAS 123, options or warrants issued to non-employees in exchange for goods or services received are recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

   The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have an impact on the Company's financial position or results of operations.

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

   RECLASSIFICATIONS

   Certain items in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

(2) DISCONTINUED OPERATIONS - NEW WORLD COMPUTING

    On June 30, 1996, the Company sold all of the assets and business of its New World Computing subsidiary ("New World") to the 3DO Company ("3DO") for approximately $13,600,000. In consideration of the sale, 3DO issued to the Company approximately 1,018,000 shares of its common stock and assumed approximately $1,600,000 of liabilities of New World. 3DO guaranteed that the cash value realized by the Company upon sale of the shares would not be less than $10.04 per share, notwithstanding the market price of such shares. The Company sold all of the 3DO shares in 1996 and obtained payment of $3,877,000 from 3DO pursuant to the guarantee.

    The disposal of New World has been classified as discontinued operations in the accompanying financial statements. Accordingly, the consolidated financial statements for all prior periods have been reclassified to report separately the net assets and operating results of the discontinued business.

    The Company recorded a gain on the sale of New World of $4,219,000, net of tax of $16,000. New Worlds' revenue through the sale date was $2,085,000. For 1995 and 1994, New World revenues were $5,379,000 and $5,747,000, respectively.


(3) SALE OF SUBSIDIARY INTERESTS

    In December 1995, the Company entered into a sale, purchase agreement and investment ("Agreement") with Symphony LLC ("Symphony"), an unaffiliated company whereby Symphony agreed to purchase a 10% interest in IWN, Inc. for $350,000 and would make capital contributions totaling $2,650,000 to IWN L.P., a limited partnership of which IWN Inc. is the general partner. In accordance with the Agreement, the Company issued 400,000 warrants exercisable at $4.125 per share to Symphony for the purchase of the Company's common stock. The warrants expire in 2001.

    The Agreement includes a provision whereby Symphony has the option to put ("Put Option") its partnership interest and its shares of IWN Inc. to NTN during the period from April 1, 1997 through December 1, 1997 for certain consideration. Accordingly, the Company has recorded the contribution received from Symphony as a short-term borrowing and has consolidated the accounts and results of operations of IWN L.P. in the financial statements.

    On April 8, 1997, Symphony exercised the Put Option. At December 31, 1996, the aggregate obligation assuming the Put Option would be exercised was $3,045,000. This amount has been recorded as a short-term borrowing in the accompanying consolidated financial statements as of December 31, 1996 (note
    7). The Put Option is payable in cash or common stock, or a combination thereof, at Symphony's election (subject to the Company's determination of sufficient funds available), or conversely Symphony can elect to accept a promissory note for up to two years bearing interest at 27.5% per annum. Operating losses for IWN L.P. aggregated $2,961,000 in 1996.

    In December 1995, the Company entered into an agreement to sell a 45% interest in LearnStar to an unaffiliated company for $2,500,000 in return for a note receivable in the amount of $2,500,000. No gain was recognized in 1995 as the Company had not received any payments on the note. In 1996 the parties agreed to rescind the agreement. No gain was recorded in 1996.


(4) MANAGEMENT REORGANIZATION

    On March 5, 1997, the Company announced a reorganization of its executive management

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President. In addition, three other officers resigned or were terminated in connection with the reorganization ("Reorganization"). The Company has entered into separate agreements ("Agreements") with each of the former officers setting out the terms on which their existing employment contracts with NTN will be settled. In compliance with the Agreements, NTN will continue to pay the former executives their current annual salaries and other benefits for the remaining terms of their employment agreements with NTN, which expire on or before December 31, 1999. In addition, the Company canceled certain notes receivable from officers as described in note 5.

    Pursuant to the Agreements, the Company canceled an aggregate of 2,175,000 of outstanding warrants and options to purchase the common stock of the Company previously issued to the officers. In addition, the Company agreed to extend the exercise period and reduce the exercise price of certain other warrants and options retained by the officers.

    Total charges related to the Agreements aggregate $9,670,000 and are comprised of the following:

Cancellation of notes receivable and related accrued
  interest of $216,000 (note 5)                                   $   4,252,000
Contractual payments for employment contracts, net
  of discount                                                         3,968,000
Charge related to extension of the exercise period and
  reduction in the exercise price of certain warrants and
  options                                                             1,450,000
                                                                   ------------
Total charges                                                     $   9,670,000
                                                                   ============

    As of December 31, 1996, $840,000 of these charges are included in accounts payable and accrued expenses and other long-term liabilities in the accompanying consolidated financial statements. Of the total charges of $9,670,000, $5,092,000 was recorded in operations in 1996, including the charge for the cancellation of notes receivable of $4,252,000. The remaining $4,578,000 will be recorded as an expense in 1997. Contractual payments for employment contracts related to the Agreements are $1,711,000 in 1997, $1,350,000 in 1998 and $1,269,000 in 1999. The above charges were recorded in accordance with Emerging Issues Task Force Issue No. 94-3.


(5) NOTES RECEIVABLE - RELATED PARTIES

    Notes receivable - related parties are as follows:

                                                               1996     1995
                                                               ----     ----
Unsecured notes from officers and employees,
  bearing interest at 6%-8%. Paid or canceled
  in 1996.                                                $      -      680,000

Non-interest bearing unsecured note. Paid in 1996.               -      350,000

6% unsecured notes from officers and directors.
  Canceled in 1996 due to the reorganization of
  executive management personnel.                                -    3,438,000
                                                            -------   ---------

       Total                                                     -    4,468,000

Current portion                                                  -   (1,030,000)
                                                            -------   ---------

                                                          $      -    3,438,000
                                                            =======   =========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

    In 1995, notes receivable from officers and directors include amounts advanced to officers and directors to obtain a federal or state income tax deduction for the Company. In 1991, the Company issued shares of common stock to officers and directors for deferred compensation from prior years. In 1993, the Company obtained a tax deduction of $6,900,000 related to this issuance of this stock. In order to obtain the deduction, the Company was required to withhold and to deposit amounts with the appropriate government taxing authorities on behalf of the officers and directors.

    In conjunction with the Reorganization, a total of $4,252,000 of loans to officers and interest were canceled including $3,816,000 related to the notes receivable described in the previous paragraph along with personal loans made to Alan Magerman, a director and Patrick J. Downs of $185,000 and $251,000, respectively.

(6) BROADCAST EQUIPMENT AND FIXED ASSETS

    Broadcast equipment and fixed assets are recorded at cost and consist of the following:

                                                      1996             1995
                                                   ----------       ----------

Broadcast equipment                            $    8,230,000               -
Furniture and fixtures                                917,000          767,000
Other equipment                                     3,729,000        2,789,000
                                                -------------       ----------

                                                   12,876,000        3,556,000
Accumulated depreciation                           (2,773,000)      (1,533,000)
                                                -------------       ----------

                                               $   10,103,000        2,023,000
                                                =============       ==========

    From 1993 though June 30, 1996, the Company had entered into various sale and leaseback arrangements. In the fourth quarter of 1996, the Company completed a plan to repurchase equipment related to the prior years' lease arrangements. The Company recorded a charge of approximately $2,007,000 related to the termination of these lease arrangements. This charge is included in equipment lease expense. To the extent possible, management does not intend to use the same sale and leaseback arrangements as a method of financing in future periods. In addition, management does not intend to purchase equipment to be held as inventory for sale and sale and leaseback arrangements. Accordingly, in the fourth quarter of 1996, the Company reclassified all remaining inventory to broadcast equipment and began recording depreciation charges on all assets placed in service.


(7) SHORT-TERM BORROWINGS
    Short-term borrowings are as follows:

                                                      1996             1995
                                                   ----------       ----------

Variable rate loan (7.2% at December 31,
  1996), due in May 1997, secured by
  life insurance policies with a cash
  surrender value of $2,527,000.                $   2,015,000        1,356,000

Short-term debt related to the IWN Put
  Option (note 3)                                   3,045,000               -
                                                 ------------       ----------

Total                                           $   5,060,000        1,356,000
                                                 ============       ==========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

(8)  INCOME TAXES

     For each of the years ended December 31, 1996, 1995 and 1994, there was no provision for current or deferred income taxes. The components that comprise deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:


                                                 1996           1995
                                             -----------    -----------
Deferred tax assets:
  NOL carryforwards                      $    12,292,000     12,686,000
  Legal and litigation accruals                1,711,000        110,000
  Allowance for doubtful accounts                696,000        220,000
  Compensation and vacation accrual              580,000        242,000
  Operating accruals                             695,000             -
  Sale and leaseback transactions                208,000        803,000
  Deferred revenue                               199,000             -
  Research and experimentation
    credit                                       175,000             -
  Other                                           86,000        137,000
                                          --------------    -----------
Total gross deferred tax assets               16,642,000     14,198,000
Valuation allowance                          (14,804,000)   (11,727,000)
                                          --------------    -----------

Net deferred tax assets                  $     1,838,000      2,471,000
                                          --------------    -----------

Deferred tax liabilities:
  Capitalized software                         1,513,000      2,236,000
  Depreciation                                   129,000        105,000
  Other                                          196,000        130,000
                                          --------------    -----------
Total gross deferred liabilities               1,838,000      2,471,000
                                          --------------    -----------

Net deferred taxes                       $            -              -
                                          ==============    ===========

     The reconciliation of computed expected income taxes by applying the federal statutory rate to effective income taxes is as follows:


                                                  1996          1995         1994
                                               ----------    ----------    ----------
Tax at federal income tax rate              $  (7,804,000)   (1,342,000)      240,000
State taxes, net of federal benefit               139,000            -             -
Settlement warrants                               650,000            -             -
Change in valuation allowance                   3,077,000     1,342,000      (240,000)
Adjustments of net operating loss
 carryforwards                                  3,694,000            -             -
Other                                             244,000            -             -
                                             ------------    ----------    ----------

Effective income taxes                      $          -             -             -
                                             ============    ==========    ==========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was an increase of $3,077,000 and $1,797,000, respectively, and a decrease of $240,000 for the year ended December 31, 1994. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

     At December 31, 1996, the Company has available net operating loss carryforwards of approximately $33,000,000 for federal income tax purposes, which begin to expire in 2006. The net operating loss carryforwards for state purposes, which begin to expire in 1997 are approximately $11,350,000.

(9)  COMMON STOCK OPTIONS AND WARRANTS

     The Company has two active stock option plans. The 1995 Employee Stock Option Plan (the "Option Plan") was approved by the shareholders in 1995 and was subsequently amended. Under the Option Plan, options for the purchase of the Company's common stock may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over three years, except at the discretion of the Board which can authorize acceleration of vesting periods. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan is 7,000,000.

     In addition, the Company has issued options pursuant to a Special Stock Option Plan ("Special Plan"). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and can vest over various terms.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     A summary of the status of the Company's two active stock plans as of December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is presented below.

                                    Special Plan                Option Plan
                                --------------------       --------------------
                                            Weighted                   Weighted
                                            Average                    Average
                                            Exercise                   Exercise
                                Shares       Price          Shares       Price
                               --------     --------       ---------   --------
Outstanding December 31, 1993        -         -           1,975,000   $6.12
Granted                              -         -             900,000    6.42
Exercised                            -         -              (9,000)   4.10
Canceled                             -         -             (20,000)   6.61
                                -------     -----          ---------   -----
Outstanding December 31, 1994        -         -           2,846,000    6.22
Granted                              -         -           1,767,000    5.24
Exercised                            -         -             (10,000)   3.06
Canceled                             -         -             (63,000)   6.22
                                -------     -----          ---------   -----
Outstanding December 31, 1995        -         -           4,540,000    5.84
Granted                         600,000     $5.00          2,398,000    3.69
Exercised                            -         -             (29,000)   3.07
Canceled                             -         -            (220,000)   5.52
                                -------     -----          ---------   -----

Outstanding December 31, 1996   600,000     $5.00          6,689,000   $5.09
                                =======     =====          =========   =====


     A summary of options exercisable and the weighted average fair value of options issued in 1996 and 1995 is as follows:

                                                     1996         1995
                                                  ----------   ----------
Special Plan:
Options exercisable at end of year                        -            -
                                                  ==========   ==========

Weighted average fair value of options
 granted during the year                          $     4.34           -
                                                  ==========   ==========

Option Plan:
Options exercisable at end of year                 3,534,000    2,791,000
                                                  ==========   ==========

Weighted average fair value of options
 granted during the year                          $     3.24   $     3.61
                                                  ==========   ==========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     The following table summarizes information about the Special Plan and the Option Plan as of December 31, 1996.



                                                  Options Outstanding                                     Options Exercisable
                                -----------------------------------------------------------        --------------------------------
   Range of                                          Weighted Average
    Average                        Number               Remaining          Weighted Average           Number       Weighted Average
Exercise Prices                 Outstanding          Contractual Life      Exercise Price          Exercisable     Exercise Price
-------------------------------------------------------------------------------------------        --------------------------------
Special Plan:
$5.00 - $5.00                      600,000              8 years                 $5.00                      -                 -

Option Plan:
$2.00 - $4.49                    2,171,000             10 years                 $3.45                  73,000             $2.05
$4.50 - $6.75                    3,143,000              5 years                 $5.17               2,086,000             $5.31
$6.76 - $8.25                    1,375,000              3 years                 $7.52               1,375,000             $7.52


     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the financial statements for the Special Plan or the Option Plan. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss per share applicable to common stock would have been increased to the pro forma amounts indicated.

                                                         1996           1995
                                                     --------------------------
Net loss                     As reported          $  (22,952,000)    (3,948,000)
                             Pro forma            $  (27,823,000)    (7,686,000)

Net loss per share           As reported          $        (1.02)          (.19)
                             Pro forma            $        (1.23)          (.38)

     Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for options under Statement No. 123 is not reflected in the pro forma net loss amounts presented above since compensation cost is reflected over the option vesting periods and compensation cost for options and granted prior to January 1, 1995 are not considered. The fair value of each option grant in 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
     1996 - dividend yield of 0% percent, risk-free interest rates ranging from 6.5% to 6.8%, expected volatility of 90%, and expected option lives ranging from 5 years to 10 years; 1995 - dividend yield of 0% percent, risk-free interest rate of 6.6%, expected volatility of 90%, and expected option lives ranging from 5 years to 8 years.

     The Company has issued various warrants to non-employees to purchase common stock, all of which are exercisable as of December 31, 1996. The weighted average fair value of warrants granted during 1996 and 1995 was $3.11 and $3.28, respectively. In compliance with SFAS No. 123, the Company expensed $1,910,000 in 1996 associated with the grant of 616,000 warrants in 1996. At December 31, 1996 and 1995, the weighted average exercise price of exercisable warrants was $4.10 and $3.95, respectively. The fair value of each warrant grant in 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES assumptions: 1996 - dividend yield of 0% percent, risk-free interest rates ranging from 5.3% to 6.5%, expected volatility of 90%, and an expected warrant life of 5 years; 1995 - dividend yield of 0% percent, risk-free interest rate of 6.5%, expected volatility of 90%, and an expected warrant life of 5 years. The following summarizes warrants issued and outstanding:


                                         OUTSTANDING
                                          WARRANTS
                                         -----------

         December 31, 1993                 3,245,000
         Granted                             438,000
         Exercised                          (298,000)
         Canceled                             (3,000)
                                         -----------

         December 31, 1994                 3,382,000
         Granted                           1,033,000
         Exercised                          (226,000)
         Canceled                                 -
                                         -----------

         December 31, 1995                 4,189,000
         Granted                             616,000
         Exercised                          (224,000)
         Canceled                                 -
                                         -----------

         December 31, 1996                 4,581,000
                                         ===========

(10) 10% CUMULATIVE CONVERTIBLE PREFERRED STOCK

     The Company has authorized 10,000,000 shares of 10% cumulative convertible preferred stock, of which approximately 161,000 and 163,000 were issued and outstanding at December 31, 1996 and 1995, respectively. The stock has no voting rights and has a $1.00 per share liquidation preference over common stock. At December 31, 1996, each share is currently convertible into .2801 shares of common stock at the option of the holder. During 1996, approximately 2,000 shares of cumulative convertible preferred stock converted into approximately 400 shares of common stock.


(11) RETIREMENT AND SAVINGS PLANS

     DEFINED BENEFIT PENSION PLAN

     In connection with the Reorganization in 1997, the Company canceled a non-qualified, non-contributory pension plan that covered certain executives. There was no accrued pension liability related to this plan as of December 31, 1996.


     DEFINED CONTRIBUTION PLAN

     During 1994, the Company established a defined contribution plan which is organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least six months of service or reached age 21, whichever is later, to defer up to 15% of their pay on a pre-tax basis. The Company, at its discretion, may contribute to the plan. For the years ended December 31, 1996 and 1995, the Company made no such contributions.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     DEFERRED COMPENSATION PLAN

     In connection with the Reorganization, the Company canceled an unfunded, non-qualified deferred compensation plan that covered certain executives. The accrued plan benefits of $580,000 as of December 31, 1996 are to be paid to participants in 1997, 1998 and 1999.


(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company believes that the fair value of financial instrument assets and financial instrument liabilities approximate their carrying value. The following methods and assumptions were used to estimate the fair value of financial instruments:

     The carrying values of cash and cash equivalents, accounts receivable, accounts receivable - officers and employees, accounts payable and accrued liabilities and short-term borrowings approximates fair value because of the short maturity of those instruments. The fair value of the accrual for settlement warrants and other long-term liabilities are determined using the present value of expected future cash flows discounted at the interest rate currently offered by the Company which approximates rates currently offered by local lending institutions for instruments of similar terms and risks.


(13) COMMITMENTS AND CONTINGENCIES

     The Company leases office and production facilities and equipment under agreements which expire at various dates. In 1995, the Company entered into a noncancelable operating lease with an entity which is partially owned by the Company. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses. Additionally, the Company has entered into lease agreements for certain equipment used in broadcast operations, some of which involve sale and leaseback transactions. Any deferred gains on sale and leaseback transactions are amortized to operations over the three year lease terms. Each of these leases provide an option to the Company to repurchase the equipment at the estimated fair market value at the end of the lease terms. Included in other assets are security deposits totaling $184,000 relating to these agreements. Lease expense under operating leases totaled $5,648,000, $4,763,000, and $3,272,000 in 1996, 1995 and 1994,
     respectively, of which $298,000, $140,000 and $0 were to related parties in 1996, 1995 and 1994, respectively.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     Future minimum lease obligations under noncancelable operating leases at December 31, 1996 are as follows:


     YEARS ENDING            RELATED PARTY               OTHER
     ------------            -------------             ---------

         1997               $      330,000               965,000
         1998                      368,000               958,000
         1999                      389,000               525,000
         2000                      413,000                    -
         2001                      178,000                    -
                             -------------             ---------

         Total              $    1,678,000             2,448,000
                             =============             =========

     The Company provides services to group viewing locations, generally bars and lounges, and to third party distributors primarily throughout the United States. In addition, the Company licenses its technology and products to licensees outside of the United States. Concentration of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers financial condition and, generally, requires deposits from its customers. At December 31, 1996, the Company had no significant concentration of credit risk.


(14) LEGAL ACTIONS

     Until recently, the Company was involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). With the courts assistance, the Company and IN have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving the Company, its unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. No substantive action has been taken in furtherance of either action.

     In June, 1996, the Company entered into a Settlement Agreement ("Agreement") to resolve litigation filed by various shareholders of the Company. The case, originally filed in 1993, sought class action status to recover unspecified damages for a drop in the market price of the Companys common stock following an announcement that an anticipated agreement under which the Company would sell certain equipment and services to an arm of the Mexican government may be put out to bid. The Company believes there is no basis for the claimants allegations and does not believe that liability exists for the allegations. Nonetheless, to avoid the expense and disruption of protracted litigation, the Company has entered into the Agreement to resolve this matter out-of court.

     Pursuant to the Agreement, a settlement fund was established consisting of $400,000 in cash plus 565,000 warrants to purchase the common stock of NTN ("Settlement Warrants"). Each Settlement Warrant has a term of three years from the Date of Issuance, as that term is defined in the Agreement, and an exercise price equal to the average closing price per share of NTN common stock on the American Stock Exchange during the twenty trading days immediately preceding the Date of Issuance. (The related registration statement is pending review and approval by the United States Securities and Exchange Commission and therefore the exercise price has not been finalized.) During the period from the second anniversary of the Date of Issuance until the expiration or exercise of a Settlement Warrant, the holder of such Settlement Warrant shall have the right, but not the obligation, to put the Settlement Warrant to NTN for repurchase at a price of $3.25 per

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     Settlement Warrant (the "Put Right"), provided, however, that this Put Right shall expire, once, if ever, during the period from and after the Date of Issuance that the closing price per share of the NTN common stock on the American Stock Exchange is more that $3.25 above the exercise price of the Settlement Warrants on any seven trading days, whether consecutive or not. Upon expiration of the Put Right, NTN shall have no further obligation to repurchase the Settlement Warrants. In no event shall NTN have any obligation to repurchase its common stock.

     Although the Put Right may expire based on the closing price of the common stock over the next three years, the Company has recognized the potential liability related to the Put Right. Accordingly, a charge of $1,291,000 for the present value (discounted at 15%) and related interest expense for the Put Right was recognized in 1996. The difference between the amount expensed and the total potential liability, $545,000, will be accreted as interest expense and charged to operations over the period from September 1996 until the second anniversary of the Date of Issuance.

     On April 18, 1995, a class action lawsuit was filed in United States District Court. The complaint alleges violations of federal securities laws based upon the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. The Company, which has assumed the defense of this matter on behalf of all defendants, has denied liability based upon the allegations contained in the complaint. A pretrial conference to set a trial date has been scheduled for October 1997. The Company believes there is no basis for the claimants' allegations. Nonetheless, the Company may, to avoid the expense and disruption of protracted litigation, attempt to settle the case. Due to the potential settlement costs including legal costs and expenses associated with litigation of this nature, including attorney fees, expert fees and costs, analyses which must be conducted and other costs necessary to prepare to defend this case at trial and perhaps through the appeals process, and the inherent expenditures of management time, effort and resources that will also be required, the Company has recorded a charge against its current earnings for such costs and expenses.

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

                                                                     Schedule II
                                                                     -----------

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Valuation and Qualifying Accounts (a)

                  Years ended December 31, 1996, 1995 and 1994


                                        ADDITIONS                      BALANCE
   ALLOWANCE FOR           BALANCE AT   CHARGED TO                     AT END
 DOUBTFUL ACCOUNTS         BEGINNING     EXPENSE     DEDUCTIONS (b)   OF PERIOD
 -----------------         ----------   ----------   --------------   ---------

        1994           $      107,000      375,000         120,000      362,000

        1995           $      362,000      645,000         449,000      558,000

        1996           $      558,000    1,840,000         835,000    1,563,000

(a) On June 30, 1996, the Company sold all of the assets and business of its New World Computing subsidiary. The disposal of New World has been classified as a discontinued operation in the accompanying consolidated financial statements and the consolidated financial statement above schedule for all prior periods.

(b)  Reflects trade accounts receivable written off during the year.




   RESERVE FOR                          ADDITIONS                      BALANCE
    INVENTORY              BALANCE AT   CHARGED TO                     AT END
   OBSOLESCENCE            BEGINNING     EXPENSE     DEDUCTIONS (c)   OF PERIOD
 -----------------         ----------   ----------   --------------   ---------
      1994             $           -            -               -            -

      1995             $           -     1,000,000              -     1,000,000

      1996             $    1,000,000    2,478,000      (3,478,000)          -

(c) In 1996, the Company completed a program to repurchase equipment previously sold to and leased back from third parties. The Company does not intend to sell this equipment in the future, accordingly, depreciation of these assets commenced in the fourth quarter of 1996. Pursuant to these transactions, assets formerly shown as inventory have been reclassified to broadcast equipment.