Form 10-K/A
period 1996-12-31
NTN COMMUNICATIONS INC
filed 1997-04-30
CIK 748592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 --------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1
                                       TO

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

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

          Securities registered pursuant to Section 12(b) of the Act:
   Common Stock, $.005 par value - registered on the American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES     X        NO
      ----------      ----------

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 1997, computed by reference to the closing sale price of such stock on the American Stock Exchange, was approximately $97,000,000. (All directors and executive officers are considered affiliates.)

  At April 10, 1997, Registrant had 23,265,000 shares of Common Stock, $.005 par value, issued and outstanding.

    Documents incorporated by reference into this report:  None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the directors and executive officers of NTN Communications, Inc. (the "Company"):

   Name                    Age               Position(s) Held
   ----                    ---               ----------------
Edward Frazier(1)                Chairman of the Board of Directors
Gerald Sokol, Jr.                President and Chief Operating Officer,
                                 Chief Financial Officer, Director
Robert M. Bennett (1)            Director
Patrick J. Downs(2)              Director
Daniel C. Downs(2)               Director
Donald C. Klosterman             Director
Alan P. Magerman                 Director
Jerry V. Petrie                  Executive Vice President - Marketing
Colleen Anderson                 President, IWN, Inc.

--------------
(1) Member of Executive Committee, Audit Committee, and Compensation Committee.
(2) Patrick J. Downs and Daniel C. Downs are brothers.


    The following biographical information is furnished with respect to the directors and executive officers:

    GERALD SOKOL, JR. joined the Company in July 1996 as Chief Financial Officer. In November 1996 he became Chief Operating Officer and in February 1997 he was promoted to President. In April 1997, he was appointed to the Board of Directors. Prior to joining the Company, Mr. Sokol was Vice President of Finance and Treasurer of TeleCommunications, Inc. since 1987.

    ROBERT M. BENNETT has been a director since August 1996. From 1989 to the present, Mr. Bennett has been the President of Trans Atlantic Entertainment. Prior to 1989, Mr. Bennett was the President of Metromedia Broadcasting, a division of Metromedia, Inc.

    EDWARD FRAZIER has been a director since August 1996 and Chairman of the Board since March 1997. From 1989 until 1996, Mr. Frazier was the President and Chief Executive Officer of Liberty Sports. In August 1996, Mr. Frazier founded Frazier/King Media, a media property holding company and consulting firm.

    PATRICK J. DOWNS has been a director since April 1985. Mr. Downs was Chairman of the Board of Directors of the Company from April 1994 until March 1997. Mr. Downs also served as President and Chief Executive Officer of the Company (or its predecessor) from 1983 until March 1997.

    DANIEL C. DOWNS has been a director since April 1985. Mr. Downs was President and Chief Operating Officer of the Company from April 1994 until March 1997, prior to which time Mr. Downs served as Executive Vice President and Chief Operating Officer of the Company (or its predecessor) since 1983. Until March 1997, Mr. Downs also served as a director and as Chairman of the Board of the Company's IWN, Inc. subsidiary.

    DONALD C. KLOSTERMAN has been a director of the Company (or its predecessor) since 1983. He currently serves as the President of Pacific Casino Management, Inglewood, California. Mr. Klosterman served as Chairman of the Board of the Company from 1985 until April 1994. From 1982 until March 1997, he also has acted as a consultant to the Company. Mr. Klosterman is a director of Aldila Shaft Manufacturer.

    ALAN P. MAGERMAN has served a director of the Company since November 1991. From 1991 to 1995, Mr. Magerman was the founder and Chairman of the Board of Odyssey Sports Inc., a privately held company engaged in the development and distribution of golf clubs. Mr. Magerman also is a director of The Oracle Group, a private financial and business consulting firm, and a director of Vision Development Centers, which provides vision care services.

    JERRY V. PETRIE has served as Executive Vice President and Director of Marketing since September 1993 and is responsible for the creation of advertiser-themed programs and marketing strategies for NTN Network advertisers. He joined the Company in 1986. From 1986 to 1993, he served as President of NTN Sports, Inc., the exclusive license holder of NTN Communications, Inc. in Canada.

    COLLEEN ANDERSON has served as President and Chief Executive Officer of IWN, Inc. since October 1994. From 1987 until 1993, she was President of Services Division of Comdata Corporation, a public company, responsible for providing electronic funds transfer (EFT) and on-line transaction processing services to the gaming industry. In 1984, Ms. Anderson founded Cashchek International, Inc., a competitor of Comdata, and served as its President until 1986, when Cashchek was sold to American Express. From 1986 until joining Comdata Corporation, she continued to serve as President of Cashchek.

    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the federal securities laws, the Company's directors and officers and any persons holding more than 10% of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates. During 1996, all of these filing requirements were satisfied by its directors, officers and 10% stockholders, except as follows:

    Patrick J. Downs, the Company's former Chairman of the Board and Chief Executive Officer, failed to report under Section 16 a gift by him of 5,156 shares of the Company's Common Stock in July 1996. Jon Van Caneghem, the former President of the Company's New World Computing, Inc. subsidiary, failed to report a private sale by him to the Company in January 1996 of 25,000 shares of Common Stock and a subsequent public sale in June 1996 of 34,000 shares of Common Stock. Finally, Donald C. Klosterman, a director of the Company, failed to report a change in beneficial ownership of 70,000 shares of Common Stock when his former wife was assigned these shares in April 1996 as part of a marital dissolution. In each case, the officer or director involved failed to notify the person at the Company responsible for assisting officers and directors in meeting their Section 16 reporting obligations.

    In making these statements, the Company has relied upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during fiscal 1996 and the written representations of its directors and officers.

ITEM 11.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE

    The following Summary Compensation Table shows the compensation paid or accrued as of each of the last three fiscal years to the Chief Executive Officer of the Company and to the four most highly compensated executive officers of the Company who were serving as executive officers at the end of fiscal year 1996 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                                                       Compensation
                                                    Annual Compensation                   Awards
                                       ---------------------------------------------   ------------
                                                                                        Securities
                                                                      Other Annual      Underlying
Name and Principal Position            Year    Salary(1)     Bonus    Compensation       Options
------------------------------------   ----   ------------   -----   ---------------   ------------
Gerald Sokol, Jr.(3)................   1996    $ 87,423      $ --              --           875,000
  Chief Financial Officer and
  Chief Operating Officer

Patrick J. Downs(4).................   1996     192,885                  $930,879(2)        200,000
  Chief Executive Officer              1995     192,044        --              --           200,000
                                       1994     169,950        --              --           200,000

Daniel C. Downs(4)..................   1996    $192,885      $ --         629,141(2)        200,000
  President                            1995     192,044        --              --           200,000
                                       1994     169,950        --              --           200,000

Gerald P. McLaughlin(4).............   1996    $186,100      $ --         492,690(2)         25,000
  Senior Vice President - Systems      1995     184,333        --              --            75,000
                                       1994     163,126        --              --            75,000

Ronald E. Hogan(4)..................   1996    $151,617      $ --         445,384(2)         20,000
  Senior Vice President -              1995     150,177        --                            50,000
  Administrative                       1994     132,900        --                            75,000

-----------------
(1) Includes amounts, if any, deferred under the Company's 401(k) Plan and Deferred Compensation Plan.
(2) The Company has entered into separate agreements with each of these Named Executive Officers setting out the terms on which their prior employment and other agreements with the Company were settled. Under the agreements, the Company agrees to continue to pay the former Named Executive Officers their prior annual salaries for the remaining terms of their prior employment agreements, which expire on or before December 31, 1999. These payments, along with payments for accrued vacation and certain other amounts which the Company has paid or agreed to pay to the former Named Executive Officers will be reported as appropriate in future reports of the Company relating to the periods for which such payments are made. Each of the former Named Executive Officers was indebted to the Company for prior loans extended to them by the Company in the amounts shown in the table. As part of the foregoing agreements with the former Named Executive Officers, the Company cancelled such indebtedness as of December 31, 1996.

(3) Mr. Sokol joined the Company in July 1996.

(4) In March 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board of the Company, and Daniel C. Downs resigned as the Company's President. Both men continue to serve on NTN's Board of Directors. In connection with the reorganization, Ronald E. Hogan resigned as Senior Vice President and Gerald P. McLaughlin, formerly Executive Vice President of the Company, was terminated. As referred to in note (2), the Company has entered into separate agreements with each of the former officers setting out the terms on which their existing contracts with the Company were settled.

    STOCK OPTION GRANTS

    The following table contains information concerning grants of stock options during fiscal 1996 with respect to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             Potential Realizable
                                                                                               Value at Assumed
                                                                                                Annual Rates of
                                                                                                  Stock Price
                                                                                                 Appreciation
                                     Individual Grants                                        For Option Term(1)
----------------------------------------------------------------------------------------   -------------------------
                                                  % of Total
                          Number of Shares      Options Granted
                             Underlying          to Employees      Exercise   Expiration
       Name               Options Granted       In Fiscal Year      Price        Date          5%           10%
-----------------------   ----------------      ---------------    --------   ----------   ----------    ----------
Gerald Sokol, Jr.......             78,740(2)               2.8%      $5.08     07/16/06   $  251,557    $  637,496
                                   221,260(3)               7.9%       5.00     08/16/06      695,746     1,763,157
                                   400,000(4)              14.3%       5.00     08/16/06    1,257,789     3,187,485
                                   175,000(5)               6.2%       3.50     11/04/06      385,198       976,167
Patrick J. Downs.......            200,000(6)               7.2%       3.50     11/04/06      440,226     1,115,620
Daniel C. Downs........            200,000(6)               7.2%       3.50     11/04/06      440,226     1,115,620
Gerald P. McLaughlin...             25,000(7)               0.9%       3.50     11/04/06       55,028       139,452
Ronald E. Hogan........             20,000(8)               0.7%       3.50     11/04/06       44,023       111,562

------------------------
(1) The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the Securities and Exchange Commission and do not represent management's estimate or projection of future value of the Common Stock.
(2) Represents options granted under the Company's 1995 Option Plan which are exercisable 25% immediately and 25% each of the first, second and third anniversaries of the date of the grant.
(3) Represents options granted under the Company's 1995 Option Plan which are exercisable 36.4% immediately and 21.2% each on the first, second and third anniversaries of the date of the grant.
(4) Represents options granted under the Company's Special Option Plan which will be exercisable only if the closing price of the Company's common stock is at least $11 for more than 10 consecutive days prior to August 15, 1998.
(5) Represents options granted under the Company's 1995 Option Plan which will become exercisable on December 31, 1997 if the Company meets its operating budget.
(6) Represents options granted under the Company's 1995 Option Plan which are exercisable upon issuance.
(7) Represents options granted under the Company's 1995 Option Plan which became exercisable in March 1997.
(8) Represents options granted under the Company's 1995 Option Plan which were cancelled in March 1997.

    STOCK OPTION EXERCISES AND OPTION VALUES

    The following table contains information concerning stock options unexercised at the end of fiscal 1996 with respect to the Named Executive Officers.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                           Number of Securities
                                                                Underlying                Value of Unexercised
                                                          Unexercised Options At          In-the-Money Options
                          Shares Acquired    Value            Fiscal Year-End            at Fiscal Year-End (1)
         Name               On Exercise     Realized   -----------------------------   --------------------------
         ----             ---------------   --------    Exercisable  Unexercisable     Exercisable  Unexercisable
                                                       -----------------------------   --------------------------
Gerald Sokol, Jr.......                --         --        100,000       775,000             *             *
Patrick J. Downs.......                --         --        616,667       133,333(2)          $283,542      *
Daniel C. Downs........                --         --        666,667       133,333(3)           191,667      *
Gerald P. McLaughlin...             1,070    $   869        175,000        75,000(4)          *             *
Ronald E. Hogan........            15,577    $12,656        379,667        33,333(5)           198,229      *

------------
(1) Represents the amount by which the aggregate market price on December 31, 1996 of the shares of the Company's Common Stock subject to such options exceeded the respective exercise prices of such options. An asterisk denotes that the respective exercise prices of the options shown exceeded the market price of the underlying shares of Common Stock at December 31, 1996.
(2) Effective December 31, 1996, Patrick J. Downs surrendered to the Company for cancellation incentive and non-qualified options to purchase 634,000 shares of Common Stock of the Company.
(3) Effective December 31, 1996, Daniel C. Downs surrendered to the Company for cancellation incentive and non-qualified options to purchase 684,000 shares of Common Stock of the Company.
(4) Effective December 31, 1996, Gerald P. McLaughlin surrendered to the Company for cancellation incentive and non-qualified options to purchase 200,000 shares of Common Stock of the Company. At the same time, the Company vested certain options held by Mr. McLaughlin to purchase 100,000 shares and issued to Mr. McLaughlin a fully vested option to purchase 150,000 shares of Common Stock of the Company.
(5) Effective December 31, 1996, Ronald E. Hogan surrendered to the Company for cancellation incentive and non-qualified options to purchase 245,000 shares of Common Stock of the Company.


    DIRECTOR COMPENSATION

    Directors currently receive no cash compensation for their services as directors, with the exception of non-employee directors, who each receive $5,000 per annum. Directors also may be granted options or warrants to purchase common stock from time to time for services in their capacity as directors. Upon joining the Board in August 1996, Messrs. Bennett and Frazier were granted options to purchase 100,000 shares each at an exercise price of $5.00 per share.

    CONSULTING ARRANGEMENTS

    In March 1997, in connection with their resignation or termination, Patrick
J. Downs, Daniel C. Downs, Ronald E. Hogan, and Gerald P. McLaughlin entered into three-year consulting agreements with the Company. In consideration for their services, each of the consultants will receive from the Company extensions of the expiration dates for certain options and warrants held by the consultants and, with respect to Patrick J. Downs and Daniel C. Downs, the Company waived provisions of their respective stock options, which required the exercise of certain options within a specified period of time following termination.

    EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

    In March 1997, the Company agreed with Patrick J. Downs, Daniel C. Downs, Gerald P. McLaughlin, and Ronald E. Hogan that each officer would resign or be terminated. Pursuant to Resignation and General Release

Agreements between each resigning officer and the Company, the Company has agreed to pay to Patrick J. Downs, Daniel C. Downs, Gerald P. McLaughlin, and Ronald E. Hogan in monthly installments over three years, the sum of $746,160, $746,160, $812,887, and $583,492, respectively, and paid each resigning officer for all deferred compensation and accrued vacation accumulated by each officer through December 31, 1996. Also, the Company cancelled indebtedness of Patrick
J. Downs, Daniel C. Downs, Gerald P. McLaughlin, and Ronald E. Hogan owed to the Company in the amounts of $930,879, $629,141, $492,690, and $445,384 respectively. The resigning officers will continue to receive medical benefits and life insurance paid for by the Company and, for 36 months, Patrick J. Downs, Daniel C. Downs and Gerald P. McLaughlin will continue to receive a monthly car allowance.

    In connection with the management reorganization, the Company,also paid Alan
P. Magerman, a Director of the Company an aggregate of $225,000 and purchased certain warrants to purchase common stock held by Mr. Magerman for a purchase price of $81,250.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of April 29, 1997 the number and percentage ownership of Common Stock by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock based upon reports filed by each such person with the Securities and Exchange Commission ("Commission"), (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all of the executive officers and directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares of Common Stock shown. An asterisk denotes beneficial ownership of less than 1%.

                                                    Number of Shares        Percent of
       Name (and Address of 5% Holder)             Beneficially Owned     Common Stock(1)
----------------------------------------------   ----------------------   ---------------
Gerald Sokol, Jr..............................              100,000(2)                 *
Daniel C. Downs(3)............................              845,461(4)               3.5%
Patrick J. Downs(3)...........................              754,486(5)               3.1%
Donald C. Klosterman..........................              687,749(6)               2.9%
Alan P. Magerman..............................              645,000(7)               2.7%
Edward Frazier................................              100,000                    *
Robert M. Bennett.............................              100,000                    *
Ronald E. Hogan(3)............................              558,714(8)               2.3%
Gerald P. McLaughlin(3).......................              247,462(9)               1.1%
All executive officers and directors of the
 Company as a group (nine persons)............            4,038,872(10)             14.8%

---------------

(1) Included as outstanding for purposes of this calculation are 23,314,000 shares of Common Stock (the amount outstanding as of April 28, 1997) plus, in the case of each particular holder, the shares of Common Stock subject to currently exercisable options, warrants, or other instruments exercisable for or convertible into shares of Common Stock (including such instruments exercisable within 60 days after April 29, 1997) held by that person, which instruments are specified by footnote. Shares issuable as part or upon exercise of outstanding options, warrants, or other instruments other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.

(2) Represents shares subject to currently exercisable options held by Mr.
    Sokol.

(3) Patrick J. Downs, Daniel C. Downs, Ronald E. Hogan, and Gerald P. McLaughlin resigned or were terminated in March 1997.
(4) Includes 250,000 shares subject to currently exercisable warrants and 416,667 shares subject to currently exercisable options held by Mr. Downs.
(5) Includes 250,000 shares subject to currently exercisable warrants and 366,667 shares subject to currently exercisable options held by Mr. Downs.
(6) Includes 200,000 shares subject to currently exercisable warrants and 150,000 shares subject to currently exercisable options held by Mr. Klosterman.
(7) Includes 245,000 shares subject to currently exercisable warrants granted to The Oracle Group, a corporation wholly-owned by members of Mr. Magerman's family, which were subsequently assigned to Phyllis Magerman, Mr. Magerman's wife, and 400,000 shares subject to currently exercisable options held by Mr. Magerman.

(8) Includes 200,000 shares subject to currently exercisable warrants and 179,667 shares subject to currently exercisable options held by Mr. Hogan.
(9) Includes 200,000 shares subject to currently exercisable options owned by Mr. McLaughlin.
(10) Includes 1,145,000 shares subject to currently exercisable warrants and 1,713,101 shares subject to currently exercisable options held by executive officers and directors, including those described in notes (2) through (9) above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    LOANS TO OFFICERS AND DIRECTORS

    As of the beginning of fiscal 1996, the Company had outstanding loans to a director and certain of its officers, including an aggregate of $174,927 principal amount of loans made during fiscal 1996. The loans represent withholding amounts paid by the Company on behalf of the director and officers to taxing authorities in order to obtain a tax deduction for federal and state income tax purposes relating to compensation to these officers and directors for prior years. The loans were evidenced by individual promissory notes in favor of the Company which bore interest at annual rates of between 6% and 8%, were unsecured and were due on demand.

    In April 1996, the Company restructured the loans to the director and officers as described in the preceding paragraph. Pursuant to the restructuring, each director and officer executed a three-year promissory note in favor of the Company in a principal amount equal to the aggregate outstanding principal balance and accrued interest on the prior loans as follows: Donald C. Klosterman - $1,179,043; Patrick J. Downs - $680,429; Daniel C. Downs -$629,141; Gerald P. McLaughlin - $492,691; Ronald E. Hogan - $445,384; and Robert Klosterman - $237,383. The terms of the notes were as follows: 10% of the principal amount was due at the end of 12 months from the date of the note; an additional 30% of the principal amount was due at the end of 24 months; and the balance of the principal amount (i.e., 60%) was due at the end of 36 months. The notes were prepayable at any time without penalty and bear interest at the rate of 6% per annum, which was payable annually in arrears.

    The maker of each note had the option to satisfy amounts outstanding under his note by relinquishing to the Company for cancellation either (i) shares of the Company's Common Stock (valued for this purpose at the closing market price on the date of transfer), or (ii) warrants to purchase the Company's Common Stock (valued for this purpose at the fair market value on the date of transfer as determined in good faith by the Board of Directors of the Company). To the extent the maker of a note surrendered to the Company shares of Common Stock in satisfaction of all or part of his note or interest thereon, the executive was to be granted a 10-year nontransferable option (an incentive stock option to the extent permissible) to purchase the same number of shares of Common Stock as were surrendered, which would be immediately exercisable at an exercise price equal to the value at which the Common Stock was surrendered to the Company in satisfaction of the note obligation, subject to shareholder approval if required by law or stock exchange rules.

    If an executive was terminated by the Company for any reason other than for "cause" at any time within the three-year term of his note (or in the case of Donald C. Klosterman, if the stockholders failed to reelect him to the Board of Directors), the balance of the note and any interest accrued thereon were to be canceled. "Cause" for this purpose was defined as personal dishonesty or willful misconduct which materially and adversely affects the Company.

    In March 1997, Patrick J. Downs, Daniel C. Downs, Ronald E. Hogan, and Gerald P. McLaughlin resigned or were terminated. Pursuant to Resignation and General Release Agreements effective December 31, 1996 between the Company and each resigning officer, the Company canceled the obligations of Patrick J. Downs, Daniel C. Downs, Ronald E. Hogan and Gerald P. McLaughlin under the foregoing notes, the principal and accrued interest of which totaled $930,879, $629,141, $445,384 and $492,690, respectively. See "Executive Compensation - Employment Agreements and Termination of Employment and Change in Control Arrangements."

    In January and March 1996, the Company loaned certain directors and executive offices amounts necessary to enable them to satisfy margin calls on their individual margin accounts in which they hold Common Stock of the Company in order to avoid them having to sell the Common Stock to satisfy the margin calls. The loans were made to Donald C. Klosterman, Alan. P. Magerman, Patrick
J. Downs, and Ronald E. Hogan in the amounts of $129,500, $35,000, $106,000 and $90,500, respectively. The loans were evidenced by promissory notes, which were secured by a pledge of shares of Common Stock owned by the maker of the note, and bore interest at the rate of 10% per annum. The principal amount and all accrued interest of the notes were paid on December 31, 1996.

    INDEMNITY AGREEMENTS

    In connection with their appointment to the Board of Directors in August 1996, the Company entered into indemnity agreements with each of Edward Frazier and Robert M. Bennett. The indemnity agreements provide that the Company will indemnify Messrs. Frazier and Bennett under certain circumstances against certain liabilities and expenses they may incur in their capacities as directors of the Company. The Company believes that the respective indemnity agreements are reasonable and fair, and are in its best interests to retain experienced outside directors.


                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this report:

  1, 2.  Consolidated Financial Statements and Schedule.

  The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements" on page F-0.

  3.  Exhibits.  The following exhibits are filed as a part of this report:

10.1  Certificate of Incorporation of the Company.(1)
10.2  By-laws of the Company.(2)
10.3  1985 Incentive Stock Option Plan, as amended.(2)
10.4* 1985 Nonqualified Stock Option Plan, as amended.(4)
10.5* Letter of Employment dated July 22, 1996 between NTN Communications, Inc.
      and Gerald Sokol, Jr.
10.6  License Agreement with NTN Canada.(4)
10.7  National Football League License Agreement.(4)
10.8  The Campus Limited Liability Company Agreement.(7)
10.9  Lease of Office with The Campus L.L.C.(7)
10.10 Investment Agreement, dated as of December 31, 1995, among NTN Communications, Inc., IWN, Inc. and Symphony Management Associates, Inc., without exhibits.(8)
10.11 Third Amended and Restated Agreement of Limited Partnership of IWN, L.P., dated as of December 31, 1995.(8)
10.12 First Amendment to the Third Amended and Restated Agreement of Limited Partnership of IWN, L.P., dated as of March 11, 1996.(8)
10.13 Stock Purchase Agreement, dated as of December 31, 1995, between NTN Communications Inc., IWN, Inc. and Symphony Management Associates, Inc.(8)
10.14 Stockholders Agreement, dated as of December 31, 1995, between NTN Communications Inc., and Symphony Management Associates, Inc.(8)
10.15 Registration Rights Agreement, dated as of December 31, 1995, between NTN Communications Inc., and Symphony Management Associates, Inc.(8)

10.16 Guaranty, dated as of December 31, 1995, from Symphony Management Associates, Inc. in favor of IWN, Inc. and IWN, L.P.(8)
10.17 Amended and Restated Technology and Trademark License Agreement, dated as of December 31, 1995, between NTN Communication, Inc. and IWN, Inc.(8)
10.18 Amended and Restated Technology and Trademark Sub-license Agreement, dated as of December 31, 1995, between IWN, Inc. and IWN, L.P.(8)
10.19 Worldwide Technology and Trademark Agreement, dated as of December 31, 1995, between IWN, Inc. and IWN, L.P.(8)
10.20 Non-competition Agreement, dated as of December 31, 1995, between IWN, Inc. and IWN, L.P.(8)
10.21 Non-competition Agreement, dated as of December 31, 1995, between IWN, L.P. in favor of NTN Communications, Inc. and IWN, Inc.(8)
10.22 Composite copy of Investment Agreements, dated as of April 24, 1995, between NTN Communications, Inc. and the investors named therein.(8)
10.23 Composite copy of Investment Agreements, dated as of September 29, 1995, between NTN Communications, Inc. and the investors named therein.(8)
10.24 Composite copy of Investment Agreements, dated as of October 4, 1995, between NTN Communications, Inc. and the investors named therein.(8)
10.25 Stock Purchase Agreement by and between NTN Communications, Inc. and Associated Ventures Management, Inc., dated as of December 22, 1995.(8)
10.26 Non Recourse Secured Promissory Note issued by the Company to Associated Ventures Management, Inc., dated December 22, 1995.(8)
10.27* Management Agreement between NTN Communications, Inc. and Associated Ventures Management, Inc., dated December 22, 1995.(8)
10.28* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Patrick J. Downs.(9)
10.29* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Daniel C. Downs.(9)
10.30* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Ronald E. Hogan
10.31* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Gerald P. McLaughlin.(9)
10.32* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Michael J. Downs.(9)
10.33* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Robert Klosterman.(9)
10.34* Letter agreement, dated March 4, 1997, between NTN and Alan Magerman.(9) 10.35* Consulting Agreement, dated as of December 31, 1996, between NTN
        Communications Inc. and Patrick J. Downs.(9)
10.36* Consulting Agreement, dated as of December 31, 1996, between NTN Communications Inc. and Daniel C. Downs.(9)
10.37* Consulting Agreement, dated as of December 31, 1996, between NTN Communications Inc. and Ronald E. Hogan.(9)
10.38* Consulting Agreement, dated as of December 31, 1996, between NTN Communications Inc. and Gerald P. McLaughlin.(9)
10.39* Consulting Agreement, dated as of March 14, 1997, between NTN Communications Inc. and Donald Klosterman.(9)
10.40* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Patrick J. Downs.(9)
10.41* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Daniel C. Downs.(9)
10.42* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Ronald E. Hogan.(9)

10.43*  General Release, dated as of December 31, 1996, between NTN
        Communications Inc. and Gerald P. McLaughlin.(9)
10.44*  General Release, dated as of December 31, 1996, between NTN
        Communications Inc. and Michael J. Downs.(9)
10.45*  General Release, dated as of December 31, 1996, between NTN
        Communications Inc. and Robert Klosterman.(9)
10.46 Agreement of Purchase and Sale of Assets dated June 30, 1996 with schedules and exhibits, among NTN Communications, Inc, New World
        Computing Inc., and the 3DO Company.(10)
10.47*  Special Stock Option dated August 18, 1996 between NTN Communications,
        Inc. and Gerald Sokol, Jr.(11)
10.48*  Special Stock Option dated August 25, 1996 between NTN Communications,
        Inc. and Robert Bennett.(11)
10.49*  Special Stock Option dated August 30, 1996 between NTN Communications,
        Inc. and Ed Frazier.(11)
23.00   Consent of KPMG Peat Marwick LLP.
27.00   Financial Data Schedule.(11)

______________________
*     Management Contract or Compensatory Plan.

(1) Previously filed as an exhibit to the Company's report on Form 10-Q for the quarter ended June 30, 1991, and incorporated by reference.
(2) Previously filed as an exhibit to the Company's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
(3) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1989, and incorporated by reference.
(4) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.
(5) Previously filed as an exhibit to the Company's report on Form 8-K dated December 31, 1993, and incorporated by reference.
(6) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's report on Form 8-K dated March 5, 1997 and incorporated by reference.
(10) Previously filed as an exhibit to the Company's report on Form 8-K dated June 30, 1996 and incorporated by reference.

(11)  Previously filed.

     (b)  Reports on Form 8-K.
     None.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NTN COMMUNICATIONS, INC.



April 29, 1997                   By: /s/ Gerald Sokol
                                    -------------------------------------
                                    Gerald Sokol, Jr.
                                    Chief Operating Officer and
                                    Chief Financial Officer