Form 10-Q
period 1997-03-31
NTN COMMUNICATIONS INC
filed 1997-05-15
CIK 748592

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


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

     Number of shares outstanding of each of the registrant's classes of common stock, as of May 12, 1997: 23,314,000 shares of common stock, $.005 par value.

                          PART I--FINANCIAL INFORMATION
                          -----------------------------

Item 1.  FINANCIAL STATEMENTS.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
               March 31, 1997 (Unaudited) and December 31, 1996

                                                                  March 31,        December 31,
                               Assets                               1997               1996
                               ------                           ------------       ------------
Current assets:
   Cash and cash equivalents                                     $ 3,466,000          6,579,000
   Accounts receivable - trade, net of allowance for
     doubtful accounts                                             2,283,000          2,031,000
   Accounts receivable - officers and directors                           --            199,000
   Prepaid expenses and other current assets                       3,894,000          1,846,000
                                                                 -----------        -----------

                  Total current assets                             9,643,000         10,655,000

Broadcast equipment and fixed assets, net                          9,929,000         10,103,000
Software development costs, net                                    4,288,000          4,400,000
Retirement plan assets                                                    --          2,527,000
Other assets                                                         707,000            819,000
                                                                 -----------        -----------

                  Total assets                                    24,567,000         28,504,000
                                                                 ===========        ===========



                                                                     (Continued)

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued
                March 31, 1997 (Unaudited) and December 31, 1996

                                                                              March 31,      December 31,
                     Liabilities and Shareholders' Equity                       1997            1996
                     ------------------------------------                    ------------    ------------
Current liabilities:
   Accounts payable and accrued liabilities                                  $  5,238,000       6,182,000
   Short-term borrowings                                                        5,215,000       5,060,000
   Deferred revenue                                                               469,000         254,000
   Customer deposits                                                            1,161,000       1,279,000
                                                                             ------------    ------------

                  Total current liabilities                                    12,083,000      12,775,000

Deferred revenue - long term                                                      740,000       1,000,000
Accrual for settlement warrants                                                 1,347,000       1,291,000
Other long-term liabilities                                                     4,425,000       3,216,000
                                                                             ------------    ------------

                  Total liabilities                                            18,595,000      18,282,000
                                                                             ------------    ------------

Shareholders' equity:
   10% Cumulative convertible preferred stock, $.005 par value, 10,000,000
     shares authorized; issued and outstanding 161,000 in 1997 and 1996             1,000           1,000
   Common stock, $.005 par value, 50,000,000 shares authorized; shares
     issued and outstanding 23,314,000 in 1997 and 23,177,000 in 1996             116,000         116,000
   Treasury stock, 782,000 shares in 1997 and 1996 at cost                     (3,339,000)     (3,339,000)
   Additional paid-in capital                                                  61,680,000      59,583,000
   Accumulated deficit                                                        (52,486,000)    (46,139,000)
                                                                             ------------    ------------

                  Total shareholders' equity                                    5,972,000      10,222,000


                  Total liabilities and shareholders' equity                 $ 24,567,000      28,504,000
                                                                             ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                   Three Months Ended March 31, 1997and 1996
                                   (Unaudited)

                                                            Three Months    Three Months
                                                             March 31,       March 31,
                                                                1997           1996
                                                            ------------    ------------
Network services                                            $  4,969,000       4,868,000
Online/Internet services                                         848,000         234,000
Advertising revenues                                             245,000         237,000
Equipment sales, net                                             187,000         488,000
License and royalty fees and other revenue                       291,000         249,000
                                                            ------------    ------------

                  Total revenues                               6,540,000       6,076,000

Operating expenses:
    Operating costs                                            2,209,000       1,356,000
    Selling, general and administrative                        8,675,000       5,128,000
    Litigation, legal and professional fees                      344,000         323,000
    Equipment lease expense                                      234,000       1,152,000
    Depreciation                                                 876,000         152,000
    Research and development                                     400,000         863,000
                                                            ------------    ------------

                  Total operating expenses                    12,738,000       8,974,000

Operating loss                                                (6,198,000)     (2,898,000)

Other income (expense)
  Interest income                                                 62,000         120,000
  Interest expense                                              (211,000)        (48,000)
                                                            ------------    ------------

                                                                (149,000)         72,000

Loss from continuing operations before income
  taxes                                                       (6,347,000)     (2,826,000)
Provision for income taxes                                            --              --
                                                            ------------    ------------

Loss from continuing operations                               (6,347,000)     (2,826,000)

Earnings from discontinued operations                                 --          29,000
                                                            ------------    ------------

                  Net loss                                  $ (6,347,000)     (2,797,000)
                                                            ============    ============


Net loss per share:
     Continuing operations                                  $      (0.27)          (0.12)
     Discontinued operations                                          --              --
                                                            ============    ============
     Net loss                                               $      (0.27)          (0.12)
                                                            ============    ============


Weighted average number of shares outstanding                 23,239,000      22,924,000
                                                            ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                    Three Months   Three Months
                                                      March 31,      March 31,
                                                        1997           1996
                                                    ------------   ------------
Cash flows from (used for) operating activities:
    Net loss                                        $(6,347,000)    (2,797,000)
    Adjustments:
      Depreciation and amortization                   1,253,000        359,000
      Provision for doubtful accounts                   225,000         97,000
      Accrual for issuance of warrants                1,883,000        597,000
      Accrual for settlement warrants                    56,000             --
      (Gain) loss on sale and leaseback
        transactions                                         --       (154,000)
      Amortization of deferred gain on sale and
        leaseback transactions                           62,000       (210,000)
      Changes in assets and liabilities:
       Accounts receivable - trade                     (278,000)      (198,000)
       Inventory                                             --       (561,000)
       Prepaid expenses and other assets                591,000        (41,000)
       Accounts payable and accrued liabilities         265,000       (790,000)
       Deferred revenue                                (107,000)       (75,000)
       Customer deposits                               (118,000)       (48,000)
                                                    -----------    -----------

                Net cash used for operating
                     activities                      (2,515,000)    (3,821,000)
                                                    -----------    -----------

Cash flows from (used for) investing activities:
    Capital expenditures                               (658,000)      (290,000)
    Notes receivable - related parties                       --      1,064,000
    Software development costs                         (309,000)      (471,000)
    Proceeds from sale and leaseback transactions            --        875,000
    Deposits related to sale and leaseback
       transactions                                          --        375,000
                                                    -----------    -----------

                Net cash provided by (used for)
                     investing activities              (967,000)     1,553,000
                                                    -----------    -----------

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                   Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                                Three Months   Three Months
                                                                  March 31,      March 31,
                                                                    1997           1996
                                                                ------------   ------------
Cash flows from (used for) financing activities:
    Principal payments on debt                                   $        --         (6,000)
    Proceeds from issuance of debt                                   155,000      1,772,000
    Purchase of equipment related to sale and
       leaseback transactions                                             --       (507,000)
    Proceeds from issuance of common stock, less
       issuance costs paid in cash                                   214,000        (15,000)
    Payments for purchase of treasury stock                               --     (2,330,000)
                                                                 -----------    -----------

                  Net cash provided by (used
                     for) financing activities                       369,000     (1,086,000)
                                                                 -----------    -----------

Net decrease in cash and cash equivalents                         (3,113,000)    (3,354,000)

Cash and cash equivalents at beginning of period                   6,579,000      6,475,000
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 3,466,000      3,121,000
                                                                 ===========    ===========


Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Interest                                               $        --         20,000
                                                                 ===========    ===========

          Income taxes                                           $        --             --
                                                                 ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                         Notes to Financial Statements
                                  (Unaudited)

       1.     General.
              -------
       Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the Company's Form 10-K filed for the year ended December 31, 1996, which report incorporated the notes to the Company's year-end financial statements.


       2.     Unaudited Information.
              ---------------------
       The March 31, 1997 and 1996 information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments that are, in the opinion of management, necessary to reflect properly results of the interim periods presented. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

       Certain items in the prior year consolidated financial statements have been reclassified to conform to the format used for the current periods presented.


       3.     Management Reorganization.
              -------------------------
         On March 5, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President. In connection with the reorganization ("Reorganization"), other personnel changes include the resignation of Mr. Ronald Hogan, as Senior Vice President, and the terminations of Mr. Gerald McLaughlin, formerly Executive Vice President, and Mr. Michael Downs, formerly President and CEO of LearnStar. The Company has entered into separate agreements ("Agreements") with each of the former officers setting out the terms on which their existing employment contracts with NTN will be settled. In compliance with the Agreements, NTN will continue to pay the former executives their current annual salaries and other benefits for the remaining terms of their employment agreements with NTN, which expire on or before December 31, 1999. Charges for severance and other costs associated with the Reorganization recorded in 1996 were $5,092,000. Charges for severance and other costs associated with the Reorganization recorded as an expense and liability in the first quarter of 1997 including accreted interest expense was $5,206,000. Contractual payments for employment contracts related to the Agreements will be $1,711,000 in 1997, $1,350,000 in 1998 and $1,269,000 in
1999. The Company expects that such amounts will be funded from its on-going operations. The Company has recorded the charges in 1996 and 1997 in accordance with Emerging Issues Task Force Issues No. 94 - 3.


       4.     Certain Transactions.
              --------------------

         In December 1995, the Company entered into an agreement to sell a 45% interest in LearnStar subsidiary to an unaffiliated company for a $2,500,000 note receivable. No gain on the sale was recognized in 1995 as the Company had not received any payments on the note. In late 1996, the parties agreed to rescind the agreement. A gain was recorded in the first quarter of 1996 based on payments received to date. The Company has revised amounts previously reported as gain in the March 31, 1996 financial statements.

         In December 1995, the Company entered into a sale, purchase agreement and investment agreement ("Agreement") with Symphony LLC ("Symphony"), an unaffiliated company, whereby Symphony agreed to purchase a 10% interest in IWN, Inc. for $350,000 and would make capital contributions totaling $2,650,000 to IWN L.P., a limited partnership of which IWN Inc. is the general partner.

         The Agreement includes a provision whereby Symphony has the option to put ("IWN Put Option") its partnership interest and its shares of IWN Inc. to NTN during the period from April 1, 1997 through December 1, 1997 for certain consideration. Accordingly, the Company has included the accounts and results of operations of. IWN L.P. in the Company's consolidated financial statements.


       5.     Discontinued Operations - Sale of New World Computing.
              -----------------------------------------------------
       On June 30, 1996 the Company sold all of the assets and business of its New World Computing subsidiary to The 3DO Company. The disposal of the New World has been accounted for as a discontinued operation. Accordingly, the consolidated financial statements for the quarter ended March 31, 1996 has been reclassified to report separately operating results of the discontinued business.


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

       Earnings per share amounts are based on 23,239,000 and 22,924,000 common shares for the three months ended March 31, 1997 and 1996, respectively. The impact of the common stock equivalents would have had an antidilutive effect for these periods and accordingly have not been included in the computation. Earnings per share for 1996 has been amended to reflect the amended results of operations for the period ended March 31,1996. Previously reported earnings per share was $0.01 compared to the revised amount of $(0.12).

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

         On October 25, 1996, the Company reported that it was advised on September 9, 1996 by the United States Federal Communications Commission that its PlaymakerAE keypad had not received FCC approval. The Company immediately suspended shipment of the Playmakers(R) to new NTN Network Locations pending approval by the FCC. Upon notification, the Company commenced testing its equipment and submitted its application to the FCC. There was no interruption of the Company's services to existing NTN Network customers, nor were any of the Company's Online/Internet Services ever affected. The Company received approval on January 15, 1997 and immediately began shipments to new Locations, including approximately 290 new customers which were previously awaiting installation. The installation of the Locations was completed in January and February 1997. The Company will also implement a corrective action program to be approved by the FCC.

         The Playmakers(R) are handheld radio frequency devices that contain rechargeable batteries. Recently manufactured Playmakers(R) have experienced problems related to noise sensitivity and recharging performance. The Company has modified the circuit board to address the problems, and is in the process of upgrading the approximately 14,000 affected Playmakers(R). The Company believes the modifications will be completed by August 1997. These problems have negatively affected the number of new Network Services customers sign up by the Company and have caused an increase in the number of "disconnects" - customers terminating service and an increase in accounts receivable from dissatisfied customers.

         New locations signed up by the Company during the suspension of Playmakers(R) shipments were granted up to one day of credit by the Company against future billings for each day the sites could not utilize the NTN system. The Company estimated the temporary suspension of Playmaker(R) shipments and the credits extended by the Company to backlogged locations will result in reduced cash flow of approximately $350,000 during the first half of 1997 from all affected locations.

         In addition, the Company has discovered that the "basestation" - a device used in conjunction with Playmakers(R) - has not been performing satisfactorily. The Company recently decided to recall all poorly performing basestations and replace all such equipment with a recently upgraded and improved model in customer locations, which process will commence in the second quarter. The Company recorded a charge of $650,000 in the quarter ended March 31, 1997 related to Playmaker(R) and basestation equipment.

       On March 5, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President. In addition, three other officers resigned or were terminated in connection with the reorganization. The Company recorded substantial charges related to the management reorganization ("Reorganization") and other items more fully described below.


Material Changes in Results of Operations
-----------------------------------------
Three month periods ended March 31, 1997 and March 31, 1996

         On March 5, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President. Other personnel changes include the resignation of Mr. Ronald Hogan, as Senior Vice President, and the terminations of Mr. Gerald McLaughlin, formerly Executive Vice President, and Mr. Michael Downs, formerly President and CEO of LearnStar, in connection with the reorganization ("Reorganization"). The Company has entered into separate agreements ("Agreements") with each of the former officers setting out the terms on which their existing employment contracts with NTN will be settled. In compliance with the Agreements, NTN will continue to pay the former executives their current annual salaries and other benefits for the remaining terms of their employment agreements with NTN, which expire on or before December 31, 1999. Charges for severance and other costs associated with the Reorganization recorded in 1996 amounted to $5,092,000. Charges for severance and other costs associated with the Reorganization recorded as an expense and liability in the first quarter of 1997 including accreted interest expense was $5,206,000. Contractual payments for employment contracts related to the Agreements are $1,711,000 in 1997, $1,350,000 in 1998 and $1,269,000 in 1999. The Company expects that such amounts will be funded from its on-going operations. The Company has recorded the charges in 1996 and 1997 in accordance with Emerging Issues Task Force Issues No. 94 - 3.

         The Company incurred a net loss of $6,347,000 for the three months ended March 31, 1997 compared to a net loss of $2,797,000 for the three months ended March 31, 1996. 1996 results have been adjusted to reflect the sale of New World in 1996 as a discontinued operation. The 1997 results include significant charges totaling $5,206,000 related to the Reorganization and a $650,000 charge related to defective equipment.

         For the current quarter, total revenues increased 8% from $6,076,000 to $6,540,000, primarily as a result of increased Online/Internet Services revenues and to a lesser extent an increase in Network Services revenues which were offset somewhat by a decline in equipment sales.

         Network Services increased 2% from $4,868,000 to $4,969,000. The increase is primarily due to an expansion in the number of subscriber locations contracting for services. Online/Internet Services increased 262% from $234,000 to $848,000 due to increasing number of on-line customers and increasing participation by the ultimate consumers. In addition, the Company has increased the number of programs available on various distribution platforms. Advertising revenues increased 3% from $237,000 to $245,000 due to increased number of commercial spots sold.

         Equipment Sales, net of cost of sales decreased 62% from $488,000 to $187,000. Equipment sales are predominantly due to sales to foreign licensees which are subject to outside influences and can occur at random times throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees and its educational customers.

         Operating Expenses related to Network Services and Online/Internet Services rose from $1,356,000 in the prior years quarter to $2,209,000 in the current years quarter, an increase of 63%. The increase is largely attributable to a charge of $650,000 for the replacement and repair of defective equipment and to a slight expansion in the number of subscribers and online services contracting for services. Selling, General and Administrative Expenses increased 50% from $4,531,000 to $6,792,000. Included in Selling, General and Administrative Expenses are charges for the Reorganization totaling $3,277,000. Also included are stock-based compensation charges made pursuant to SFAS 123 which were $1,883,000 in 1997 compared to $597,000 in 1996. Stock-based compensation charges result from the issuance of warrants or options to non-employees and will vary from period to period. Charges in 1997 include $1,450,000 which resulted from extension of the exercise period of warrants owned by certain former officers pursuant to the Reorganization. Exclusive of these specific charges, Selling, General and Administrative Expenses decreased 17% over the previous years quarter largely due to personnel cutbacks. Research and Development Expense decreased 54% from $863,000 to $400,000. Research and development in 1996 related largely to development of gaming applications at the Company's IWN subsidiary.

         Deprecation Expense increased 476% from $152,000 to $876,000 due to the buyout of equipment lease commitments late in 1996 resulting in the Company owning most of its Broadcast equipment.

         Interest Income decreased 48% from $120,000 to $62,000 due to lower balances in interest bearing accounts. Interest Expense increased 340% from $48,000 to $211,000 largely due to interest charges related to the IWN Put Option, and accretion of interest for the settlement warrant liability and the liability for the Reorganization that was discounted when recorded.


Material Changes in Financial Condition
---------------------------------------

       The following analysis compares information as of the most recent unaudited balance sheet date of March 31, 1997 to the prior year-end audited balance sheet dated December 31, 1996.

       Total assets decreased 14% from $28,504,000 to $24,567,000 from December 31, 1996 to March 31, 1997. The decrease in assets is primarily due to the significant charges related to the Reorganization. Cash decreased from $6,579,000 to $3,466,000 at March 31, 1997 due primarily to $2,515,000 in cash needed to fund operations. The decrease was attributable, in part, to approximately $813,000 used for initial payments related to the Reorganization and $522,000 paid to former officers under an existing deferred compensation plan.

       Accounts Receivable - Trade increased 12% from $2,031,000 to $2,283,000 at March 31, 1997, reflecting the growth of the Company's Network Services and the marketing program put into place in late 1996 related to the suspension of shipments for the FCC issue. Prepaid expenses and other current assets increased from $1,846,000 to $3,894,000 due to reclassification of the retirement plan assets which will be liquidated during the second quarter as a result of the Reorganization.

       Broadcast Equipment decreased from $10,103,000 to $9,643,000 as the result of depreciation of assets, a charge to replace and repair certain equipment of $650,000, net of additions for new Network Services subscribers.

       Total liabilities increased 2% from $18,282,000 to $18,595,000 from December 31, 1996 to March 31, 1997. The decrease in Accounts Payable and Accrued Liabilities from $6,182,000 to $5,238,000 reflects the use of cash to pay down liabilities following year end. Short term borrowings increased from $5,060,000 to $5,215,000 due to additional amounts payable pursuant to the IWN Put Option. Other long-term liabilities increased 38% from $3,216,000 to $4,425,000 due to the long-term liabilities related to the Reorganization.

       Overall, the Company's working capital deficit increased $320,000 from December 31, 1996 to March 31, 1997, primarily the result of the use of cash to fund operations and charges and activity related to the Reorganization.

       Management has implemented an organizational and strategic restructuring aimed at reducing overhead expenses by 20% and focusing on the Company's core business units. This involved a workforce reduction, including five senior officers, the buyout of many high-rate lease commitments, and restructuring its management personnel and responsibilities. Management believes that these factors will contribute toward achieving profitability and improving cash flow.

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

         The Company has certain lawsuits pending as previously described in "Legal Proceedings". The Company believes, based in part on the advice of outside, independent counsel, that there is no basis to claimants allegations, but to avoid the expense and disruption of protracted litigation has settled certain cases and may continue to attempt to settle others. The Company provided a charge against its current earnings for such possible actions, There can be no assurances that the Company will be successful in settling or defending such actions or that any or all actions would be decided in favor of the Company or that the continued cost of defending and prosecuting these actions will not have a material adverse effect on the Company's financial position or results of operations.

PART II  OTHER INFORMATION
         -----------------

       Item 1.       LEGAL PROCEEDINGS.

         A description of certain legal proceedings is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the caption "Legal Proceedings".

         In May 1997, a shareholder's derivative complaint was filed in the Superior Court of California, North County Branch. The complaint, which seeks injunctive relief and an unspecified amount of damages, was brought by a current shareholder against NTN and certain officers and directors and alleges that the Company was injured by a lack of independence and breach of business judgment by virtue of certain agreements entered into in connection with a recent Reorganization. The Company believes that the lawsuit is without merit and intends to vigorously defend against the action. The Company has not formally responded due to the fact that the action was only recently filed.

       Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.



       Item 6.       EXHIBITS AND REPORTS ON REPORT 8-K.

                     Form 8-K filed March 5,1997 reporting the resignation and termination of officers.

                                  SIGNATURES
                                  ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       NTN COMMUNICATIONS, INC.



Date:  May 14, 1997                    By:  /s/GERALD SOKOL, JR.
                                          ----------------------
                                          Gerald Sokol, Jr.,
                                          President and Chief Operating Officer