Form 10-Q/A
period 1997-03-31
NTN COMMUNICATIONS INC
filed 1997-05-20
CIK 748592

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

                           YES       X           NO
                                 ---------            ---------

  Number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 1996: 23,309,645 shares of common stock, $.005 par value.

                        PART I -- FINANCIAL INFORMATION
                         -----------------------------


Item 1.  FINANCIAL STATEMENTS.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

               March 31, 1996 (Unaudited) and December 31, 1995

                                                                                          MARCH 31,     DECEMBER 31,
                                    ASSETS                                                  1996            1995
                                                                                        ------------    ------------
Current assets:
   Cash and cash equivalents                                                            $  3,121,000       6,485,000
   Interest-bearing security deposits                                                      1,450,000       1,575,000
   Accounts receivable - trade, net of allowance for returns and doubtful
     accounts                                                                              2,869,000       2,668,000
   Accounts receivable - officers and directors                                                   --         100,000
   Accounts receivable - other                                                               875,000       1,750,000
   Notes receivable - related parties                                                        680,000       1,030,000
   Inventories, net                                                                        6,179,000       5,618,000
   Prepaid expenses and other current assets                                               2,528,000       2,223,000
   Net assets of discontinued operations                                                   5,290,000       4,560,000
                                                                                        ------------    ------------

                  Total current assets                                                    22,992,000      26,009,000

Fixed assets, net                                                                          2,150,000       2,023,000
Interest-bearing security deposits                                                         1,950,000       2,200,000
Software development costs, net of accumulated amortization                                3,427,000       3,152,000
Notes receivable, related parties                                                          3,462,000       3,438,000
Deposits and other assets                                                                  3,542,000       4,399,000
                                                                                        ------------    ------------

                  Total assets                                                          $ 37,523,000      41,221,000
                                                                                        ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                                             $  2,062,000       2,877,000
   Short-term borrowings and current portion of long-term debt                             3,137,000       1,356,000
   Deferred revenue                                                                        1,148,000       1,024,000
   Customer deposits                                                                       1,236,000       1,284,000
                                                                                        ------------    ------------

                  Total current liabilities                                                7,583,000       6,541,000

Deferred revenue                                                                           1,034,000       1,229,000
                                                                                        ------------    ------------

                  Total liabilities                                                        8,617,000       7,770,000
                                                                                        ------------    ------------

Shareholders' equity:
   10% Cumulative convertible preferred stock, $.005 par value, 10,000,000
     shares authorized; issued and outstanding 162,612 in 1996 and 1995                        1,000           1,000
   Common stock, $.005 par value, 50,000,000 shares authorized;
     shares issued and outstanding 23,904,145 in 1996 and 22,502,707 in 1995                 113,000         112,000
   Additional paid-in capital                                                             57,328,000      56,747,000
   Accumulated deficit                                                                   (25,984,000)    (23,187,000)
                                                                                        ------------    ------------

                                                                                          31,458,000      33,673,000

Less 594,500 shares in 1996 and 50,000 shares in 1995 of treasury stock, at cost          (2,552,000)       (222,000)
                                                                                        ------------    ------------

                  Total shareholders' equity                                              28,906,000      33,451,000
                                                                                        ------------    ------------

                  Total liabilities and shareholders' equity                            $ 37,523,000      41,221,000
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

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                           THREE            THREE
                                                           MONTHS           MONTHS
                                                          MARCH 31,        MARCH 30,
                                                            1996             1995
                                                        ------------    ------------
Distribution and production services                    $  5,339,000       3,952,000
Equipment sales, net                                         488,000         421,000
License fees and other revenue                               249,000          24,000
                                                        ------------    ------------

                  Total revenues                           6,076,000       4,397,000

Cost of distribution and production services               2,508,000       1,668,000
                                                        ------------    ------------

                  Gross profit                             3,568,000       2,729,000
                                                        ------------    ------------

Operating expenses:
   Selling, general and administrative                     5,280,000       2,613,000
   Legal and professional fees                               323,000       1,184,000
   Research and development                                  863,000         394,000
                                                        ------------    ------------

                  Total operating expenses                 6,466,000       4,191,000
                                                        ------------    ------------

Operating loss                                            (2,898,000)     (1,462,000)
Investment income, net of interest expense                    72,000          56,000
                                                        ------------    ------------

Loss before minority interest and income taxes            (2,826,000)     (1,406,000)
                                                        ------------    ------------

Loss before income taxes                                  (2,826,000)     (1,406,000)
Income taxes                                                      --              --
                                                        ------------    ------------

Earnings (loss) from discontinued operations                  29,000        (491,000)

                  Net loss                              $ (2,797,000)     (1,897,000)
                                                        ============    ============

Net earnings (loss) per share                           $      (0.12)          (0.10)
                                                        ============    ============

Weighted average number of shares outstanding             22,924,000      19,217,000
                                                        ============    ============

See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                       THREE           THREE
                                                                                       MONTHS          MONTHS
                                                                                      MARCH 31,       MARCH 30,
                                                                                        1996            1995
                                                                                     -----------     ----------
Cash flows from (used for) operating activities:
   Net loss                                                                          $(2,797,000)    (1,897,000)
   Adjustments:
       Depreciation and amortization                                                     359,000         98,000
       Provision for doubtful accounts                                                    97,000         53,000
       Accrual for issuance of warrants                                                  597,000             --
       Gain on sale and leaseback transactions                                          (154,000)      (176,000)
       Loss on sale of marketable securities available for sale                               --         39,000
       Amortization of deferred gain on sale and leaseback transactions                 (210,000)            --
       Change in assets and liabilities:
         Accounts receivable - trade                                                    (198,000)    (1,543,000)
         Software development costs, net                                                      --       (188,000)
         Inventories, net                                                               (561,000)      (623,000)
         Prepaid expenses and other assets                                               (41,000)       836,000
         Accounts payable and accrued liabilities                                       (790,000)       369,000
         Deferred revenue                                                                (75,000)       178,000
         Customer deposits                                                               (48,000)        71,000
                                                                                     -----------    -----------

                  Net cash used for operating activities                              (3,821,000)    (2,783,000)
                                                                                     -----------    -----------

Cash flows from (used for) investing activities:
   Capital expenditures                                                                 (290,000)      (254,000)
   Notes receivable - officers and directors                                           1,064,000        119,000
   Software development costs                                                           (471,000)      (582,000)
   Proceeds from sales of marketable securities available for sale                            --        461,000
   Proceeds from sale and leaseback transactions                                         875,000      1,000,000
   Deposits related to sale and leaseback transactions                                   375,000       (250,000)
                                                                                     -----------    -----------

                  Net cash provided by (used for) investing activities                 1,553,000        494,000
                                                                                     -----------    -----------

Cash flows from (used for) financing activities:
   Principal payments on debt                                                        $    (6,000)      (449,000)
   Proceeds from issuance of debt                                                      1,772,000      1,245,000
   Purchase of equipment related to sale and leaseback transactions                     (507,000)      (510,000)
   Proceeds from issuance of common stock, less issuance costs paid in cash              (15,000)       329,000
   Payments for purchase of treasury stock                                            (2,330,000)            --
                                                                                     -----------    -----------

                  Net cash provided by (used for) financing activities                (1,086,000)       615,000
                                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  (3,354,000)    (1,674,000)
Cash and cash equivalents at beginning of period                                       6,475,000      2,429,000
                                                                                     -----------    -----------

Cash and cash equivalents at end of period                                           $ 3,121,000        755,000
                                                                                     ===========    ===========

Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest                                                                        $    20,000         22,000
     Income taxes                                                                    $        --             --

See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                         Notes to Financial Statements
                                  (Unaudited)


(1)    GENERAL

       Management has elected to omit substantially all notes to the Company's financial statements. Reference should be made to the Company's Form 10-K filed for the year ended December 31, 1995, which report incorporated the notes to the Company's year-end financial statements.

(2)    UNAUDITED INFORMATION

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


(3)    EARNINGS PER SHARE

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

       Earnings per-share amounts are based on 22,924,000 and 19,217,000 common shares for the three months ended March 31, 1996 and 1995, respectively. The impact of the common stock equivalents would have had an antidilutive effect due to the reported losses and accordingly have not been included in the computation.

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

The financial statements as of and for the quarter ended March 31, 1996 has been amended to be consistent with the method of accounting for the consolidation of the accounts and activity related to IWN L.P. and stock-based compensation pursuant to SFAS 123 as reported in the Annual Report on Form 10-K for the year ended December 31, 1996.

Material Changes in Results of Operations
-----------------------------------------

Three month periods ended March 31, 1996 and March 31, 1995

The Company recognized a net loss of $2,797,000 for the three months ended March 31, 1996 compared to a net loss of $1,897,000 for the three months ended March 31, 1995. The loss in 1996 is attributed to losses generated by the Company's IWN subsidiary of $2,131,000 and charges for stock-based compensation of $597,000. The loss in 1995 was largely attributable to significant accruals related to litigation and other legal matters.

For the current quarter, total revenues increased 38% from $4,397,000 to $6,076,000. This increase is the result of growth in many of the Company's principal revenue activities.

Distribution and Production Services increased 35% from $3,952,000 to $5,339,000. The increase in distribution revenue is primarily due to an expansion in the number of subscriber locations and on-line customers contracting for services from the Company.

Equipment Sales increased 16% from $421,000 to $488,000. Equipment sales include both leasing transactions and direct sales to the Company's customers. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the Company's ability to engage in lease financing, the timing of expansion plans of the Company's foreign licensees and its educational customers. As of March 31, 1996, the Company had sold and leased back subscriber systems in place at a majority of the United States subscriber locations. The Company's ability to make more such sales will be dependent on increases in the number of subscriber locations, as to which there can be no assurance.

License Fees and other revenue increased from $24,000 in 1995 to $249,000 in 1996. Licensing arrangements are not dependent upon seasonal forces and will vary in type and amount from period to period.

Cost of Services-Distribution and Production Services, which increased 50% from $1,668,000 in the prior year's quarter to $2,508,000 in the current year's quarter, reflects increased costs of equipment leases and other costs associated with the expansion in the number of subscribers contracting for distribution services. Operating Expenses increased from $4,191,000 in 1995 to $6,466,000 in 1996, an increase of 54%. Selling, General and Administrative expenses increased from $2,613,000 to $5,280,000. The increase is primarily attributable to costs associated with the IWN subsidiary and charges for stock-based compensation pursuant to SFAS 123. Research and Development expense expanded from $394,000 to $863,000, related largely to development of gaming applications at the Company's IWN subsidiary.

Net Investment Income increased from $56,000 to $72,000 as a result of increased interest-bearing investments. Income Tax Expense remained flat at zero due to prior year operating losses and the nature of revenues and expenses in each period. The Company currently has available approximately $27,000,000 of net operating loss carryovers for federal tax purposes.


Material Changes in Financial Condition
---------------------------------------

The following analysis compares information as of the most recent unaudited balance sheet date of March 31, 1996 to the prior year-end audited balance sheet dated December 31, 1995.

Total assets decreased 9% from $41,221,000 to $37,523,000 from December 31, 1995 to March 31, 1996. The decrease in assets is primarily the result of the Company purchase of treasury shares totaling $2,330,000. Cash and Marketable Securities
- Available for Sale decreased from $6,485,000 to $3,121,000 at March 31, 1996. The change reflects the use of cash related to treasury stock purchases, cash used to fund operations and invest in the development of future products and services for the NTN Network.

The 8% increase in Accounts Receivable - Trade from $2,668,000 to $2,869,000 at March 31, 1996, reflects an increase in the number of subscribers receiving the Company's services, net of amounts collected. Accounts Receivable - Other decreased from $1,750,000 to $875,000, the result of the smaller leasing transaction in the first quarter. The increase in Inventory from $5,618,000 to $6,179,000 is primarily the result of purchasing inventory assets in anticipation of higher sales late in the year. Prepaid Expenses increased from $2,223,000 to $2,528,000 from December 31, 1995 to March 31, 1996 primarily due to increases in prepaid expenses and security deposits held by the Company.

Net Fixed Assets increased 6% primarily due to continued expansion of the NTN Broadcast Center. Software Development Costs increased $275,000 as the Company continued its development of programs and products.

Total liabilities increased 11% from $7,770,000 to $8,617,000 from December 31, 1995 to March 31, 1996. The decrease in Accounts Payable and Accrued Liabilities from $2,877,000 to $2,062,000 reflects the timing of payments of accounts payable and accrued liabilities. Customer Deposits remained steady from $1,284,000 to $1,236,000 from December 31, 1995 to March 31, 1996 due to steady receipts and application of deposits received from new customers throughout the period. The decrease in aggregate Deferred Revenue (long-term and current) from $2,253,000 to $2,182,000 reflects the amounts deferred for the leasing transactions in the first quarter, net of amortization. Deferred gains are amortized to revenue over three-year periods.

Overall, the Company's working capital decreased $4,059,000 from December 31, 1995 to March 31, 1996, primarily the result of funding the operations of IWN and the use of cash to purchase treasury shares. The Company may continue to require additional working capital for operating expenses, new services development, marketing of services and purchase of the hardware components used in the reception of its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to sustain the Company.

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

PART II -- OTHER INFORMATION
----------------------------

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


NTN COMMUNICATIONS, INC.



Date:  May 15, 1997                    By:  /s/ GERALD SOKOL, JR.






------------------------------

Gerald Sokol, Jr.
President