Form 10-Q/A
period 1996-06-30
NTN COMMUNICATIONS INC
filed 1997-08-13
CIK 748592

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                                ---------------

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

                        PART I   FINANCIAL INFORMATION
                                 ---------------------

Item 1.  FINANCIAL STATEMENTS.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                June 30, 1996 (Unaudited) and December 31, 1995

                                                                                   June 30,      December 31,
                                                                                     1996           1995
                                                                                  ----------     ------------
                                    ASSETS

Current assets:
  Cash and cash equivalents                                                      $ 1,780,000       6,485,000
  Interest-bearing security deposits                                               1,766,000       1,575,000
  Accounts receivable - trade, net of allowance for returns and doubtful
    accounts                                                                       4,260,000       2,668,000
  Accounts receivable - officers and directors                                             --        100,000
  Accounts receivable - The 3DO Company                                           10,300,000             --
  Accounts receivable - other                                                      3,221,000       1,750,000
  Notes receivable - related parties                                                 680,000       1,030,000
  Inventories, net                                                                 4,692,000       5,618,000
  Prepaid expenses and other current assets                                        2,244,000       2,223,000
  Net assets of discontinued operations                                                   --       4,560,000
                                                                                 -----------     -----------
            Total current assets                                                  28,943,000      26,009,000

Fixed assets, net                                                                  2,215,000       2,023,000
Interest-bearing security deposits                                                 2,363,000       2,200,000
Software development costs, net of accumulated amortization                        3,538,000       3,152,000
Notes receivable, related parties                                                  3,963,000       4,176,000
Deposits and other assets                                                          3,982,000       3,661,000
                                                                                 -----------     -----------

            Total assets                                                         $45,004,000      41,221,000
                                                                                 ===========     ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                       $ 6,136,000       2,862,000
  Short-term borrowings and current portion of long-term debt                      3,727,000       1,371,000
  Deferred revenue                                                                 1,286,000       1,024,000
  Customer deposits                                                                1,225,000       1,284,000
                                                                                 -----------     -----------

            Total current liabilities                                             12,374,000       6,541,000

Deferred revenue                                                                   1,799,000       1,229,000
Long-term debt, exlcuding current portion                                                 --              --
                                                                                 -----------     -----------
            Total liabilities                                                     14,173,000       7,770,000
                                                                                 -----------     -----------
Shareholders' equity:
  10% Cumulative convertible preferred stock, $.005 par value, 10,000,000
    shares authorized; issued and oustanding 162,612 in 1996 and 1995                  1,000           1,000
  Common Stock, $.005 par value, 50,000,000 shares authorized; shares issued
    and outstanding 23,049,856 in 1996 and 22,502,707 in 1995                        115,000         112,000
  Additional paid-in capital                                                      58,600,000      56,747,000
  Accumulated deficit                                                            (25,334,000)    (23,187,000)
                                                                                 -----------     -----------
                                                                                  33,382,000      33,673,000
Less 594,500 shares in 1996 and 50,000 shares in 1995 of treasury stock,
    at cost                                                                       (2,551,000)       (222,000)
                                                                                 -----------     -----------
            Total shareholders' equity                                            30,831,000      33,451,000
                                                                                 -----------     -----------
            Total liabilities and shareholders' equity                           $45,004,000      41,221,000
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

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

           Three Months and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                   THREE               THREE            SIX               SIX
                                                  MONTHS              MONTHS           MONTHS            MONTHS
                                                 JUNE 30,            JUNE 30,         JUNE 30,          JUNE 30,
                                                   1996                1995             1996              1995
                                               -----------          -----------      -----------       -----------

Network services                               $ 5,176,000            3,399,000       10,044,000         6,989,000
Online/Internet services                           449,000              142,000          683,000           239,000
Advertising services                               257,000              241,000          494,000           506,000
Equipment sales, net                             1,021,000              604,000        1,509,000         1,025,000
License fees and royalties and other revenue       266,000              209,000          515,000           233,000
                                               -----------          -----------      -----------       -----------
        Total revenues                           7,169,000            4,595,000       13,245,000         8,992,000
                                               -----------          -----------      -----------       -----------

Operating expenses:
  Operating costs                                1,443,000              909,000        2,799,000         1,647,000
  Selling, general and administrative            4,655,000            1,830,000       10,452,000         4,472,000
  Litigation, legal and professional fees          725,000              133,000        1,048,000         1,317,000
  Equipment and lease expense                    1,138,000              952,000        2,290,000         1,882,000
  Depreciation and amortization                    427,000              375,000          773,000           740,000
                                               -----------          -----------      -----------       -----------
        Total operating expenses                 8,388,000            4,199,000       17,362,000        10,058,000
                                               -----------          -----------      -----------       -----------

Operating income (loss)                         (1,219,000)             396,000       (4,117,000)       (1,066,000)

Other income (expense)
  Interest income                                   45,000               24,000          165,000            88,000
  Interest expense                                 (65,000)             (71,000)        (113,000)          (79,000)
                                               -----------          -----------      -----------       -----------

                                                   (20,000)             (47,000)          52,000             9,000

Earnings (loss) from continuing operations
  before income taxes                           (1,239,000)             349,000       (4,065,000)       (1,057,000)

Provision for income taxes                              --                   --               --                --
                                               -----------          -----------      -----------       -----------
Earnings (loss) from continuing operations      (1,239,000)             349,000       (4,065,000)       (1,057,000)
Gain (loss) from discontinued operations         1,889,000             (224,000)       1,918,000          (715,000)
                                               -----------          -----------      -----------       -----------
        Net earnings (loss)                    $   650,000              125,000       (2,147,000)       (1,772,000)
                                               ===========          ===========      ===========       ===========
Net earnings (loss) per share:
  Continuing operations                        $     (0.05)                0.02            (0.18)            (0.05)
  Discontinued operations                             0.08                (0.01)            0.08             (0.04)
                                               -----------          -----------      -----------       -----------

        Net earnings (loss)                           0.03                 0.01            (0.10)            (0.09)
                                               ===========          ===========      ===========       ===========
Weighted average number of shares
  outstanding                                   23,848,000           20,949,000       22,656,000        19,459,000
                                               -----------          -----------      -----------       -----------


See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

           Three Months and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                              THREE             THREE             SIX               SIX
                                                              MONTHS            MONTHS           MONTHS            MONTHS
                                                             JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30,
                                                              1996              1995             1996              1995
                                                          -------------     -------------    -------------     -------------
Cash flows from (used for) operating activities:
  Net earnings (loss)                                      $   650,000           125,000       (2,147,000)     (1,772,000)
  Adjustments to reconcile net earnings
    (loss) to net cash provided by (used
    in) operating activities:
      Gain on discontinued operations                       (3,200,000)              --        (3,200,000)            --
      Depreciation and amortization                            415,000           279,000          774,000         491,000
      Provision for doubtful accounts                           (9,000)           31,000           88,000          83,000
      Loss from discontinued operations                      1,311,000               --         1,282,000             --
      Accrual for issuance of warrants                       1,020,000               --         1,617,000             --
      Gain on sale and leaseback transactions                 (273,000)         (463,000)        (427,000)       (639,000)
      Loss on sale of marketable securities
        available for sale                                         --                --               --           39,000
      Amortization of deferred gain on sale
        and leaseback transactions                            (257,000)         (450,000)        (467,000)       (456,000)
      Change in discontinued operations                     (3,121,000)              --        (3,102,000)            --
      Change in assets and liabilities:
        Accounts receivable - trade                         (1,382,000)         (228,000)      (1,580,000)       (831,000)
        Inventories, net                                     1,487,000          (249,000)         926,000        (798,000)
        Prepaid expenses and other assets                   (2,502,000)       (1,971,000)      (2,543,000)     (2,257,000)
        Accounts payable and accrued liabilities             4,074,000           774,000        3,284,000       1,234,000
        Deferred revenue                                       154,000           165,000           79,000         343,000
        Customer deposits                                      (11,000)           84,000          (59,000)        155,000
                                                           -----------        ----------       ----------      ----------
           Net cash used for operating
             activities                                     (1,644,000)       (1,903,000)      (5,475,000)     (4,408,000)
                                                           -----------        ----------       ----------      ----------

Cash flows from (used for) investing activities:
  Capital expenditures                                        (238,000)         (313,000)        (528,000)       (566,000)
  Notes receivable - officers and directors                   (501,000)         (175,000)         563,000        (275,000)
  Software development costs                                  (353,000)         (698,000)        (824,000)     (1,109,000)
  Proceeds form sales of marketable securities
    available for sale                                             --            130,000              --          591,000
  Proceeds from sale and leaseback
    transactions                                             3,000,000         1,453,000        3,875,000       2,250,000
  Deposits related to sale and leaseback
    transactions                                              (729,000)          187,000         (354,000)        (63,000)
                                                           -----------        ----------       ----------      ----------
        Net cash provided by (used for)
          investing activities                               1,179,000           584,000        2,732,000         828,000
                                                           -----------        ----------       ----------      ----------

                                                                     (Continued)

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

           Three Months and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)


                                                           Three        Three          Six           Six
                                                           Months       Months        Months        Months
                                                          June 30,     June 30,      June 30,      June 30,
                                                            1996         1995          1996          1995
                                                        -----------    ---------    ----------    ----------

Cash flows from (used for) financing activities:
  Principal payments on debt                                 (9,000)      (2,000)      (15,000)       (7,000)
  Proceeds from issuance of debt                            599,000    1,064,000     2,371,000     1,830,000
  Purchase of equipment related to
    sale and leaseback transactions                      (1,721,000)    (675,000)   (2,228,000)   (1,185,000)
  Proceeds from issuance of common stock,
    less issuance costs paid in cash                        255,000    2,376,000       240,000     2,705,000
  Payments for purchase of treasury stock                       --           --     (2,330,000)          --
                                                        -----------    ---------    ----------    ----------
        Net cash provided by (used for)
          financing activities                             (876,000)   2,763,000    (1,962,000)    3,343,000
                                                        -----------    ---------    ----------    ----------

Net increase (decrease) in cash and
  cash equivalents                                       (1,341,000)   1,444,000    (4,705,000)     (237,000)
Cash and cash equivalents at beginning
  of period                                               3,121,000      724,000     6,485,000     2,405,000
                                                        -----------    ---------    ----------    ----------
Cash and cash equivalents at end of period              $ 1,780,000    2,168,000     1,780,000     2,168,000
                                                        ===========    =========    ==========    ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                            $    33,000       44,000        66,000        66,000
                                                        -----------    ---------    ----------    ----------

    Income taxes                                        $       --           --            --            --
                                                        -----------    ---------    ----------    ----------

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

    The financial statements as of and for the quarter ended June 30, 1996 and for the six months ended June 30, 1996 have been amended to be consistent with the method of accounting for the consolidation of the accounts and activity related to IWN L.P. and stock-based compensation pursuant to SFAS 123 as reported in the Annual Report on Form 10-K for the year ended December 31, 1996.

3.  DISCONTINUED OPERATIONS - SALE OF NEW WORLD COMPUTING.

    On June 30, 1996 the Company entered into a definitive agreement to sell all of the assets and business of its New World Computing (New World) subsidiary to The 3DO Company (3DO) for approximately $13,600,000. In consideration of the sale, 3DO will issue to the Company 1,200,000 shares of common stock of 3DO and will assume approximately $1,600,000 of liabilities of New World. The number of shares to be issued is subject to downward adjustment in certain events. The Company anticipates the eventual number of shares to be received will approximate 1,030,000. 3DO has guaranteed that the cash value realized by the Company upon sale of the shares will not be less than $10 per share.

    The disposal of New World has been accounted for as a discontinued operation. Accordingly, New World is reported as a discontinued operation at June 30, 1996 and the consolidated financial statements for all prior periods have been reclassified to report separately the net assets and operating results of the discontinued business.

                   NTN COMMUNICATIONS,INC. AND SUBSIDIARIES

                                  (Unaudited)


The gain (loss) resulting from the sale of New World and revenues from discontinued operations for each period reported is as follows.

                                                 THREE                 THREE            SIX               SIX
                                                MONTHS                MONTHS           MONTHS            MONTHS
                                                JUNE 30,              JUNE 30,         JUNE 30,          JUNE 30,
                                                  1996                 1995             1996              1995
                                              -------------        -------------    -------------     -------------

Gain on disposal of New World                 $  4,200,000                  --         4,200,000               --
Loss from discontinued
  operations of New World                       (1,311,000)            (224,000)      (1,282,000)         (715,000)
Tax provision for gain on sale                  (1,000,000)                 --        (1,000,000)              --
                                              ------------         ------------     ------------      ------------
        Total                                    1,889,000             (224,000)       1,918,000          (715,000)
                                              ============         ============     ============      ============
        Revenues                              $    841,000              714,000        2,085,000         1,420,000
                                              ============         ============     ============      ============


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

        Earnings per-share amounts are based on 23,848,000 and 20,949,000 common and common equivalent shares for the three months ended June 30, 1996 and 1995, respectively. These amounts include the dilutive effect of common stock equivalents.

        Earnings per-share amounts are based on 22,656,000 and 19,459,000 common shares for the six months ended June 30, 1996 and 1995, respectively. The impact of the common stock equivalents would have had an antidilutive effect for these periods due to the reported loss and accordingly have not been included in the computation.


        Earnings per share for 1996 periods as presented have been adjusted to reflect amended results of operations for the three and six-month periods ended June 30, 1996. Previously reported earnings per share for the three months ended June 30, 1996 was $0.10 compared to the revised amount of $0.03. Previously reported earnings per share for the six months ended June 30, 1996 was $0.11 compared to the revised amount of $(0.10).

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

The financial statements as of and for the quarter ended June 30, 1996 and for the six months ended June 30, 1996 have been amended to be consistent with the method of accounting for the consolidation of the accounts and activity related to IWN L.P. and stock-based compensation pursuant to SFAS 123 as reported in the Annual Report on Form 10-K for the year ended December 31, 1996.

Further, the amended financial statements are presented in the same format as reported in the Annual Report on Form 10-K for the year ended December 31, 1996. This format better represents the business operations of the Company and makes for an easier comparison to current reports.

Material Changes in Results of Operations
-----------------------------------------

Three month periods ended June 30, 1996 and June 30, 1995

The Company recognized net earnings, as amended, of $650,000 for the three months ended June 30, 1996 compared to net earnings of $125,000 for the three months ended June 30, 1995. 1995 results have been restated to reflect the sale of New World in 1996 as a discontinued operation. The 1996 results include a gain on the sale of the Company's New World subsidiary of $1,889,000, net of taxes and operating losses during the disposition period. The increase in 1996 is also attributable to an increase in total revenues, coupled with controlled cost of sales and reduced operating expenses, net of costs associated with subsidiary operations.

For the current quarter, total revenues increased 56% from $4,595,000 to $7,169,000. This increase is the result of growth in many of the Company's principal revenue activities.

Network Services increased 52% from $3,399,000 to $5,176,000. The increase is primarily due to an expansion in the number of subscriber locations contracting for services from the Company. Online/Internet services increase 216% from $142,000 to $449,000. The increase is due to growth in the number of online and internet customers.

Equipment Sales increased 69% from $604,000 to $1,021,000. Equipment sales include both sale and leaseback transactions and direct sales to the Company's customers. The Company entered into a relatively larger sales and leaseback transaction in the current quarter along with a substantial sale to a foreign licensee. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the Company's ability to engage in lease financing, the timing of expansion plans of the Company's foreign licensees and its educational customers. As of June 30, 1996, the Company had sold and leased back subscriber systems in place at a majority of the United States subscriber locations. The Company's ability to make more such sales will be dependent on increases in the number of subscriber locations, as to which there can be assurance.

Operating Costs increased 58% from $909,000 in the prior year's quarter to $1,443,000 in the current year's quarter, which reflects the expansion in the number of subscribers contracting for services. Selling, General and Administrative expenses increased 154% from $1,830,000 to $4,655,000. Included in Selling, General and Administrative expenses are charges for issuances of warrants totaling $1,020,000 recorded in accordance with SFAS 123. Selling, General and Administrative expenses also increased due to general inflation and new sales and marketing efforts. Litigation, legal and professional fees increased from $133,000 to $725,000. In June 1996 the Company entered into a proposed settlement of a class action suit to avoid costly and protracted litigation. As a result of the proposed settlement the Company recorded a reserve of $400,000 which will be paid if the settlement is approved by the Court.

Six month periods ended June 30, 1996 and June 30, 1995

The Company incurred a net loss, as amended, of $2,147,000 for six months ended June 30, 1996 compared to $1,772,000 for the six months ended June 30, 1995. For the current six month period, total revenues increased 47% from $8,992,000 to $13,245,000. This increase is the result of growth in many of the Company's principal revenue activities. 1995 results have been restated to reflect the sale of New World in 1996 as a discontinued operation.

Network Services increased 44% from $6,989,000 to $10,044,000. The increase is primarily due to an expansion in the number of subscriber locations contracting for services from the Company. Online/Internet services increase 186% from $239,000 to $683,000. The increase is due to growth in the number of online an internet customers.

Equipment Sales rose 47% from $1,025,000 to $1,509,000. Equipment sales include both sale and leasebank transactions and direct sales to the Company's customers. The Company entered into relatively larger sale and leaseback transactions in the current six month period along with a substantial sale to a foreign licensee. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the Company's ability to engage in lease financing, the timing of expansion plans of the Company's foreign licensees and its educational customers. As of June 30, 1996, the Company had sold and leased back subscriber systems in place at a majority of the United States subscriber locations. The Company's ability to make more such sales will be dependent on increases in the number of subscriber locations, as to which there can be no assurances.

Operating Costs increased 70% from $1,647,000 in the prior year's six-month period to $2,799,000 in the current year's six-month period, which generally reflects the expansion in the number of subscribers contracting for services. Selling, General and Administrative expenses increased 134% from $4,472,000 to $10,452,000 due to charges for issuance of warrants totaling $1,617,000 recorded pursuant to SFAS 123, operating costs associated with the LearnStar and IWN subsidiaries, general inflation and new sales and marketing efforts. Litigation, legal and professional fees decreased from $1,317,000 to $1,048,000. In
June 1996 the Company entered into a proposed settlement of a class action suit to avoid costly and protracted litigation. As a result of the proposed settlement the Company recorded a reserve of $400,000 which will be paid if the settlement is approved by the Court. In 1995, the Company incurred many legal expenses in connection with ongoing litigation.

Material Changes in Financial Condition
---------------------------------------

The following analysis compares information as of the most recent unaudited balance sheet date of June 30, 1996 to the prior year-end audited balance sheet dated December 31, 1995.

Total assets increased 9% from $41,221,000 to $45,004,000 from December 31, 1995 to June 30, 1996. The increase in assets is primarily the result of the sale of New World Computing. Cash and cash equivalents decreased from $6,485,000 to $1,780,000 at June 30, 1996 due to cash used to repurchase shares of the Company's stock to fund operations.


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


Total liabilities increased 82% from $7,770,000 to $14,173,000 from December 31, 1995 to June 30, 1996. The increase in Accounts Payable and Accrued Liabilities from $2,862,000 to $6,136,000 reflects the overall growth of the Company, the timing of payments, an accrual for liabilities incurred in the sale of New World including a provision for taxes of $1,000,000, and an accrual for a legal settlement of $400,000. Short-term borrowings increased 172% from $1,371,000 to $3,727,000 as a result of borrowings by the IWN L.P. subsidiary to fund its operations. Customer Deposits remained steady from $1,284,000 to $1,225,000 from December 31, 1995 to June 30, 1996 due to steady receipts and application of deposits received from new customers throughout the period. The increase in aggregate Deferred Revenue (long-term and current) from $2,253,000 to $3,085,000 reflects the additional amounts deferred due to sale and leaseback transactions in the second quarter, net of amortization. Deferred gains are amortized to revenue over three-year periods.


Overall, the Company's working capital decreased $2,899,000 from December 31, 1995 to June 30, 1996, primarily the result of liabilities incurred in conjunction with the sale of New World and short-term borrowings incurred by IWN L.P. The Company may continue to require additional working capital for operating expenses, new services development, marketing of services and purchase of the hardware components used in the reception of its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to sustain the Company.

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

PART II OTHER INFORMATION
-------------------------

Item 1. LEGAL PROCEEDINGS.

The description of certain legal proceedings contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 under the caption "Legal Proceedings," is incorporated herein by reference. An update of events subsequent to that Report follows.

NTN Communications, Inc. vs. Interactive Network, United States District Court for the Northern District of California, filed June 11, 1992 and related award of attorneys' fees; and NTN Communications, Inc. vs. Interactive Network, filed in the Superior Court for the County of Santa Clara, California, on April 28, 1993; and Interactive Network vs. NTN Communications, Inc., filed in the Superior Court for the County of Santa Clara, California, on February 28, 1994. With the Court's assistance, the Company and IN have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties.

NTN Communications, Inc., NTN Sports, Inc. and NTN Canada, Inc. vs. David Lockton and Interactive Network, Inc., filed on June 12, 1992, in the Federal Court of Canada, Trial Division. The Company, along with its Canadian licensee, NTN Canada and NTN Canada's subsidiary, NTN Sports, Inc., also filed an action against IN and David B. Lockton (the President of IN), seeking a declaration that the Company's activities, and those of the Company's licensee in Canada, do not infringe the IN/Canada patent. The Company thereafter amended its claims to include an assertion of invalidity of the Canadian patent based upon untrue and material allegations made by IN in the Petition for the Canadian patent. No discovery has been undertaken. The existence of this litigation has not affected the operations of the Company's Canadian licensee in Canada.

Interactive Network vs. NTN Communications, Inc., NTN Sports, Inc. and NTN Canada, filed June 18, 1992, in the Federal Court of Canada, Trial Division, seeking a declaration that the IN/Canada patent is valid and is infringed by the Company's games, broadcast and associated equipment sold in Canada, an injunction against such alleged infringement, and damages (of an unspecified amount) based on certain games sold in Canada. IN has not taken any action in furtherance of this litigation. The existence of this litigation has not affected the operations of the Company's Canadian licensee in Canada.

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

NTN COMMUNICATIONS, INC.



Date: August 7, 1997                      By: /s/ GERALD SOKOL, JR.
                                          -------------------------
                                          Gerald S. Sokol, Jr.
                                          President and Chief Operating Officer