Form 10-Q/A
period 1996-09-30
NTN COMMUNICATIONS INC
filed 1997-08-13
CIK 748592

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 2

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

          The Campus 5966 La Place Court, Carlsbad, California 92008
              (Address of principal executive offices)(Zip Code)

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
                          Consolidated Balance Sheets
             September 30, 1996 (Unaudited) and December 31, 1995


                                                 September 30,      December 31,
                                                     1996               1995
                                                  -----------       -----------
                    ASSETS
                    ------

Current assets:
  Cash and cash equivalents                       $ 1,346,000        6,485,000
  Marketable securities - available for sale       10,223,000            --
  Interest-bearing security deposits                2,056,000        1,575,000
  Accounts receivable - trade, net of allowance
    for doubtful accounts                           4,123,000        2,668,000
  Accounts receivable - officers and directors          --             100,000
  Accounts receivable - other                         265,000        1,750,000
  Notes receivable - related parties                  680,000        1,030,000
  Prepaid expenses and other current assets         2,059,000        2,223,000
  Inventory, net                                        --           5,618,000
  Net assets of discontinued operations                 --           4,560,000
                                                  -----------      -----------

        Total currrent assets                      20,752,000       26,009,000

Broadcast equipment, net                            5,656,000            --
Fixed assets, net                                   2,345,000        2,023,000
Notes receivable - related parties                  4,094,000        4,176,000
Interest-bearing security deposits                    539,000        2,200,000
Software development costs, net                     3,698,000        3,152,000
Other assets                                        3,216,000        3,661,000
                                                  -----------      -----------
        Total assets                              $40,300,000       41,221,000
                                                  ===========      ===========

                                                                     (Continued)

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets, Continued
             September 30, 1996 (Unaudited) and December 31, 1995

                                                                                    September 30,       December 31,
                                                                                        1996                1995
                                                                                    -------------      -------------
                     Liabilities and Shareholders' Equity
                     ------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                                          $   6,922,000          2,862,000
  Short-term borrowings                                                                 4,680,000          1,371,000
  Deferred revenue                                                                      1,011,000          1,024,000
  Customer deposits                                                                     1,237,000          1,284,000
                                                                                    -------------      -------------
          Total current liabilities                                                    13,850,000          6,541,000

Deferred revenue - long term                                                            1,750,000          1,229,000
                                                                                    -------------      -------------
          Total liabilities                                                            15,600,000          7,770,000
                                                                                    -------------      -------------

Shareholders' equity:
  10% Cumulative convertible preferred stock, $.005 par value, 10,000,000
    shares authorized; issued and outstanding 161,112 in 1996 and 1995                      1,000              1,000
  Common stock, $.005 par value, 50,000,000 shares authorized; shares
    issued and outstanding 23,134,953 in 1996 and 22,502,707 in 1995                      116,000            112,000
  Treasury stock, 594,500 shares in 1996 and 50,000 shares in 1995 at cost             (2,551,000)          (222,000)
  Additional paid-in capital                                                           59,469,000         56,747,000
  Accumulated deficit                                                                 (32,335,000)       (23,187,000)
                                                                                    -------------      -------------
          Total shareholders' equity                                                   24,700,000         33,451,000


          Total liabilities and shareholders' equity                                $  40,300,000         41,221,000
                                                                                    =============      =============

See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
        Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                 Three Months     Three Months     Nine Months      Nine Months
                                                September 30,    September 30,    September 30,    September 30,
                                                     1996            1995             1996             1995
                                                 -----------      -----------      -----------      -----------
Network services                                 $ 5,157,000        3,969,000       15,201,000       10,958,000
Online/Internet services                             347,000          165,000        1,030,000          404,000
Advertising revenues                                 375,000          282,000          869,000          788,000
Equipment sales, net                                 262,000          887,000        1,771,000        1,913,000
Other revenue                                        301,000              --           816,000          232,000
                                                 -----------      -----------      -----------      -----------
                  Total revenue                    6,442,000        5,303,000       19,687,000       14,295,000

Operating expenses:
   Operating costs                                 3,998,000        1,348,000        6,797,000        2,995,000
   Selling, general and administrative             6,195,000        2,672,000       16,647,000        7,393,000
   Legal and professional fees                       458,000          100,000        1,506,000        1,417,000
   Equipment lease expense                         1,350,000          963,000        3,640,000        2,845,000
   Depreciation and amortization                     669,000          198,000        1,442,000          689,000
   Other charges                                     721,000              --           721,000              --
                                                 -----------      -----------      -----------      -----------
                  Total operating expenses        13,391,000        5,281,000       30,753,000       15,339,000

Operating income (loss)                           (6,949,000)          22,000      (11,066,000)      (1,044,000)

Investment income, net of investment expense         (52,000)          92,000              --           101,000
                                                 -----------      -----------      -----------      -----------
Earnings (loss) from continuing operations
before income taxes                               (7,001,000)         114,000      (11,066,000)        (943,000)
Provision for income taxes                               --               --               --               --
                                                 -----------      -----------      -----------      -----------
Earnings (loss) from continuing operations        (7,001,000)         114,000      (11,066,000)        (943,000)
Gain from discontinued operations                        --           791,000        1,918,000           76,000
                                                 -----------      -----------      -----------      -----------
                  Net earnings (loss)            $(7,001,000)         905,000       (9,148,000)        (867,000)
                                                 ===========      ===========      ===========      ===========

Net earnings (loss) per share:
   Continuing operations                         $     (0.31)             --             (0.49)            (.04)
   Discontinued operations                               --              0.04             0.09              --
                                                 -----------      -----------      -----------      -----------
   Net earnings (loss)                           $     (0.31)            0.04            (0.40)            (.04)
                                                 ===========      ===========      ===========      ===========

Weighted average number of shares outstanding     22,487,000       21,270,000       22,599,000       19,618,000
                                                 ===========      ===========      ===========      ===========

See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                         Three Months         Three Months         Nine Months        Nine Months
                                                           Sept 30,             Sept. 30,           Sept 30,            Sept 30,
                                                             1996                 1995                1996                1995
                                                         ------------         ------------         -----------        -----------
Cash flows from (used for) operating activities:
   Net earnings (loss)                                   $(7,001,000)             905,000           (9,148,000)          (867,000)
   Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
        Gain on discontinued operations                         --                   --             (3,200,000)              --
        Provision for depreciation,
           obsolescence and amortization                   2,587,000              198,000            3,361,000            689,000
        Provision for doubtful accounts                      167,000               11,000              255,000             94,000
        Loss from discontinued operations                       --                   --              1,282,000               --
        Accrual for issuance of warrants                     293,000                 --              1,910,000               --
        (Gain) loss on sale and leaseback
          transactions                                       427,000             (152,000)                --             (791,000)
        Amortization of deferred gain on sale
          and leaseback transactions                         267,000             (231,000)            (200,000)          (687,000)
        Change in discontinued operations                       --                   --             (3,102,000)              --
        Change in assets and liabilities:
          Accounts receivable - trade                      1,455,000             (159,000)            (125,000)          (990,000)
          Broadcast equipment, net                              --                 32,000                 --             (766,000)
          Prepaid expenses and other assets                1,853,000           (5,129,000)             236,000         (7,386,000)
        Increase (decrease) in:
          Accounts payable and accrued
            liabilities                                    1,171,000              987,000            4,455,000          2,221,000
          Deferred revenue                                   133,000             (116,000)             212,000            227,000
          Customer deposits                                   12,000              200,000              (47,000)           355,000
                                                         -----------          -----------          -----------        -----------
            Net cash provided by (used in)
                 operating activities                      1,364,000           (3,454,000)          (4,111,000)        (7,901,000)
                                                         -----------          -----------          -----------        -----------

Cash flows from (used for) investing activities:
   Capital expenditures                                     (318,000)            (248,000)            (846,000)          (814,000)
   Purchase of broadcast equipment                        (3,068,000)                --             (3,068,000)              --
   Buyout of lease obligations                              (385,000)                --               (385,000)              --
   Notes receivable - related parties                       (131,000)             (25,000)             432,000           (300,000)
   Software development costs                               (414,000)            (471,000)          (1,238,000)        (1,580,000)
   Receipt of marketable securities - available
     for sale                                                 77,000                 --                 77,000               --
   Proceeds from sales of marketable securities
   - available for sale                                         --                370,000                 --            1,000,000
   Proceeds from sale and leaseback transactions
                                                          (1,460,000)           2,250,000            2,415,000          4,500,000
   Deposits related to sale and leaseback
     transactions                                          1,534,000              388,000            1,180,000            325,000
                                                         -----------          -----------          -----------        -----------

            Net cash provided by (used in)
                 investing activities                     (4,165,000)           2,264,000           (1,433,000)         3,131,000
                                                         -----------          -----------          -----------        -----------

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows, Continued
        Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    Three Months     Three Months      Nine Months       Nine Months
                                                      Sept 30,         Sept 30,         Sept 30,          Sept 30,
                                                        1996             1995             1996              1995
                                                     ----------       ----------       ----------        ----------
Cash flows from (used for) financing activities:
   Principal payments on debt                        $   (3,000)          (4,000)         (18,000)          (11,000)
   Proceeds from issuance of debt                       950,000           45,000        3,321,000         1,875,000
   Purchase of equipment related to sale and
      leaseback transactions                            843,000       (1,285,000)      (1,385,000)       (2,470,000)
   Proceeds from issuance of common stock,
      less issuance costs paid in cash                  577,000        4,233,000          817,000         6,938,000
   Payments for purchase of treasury stock                  --               --        (2,330,000)              --
                                                     ----------       ----------       ----------        ----------

                Net cash provided by (used in)
                   financing activities               2,367,000        2,989,000          405,000         6,332,000
                                                     ----------       ----------       ----------        ----------
Net increase (decrease) in cash and cash
   equivalents                                         (434,000)       1,799,000       (5,139,000)        1,562,000

Cash and cash equivalents at beginning of period      1,780,000        2,168,000        6,485,000         2,405,000
                                                     ----------       ----------       ----------        ----------
Cash and cash equivalents at end of period           $1,346,000        3,967,000        1,346,000         3,967,000
                                                     ==========       ==========       ==========        ==========

Supplemental disclosures of cash flow
   information:
       Cash paid during the period for:
          Interest                                   $   52,000           34,000          117,000            72,000
                                                     ==========       ==========       ==========        ==========
          Income taxes                               $      --               --               --                --
                                                     ==========       ==========       ==========        ==========

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


  The financial statements as of and for the quarter ended September 30, 1996 and for the nine months ended September 30, 1996 has been amended to be consistent with the method of accounting for the consolidation of the accounts and activity related to IWN L.P. and stock-based compensation pursuant to SFAS 123 as reported in the Annual Report on Form 10-K for the year ended December 31, 1996.

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

  The gain (loss) resulting from the sale of New World and revenues from discontinued operations for each period reported is as follows.

                                              Three Months       Three Months        Nine Months       Nine Months
                                             Sept. 30, 1996     Sept. 30, 1995     Sept. 30, 1996     Sept. 30, 1996
                                             --------------     --------------     --------------     --------------
Gain on disposal of New World                  $      --                 --           4,200,000                --
Income (loss) from discontinued operations
of New World                                          --             791,000         (1,282,000)            76,000
Tax provision for gain on sale                        --                 --          (1,000,000)               --
                                               ----------         ----------         ----------         ----------
   Total                                       $      --             791,000          1,918,000             76,000
                                               ==========         ==========         ==========         ==========
   Revenues                                    $      --           1,866,000          2,085,000          3,286,000
                                               ==========         ==========         ==========         ==========


     4.   Significant Charges.
          -------------------

     In the current period, the Company recorded significant other charges totaling $5,042,000. These charges are based on management's analysis and review of assets, obligations, current operations and future strategic plans of the Company. The charges are summarized as follows:

Write-down of assets related to selected business activities  (Other charges)         $  721,000
Allowance for obsolete inventory and equipment                                         2,478,000
Accrual for severance pay and other                                                    1,843,000
                                                                                      ----------
Total                                                                                 $5,042,000
                                                                                      ==========

     The write-down of assets is comprised of certain costs associated with prospective franchising activities that the Company has determined will not be pursued and a charge for a license related to its LearnStar subsidiary.

     The allowance for obsolete inventory and equipment is a result of an evaluation of the Company's current inventory of equipment related to current and future anticipated operations that resulted in a determination that certain equipment had become obsolete and would not be used in the future.

     The accrual of severance pay and other charges is related to liabilities recorded as a result of planned lay-offs of personnel and a change in estimate related to advertising costs capitalized under the guidelines of SOP 93-7. Most individuals will receive severance payments immediately, however individuals receiving large severance payments will be paid over an extended period of time in excess of one year.


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

     Earnings per share amounts are based on 22,599,000, 19,618,000 and 22,487,000 common shares for the nine months ended September 30, 1996 and 1995 and three months ended September 30, 1996, respectively. The impact of the common stock equivalents would have had an antidilutive effect for these periods and accordingly have not been included in the computation. Earnings per share amounts for the three months ended September 30, 1995 is based on 21,270,000 common shares.

     Earnings per share for 1996 periods as presented have been adjusted to reflect amended results of operations for the three and nine-month periods ended September 30, 1996. Previously reported earnings per share for the three months ended September 30, 1996 was $(0.30) compared to the revised amount of $(0.31). Previously reported earnings per share for the nine months ended September 30, 1996 was $(0.18) compared to the revised amount of $(0.40).

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

     On October 25, 1996, the Company reported that it was recently advised by the United States Federal Communications Commission (FCC) that its Playmaker(R) keypad had not received formal approval. Upon notification, the Company commenced testing its equipment and submitted its application to the FCC. There was no interruption of the Company's services to existing Network Services customers, nor have any of the Company's Online/Internet Services been affected. The Company believes that its application was complete and has not been advised of any problem with its application, nor of any reason as to why its application should not be granted. Upon receipt of FCC approval, the Company will be in a position to immediately begin shipments to new locations.

     There has been no impact on revenues in the third quarter as a result of this situation. The Company believes there will be some impact on revenues in the fourth quarter, however, the extent of the impact cannot be estimated at this time.

     The financial statement as of and for the quarter ended September 30, 1996 and for the nine months ended September 30, 1996 has been amended to be consistent with the method of accounting for the consolidation of the accounts and activity related to IWN L.P. and stock-based compensation pursuant to SFAS as reported in the Annual Report on Form 10-K for the year ended December 31, 1996.


Material Changes in Results of Operations
-----------------------------------------

Three month periods ended September 30, 1996 and September 30, 1995

     In 1996 the Company recorded significant charges totaling $5,042,000. These charges are based on management's analysis and review of assets, obligations, current operations and future strategic plans of the Company.

     The charges are summarized as follows:

         Write-down of assets related to selected business activities     $  721,000
         Allowance for obsolete inventory and equipment                    2,478,000
         Accrual for severance pay and other                               1,843,000
                                                                          ----------
         Total                                                            $5,042,000
                                                                          ==========


     The write-down of assets is comprised of certain costs associated with prospective franchising activities that the Company has determined will not be pursued and a charge for a license related to its LearnStar subsidiary. None of these charges are due to contractions in the core businesses of the Company, and will not effect future liquidity or results of operations.

   The allowance for obsolete inventory and equipment is a result of an evaluation of the Company's current inventory of equipment related to current and future anticipated operations that resulted in a determination that certain equipment had become obsolete and would not be used in the future. This charge was not due to a contraction in the Company's core businesses and will not effect future liquidity or results of operations.

   The accrual of severance pay and other charges is related to liabilities recorded as a result of planned lay-offs of personnel and a change in estimate related to advertising costs capitalized under the guidelines of SOP 93-7. Most individuals will receive severance payments immediately, however individuals receiving large severance payments will be paid over an extended period of time in excess of one year. The planned lay-offs is not due to a contraction in the Company's core businesses but rather to cost-cutting measures being implemented to improve profitability. Severance payments, depending on the extent and timing, could effect future liquidity, but are expected to be funded from on-going operations.


   The Company incurred a net loss, as amended, of $7,001,000 for the three months ended September 30, 1996 compared to a net profit of $905,000 for the three months ended September 30, 1995. 1995 Results have been adjusted to reflect the sale of New World in 1996 as a discontinued operation. The 1996 results include significant other charges totaling $5,042,000 and the operations of IWN L.P.

  For the current quarter, total revenues increased 21% from $5,303,000 to $6,442,000. This increase is the result of growth in most of the Company's principal revenue activities.

  Network Services increased 30% from $3,969,000 to $5,157,000. The increase is primarily due to an expansion in the number of subscriber locations contracting for services. Online/Internet Services increased 110% from $165,000 to $347,000 due to an increasing number of on-line customers and increasing participation by the ultimate consumers. In addition, the Company has increased the number of programs available on various distribution platforms. Advertising revenues related to both Network and Online/Internet Services increased 33% from $282,000 to $375,000 due to increased number of Network advertisers and the first advertising contract for Online/Internet Services.

   Equipment Sales, net of cost of sales decreased 70% from $887,000 to $262,000. Equipment sales are predominantly due to sales to foreign licensees which are subject to outside influences and can occur unevenly throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees and its educational customers.

   In the third quarter of 1996 the Company ceased selling equipment (used in Network locations) under sale and leaseback arrangements. In addition, the Company entered into several transactions to buy out of existing sale and leaseback obligations. In 1992, the Company began entering into sale-leaseback arrangements as a method of financing the acquisition of equipment installed at Network locations. At the time, the Company had few customers and a limited track record of providing its interactive programming to customers. Further, the Company's ability to raise capital through other mean was limited. Accordingly, this financing method, although inherently expensive, was an available source of capital at the time such arrangements were established. In the past few years, the Company has gained additional experience in providing interactive programs and the customer base has continued to grow at a rapid rate. With this growth and improved operations, management believes that sale-leaseback arrangements are not the best financing method currently available to the Company. Accordingly, the Company has discontinued selling and leasing back the equipment installed at its Network locations under historic terms and has begun a program to repurchase the equipment that was the subject of many previous sale-leaseback arrangements. Although the program requires the immediate use of cash, it is expected to result in improved future cash flow due to the elimination of many lease payments.

  Operating Costs related to Network and Online/Internet services rose from $1,348,000 in prior years quarter to $3,998,000 in the current years quarter, an increase of 197%. The increase is largely attributable to a charge of $2,478,000 for a write-down of obsolete equipment and to the expansion in the number of subscribers and online services contracting for services. Exclusive of the charge for obsolete equipment, operating costs increased 13% compared to a combined increase in Network and Online/Internet services revenue of 33%. Selling, General and Administrative expenses increased 131% from $2,672,000 to $6,195,000. Included in Selling, General and Administrative expenses are several significant charges including an accrual of severance benefits, an increase in the allowance for bad debt, and a change in estimate for deferred advertising costs aggregating $1,707,000. Further, the quarter ended in 1996 includes $293,000 in charges recorded pursuant to SFAS 123 for the issuance of warrants to third parties. Exclusive of these specific charges, Selling, General and Administrative expenses increased 57% over the previous years quarter largely due to general growth and enhanced sales and marketing efforts. Legal and Professional expenses increased 358% due to fees associated with litigation and other legal and accounting services incurred. Other charges include a write-down of assets of $721,000 for costs associated with prospective franchising activities that the Company has determined will not be pursued and a charge for a license related to its LearnStar subsidiary due to the rescission of the sale of interests of LearnStar.

Nine month periods ended September 30, 1996 and September 30, 1995

     In 1996 the Company recorded significant charges totaling $5,042,000. These charges are based on management's analysis and review of assets, obligations, current operations and future strategic plans of the Company.

     The charges are summarized as follows:

         Write-down of assets related to selected business activities      $  721,000
         Allowance for obsolete inventory and equipment                     2,478,000
         Accrual for severance pay and other                                1,843,000
                                                                           ----------
         Total                                                             $5,042,000
                                                                           ==========


     The write-down of assets is comprised of certain costs associated with prospective franchising activities that the Company has determined will not be pursued and a charge for a license related to its LearnStar subsidiary. None of these charges are due to contractions in the core businesses of the Company, and will not effect future liquidity or results of operations.

     The allowance for obsolete inventory and equipment is a result of an evaluation of the Company's current inventory of equipment related to current and future anticipated operations that resulted in a determination that certain equipment had become obsolete and would not be used in the future. This charge was not due to a contraction in the Company's core businesses and will not effect future liquidity or results of operations.

     The accrual of severance pay and other charges is related to liabilities recorded as a result of planned lay-offs of personnel and a change in estimate related to advertising costs capitalized under the guidelines of SOP 93-7. Most individuals will receive severance payments immediately, however individuals receiving large severance payments will be paid over an extended period of time in excess of one year. The planned lay-offs is not due to a contraction in the Company's core businesses but rather to cost-cutting measures being implemented to improve profitability. Severance payments, depending on the extent and timing, could effect future liquidity, but are expected to be funded from on-going operations.

     The Company incurred a net loss, as amended, of $9,148,000 for the nine months ended September 30, 1996 compared to a net loss of $867,000 for the nine months ended September 30, 1995. 1995 results have been adjusted to reflect the sale of New World in 1996 as a discontinued operation. The 1996 results include significant other non-recurring charges totaling $5,042,000 and losses attributable to IWN L.P.
                                      13
operations of $3,047,000, and charges pursuant to SFAS 123 of $1,910,000. The 1996 results also include a gain on the sale of the Company's New World subsidiary of $1,918,000, net of taxes and operating losses during the disposition period.


         For the current period, total revenues increased 38% from $14,295,000 to $19,687,000. This increase is the result of growth in most of the Company's principal revenue activities.


         Network Services increased 39% from $10,958,000 to $15,201,000. The increase is primarily due to an expansion in the number of subscriber locations contracting for services. Online/Internet Services increased 155% from $404,000 to $1,030,000 due to an increasing number of on-line customers and increasing participation by the ultimate consumers. In addition, the Company has increased the number of programs available on a distribution platforms. Advertising revenues related to both Network and Online/Internet Services increased 10% from $788,000 to $869,000 due to increased number of Network advertisers and the first advertising contract for Online/Internet Services.

         Equipment Sales, net of cost of sales decreased 7% from $1,913,000 to $1,771,000. Equipment sales are predominantly due to sales to foreign licensees which are subject to outside influences and can occur unevenly throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees and its educational customers.

         In the third quarter of 1996 the Company ceased selling equipment (used in Network locations) under sale and leaseback arrangements. In addition, the Company entered into several transactions to buy out of existing sale and leaseback obligations. In 1992, the Company began entering into sale-leaseback arrangements as a method of financing the acquisition of equipment installed at Network locations. At the time, the Company had few customers and a limited track record of providing its interactive programming to customers. Further, the Company's ability to raise capital through other means was limited. Accordingly, this financing method although inherently expensive, was the best available source of capital at the time such arrangements were established. In the past few years, the Company has gained additional experience in providing interactive programs and the customer base has continued to grow at a rapid rate. With this growth and improved operations, management believes that sale-leaseback arrangements are not the best financing method currently available to the Company. Accordingly, the Company has discontinued selling and leasing back the equipment that was the subject of many previous sale-leaseback arrangements. Although the program requires the immediate use of cash, it is expected to result in improved future cash flow due to the elimination of many lease payments.


         Operating Costs related to Network and Online/Internet services rose from $2,995,000 in the prior years period to $6,797,000 in the current years
period, an increase of 127%.   The increase is largely attributable to a charge
of $2,478,000 for a write-down of obsolete equipment and to the expansion in the number of subscribers and online services contracting for services. Exclusive of the charge for obsolete equipment, operating costs increased 44% compared to a combined increase in Network and Online/Internet services revenue of 43%. Selling, General and Administrative expenses increased 125% from $7,393,000 to $16,647,000. Included in Selling, General and Administrative expenses are several significant charges including an accrual of severance benefits, an increase in the allowance for bad debt, and a change in estimate for deferred advertising costs aggregating $1,707,000. Further, the nine months ended in 1996 includes $1,910,000 in charges recorded pursuant to SFAS 123 for the issuance of warrants to third parties, and costs associated with the start-up operations of IWN L.P. of $2,301,000. Exclusive of these specific charges, Selling, General and Administrative expenses increased 45% over the previous years quarter largely due to general growth and enhanced sales and marketing efforts. Legal and Professional expenses increased 6% due to the timing of services associated with litigation and other legal and accounting services. Other charges include a write-down of assets of $721,000 for costs associated with prospective franchising activities that the Company has determined will not be pursued and a charge for a license related to its LearnStar subsidiary due to the rescission of the sale of interests of LearnStar.

Material Changes in Financial Condition
---------------------------------------

     The following analysis compares information as of the most recent unaudited balance sheet date of September 30, 1996 to the prior year-end audited balance sheet dated December 31, 1995.


     In 1996, the Company recorded significant charges totaling $5,042,000. These charges are based on a review of assets, obligations, current operations and future strategic plans of the Company. The majority of these charges were non-cash related charges which will have no impact on future cash flow. None of these non-cash charges are due to contractions in the core businesses of the Company, and will not effect future liquidity or results of operations. The most significant charge that will involve future cash flow is the accrual for severance pay which will be paid over an extended period of time in excess of one year for those individuals receiving large severance packages. The planned lay-offs are not due to a contraction in the Company's core businesses but rather to cost-cutting measures being implemented to improve profitability. Severance payments, depending on the extent and timing, could effect future liquidity, but are expected to be funded from on-going operations.

     Total assets decreased 2% from $41,221,000 to $40,300,000 from December 31, 1995 to September 30, 1996. The decrease in assets is primarily due to the significant other charges recorded in the third quarter. Cash decreased from $6,485,000 to $1,346,000 at September 30, 1996 due to cash used to repurchase shares of the Company's stock and to fund operations. Marketable Securities-Available for Sale result from the sale of New World and represent 1,017,953 shares of the 3DO Company. Following the end of the third quarter the Company commenced selling the 3DO shares. The 3DO Company has guaranteed that the cash value realized by the Company upon sale of the shares will not be less than $10.04 per share, notwithstanding the market price of such shares. Interest-bearing security deposits decreased by $1,180,000 due to buyout of certain sale and leaseback agreements.

     The 55% increase in Accounts Receivable - Trade from $2,668,000 to $4,123,000 at September 30, 1996, reflects the overall growth of the Company's primary operations and a large contract with Bell Canada for the development of certain products. Accounts Receivable - Other decreased from $1,750,000 to $265,000, the result of payments received and the buyout of certain lease obligations.

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

     Total liabilities increased 61% from $7,770,000 to $15,600,000 from December 31, 1995 to September 30, 1996. The increase in Accounts Payable and Accrued Liabilities from $2,862,000 to $6,922,000 reflects the overall growth of the Company, an accrual for liabilities incurred in the sale of New World including a provision for taxes of $1,000,000, and certain significant charges totaling $1,843,000 noted earlier. The increase in aggregate Deferred Revenue (long-term and current) from $2,253,000 to $2,761,000 reflects a $500,000 deferral related to the Bell Canada agreement, net of reductions due to amortization and buy out of lease obligations. Revenue related to the Bell Canada agreement will be recognized as product is delivered beginning in late 1996 or in 1997.

     Overall, the Company's working capital decreased $12,566,000 from December 31, 1995 to September 30, 1996, primarily the net result of the New World sale transaction, the significant charges recorded in the third quarter and the reclassification of Broadcast equipment to non-current assets. Revenues from the principal business activities, Network and Education grew 30% and 100%, respectively, in the nine months ended September 30, 1996 compared to the prior year nine month period. Both segments reported losses in 1996. The Software Development and Distribution segments (New World) was sold in June 1996 and no longer represents a business segment. Each business segment, as well as the Company in general may continue to require additional working capital for operating expenses, new services development, marketing of services and purchase of the hardware components used in the reception of its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to sustain the Company.

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

PART II. OTHER INFORMATION
         -----------------

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

     On July 3, 1995, a single shareholder files a separate lawsuit in the United States District Court for the Northern District of Texas containing allegations essentially identical to those raised in the shareholder lawsuit in April, 1995. Upon the Company's motion, the case has been transferred from Texas to California. The discovery and other proceedings of this case are being coordinated with the lawsuit referred to in the immediately preceding paragraph. The Company denies the allegations in the complaint and has filed its own counterclaim against third parties for indemnification.

     There can be no assurance that any or all of the foregoing claims will be decided in favor of the Company, which is not insured against the claims made. During the pendency of such claims, the Company will continue to incur the costs of defense of same. If the shareholder litigation is decided in a manner adverse to the Company, it may have a material effect on the Company's financial condition and result of operations. Management believes, however, based in part on the advice of outside counsel, the likelihood of such an outcome is remote.

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

                                        VOTES         VOTES
                                        "FOR"         "AGAINST"*      ABSTENTIONS**

Elections of Directors
  Patrick J. Downs                      19,444,272    1,105,186           --
  Donald C. Klosterman                  19,451,772    1,097,686           --

Approval of the amendment to the 1995
Stock Option Plan                        6,753,332    3,013,535       146,961

* As to election of directors, represents shares where authority to vote for the specified nominee was withheld.

** Abstentions include "broker non-votes", which are abstentions by nominee holders on behalf of beneficial owners who have given no instruction to the nominee holder. When no such instructions are received, such nominee holders have no authority to vote even though present or represented at the meeting.

     Item 6.   EXHIBITS AND REPORTS ON REPORT 8-K

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

               Form 8-K filed October 31, 1996 reporting the FCC Playmaker(R) approval application.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

                                      NTN COMMUNICATIONS, INC.




Date:  August 7, 1997                 By: /s/GERALD SOKOL, JR.
                                         ---------------------
                                      Gerald Sokol, Jr.,
                                      President and Chief Operating Officer