Form 10-Q
period 1997-06-30
NTN COMMUNICATIONS INC
filed 1997-08-14
CIK 748592

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q



       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


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

               YES [X]       NO [_]


       Number of shares outstanding of each of the registrant's classes of common stock, as of August 6, 1997: 23,599,000 shares of common stock, $.005 par value.

                         PART I--FINANCIAL INFORMATION
                         -----------------------------

  Item 1.   FINANCIAL STATEMENTS.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                June 30, 1997 (Unaudited) and December 31, 1996


                                                                            June 30,       December 31,
                            Assets                                            1997             1996
                            ------                                       ---------------  ---------------
Current assets:
  Cash and cash equivalents                                                $  3,045,000       6,579,000
  Accounts receivable - trade, net of allowance for
   doubtful accounts                                                          2,767,000       2,031,000
  Accounts receivable - officers and directors                                    ---           199,000
  Prepaid expenses and other current assets                                   1,024,000       1,846,000
                                                                           ------------    ------------

               Total current assets                                           6,836,000      10,655,000

Broadcast equipment and fixed assets, net                                     9,445,000      10,103,000
Software development costs, net                                               4,178,000       4,400,000
Retirement plan assets                                                            ---         2,527,000
Other assets                                                                    687,000         819,000
                                                                           ------------    ------------

               Total assets                                                $ 21,146,000      28,504,000
                                                                           ============    ============




               Liabilities and Shareholders' Equity
               ------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities                                 $  5,884,000       6,182,000
  Short-term borrowings                                                       3,960,000       5,060,000
  Deferred revenue                                                              486,000         254,000
  Customer deposits                                                           1,079,000       1,279,000
                                                                           ------------    ------------

               Total current liabilities                                     11,409,000      12,775,000

Deferred revenue - long term                                                    675,000       1,000,000
Accrual for settlement warrants                                               1,403,000       1,291,000
Other long-term liabilities                                                   2,726,000       3,216,000
                                                                           ------------    ------------

               Total liabilities                                             16,213,000      18,282,000
                                                                           ------------    ------------

Shareholders' equity:
  10% Cumulative convertible preferred stock, $.005 par value,
    10,000,000 shares authorized; issued and outstanding 161,000
    in 1997 and 1996                                                              1,000           1,000
  Common stock, $.005 par value, 50,000,000 shares authorized;
    shares issued and outstanding 23,599,000 in 1997 and
    23,177,000 in 1996                                                          117,000         116,000
  Treasury stock, 782,000 shares in 1997 and 1996 at cost                    (3,339,000)     (3,339,000)
  Additional paid-in capital                                                 62,868,000      59,583,000
  Accumulated deficit                                                       (54,714,000)    (46,139,000)
                                                                           ------------    ------------

               Total shareholders' equity                                     4,933,000      10,222,000

               Total liabilities and shareholders' equity                  $ 21,146,000      28,504,000
                                                                           ============    ============

See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
               Three and Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                   Three Months    Three Months    Six Months    Six Months
                                                     June 30,        June 30,       June 30,      June 30,
                                                       1997            1996           1997          1996
                                                   ------------    ------------    ----------    ----------

Network services                                   $  5,087,000       5,176,000    10,056,000    10,044,000
Online/Internet services                                627,000         449,000     1,475,000       683,000
Advertising revenues                                    189,000         257,000       434,000       494,000
Equipment sales, net                                     40,000       1,021,000       227,000     1,509,000
License and royalty fees and other revenue              318,000         266,000       609,000       515,000
                                                   ------------    ------------    ----------    ----------
          Total revenues                              6,261,000       7,169,000    12,801,000    13,245,000

Operating expenses:
  Operating costs                                     1,819,000       1,443,000     4,028,000     2,799,000
  Selling, general and administrative                 4,446,000       4,655,000    13,144,000    10,452,000
  Litigation, legal and professional fees               714,000         725,000     1,058,000     1,048,000
  Equipment lease expense                               232,000       1,138,000       466,000     2,290,000
  Depreciation and amortization                       1,171,000         427,000     2,424,000       773,000
                                                   ------------    ------------    ----------    ----------

          Total operating expenses                    8,382,000       8,388,000    21,120,000    17,362,000

Operating loss                                       (2,121,000)     (1,219,000)   (8,319,000)   (4,117,000)

Other income (expense)
 Interest income                                         84,000          45,000       146,000       165,000
 Interest expense                                      (191,000)        (65,000)     (402,000)     (113,000)
                                                   ------------    ------------    ----------    ----------

                                                       (107,000)        (20,000)     (256,000)       52,000

Loss from continuing operations before
 income taxes                                        (2,228,000)     (1,239,000)   (8,575,000)   (4,065,000)

Provision for income taxes                                   --              --            --            --
                                                   ------------    ------------    ----------    ----------

Loss from continuing operations                      (2,228,000)     (1,239,000)   (8,575,000)   (4,065,000)

Gain from discontinued operations, net                       --       1,889,000            --     1,918,000
                                                   ------------    ------------    ----------    ----------

          Net earnings (loss)                      $ (2,228,000)        650,000    (8,575,000)   (2,147,000)
                                                   ============    ============    ==========    ==========

Net earnings (loss) per share:
  Continuing operations                            $      (0.10)          (0.05)        (0.37)        (0.18)
  Discontinued operations                                    --            0.08            --          0.08
                                                   ------------    ------------    ----------    ----------
  Net earnings (loss)                              $      (0.10)           0.03         (0.37)        (0.10)
                                                   ============    ============    ==========    ==========

Weighted average number of shares outstanding        22,345,000      23,848,000    23,303,000    22,656,000
                                                   ============    ============    ==========    ==========

See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
               Three and Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                           Three          Three          Six           Six
                                                           Months         Months        Months        Months
                                                          June 30,       June 30,      June 30,      June 30,
                                                            1997           1996          1997          1996
                                                        ------------   ------------  ------------  ------------
Cash flows from (used for) operating activities:
  Net income (loss)                                     $(2,228,000)       650,000    (8,575,000)   (2,147,000)
  Adjustments:
   Gain on discontinued operations                            ---       (3,235,000)        ---      (3,235,000)
   Depreciation and amortization                          1,171,000        415,000     2,424,000       774,000
   Provision for doubtful accounts                          250,000         (9,000)      475,000        88,000
   Loss from discontinued operations                          ---        1,346,000         ---       1,346,000
   Accrual for issuance of warrants                         630,000      1,020,000     2,513,000     1,617,000
   Accrual for settlement warrants                           56,000          ---         112,000         ---
   (Gain) loss on sale and leaseback
    transactions                                              ---         (273,000)        ---        (427,000)
   Amortization of deferred gain on sale and
    leaseback transactions                                   74,000       (257,000)      136,000      (467,000)
   Change in discontinued operations                          ---       (3,121,000)        ---      (3,121,000)
   Changes in assets and liabilities:
    Accounts receivable - trade                            (734,000)    (1,382,000)   (1,012,000)   (1,580,000)
    Inventory                                                 ---        1,487,000         ---         926,000
    Prepaid expenses and other assets                     2,740,000     (2,502,000)    3,331,000    (2,543,000)
    Accounts payable and accrued liabilities             (1,053,000)     4,074,000      (788,000)    3,284,000
    Deferred revenue                                       (122,000)       154,000      (229,000)       79,000
    Customer deposits                                       (82,000)       (11,000)     (200,000)      (59,000)
                                                        -----------    -----------   -----------   -----------

          Net cash provided by (used in)
               operating activities                         702,000     (1,644,000)   (1,813,000)   (5,465,000)
                                                        -----------    -----------   -----------   -----------

Cash flows from (used for) investing activities:
   Capital expenditures                                    (151,000)      (238,000)     (809,000)     (528,000)
   Notes receivable - related parties                         ---         (501,000)        ---         563,000
   Software development costs                              (276,000)      (353,000)     (585,000)     (824,000)
   Proceeds from sale and leaseback transactions              ---        3,000,000         ---       3,875,000
   Deposits related to sale and leaseback
     transactions                                             ---         (729,000)        ---        (354,000)
                                                        -----------    -----------   -----------   -----------

         Net cash provided by (used in)
              investing activities                         (427,000)     1,179,000    (1,394,000)    2,732,000
                                                        -----------    -----------   -----------   -----------

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
               Three and Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                          Three Months    Three Months    Six Months    Six Months
                                                             June 30,        June 30,       June 30,      June 30,
                                                               1997            1996           1997          1996
                                                          ------------    ------------   -----------   -----------
Cash flows from (used for) financing activities:
  Principal payments on debt                               $(5,570,000)         (9,000)   (5,570,000)      (15,000)
  Proceeds from issuance of debt                             4,315,000         599,000     4,470,000     2,371,000
  Purchase of equipment related to sale and
    leaseback transactions                                          --      (1,721,000)           --    (2,228,000)
  Proceeds from issuance of common stock,
    less issuance costs paid in cash                           559,000         255,000       773,000       240,000
  Payments for purchase of treasury stock                           --              --            --    (2,330,000)
                                                           -----------     -----------   -----------   -----------

          Net cash provided by (used in)
            financing activities                              (696,000)       (876,000)     (327,000)   (1,962,000)
                                                           -----------     -----------   -----------   -----------

Net decrease in cash and cash equivalents                     (421,000)     (1,341,000)   (3,534,000)   (4,695,000)

Cash and cash equivalents at beginning of period             3,466,000       3,121,000     6,579,000     6,475,000
                                                           -----------     -----------   -----------   -----------

Cash and cash equivalents at end of period                 $ 3,045,000       1,780,000     3,045,000     1,780,000
                                                           ===========     ===========   ===========   ===========

Supplemental disclosures of cash flow
  information:
     Cash paid during the period for:
       Interest                                            $        --          33,000            --        66,000
                                                           ===========     ===========   ===========   ===========

       Income taxes                                        $        --              --            --            --
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


       2.  Unaudited Information.
           ---------------------

       The June 30, 1997 and 1996 information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments that are, in the opinion of management, necessary to reflect properly the results of the interim periods presented. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

       Certain items in the prior year consolidated financial statements have been reclassified to conform to the format used for the current periods presented. The 1996 financial statements presented herein agree to the amended financial statements as presented in the 10Q/A for the period ended
June 30, 1996.


       3.  Management Reorganization.
           -------------------------

       In March, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President.
In connection with the reorganization ("Reorganization"), other personnel changes include the resignation of Mr. Ronald Hogan, as Senior Vice President, and the terminations of Mr. Gerald McLaughlin, formerly Executive Vice President, and Mr. Michael Downs, formerly President and CEO of LearnStar. The Company has entered into separate Resignation and General Release Agreements ("Agreements") with each of the former officers for the purpose of settling their prior employment agreements and other contracts and arrangements with the Company. In compliance with the Agreements, NTN will continue to pay the former executives their annual salaries and other benefits for the remaining terms of their employment agreements with NTN, which expire on or before December 31, 1999. Charges for severance and other costs associated with the Reorganization recorded in 1996 were $5,092,000. A charge for severance and other costs associated with the Reorganization was $5,252,000 in 1997, including accreted interest expense. The Company has recorded the charges in 1996 and 1997 in accordance with Emerging Issues Task Force Issues No. 94 - 3.


       4.  Loan from GTECH Corp.
           --------------------

       In June 1997, the Company announced that it had signed a letter of intent setting forth an agreement in principle to enter into a merger agreement with GTECH Corp. On August 6, 1997 the Company and GTECH mutually agreed to terminate the previously announced letter of intent. However, in connection with the letter of intent, GTECH agreed to lend $3.7 million to the Company to cover its obligation to repay Symphony for its interest in IWN. The loan, which bears interest at 13%, is due and payable on December 15, 1997.


       5.  Discontinued Operations - Sale of New World Computing.
           -----------------------------------------------------

       On June 30, 1996 the Company sold all of the assets and business of its New World Computing subsidiary to The 3DO Company. The disposal of the New World has been accounted for as a discontinued operation. Accordingly, the consolidated financial statements for the quarter ended June 30, 1996 report separately the operating results of the discontinued business.

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

       For those periods with a net loss, the impact of the common stock valents would have had an antidilutive effect for these periods and accordingly have not been included in the computation.

       Earnings per share for 1996 as presented has been adjusted to reflect the amended results of operations for the periods ended June 30, 1996. Previously reported earnings per share for the three months ended June 30, 1996 was $0.10 compared to the revised amount of $0.03. Previously reported earnings per share for the six months ended June 30, 1996 was $0.11 compared to the revised amount of $(0.10).

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

       On October 25, 1996, the Company reported that it was advised on September 9, 1996 by the United States Federal Communications Commission that its Playmaker(R) had not received FCC approval. The Company immediately suspended shipment of the Playmakers(R) to new NTN Network Locations pending approval by the FCC. Upon notification, the Company commenced testing its equipment and submitted its application to the FCC. There was no interruption of the Company's services to existing NTN Network customers, nor were any of the Company's Online/Internet Services ever affected. The Company received approval on January 15, 1997 and immediately began shipments to new Locations, including approximately 290 new customers which were previously awaiting installation. The installation of the Locations was completed in January and February 1997. The Company will also implement a corrective action program to be approved by the FCC.

       The Playmakers(R) are handheld radio frequency devices that contain rechargeable batteries. Recently manufactured Playmakers(R) have experienced problems related to noise sensitivity and recharging performance. The Company has modified the circuit board to address the problems, and is in the process of upgrading the approximately 14,000 affected Playmakers(R). The Company believes the modifications will be completed by August 1997. These problems have negatively affected the number of new Network Services customers signed up by the Company and have caused an increase in the number of "disconnects" - customers terminating service and an increase in accounts receivable from dissatisfied customers.

       New locations signed up by the Company during the suspension of Playmakers(R) shipments were granted up to one day of credit by the Company against future billings for each day the sites could not utilize the NTN system. The Company estimates that the temporary suspension of Playmaker(R) shipments and the credits extended by the Company to backlogged locations has resulted in reduced cash flow of approximately $350,000 during the first half of 1997 from all affected locations.

       In addition, the Company has discovered that the "basestation" - a device used in conjunction with Playmakers(R) - has not been performing satisfactorily. The Company recently decided to recall all poorly performing basestations and replace all such equipment with a recently upgraded and improved model in customer locations, which process will commence in the second quarter. The Company recorded a charge of $650,000 in the quarter ended March 31, 1997 for the replacement and repair of defective equipment.

       The financial statement as of and for the quarter ended June 30, 1996 and for the six months ended June 30, 1996 has been amended to be consistent with the method of accounting for the consolidation of the accounts and activity related to IWN L.P. and stock-based compensation pursuant to SFAS 123 as reported in the Annual Report on Form 10-K for the year ended December 31, 1996.


Material Changes in Results of Operations
-----------------------------------------

Three-month periods ended June 30, 1997 and June 30, 1996

       The Company incurred a net loss of $2,228,000 for the three months ended June 30, 1997 compared to a net profit of $650,000 for the three months ended June 30, 1996. The 1996 results include a net gain from discontinued operations related to the sale of New World of $1,889,000.

       For the current quarter, total revenues decreased 13% from $7,169,000 to $6,261,000, primarily as a result of a large decrease in equipment sales. In conjunction with the Company's decision to no longer enter into sale and leaseback financing arrangements, equipment sales is a minor activity in 1997. Total revenue, excluding Net Equipment Sales, increased 1% in the second quarter of 1997 compared to the same quarter of 1996.

       Network Services decreased 2% from $5,176,000 to $5,087,000. The decrease is primarily due to a lower pricing strategy, offset by a growth in the number of subscriber locations contracting for services. Online/Internet Services increased 40% from $449,000 to $627,000 due to an increasing number of on-line customers. Advertising revenues decreased 26% from $257,000 to $189,000 due to a smaller number of commercial spots sold.

       Equipment Sales, net of cost of sales decreased 96% from $1,021,000 to $40,000. Equipment sales are predominantly due to sales to foreign licensees which are subject to outside influences and can occur unevenly throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees and its educational customers.

       Operating Expenses related to Network Services and Online/Internet Services increased 26% from $1,443,000 in the prior years quarter to $1,819,000 in the current years quarter. The increase is primarily attributable to a change in the rate structure for commissions and service fees paid to sales and service reps and operating expenses commencing at IWN L.P. Selling, General and Administrative Expenses decreased 4% from $4,655,000 to $4,446,000. The decrease in 1997 is primarily due to cutbacks in personnel and other operating expenses offset by additional charges to increase the allowance for doubtful accounts of $250,000. Also, stock-based compensation charges recorded in accordance with SFAS 123 were $630,000 in 1997 compared to $1,020,000 in 1996. Stock-based compensation charges result from the issuance of warrants or options to non-employees and will vary from period to period.

       Deprecation and Amortization Expense increased 174% from $427,000 to $1,171,000 due to depreciation charges resulting from the buyout of equipment lease commitments late in 1996 in which the Company now owns most of its Broadcast equipment. Equipment Lease Expense decreased 80% from $1,138,000 to $232,000 also due to the buyout of leases in late 1996. Interest Expense increased from $65,000 to $191,000 largely due to interest charges related to the IWN Put Option, and accretion of interest for the settlement warrant liability and the severance liability for the Reorganization that was discounted when recorded.


Six-month periods ended June 30, 1997 and June 30, 1996

       In March, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President.
In connection with the reorganization ("Reorganization"), other personnel changes include the resignation of Mr. Ronald Hogan, as Senior Vice President, and the terminations of Mr. Gerald McLaughlin, formerly Executive Vice President, and Mr. Michael Downs, formerly President and CEO of LearnStar. The Company has entered into separate Resignation and General Release Agreements ("Agreements") with each of the former officers for the purpose of settling their prior employment agreements and other contracts and arrangements with the Company. In compliance with the Agreements, NTN will continue to pay the former executives their annual salaries and other benefits for the remaining terms of their employment agreements with NTN, which expire on or before December 31, 1999. Charges for severance and other costs associated with the Reorganization recorded in 1996 were $5,092,000. A charge for severance and other costs associated with the Reorganization was $5,252,000 in 1997, including accreted interest expense. The Company has recorded the charges in 1996 and 1997 in accordance with Emerging Issues Task Force Issues No. 94 - 3.

       The Company incurred a net loss of $8,575,000 for the six months ended June 30, 1997 compared to a net loss of $2,147,000 for the six months ended June 30, 1996. The 1996 results include a gain from discontinued operations related to the sale of New World of $1,918,000. The 1997 results include significant charges totaling $5,252,000 related to the Reorganization, a $650,000 charge related to defective equipment and a $400,000 charge related to the possible settlement of litigation.

       For the six months ended June 30, 1997 period, total revenues decreased 3% from $13,245,000 to $12,801,000, primarily as a result of a large decrease in equipment sales. In conjunction with the Company's decision to no longer enter into sale and leaseback financing arrangements, equipment sales have become a minor activity under current operations. Total revenue for the six months ended June 30, 1997, excluding Net Equipment Sales, increased 7% over the corresponding prior year period.

       Network Services increased slightly for the current six-month period over 1996 from $10,044,000 to $10,056,000. This is primarily due to a lower pricing strategy, offset by a growth in the number of subscriber locations contracting for services. Online/Internet Services increased 116% from $683,000 to $1,475,000 due to an increasing number of on-line customers, including America On-Line. Advertising revenues decreased 12% during the current six-month period from $494,000 to $434,000 due to a smaller number of commercial spots sold.

       Equipment Sales, net of cost of sales during the current six-month period decreased 85% from $1,509,000 to $227,000. Equipment sales are predominantly due to sales to foreign licensees which are subject to outside influences and can occur unevenly throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees and its educational customers.

       Operating Expenses related to Network Services and Online/Internet Services rose from $2,799,000 in the prior year's period to $4,028,000 in the current year's period, an increase of 44%. The increase is largely attributable to a charge of $650,000 for the replacement and repair of defective equipment, to a slight expansion in the number of subscribers and online services contracting for services, and a reduction in the rate structure for commissions and service fees paid to sales and service reps. Selling, General and Administrative Expenses increased 26% from $10,452,000 to $13,144,000. Included in Selling, General and Administrative Expenses are charges for the Reorganization totaling $3,277,000. Also included are stock-based compensation charges made in compliance with the new accounting standards prescribed by SFAS 123 which were $2,513,000 in 1997 compared to $1,617,000 in 1996. Stock-based compensation charges result from the issuance of warrants or options to non-employees and will vary from period to period. Charges in 1997 include $1,450,000 that resulted from extension of the exercise period of warrants owned by certain former officers pursuant to the Reorganization. Exclusive of these specific charges, Selling, General and Administrative Expenses decreased 17% over the previous year's period largely due to personnel cutbacks.

       Deprecation and Amortization Expense increased 214% from $773,000 to $2,424,000 due to depreciation charges resulting from the buyout of equipment lease commitments late in 1996 in which the Company now owns most of its Broadcast equipment. Equipment Lease Expense decreased 80% from $2,290,000 to
$466,000 also due to the buyout of equipment leases in late 1996.   Interest
Expense increased 256% from $113,000 to $402,000 largely due to interest charges related to the IWN Put Option, and accretion of interest for the settlement warrant liability and the liability for the Reorganization that was discounted when recorded.

Material Changes in Financial Condition
---------------------------------------

       The following analysis compares information as of the most recent unaudited balance sheet date of June 30, 1997 to the prior year-end audited balance sheet dated December 31, 1996.

       Total assets decreased 26% from $28,504,000 to $21,146,000 from December 31, 1996 to June 30, 1997. The decrease in assets is primarily due to losses and the reduction in the retirement assets used to repay related loans. Cash decreased from $6,579,000 to $3,045,000 at June 30, 1997 due primarily to

$1,813,000 in cash needed to fund operations. The decrease was attributable, in part, to approximately $813,000 used for initial payments related to the Reorganization and $522,000 paid to former officers under an existing deferred compensation plan. The Company also expended $1,394,000 to develop new software and purchase capital assets.

       Accounts Receivable - Trade increased 36% from $2,031,000 to $2,767,000 at June 30, 1997. The Company's receivables from Network Services customers grew substantially because many customers delayed payment as a result of technical problems with equipment that was addressed beginning in 1997. Prepaid expenses and retirement plan assets decreased from $4,373,000 to $1,024,000 due to termination of the retirement plan in connection with the Reorganization. There were no accrued benefits due to employees under the plan.

       Broadcast Equipment decreased from $10,103,000 to $9,445,000 as the result of depreciation of assets, a charge to write-off and repair certain equipment of $650,000, net of additions for new Network Services subscribers.

       Total liabilities decreased 11% from $18,282,000 to $16,213,000 from December 31, 1996 to June 30, 1997. The decrease in Accounts Payable and Accrued Liabilities from $6,182,000 to $5,884,000 reflects the use of cash to pay down liabilities following year end, offset by accrual of charges for settlement of new litigation and the current portion of recently announced settlements. Short-term borrowings decreased from $5,060,000 to $3,960,000 due to payoff of the amount due pursuant to the IWN Put Option, payoff of the loan associated with the retirement plan net of a new borrowing from GTECH Corp. In June 1997, the Company borrowed $3.7 million form GTECH Corp, with whom it has agreed in principle to enter into a merger agreement. The funds were used to pay Symphony for its interest in IWN. Other long-term liabilities decreased 15% from $3,216,000 to $2,726,000 due to legal liabilities transferred to current liabilities, net of an increase of certain liabilities related to the Reorganization.

       Overall, the Company's working capital deficit increased $2,453,000 from December 31, 1996 to June 30, 1997, primarily the result of the use of cash to fund operations and charges and activity related to the Reorganization.

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

       The Company has certain lawsuits pending as described in this report. To avoid the expense and disruption of protracted litigation the Company has settled certain cases and may continue to attempt to settle others. The Company has recorded a liability of $400,000 for the Company's best estimate of a settlement costs and related legal expenses. There can be no assurances that the Company will be successful in settling or defending such actions or that any or all actions would be decided in favor of the Company or that the continued cost of defending and prosecuting these actions will not have a material adverse effect on the Company's financial position or results of operations.

PART II  OTHER INFORMATION
         -----------------

     Item 1.    LEGAL PROCEEDINGS.

       A description of certain legal proceedings is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the caption "Legal Proceedings".

       In May 1997, a shareholder derivative complaint was filed in Superior Court of California, North Country Branch. The complaint, which seeks injunctive relief and an unspecified amount of damages, was brought by a current shareholder against NTN and certain officers and directors and alleges that the Company was injured by a lack of independence and breach of business judgment by virtue of certain agreements entered into in connection with the recent Reorganization. The Company believes that the lawsuit is without merit and intends to vigorously defend against the action. The Company has not formerly responded due to the fact that the action was only recently filed.

       In connection with the resolution of litigation entitled Sahba Azar, et
                                                                --------------
al. On Behalf of Themselves and All Others Similarly Situated vs. NTN
---------------------------------------------------------------------
Communications, Inc., Donald C. Klosterman, Patrick J. Downs, Daniel C. Downs
-----------------------------------------------------------------------------
and Alan P. Magerman, with which four other related actions were ultimately
--------------------
consolidated, the Company has entered into a Stipulation of Settlement Agreement. The terms of the settlement are set forth in greater detail in the Company's prior public filings and more specifically, in the Form 8-K dated June 24, 1996. As of the date of this filing, the registration statement relating to the shares of the Company's common stock underlying the warrants has not yet become effective.


       On April 18, 1995, a class action lawsuit was filed in United States District Court entitled Lenora Isaacs, On behalf of Herself and All Others
                        --------------------------------------------------
Similarly Situated vs. NTN Communications and Patrick J. Downs. The complaint
--------------------------------------------------------------
alleges violations of federal securities laws based upon the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. The Company, which has assumed the defense of this matter on behalf of all defendants, has denied liability based upon the allegations contained in the complaint. Plaintiffs have claimed to be entitled to damages between $8 million and $10 million. The Company believes, based in part on the advice of outside counsel, that the actual damages, if any, would be substantially less than such amount. As previously announced, in order to avoid the costs and expenses associated with complex litigation including attorney fees, expert fees and costs, analyses which must be conducted and other costs necessary to prepare to defend this case at trial and perhaps through the appeals process, in addition to the business disruption occasioned by such protracted litigation, the Company has agreed to an out-of-court settlement having a total value of $1,450,000. The settlement, which is subject to final court approval, consists of $250,000 in cash with the remaining balance of $1,200,000 being payable with the Company's common stock or in cash, at the Company's election. The Company had previously established reserves to cover the Settlement.

       In May 1997, a shareholder derivative complaint was filed in the Superior Court of California, San Diego, North County Branch. The complaint, which sought injunctive relief and an unspecified amount of damages, was brought by a current shareholder against the Company and certain officers and directors. More specifically, the plaintiff alleged that the Company was injured by a lack of independence and breach of business judgment by virtue of certain agreements entered into in connection with the recent management reorganization. The Company believed that the lawsuit was without merit and conveyed its position to plaintiffs' counsel. On June 10, 1997, the plaintiff voluntarily dismissed the lawsuit without any payment whatsoever from the Company.

       On June 11, 1997, the Company was included as a defendant in the litigation entitled Elliot Miller and Jan Iyer, shareholders on behalf of
                    -----------------------------------------------------
themselves and all others similarly situated vs. NTN Communications, Inc.,
--------------------------------------------------------------------------
Patrick J. Downs, Daniel C. Downs, Donald C. Klosterman, Ronald E. Hogan, Gerald
--------------------------------------------------------------------------------
P. McLaughlin and KPMG Peat Marwick LLP, which complaint was filed by the same
---------------------------------------
lead plaintiff and lead attorneys as in the previously dismissed derivative action. The new complaint alleges violations of state and federal securities laws based upon purported omissions from NTN's filings with the Securities and Exchange Commission. More particularly, the complaint alleges that the directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from NTN. Plaintiffs further allege that defendants made false statements about, and failed to disclose, contingent liabilities (guaranteed compensation to management and the "Put" due to Symphony IWN Investment LLC) and phantom assets (loans to management) in NTN's financial statements and Peat Marwick's audit reports, all of which served allegedly to inflate the trading price of NTN's common stock.

       On July 3, 1997, the Company and the named directors and officers filed a motion to dismiss the lawsuit. The motion is scheduled to be heard by the District Court on October 27, 1997. All proceedings in the case are stayed pending resolution of the Company's motion. The Company has submitted this claim to its insurance carriers, however, there can be no assurances that the insurance carriers will accept coverage or that if coverage is accepted, it will be without a reservation of rights by the insurance carriers.

       On July 1, 1997, the Company and its subsidiary, IWN, Inc., filed a lawsuit against Symphony Management Associates, Inc. Symphony IWN Investment, LLC and Frank Scarpa in the Superior Court of California for the County of San Diego, North County Branch. The complaint contains claims for breach of contract, specific performance, declaratory relief and intentional interference with economic relations and includes a claim for punitive damages and the recovery of attorneys' fees. The complaint arises out of the Investment Agreement dated as of December 31, 1995 entered into between Symphony Management Associates, Inc ("SMA") and IWN, Inc. and NTN Communications, Inc. Under the Investment Agreement, the Company granted Symphony IWN Investment LLC ("LLC"), an affiliate of SMA, a "Put Option", which entitled LLC to elect to cause the Company to repurchase SMA's shares of IWN, Inc. and limited partner interest in IWN, L.P. during a limited period of time, for specified consideration.

       As previously announced by the Company, in April 1997, LLC notified the Company of its election to exercise the Put Option. On June 18, 1997, the Company paid LLC $3,555,727 with funds loaned to the Company by GTECH Corporation. Though LLC retained all sums paid by Company, LLC claims it is entitled to approximately $1,000,000 in additional funds and a greater number of warrants to purchase the Company's stock based on anti-dilution provisions in its warrants. The claims of SMA and LLC were set forth in a subsequent lawsuit filed by SMA and LLC in Delaware on July 3, 1997 against the Company and IWN, Inc. More specifically, the lawsuit seeks specific performance by the Company to deliver a secured promissory note, declaratory relief with respect to LLC's right to additional warrants based upon alleged dilution and attorneys' fees. The Company and IWN, Inc. have filed a motion to dismiss the Delaware lawsuit, and all proceedings in the lawsuit are precluded pending resolution of the Company's motion. The Company intends to vigorously prosecute its California action and defend against the Delaware lawsuit filed by SMA and LLC. In the meantime, however, in the interest of avoiding the expense of legal fees and costs inherent in such litigation, and accomplishing a prompt resolution of such claims, the Company has been engaged in settlement negotiations with SMA and LLC. There can be no assurance that such litigation can be amicably resolved without the need for further litigation, nor can there be any assurance that if the litigation does proceed, the Company will be the prevailing party.



     Item 2. CHANGE IN SECURITIES.

       In April 1977, the Company granted a warrant to purchase 1,000,000 common shares to Frazier/King Media Holding Co. The warrant was granted pursuant to a consulting agreement whereby Frazier/King agreed to provide financial and management consulting services to the Company. The warrant is exercisable at $2.81 and is immediately exercisable as to 200,000 shares and generally will become exercisable as to the balance of the shares in installments of 100,000 shares on each of the following dates, July 15, 1997, October 15, 1997, January 15, 1998, April 15, 1998, July 15, 1998, October 15, 1997 and January 15, 1999.
In the event of a change of control (as defined) of NTN, the warrant will become immediately exercisable in full.


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


                                        NTN COMMUNICATIONS, INC.



Date:  August 8, 1997                   By:  /s/GERALD SOKOL, JR.
                                           ----------------------
                                           Gerald Sokol, Jr.,
                                           President and Chief Operating Officer