Form 10-Q/A
period 1997-06-30
NTN COMMUNICATIONS INC
filed 1997-08-29
CIK 748592

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-Q/A

                                AMENDMENT NO. 1

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


       4.  Loan from GTECH Corp.
           --------------------

       In June 1997, the Company announced that it had signed a letter of intent setting forth an agreement in principle to enter into a merger agreement with GTECH Corp. On August 6, 1997 the Company and GTECH mutually agreed to terminate the previously announced letter of intent. However, in connection with the letter of intent, GTECH agreed to lend $3.7 million to the Company to cover its obligation to repay Symphony for its interest in IWN. The loan, which bears interest at 13%, is due and payable on September 15, 1997.


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


                                        NTN COMMUNICATIONS, INC.



Date:  August 29, 1997                  By:  /s/GERALD SOKOL, JR.
                                           ----------------------
                                           Gerald Sokol, Jr.,
                                           President and Chief Operating Officer