Form 10-Q
period 1997-09-30
NTN COMMUNICATIONS INC
filed 1997-11-14
CIK 748592

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              -------------------

                                   FORM 10-Q




       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


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

     Number of shares outstanding of each of the registrant's classes of common stock, as of November 7, 1997: 23,672,001 shares of common stock, $.005 par value.

                         PART I--FINANCIAL INFORMATION
                         -----------------------------


Item 1.  FINANCIAL STATEMENTS.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
             September 30, 1997 (Unaudited) and December 31, 1996


                                                                               September 30,             December 31,
                                                                                   1997                     1996
                                                                               -------------             ------------
                                    Assets
                                    ------
Current assets:
 Cash and cash equivalents                                                  $         1,322,000                  6,579,000
 Accounts receivable - trade, net of allowance for
  doubtful accounts                                                                   3,802,000                  2,031,000
 Accounts receivable - officers and directors                                                --                    199,000
 Prepaid expenses and other current assets                                            1,085,000                  1,846,000
                                                                            -------------------       --------------------
          Total current assets                                                        6,209,000                 10,655,000

Broadcast equipment and fixed assets, net                                             9,669,000                 10,103,000
Software development costs, net                                                       3,964,000                  4,400,000
Retirement plan assets                                                                       --                  2,527,000
Other assets                                                                            714,000                    819,000
                                                                            -------------------       --------------------
          Total assets                                                      $        20,556,000                 28,504,000
                                                                            ===================       ====================

                     Liabilities and Shareholders' Equity
                     ------------------------------------
Current liabilities:
 Accounts payable and accrued liabilities                                   $         5,714,000                  6,182,000
 Short-term borrowings                                                                3,748,000                  5,060,000
 Deferred revenue                                                                     1,550,000                    254,000
 Customer deposits                                                                    1,035,000                  1,279,000
                                                                            -------------------       --------------------
          Total current liabilities                                                  12,047,000                 12,775,000

Deferred revenue - long term                                                            149,000                  1,000,000
Long term debt                                                                          183,000                         --
Accrual for settlement warrants                                                       1,460,000                  1,291,000
Other long-term liabilities                                                           2,373,000                  3,216,000
                                                                            -------------------       --------------------
          Total liabilities                                                          16,212,000                 18,282,000
                                                                            -------------------       --------------------
Shareholders' equity:
 10% Cumulative convertible preferred stock, $.005 par value,
  10,000,000 shares authorized; issued and outstanding 161,000 in
  1997 and 1996                                                                           1,000                      1,000
 Common stock, $.005 par value, 50,000,000 shares authorized; shares
  issued and outstanding 23,672,000 in 1997 and 23,177,000 in 1996                      118,000                    116,000
 Treasury stock, 782,000 shares in 1997 and 1996 at cost                             (3,339,000)                (3,339,000)
 Additional paid-in capital                                                          63,412,000                 59,583,000
 Accumulated deficit                                                                (55,848,000)               (46,139,000)
                                                                            -------------------        -------------------
          Total shareholders' equity                                                  4,344,000                 10,222,000
                                                                            -------------------       --------------------
          Total liabilities and shareholders' equity                        $        20,556,000                 28,504,000
                                                                            ===================       ====================

See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)


                                                    Three Months          Three Months           Nine Months           Nine Months
                                                    September 30,         September 30,         September 30,         September 30,
                                                        1997                  1996                  1997                  1996
                                                    -------------         -------------         -------------         -------------
Network services                                    $   5,281,000             5,083,000            15,214,000            14,892,000
Online/Internet services                                  825,000               400,000             2,381,000             1,298,000
Advertising revenues                                      313,000               375,000               747,000               869,000
Equipment sales, net                                      165,000               262,000               392,000             1,771,000
License and royalty fees and other revenue                255,000               322,000               906,000               857,000
                                                    -------------         -------------         -------------         -------------
          Total revenues                                6,839,000             6,442,000            19,640,000            19,687,000

Operating expenses:
 Operating costs                                        1,496,000             3,998,000             5,524,000             6,797,000
 Selling, general and administrative                    4,297,000             6,195,000            17,441,000            16,647,000
 Litigation, legal and professional fees                  268,000               458,000             1,326,000             1,506,000
 Equipment lease expense                                  233,000             1,350,000               699,000             3,640,000
 Depreciation and amortization                          1,481,000               669,000             3,905,000             1,442,000
 Other charges                                                 -                721,000                    -                721,000
                                                    -------------         -------------         -------------         -------------
          Total operating expenses                      7,775,000            13,391,000            28,895,000            30,753,000

Operating loss                                           (936,000)           (6,949,000)           (9,255,000)          (11,066,000)


Other income (expense)
 Interest income                                           32,000                40,000               178,000               205,000
 Interest expense                                        (230,000)              (92,000)             (632,000)             (205,000)

                                                    -------------         -------------         -------------         -------------
                                                         (198,000)              (52,000)             (454,000)                   -

Loss from continuing operations before
  income taxes                                         (1,134,000)           (7,001,000)           (9,709,000)          (11,066,000)

Provision for income taxes                                     -                     -                     -                     -
                                                    -------------         -------------         -------------         -------------

Loss from continuing operations                        (1,134,000)           (7,001,000)           (9,709,000)          (11,066,000)

Gain from discontinued operations, net                         -                     -                     -              1,918,000
                                                    -------------         -------------         -------------         -------------
          Net loss                                  $  (1,134,000)           (7,001,000)           (9,709,000)           (9,148,000)

                                                    =============         =============         =============         =============

Net loss per share:
 Continuing operations                              $       (0.05)                (0.31)                (0.41)                (0.49)

 Discontinued operations                                       -                     -                     -                   0.09
                                                    -------------         -------------         -------------         -------------
 Net loss                                           $       (0.05)                (0.31)                (0.41)                (0.40)

                                                    =============         =============         =============         =============

Weighted average number of shares outstanding          23,623,000            22,487,000            23,411,000            22,599,000
                                                    =============         =============         =============         =============

    See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
            Three and Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                          Three            Three              Nine             Nine
                                                          Months           Months            Months           Months
                                                         Sept 30,         Sept 30,          Sept 30,         Sept 30,
                                                           1997             1996              1997             1996
                                                       -------------    -------------    -------------    -------------
Cash flows from (used for) operating activities:
  Net income (loss)                                     $ (1,134,000)      (7,001,000)      (9,709,000)      (9,148,000)
  Adjustments:
   Gain on discontinued operations                                --               --               --       (3,200,000)
   Depreciation and amortization                           1,481,000        2,587,000        3,905,000        3,361,000
   Provision for doubtful accounts                           275,000          167,000          750,000          255,000
   Loss from discontinued operations                              --               --               --        1,282,000
   Accrual for issuance of warrants                          283,000          293,000        2,796,000        1,910,000
   Accrual for settlement warrants                            57,000               --          169,000               --
   (Gain) loss on sale and leaseback transactions                 --          427,000               --               --
   Amortization of deferred gain on sale and
    leaseback transactions                                    51,000          267,000          187,000         (200,000)
   Change in discontinued operations                              --               --               --       (3,102,000)
   Changes in assets and liabilities:
    Accounts receivable - trade                           (1,310,000)       1,455,000       (2,322,000)        (125,000)
    Prepaid expenses and other assets                        (76,000)       1,853,000        3,255,000          236,000
    Accounts payable and accrued liabilities                (523,000)       1,171,000       (1,311,000)       4,455,000
    Deferred revenue                                         487,000          133,000          258,000          212,000
    Customer deposits                                        (44,000)          12,000         (244,000)         (47,000)
                                                       -------------    -------------    -------------    -------------
       Net cash provided by (used in) operating
         activities                                         (453,000)       1,364,000       (2,266,000)      (4,111,000)
                                                       -------------    -------------    -------------    -------------
Cash flows from (used for) investing activities:
  Capital expenditures                                    (1,257,000)      (3,386,000)      (2,066,000)      (3,914,000)
  Buyout of lease obligations                                     --         (385,000)              --         (385,000)
  Notes receivable - related parties                              --         (131,000)              --          432,000
  Software development costs                                (246,000)        (414,000)        (831,000)      (1,238,000)
  Receipt of marketable securities --
    available for sale                                            --           77,000               --           77,000
  Proceeds from sale and leaseback transactions                   --       (1,460,000)              --        2,415,000
  Deposits related to sale and leaseback
    transactions                                                  --        1,534,000               --        1,180,000
                                                       -------------    -------------    -------------    -------------
       Net cash (used in) investing activities            (1,503,000)      (4,165,000)      (2,897,000)      (1,433,000)
                                                       -------------    -------------    -------------    -------------

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
            Three and Nine Months Ended September 30, 1997 and 1996
                                  (Unaudited)

                                                        Three Months    Three Months     Nine Months     Nine Months
                                                          Sept 30,        Sept 30,        Sept 30,        Sept 30,
                                                            1997            1996            1997            1996
                                                        ------------    ------------    ------------    ------------
Cash flows from (used for) financing activities:
  Principal payments on debt                            $   (260,000)         (3,000)     (5,830,000)        (18,000)
  Proceeds from issuance of debt                             231,000         950,000       4,701,000       3,321,000
  Purchase of equipment related to sale and
    leaseback transactions                                        --         843,000              --      (1,385,000)
  Proceeds from issuance of common stock, less
    issuance costs paid in cash                              262,000         577,000       1,035,000         817,000
  Payments for purchase of treasury stock                         --              --              --      (2,330,000)
                                                        ------------    ------------    ------------    ------------
      Net cash provided by (used in) financing
        activities                                           233,000       2,367,000         (94,000)        405,000
                                                        ------------    ------------    ------------    ------------

Net decrease in cash and cash equivalents                 (1,723,000)       (434,000)     (5,257,000)     (5,139,000)

Cash and cash equivalents at beginning of period           3,045,000       1,780,000       6,579,000       6,485,000
                                                        ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period              $  1,322,000       1,346,000       1,322,000       1,346,000
                                                        ============    ============    ============    ============

Supplemental disclosures of cash flow
  information:
    Cash paid during the period for:
      Interest                                          $         --          52,000              --         117,000
                                                        ============    ============    ============    ============
      Income taxes                                      $         --              --              --              --
                                                        ============    ============    ============    ============

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


     2.   Unaudited Information.
          ---------------------

     The September 30, 1997 and 1996 information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments that are, in the opinion of management, necessary to reflect properly the results of the interim periods presented. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

     Certain items in the prior year consolidated financial statements have been reclassified to conform to the format used for the current periods presented.


     3.   Management Reorganization.
          -------------------------

     In March, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President.
In connection with the reorganization ("Reorganization"), other personnel changes include the resignation of Mr. Ronald Hogan, as Senior Vice President, and the terminations of Mr. Gerald McLaughlin, formerly Executive Vice President, and Mr. Michael Downs, formerly President and CEO of LearnStar. The Company has entered into separate Resignation and General Release Agreements ("Agreements") with each of the former officers for the purpose of settling their prior employment agreements and other contracts and arrangements with the Company. In compliance with the Agreements, NTN will continue to pay the former executives their annual salaries and other benefits for the remaining terms of their employment agreements with NTN, which expire on or before December 31, 1999. Charges for severance and other costs associated with the Reorganization recorded in 1996 were $5,092,000. A charge for severance and other costs associated with the Reorganization was $5,298,000 in 1997, including accreted interest expense. The Company has recorded the charges in 1996 and 1997 in accordance with Emerging Issues Task Force Issues No. 94 - 3.


     4.   Equity Financing.
          ----------------

     On October 31, 1997, the Company completed a private placement whereby the Company issued and sold to institutional investors 70,000 shares of the Company's Series B Convertible Preferred Stock, $100 stated value per share ("Series B Preferred Stock"), for an aggregate purchase price of $7,000,000. In connection with the private placement, the Company paid a brokerage fee of $210,000 and incurred certain other offering expenses in the amount of approximately $50,000. A portion of the net proceeds from the private placement was used to repay approximately $3.9 million (including accrued interest) of indebtedness to GTECH Corp (see note 5). The balance of the net proceeds will be used for general working capital purposes.

     The Series B Preferred Stock provides for a cumulative annual dividend of $4 per share, payable in quarterly installments of $1 per share on the last day of January, April, July and October of each year, commencing January 31, 1998. Holders of the Series B Preferred Stock are entitled to convert 25% of the Series B Preferred Stock into shares of the Company's Common Stock ("Conversion Shares"), subject to certain limitations, on or after the earlier ("Initial Conversion Date") of (1) the effective date of the Registration Statement covering the Conversion Shares to be filed with the Securities and Exchange Commission or (2) February 28, 1998. An additional 25% of the Series B Preferred Stock will become convertible on each of the dates 60, 90 and 120 days, respectively, following the Initial Conversion Date. Any outstanding shares of the Series B Preferred Stock not converted by October 31, 2000 will automatically be converted as of such date.

     The number of Conversion Shares issuable upon conversion of each share of Series B Preferred Stock ("Conversion Rate") will be determined by dividing the sum of $100 plus any accrued and unpaid dividends on the Series B Preferred Stock by the Conversion Price then in effect. The Conversion Price will be equal to the lesser of (a) 140% of the average of the closing bid prices of the Company's Common Stock on the five trading days immediately preceding the Initial Conversion Date, but in no event higher than $3.50 per share, and (b) 85% of the lowest average of the closing bid prices of the Company's Common Stock on any three trading days during the 20 trading days immediately preceding the conversion date. The Conversion Rate is subject to adjustment in certain events.

     5.   Loan from GTECH Corp.
          --------------------

     In June 1997, the Company announced that it had signed a letter of intent setting forth an agreement in principle to enter into a merger agreement with GTECH Corp. On August 6, 1997 the Company and GTECH mutually agreed to terminate the previously announced letter of intent. However, in connection with the letter of intent, GTECH loaned $3.7 million to the Company. The loan bears interest at the rate of 13% per year and is secured by a pledge of all of the capital stock of the Company's IWN, Inc. subsidiary and a collateral assignment of NTN's partnership interest in IWN, L.P. The principal amount of, and accrued and unpaid interest on, the loan originally was due and payable September 15, 1997, which maturity date was extended by GTECH until October 24, 1997. On November 3, 1997, the Company repaid all the outstanding principal and accrued interest of approximately $3,900,000 to GTECH with a portion of the proceeds of the private placement (see note 4).


     6.   Discontinued Operations - Sale of New World Computing.
          -----------------------------------------------------

     On June 30, 1996 the Company sold all of the assets and business of its New World Computing subsidiary to The 3DO Company. The disposal of the New World has been accounted for as a discontinued operation. Accordingly, the consolidated financial statements for the nine-month period ended September 30, 1996 reports separately the operating results of the discontinued business.


     7.   Earnings per Share.
          ------------------

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

     For those periods with a net loss, the impact of the common stock equivalents would have had an antidilutive effect for these periods and accordingly have not been included in the computation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND FORWARD LOOKING STATEMENTS.


General
-------

     The Company uses existing technology to develop, produce and distribute point to multi-point multi-player interactive live events and also produces and distributes its own original interactive programs. The Company's principal sources of revenue from distribution activities are derived from (a) service distribution fees in the United States; (b) advertising fees, (c) sales of equipment to foreign licensees; (d) service distribution fees and royalties from foreign licensees; and (e) licensing fees from foreign and domestic licensees.

     As previously reported, on October 25, 1996, the Company reported that it was advised on September 9, 1996 by the United States Federal Communications Commission that its Playmaker(R) had not received FCC approval. The Company immediately suspended shipment of the Playmakers(R) to new NTN Network Locations pending approval by the FCC. Upon notification, the Company commenced testing its equipment and submitted its application to the FCC. There was no interruption of the Company's services to existing NTN Network customers, nor were any of the Company's Online/Internet Services ever affected. The Company received approval on January 15, 1997 and immediately began shipments to new Locations. The Company will also implement a corrective action program to be approved by the FCC.

     As previously disclosed, new locations signed up by the Company during the suspension of Playmakers(R) shipments were granted up to one day of credit by the Company against future billings for each day the sites could not utilize the NTN system. The Company estimates that the temporary suspension of Playmaker(R) shipments and the credits extended by the Company to backlogged locations has resulted in reduced cash flow of approximately $350,000 during 1997 from all affected locations.

     The Playmakers(R) are handheld radio frequency devices that contain rechargeable batteries. As previously reported, Playmakers(R) manufactured earlier this year and last year had experienced problems related to noise sensitivity and recharging performance. The Company has completed various modifications to its Playmakers(R) in accordance with recommendations of an outside engineering consulting firm. The modifications have been undertaken in an effort to decrease the number of "disconnects" (i.e. customers terminating service) and to enhance customer satisfaction. Prior diminished customer satisfaction has resulted in an increase in accounts receivable. To date, it appears that such modifications have resulted in a decrease of technical problems and an increase in reliability of performance. In addition, as previously reported, the Company earlier discovered that the "basestation" - a device used in conjunction with Playmakers(R) - had not been performing satisfactorily. The Company decided to recall all poorly performing basestations and replace all such equipment with an upgraded and improved model in customer locations, which process began in 1997. The Company recorded a charge of $650,000 in the quarter ended March 31, 1997 for the replacement of equipment in the field. During the nine months ended September 30, 1997, the Company's revenues have been adversely affected by in charges relating to the repair and replacement of the affected equipment.

Material Changes in Results of Operations
-----------------------------------------

Three-month periods ended September 30, 1997 and September 30, 1996

     The Company incurred a net loss of $1,134,000 for the three months ended September 30, 1997 compared to a net loss of $7,001,000 for the three months ended September 30, 1996. For the current quarter, total revenues increased 6% from $6,442,000 to $6,839,000, primarily as a result of the growth in the Company's primary services.

     Network Services increased 4% from $5,083,000 to $5,281,000. This is primarily due to a modest growth in the number of subscriber locations contracting for services partially offset by a revised pricing structure. Online/Internet Services increased 105% from $400,000 to $825,000 primarily due to billings to AOL, recognition of revenue for production services related to a large development contract of $110,000 and an increase in the basic services to online customers. Although the hours of service has recently remained relatively constant, the pricing structure has continued to evolve over the past year in a consistently downward pattern. Advertising revenues decreased 17% from $375,000 to $313,000 due to a lesser number of commercial spots sold.

     Equipment Sales, net of cost of sales decreased 37% from $262,000 to $165,000. Equipment Sales in the past have included large sale and leaseback transactions. In late 1996, the Company decided to no longer enter into sale and leaseback financing arrangements. Currently, equipment sales are predominantly due to sales to educational customers. Equipment sales in the past have also included sales to foreign licensees which are subject to outside influences and can occur unevenly throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees and its educational customers.

     Operating Expenses related to Network Services and Online/Internet Services decreased 63% from $3,998,000 in the prior years quarter to $1,496,000 in the current years quarter. The 1996 results include a charge for $2,478,000 for obsolete equipment. Exclusive of this charge, Operating Expenses decreased 2% from the prior years quarter. This is primarily attributable to a change in the rate structure for commissions and service fees paid to sales, net of growth and service reps and operating expenses commencing at IWN L.P. Selling, General and Administrative Expenses decreased 31% from $6,195,000 to $4,297,000. The 1996 results include a charge of $1,707,000 related to an accrual of severance benefits, a large increase in the allowance for doubtful accounts and a change in estimate for deferred advertising costs. Exclusive of these charges, Selling, General and Administrative Expenses decreased 4%. This is primarily due to cutbacks in personnel and other operating expenses offset by additional charges to increase the allowance for doubtful accounts of $275,000. Stock-based compensation charges recorded in accordance with SFAS 123 were $283,000 in 1997 compared to $293,000 in 1996. Stock-based compensation charges result from the issuance of warrants or options to non-employees and can vary from period to period.

     Deprecation and Amortization Expense increased 121% from $669,000 to $1,481,000 due to depreciation charges resulting from the buyout of equipment lease commitments late in 1996 in which the Company now owns most of its Broadcast equipment. Equipment Lease Expense decreased 83% from $1,350,000 to $233,000 also due to the buyout of leases in late 1996. Interest Expense increased from $92,000 to $230,000 largely due to interest charges related to the IWN Put Option, and accretion of interest for the settlement warrant liability and the severance liability for the Reorganization that was discounted when recorded.


Nine-month periods ended September 30, 1997 and September 30, 1996

     In March, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President. In connection with the reorganization ("Reorganization"), other personnel changes include the resignation of Mr. Ronald Hogan, as Senior Vice President, and the terminations of Mr. Gerald McLaughlin, formerly Executive Vice President, and Mr. Michael Downs, formerly President and CEO of LearnStar. The Company has entered into separate Resignation and General Release

Agreements ("Agreements") with each of the former officers for the purpose of settling their prior employment agreements and other contracts and arrangements with the Company. In compliance with the Agreements, NTN will continue to pay the former executives their annual salaries and other benefits for the remaining terms of their employment agreements with NTN, which expire on or before December 31, 1999. Charges for severance and other costs associated with the Reorganization recorded in 1996 were $5,092,000. A charge for severance and other costs associated with the Reorganization was $5,298,000 in 1997, including accreted interest expense. The Company has recorded the charges in 1996 and 1997 in accordance with Emerging Issues Task Force Issues No. 94 - 3.

     The Company incurred a net loss of $9,709,000 for the nine months ended September 30, 1997 compared to a net loss of $9,148,000 for the nine months ended September 30, 1996. The 1996 results include a gain from discontinued operations related to the sale of New World of $1,918,000. The 1997 results include significant charges totaling $5,298,000 related to the Reorganization and a $650,000 charge related to defective equipment.

     For the nine months ended September 30, 1997, total revenues declined slightly from $19,687,000 to $19,640,000, primarily as a result of a large decrease in equipment sales, coupled with modest growth in the Company's primary services. In conjunction with the Company's decision to no longer enter into sale and leaseback financing arrangements, equipment sales have become a minor activity under current operations. Total revenue for the nine months ended September 30, 1997, excluding Net Equipment Sales, increased 7% over the corresponding prior year period.

     Network Services increased 2% for the current nine-month period over 1996 from $14,892,000 to $15,214,000. The increase is primarily due to a modest growth in the number of subscriber locations contracting for services partially offset by a revised pricing structure. Online/Internet Services increased 83% from $1,298,000 to $2,381,000 largely due to revenue from AOL of $818,000 related to a termination of a previous agreement, recognition of revenue for production services related to a large development contract of $110,000 and a modest increase in the basic services to online customers. Although the hours of service has remained relatively constant, the pricing structure has continue to evolve over the past year in a consistently downward pattern. Advertising revenues decreased 14% during the current nine-month period from $869,000 to $747,000 due to a lesser number of commercial spots sold.

     Equipment Sales, net of cost of sales during the current nine-month period decreased 78% from $1,771,000 to $392,000. Equipment Sales in the past have included large sale and leaseback transactions. In late 1996, the Company decided to no longer enter into sale and leaseback financing arrangements. Currently, equipment sales are predominantly due to sales to educational customers. Equipment sales in the past have also included sales to foreign licensees which are subject to outside influences and can occur unevenly throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees and its educational customers.

     Operating Expenses related to Network Services and Online/Internet Services decreased 19% from $6,797,000 in the prior year's period to $5,524,000 in the current year's period. The 1996 results include a charge for $2,478,000 for obsolete equipment. The 1997 results include a charge of $650,000 for the
replacement and repair of defective equipment.   Exclusive of these charges,
Operating Expenses increased 13% from the prior years period due to a slight expansion in the number of subscribers and online services contracting for services, operating expenses commencing at IWN L.P and a reduction in the rate structure for commissions and service fees paid to sales and service reps. Selling, General and Administrative Expenses increased 5% from $16,647,000 to $17,441,000. Included in Selling, General and Administrative Expenses for 1997 are charges for the Reorganization totaling $3,277,000. The 1996 results include a charge of $1,707,000 related to an accrual of severance benefits, a large increase in the allowance for doubtful accounts and a change in estimate for deferred advertising costs. Exclusive of these charges, Selling, General and Administrative Expenses decreased 5%. Stock-based compensation charges made in compliance with SFAS 123 which were $2,796,000 in 1997 compared to $1,910,000 in 1996. Stock-based compensation charges result from the issuance of warrants or options to non-employees and can vary from period to period. Charges in 1997 include $1,450,000 that resulted from extension of the exercise period of warrants owned by certain former officers pursuant to the Reorganization.

     Deprecation and Amortization Expense increased 171% from $1,442,000 to $3,905,000 due to depreciation charges resulting from the buyout of equipment lease commitments late in 1996 in which the Company now owns most of its Broadcast equipment. Equipment Lease Expense decreased 81% from $3,640,000 to
$699,000 also due to the buyout of equipment leases in late 1996.   Interest
Expense increased 208% from $205,000 to $632,000 largely due to interest charges related to the IWN Put Option, and accretion of interest for the settlement warrant liability and the liability for the Reorganization that was discounted when recorded.

Material Changes in Financial Condition
---------------------------------------

     The following analysis compares information as of the most recent unaudited balance sheet date of September 30, 1997 to the prior year-end audited balance sheet dated December 31, 1996.

     Total assets decreased 28% from $28,504,000 to $20,556,000 from December 31, 1996 to September 30, 1997. The decrease in assets is primarily due to losses and the reduction in the retirement assets used to repay related loans. Cash decreased from $6,579,000 to $1,322,000 at September 30, 1997 due primarily to $2,316,000 in cash used to fund operations. The decrease was attributable, in part, to approximately $813,000 used for initial payments related to the Reorganization and $522,000 paid to former officers under an existing deferred compensation plan. The Company also expended $2,897,000 to develop new software and purchase capital assets.

     Accounts Receivable - Trade increased 87% from $2,031,000 to $3,802,000 at September 30, 1997. Of this, $747,000 was invoiced late in the third quarter as development fees and online services were earned and became billable. Receivables from Network Services customers experienced some ongoing settlement issues with customers due to the technical problems experienced earlier in the year. In addition, unrelated to the technical problems, the Company has experienced reduced payments from one of the Company's national accounts. The Company has revamped its collection function and increased its allowance for doubtful accounts in response to management's ongoing monitoring of credit risk. Prepaid expenses and retirement plan assets decreased from $4,373,000 to $1,085,000 due to termination of the executive retirement plan in connection with the Reorganization. There were no accrued benefits due to employees under the plan.

     Broadcast Equipment and Fixed Assets decreased from $10,103,000 to $9,669,000 as the result of additions for new Network Services subscribers, net of depreciation of assets and a charge to write-off and repair certain equipment of $650,000.

     Total liabilities decreased 11% from $18,282,000 to $16,212,000 from December 31, 1996 to September 30, 1997. The decrease in Accounts Payable and Accrued Liabilities from $6,182,000 to $5,714,000 reflects the use of cash to pay down liabilities following year end, offset by accrual of charges for settlement of new litigation and the current portion of recently announced litigation settlements. Short-term borrowings decreased from $5,060,000 to $3,748,000 due to payoff of the amount due pursuant to the IWN Put Option and payoff of the loan associated with the retirement plan, net of a new borrowing from GTECH Corp. In June 1997, the Company borrowed $3.7 million from GTECH Corp, with whom it had agreed in principle to enter into a merger agreement. The funds were used to pay Symphony LLC for its interest in IWN. The merger agreement was terminated in August 1997. Other long-term liabilities decreased 26% from $3,216,000 to $2,373,000 due to legal liabilities transferred to current liabilities, accrual of amounts due under the Reorganization, net of payments.

     Short-term and long-term deferred revenues increased 35% from $1,254,000 to $1,699,000. This is primarily due to large billings for development and on-line services that were billed late in the quarter, but for which revenue recognition is deferred, net of amortization.

     Overall, the Company's working capital deficit increased $3,718,000 to $5,838,000 from December 31, 1996 to September 30, 1997, primarily the result of the use of cash to fund operations and charges and activity related to the Reorganization. As a result of the working capital deficit and other factors, the Company is in default of certain covenants of its leasing arrangements. The leasing arrangements provide for payments from certain customers to be paid to a lockbox maintained by an independent bank. The Company has agreed to direct the payments of other customers to the lockboxes each month to provide the lessors with further security. The excess funds are returned to the Company each month following the lease payment. In return, the lessors have agreed to forego their contractual rights to accelerate payments and other rights in the event of default.

     The Company has $1,322,000 of cash available at September 30, 1997. In 1996, the Company completed a plan to repurchase equipment related to certain lease obligations. This transaction has resulted in improved cash flow due to the elimination of the lease payments. Further, following the Reorganization, the Company implemented an organization and strategic restructuring plan aimed at reducing overhead expenses, which included a workforce reduction and re-focusing on immediate goals designed to generate immediate results.

     The Company has both short-term and long-term needs for cash outside of its normal operating needs. In the past year, the Company has experienced technical problems related to its Playmaker(R) device. Further, the Company has also experienced a high rate of customers discontinuing service. A task force has been assembled to review the issue and to make recommendations to improve Playmaker(R) performance. Based on preliminary data, the Company believes that any required changes can be effected within the next year. The costs are estimated to be less than $1 million and are expected to be funded through current operational cash flow. The Company anticipates that the number of customers discontinuing service due to technical problems may decrease once the Playmaker(R) performance has been improved, although no assurances can be given that a solution can be reached without undue delay or cost. If the technical problems persist for an extended period of time, it may negatively impact the Company's cash flow from operations.

     As noted earlier, the Company completed a reorganization of its management team that will require the payment to former officers over the next three years. These payments include contractual amounts under employment agreements and payment for unused vacation leave. Further, payments in 1997 include amounts due for previously deferred compensation of approximately $500,000. The Company has specific assets identified that were liquidated to pay-off the deferred compensation obligation; therefore, no current cash assets were utilized for that portion of the obligation. All other obligations owing to former officers are expected to be funded through operations through 1999.

     The Company has several lawsuits pending. In 1996, the Company settled one lawsuit by establishing a settlement fund consisting of $400,000 in cash and 565,000 warrants to purchase the common stock of the Company. This settlement minimizes the amount of cash used and provides for possible future inflow of cash if the warrants are exercised. The Company is currently attempting to settle other lawsuits and may settle these using a similar format of cash and equity instruments.

     As part of the Reorganization, the Company terminated the pension and deferred compensation plan that benefited only former officers. The termination of these plans generated approximately $500,000 in cash, after payment of related loans against these assets.

     The Company has entered into an agreement to sell its interest in The Campus LLC, of which the Company has a 15% interest. The Campus LLC owns the buildings in which the Company maintains its headquarters. The sale is expected to be finalized in November 1997, at which time the Company anticipates receiving approximately $1,250,000 for its interest. The Company's basis in The Campus LLC is $500,000.

     In October 1997, the Company completed a private placement whereby the Company issued 70,000 shares of Series B Convertible Preferred Stock for an aggregate sales price of $7,000,000. Approximately, $3,900,000 of the net proceeds was used to repay GTECH as described below. The balance of the net proceeds have been and will be used for working capital and general corporate purposes.

     In June 1997, the Company received a $3.7 million loan from GTECH Corp. The loan bears interest at the rate of 13% per year and is secured by a pledge of all of the capital stock of the Company's IWN, Inc. subsidiary and a collateral assignment of NTN's partnership interest in IWN, L.P. The principal amount of, and accrued and unpaid interest on, the loan originally was due and payable September 15,

1997, which maturity date was extended by GTECH until October 24, 1997. On November 3, 1997, the Company repaid all the outstanding principal and accrued interest of approximately $3,900,000 to GTECH with a portion of the proceeds of the private placement.

     In the past, the Company has been able to fund its operations and improve its working capital position by sales of Common Stock, upon exercise of warrants and options, by leasing transactions for equipment in use at subscriber locations, and by licensing its technology to foreign licensees. The Company is exploring alternative capital financing possibilities which may include (1) licensing and related royalties of the Company's technology and products; (2) borrowing arrangements under fixed and revolving credit agreements; or (3) sale of additional equity securities. The Company may negotiate for additional lease and debt financing and additional foreign licensing, however, the extent to which any of the foregoing may be accomplished, if at all, cannot be predicted at this time.

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

Forward Looking Statements
--------------------------

     Certain of the statements contained in this section of the report, including those under "Material Changes in Results of Operations" and "Material Changes in Financial Condition" are forward-looking. While the Company believes that these statements are accurate, the Company's business is dependent upon general economic conditions and various conditions specific to its industry, and future trends cannot be predicted with certainty. In particular:

     The Company currently uses a single vendor, Climax, located in Taiwan, to manufacture its proprietary Playmaker. If, for reasons beyond the control of the Company, Climax ceases operating its business, or if a dispute arises between the Company and Climax, there will be some delay in the manufacture of the Playmakers which will likely have an adverse impact on sales until an alternate source for such manufacturing is identified and production can begin.

     The Company is not currently aware of any direct competition in the hospitality industry. However, there is competition from other providers of entertainment to the hospitality industry for the funds available for such entertainment which may have a negative impact on future sales as well as impacting existing customers.

     Sales and the possibility of certain customers "disconnecting" from the Company's network may vary as a result of general economic conditions. In addition, a decline in the general economic condition presents a risk that customers may not be able to meet their financial obligations as they become due which will likely result in an increase of accounts receivable and a decline in revenues.

PART II   OTHER INFORMATION
          -----------------

     Item 1. LEGAL PROCEEDINGS.

     A description of certain legal proceedings is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the caption "Legal Proceedings".



    In connection with the resolution of litigation entitled Sahba Azar, et al.
                                                             ------------------
On Behalf of Themselves and All Others Similarly Situated vs. NTN
-----------------------------------------------------------------
Communications, Inc., Donald C. Klosterman, Patrick J. Downs, Daniel C. Downs
-----------------------------------------------------------------------------
and Alan P. Magerman, with which four other related actions were ultimately
--------------------
consolidated, the Company has entered into a Stipulation of Settlement Agreement. The terms of the settlement are set forth in greater detail in the Company's prior public filings and more specifically, in the Form 8-K dated June 24, 1996. As of the date of this filing, the registration statement relating to the shares of the Company's common stock underlying the warrants has not yet become effective.

     On April 18, 1995, a class action lawsuit was filed in United States District Court entitled Lenora Isaacs, On behalf of Herself and All Others
               -----------------------------------------------------------
Similarly Situated vs. NTN Communications and Patrick J. Downs.  The complaint
--------------------------------------------------------------
alleges violations of federal securities laws based upon the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. The Company, which has assumed the defense of this matter on behalf of all defendants, has denied liability based upon the allegations contained in the complaint. Plaintiffs have claimed to be entitled to damages between $8 million and $10 million. The Company believes, based in part on the advice of outside counsel, that the actual damages, if any, would be substantially less than such amount. As previously announced, in order to avoid the costs and expenses associated with complex litigation including attorney fees, expert fees and costs, analyses which must be conducted and other costs necessary to prepare to defend this case at trial and perhaps through the appeals process, in addition to the business disruption occasioned by such protracted litigation, the Company has agreed to an out-of-court settlement having a total value of $1,450,000. The settlement, which is subject to final court approval, consists of $250,000 in cash with the remaining balance of $1,200,000 being payable with the Company's common stock or in cash, at the Company's election. There can be no assurances that the settlement will be approved.

     On July 3, 1995, a single shareholder filed a separate lawsuit in the United States District Court for the Northern District of Texas containing allegations essentially identical to those raised in the shareholder lawsuit in April 1995. Upon the Company's motion, the case was transferred from Texas to California. The initial discovery and other proceedings of this action were coordinated with the class-action lawsuit referred to in the immediately preceding paragraph, and upon the parties' motion this separate action was dismissed without prejudice in January 1997.

     There can be no assurance that any or all of the foregoing claims will be decided in favor of the Company, which is not insured against the claims made. During the pendency of such claims, the Company will continue to incur the costs of defense of same. If the shareholder litigation is decided in a manner adverse to the Company, the resulting liabilities to the Company could materially and adversely affect the Company's financial condition and result of operations.

     In May 1997, a shareholder derivative complaint was filed against the Company and certain of its former officers and directors in Superior Court of California, North County Branch. The complaint, which sought injunctive relief and an unspecified amount of damages, alleged that the Company was injured by a lack of independence and breach of business judgment by the defendant officers and directors by virtue of the Resignation Agreements and related transactions entered into in connection with the recent management reorganization. The Company believed that the lawsuit was without merit and conveyed its position to plaintiffs' counsel. On June 10, 1997, the plaintiff voluntarily dismissed the lawsuit without any payment from the Company. On June 11, 1997, the Company was included as a defendant in the litigation entitled Elliot Miller and Jan Iver,
                                                   ---------------------------
shareholders on behalf of themselves all others similarly situated vs. NTN
--------------------------------------------------------------------------
Communications, Inc., Patrick J. Downs, Daniel C. Downs, Donald C. Klosterman,
------------------------------------------------------------------------------
Ronald E. Hogan, Gerald P. McLaughlin and KPMG Peat Marwick LLP. The complaint
---------------------------------------------------------------
alleges violations of state and federal securities laws based upon purported omissions from the Company's periodic filings with the Commission. More particularly, the complaint alleges that the Company and the defendant directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from the Company. Plaintiffs further allege that the Company's financial statements misrepresented or omitted information concerning contingent liabilities, in the form of guaranteed compensation to management and the Symphony Option described below, and phantom assets in the form of loans recoverable from management, which misrepresentations and omissions allegedly served to inflate the trading price of the Company's Common Stock.

     On July 3, 1997, the Company, on behalf of itself and the named directors and officers, filed a motion to dismiss the lawsuit. A ruling on this motion is pending. All proceedings in the case are stayed pending resolution of the Company's motion. The Company has submitted this claim to its insurance carriers; however, there can be no assurances that the insurance carriers will accept coverage or that, if coverage is accepted, it will be without a reservation of rights by the carriers. The insurance carriers are still reviewing the submission of the claim to reach a decision as to coverage.

     On August 8, 1997, a class action complaint was filed in the United States District Court for the Southern District of California by Yehuda Lefkowitz, on behalf of himself and others similarly situated against the Company and Patrick and Daniel Downs. The complaint alleged that defendants made materially false and misleading statements concerning the Company's business, operations and products. The complaint was voluntarily dismissed, without prejudice, by the plaintiff on September 3, 1997 having never been served and without any payment by the defendants. Though the Company believes, based in part on the opinion of outside counsel, that the action was without merit, there can be no assurances that the plaintiff or others similarly situated will not refile the same or a similar action at a future date.

     The Company had been involved as a plaintiff or defendant in various previously reported lawsuits in Federal courts in both the United States and Canada involving Interactive Network, Inc. ("IN"). With the court's assistance, the Company and IN have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits among the Company, its unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. No substantive action has been taken in furtherance of either action. These actions affect only the Canadian operations of the Company and its Canadian licensee and do not extend to the Company's operations in the United States or elsewhere. Although they cannot be estimated with certainty, any damages the Company might incur in the event the actions are determined adversely to the Company are not expected to be material to the Company.

     In December 1995, the Company entered into an agreement ("Agreement") with Symphony IWN Investment LLC ("Symphony"), an unaffiliated company, under which Symphony invested $3,000,000 for a 10% interest in IWN, Inc. and a limited partner interest in IWN, L.P., a limited partnership of which IWN, Inc. is the general partner. The Agreement included a provision (the "Symphony Option") entitling Symphony to elect to cause the Company to repurchase Symphony's shares of IWN, Inc. and limited partner interest in IWN, L.P. at any time during the period from April 1, 1997 through December 1, 1997 for specified consideration.

     In April 1997, Symphony notified the Company of its election to exercise the Symphony Option, and in June 1997 the Company paid Symphony $3,555,727 in satisfaction of its obligations under the Symphony Option. In July 1997, the Company filed a lawsuit against Symphony containing claims for breach of contract, specific performance, declaratory relief and intentional interference with economic relations and a demand for punitive damages. Despite the fact that Symphony had retained all sums paid by the Company, Symphony claimed it was entitled to approximately $1,000,000 in additional funds and a greater number of warrants to purchase the Company's stock based on anti-dilution provisions in its warrants. The claims of Symphony were set forth in a subsequent lawsuit filed by Symphony in July 1997 against the Company. In the interest of avoiding the expense of legal fees and costs inherent in such litigation, and accomplishing a prompt resolution of such claims, in August 1997, the parties entered into a settlement and general release agreement. More specifically, the Company agreed to pay Symphony an additional $75,000 and issue 72,500 shares of Common Stock. The Company, in turn, received all the outstanding shares of IWN Inc., the limited partner interest in IWN L.P. and warrants to purchase 400,000 shares of NTN Common Stock previously issued to Symphony.

     Item 2.   CHANGE IN SECURITIES.

     In April 1997, the Company granted a warrant to purchase 1,000,000 common shares to Frazier/King Media Holding Co. The warrant was granted pursuant to a consulting agreement whereby Frazier/King agreed to provide financial and management consulting services to the Company. The warrant is exercisable at $2.81 and is immediately exercisable as to 200,000 shares and generally will become exercisable as to the balance of the shares in installments of 100,000 shares on each of the following dates, July 15, 1997, October 15, 1997, January 15, 1998, April 15, 1998, July 15, 1998, October

15, 1997 and January 15, 1999. In the event of a change of control (as defined) of NTN, the warrant will become immediately exercisable in full.

     In September 1997, the Company granted, under its 1995 Stock Option Plan, options to purchase 100,000 common shares to Ms. Esther L. Rodriguez. The option was granted as a result of Ms. Rodriguez agreeing to join the Board of Directors. The option is exercisable at $2.4375 and becomes exercisable as to one-third of the shares covered thereby on the first anniversary of the grant date and will become vested and exercisable as to the balance of the covered shares in two equal installments on the second and third anniversaries of the grant date, subject to Ms. Rodriguez remaining a director.


     Item 3.   DEFAULTS UPON SENIOR SECURITIES.

     Refer to Footnote 5 for a description of the loan from GTECH Corp and repayment subsequent to September 30, 1997.


     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


     Item 6.   EXHIBITS AND REPORTS ON REPORT 8-K.

     (a)   Exhibits

     27.   Financial Data Schedule

     (b)   Reports on Form 8-K

     None.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                   NTN COMMUNICATIONS, INC.



Date:  November 10, 1997            By:  /s/GERALD SOKOL, JR.
                                      ----------------------
                                      Gerald Sokol, Jr.,
                                      President and Chief Executive Officer