Form 10-Q/A
period 1997-03-31
NTN COMMUNICATIONS INC
filed 1997-11-25
CIK 748592

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

     Number of shares outstanding of each of the registrant's classes of common stock, as of November 21, 1997: 23,672,000 shares of common stock, $.005 par value.

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

       The Company has $3,466,000 of cash available at March 31, 1997. In 1996, the Company completed a plan to repurchase equipment related to certain lease obligations. This transaction has resulted in improved cash flow due to the elimination of the lease payments. Further, following the Reorganization, the Company implemented an organization and strategic restructuring plan aimed at reducing overhead expenses, which included a workforce reduction and re-focusing on immediate goals designed to generate immediate results.

       The Company has both short-term and long-term needs for cash outside of its normal operating needs. In recent months, the Company has experienced technical problems related to its Playmaker/R/ device. Further, the Company has also experienced a high rate of customers discontinuing service. A task force has been assembled to review the issue and to make recommendations to improve Playmaker/R/ performance. Based on preliminary data, the Company believes that any required changes can be effected within the next year. The costs are estimated to be less than $1 million and are expected to be funded through current operational cash flow. The Company anticipates that the number of customers discontinuing service due to technical problems may decrease once the Playmaker/R/ performance has been improved, although no assurances can be given that a solution can be reached without undue delay or cost. If the technical problems persist for an extended period of time, it may negatively impact the Company's cash flow from operations.

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

       The Company has several lawsuits pending. In 1996, the Company settled one lawsuit by establishing a settlement fund consisting of $400,000 in cash and 565,000 warrants to purchase the common stock of the Company. This settlement minimizes the amount of cash used and provides for possible future inflow of cash if the warrants are exercised. The Company is currently attempting to settle other lawsuits and may settle these using a similar format of minimal cash and equity instruments.

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


                                       NTN COMMUNICATIONS, INC.



Date:  November 21, 1997               By:  /s/GERALD SOKOL, JR.
                                          ----------------------
                                          Gerald Sokol, Jr.,
                                          President and Chief Executive Officer