Form 10-Q/A
period 1997-06-30
NTN COMMUNICATIONS INC
filed 1997-12-16
CIK 748592

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

               YES [X]       NO [_]


       Number of shares outstanding of each of the registrant's classes of common stock, as of December 11, 1997: 23,672,000 shares of common stock, $.005 par value.

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

       7. Contingencies.
          -------------

       The Company is party to several pending settlements and legal proceedings as described below.

       On April 18, 1995, a class-action lawsuit entitled Lenora Isaacs, On behalf of Herself and All Others Similarly Situated vs. NTN Communications and Patrick J. Downs, was filed in United States District Court for the Southern District of California. The complaint alleges violations of federal securities laws based upon the Company's projected results of operations for the fourth quarter of 1994 and for fiscal 1994, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. Although the Company denies liability based upon the allegations contained in the complaint, in order to avoid the costs and expenses associated with complex and protracted litigation, the Company has agreed to an out-of-court settlement having a total value of approximately $1,450,000. It is anticipated that the settlement would be payable $250,000 in cash and $1,200,000 either in shares of the Company's Common Stock or in cash at the Company's election. The Common Stock would be valued for this purpose at approximately the market price of the Common Stock when the settlement is effected. The proposed settlement is subject to Court approval, and there can be no assurance that the settlement will be approved by the Court as proposed.

       In May 1997, a shareholder derivative action was filed against the Company and certain of its former officers and directors. The complaint which sought injunctive relief and an unspecified amount of damages, alleged that the Company was injured by a lack of independence and breach of business judgment by the defendant officers and directors by virtue of the Resignation Agreements and related transactions entered into between the Company and its former officers in connection with the recent management reorganization. On June 10, 1997, the plaintiff voluntarily dismissed the lawsuit, without prejudice. Although the Company believes, based in part on the opinion of outside counsel, that the action was without merit, there can be no assurances that the plaintiff or others similarly situated will not refile the same or a similar action at a future date.

       On June 11, 1997, the Company was included as a defendant in a lawsuit, entitled Elliot Miller and Jan Iver, Shareholders on Behalf of Themselves and All Others Similarly Situated vs. NTN Communications, Inc., Patrick J. Downs, Daniel C. Downs, Donald C. Klosterman, Ronald E. Hogan, Gerald P. McLaughlin and KPMG Peat Marwick LLP, filed in the United States District Court. The complaint seeks class-action status for alleged violations of state and federal securities laws based upon purported omissions from the Company's periodic filings with the Securities and Exchange Commission. More particularly, the complaint alleges that the Company and the defendant directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from the Company. The plaintiffs further allege that the Company's financial statements misrepresented or omitted information concerning certain alleged contingent liabilities and phantom assets. According to the plaintiffs, these alleged misrepresentations and omissions served to inflate the trading price of the Company's Common Stock. On July 3, 1997, the Company, on behalf of itself and the named directors and officers, filed a motion to dismiss the lawsuit. On November 6, 1997, the motion was granted, with leave to amend, as to the state causes of action and denied as to the federal causes of action. The Company has submitted this claim to its insurance carriers; however, there can be no assurances that the insurance carriers will accept coverage or that, if coverage is accepted, it will be without a reservation of rights by the carriers.

       On August 8, 1997, another purported class-action lawsuit was filed against the Company in the United States District Court for the Southern District of California entitled Yehuda Lefkowitz, on Behalf of Himself and Others Similarly Situated vs. NTN Communications and Patrick J. Downs and Daniel
C. Downs. The complaint, which alleged that defendants made materially false and misleading statements concerning the Company's business, operations and products, was voluntarily dismissed by the plaintiff, without prejudice, on September 3, 1997. Although the Company believes, based in part on the opinion of outside counsel, that the action was without merit, there can be no assurances that the original plaintiff or others similarly situated will not refile the same or a similar action at a future date.

       There can be no assurance that any or all of the foregoing claims will be settled or decided in a manner favorable to the Company. During the pendency of such claims, the Company will continue to incur the costs of defense of the same. The Company generally is not insured against the claims made and, if one or more of the shareholder claims are decided in a manner adverse to the Company, the resulting liabilities to the Company could materially and adversely affect the Company's future financial condition and result of operations.

       In December 1995, the Company entered into an agreement with Symphony IWN Investment LLC ("Symphony"), an affiliated company, under which Symphony invested $3,000,000 for a 10% interest in IWN, Inc., and a limited partner interest in IWN, L.P., a limited partnership of which IWN, Inc. is the general partner. The agreement included a provision (the "Symphony Option") entitling Symphony to elect to cause the Company to repurchase Symphony's shares of IWN, Inc. and limited partner interest in IWN, L.P. at any time during the period from April 1, 1997 through December 1, 1997 for specified consideration.

       In April 1997, Symphony notified the Company of its election to exercise the Symphony Option, and in June 1997 the Company paid Symphony approximately $3,556,000 in satisfaction in full of its obligations under the Symphony Option. Symphony and Symphony Management Associates, Inc., its affiliate, ("SMA"), claimed, however, that Symphony also was entitled to approximately $1,000,000 in additional funds, as well as additional warrants to purchase the Company's stock based on anti-dilution provisions of a warrant held by Symphony. The Company did not record any additional amounts with respect to Symphony's and SMA's claims, since the Company believed, based in part on the advice of outside counsel, that it had satisfied in full its obligations to Symphony.

       On July 1, 1997, the Company and its subsidiary, IWN, Inc., filed a lawsuit against Symphony and SMA in the Superior Court of California for the County of San Diego, North County Branch for alleging breach of contract, specific performance, declaratory relief, and intentional interference with economic relations. On July 3, 1997, Symphony and SMA filed a countersuit in Delaware against the Company and IWN, Inc. seeking specific performance by the Company to deliver a secured promissory note to Symphony in the disputed amount and declaratory relief with respect to Symphony's right to additional warrants based upon alleged dilution and attorneys' fees. The Company and IWN, Inc. filed a motion to dismiss the Delaware lawsuit, and all proceedings in the lawsuit were precluded pending resolution of the Company's motion. In August 1997, the parties entered into a settlement and general release agreement under which the Company paid Symphony $75,000 and issued it 72,500 shares of the Company's Common Stock. Symphony, in turn, surrendered to the Company all the outstanding shares of IWN, Inc., the limited partner interest in IWN L.P. and a warrant to purchase 400,000 shares of the Company's Common Stock held by Symphony.

       The Company had been involved as a plaintiff or defendant in various previously reported lawsuits in Federal courts in both the United States and Canada involving Interactive Network, Inc. ("IN"). With the court's assistance, the Company and IN have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits among the Company, its unaffiliated Canadian licenses and IN, which were filed in Canada in 1992. No substantive action has been taken in furtherance of either action. These actions affect only the Canadian operations of the Company and its Canadian licensee and do not extend to the Company's operations in the United States or elsewhere. Although they cannot be estimated with certainty, any damages the Company might incur in the event the actions are determined adversely to the Company are not expected to be material to the Company.

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


       The Company has $3,045,000 of cash available at June 30, 1997. In 1996, the Company completed a plan to repurchase equipment related to certain lease obligations. This transaction has resulted in improved cash flow due to the elimination of the lease payments. Further, following the Reorganization, the Company implemented an organization and strategic restructuring plan aimed at reducing overhead expenses, which included a workforce reduction and re-focusing on immediate goals designed to generate immediate results.

       The Company has both short-term and long-term needs for cash outside of its normal operating needs. In recent months, the Company has experienced technical problems related to its Playmaker(R) device. Further, the Company has also experienced a high rate of customers discontinuing service. A task force has been assembled to review the issue and to make recommendations to improve Playmaker(R) performance. Based on preliminary data, the Company believes that any required changes can be effected within the next year. The costs are estimated to be less than $1 million and are expected to be funded through current operational cash flow. The Company anticipates that the number of customers discontinuing service due to technical problems may decrease once the Playmaker(R) performance has been improved, although no assurances can be given that a solution can be reached without undue delay or cost. If the technical problems persist for an extended period of time, it may negatively impact the Company's cash flow from operations.

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


       In connection with the resolution of litigation entitled Sahba Azar, et al. On Behalf of Themselves and All Others Similarly Situated vs. NTN Communications, Inc., Donald C. Klosterman, Patrick J. Downs, Daniel C. Downs and Alan P. Magerman, with which four other related actions were ultimately consolidated, the Company has entered into a Stipulation of Settlement Agreement. The terms of the settlement are set forth in greater detail in the Company's prior public filings and more specifically, in the Form 8-K dated June 24, 1996. As of the date of this filing, the registration statement relating to the shares of the Company's common stock underlying the warrants has not yet become effective.


       On April 18, 1995, a class action lawsuit was filed in United States District Court entitled Lenora Isaacs, On behalf of Herself and All Others Similarly Situated vs. NTN Communications and Patrick J. Downs. The complaint alleges violations of federal securities laws based upon the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. The Company, which has assumed the defense of this matter on behalf of all defendants, has denied liability based upon the allegations contained in the complaint. Plaintiffs have claimed to be entitled to damages between $8 million and $10 million. The Company believes, based in part on the advice of outside counsel, that the actual damages, if any, would be substantially less than such amount. As previously announced, in order to avoid the costs and expenses associated with complex litigation including attorney fees, expert fees and costs, analyses which must be conducted and other costs necessary to prepare to defend this case at trial and perhaps through the appeals process, in addition to the business disruption occasioned by such protracted litigation, the Company has agreed to an out-of-court settlement having a total value of $1,450,000. The settlement, which is subject to final court approval, consists of $250,000 in cash with the remaining balance of $1,200,000 being payable with the Company's common stock or in cash, at the Company's election. The Company had previously established reserves to cover the Settlement.

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


       On June 11, 1997, the Company was included as a defendant in the litigation entitled Elliot Miller and Jan Iyer, shareholders on behalf of themselves and all others similarly situated vs. NTN Communications, Inc., Patrick J. Downs, Daniel C. Downs, Donald C. Klosterman, Ronald E. Hogan, Gerald
P. McLaughlin and KPMG Peat Marwick LLP, which complaint was filed by the same lead plaintiff and lead attorneys as in the previously dismissed derivative action. The new complaint alleges violations of state and federal securities laws based upon purported omissions from NTN's filings with the Securities and Exchange Commission. More particularly, the complaint alleges that the directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from NTN. Plaintiffs further allege that defendants made false statements about, and failed to disclose, contingent liabilities (guaranteed compensation to management and the "Put" due to Symphony IWN Investment LLC) and phantom assets (loans to management) in NTN's financial statements and Peat Marwick's audit reports, all of which served allegedly to inflate the trading price of NTN's common stock.

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

       As previously announced by the Company, in April 1997, LLC notified the Company of its election to exercise the Put Option. On June 18, 1997, the Company paid LLC approximately $3,556,000 with funds loaned to the Company by GTECH Corporation. Though LLC retained all sums paid by Company, LLC claims it is entitled to approximately $1,000,000 in additional funds and a greater number of warrants to purchase the Company's stock based on anti-dilution provisions in its warrants. The claims of SMA and LLC were set forth in a subsequent lawsuit filed by SMA and LLC in Delaware on July 3, 1997 against the Company and IWN, Inc. More specifically, the lawsuit seeks specific performance by the Company to deliver a secured promissory note, declaratory relief with respect to LLC's right to additional warrants based upon alleged dilution and attorneys' fees. The Company and IWN, Inc. have filed a motion to dismiss the Delaware lawsuit, and all proceedings in the lawsuit are precluded pending resolution of the Company's motion. The Company intends to vigorously prosecute its California action and defend against the Delaware lawsuit filed by SMA and LLC. In the meantime, however, in the interest of avoiding the expense of legal fees and costs inherent in such litigation, and accomplishing a prompt resolution of such claims, the Company has been engaged in settlement negotiations with SMA and LLC. There can be no assurance that such litigation can be amicably resolved without the need for further litigation, nor can there be any assurance that if the litigation does proceed, the Company will be the prevailing party.



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


                                        NTN COMMUNICATIONS, INC.



Date:  December 15, 1997                By:  /s/GERALD SOKOL, JR.
                                           ----------------------
                                           Gerald Sokol, Jr.,
                                           President and Chief Executive Officer