Form 10-K/A
period 1996-12-31
NTN COMMUNICATIONS INC
filed 1997-12-18
CIK 748592

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


                              YES   [X]    NO [ ]
                                    ---       ---

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

     At April 10, 1997 Registrant had 23,265,000 shares of Common Stock, $.005 par value, issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Annual Report to Shareholders for the period ended December 31, 1996 are incorporated by reference into Part I of this Report. Portions of Registrant's definitive Proxy Statement for its November 1997 meeting of stockholders are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS


Item                                                                                           Page
                                    Part I

1.        Business                                                                              3

2.        Properties                                                                           18

3.        Legal Proceedings                                                                    19

4.        Submission of Matters to a Vote of Security Holders                                  20

                                    Part II

5.        Market for Registrant's Common Equity and Related Stockholder Matters                20

6.        Selected Financial Data                                                              21

7.        Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                        22

8.        Consolidated Financial Statements and Supplementary Data                             30

9.        Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                 30

                                   Part III

10.       Directors and Executive Officers of the Registrant                                   30

11.       Executive Compensation                                                               30

12.       Security Ownership of Certain Beneficial Owners and Management                       30

13.       Certain Relationships and Related Transactions                                       30

                                    Part IV

14.       Exhibits, Consolidated Financial Statement Schedule, and Reports on
          Form 8-K                                                                             31

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

     In 1994, the Company formed LearnStar, Inc. ("LearnStar"). In 1995, the Company reacquired the shares of LearnStar, Inc. held by others to increase its ownership in LearnStar to 100%. In December, 1995, the Company entered into an agreement to sell a 45% interest in LearnStar to Associated Ventures Management, Inc. ("Associated Ventures") In September 1996, the Company and Associated Ventures agreed to rescind the agreement. Accordingly, LearnStar once again became a wholly-owned subsidiary of NTN.

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

     In March 1997. concurrent with the reorganization, Mr. Gerald Sokol, Jr., Chief Operating Officer and Chief Financial Officer was named President of the Company. Mr. Ed Frazier, a director of NTN, has assumed the role of acting Chairman of the Board. Further, the Company announced the formation of an Executive Committee comprised of Mr. Frazier, who is a former President of Liberty Sports, Inc. and Mr. Peter Sealey, a former Senior Vice President for the Coca-Cola Company. The Executive Committee is responsible for developing operational, advertising and market strategies, as well as revising the strategic plan and developing new business opportunities for the Company. In May 1997, the Executive Committee was dissolved.

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

                                    [Chart]

     In addition to tabulating Playmaker(R) responses at the Location and communicating with the Company's Broadcast Center, the Location System can manipulate screens locally by calling up high-resolution computer generated graphics and inserting the screens into the broadcast schedule. Accordingly, the Company offers both national and local advertising.

     Interactive Sports Game Programs.  Network Services offers a variety of
     ---------------------------------
sports and entertainment trivia games that challenge players' skill and knowledge and create significant customer loyalty. An example of interactive sports programming is QB1(R), the Company's first and most renowned game program. QB1(R) is an interactive football strategy game exclusively licensed by the NFL, which tests a player's ability to predict an offensive team's plays during a live televised football game. Points are awarded based on the accuracy of the player's prediction, rather than whether the team scores or advances the ball. The Company broadcasts QB1(R) in conjunction with every NFL game and selected Canadian Football League and college football games.

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

     NTN PREMIUM TRIVIA GAMES - Promotion-oriented weekly game shows that generally require 1-2 hours of participation. Prizes are awarded to the top finishers, except where prohibited by law. Games include the following:


            GAME                                                             DESCRIPTION
            ----                                                             -----------
Trivial Pursuit (R)                                       Interactive version of the famous Trivial Pursuit game -
                                                          licensed from Hasbro Interactive.

Playback (TM)                                             Music trivia

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

     Information Programming.  During the hours in which the Company is not
     ------------------------
broadcasting interactive games, the Company uses its broadcast network to transmit sports information as well as NTN Network programming information. The Company obtains the majority of its sports information (for which it pays a monthly fee) from Sportsticker wire service, electronically formats the information and then retransmits it for broadcast to Locations.

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

     Most of the interactive sports and trivia games currently broadcast over the NTN Network are also available directly to consumers in their homes through a variety of media, including computer on-line services and interactive television (ITV) networks. The Company's Online/Internet Services are unique since the programs are not dependent upon, and consequently not bound by, any particular technology or method of transmission. Regardless of which technology emerges as the primary means of transmission on the "information highway", management believes it's programming content will be available to the household.

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

                                    [CHART]

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

     IWN's first product, HomeStretch(TM), turns a personal computer into a gateway for pari-mutuel wagering. The Windows 95-based product will allows racing fans to establish and fund an account at the racetrack, review race information, and create wagers. Using a modem, the player connects to IWN's Gaming Host System, located in Carlsbad, California, which provides connectivity to the racetrack totalisator system, funds transfer system, and information providers. The Gaming Host System is an on-line transaction processing engine that provides the security, administration, financial transaction processing services and switching capabilities necessary to support interactive gaming and wagering from the home or virtually anywhere. In October 1996, IWN conducted real-time contest wagering utilizing HomeStretch(TM) in conjunction with the Ontario Jockey Club, Canada s premier racing organization, and the 1996 Breeders' Cup. Contest wagering and beta testing is ongoing pending final regulatory approval to operate the IWN system in conjunction with real money betting. To date, no significant revenues have been realized from this product.

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

     No action has been brought against the Company by the owners of the applicable rights with respect to any of the Company's broadcasts of interactive games in conjunction with live sports events, nor does the Company anticipate any such actions.

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

     The majority of the Company's revenue (84%) is generated from Network Services that is the fees generated from it's broadcast subscription service via the NTN Network. The NTN Network is a live, multi-player interactive entertainment system. As noted below, the Company does not have direct competitors who supply this type of service. As further noted below, the Company does compete for total entertainment dollars in its marketplace, including other forms of entertainment typically provided in public eating and drinking establishments such as music-based systems and cable and pay-per view television. Accordingly, the Company is the only company offering its specific services in its primary market and therefore has no major competitors for its services.

     For other revenue streams, specifically Online Services and LearnStar products, the Company is a very small player in a large market. Further, the revenue generated from these sources has been growing, but continues to represent a small portion of the Company's business.


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

Gaming and Entertainment Television       Plans to offer the hotel and sports bar markets
                                          closed circuit pay-per-view and sports fantasy
                                          leagues with participant wagering.

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

     The Company has traditionally funded its growth through sales of equity and various debt financings. Although the Company should benefit from additional operational cash flow from growth of new Locations, there can be no assurances that this cash flow will be sufficient to sustain the Company's operations. The Company has generated cash in the past from the sale of licenses, however, this source is sporadic and dependent upon many influences, including the Company's willingness to continue foreign licensing activities. Another source of cash in recent years has been advertising revenue. Although this revenue source has grown rapidly in recent years, the NTN Network remains a relatively new media for advertisers. There can be no assurances that advertising revenue will continue to grow and that the interactive broadcasting medium will be a more accepted advertising venue.

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

Year Ended December 31, 1996 as Compared to the Year Ended December 31, 1995

     The Company incurred a net loss of $22,952,000 for the year ended December 31, 1996 compared to a net loss of $3,948,000 for the year ended December 31, 1995. The results include a gain on the sale of the Company's New World subsidiary of $4,219,000, net of taxes of $16,000, and operating losses of $1,317,000. In 1996, the Company treated New World as a discontinued operation. In the second quarter, the Company reported an estimated tax expense of $1,000,000. The change in the estimated tax liability resulting form the sale resulted from a revision in the estimated income tax provision based on a recently concluded analysis of the relevant tax laws and a valuation study performed to establish the Company's minimum tax liability The 1995 results have been adjusted to reflect the sale of New World in 1996 as a discontinued operation. The 1996 results also include other significant charges for the resignation and termination of officers and layoffs of other personnel, cancellation of notes receivable, loss on buyout of lease commitments, a write-down of assets associated with business activities that the Company has determined will no longer be pursued, a write-down for obsolete inventory and equipment, and accrual for costs and expenses for the resolution of litigation. In addition, the current year's results of operations include charges related to the issuance of equity instruments pursuant to the guidelines of SFAS 123. An analysis of revenue and operating costs follows a discussion of the significant other charges.

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

     On April 8, 1997, Symphony exercised the Put Option. At December 31, 1996, the aggregate obligation, assuming the Put Option would be exercised, was $3,045,000. This amount has been recorded as a short-term borrowing in the consolidated financial statements as of December 31, 1996. The Put Option is payable in cash or common stock, or a combination thereof, at Symphony's election (subject to the Company's determination of sufficient funds available), or conversely Symphony can elect to accept a promissory note for up to two years bearing interest at 27.5% per annum. Operating losses for IWN L.P. aggregated $2,961,000 in 1996.

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

     In 1996, the Company reported a loss of $22,952,000. The 1996 results include substantial charges for the management reorganization and layoffs of other personnel, cancellation of debt, loss on buyout of lease obligations, a write-down of assets associated with business activities that the Company has determined will no longer be pursued, write-down for obsolete inventory and equipment, and accrual for legal and litigation settlements. In addition, the current year includes charges related to the issuance of equity instruments as recorded under the guidelines of SFAS 123. Many of these are non-cash related charges which will have no impact on future cash flow. None of the non-cash charges are due to contractions in the core businesses of the Company, and therefore are not expected to effect future liquidity or results of operations. Charges for the management reorganization and potential liabilities related to settlement of litigation will generally be paid over an extended period of time in excess of one year. The management reorganization and lay-offs of other employees were not due to a contraction in the Company's core businesses, but rather are cost-cutting measures being implemented to improve operations. These liabilities, depending on the extent and timing, could effect future liquidity, but are expected to be funded from on-going operations.

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

     The 24% decrease in Accounts Receivable - Trade from $2,668,000 to $2,031,000 at December 31, 1996, reflects the overall growth of the Company's primary operations, the effect of churn from Network Services customers and an increase in the allowance for doubtful accounts due to risks associated with Network Service customers, educational and international customers. Accounts Receivable- Other decreased from $1,750,000 to zero, the result of payments received and the buyout of certain lease obligations. Notes Receivable - Related Parties decreased from $4,468,000 to zero, primarily due to the cancellation of notes receivable related to the management reorganization.

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

     The decrease in total Deferred Revenue (long-term and current) from $2,253,000 to $1,254,000 reflects the buy-out of lease obligations, amortization of deferred gains, offset by a $500,000 deferral related to an agreement with Bell Canada. Revenue related to the Bell Canada agreement will be recognized as product is scheduled to be delivered, beginning in 1997. Other long-term liabilities is comprised of amounts related to settlement agreements.

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

     Management has implemented an organizational and strategic restructuring aimed at reducing overhead expenses by 20% and rationalizing the Company's business lines. This involved a workforce reduction, including five senior officers, the buyout of many high-rate lease obligations, and restructuring its management personnel and responsibilities. Management believes that these factors will contribute toward achieving profitability and improving cash flow.

     The Company had $6,579,000 of cash available at December 31, 1996. As noted earlier, the Company completed a plan to repurchase equipment related to certain lease obligations. This transaction is expected to result in improved cash flow due to the elimination of the lease payments. Further, following the Reorganization, the Company implemented an organization and strategic restructuring plan aimed at reducing overhead expenses, which included a workforce reduction and re-focusing on immediate goals designed to generate immediate results.

     The Company has both short-term and long-term needs for cash outside of its normal operating needs. In recent months, the Company has experienced technical problems related to its Playmaker(R) device. Further, the Company has also experienced an unusually high rate of customers discontinuing service. A task force has been assembled to review the issue and to make recommendations to improve Playmaker(R) performance. Based on preliminary data, the Company believes that any required changes can be effected within the next year. The costs are estimated to be less than $1 million and are expected to be funded through current operational cash flow. The Company anticipates that the number of customers discontinuing service due to technical problems may revert to historical levels once the Playmaker(R) performance has been improved, although no assurances can be given that a solution can be reached without undue delay or cost. If the technical problems persist for an extended period of time, it may negatively impact the Company's cash flow from operations.

     As noted earlier, the Company completed a reorganization of its management team that will require the payment to former officers over the next three years. These payments include contractual amounts under employment agreements and payment for unused vacation leave. Further, payments in 1997 include amounts due for previously deferred compensation of approximately $500,000. The Company has specific assets identified that will be liquidated to pay-off the deferred compensation obligation; therefore, no current cash assets will be utilized for that portion of the obligation. All other obligations owing to former officers are expected to be funded through operations through 1999.

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

     As part of the Reorganization, the Company terminated the pension and deferred compensation plan that benefited only former officers. The termination of these plans will generate approximately $500,000 in cash, after payment of related loans against these assets.

     The Company believes that its cash balances, cash generated from termination of the pension and deferred compensation plans, and cash flow from operations in the coming year will be adequate to cover its capital and other needs for 1997. The Company also has many outstanding options and warrants for the purchase of Company stock that will reach maturity in 1997. Many of these options and warrants are exercisable at below the current trading price of the Company's stock and may result in additional cash proceeds, if exercised.

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

                                   PART III

                                  MANAGEMENT


     Item 10.  Directors and Executive Officers of the Registrant
               --------------------------------------------------

     The following table sets forth as of December 31, 1996 certain information regarding the directors and executive officers of NTN Communications, Inc. (the "Company"):

          Name                  Age        Position(s) Held
     -----------------------------------------------------------------------
          Edward Frazier (1)    44  Chairman of the Board of Directors and
                                    Interim Chief Executive Officer
          Gerald Sokol, Jr.     34  President and, Chief Financial Officer,
                                    Director
          Robert M. Bennett(1)  70  Director
          Patrick J. Downs (2)  60  Director
          Daniel C. Downs (2)   57  Director
          Donald C. Klosterman  67  Director
          Alan P. Magerman      62  Director
          Jerry V. Petrie       55  Executive Vice President-Marketing
          Colleen Anderson      46  President, IWN Inc.

---------------
     (1) Member of Executive Committee, Audit Committee, and Compensation Committee.
     (2) Patrick J. Downs and Daniel C. Downs are brothers.


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

     Daniel C. Downs has been a director since April 1985. Mr. Downs was President and Chief Operating Officer of the Company from April 1994 until March 1997, prior to which time Mr. Downs served as Executive Vice President `and Chief Operating Officer of the Company (or its predecessor) since 1983. Until March 1997, Mr. Downs also served as a director and as Chairman of the Board of the Company's IWN, Inc. subsidiary.

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


     Section 16(A) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

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

     Item 11.  Executive Compensation
               ----------------------

     Summary Compensation Table

     The following Summary Compensation Table shows the compensation paid or accrued as of each of the last three fiscal years to the Chief Executive Officer of the Company and to the four most highly compensated executive officers of the Company who were serving as executive officers at the end of fiscal year 1996 (collectively, the "Named Executive Officers").

                                                                        Long-
                                                                        Term
                         Annual Compensation                        Compensation
                                                                       Awards
--------------------------------------------------------------------------------

                                                                      Securities
                                                        Other Annual  Underlying
Name and Principal Position    Year  Salary (1)  Bonus  Compensation   Options
--------------------------------------------------------------------------------

Gerald Sokol Jr. (3)
Chief Financial Officer and
Chief Operating Officer        1996  $ 87,423     --     $164,480 (4)   875,000

Patrick J. Downs (2)
Chief Executive Officer        1996   192,885     --      930,879 (5)   200,000
                               1995   192,044     --           --       200,000
                               1994   169,950     --           --       200,000

Daniel C. Downs (2)
President                      1996   192,885     --      629,141 (5)   200,000
                               1995   192,044     --           --       200,000
                               1994   169,950     --           --       200,000

Gerald P. McLaughlin (2)
Executive Vice President -
Systems                        1996   186,100     --      492,690 (5)    25,000
                               1995   184,333     --           --        75,000
                               1994   163,126     --           --        75,000

Ronald E. Hogan (2)
Executive Vice President -
Administration                 1996   151,617     --      445,384 (5)    20,000
                               1995   150,177     --           --        50,000
                               1994   132,900     --           --        75,000

     -------------------
(1) Includes amounts, if any, deferred under the Company's 401(k) Plan and Deferred Compensation Plan.

(2) In March 1997, NTN announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chairman of the Board and Chief Executive Officer of NTN and Daniel C. Downs resigned as NTN's President. Both continued to serve on NTN's Board of Directors until August 27, 1997 at which date they resigned from the Board of Directors. In connection with the reorganization, Ronald E. Hogan resigned as Senior Vice President and Gerald P. McLaughlin, formerly Executive Vice President of NTN was terminated.

(3) Mr. Sokol joined the Company in July 1996. No data is available for prior years.

(4) Represents a $150,000 home loan made to Mr. Sokol in August 1996, which in accordance with its terms was forgiven in March 1997, and moving expenses paid or reimbursed by NTN in connection with Mr. Sokol's joining NTN.

     (5) In March 1997, NTN entered into separate Resignation and General Release Agreements (the "Resignation Agreements") with each of the Named Executive Officers indicated for the purpose of settling their prior employment agreements and other contracts and arrangements with NTN. See "Termination of Employment and Change in Control Arrangements." Each of the former Named Executive Officers was indebted to NTN for prior loans extended to them by NTN in the amounts shown in the table. In accordance with the original terms of the loans, pursuant to the Resignation Agreements, NTN agreed to cancel such indebtedness as of December 31, 1996. Pursuant to the Resignation Agreements, each of the former executives agreed to enter into Consulting Agreements with NTN, in consideration of which NTN agreed to honor certain provisions of the prior employment agreements of the Named Executive Officers which called for NTN's payment of the former Named Executives Officers' annual salaries for the remaining terms of such employment agreements. These payments, along with payments for accrued vacation and certain other amounts which NTN paid or has agreed to pay to the former Named Executive Officers, will be reported as required in future reports of NTN relating to the periods for which such payments are made.


     Stock Option Grants

     The following table contains information concerning grants of stock options during fiscal 1996 with respect to the Named Executive Officers.

     OPTION GRANTS IN LAST FISCAL YEAR

                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                                                                         Annual Rates of Stock
                                                                                         Price Appreciation for
                                Individual Grants                                            Option Term (1)
-----------------------------------------------------------------------------------      ----------------------

                        Number of        % of
                         Shares      Total Options
                       Underlying     Granted to
                        Options      Employees In
Name                    Granted       Fiscal Year   Exercise Price  Expiration Date          5%           10%
-----------------------------------------------------------------------------------      ----------------------

Gerald Sokol, Jr.      78,740 (2)         2.8%               $2.81          7/16/06        139,149      352,631
                      221,260 (3)         7.9%                2.81          8/15/06        391,009      990,894
                      400,000 (4)        14.3%                2.81          8/15/06        706,878    1,791,367
                      175,000 (5)         6.2%                2.81         11/03/06        309,259      783,723

Patrick J. Downs      200,000 (6)         7.2%                3.50         11/03/06        440,226    1,115,620

Daniel C. Downs       200,000 (6)         7.2%                3.50         11/03/06        440,226    1,115,620

Gerald P. McLaughlin   25,000 (7)         0.9%                3.50         11/03/06         55,028      139,452

Ronald E. Hogan        20,000 (8)         0.7%                3.50         11/03/06         44,023      111,562

     --------------------

     (1) The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the Securities and Exchange Commission and do not represent management's estimate or projection of future value of the Common Stock.
     (2) Represents an option granted under NTN's 1995 Option Plan. The option was immediately exercisable upon grant as to 19,685 shares covered thereby and was to become exercisable as to the balance of the covered shares in three equal installments on each of the first, second, and third anniversaries of the date of the grant, subject to acceleration in the event of a "Change in Control Event" (as defined). Such a Change of Control Event occurred in March 1997 as a consequence of the reorganization of the Company's management, and the option became vested and exercisable in full as of that time. The original exercise price of the option of $5.08 per share was reduced in May 1997 to the exercise price shown in the table.
     (3) Represents an option granted under NTN's 1995 Option Plan. The option was immediately exercisable upon grant as to 80,315 shares covered thereby and was to become exercisable as to the balance of 140,945 covered shares in three equal installments on each of the first, second, and third anniversaries of the date of the grant, subject to acceleration in the event of a "Change in Control Event" (as defined). Such a Change of Control Event occurred in March 1997 as a consequence of the reorganization of the Company's management, and all of the option became vested and exercisable in full as of that time. The original exercise price of the option of $5.00 per share was reduced in May 1997 to the exercise price shown in the table.
     (4) Represents a special option which is to become exercisable only if the closing price of the Common Stock is at least $11 per share for more than ten consecutive days prior to August 15, 1998, subject to acceleration in the event of a "Change in Control Event" (as defined). Such a Change of Control occurred in March 1997 as a consequence of the reorganization of the Company's management, and the option became vested and exercisable in full as of that time. The original exercise price of the option of $5.00 per share was reduced in May 1997 to the exercise price shown in the table.
     (5) Represents an option granted under NTN's 1995 Option Plan which is to become exercisable in three equal installments on each of the first, second and third anniversaries of the date of grant only in the event NTN meets its 1997 operating budget, subject to acceleration in the event of a "Change in Control" (as defined) of NTN. If NTN does not meet its operating budget for 1997, the options then become exercisable in three equal installments on each of the first, second and third anniversaries of the date of grant only in the event NTN meets its 1998 operating budget, subject to acceleration in the event of a "Change in Control Event" (as defined) of NTN. The original exercise price of the option of $3.50 per share was reduced in May 1997 to the exercise price shown in the table.
     (6) Represents options granted under the Company's 1995 Option Plan which were immediately exercisable upon grant.
     (7) Represents options granted under the Company's 1995 Option Plan which became exercisable in March 1997.
     (8) These options were cancelled in March 1997 in connection with Mr. Hogan's resignation from NTN.

     Stock Option Exercises and Option Values

     The following table contains information concerning stock options unexercised at the end of fiscal 1996 with respect to the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                          Number of Securities                 Value of Unexercised
                                                         Underlying Unexercised           In-the-Money Options at Fiscal
                                                       Options At Fiscal Year-End                  Year-End (1)
                                                     ---------------------------------------------------------------------
                    Shares
                    Acquired on         Value
Name                Exercise            Realized     Exercisable       Unexercisable      Exercisable      Unexercisable
--------------------------------------------------------------------------------------------------------------------------

Gerald Sokol, Jr.         --                 --          100,000             775,000          100,250         776,938 (2)

Patrick J. Downs          --                 --          750,000         -- (3)               146,875                *
Daniel C. Downs           --                 --          750,000         -- (4)               146,875                *
Gerald P. McLaughlin      1,070          $   869         250,000         -- (5)                     *                *
Ronald E. Hogan          15,577           12,656         413,000         -- (6)               175,313                *

     ---------------
(1) Represents the amount by which the aggregate market price on December 31, 1996 of the shares of the Company's Common Stock subject to such options exceeded the respective exercise prices of such options. An asterisk denotes that the respective exercise prices of the options shown exceeded the market price of the underlying shares of Common Stock at December 31, 1996.
(2) Based on the exercise price of the options as amended in May 1997.
(3) Effective December 31, 1996, Patrick J. Downs surrendered to the Company for cancellation incentive and non-qualified options to purchase 634,000 shares of Common Stock of the Company.
(4) Effective December 31, 1996, Daniel C. Downs surrendered to the Company for cancellation incentive and non-qualified options to purchase 684,000 shares of Common Stock of the Company.
(5) Effective December 31, 1996, Gerald P. McLaughlin surrendered to the Company for cancellation incentive and non-qualified options to purchase 200,000 shares of Common Stock of the Company. At the same time, the Company vested certain options held by Mr. McLaughlin to purchase 100,000 shares and issued to Mr. McLaughlin a fully vested option to purchase 150,000 shares of Common Stock of the Company.
(6) Effective December 31, 1996, Ronald E. Hogan surrendered to the Company for cancellation incentive and non-qualified options to purchase 245,000 shares of Common Stock of the Company.


     Director Compensation

     Directors currently receive cash compensation of $2,000 per month for their services as directors. Directors are also eligible for the grant of options or warrants to purchase common stock from time to time for services in their capacity as directors.

     Upon joining the Board in August 1996, Messrs. Bennett and Frazier were granted options to purchase 100,000 shares each at an exercise price of $5.00 per share. These options became vested as to one-third of the shares covered thereby on the first anniversary of grant date and will become vested and exercisable as to the balance of the covered shares in two equal installments on the second and third anniversaries of the grant date, subject to Messrs.

Bennett and Frazier remaining as directors. The options were amended in May 1997 to reduce their exercise prices to $2.81 per share and to provide for immediate vesting and exercisability in the event of a "Change of Control Event" as defined.

     Upon joining the Board in September 1997, Ms. Rodriguez was granted options to purchase 100,000 shares of Common Stock at an exercise price of $23.56 per share. Ms. Rodriguez's options will become vested and exercisable in three equal installments on the first, second and third anniversaries of the grant date, subject to Ms. Rodriguez remaining as a director. The options provide for immediate vesting in full in the event of a "Change of Control Event" as defined.



     Termination of Employment and Change in Control Arrangements

     In March 1997, following an internal review by NTN's independent directors acting with advice of counsel to the independent directors, NTN agreed with Patrick J. Downs, Daniel C. Downs, Gerald P. McLaughlin, and Ronald E. Hogan that each officer would resign or be terminated. Pursuant to Resignation Agreements between each former officer and NTN, the existing employment agreements of the former officers were terminated and each former officer entered into Consulting Agreements with NTN, under which each former officer agreed to consult with NTN on such matters as it may request from time to time. The three-year terms of the Consulting Agreements coincide with the remaining terms of the prior employment agreements.

     Pursuant to the Resignation Agreements, NTN agreed to honor certain provisions of the prior employment agreements of the former officers which called for payment of the former officers' annual salaries for the remaining terms of such employment agreements and to pay the former officers all deferred compensation and accrued vacation accumulated by them through December 31, 1996. The former officers relinquished any right under the prior employment agreements to certain bonuses based on future performance of NTN and surrendered to NTN for cancellation certain options held by them to purchase an aggregate of 1,763,000 shares of Common Stock. The Resignation Agreements also contain mutual, general releases between NTN and each of the former officers with respect to their prior employment and other relations between the parties.

     Patrick J. Downs, Daniel C. Downs, Gerald P. McLaughlin, and Ronald E. Hogan will receive under their Consulting Agreements the sum of $746,160, $746,160, $812,887 and $583,492, respectively. The resigning officers also will continue to receive medical benefits and life insurance paid for by NTN, and for 36 months, Patrick J. Downs, Daniel C. Downs and Gerald P. McLaughlin will continue to receive a monthly car allowance.

     In connection with the Consulting Agreements, NTN also agreed to extend the expiration dates of certain options and warrants held by the former officers and, with respect to Patrick J. Downs and Daniel C. Downs, to waive provisions of their respective stock options which required the exercise of certain options within a specified period of time following termination. Using the 5% and 10% assumed rates of appreciation prescribed by the rules and regulations of the Securities and Exchange Commission, the potential realizable value to the former officers of these option and warrant extensions and waivers is as follows:
Patrick J. Downs --$850,670 and $2,076,507, respectively; Daniel C. Downs -- $931,443 and $2,259,752, respectively; Gerald P. McLaughlin -- $392,543 and $947,099, respectively; and Ronald E. Hogan --$527,940 and $1,231,620, respectively.

     In connection with the management reorganization, NTN agreed to the vesting of certain options held by Mr. McLaughlin to purchase 100,000 shares and issued to Mr. McLaughlin a fully vested option to purchase 150,000 shares of Common Stock of NTN. NTN also paid Alan P. Magerman, a director of NTN and aggregate of $225,000 and purchased from Mr. Magerman for a price of $81,250 certain warrants to purchase 325,000 shares of Common Stock held by Mr. Magerman.

     Each of the former officers was indebted to NTN for certain prior loans extended to them by NTN, which by their terms were cancelable under certain circumstances in the event of termination of the officer's employment. As a result, the management reorganization triggered the cancellation of indebtedness of Patrick J. Downs, Daniel C. Downs, Gerald P. McLaughlin, and Ronald E. Hogan to NTN in the amounts of $930,879, $629,141, $492,690 and $445,384, respectively.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management
               --------------------------------------------------------------

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

           Name                           Number of              Percent of
                                     Shares Beneficially   Common Stock (1)
                                            Owned
-------------------------------------------------------------------------------
Edward C. Frazier                             10,000                      *
Gerald Sokol, Jr.                            130,000 (2)
Daniel C. Downs (3)                          928,794 (4)               4.0%
Patrick J. Downs (3)                         887,819 (5)               3.4%
Donald C. Klosterman                         687,749 (6)               2.8%
Alan P. Magerman                             645,000 (7)               2.7%
Robert M. Bennett                             70,000
Ronald E. Hogan (3)                          592,047 (8)               2.4%
Gerald P. McLaughlin (3)                     297,462 (9)               1.0%
All executive officers and directors of
the Company as a group (ten persons)       4,248,371 (10)             15.4%

     ------------------
(1) Included as outstanding for purposes of this calculation are 23,314,000 shares of Common Stock (the amount outstanding as of April 28, 1997) plus, in the case of each particular holder, the shares of Common Stock subject to currently exercisable options, warrants, or other instruments exercisable for or convertible into shares of Common Stock (including such instruments exercisable within 60 days after April 29, 1997) held by that person, which instruments are specified by footnote. Shares issuable as part or upon exercise of outstanding options, warrants, or other instruments other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.
(2) Includes 100,000 shares subject to currently exercisable options held by Mr. Sokol.
(3) Patrick J. Downs, Daniel C. Downs, Ronald E. Hogan, and Gerald P. McLaughlin are no longer officers of NTN. In August 1997, Patrick J. Downs and Daniel C. Downs resigned as directors also.
(4) Includes 250,000 shares subject to currently exercisable warrants and 416,667 shares subject to currently exercisable options held by Mr. Downs.
(5) Includes 250,000 shares subject to currently exercisable warrants and 366,667 shares subject to currently exercisable options held by Mr. Downs.
(6) Includes 200,000 shares subject to currently exercisable warrants and 150,000 shares subject to currently exercisable options held by Mr. Klosterman.
(7) Includes 245,000 shares subject to currently exercisable warrants granted to The Oracle Group, a corporation wholly-owned by members of Mr. Magerman's family, which were subsequently assigned to Phyllis Magerman, Mr. Magerman's wife, and 400,000 shares subject to currently exercisable options held by Mr. Magerman.
(8) Includes 200,000 shares subject to currently exercisable warrants and 179,667 shares subject to currently exercisable options held by Mr. Hogan.
(9) Includes 200,000 shares subject to currently exercisable options owned by Mr. McLaughlin.

(10) Includes 1,345,000 shares subject to currently exercisable warrants and 1,913,000 shares subject to currently exercisable options held by executive officers and directors, including those described in notes (2) through (9) above.


     Item 13.  Certain Relationships and Related Transactions
               ----------------------------------------------


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

     In April 1996, the Company restructured the loans to the director and officers as described in the preceding paragraph. Pursuant to the restructuring, each director and officer executed a three-year promissory note in favor of the Company in a principal amount equal to the aggregate outstanding principal balance and accrued interest on the loans as follows: Donald C. Klosterman - $1,179,043; Patrick J. Downs - $680,429; Daniel C. Downs -$629,141; Gerald P.
McLaughlin - $492,691; Ronald E. Hogan - $445,384; and Robert Klosterman - $237,383. The terms of the notes were as follows: 10% of the principal amount was due at the end of 12 months from the date of the note; an additional 30% of the principal amount was due at the end of 24 months; and the balance of the principal amount (i.e., 60%) was due at the end of 36 months. The notes were prepayable at any time without penalty and bore interest at the rate of 6% per annum, which was payable annually in arrears.

     The maker of each note had the option to satisfy amounts outstanding under his note by relinquishing to the Company for cancellation either (i) shares of the Company's Common Stock (valued for this purpose at the closing market price on the date of transfer), or (ii) warrants to purchase the Company's Common Stock (valued for this purpose at the fair market value on the date of transfer as determined in good faith by the Board of Directors of the Company). To the extent the maker of a note surrendered to the Company shares of Common Stock in satisfaction of all or part of his note or interest thereon, the executive was to be granted a 10-year nontransferable option (an incentive stock option to the extent permissible) to purchase the same number of shares of Common Stock as were being surrendered, which would be immediately exercisable at an exercise price equal to the value at which the Common Stock was surrendered to the Company in satisfaction of the note, subject to shareholder approval if required by law or stock exchange rules.

     Under the terms of the notes, if any officer was terminated by the Company for any reason other than for "cause" at any time within the three-year term of his note (or in the case of Donald C. Klosterman, if the stockholders failed to reelect him to the Board of Directors), the balance of the note and any interest accrued thereon were to be canceled. "Cause" for this purpose was defined as personal dishonesty or willful misconduct which materially and adversely affects the Company.

     In March 1997, Patrick J. Downs, Daniel C. Downs, Ronald E. Hogan, and Gerald P. McLaughlin resigned or were terminated. Pursuant to Resignation and General Release Agreements effective December 31, 1996 between the Company and each resigning officer, the Company canceled the obligations of Patrick J. Downs, Daniel C. Downs, Ronald E. Hogan and Gerald P. McLaughlin under the foregoing notes, the principal and accrued interest of which totaled $930,879, $629,141, $445,384 and $492,690, respectively. See "Executive Compensation - Employment Agreements and Termination of Employment and Change in ControlArrangements."

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

     In August 1997, Patrick J. Downs, Daniel C. Downs, and Alan P. Magerman resigned as directors of NTN. No compensation was paid to the former directors in connection with their resignations.

Advance to Mr. Sokol

          In August 1996, in connection with this agreeing to join NTN, NTN advanced Mr. Sokol $150,000 for use in purchasing a residence in California. The advance was to be forgiven over four years as a bonus or upon the occurrence of a change in control of NTN. Such a change of control occurred in March 1997 as a consequence of the reorganization of NTN's management, and the advance was forgiven at that time.

Consulting Arrangements

          In December 1996, NTN retained Frazier/King Media Holding Co. ("Frazier/King"), a media consulting firm of which Edward C. Frazier is a principal and a 50% owner, to provide consulting services to NTN relating to the development of a local advertising sales program. Under the terms of the one-year engagement, NTN agreed to pay Frazier/King $100,000 in monthly installments, plus reimbursement of expenses incurred by Frazier/King.

     In March 1997, NTN entered into a Consulting Agreement with Mr. Frazier, under which he agreed to spend on average seven days a month consulting with management of NTN regarding NTN's operations and serving as a consultant to NTN's President and as a member of NTN's Executive Advisory Board, which had just been created by NTN's Board of Directors. The Executive Advisory Board was subsequently disbanded. The Consulting Agreement will expire by its terms in March 1999. There is no express provision in the Consulting Agreement for earlier termination.

     In consideration for his services under the foregoing Consulting Agreement, Mr. Frazier was granted a five-year, nonqualified stock option to purchase 250,000 shares of Common Stock at an exercise price of $4.50 per share, which will vest in 24 monthly installments of approximately 10,416 shares each, subject to Mr. Frazier remaining as a consultant, and will become exercisable on and after February 28, 1999. NTN also agreed to reimburse Mr. Frazier for certain expenses relating to his consulting services. In May 1997, Mr. Frazier's option was amended to reduce the exercise price to $2.81 and to provide that it would become immediately exercisable in full in the event of a "Change of Control" (as defined) of NTN. The value of the option granted Mr. Frazier under the Consulting Agreement, as determined under SFAS 123, is approximately $511,000. In accordance with the Consulting Agreement, NTN has reimbursed Mr. Frazier approximately $1,000 through September 30, 1997.

     In April 1997, NTN entered into another Consulting Agreement with Frazier/King, under which Frazier/King was engaged to review and consult with management of NTN regarding NTN's strategic business plan, current operations and future development and to devise and structure an appropriate plan to secure future financing for NTN. The Consulting Agreement may be terminated by NTN any time upon ten days notice to Frazier/King in the event the Board of Directors as a whole determines in good faith that Frazier/King has failed materially to perform, or has breached its duties, under the Consulting Agreement.

     For Frazier/King's services under the foregoing Consulting Agreement, NTN granted Frazier/King a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $2.81, the approximate market value of the Common Stock on the date of the Consulting Agreement, and agreed to reimburse Frazier/King for expenses (other than normal operating expenses) incurred by it in performing its consulting services. Frazier/King's warrant was immediately vested and exercisable as to 200,000 shares of Common Stock covered thereby and will become vested and exercisable as to the balance of 800,000 covered shares in quarterly installments of 100,000 shares each as of the 15th day of each July, October, January and April commencing July 15, 1997 and ending April 15, 1999, provided that the Board of Directors of NTN has determined that Frazier/King is performing satisfactorily under the Consulting Agreement. In connection with the warrant granted to Frazier/King, NTN will record charges pursuant to SFAS 123 totaling approximately $2,321,000 during the period from April 1997 through April 1999. In accordance with the terms of the Consulting Agreement, NTN has reimbursed Frazier/King approximately $44,000 through September 30, 1997.

     Copies of the respective Consulting Agreement with Mr. Frazier and Frazier/King, and of the option and warrant granted to them as described above, are included as exhibits to this Report.

Indemnity Agreements

     In connection with their appointment to the Board of Directors in August 1996, the Company entered into indemnity agreements with each of Edward Frazier and Robert M. Bennett. NTN entered into similar indemnity agreements with Gerald Sokol Jr. and Geoffrey D. Labat in connection with their joining NTN and entered into a similar indemnity agreement with Esther L. Rodriguez in connection with her appointment to the Board. The indemnity agreements provide that the Company will indemnify these individuals under certain circumstances against certain liabilities and expenses they may incur in their capacities as directors of the Company. The Company believes that the use of such indemnity agreements is customary amount corporations and that the terms of the respective indemnity agreements are reasonable and fair, and are in its best interests to retain experienced outside directors.

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

     3.   Exhibits.  The following exhibits are filed as a part of this report:

10.1    Certificate of Incorporation of the Company (1)
10.2    By-laws of the Company (2)
10.3    1985 Incentive Stock Option Plan, as amended (2)
10.4*   1985 Nonqualified Stock Option Plan, as amended (4)
10.5* Letter of Employment dated July 22, 1996 between NTN Communications, Inc. and Gerald Sokol, Jr. (11)
10.6    License Agreement with NTN Canada (4)
10.7    National Football League License Agreement (4)
10.8    The Campus Limited Liability Company Agreement (7)
10.9    Lease of Office with The Campus L.L.C. (7)
10.10 Investment Agreement, dated as of December 31, 1995, among NTN Communications, Inc., IWN, Inc. and Symphony Management Associates, Inc., without exhibits (8)
10.11 Third Amended and Restated Agreement of Limited Partnership of IWN, L.P., dated as of December 31, 1995. (8)
10.12 First Amendment to the Third Amended and Restated Agreement of Limited Partnership of IWN, L.P., dated as of March 11, 1996. (8)
10.13 Stock Purchase Agreement, dated as of December 31, 1995, between NTN Communications Inc., IWN, Inc. and Symphony Management Associates, Inc.
        (8)
10.14 Stockholders Agreement, dated as of December 31, 1995, between NTN Communications Inc., and Symphony Management Associates, Inc. (8)
10.15 Registration Rights Agreement, dated as of December 31, 1995, between NTN Communications Inc., and Symphony Management Associates, Inc. (8)
10.16 Guaranty, dated as of December 31, 1995, from Symphony Management Associates, Inc. in favor of IWN, Inc. and IWN, L.P. (8)
10.17 Amended and Restated Technology and Trademark License Agreement, dated as of December 31, 1995, between NTN Communication, Inc. and IWN, Inc.
        (8)
10.18 Amended and Restated Technology and Trademark Sub-license Agreement, dated as of December 31, 1995, between IWN, Inc. and IWN, L.P. (8)
10.19 Worldwide Technology and Trademark Agreement, dated as of December 31, 1995, between IWN, Inc. and IWN, L.P. (8)
10.20 Non-competition Agreement, dated as of December 31, 1995, between IWN, Inc. and IWN, L.P. (8)
10.21 Non-competition Agreement, dated as of December 31, 1995, between IWN, L.P. in favor of NTN Communications, Inc. and IWN, Inc. (8)
10.22 Composite copy of Investment Agreements, dated as of April 24, 1995, between NTN Communications, Inc. and the investors named therein. (8)
10.23 Composite copy of Investment Agreements, dated as of September 29, 1995, between NTN Communications, Inc. and the investors named therein. (8)
10.24 Composite copy of Investment Agreements, dated as of October 4, 1995, between NTN Communications, Inc. and the investors named therein. (8)
10.25 Stock Purchase Agreement by and between NTN Communications, Inc. and Associated Ventures Management, Inc., dated as of December 22, 1995. (8)
10.26 Non Recourse Secured Promissory Note issued by the Company to Associated Ventures Management, Inc., dated December 22, 1995. (8)
10.27* Management Agreement between NTN Communications, Inc. and Associated Ventures Management, Inc., dated December 22, 1995 (8)

10.28* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Patrick J. Downs. (9)
10.29* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Daniel C. Downs. (9)
10.30* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Ronald E. Hogan. (11)
10.31* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Gerald P. McLaughlin. (9)
10.32* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Michael J. Downs. (9)
10.33* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Robert Klosterman. (9)
10.34*  Letter agreement, dated March 4, 1997, between NTN and Alan Magerman.
        (9)
10.35* Consulting Agreement, dated as of December 31, 1996, between NTN Communications Inc. and Patrick J. Downs. (9)
10.36* Consulting Agreement, dated as of December 31, 1996, between NTN Communications Inc. and Daniel C. Downs. (9)
10.37* Consulting Agreement, dated as of December 31, 1996, between NTN Communications Inc. and Ronald E. Hogan. (9)
10.38* Consulting Agreement, dated as of December 31, 1996, between NTN Communications Inc. and Gerald P. McLaughlin. (9)
10.39* Consulting Agreement, dated as of March 14, 1997, between NTN Communications Inc. and Donald Klosterman. (9)
10.40* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Patrick J. Downs. (9)
10.41* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Daniel C. Downs. (9)
10.42* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Ronald E. Hogan. (9)
10.43* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Gerald P. McLaughlin. (9)
10.44* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Michael J. Downs. (9)
10.45* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Robert Klosterman. (9)
10.46 Agreement of Purchase and Sale of Assets dated June 30, 1996 with schedules and exhibits, among NTN Communications, Inc, New World Computing Inc., and the 3DO Company. (10)
10.47* Special Stock Option dated August 18, 1996 between NTN Communications, Inc. and Gerald Sokol, Jr. (11)
10.48* Special Stock Option dated August 25, 1996 between NTN Communications, Inc. and Robert Bennett. (11)
10.49* Special Stock Option dated August 30, 1996 between NTN Communications, Inc. and Edward C. Frazier. (11)
10.50* Amendment to Nonqualified Stock Option Agreement, dated as of April 14, 1997, between NTN Communications, Inc. and Edward C. Frazier. (12)
10.51 Letter agreement, dated December 17, 1996, between NTN Communications, Inc. and Frazier/King Media Holding Co. (12)
10.52* Consulting Agreement, dated as of March 1, 1997, between NTN Communications, Inc. and Edward C. Frazier. (12)
10.53 Consulting Agreement, dated as of April 23, 1997, between NTN Communications, Inc. and Frazier/King Media Holding Co., together with a Warrant Certificate for the purchase of 1,000,000 shares of Common Stock. (12)
23.00   Consent of KPMG Peat Marwick LLP, incorporated by reference. (12)
27.00   Financial Data Schedule. (11)

     ______________________
     *    Management Contract or Compensatory Plan.

(1) Previously filed as an exhibit to the Company's report on Form 10-Q for the quarter ended June 30, 1991, and incorporated by reference.

(2) Previously filed as an exhibit to the Company's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
(3) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1989, and incorporated by reference.
(4) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.
(5) Previously filed as an exhibit to the Company's report on Form 8-K dated December 31,1993, and incorporated by reference.
(6) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's report on Form 8-K dated March 5, 1997 and incorporated by reference.
(10) Previously filed as an exhibit to the Company's report on Form 8-K dated June 30, 1996 and incorporated by reference
(11) Previously filed.
(12) Filed herewith.


     (b)  Reports on Form 8-K.

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  December 4, 1997

NTN COMMUNICATIONS, INC.

By:    /s/ EDWARD C. FRAZIER
       ---------------------------
       Edward C. Frazier, Chairman of the Board


By:    /s/ GERALD S. SOKOL, JR
       ---------------------------
       Gerald S. Sokol Jr., President and Chief Executive Officer

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                  Page
                                                               ----------
Independent Auditors' Report                                       F-2

Consolidated Financial Statements

   Consolidated Balance Sheets as December 31, 1996 and 1995       F-3

   Consolidated Statements of Operations for the years ended       F-4
    December 31, 1996, 1995 and 1994

   Consolidated Statements of Shareholders' Equity for the years   F-5
    ended December 31, 1996, 1995 and 1994

   Consolidated Statements of Cash Flows for the years ended       F-7
    December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                         F-9

Schedule II                                                       F-23

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

(15) FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 1996, the Company recorded significant adjustments to its consolidated financial statements. Management has evaluated the requirements of the SEC for interim reporting, and to conform to the current accounting treatments, will file amendments to its Forms 10-Q's previously filed in 1996.

     Significant adjustments include the following:

           Notes receivable written off                        $ 4,252,000
           Management Severance, Litigation and Other            4,576,000
           Equipment Buyout                                      2,007,000
           Loss from affiliate (IWN L.P.)                        2,961,000
           Stock-based compensation charges                      1,910,000
           Settlement charge for Warrants                        1,291,000
           Additional charge for bad debt                        1,006,000
                                                               -----------
           Total                                               $18,003,000
                                                               ===========

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