Form 10-K
period 1997-12-31
NTN COMMUNICATIONS INC
filed 1998-04-15
CIK 748592

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

                  For the fiscal year ended December 31, 1997
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

 COMMON STOCK, $.005 PAR VALUE                 AMERICAN STOCK EXCHANGE
 REDEEMABLE COMMON STOCK PURCHASE WARRANTS
       (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH
                                            REGISTERED)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (S 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

     The aggregate market value of the voting stock held by non-affiliates of Registrant as of April 10, 1998, computed by reference to the closing sale price of such stock on the American Stock Exchange, was approximately $17,000,000. (All directors and executive officers of Registrant are considered affiliates for this purpose.)

     As of April 10, 1998, Registrant had 24,437,000 shares of Common Stock, $.005 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                               TABLE OF CONTENTS

Item                                                                                                     Page
                                                  Part I

 1.         Business                                                                                      3

 2.         Properties

 3.         Legal Proceedings

 4.         Submission of Matters to a Vote of Security Holders

                                                 Part II

 5.         Market for Registrant's Common Equity and Related Stockholder Matters

 6.         Selected Financial Data

 7.         Management's Discussion and Analysis of Financial Condition and Results of
            Operations

 8.         Consolidated Financial Statements and Supplementary Data

 9.         Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure

                                                 Part III

10.         Directors and Executive Officers of the Registrant

11.         Executive Compensation

12.         Security Ownership of Certain Beneficial Owners and Management

13.         Certain Relationships and Related Transactions

                                                 Part IV

14.         Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K

            Index to Consolidated Financial Statements and Schedule                                   F-1

     This Report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, including, without limitation, statements that include the words "believes," "expects," "anticipates," "plans" or similar expressions and statements relating to anticipated costs savings, the Company's strategic plans, capital expenditures, industry trends and prospects and the Company's financial position. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectation reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectation will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Report.

                                     PART I

  ITEM 1.         BUSINESS
                  --------

GENERAL
-------

     NTN Communications, Inc. ("NTN" or the "Company") was originally incorporated in the State of Delaware on April 13, 1984 under the name of Alroy Industries. Alroy Industries completed a public offering of its Common Stock on November 26, 1984. On April 15, 1985, Alroy Industries acquired all of the outstanding stock of National Telecommunicator Network, Inc. In connection with the acquisition, Alroy Industries changed its name to NTN Communications, Inc.

     In 1993, NTN completed a merger with New World Computing, Inc. ("New World") pursuant to which New World became a wholly-owned subsidiary of NTN. In 1996, the Company sold substantially all of the assets of New World.

     In 1994, the Company formed LearnStar, Inc. ("LearnStar"), which operated throughout 1997 as a wholly-owned subsidiary of NTN. In January 1998, the Board of Directors of NTN resolved to either sell or cease the operations of LearnStar.


     In 1994, the Company also formed IWN, Inc. ("IWN"), which serves as the general partner of IWN L.P., a limited partnership engaged in the development of interactive technology for gaming applications. IWN has no business or operations apart from its service as the general partner of IWN L.P. In January 1998, the Board of Directors of NTN resolved to either sell or cease the operations of IWN and IWN L.P.

     Unless otherwise indicated, references herein to "NTN" or the "Company" include NTN and its consolidated subsidiaries, LearnStar, IWN and IWN L.P.

RECENT DEVELOPMENTS

     RECENT MANAGEMENT PERSONNEL CHANGES
     -----------------------------------

     The Company experienced a broad change in its executive management during 1997. Gerald Sokol, Jr. was appointed as Chief Executive Officer of the Company in October 1997. He joined the Company as Chief Financial Officer in July 1996, was appointed Chief Operating Officer in November 1996, and in February 1997, in connection with the management reorganization described below, was appointed President of the Company. In September 1997, Geoffrey D. Labat assumed from Mr. Sokol the duties of Chief Operating Officer after having joined the Company in May 1997 as Chief Technical Officer.

     In March 1997, Edward C. Frazier, who has served as a director of the Company since August 1996, was also appointed Chairman of the Board. In February 1998, Mr. Frazier resigned his position as Chairman of the Board, but remains a director of the Company. Under the Bylaws of the Company, Mr. Sokol, as Chief Executive Officer, became the acting Chairman of the Board of Directors.

     In August 1997, three of the Company's incumbent directors resigned, and in September and November 1997, respectively, Esther L. Rodriguez and Stanley B. Kinsey were appointed as directors. There can be no assurance that the new management of the Company, under the supervision of the Board of Directors, will be able to operate the Company more successfully than prior management or that additional management changes will not be made in the future.

     RESIGNATION AGREEMENTS AND MODIFICATION OF RESIGNATION AGREEMENTS
     -----------------------------------------------------------------

     In late 1996, Ronald E. Hogan, the Company's former Chief Financial Officer resigned as an executive officer of the Company and the Company discontinued certain consulting arrangements with Alan P. Magerman, who was then serving as a director of the Company. In March 1997, the Company announced a further reorganization of its executive management personnel in which Patrick J. Downs, then Chief Executive Officer and Chairman of the Board of the Company, Daniel C. Downs, then the Company's President, Gerald McLaughlin, then an Executive Vice President of the Company, and Michael Downs, then President of LearnStar, resigned or were terminated. The Company entered into separate Resignation and General Release Agreements (the "Resignation Agreements") with each of the former officers pursuant to which the officers' prior employment agreements were terminated and each former officer entered into a Consulting Agreement under which he agreed to consult with the Company on such matters as it may request from time to time. The three-year terms of the Consulting Agreements coincided with the remaining terms of the executives' prior employment agreements.

     In consideration of entering into the Consulting Agreements, NTN agreed to extend the expiration dates of certain options and warrants held by the former officers and, with respect to Patrick J. Downs and Daniel C. Downs, to waive provisions of certain stock options which required that the options be exercised within a specified period of time following termination. In the first quarter of 1997, the Company recorded charges of $1,450,000 related to the modifications of options and warrants held by the former officers.

     Under the Resignation Agreements, the Company agreed to honor certain provisions of the officers' prior employment agreements to continue to pay the former executives their prior annual salaries and other benefits for the remaining terms of such agreements including certain medical and life insurance benefits and car allowances. Total payments to or on behalf of former executives were approximately $1,944,000 in 1997.

      In March 1998, the Company and three of the former officers agreed to modify the respective Resignation Agreements of the former officers to defer payment of a total of approximately $627,000 of the amounts which were to have been paid in 1998 and 1999. The deferred amounts will be paid monthly during 2000, with an aggregate balloon payment of $102,800 payable on December 31, 2000. Medical and life insurance benefits to the three former executives were also extended to December 31, 2000 pursuant to the modified Resignation Agreements. The modifications also provide an option to the Company to settle all amounts due pursuant to the Resignation Agreements in shares of Common Stock. The option period commenced March 20, 1998 and extends to June 18, 1998. The number of shares of Common Stock to be issued will be 66% of the number of shares determined by dividing the present value of the amounts then owing (using a discount rate of 5%) by the average closing price of the Common Stock for the ten trading days prior to the third business day before the notice of the exercise of the option. Should the conversion option be exercised, the Company has agreed to file a Registration Statement on behalf of the former officers to register the shares to be issued within 20 days of providing notice of its intent to exercise its option. If the Company fails to have the Registration Statement declared effective within 120 days of the notice, the Company will be obligated to pay a one-time fee of $135,000 to the former officers as additional compensation. Amounts to be paid pursuant to the modified Resignation Agreements are expected to be funded from on-going operations.

     In 1997, in connection with the management reorganization, NTN agreed to the vesting of certain options held by Mr. McLaughlin to purchase 100,000 shares of Common Stock and issued to Mr. McLaughlin a fully vested option to purchase 150,000 shares of Common Stock at an exercise price of $3.88 per share. The Company also paid Mr. Magerman an aggregate of $225,000 and purchased from him for a price of $81,250 certain warrants to purchase 325,000 shares of Common Stock.

     In the fourth quarter of 1996, the Company laid off approximately 16% of its workforce as a cost-cutting measure. The Company also laid off a significant number of employees in 1997 and may continue trimming its workforce to reduce costs. Severance payments related to the layoff will not affect the Company's future liquidity, since the majority of the related severance and other benefit payments were made in 1996 and 1997. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     RECENT PRIVATE PLACEMENT OF SERIES B PREFERRED STOCK
     ----------------------------------------------------

     On October 31, 1997, the Company completed a private placement in which it issued and sold to two institutional investors a total of 70,000 shares of the Company's Series B Convertible Preferred Stock ("Series B Preferred Stock"), $100 stated value per share, for an aggregate purchase price of $7,000,000. On February 12, 1998, 25% of the Series B Preferred Stock, or 17,500 shares, were convertible into approximately 2,940,000 shares of Common Stock at the option of the holder. In March 1998, the holders of the Series B Preferred Stock converted 2,000 shares of Series B Preferred Stock plus accrued dividends into 336,658 shares of Common Stock at a conversion price of $0.60 per share. See
Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

     RECENT EXCHANGES OF CERTAIN OUTSTANDING OPTIONS AND WARRANTS
     ------------------------------------------------------------

     In the first quarter of January 1998, the Company agreed to issue an aggregate of 759,437 shares of Common Stock in exchange for the surrender and cancellation of certain previously outstanding options and warrants to purchase an aggregate of 2,578,250 shares of Common Stock at exercise prices ranging from $2.00 to $5.75 per share. The terms of the exchanges were determined in privately negotiated transactions between the Company and the option holders and warrant holders involved, based on a discount from the valuation of the options and warrants as determined in accordance with the Black-Scholes method, which takes into account such factors as the exercise prices and exercise periods of the options and warrants and the volatility of the market price of the Common Stock. The Company may enter into similar agreements in the future to exchange shares of Common Stock for other currently outstanding options or warrants. The value of the shares issued was approximately $900,000, based on the market price of the Common Stock at the time of the exchanges which, was less than the estimated fair value of the warrants and options received in the exchange.

     In March 1998, the Company agreed to issue 277,200 shares of Common Stock and to pay withholding taxes of approximately $107,000 to two former officers in exchange for the surrender and cancellation of certain previously outstanding warrants and options to purchase 1,500,000 shares of Common Stock at exercise prices ranging from $2.00 to $4.75 per share. The value of the shares issued and cash payments was approximately $300,000, based on the market price of the Common Stock at the time, which was less than the estimated fair value of the warrants and options received in the exchange.

     RECENT DECISION CONCERNING SUBSIDIARIES
     ---------------------------------------

     In January 1998, the Board of Directors concluded that the interests of the Company's shareholders are best served by concentrating Company resources and efforts on its two core businesses, the NTN Network and Online/Internet services. Accordingly, the Board resolved either to sell or cease the operations of its two subsidiaries, LearnStar and IWN.

     In March 1998, the Company entered into a letter of intent ("LOI") to sell 85% of its interest in LearnStar to NewStar Learning Systems ("NewStar"), a company in which Sally A. Zoll, President of LearnStar, is a shareholder. Under the LOI, NewStar would pay $1,200,000 for 85% of the Common Stock of LearnStar and the Company would retain the LearnStar accounts receivable of approximately $800,000 as of February 28, 1998. Pending a closing of the transaction, which might occur as late as September 30, 1998, NewStar would be responsible for providing operating funds to LearnStar. The Company is currently negotiating a definitive agreement; however the terms of the sale have not been finalized. There can no assurance that a definitive agreement will be executed or that LearnStar will be sold should the proposed transaction not close.

     On April 1, 1998, the Company reached an agreement in principle with Omnigon, a California corporation, to sell 85% of the equity of IWN to Omnigon on or before May 31, 1998. The agreement in principle provides that Omnigon will pay $2,400,000 at closing for the 85% IWN equity interest. At Omnigon's option, however, it will have the right to pay $1,200,000 at closing and deliver a promissory note, secured by the purchased IWN common shares, for $1,600,000 payable with interest in three installments over a five-month term. If Omnigon elects the latter option, it will acquire only 82.5% of the IWN equity. The parties are currently negotiating the terms of a definitive agreement for this transaction and no assurance can be given that the proposed transaction will be completed. Omnigon paid $100,000 in April 1998 and has agreed to pay $100,000 in May 1998, for the option to acquire IWN on the foregoing terms. Any such payment made will be non-refundable and will not be applied to the purchase price of the IWN shares. The Company has agreed that IWN shall use any such payment from Omnigon to pay its operating expenses prior to a closing or cancellation of the proposed transaction.


PRINCIPAL SERVICES AND PRODUCTS
-------------------------------

     Since the Company has decided either to sell or cease the operations of its two non-core subsidiaries, LearnStar and IWN, the discussions throughout this report are limited to its remaining core operations. Historical financial information related to LearnStar and IWN is included as necessary to provide an understanding of the Company's operations.

     NTN develops, produces and distributes individual and multi-player interactive programs to a variety of media platforms. These interactive sports and trivia games permit multiple viewers to participate with and simultaneously respond to the programming content. NTN has an exclusive agreement with the National Football League ("NFL") and understandings or agreements with others to provide interactive play-along programming, such as its proprietary QB1(R) football game, in conjunction with live television events. The Company broadcasts a wide variety of games, trivia and informational programming to group viewing locations such as hotels, sports taverns and restaurants through its own interactive NTN Network. In addition, NTN brings multi-player interactive games into consumer households through its arrangement with personal computer on-line services and interactive television services. Since NTN can distribute its programs via satellite, cable, telephone and wireless transmission technologies, its applications are not dependent on specific hardware or technical platforms.

     The Company currently provides its products and services to the following markets which directly related to multi-player interactive entertainment.

     Network Services ("Network Services") - Live interactive television network ("NTN Network") featuring sports and trivia games which are broadcast to group environments.

     Online/Internet Services ("Online/Internet Services") - Live interactive sports and trivia games including those currently broadcast over the NTN Network to the home consumer market via third-party providers, such as America OnLine ("AOL"), CompuServe and GTE MainStreet.

     Although the Company has previously derived revenues from licensing it services to companies in foreign countries ("Foreign Licensing"), there were no material revenues from this source in 1997, and the Company has no current plans to pursue foreign licensing as a source of future revenues.

     The following is a brief description of each of the Company's markets:

     NETWORK SERVICES - Network Services represents the majority of the Company's business, providing an interactive television broadcast network featuring sports, trivia and informational programming to over 2,700 hospitality sites in the U.S. as of December 31, 1997. These sites include restaurant chains (e.g., TGI Friday's, Ruby Tuesdays, Black Angus), local and regional bowling alleys, pizzerias, sports complexes, taverns and military bases. Through various platforms including satellite, cable and wireless transmission sources, Network Services can link its subscribers to encourage local, regional and national competitions for its programming.

     ONLINE/INTERNET SERVICES - The Company provides to the home consumer market many of the same services as is available on the NTN Network, via arrangements with on-line, cable delivery and internet services.

Online/Internet Services is not dependent on any particular technology or method of transmission to deliver its programming. In addition to the same sports and trivia games which are currently broadcast over the NTN Network, Online/Internet Services includes other multi-player interactive games expressly designed for the home environment. Currently, revenues are derived from 1) play-along services, in which NTN services are broadcast along with live events generating subscription fees from interactive game participation, or "pay-per-play", and 2) information services, where NTN's database is provided as a value-added information service to subscribers who want statistical data. Customers include AOL, CompuServe, GTE MainStreet and Bell Canada.

     FOREIGN LICENSING - The Company has licensed independent companies to broadcast in Australia/New Zealand and South Africa. Further, the Company licenses its programs and software to Networks North, Inc., a Canadian company ("NTN Canada"). Licensees, except in Canada, operate their own broadcast center and produce interactive programs specifically geared to the local culture and society. The Canadian licensee uses the broadcast provided by the Company on the NTN Network. The South African licensee ceased its NTN-licensed operations in March 1998. Foreign licensing is not expected to contribute significantly to revenues in the foreseeable future.


MARKETING AND DISTRIBUTION OF SERVICES AND PRODUCTS

     NETWORK SERVICES. Network Services are provided via the NTN Network, which serves over 2,700 locations ("Locations") throughout all 50 States.

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

     Each Location is furnished with NTN proprietary equipment (a "Location System") including a personal computer, a satellite data receiving unit (usually a small satellite dish), and a minimum of five hand-held, portable keypads ("Playmakers(R)") which players use to make their selections. During live interactive programs, players participate in the play-along programs using two television screens. One screen features the live broadcast from the television network (e.g., ABC's Monday Night Football), while the second screen displays the NTN Network program. Participants play the game by entering their selection on Playmakers(R), which transmit a radio signal to the on-site computer or through connection to the NTN broadcast center (the "Broadcast Center") in Carlsbad, California. At the conclusion of the broadcast, total scores are calculated and sent via phone lines. Within seconds, rankings are tabulated and rankings and scores for each participating Location are transmitted back to such Location via the NTN Network. This allows players to compete not only with other patrons at their Location, but against all players across the nation who are participating interactively on the NTN Network. The following diagram depicts the transmissions for a typical real-time, interactive game via satellite. Customers generally execute a one-year contract to obtain the Company's services and pay a monthly fee ranging from $400-$800.

                        [GRAPH OF NTN BROADCAST CENTER]

     In addition to tabulating Playmaker(R) responses at the Location and communicating with the Company's Broadcast Center, the Location System can manipulate screens locally by calling up high-resolution computer generated graphics and inserting the screens into the broadcast schedule. Accordingly, the Company can offer both national and local advertising.

     Interactive Game Programs.  Network Services offers a variety of sports and
     --------------------------
entertainment trivia games that challenge players' skill and knowledge and create significant customer loyalty. An example of interactive sports programming is QB1(R), the Company's first and most popular game program.
QB1(R) is an interactive football strategy game developed and broadcast under an exclusive license from the NFL, which tests a player's ability to predict an offensive team's plays during a live televised football game. Points are awarded based on the accuracy of the player's prediction, rather than whether the team scores or advances the ball. The Company broadcasts QB1(R) in conjunction with every NFL game and selected Canadian Football League and college football games.

     The NTN Network presently features the following interactive sports games programs:

     NTN PLAY-ALONG GAMES - Interactive games played in conjunction with live, televised events. Games include the following:

                         GAME                                                    DESCRIPTION
                         ----                                                    -----------

QB1(R)                                                    NFL licensed interactive strategy game in conjunction
                                                          with live telecasts of college and professional football
                                                          games

Triples(R)                                                Interactive horse racing game in conjunction with live
                                                          telecasts of horse races

Uppercut(R)                                               Interactive strategy game in conjunction with live
                                                          telecasts of boxing matches

NTN PowerPlay(R)                                          National Hockey League licensed interactive strategy
                                                          game in conjunction with live telecasts of professional
                                                          hockey games (Canada only)

     NTN FANTASY GAMES - Fantasy league games played in conjunction with sporting events or rotisserie leagues. Games include the following:

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

     NTN PREMIUM TRIVIA GAMES - Promotion-oriented weekly game shows that generally require 1-2 hours of participation. Prizes are awarded to the top finishers, except where prohibited by law. Games include the following:

                         GAME                                                    DESCRIPTION
                         ----                                                    -----------

Trivial Pursuit Live(R)                                   Interactive version of the famous Trivial Pursuit game -
                                                          licensed from Hasbro Interactive.

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

Viewer's Revue(R)                                         Audience-supplied content trivia game

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

                         GAME                                                    DESCRIPTION
                         ----                                                    -----------

NTN Awards Show(TM)                                       Interactive game played in conjunction with the Academy
                                                          Awards, Grammy Awards and other award shows

NTN Draft Show(TM)                                        Interactive game played in conjunction with the annual
                                                          NFL draft

     Since 1987, Network Services has broadcast the NTN Awards Show(TM) to all Locations in connection with the live Academy Awards telecast. The NTN Awards Show(TM) contains movie trivia and biographical information on nominees and allows players to select winners up to the actual announcement and compete with other players via the NTN Network, in a manner similar to QB1(R).

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

     Advertising.  The NTN Network, in a manner similar to the television
     -----------
broadcast medium, sets aside a number of minutes of a broadcast hour for advertising, promotional spots (promoting NTN Network's competitions and special events), "tune-in spots" (promoting NTN Network programming schedule), and public service announcements.

     The Company has currently set aside fourteen minutes each hour for advertising, promotional spots and "tune-in spots." Each spot is designed to be fifteen seconds in length, for a total of 56 spots per hour. The Company can insert advertising messages into its interactive sports and trivia programming at any number of Locations. Further, messages can be broadcast over the NTN Network or custom-tailored for a specific Location or several Locations.

     The Company sells advertising in blocks of two-fifteen second ad spots per hour for a total of fourteen hours per day. Further, programming content has been blended with the advertiser's logo and message. For example, the Cuervo 1800 Countdown(R) Shows provide 30 minutes of commercial exposure to Miller and Cuervo products. Sponsorships of programs are also available and provide advertisers with specific premium exposure within a sponsored program.

     Advertisers are also given the opportunity to communicate directly with the NTN Network's Players Plus(R) ("Players Plus") members, numbering over 1,000,000. Players Plus is a frequent player club which members join by entering their name, address, zip code and identification number into a Playmaker(R), which is then captured at the Broadcast Center. Members earn points each time they play and also a chance to win prizes in the monthly Players Plus sweepstakes. Sponsors are capable of receiving feedback through interaction with customers in the form of customer surveys.

     ONLINE/INTERNET SERVICES. The Company offers many of the same services and programs as seen on the NTN Network to the home consumer market via Online/Internet Services. Online/Internet Services includes multi-player interactive games made available to the consumers' households through the Company's arrangements with personal computer on-line services and interactive television services. In addition, Online/Internet Services includes other multi-player interactive games designed expressly for the home environment. The Company offers the games to end users via third party networks such as AOL. Revenues received include development fees and monthly revenues based upon usage and certain minimum guarantees from these third-party networks. The end-user does not pay NTN directly, but pays the online service provider who is responsible for paying the Company.

     The current focus of home distribution is via on-line services, such as AOL, where a substantial customer base already exists. The Company's interactive sports and trivia games are maintained on the Company's servers and are available on-line 24 hours a day, seven days a week.

     The Company's Online/Internet Services are unique since the programs are not dependent upon, and consequently not bound by, any particular technology or method of delivery. Regardless of which technology emerges as the primary means of delivery to home users, management believes its programming content will be available to the household.

     The Company also assists other companies in providing content and programs via content distributors. For a share of the revenue generated by consumer use, the Company provides program translation services and maintains the programs on its servers. This has not been a significant source of revenue in the past and is not expected to be a significant source of revenue in the future.

     Online/Internet Services are distributed to on-line networks, also known as content distributors. These games, in turn, are made available to their customer base for a fee. The diagram below depicts the transmissions necessary for a consumer to use the Company's service in his or her home.

                        [GRAPH OF VIA CABLE/TELEPHONE]

     FOREIGN LICENSING. NTN has provided its services in certain foreign markets through licensing agreements with foreign licensees. Generally, the Company licenses its products in foreign countries by granting the rights to use NTN's interactive broadcast technology. NTN provides licensees with technological know-how and assistance to build a broadcast center, and to develop interactive products and programs. For many years, NTN has provided service to customers in Canada through its unaffiliated licensee, NTN Canada. In 1993, NTN issued a 20-year license to an unaffiliated company in Australia ("NTN Australasia"), to create the first interactive television network in Australia and New Zealand. In 1994, NTN issued a license to MultiChoice Ltd., an unaffiliated company, to develop and operate an interactive broadcast network in South Africa. The South African licensee ceased its NTN-licensed operations in March 1998.

MARKETING AND EXPANSION STRATEGY
--------------------------------

     NETWORK SERVICES. Network Services markets services to customers primarily through advertising in national trade periodicals, national and regional industry trade shows, telemarketing, direct mail and direct contact through the field representatives. All sales prospects are organized and tracked through shared database software. Currently, services are sold through a regional-based management team that utilize direct salespersons as well as independent representatives. The independent representatives' agreements are typically one-year agreements, with renewal clauses if the representative meets certain performance goals. In late 1997, the Company expanded the number of regional sales managers and direct salespersons in selected markets. The Company also terminated many of the prior arrangements with independent representatives. In connection with the cancellation of the independent representative agreements, the Company paid one representative a total of $288,000 and may pay additional sums in the future, as other terminations occur. The Company believes its in-house sales team will be more successful in meeting its sales goals. In March 1998, the Company entered into an agreement with Datatec Systems, Inc. to provide installation and repair services to its NTN Network customers throughout the United States.

     The Company's future business strategy related to the NTN Network is to continue to increase available programming and market to additional group viewing Locations. In addition, the Company intends to develop additional revenue sources for the NTN Network such as local and regional advertising. No assurance can be given that the Company will be successful in the implementation of its business strategy.

     ONLINE/INTERNET SERVICES. Since the end-user of Online/Internet Services is the service provider's customer, the Company relies on the service provider's marketing efforts to promote its products. However, the Company works in conjunction with service providers to develop the promotions and advertisements. For example, service providers such as AOL may include the Company's game logo on an initial "start-up" screen which millions of its subscribers can access at no expense to NTN. Subscribers generally pay the service provider a flat fee or a fee based on the amount of time that the subscriber has participated with the Company's games and services, and the service provider pays NTN.

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

SOURCES OF REVENUE

     The following table sets forth certain information with respect to the principal sources of the Company's revenues during the years ended December 31, 1997, 1996 and 1995.



(Dollars in thousands)                                  YEARS ENDED DECEMBER 31
                                                  ----------------------------------
                                                     1997         1996        1995
                                                  ----------   ----------   ---------

Network Services                                  $   20,245       20,029      15,559
Online/Internet Services                               3,326        1,811         620
Advertising                                              772        1,590       1,128
Equipment Sales, net                                      55        1,310       1,363
LearnStar Revenues                                       786            7         440
IWN Revenues                                             275            0           0
Other Revenue                                            402          524         972


     NETWORK SERVICES. The primary market for Network Services is comprised of approximately 300,000 taverns and restaurants in North America. Other potential Locations may also be found among hotels, military bases, college campuses, hospitals, and other group viewing Locations such as country clubs, fraternal organizations, and bowling centers.

     To date, Network Services' customers have generally been public viewing locations such as restaurant chains (e.g., TGI Friday's, Ruby Tuesdays, Black Angus), local and regional bowling alleys, pizzerias, sports complexes, sports taverns and military bases. Many of the Company's customers such as hotel and restaurant chains have multiple Locations. Locations generally enter into a one-year broadcast service agreement with the Company pursuant to which they pay a monthly broadcast fee of approximately $400-800 per Location. The Company currently serves over 2,700 Locations located in all 50 States.

     The Company has a license agreement with an independent licensee, NTN Canada, pursuant to which NTN Canada solicits Locations to the NTN Network in Canada. The Company provides NTN Network programs to NTN Canada in exchange for an annual license fee payable in monthly installments based upon the number of Locations in Canada, which presently number approximately 550.

     As a percentage of total revenues, Network Services revenues amounted to 78%, 78% and 77% in 1997, 1996 and 1995, respectively.

     ONLINE/INTERNET SERVICES. The Company provides its services to on-line users pursuant to the agreements with various system providers such as AOL. The on-line computer industry remains a fast-growing consumer market in terms of subscribers. Fees from system providers are individually negotiated. In 1997, the Company received from AOL a one-time fee of $1,000,000 for agreeing to terminate its existing contract and renegotiate the terms of a continuing relationship. Revenue from other service providers is based on the actual use of the NTN interactive programs by their underlying customers.

     The Company has granted to NTN Canada the exclusive right to market NTN interactive services to online users in Canada. The Company is entitled to receive a royalty equal to 25% of any revenues generated from Canadian online customers. The Company has not received any revenues to date relating to the Canadian online services and no assurance can be given that the Company will receive any such royalties in the future. As a percentage of total revenue, Online/Internet Services revenues amounted to 13%, 7% and 3% in 1997, 1996 and 1995, respectively.

     ADVERTISING REVENUE. The Company sells advertising spots for broadcast on the NTN Network as well as for Online/Internet Services. Advertisers can buy time for promotional spots as well as sponsorship of specific events or programs. As a percentage of total revenue, Advertising amounted to 3%, 6% and 6% in 1997, 1996 and 1995, respectively. Advertising revenue decreased in 1997 due to reorganizations in personnel assigned to sell advertising spots. The Company has retained an independent advertising agency to obtain additional advertising revenues from certain industry sectors and intends to execute one or more other advertising sales agency agreements in the coming year. Although the Company is confident in its ability to attract substantial advertisers to the NTN Network, no assurance can be given that the Company will be successful in the implementation of its advertising strategy.

     EQUIPMENT SALES. Typically, Location Systems are provided to customers but ownership is maintained by the Company or is leased from third parties. The Company sells interactive equipment, particularly Playmakers(R), to its licensees in Canada and Australia. Equipment is generally sold to customers with no return rights except in the case of defect. As a percentage of total revenue, Equipment Sales amounted to 0%, 5% and 7% in 1997, 1996 and 1995, respectively. Equipment sales are not expected to contribute significantly to revenues in the foreseeable future.

     LEARNSTAR REVENUES. LearnStar revenues are comprised of equipment sales and software licensed to schools and school districts. Software is licensed and the Company agrees to provide maintenance of equipment and software upgrades for three to five years. A portion of the revenue related to licensed software is deferred and amortized over the contract term. Payment terms are generally provided over the term of the contract. As a percentage of total revenue, LearnStar Revenues amounted to 3%, 2% and 2% in 1997, 1996 and 1995, respectively. LearnStar Revenues are not expected to contribute to revenues in the foreseeable future, as the Board has determined either to sell or cease the operations of LearnStar.

     IWN REVENUES. IWN Revenues are comprised of a software license agreement with IWN Australasia Limited, an Australian corporation of which IWN L.P. owns 25% of the outstanding common stock. IWN Revenues are not expected to contribute to revenues in the foreseeable future, as the Board has determined either to sell or cease the operations of IWN.


RAW MATERIALS

     For media platforms such as on-line services, the Company distributes its programs to the recipients who maintain their own receiving, translation and re-broadcasting equipment. Accordingly, the Company has no raw materials or equipment needs for these customers beyond its own back-end servers.

     For the NTN Network, the Location System is assembled from off-the-shelf components available from a variety of sources, except for the Playmaker(R) package. The Company installs and maintains the Location Systems. The Playmaker(R) is currently manufactured to the Company's specifications by a non-affiliated manufacturer in Taiwan. In 1997, the Company obtained all design plans and source codes for the Playmaker(R) from the manufacturer. Over the past two years, and currently, the Company's Network Services customers have experienced reliability problems with Playmakers(R). The 1997 results include a charge of $650,000 for the replacement and repair of defective equipment and a charge of $1,893,000 for obsolete and destroyed equipment. Equipment function problems have been a substantial cause of customer contract terminations in the past. The Company is working to provide a solution to such reliability problems, although no assurances can be given that a timely solution can be reached without undue cost. The Company believes that there are numerous other manufacturers who could supply Playmakers(R) although no assurances can be given that, if necessary, such alternative sources could be secured at commercially reasonable costs and without undue delay.


LICENSING, TRADEMARKS, COPYRIGHTS AND PATENTS

     The Company's sports games make use of simultaneous telecasts of sporting events. Where the Company has licenses with various sporting leagues, the Company is also permitted to utilize the trademarks and logos of national teams and leagues in connection with the playing of an interactive game.

     The Company is party to an agreement with the NFL, which grants the Company the exclusive right to use the trademarks and service marks of the NFL in connection with the playing and marketing of QB1(R). The NFL agreement grants the Company the exclusive data broadcast rights to conduct interactive games in conjunction with the broadcast of NFL football games, for which the NFL receives a royalty based on revenues billed by the Company in connection with QB1(R) play. The agreement with the NFL expires in March 2000. This most recent agreement expands the Company's rights to include certain approved online services to all territories in which such online services are accessible and significantly includes the Internet. There can be no guarantee that the Company will be able to renew the agreement in the future. Further, it is unclear whether non-renewal of the agreement would have a material adverse effect on the Company.

     The Company keeps confidential as trade secrets the software used in the production of its programs. The hardware used in the Company's operations is virtually off-the-shelf, except for the Playmaker(R) keypads. The Company owns copyrights to all of its programs. In addition to the registration of the trademark for QB1(R), the Company has either received, or is presently applying for, trademark protection for the names of its other proprietary programming, to the extent that trademark protection is available for them. The Company's intellectual property assets are important to the Company's business and, accordingly, the Company maintains a program directed to the protection of its intellectual property assets.

SEASONAL BUSINESS

     Overall, the Company's business generally is not seasonal. Revenue is billed monthly as service is provided to customers. However, sales of new Locations have traditionally been higher in the Summer and early Fall months compared to the rest of the year. This trend coincides with the start of the NFL season in August.

     The hospitality industry has historically experienced a relatively high business failure rate. Likewise, the Company has lost customers due to the failure of customer businesses; to change in ownership and non-renewal of contracts, collectively referred to as "churn". The Company's historical churn experience has also been seasonal in that the percentage of churn has been highest following the completion of the NFL season in February, although churn occurs in all months. During the Company's operating history, approximately 25-30% of the existing Network Services customers at the beginning of a year, have churned by the end of that year. The Company has implemented marketing programs and other efforts to reduce the churn rate, however no assurance can be given that such efforts will be successful.

     Online/Internet Services are provided to consumers via online distributors such as AOL and CompuServe. This industry is relatively young and little historical data is available. No seasonal effect has been noted, however.


WORKING CAPITAL

     The discussion under "Liquidity and Capital Resources" included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", is incorporated herein by reference.


SIGNIFICANT CUSTOMERS

     The Company's customers are diverse and varied in size as well as location. The services are provided point to multi-point so that the Company is not dependent on any one customer. The Company does not have any individual customer who accounted for 10% or more of its consolidated revenues in 1997, 1996 or 1995.

BACKLOG

     The Company generally does not have a significant backlog at any time because the Company normally can deliver and install new Location Systems within the delivery schedule requested by customers (generally within two to three weeks). For other Online Services, there is no backlog because services are generally distributed point to multi-point and the Company does not have to provide specific equipment to the customer, making it relatively simple to add new customers without any significant delay.


GOVERNMENT CONTRACTS

     The Company provides its distribution services to a small number of government agencies (usually military base recreation units), however the number of government customers is small compared to the overall customer base. Contracts with government agencies are provided under substantially the same terms and conditions as other corporate customers.


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

     NTN has a growing number of competitors in the programming segment of the Interactive Entertainment industry. The Company's programming content is not dependent upon, and consequently not bound by, any particular technology or method of distribution to the consumer. The Company's programming is, therefore, readily available to consumers on a wide variety of entertainment and media services including: the NTN Network; on-line services including AOL, and cable television, including GTE MainStreet, which is available to households in certain regions.

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

     ONLINE/INTERNET SERVICES. In the Online/Internet Services market, the consumer has many entertainment options from which to choose, ranging from cable television to telephone based services to computer on-line providers and the Internet. The Company offers live, multi-player games and services which are available to multiple interactive platforms in the home. Also, the Company competes for a share of the total home entertainment dollars against broadcast television, pay-per-view and other content offered on cable television. The Company also competes with other programming available to consumers through on-line services such as AOL. Cable television, in its various forms, provides consumers the opportunity to make viewing selections from anywhere between 30 to 100 free and pay channels, thus limiting the amount of time devoted to any particular channel. For the most part, cable television is predominantly a passive medium, and does not offer the viewer the opportunity to participate in its programming, and even less frequently, does it offer programming designed for active participation. On-line providers, such as AOL, can provide literally thousands of options for content and entertainment, however, such on-line services have traditionally been confined to that company's subscriber base. Interaction among viewers is thus limited to the particular program as offered only on the specific on-line service. The Company offers consumers the opportunity to participate and compete against other viewers who are seeing the identical program over several different technological media, including interactive television, personal computers and/or the NTN Network.


RESEARCH AND DEVELOPMENT

     During the three years ended December 31, 1997, the Company incurred approximately $1,600,000, $3,396,000 and $1,471,000, respectively related to Company-sponsored research and development projects, including projects performed by consultants for the Company.

     The Company has previously experienced problems in the performance of its 49 megahertz Playmaker(R) device. The Company is currently developing a new 900 megahertz Playmaker(R) device to augment its existing 49 megahertz Playmaker(R) device. The new device is expected to be more reliable. Further, the Company is developing enhancements to its interactive software including a planned migration to a "Windows" based platform and continued research into new and enhanced graphics. The Company continuously evaluates various methods of transmitting its programs and services. There is no assurance that the Company will successfully complete current or planned development projects or will do so within the prescribed time parameters and budgets. There can be no assurance, furthermore, that a market will develop for any product successfully developed.

     The Company works closely with independent user groups in an attempt to develop new and enhanced services and products in response to customer needs.


GOVERNMENT REGULATIONS

     The cost of compliance with federal, state and local laws has not had a material effect upon the Company's capital expenditures, earnings or competitive position to date. On October 25, 1996, the Company reported that it was advised by the United States Federal Communications Commission (FCC) that its Playmaker(R) keypad had never received FCC approval. Upon notification, the Company commenced testing its equipment and submitted its application to the FCC. There was no interruption of the Company's services to existing NTN Network customers, nor were any of the Company's Online/Internet Services ever affected. The Company implemented a corrective action program approved by the FCC on January 15, 1997 and immediately began shipments to new Locations. To date, the FCC has not advised the Company of the amount of penalty, if any, which may be imposed. In light of the circumstances, the Company believes that the amount of any such penalty will not have a material, adverse effect on the financial condition of the Company. The Company does not anticipate that it will have to incur any material expenses in the future in order to comply with federal, state or local laws.

EMPLOYEES

     The Company and its subsidiaries employ approximately 155 people on a full-time basis and 30 people on a part-time basis, and also utilize independent contractors for specific projects. In addition, the Company retains a number of non-affiliated programming and systems consultants. It is expected that as the Company expands, additional employees and consultants will be required. The Company believes that its present employees and consultants have the technical knowledge necessary for the operation of the Company and that it will experience no particular difficulties in engaging additional personnel with the necessary technical skills when required. None of the Company's employees are represented by a union and the Company believes its employee relations are satisfactory.


     ITEM 2.        PROPERTIES
                    ----------

     In 1997, the Company sold its membership in a limited liability company that owns "The Campus", the three-building complex that houses the Company's headquarters. The Company continues to lease space in The Campus pursuant to a six-year lease for approximately 39,000 square feet of office and warehouse space. The lease expires in June 2001 and the monthly rent is approximately $36,000. The Company also leases approximately 4,000 square feet of warehouse space near the corporate headquarters, under a lease that runs through September 1998, at a rent of approximately $3,000 per month. The Company does not expect to renew this lease and does not anticipate leasing additional space in the next year.


     ITEM 3.     LEGAL PROCEEDINGS
                 -----------------

     In February 1998, the Company completed its previously announced settlement of a class-action lawsuit pending against the Company since 1993. The terms of the settlement were as follows: A settlement fund was established consisting of $400,000 in cash plus 565,000 warrants to purchase the Common Stock of the Company ("Settlement Warrants"). Each Settlement Warrant has a term of three years from February 18, 1998. The Settlement Warrants were issued on February 18, 1998 and entitle the holder of a Settlement Warrant to purchase a share of Common Stock of the Company at a price of $0.96. During the period from February 18, 2000 to February 18, 2001, the holders of Settlement Warrants have the right, but not the obligation, to put the Settlement Warrants to the Company for repurchase at a price of $3.25 per Settlement Warrant (the "Put Right"), provided, however, that this Put Right shall expire, if at any time after February 18, 1998 the closing price per share of the Company's Common Stock on the American Stock Exchange is more than $4.22 on any seven trading days, whether consecutive or not. Upon expiration of the Put Right, the Company shall have no further obligation to repurchase the Settlement Warrants. In no event shall the Company have any obligation to repurchase its Common Stock.

     Although the Put Right may expire based on the closing price of the Common Stock over the next three years, the Company has recognized the potential liability related to the Put Right. Accordingly, a charge of $1,291,000 for the present value (discounted at 15%) and related interest expense for the Put Right was recognized in 1996. The difference between the amount expensed and the total potential liability, $545,000, will be accreted as interest expense and charged over the period from September 1996 until February 18, 2000. In 1997, a total of $225,000 was charged to interest expense.

     On April 18, 1995, a class action lawsuit was filed in United States District Court for the Southern District of California entitled Lenora Isaacs,
                                                                --------------
on behalf of herself and all others similarly situated vs. NTN Communications
-----------------------------------------------------------------------------
and Patrick J. Downs.  The complaint alleges violations of federal securities
--------------------
laws based upon the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. As previously announced, the Company has agreed to a settlement having a total value of $1,450,000. The settlement, which was approved by the Court in January 1998, consists of $250,000 in cash with the remaining balance of $1,200,000 being payable with the Company's Common Stock or in cash, at the Company's election. It is anticipated that the claims process will be completed by the summer of 1998 and that the Common Stock will be issued shortly thereafter. A charge of $2,800,000 was recorded in 1996 for the estimated settlement. In the fourth quarter of 1997, the Company reduced the accrual for the settlement and accordingly reduced its legal expense by $1,350,000 as a result of the change in estimate related to the settlement.

     In May 1997, a shareholder derivative complaint was filed in the Superior Court of California, San Diego, North County Branch. The complaint, which sought injunctive relief and an unspecified amount of damages, was brought by a current shareholder against the Company and certain officers and directors.
More specifically, the plaintiff alleged that the Company was injured by a lack of independence and breach of business judgment by virtue of certain agreements entered into in connection with the recent management reorganization. The Company believed that the lawsuit was without merit and conveyed its position to the plaintiffs' counsel. On June 10, 1997, the plaintiff voluntarily dismissed the lawsuit without any payment from the Company.

     On June 11, 1997, the Company was included as a defendant in litigation entitled Eliot Miller and Jay Iyer, shareholders on behalf of themselves and all
         -----------------------------------------------------------------------
others similarly situated vs. NTN Communications, Inc., Patrick J. Downs, Daniel
--------------------------------------------------------------------------------
C. Downs, Donald C. Klosterman, Ronald E. Hogan, Gerald P. McLaughlin and KPMG
------------------------------------------------------------------------------
Peat Marwick LLP, which complaint was filed by the same lead plaintiff and lead
----------------
attorneys as in the previously dismissed derivative action. The new complaint alleges violations of state and federal securities laws based upon purported omissions from the Company's filings with the Securities and Exchange Commission. More particularly, the complaint alleges that the directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from the Company. Plaintiffs further allege that defendants made false statements about, and failed to disclose, contingent liabilities (guaranteed compensation to management and the right of an investor in IWN to require the Company to repurchase its investment during 1997) and phantom assets (loans to management) in the Company's financial statements and KPMG Peat Marwick LLP's audit reports, all of which served allegedly to inflate the trading price of the Company's Common Stock. In 1997, KPMG Peat Marwick LLP was dismissed from the suit after filing a motion to dismiss. In November 1997, the Court dismissed all of the plaintiff's state law causes of action against the Company but retained the plaintiff's federal law causes of action. In February 1998, the attorneys representing the plaintiffs in this litigation filed an action entitled Dorman vs. NTN Communications, Inc. in the Superior Court of San Diego County, California in which they essentially replead the state law causes of action dismissed in the federal lawsuit. In the Company's opinion, the claims in these two lawsuits are covered by directors and officers liability insurance providing $10,000,000 of coverage. The Company has submitted these claims to its directors and officers liability insurance underwriters, who have accepted such claims subject to reservation of rights. The Company's deductible under the insurance policy is $250,000 per claim.

     Until recently the Company was involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). With the courts assistance, the Company and IN have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving the Company, its unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. No substantive action has been taken in furtherance of either action. These actions affect only the Canadian operations of the Company and its Canadian licensee and do not extend to the Company's operations in the United States or elsewhere. Although they cannot be estimated with certainty, any damages the Company might incur are not expected to be material.

     The Company is a defendant in two other lawsuits. In November, 1997, the Company's former advertising manager brought a suit alleging breach of an alleged employment contract and age discrimination. The Company has denied any liability in this case and does not believe its resolution will have a material adverse effect on the financial position, results of operations and liquidity of the Company.

     In March, 1998, the Company's former independent representative in the State of Georgia filed suit against the Company in Atlanta, Georgia alleging wrongful termination of its distributor agreement and other breaches of such agreement. The Company denied these claims and intends to defend itself vigorously in this litigation. It is not anticipated at the present time that the outcome of this lawsuit will have a material adverse effect on the financial position, results of operations and liquidity of the Company.

     There can be no assurance that any or all of the foregoing claims will be decided in favor of the Company, which is not insured against all claims made. During the pendency of such claims, the Company will continue to incur the costs of defense of same. Other than set forth above, there is no material litigation pending or threatened against the Company.

     Recently the Company was informed that it was in default of certain covenants contained in two leases for equipment installed at various NTN Network locations. The Company has made all payments pursuant to these leases when and as due and expects to do so for the remaining terms of the leases, which expire in June and October, 1999, respectively. The respective covenants provide for a minimum working capital ratio, for customer payments to be directed to a specific account maintained by an independent bank, and for a minimum collection to lease payment ratio. The Company has agreed to direct the payments of additional customers to the specific bank accounts each month to provide the lessors with further security. Excess account balances are returned to the Company each month following the monthly lease payments. The Company has reached an agreement to cure the alleged lease defaults with one lessor and such lessor has rescinded its default notice to the Company subject to the execution and delivery of a lease amendment and an additional collateral assignment agreement on or before April 30, 1998. The other lessor has agreed to accept the Company's offer to cure the default if it is paid an administrative fee. The Company believes that it will reach an agreement to cure the alleged default on the second lease transaction. The Company's only other sale-leaseback transaction also contains similar covenant provisions and the Company is in default for the same reasons. The third lessor has not declared a default. If it does, the Company believes it may be able to enter into a similar arrangement to direct payments from additional customers to the individual collateral bank account. The third lease also expires in 1999.


     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
              -------------------------------------------------


       The Company held its annual meeting of stockholders on November 3, 1997. The matter voted upon at such meeting was the election of three directors to the Board of Directors.

       The voting for the proposal was as set forth in the table below.


                                              VOTES              VOTES
                                              "FOR"            "AGAINST" *            ABSTENTIONS**
                                     ------------------------------------------------------------------

Elections of Directors
        Gerald Sokol, Jr.               18,369,343              75,461                    --
        Edward C. Frazier               18,396,953             103,071                    --
        Robert Bennett                  18,397,453              74,961                    --


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

                                    PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              -------------------------------------------------------------
MATTERS
-------

     The Company's Common Stock is listed on the American Stock Exchange ("AMEX"), under the symbol "NTN." The prices below are the high and low sales prices for the Common Stock reported by the AMEX for the two most recent fiscal years.

         1997                              LOW                                   HIGH
         ----                              ---                                   ----
First Quarter                              $3 - 3/8                              $4 - 7/16
Second Quarter                              2 - 5/16                              4 - 3/4
Third Quarter                               2 - 3/16                              4 - 7/16
Fourth Quarter                              1                                     2 - 1/4

         1996                              LOW                                   HIGH
         ----                              ---                                   ----
First Quarter                              $3 - 1/8                              $4 - 7/8
Second Quarter                              3 - 7/8                               5 - 1/8
Third Quarter                               4 - 9/16                              6 - 1/8
Fourth Quarter                              3 - 7/16                              5 - 3/16



     On April 10, 1998, the closing price for the Common Stock reported on the AMEX was $0.81. On that date, there were approximately 4,000 record owners of the Common Stock.

     Trading of the Company's redeemable common stock purchase warrants ("NTNW") commenced on the AMEX in February 1998. Through April 10, 1998, the low and high sales prices of the warrants as reported on the AMEX were $5/8 and $1 5/16, respectively.

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

     On October 31, 1997, the Company sold and issued an aggregate of 70,000 shares of Series B Preferred Stock at a purchase price of $100 per share to two institutional purchasers Stark International and Shepherd Investments International, Ltd. (which each purchased 35,000 shares of Series B Preferred Stock). The sale of the Series B Preferred Stock was effected pursuant to Regulation D of the Securities and Exchange Commission under the Securities Act of 1993 as amended. LG Partners, Inc. provided financial advisory services to the Company in connection with the sale of the Series B Preferred Stock and received a fee for such services of $210,000. The Series B Preferred Stock bears a cumulative annual dividend of $4 per share, payable in quarterly installments of $1 per share on the last day of January, April, July and October of each year, commencing January 31, 1998.

     Any holder of Series B Preferred Stock is entitled to convert 25% of the Series B Preferred Stock owned by the holder into shares of Common Stock at any time on or after February 12, 1998 (the "Initial Conversion Date"). An additional 25% of the Series B Preferred Stock owned by a holder will become convertible on each of the dates 60, 90 and 120 days, respectively, following the Initial Conversion Date. Notwithstanding the foregoing, no holder will be entitled to convert Series B Preferred Stock to the extent that the shares of Common Stock issuable upon such conversion would cause the aggregate shares of Common Stock beneficially owned by the holder and its affiliates to exceed 4.9% of the shares of Common Stock outstanding following such conversion. Any outstanding shares of the Series B Preferred Stock not converted by October 31, 2000 will automatically be converted as of such date.

     The number of shares of Common Stock issuable upon conversion of each share of Series B Preferred Stock is determined by dividing the sum of $100 plus any accrued and unpaid dividends on the Series B Preferred Stock by the conversion price then in effect. The conversion price on any conversion date will be equal to the lesser of (a) 140% of the average of the closing bid prices of the Common Stock on the AMEX on the five trading days immediately preceding the Initial Conversion Date, but in no event more than $3.50 per share, (the "conversion ceiling") and (b) 85% of the lowest average of the closing bid prices of the Common Stock on any three trading days during the 20 trading days immediately preceding the conversion date. The conversion price and conversion ceiling are subject to adjustment in certain events, including stock dividends or subdivisions or reclassifications of the Common Stock. The actual number of shares of Common Stock into which the Series B Preferred Stock shall be converted will depend on the conversion price and conversion rate in effect on the relevant conversion date.

     The number of shares issuable on conversion of the Series B Preferred Stock is subject to adjustment in the event of a stock split, stock dividend or similar transaction involving the Common Stock. The Company will not be required to issue shares of Common Stock on any conversion to the extent that it is prohibited from doing so by applicable law or the rules or regulations of the AMEX or other exchange on which the Common Stock is then traded. In such event, the holders may elect to have the Company either (i) redeem the Series B Preferred Stock for cash at a redemption price per share equal to the product of the number of shares of Common Stock then issuable upon the closing bid prices of the Common Stock on the five trading days immediately preceding the redemption election, (ii) rescind the conversion and retain the Series B Preferred Stock, subject to the future right to convert on the terms described herein or (iii) issue shares of Common Stock at a conversion price equal to the average of the closing bid prices of the Common Stock for the five trading days immediately preceding the date on which the Company receives the holders election.

     A registration statement on Form S-3 covering 8,820,000 shares of Common Stock, some or all of which may be issuable upon conversion of the Series B Preferred Stock, was declared effective by the Securities and Exchange Commission on February 12, 1998.

     As of April 10, 1998, the holders of the Series B Preferred Stock had converted 2,000 shares of Series B Preferred Stock and accrued dividend thereon into 336,658 shares of Common Stock at a conversion price of $.60 per share of Common Stock.

     ITEM 6.  SELECTED FINANCIAL DATA
              -----------------------

     The following tables furnish information with respect to selected consolidated financial data of the Company over the past five years. The Board of Directors has recently determined either to sell or cease operations of its two subsidiaries, LearnStar and IWN, effective March 31, 1998. The following table has not been modified to reflect the possible sale or disposal of the operations of LearnStar or IWN.

Statement of Operations Data
(in thousands, except per share data)

                                                                        YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------------------------------------
                                                   1997             1996            1995             1994             1993
                                                   ----             ----            ----             ----             ----
Total revenue                       $             25,861           25,711          20,082            16,146          11,123
Total operating expenses                          38,668           51,566          25,508            16,102          13,210
                                         ------------------------------------------------------------------------------------

Operating income (loss)                          (12,807)         (25,855)         (5,426)               44          (2,087)

Other income, net                                    350                1           1,409               412             457
                                         ------------------------------------------------------------------------------------

Earnings (loss) from continuing
  operations                                     (12,457)         (25,854)         (4,017)              456          (1,630)
Earnings (loss) from
  discontinued operations                             --           (1,317)             69               251             329
Gain on sale of discontinued
  operations                                          --            4,219              --                --              --
Income taxes                                          --               --              --                --              --
                                         ------------------------------------------------------------------------------------

Net earnings (loss)                 $            (12,457)         (22,952)         (3,948)              707          (1,301)
                                         ====================================================================================

Basic and diluted net earnings
  (loss) per share:
  Continuing operations             $              (0.55)           (1.15)          (0.19)             0.02           (0.10)
  Discontinued operations                             --             0.13              --              0.01            0.02
                                         ------------------------------------------------------------------------------------
  Net earnings (loss)               $              (0.55)           (1.02)          (0.19)             0.03           (0.08)
                                         ==================================================================================


Weighted average equivalent
  shares outstanding                              22,696           22,568          20,301            21,124          17,135
                                         ==================================================================================

Balance Sheet Data
(in thousands)

                                                                                 DECEMBER 31,
                                                 --------------------------------------------------------------------
                                                   1997          1996           1995            1994            1993
                                        -----------------------------------------------------------------------------
Total current assets                    $         8,390         10,655         26,009          18,844          23,102
Total assets                            $        20,271         28,504         41,221          31,239          27,240
Total current liabilities               $         8,373         12,775          6,541           4,958           2,933
Total liabilities                       $        11,545         18,282          7,770           5,782           3,587
Shareholders' equity                    $         8,726         10,222         33,451          25,457          23,653

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

GENERAL

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the selected financial data and the consolidated financial statements and notes thereto included elsewhere herein.

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

     The Company has traditionally funded its operations through cash flow from operations and sales of equity and various debt financings. Although the Company should benefit from additional operational cash flow from the growth of new Locations, there can be no assurances that this cash flow will be sufficient to sustain the Company's operations. The Company has generated cash in the past from the sale of licenses, however, this source is sporadic and dependent upon many influences, including the Company's willingness to continue foreign licensing activities. Another source of cash in recent years has been advertising revenue. Although this revenue source has grown in prior years, advertising revenues decreased in 1997 and the NTN Network remains a relatively new media for advertisers. There can be no assurances that advertising revenue will grow or that the interactive broadcasting medium will become an accepted advertising venue.

     On March 5, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President.
In addition, three other officers resigned or were terminated in connection with the reorganization. The Company recorded substantial charges related to the management reorganization and other items as more fully described below.

RESULTS OF OPERATIONS

     Following is a comparative discussion by fiscal year of the results of operations for the three years ended December 31, 1997. The Company believes that inflation has not had a material effect on its operations to date.


YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     In March 1997, the Company announced a reorganization of its executive management personnel as described under "Recent Developments" in Item 1 of the Report, which information is incorporated herein by reference. Charges for severance and other costs associated with the management reorganization recorded in 1996 were $5,092,000. A charge for severance and other costs associated with the management reorganization and other personnel changes was $4,998,000 in 1997, including accreted interest expense. The Company has recorded the charges in 1996 and 1997 in accordance with Emerging Issues Task Force Issues No. 94 - 3.

     The Company incurred a net loss of $12,457,000 for the year ended December 31, 1997 compared to a net loss of $22,952,000 for the year ended December 31, 1996. The 1996 results include a net gain from the impact of discontinuing the operations of the Company's former subsidiary, New World Computing, Inc., of $2,902,000. The 1997 results include charges totaling $4,998,000 related to the Reorganization and a $2,543,000 charge related to defective and obsolete equipment.

     For the year ended December 31, 1997, total revenues increased slightly from $25,711,000 to $25,861,000, primarily as a result of modest growth in the Company's primary services which offset a significant decrease in equipment sales and reduced advertising revenue. Since the Company no longer enters into sale and leaseback financing arrangements, equipment sales have become a minor revenue source under current operations. Total revenue for the year ended December 31, 1997, excluding Equipment Sales, net increased 6% over the prior year.

     Network Services increased 1% from $20,029,000 to $20,245,000. The increase is primarily due to a modest growth in the number of subscriber locations contracting for services partially offset by a revised pricing structure. Online/Internet Services increased 84% from $1,811,000 to $3,326,000 largely due to non-recurring revenue of $1,000,000 from AOL related to AOL's termination of its prior contract with the Company, recognition of revenue for production services related to a large development contract of $380,000 and a modest increase in the basic services to online customers. Although the hours of service has remained relatively constant, the pricing structure has continued to evolve over the past year in a downward pattern. Advertising revenues decreased 51% during the current year from $1,590,000 to $772,000 due to a lesser number of commercial spots sold.

     Equipment Sales, net of cost of sales, during the current year decreased 73% from $1,757,000 to $475,000. Equipment Sales in the past have included large sale and leaseback transactions. In late 1996, the Company decided to no longer enter into sale and leaseback financing arrangements. Currently, equipment sales are predominantly due to sales to educational customers through the LearnStar subsidiary. The Company has determined to sell or discontinue its LearnStar operations. In either case, equipment sales to educational customers are expected to decline in the future. Equipment sales in the past have also included sales to foreign licensees which are subject to outside influences and can occur unevenly throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees.

     Operating Expenses consist of direct incremental service costs directly related to revenue sources. Operating Expenses increased 7% from $6,124,000 in the prior year to $6,565,000 in the current year. The increase in costs is primarily due to a modest expansion in the number of subscribers and online services contracting for services, increased field service costs, net of a reduction in the sales commissions.

     Selling, General and Administrative Expenses increased 12% from $17,169,000 to $19,209,000. Included in Selling, General and Administrative Expenses for 1997 are charges for the management reorganization totaling $4,813,000 and costs associated with the abandoned merger with GTECH Corporation of $376,000. The 1996 results include a charge of $840,000 related to a charge of severance and a change in estimate for deferred advertising costs of $222,000. Stock-based compensation charges made in compliance with SFAS No. 123 were $3,205,000 in 1997 compared to $1,910,000 in 1996. Exclusive of these charges, Selling, General and Administrative Expenses decreased $3,142,000 or 22%. This decrease is primarily due to trimming the workforce and cost controls implemented in 1997. Stock-based compensation charges result from the issuance, extensions or modifications of warrants or options to non-employees and can vary from period to period. Charges in 1997 include $1,450,000 that resulted from extension of the exercise period and reductions in the exercise price of warrants owned by certain former officers pursuant to the management reorganization.

     Litigation, Legal and Professional expenses decreased from $6,484,000 in 1996 to $808,000 in 1997. The 1996 amount includes charges for the settlement of litigation of approximately $4,400,000. Charges for litigation in 1997 were approximately $1,000,000. Included in the charges for 1996 was $2,800,000 for the settlement of certain litigation, for which a settlement agreement was executed in 1997 for $1,450,000. The reduction in the settlement estimate of $1,350,000 was recorded as a reduction of Litigation, Legal and Professional Services in 1997. In the fourth quarter of 1997, the Company reduced the accrual for the settlement and accordingly reduced its legal expense by $1,350,000 as a result of the change in estimate related to the settlement.

     Depreciation and Amortization Expense increased 134% from $2,265,000 to $5,305,000 due to depreciation charges resulting from the buyout of equipment lease commitments late in 1996. The Company now owns most of its Broadcast equipment. Equipment Lease Expense decreased 86% from $6,837,000 to $936,000 also due to the buyout of equipment leases in late 1996.

     Bad Debt expense relates to trade receivables for Network Services, Online/Internet services and educational customers. Bad Debt expense decreased 21% from $1,840,000 in 1996 to $1,462,000 in 1997. Beginning in 1996, the
Company began to experience reliability problems with its equipment in NTN Network Locations. These problems led to an increase in bad debt expense as customers withheld payments. In 1997, the equipment problems continued but improved, resulting in a lower bad debt expense in 1997.

     Equipment Charges increased 3% from $2,478,000 in 1996 to $2,543,000 in 1997. Equipment Charges consist of charges for obsolescence and shrinkage of the Company's stock of broadcast equipment. The Company performs periodic reviews of its broadcast equipment. In connection with these reviews, the Company determined that certain equipment primarily related to terminated sites had become obsolete, defective, or could not be located.

     Other Income (Expense) increased from $1,000 in 1996 to $350,000 in 1997. Interest Expense increased 103% from $390,000 to $793,000 largely due to interest charges related to the repurchase of an the shares of IWN from Symphony, interest paid to GTECH, and accretion of interest for the settlement warrant liability and the liability for the management reorganization. In 1997, the Company sold its interest in a building and recorded a gain of $905,000. There was no tax expense in 1997 and 1996 primarily due to taxable losses and offsetting temporary differences in both years.


YEAR ENDED DECEMBER 31, 1996 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

     The Company incurred a net loss of $22,952,000 for the year ended December 31, 1996 compared to a net loss of $3,948,000 for the year ended December 31, 1995. The 1996 results include a gain on the sale of the Company's New World subsidiary of $4,219,000, net of taxes of $16,000, and operating losses of $1,317,000. In 1996, the Company treated New World as a discontinued operation. In the second quarter, the Company reported an estimated tax expense of $1,000,000. The change in the estimated tax provision resulted from an analysis of the relevant tax laws and a valuation study performed to establish the Company's minimum tax liability which analysis was completed in the fourth quarter. The 1996 and 1995 results have been adjusted to reflect the sale of New World in 1996 as a discontinued operation. The 1996 results also include other significant charges for the resignation and termination of officers and layoffs of other personnel, cancellation of notes receivable, loss on buyout of lease commitments, a write-down of assets associated with business activities that the Company has determined will no longer be pursued, a write-down for obsolete inventory and equipment, and accrual for costs and expenses for the resolution of litigation. In addition, the current year's results of operations include charges related to the issuance of equity instruments pursuant to the guidelines of SFAS No. 123. An analysis of revenue and operating costs follows a detailed discussion of the significant other charges.

     Charges for severance recorded related to terminations or resignations of managers and other employees in 1996 amounted to $840,000. Most of the former officers involved in the management reorganization in 1997, along with Mr. Donald Klosterman, a director of NTN, were indebted to NTN for certain loans that were made in previous years. By their terms these loans were cancelable under certain circumstances in connection with the termination of the officer's employment. Therefore, in conjunction with the management reorganization, all outstanding notes receivable were canceled, and accordingly a charge for $4,252,000 for principal and the related accrued interest was recorded in 1996. Also included in the loans canceled were personal loans made to Alan Magerman, a director, and Patrick J. Downs of approximately $185,000 ($145,000 of principal and $40,000 of accrued interest) and $251,000 ($227,000 of principal and $24,000 of accrued interest), respectively.

     In addition to the reorganization of executive personnel, the Company had earlier announced the planned lay-offs of non-executive personnel. The planned lay-offs were not due to a contraction in the Company's core businesses, but rather were cost-cutting measures implemented to improve operations. Severance payments for non-executive lay-offs will not affect future liquidity as the majority of severance and other benefit payments were made in 1996.

     From 1993 through June 30, 1996, the Company had entered into various sale and leaseback arrangements with independent third parties. In the fourth quarter of 1996, the Company completed a plan to repurchase equipment related to the aforementioned lease arrangements. The Company recorded a charge of approximately $2,007,000 related to the termination of these lease transactions. To the extent possible, management does not intend to use the same sale and leaseback arrangements as a method of financing in future periods. In addition, management does not intend to purchase equipment to be held as inventory for sale and leaseback arrangements. Accordingly, in the fourth quarter of 1996, the Company reclassified all remaining inventory to Broadcast Equipment and began recording depreciation charges on all assets placed in service. Unamortized deferred revenues associated with prior sale-leaseback transactions were netted against the cost of repurchasing the assets.

     The Company performs periodic reviews of its inventory and broadcast equipment. In connection with such a review, it was determined that advancements in technology had rendered obsolete certain equipment and inventory used by the Company. Accordingly, a charge of $2,478,000 was recorded in the third quarter of 1996. This charge was not due to a contraction in the Company's core businesses and will not effect future liquidity or results of operations.

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

     To settle the case, a settlement fund was established consisting of $400,000 in cash plus 565,000 warrants to purchase the Common Stock of the Company ("Settlement Warrants"). Each Settlement Warrant has a term of three years from February 18, 1998. The Settlement Warrants were issued on February 18, 1998 and entitle the holder of a Settlement Warrant to purchase a share of Common Stock of the Company at a price of $0.96. During the period from February 18, 2000 to February 18, 2001, the holders of Settlement Warrants have the right, but not the obligation, to put the Settlement Warrants to the Company for repurchase at a price of $3.25 per Settlement Warrant (the "Put Right"), provided, however, that this Put Right shall expire, if at any time after February 18, 1998 the closing price per share of the Company's Common Stock on the American Stock Exchange is more than $4.22 on any seven trading days, whether consecutive or not. Upon expiration of the Put Right, the Company shall have no further obligation to repurchase the Settlement Warrants. In no event shall the Company have any obligation to repurchase its Common Stock.

     On April 18, 1995, a second class action lawsuit was filed in United States District Court. The complaint alleges violations of federal securities laws based on the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. The Company believes there is no basis for the claimants' allegations. Nonetheless, the Company, to avoid the expense and disruption of protracted litigation, has been attempting to settle the case. The Company estimated and recorded a charge of $2,800,000 in 1996 related to this suit. The case was settled in 1997.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"), effective for fiscal years beginning after December 31, 1995. SFAS No. 123 establishes the fair value method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the period in which the related services are rendered. The Company chose to continue using the intrinsic value based method for issuances to employees, as allowed by SFAS No. 123.

     Under SFAS No. 123, transactions involving non-employees for which issuance of equity instruments for goods or services are to be recorded using the fair value method. The fair value method states that the amount recorded is to be based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. In 1996, the Company issued a total of 616,000 warrants to non-employees for the purchase of the Company's Common Stock and recorded a charge of $1,910,000 related to the issuance of those equity instruments.

     In December 1995, the Company entered into an agreement ("Agreement") with Symphony LLC ("Symphony"), an unaffiliated company, whereby Symphony agreed to purchase a 10% interest in IWN for $350,000 and would make capital contributions totaling $2,650,000 to IWN L.P., a limited partnership of which IWN is the general partner.

     The Agreement included a provision whereby Symphony had the option to put ("IWN Put Option") its partnership interest and its shares of IWN to NTN commencing April 1, 1997 through December 1, 1997 for certain consideration. Accordingly, the Company included the accounts and results of operations of IWN L.P. in the Company's consolidated financial statements for the year ended December 31, 1996. On April 8, 1997, Symphony exercised the IWN Put Option. At December 31, 1996, the aggregate obligation, assuming the Put Option would be exercised, was $3,045,000. This amount was recorded as a short-term borrowing in the consolidated financial statements as of December 31, 1996. Operating losses for IWN L.P. aggregated $2,961,000 in 1996.

     For the year ended December 31, 1996, total revenues increased 28% from $20,082,000 to $25,711,000. This increase is the result of growth in the Company's principal revenue activities, Network Services and Online/Internet Services.

     Network Services increased 29% from $15,559,000 to $20,029,000. The increase is primarily due to an expansion in the number of subscriber locations contracting for services. Online/Internet Services increased 192% from $620,000 to $1,811,000 due to an increase in services to online customers and a growth in consumer revenue hours. In addition, the Company has increased the number of programs available through this distribution platform. Advertising revenues related to both Network Services and Online/Internet Services increased 41% from $1,128,000 to $1,590,000 primarily due to an increased number of commercial spots sold.

     Equipment Sales decreased 3% from $1,803,000 to $1,757,000. Equipment sales are predominantly related to foreign licensees which are subject to outside influences and can occur at random times throughout the year and sale and leaseback arrangements. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent upon the timing of expansion plans of the Company's foreign licensees. In late 1996, the Company decided to no longer enter into sale and leaseback transactions.

     Operating Expenses consist of incremental service costs directly related to revenues. Operating Expenses rose from $3,799,000 to $6,124,000, an increase of 61%. The increase is largely attributable to the expansion in the number of subscribers and on-line services contracting for services and increased service and freight costs associated with increasing equipment reliability issues.

     Selling, General and Administrative expenses increased 45% from $11,838,000 to $17,169,000. Included in Selling, General And Administrative expenses are several significant charges incurred in 1996. The significant charges include an accrual of $1,910,000 pursuant to SFAS No. 123 related to the issuance of warrants; an accrual of severance benefits to certain officers and other employees of $840,000; additional marketing expenses incurred during the period that shipments of Playmakers(R) were suspended pending approval from the FCC of $350,000; a charge of $222,000 related to a change in estimate for deferred advertising costs; and approximately $2,900,000 of costs associated with the development of a product at the IWN L.P. subsidiary. Prior to 1996, IWN L.P. was an unconsolidated affiliate.

     Litigation, Legal and Professional expenses increased 277% from $1,720,000 to $6,484,000 due to charges and legal fees associated with settling various litigation and on-going operations. Included in Litigation, Legal and Professional services in 1996 are charges of approximately $4,400,000 for settlement of existing lawsuits. Equipment lease expense increased 73% from $3,957,000 to $6,837,000 due to the increase in equipment under lease agreements for the majority of the year and the buyout in late 1996 of certain lease obligations resulting in a charge of $2,007,000. Depreciation and Amortization expense increased 110% from $1,078,000 to $2,265,000 due to the higher base of depreciable assets that resulted from the buyout.

     Bad Debt expense relates to trade receivables for Network Services, Online/Internet services and educational customers. Bad Debt expense increased 185% from $645,000 in 1995 to $1,840,000 in 1996. Beginning in 1996, the
Company began to experience reliability problems with its equipment in NTN Network Locations. These problems led to an increase in bad debt expense as customers withheld payments.

     Equipment Charges increased 148% from $1,000,000 in 1995 to $2,478,000 in 1996. Equipment Charges consist of charges for obsolescence and shrinkage of its stock of broadcast equipment. The Company performs periodic reviews of its broadcast equipment. In connection with such a review, it was determined that certain equipment used by the Company had become obsolete or defective. Accordingly, a charge of $2,478,000 was recorded in 1996. The increase is associated with the growth of the number of customers and the amount of equipment to be replaced.

     In connection with the management reorganization, the Company canceled, as of December 31, 1996, certain notes receivable due from executive officers resulting in a charge of $4,252,000. Other Charges of $721,000 include a write-down of assets associated with business activities that the Company has determined will no longer be pursued.

     Other Income (Expense) decreased from $1,409,000 in 1995 to $1,000 in 1996. The 1996 results include accreted interest expense associated with the Settlement Warrants of $57,000. The 1995 results include reimbursement of previously incurred legal expenses from the Company's insurance carrier of approximately $1,000,000. There was no tax expense in 1996 and 1995 primarily due to taxable losses and offsetting temporary differences in both years.

LIQUIDITY AND CAPITAL RESOURCES

     Following is a discussion of the Company's recent and future sources of and demands on liquidity, as well as an analysis of liquidity levels. Expenditures have exceeded revenues from operations through most of the Company's history and may do so in the future. To reduce operating costs, the Company has determined either to sell or cease operations of its two subsidiaries, LearnStar and IWN as of March 31, 1998. The Company plans to fund any future operating deficiencies from its existing cash and, if necessary, from other sources, as discussed below.

     In 1997, the Company reported a loss of $12,457,000. The 1997 results include charges totaling $4,998,000 related to the management reorganization and a $2,543,000 charge related to obsolete and defective equipment.

     In 1996, the Company reported a loss of $22,952,000. The 1996 results include substantial charges for the Reorganization and layoffs of other personnel, cancellation of notes receivable, loss on buyout of lease obligations, a write-down of assets associated with business activities that the Company has determined will no longer be pursued, write-down for obsolete inventory and equipment, and accrual for legal and litigation settlements. In addition, the year included charges related to the issuance of equity instruments as recorded under the guidelines of SFAS No. 123. Many of these are non-cash related charges which had little impact on future cash flow. None of the non-cash charges are due to contractions in the core businesses of the Company, and therefore are not expected to effect future liquidity or results of operations.

     Charges for the management reorganization and potential liabilities related to settlement of litigation will generally be paid over a period of time in excess of one year, and can, in some cases be settled with the issuance of stock instead of using cash. The management reorganization and lay-offs of other employees were not due to a contraction in the Company's core businesses, but rather were cost-cutting measures being implemented to improve operations. These liabilities, depending on the extent and timing, could affect future liquidity, but are expected to be funded from on-going operations.

     Total assets decreased 29% from $28,504,000 to $20,271,000 at December 31, 1996 to December 31, 1997. The decrease in assets is primarily due to operating losses, and repayment of debt, which was offset by net proceeds of Series B Preferred Stock issuances. Cash decreased from $6,579,000 to $4,764,000 at December 31, 1997 due primarily to $1,944,000 used for payments to former officers pursuant to the management reorganization, net of cash proceeds from the issuance of Series B Preferred Stock of $6,707,000. From the proceeds of the Series B Preferred Stock, the Company repaid its loan to GTECH Corporation of $3,700,000. The Company also expended $4,720,000 to develop new software and purchase capital assets.

     Accounts Receivable - Trade increased 34% from $2,031,000 at December 31, 1996 to $2,724,000 at December 31, 1997. Receivables from Network Services customers experienced some ongoing settlement issues with customers due to the technical problems experienced in 1996 and 1997. In addition, unrelated to the technical problems, the Company has experienced reduced payments from one of the Company's national accounts. The Company has revamped its collection function in response to management's ongoing monitoring of credit risk. In addition, the Company wrote-off a substantial number of uncollectable accounts in 1997. Prepaid expenses, other assets and retirement plan assets decreased from $5,192,000 to $902,000 due to termination of the executive retirement plan in connection with the management reorganization and the sale of the Company's interest in The Campus. There were no accrued benefits due to employees under the retirement plan.

     Broadcast Equipment and Fixed Assets decreased from $10,103,000 to $7,973,000 as the result of depreciation of assets and charges for obsolete, defective and unlocatable equipment of $2,543,000, net of additions for new Network Services subscribers.

     Total liabilities decreased 37% from $18,282,000 to $11,545,000 from December 31, 1996 to December 31, 1997. The 74% decrease in Accounts Payable and Accrued Expenses from $5,758,000 to $3,307,000 reflects the timing of payments in 1996 and the reduction in general expenses in 1997. Accrual for Litigation Costs (long and short-term) decreased from $2,800,000 to $1,913,000 as the Company continued to settle legal issues in 1997. In 1996, a charge of $2,800,000 was recorded for the estimated settlement related to pending litigation. In the fourth quarter of 1997, the Company reduced the accrual for the settlement and accordingly reduced Accrual for Litigation Costs by $1,350,000 as a result in the change in estimate related to the settlement. Accrual for Management Severance (long and short-term) increased from $840,000 to $2,247,000 due to charges recorded due to the management reorganization, net of payments to former officers. Short-term borrowings of $5,060,000 at December 31, 1996 which consisted of the IWN Put Option and the loan associated with the retirement plan, were paid in full in 1997. In June 1997, the Company borrowed $3,700,000 from GTECH Corp, with whom it had agreed in principle to enter into a merger agreement. The funds were used to pay Symphony for its interest in IWN.

     Short-term and long-term deferred revenues increased 25% from $1,254,000 to $1,567,000. Deferred revenues represent gains on sales and leaseback transactions and software development contracts for which revenue is deferred pending the outcome of certain events.

     The Company has working capital of $17,000 at December 31, 1997, compared to a deficit of $2,120,000 at December 31, 1996. This is primarily the result of the issuance of Series B Preferred Stock, net of the use of cash to fund operations and charges and activity related to the management reorganization. Revenues from the principal business activities, Network Services, Online/Internet Services, and Advertising grew 4% in the year ended December 31, 1997 compared to the prior year. The Company is expected to continue to require additional working capital for operating expenses, new services development, marketing of services and purchase of the hardware components used in the reception of its services. There can be no assurance that the Company's currently available resources will be sufficient to allow the Company to support its operations until such time, if any, as its internally generated cash flow is able to sustain the Company.

     As a result of the working capital ratio and other factors, the Company is in default of certain covenants of certain leasing arrangements. The leasing arrangements provide for payments from certain customers to be paid to a lockbox maintained by an independent bank. The Company has agreed to direct the payments of other customers to the lockboxes each month to provide the lessors with further security. The excess funds are returned to the Company each month following the lease payment. In return, the lessors have agreed not to pursue their contractual rights to accelerate payments and other rights in the event of default. There can be no assurance, however, that they will not do so in the future, if the Company fails to satisfy all of its obligations under the leasing arrangements.

     The Company had $4,764,000 of cash available at December 31, 1997. In 1996, the Company completed a plan to repurchase equipment related to certain lease obligations. This transaction has resulted in improved cash flow due to the elimination of the lease payments. Further, following the management reorganization, the Company implemented an organization and strategic restructuring plan aimed at reducing expenses, which included a workforce reduction and focusing on immediate goals designed to generate immediate results.

     The Company has both short-term and long-term needs for cash outside of its normal operating needs. In recent years, the Company has experienced technical problems related to its Playmaker(R) device. Further, the Company has also experienced a high rate of customers discontinuing service. A task force has been assembled to review the issue and to make recommendations to improve Playmaker(R) performance. Based on current data, the Company believes that any required changes can be affected within the next year. The costs are estimated to be less than $1,000,000 and are expected to be funded through operational cash flow. The Company anticipates that the number of customers discontinuing service due to technical problems may revert to historical levels once the Playmaker(R) performance has been improved, although no assurances can be given that a solution can be reached without undue delay or cost. If the technical problems persist for an extended period of time, it may negatively impact the Company's cash flow from operations.

     As noted earlier, the Company completed a reorganization of its management team that requires the payment to former officers over the next three years. These payments include contractual amounts under Resignation Agreements and payment for unused vacation leave. In March 1998, the Company and three of the former officers agreed to an amendment of Resignation Agreements entered into pursuant to the management reorganization. The Agreements were modified to extend the payment term an additional year to December 31, 2000 and provided for reductions of amounts to be paid in 1998 and 1999 totaling $272,000 and $355,000, respectively. All obligations owing to former officers are expected to be funded through operations. The modification also provides an option to the Company to settle all amounts due pursuant to the in shares of Common Stock. The option period commenced March 9, 1998 and extends to June 18, 1998. The number of shares of Common Stock to be issued will be 66% of the number of shares determined by dividing the present value of the amount then owing using a discount rate of 5% by the average closing price of the Common Stock for the ten trading days prior to the third business day before the notice of the exercise of the option. Should the conversion option be exercised, the

Company agrees to file a Registration Statement on behalf of the former officers to register the shares to be issued within 20 days of providing notice of its intent to exercise its option. The number of shares of Common Stock to be issued shall be 66% of the number of shares determined by dividing the present value of the amount then owing using a discount rate of 5% by the average closing price of the Common Stock for the ten trading days prior to the third business day before the notice of the exercise of the option.

     The Company has conducted an analysis of its external and internal operating systems in conjunction with the "Year 2000" issue. The Year 2000 issue relates to the ability of computer software programs to recognize the arrival of the year 2000 because of a common software design feature that describes the current year by only its last two digits. The Company has determined that its operations will handle Year 2000 compliance correctly assuming that the operating systems upon which they run have been updated to comply. Many of the Company's programs obtain date information directly from the computer's operating systems. Thus the current versions of the Company's programs are as "compliant" as the operating systems upon which they run. Microsoft Corporation, which provides the basic operating system on which the Company operates, has stated that their products will continue to operate properly into the twenty-first century. Although the Company does not believe there are any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

     The Company has several lawsuits pending. In early 1998, the Company completed one settlement by establishing a settlement fund consisting of $400,000 in cash and 565,000 warrants to purchase the Common Stock of the Company and received Court approval to settle a second for $250,000 in cash and either cash or stock valued at $1,200,000. These settlements minimize the amount of cash used and provide for possible future inflow of cash if the warrants are exercised.

     In January 1998, the Board of Directors concluded that the interests of the Company's shareholders are best served by concentrating Company resources and efforts on its two core businesses, the NTN Network and Online/Internet services. Accordingly, the Board resolved either to sell or cease the operations of its two subsidiaries, LearnStar and IWN.

     In March 1998, the Company entered into a letter of intent ("LOI") to sell 85% of its interest in LearnStar to NewStar Learning Systems ("NewStar"), a company in which Sally A. Zoll, President of LearnStar, is a shareholder. Under the LOI, NewStar would pay $1,200,000 for 85% of the Common Stock of LearnStar and the Company would retain the LearnStar accounts receivable of approximately $800,000 as of February 28, 1998. Pending a closing of the transaction, which might occur as late as September 30, 1998, NewStar would be responsible for providing operating funds to LearnStar. The Company is currently negotiating a definitive agreement, however the terms of the sale have not been finalized. There can no assurance that a definitive agreement will be executed or that LearnStar will be sold on similar terms should the proposed transaction not close.

     On April 1, 1998, the Company reached an agreement in principle with Omnigon, a California corporation, to sell 85% of the equity of IWN to Omnigon on or before May 31, 1998. It is intended that Omnigon pay $2,400,000 at closing for the 85% IWN equity interest. At Omnigon's option, however, it will have the right to pay $1,200,000 at closing and deliver its promissory note, secured by the purchased IWN common shares, for $1,600,000 payable with interest in three installments over a five-month term. If Omnigon elects the latter option, it will acquire 82.5% of the IWN equity. The parties are currently negotiating the terms of a definitive agreement for this transaction and no assurance can be given that the proposed transaction will be completed. Omnigon paid $100,000 in April 1998 and has agreed to pay $100,000 in May 1998 for the option to acquire IWN on the foregoing terms. Any such payment made will be non-refundable and will not be applied to the purchase price of the IWN shares. The Company has agreed that IWN shall use any such payment from Omnigon to pay its operating expenses prior to a closing or cancellation of the proposed transaction.

     The Company believes that its existing cash balances, cash flow from operations, changes in payment terms for long-term contracts and the concentration of its efforts on its key business activities in the coming year will be adequate to cover its capital and other needs for 1998. In the past, the Company has been able to augment its cash flow from operations by periodic sales of Common Stock and other equity instruments, upon exercise of warrants and options, by leasing transactions for equipment in use at subscriber locations, and by licensing its technology to foreign licensees. The Company is exploring alternative capital financing possibilities which may include (i) licensing and related royalties of the Company's technology and products; (ii) borrowing arrangements under fixed and revolving credit agreements; or (iii) sale of additional equity securities. The Company may negotiate for additional lease and debt financing and additional foreign licensing, however, the extent to which any of the foregoing may be accomplished, if at all, cannot be predicted at this time.

     The Company has certain lawsuits pending as previously described in "Legal Proceedings." The Company intends to vigorously defend against claimants allegations, but to avoid the expense and disruption of protracted litigation has settled certain cases and may continue to attempt to settle others. There can be no assurances that the Company will be successful in settling or defending such actions or that any or all actions would be decided in favor of the Company or that the continued cost of defending and prosecuting these actions will not have a material adverse effect on the Company's financial position or results of operations.


MARKETING AND EXPANSION PLAN

     The Company's plan to reach profitability includes the following elements:
(i) reorganizing and expanding the sales staff; (ii) increasing advertising sales; (iii) reducing operating expenses and streamlining its operations; (iv) and upgrading and enhancing information systems.

     Throughout the Company's history, the principal component of its revenues has been derived from Network Services to Locations in the hospitality industry (restaurants, taverns and hotels). Management believes that this component will continue to grow in total revenues within the next year, but may decline as a percentage of the Company's total revenues as other revenue streams increase at a higher rate. To increase the number of Locations, the Company has taken several steps. It reorganized its sales staff in late 1997 in order to provide for growth in 1998. The Company has terminated many of the agreements with independent representatives and will utilize its own staff in the major markets for sales and marketing efforts. In March 1998, the Company entered into an agreement with Datatec Systems, Inc. to provide installation and repair services to its NTN Network customers throughout the United States. In 1998, the Company will continue to attend national and regional hospitality industry trade shows and has maintained its budget for advertising in trade publications.

     A source of growth in 1997 was from Online/Internet Services revenue. The Company will continue to provide additional programs to current customers in an effort to increase consumer revenue hours. In addition, the Company will continue to seek new outlets for its programs and also provide production services for a fee.

     In 1997, the Company enhanced its graphics capabilities but failed to obtain additional advertising revenues from national advertisers. The Company has hired an independent consultant to sell commercial spots on the NTN Network as well for the Company's Online/Internet programs.

     Management believes that another market segment with potential for long-term growth is the market for interactive television services in the home. The Company expects to remain a provider of specialized programming to networks operated by other organizations, such as cable networks, computer on-line systems and wireless or telephone-based communication networks. The Company expects to deliver the video portion of its programming directly to cable television systems, with viewer responses processed using equipment developed by others. In light of this, the Company expects that any significant revenues from home use of the Company's services will be dependent upon an expansion in the overall home viewer market for home interactive information and entertainment services. The Company maintains working relationships with major providers of home interactive information and entertainment services. As the market for home interactive information and entertainment services expands, the Company will seek to capitalize on this market. Revenues to date from in-home programming have not been significant. No assurance can be given that plans to expand into the interactive television market will be successful.

     Although there can be no assurance that the Company will prove to be successful in implementing its marketing and expansion plan, management believes that the Company's prospects have improved as a result of recent growth of its core business activities, changes in its sales and marketing programs and increased customer service programs.

OTHER

     In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." This Statement sets standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purposes financial statements. This Statement shall be effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This Statement requires only additional informational disclosures and is effective for the Company's fiscal year ending December 31, 1998.

     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement will be effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement requires only additional informational disclosures and is effective for the Company's fiscal year ending December 31, 1998.

     ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              --------------------------------------------------------

     See Index to Consolidated Financial Statements and Schedule on page F-1, for a listing of the Consolidated Financial Statements and Schedule filed with this report, which are incorporated herein by reference.


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

     None.


                                    PART III

                                   MANAGEMENT


     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
               --------------------------------------------------

     The following table sets forth as of December 31, 1997 certain information regarding the directors and executive officers of the Company:

                                                                                                                 Current
                                                                                               Director           Term
     Name                              Age                   Position(s) Held                   Since            Expires
--------------------------------------------------------------------------------------------------------------------------

     Gerald Sokol, Jr.                 35                President, Chief Executive Officer,
                                                         Chief Financial Officer and Acting
                                                         Chairman of the Board
                                                                                                1997              2000
     Edward C. Frazier (2)             45                Director                               1997              2000
     Robert M. Bennett (2)             71                Director                               1996              1998
     Donald C. Klosterman(1)           68                Director                               1985              1999
     Esther L. Rodriguez (1)           56                Director                               1997              1998
     Stanley B. Kinsey (1)             44                Director                               1997              1999

     Geoffrey D. Labat                 38                Chief Operating Officer
     Daniel F. Purner                  35                Vice President - Business Development
     V. Tyrone Lam                     36                Vice President and General Manager -
                                                         NTN Network
     F. Kevin Loughran                 49                Vice President, Secretary and
                                                         General Counsel

     ---------------
     (1)  Member of Compensation Committee.
     (2)  Member of Audit Committee

     The following biographical information is furnished with respect to the directors and executive officers:

     Gerald Sokol, Jr. joined the Company in July 1996 as Chief Financial Officer. In November 1996, he became Chief Operating Officer and in February 1997, he was promoted to President. In April 1997, he was appointed to the Board of Directors. In September 1997, he relinquished his duties as Chief Operating Officer to Mr. Labat. In October 1997, he became Chief Executive Officer. Prior to joining the Company, Mr. Sokol was Vice President of Finance and Treasurer of TeleCommunications, Inc. since 1987.

     Edward C. Frazier has been a director since August 1996 and served as Chairman of the Board from March 1997 to February 1998. In February 1998, Mr. Frazier resigned as Chairman of the Board, but remains a Director. From 1988 until 1996, Mr. Frazier was the President and Chief Executive Officer of Liberty Sports. In August 1996, Mr. Frazier founded Frazier/King Media, a media property holding company and consulting firm.

     Robert M. Bennett has been a director since August 1996. From 1991 to the present, Mr. Bennett has been the President of Trans Atlantic Entertainment. Since 1989, Mr. Bennett has been the President of Bennett Productions, Inc.

     Donald C. Klosterman has been a director of the Company (or its predecessor) since 1985. He served as the President of Pacific Casino Management, Inglewood, California from June 1994 to November 1995. Mr. Klosterman served as Chairman of the Board of the Company from 1985 until April 1994. From 1990 until March 1994, he also has acted as a consultant to the Company. Mr. Klosterman is a director of Aldila Shaft Manufacturer.

     Esther L. Rodriguez was appointed as a director of NTN in September 1997. She retired as a Vice President of Next Level Systems, Inc. (formerly General Instrument), a leading telecommunications company, in November 1996 after having served in various executive capacities since joining General Instrument in 1987. For the two years prior to her retirement, Ms. Rodriguez served as head of worldwide business development and sales teams for private commercial business and educational network systems. Following her retirement, she founded and has served as Chief Executive Officer of Rodriguez Consulting Group, a management consulting firm. Ms. Rodriguez has over 25 years' experience in general management, business development and marketing, including 17 years' experience in worldwide telecommunications.

     Stanley B. Kinsey was appointed as a director in November 1997. Mr. Kinsey was the Chief Executive Officer and co-founder of IWERKS Entertainment, a leading high-technology entertainment company from 1985 to 1995. Prior to 1985, Mr. Kinsey was the Senior Vice President of Operations and New Technologies for the Walt Disney Studios.

     Geoffrey D. Labat has served as Chief Operating Officer since September 5, 1997. Prior to joining NTN as Chief Technology Officer in May 1997, from July 1995 to May 1997, Mr. Labat served as Regional Director, Engineering/Operations of GST Telecommunications, a public competitive local exchange telecommunications carrier, deploying fiber optic communication networks in the southwest United States. From February 1993 to June 1995, Mr. Labat was Director of Telecommunications for Autotote Corporation, a provider of wagering systems, wagering facility management, lottery systems and satellite television broadcast services. From August 1990 to February 1993, Mr. Labat served as Director of Operations/Engineering for Telecom Broadcasting. Mr. Labat is a 19-year veteran of the telecommunications/broadcast television industry, experienced in the design, implementation, and management of telecommunications/broadcast networks worldwide.

     Daniel F. Purner has served as Vice President of Business Development since September 1997. A 12-year veteran of NTN, Mr. Purner was previously Vice President of Production, responsible for in-house development and production for all NTN interactive products. From 1990 to 1993, he managed NTN's involvement in the United Kingdom.

     V. Tyrone Lam has served as Vice President and General Manager of the NTN Network since September 1997. Prior to this he served as Associate Vice President of Marketing from February 1997. Mr. Lam joined NTN in December 1994 in a marketing position. From April 1992 to December 1994, Mr. Lam managed the interactive television sports and games development for the EON Corporation and has held other sales and marketing positions in the computer software industry.

     F. Kevin Loughran joined the Company in October 1997. Prior to joining NTN, he was engaged in the private practice of law, specializing in banking, and commercial law since January 1993. Prior to this, Mr. Loughran served as Executive Vice President and General Counsel of Mercantile National Bank from 1990 to 1993 and as Senior Vice President and Assistant General Counsel of Security Pacific National Bank from 1988 to 1990.

     Section 16(A) Beneficial Ownership Reporting Compliance
     -------------------------------------------------------

     Under the federal securities laws, the Company's directors and officers and any persons holding more than 10% of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates. During 1997, its directors, officers and 10% stockholders satisfied all of these filing requirements, except as follows:

     Upon becoming executive officers of the Company, Messrs. Labat, Lam, Purner and Loughran did not file appropriate documents as required. In each case, the officer involved failed to notify appropriate persons at NTN responsible for assisting officers and directors in meeting their Section 16 reporting obligations. In making these statements, the Company has relied upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during fiscal 1997 and the written representations of its directors and officers.


     ITEM 11.  EXECUTIVE COMPENSATION
               ----------------------

     Summary Compensation Table

     The following Summary Compensation Table shows the compensation paid or accrued as of each of the last three fiscal years to all individuals who served as the Chief Executive Officer of the Company during 1997 and to the two other most highly compensated executive officers of the Company who were serving as executive officers at the end of fiscal year 1997 whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                                                 Long-Term
                                                                                                Compensation
                              Annual Compensation                                                  Awards
--------------------------------------------------------------------------------------        -------------------

                                                                          Other Annual             Securities
  Name and Principal Position     Year     Salary (1)         Bonus       Compensation          Underlying Option
--------------------------------------------------------------------------------------        -------------------
Gerald Sokol Jr. (3)
President, Chief Executive
Officer and Chief Financial
Officer                          1997      $ 240,662        $335,500 (4)  $ 16,749 (5)              600,000
                                 1996         87,423              --        14,480 (6)              875,000
                                 1995             --              --            --                       --

Daniel F. Purner
Vice President  Business
Development                      1997        104,085 (10)         --         4,749 (7)              175,000
                                 1996         79,073              --         4,319                   85,000
                                 1995         82,400              --         3,978                   12,500

V. Tyrone Lam
Vice President and General
Manager  NTN Network             1997        105,367 (10)         --         4,575 (7)              165,000
                                 1996         75,177              --         4,319                   45,000
                                 1995         53,846              --         3,255                    5,000

Patrick J. Downs (2)
Chief Executive Officer          1997             --          --       345,963 (8)                   --
                                 1996        192,885          --       953,710 (9)              200,000
                                 1995        192,044          --            --                  200,000

----------------
(1) Includes amounts, if any, deferred under the Company's 401(k) Plan and Deferred Compensation Plan.

(2) In March 1997, NTN announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chairman of the Board and Chief Executive Officer of NTN. Mr. Downs continued to serve on NTN's Board of Directors until August 27, 1997 at which date he resigned from the Board of Directors.

(3) Mr. Sokol joined the Company in July 1996. No data is available for prior years.

(4) Includes a $150,000 home loan made to Mr. Sokol in August 1996, which in accordance with its terms was forgiven in March 1997, and bonuses aggregating $185,500.

(5) Represents group insurance premiums and Board of Directors fees of $12,000, which were approved by the Board to be paid in shares of stock in December 1997. A total of 10,667 shares of stock will be issued to Mr. Sokol in 1998.

(6) Represents moving expenses paid or reimbursed by NTN in connection with Mr. Sokol's joining NTN.

(7)  Represents group medical insurance premiums.

(8) In March 1997, NTN entered into a Resignation and General Release Agreements (the "Resignation Agreements") with the Named Executive Officer indicated for the purpose of settling his prior employment agreements and other contracts and arrangements with NTN. See "Termination of Employment and Change in Control Arrangements." Pursuant to the Resignation Agreements, the former executive agreed to enter into a Consulting Agreements with NTN, in consideration of which NTN agreed to honor certain provisions of the prior employment agreement of the Named Executive Officer which called for NTN's payment of the former Named Executives Officer's annual salary for the remaining terms of such employment agreements. This amounts represent those payments, along with payments for accrued vacation, and deferred compensation and insurance premiums that NTN paid.

(9) The former Named Executive Officer was indebted to NTN for prior loans extended to him by NTN in the amount shown in the table. In accordance with the original terms of the loan, pursuant to the Resignation Agreement described in note 8, NTN agreed to cancel such indebtedness as of December 31, 1996, along with the accrued interest.

(10) Mr. Purner and Mr. Lam were employees of the Company in previous years but were not Executive Officers until 1997.


     Stock Option Grants

     The following table contains information concerning grants of stock options during fiscal 1997 with respect to the Named Executive Officers.

     OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                  Potential Realizable Value at
                                                                                                  Assumed Annual Rates of Stock
                                                                                                  Price Appreciation for Option
                                    Individual Grants                                                       Term (1)
------------------------------------------------------------------------------------------      --------------------------------
                                               % of Total
                           Number of            Options
                            Shares             Granted to
                          Underlying          Employees In      Exercise       Expiration
Name                    Options Granted        Fiscal Year      Price             Date                 5%                10%
------------------------------------------------------------------------------------------      ----------------------------------
Gerald Sokol, Jr.           300,000 (2)           12.6%         $2.81              3/11/07           $530,158         $1,343,525
                            300,000 (3)           12.6%          2.81              3/11/07            530,158          1,343,525

Daniel F. Purner             75,000 (4)            3.2%          3.25              11/4/06            153,293            388,475
                            100,000 (4)            4.2%          2.00              11/3/07            125,779            318,748

V. Tyrone Lam                65,000 (4)            2.7%          3.25              11/4/06            132,854            336,678
                            100,000 (4)            4.2%          2.00              11/3/07            125,779            318,748

Patrick J. Downs                 --                 --             --                   --                 --                 --

-------------------
(1) The 5% and 10% assumed rates of appreciation are prescribed by the rules and regulations of the Securities and Exchange Commission and do not represent management's estimate or projection of future value of the Common Stock.

(2) Represents an option granted under NTN's 1995 Option Plan which was immediately exercisable upon grant. The original exercise price of the option of $4.50 per share was reduced in May 1997 to the exercise price shown in the table.

(3) Represents an option granted under NTN's 1995 Option Plan which is to become exercisable on February 18, 1999. The original exercise price of the option of $4.50 per share was reduced in May 1997 to the exercise price shown in the table.

(4) Represents options granted under NTN's 1995 Option Plan which become exercisable in three equal installments on each of the first, second and third anniversaries of the dates of grant.

     STOCK OPTION EXERCISES AND OPTION VALUES

     The following table contains information concerning stock options exercised during 1997 and stock options which were unexercised at the end of fiscal 1997 with respect to the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                  Number of Securities
                                                 Underlying Unexercised               Value of Unexercised In-the-Money
                                                Options At Fiscal Year-End            Options at Fiscal Year-End (1)
                                              ---------------------------------------------------------------------------
                          Shares
                       Acquired on          Value
     Name                Exercise          Realized   Exercisable   Unexercisable     Exercisable         Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Gerald Sokol, Jr.           --                --        1,052,500      422,500              *(2)               *(2)

Daniel F. Purner         3,000            $5,070           50,333      238,167              *                     *

V. Tyrone Lam               --                --           17,000      198,000              *                     *

Patrick J. Downs            --                --          750,000           --              *                     *

---------------------
(1) Represents the amount by which the aggregate market price on December 31, 1997 of the shares of the Company's Common Stock subject to such options exceeded the respective exercise prices of such options. An asterisk denotes that the respective exercise prices of the options shown exceeded the market price of the underlying shares of Common Stock at December 31, 1997.

(2)  Based on the exercise price of the options as amended in May 1997.


     DIRECTOR COMPENSATION

     Directors currently receive compensation of $2,000 per month for their services as directors. In December 1997, the Board elected to pay the 1997 fees and the 1998 fees in shares of treasury stock. Each director who serves in 1997 is to be issued 16,000 shares of stock, except Mr. Sokol, who will receive 10,667 shares for serving a partial year. For 1998, each current director will receive 21,333 shares of Common Stock, with the understanding that should they fail to serve the entire year, they would repay to the Company in cash or shares of the Common Stock the unearned portion of their fees. Directors are also eligible for the grant of options or warrants to purchase Common Stock from time to time for services in their capacity as directors.

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

     Upon joining the Board in September 1997, Ms. Rodriguez was granted options to purchase 100,000 shares of Common Stock at an exercise price of $2.4375 per share. Ms. Rodriguez's options will become vested and exercisable in three equal installments on the first, second and third anniversaries of the grant date, subject to Ms. Rodriguez remaining as a director. The options provide for immediate vesting in full in the event of a "Change of Control Event" as defined.

     Upon joining the Board in November 1997, Mr. Kinsey was granted options to purchase 100,000 shares of Common Stock at an exercise price of $1.875 per share. Mr. Kinsey's options will become vested and exercisable in three equal installments on the first, second and third anniversaries of the grant date, subject to Mr. Kinsey remaining as a director. The options provide for immediate vesting in full in the event of a "Change of Control Event" as defined.


     EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     In March 1997, NTN agreed with Patrick J. Downs, Daniel C. Downs, Gerald P. McLaughlin, and Ronald E. Hogan that each officer would resign or be terminated. Pursuant to Resignation Agreements between each former officer and NTN, the existing employment agreements of the former officers were terminated and each former officer entered into a Consulting Agreement with NTN, under which each former officer agreed to consult with NTN on such matters as it may request from time to time. The three-year terms of the Consulting Agreements coincide with the remaining terms of the prior employment agreements.

     Pursuant to the Resignation Agreements, NTN agreed to honor certain provisions of the prior employment agreements of the former officers which called for payment of the former officers' annual salaries for the remaining terms of such employment agreements and to pay the former officers all deferred compensation and accrued vacation accumulated by them through December 31, 1996. The former officers relinquished any right under the prior employment agreements to certain bonuses based on future performance of NTN and surrendered to NTN for cancellation certain options held by them to purchase an aggregate of 2,325,000 shares of Common Stock. The Resignation Agreements also contain mutual, general releases between NTN and each of the former officers with respect to their prior employment and other relations between the parties.

     Patrick J. Downs, Daniel C. Downs, Gerald P. McLaughlin, and Ronald E. Hogan will receive under their Consulting Agreements the sum of $746,160, $746,160, $812,887 and $583,492, respectively. The resigning officers also will continue to receive medical benefits and life insurance paid for by NTN, and for 48 months, Patrick J. Downs, Daniel C. Downs and Gerald P. McLaughlin will continue to receive a monthly car allowance.

     In connection with the Consulting Agreements, NTN also agreed to extend the expiration dates of certain options and warrants held by the former officers and, with respect to Patrick J. Downs and Daniel C. Downs, to waive provisions of their respective stock options which required the exercise of certain options within a specified period of time following termination. Using the 5% and 10% assumed rates of appreciation prescribed by the rules and regulations of the Securities and Exchange Commission, the potential realizable value to the former officers of these option and warrant extensions and waivers is as follows:
Patrick J. Downs -- $850,670 and $2,076,507, respectively; Daniel C. Downs -- $931,443 and $2,259,752, respectively; Gerald P. McLaughlin -- $392,543 and $947,099, respectively; and Ronald E. Hogan -- $527,940 and $1,231,620,
respectively.

     In connection with the management reorganization, NTN agreed to the vesting of certain options held by Mr. McLaughlin to purchase 100,000 shares and issued to Mr. McLaughlin a fully vested option to purchase 150,000 shares of Common Stock of the Company. In November 1997, Mr. McLaughlin exchanged these options and warrants for 50,000 shares of Common Stock. The Company also paid Alan P. Magerman, a director of the Company an aggregate of $225,000 and purchased from Mr. Magerman for a price of $81,250 certain warrants to purchase 325,000 shares of Common Stock held by Mr. Magerman.

     Each of the former officers was indebted to the Company for certain prior loans extended to them by the Company, which by their terms were cancelable under certain circumstances in the event of termination of the officer's employment. As a result, the management reorganization triggered the cancellation of indebtedness and accrued interest of Patrick J. Downs, Daniel C. Downs, Gerald P. McLaughlin, and Ronald E. Hogan to the Company in the amounts of $953,710, $657,265, $514,715 and $463,526, respectively.

     In May 1997, the Company entered into a written Employment Agreement with Gerald Sokol, Jr. under which Mr. Sokol will serve as President and Chief Operating Officer of the Company for a period of three years ending May 15, 2000. Under the Employment Agreement, Mr. Sokol is to receive an annual salary of $250,000, which will increase by 5% (plus any increase in the consumer price index) during each of the second and third years of the term of employment. Mr. Sokol also is entitled to an annual bonus based on the Company's "Operating Cash Flow" (as defined) as follows: 2.5% of the first $5,000,000 of Operating Cash Flow; 1.5% of any Operating Cash Flow in excess of $5,000,000 and up to $10,000,000; and 1% of any Operating Cash Flow in excess of $10,000,000. Pursuant to this clause, Mr. Sokol received a bonus of $100,500 in 1997.

     The Company also has agreed pursuant to the Employment Agreement to provide Mr. Sokol and his dependents certain medical insurance and to purchase $1,000,000 of life insurance ($2,000,000 in the event of accidental death or dismemberment) on Mr. Sokol payable to his beneficiaries.

     Mr. Sokol's Employment Agreement may be terminated by the Company in the event of his disability, in which event Mr. Sokol or his representatives will be entitled to be paid severance in an amount equal to 75% of his compensation (including the annual bonus calculated as described above) for the remainder of the term of the Employment Agreement. The Employment Agreement also may be terminated by NTN in the event of Mr. Sokol's personal dishonesty, willful misconduct or breach of fiduciary duty, or if he breaches the Employment Agreement and fails to cure the breach within 30 days. In the event NTN terminates the Employment Agreement without cause, attempts to reassume Mr. Sokol's duties or to change his duties without cause, Mr. Sokol will be entitled to a liquidated amount equal to his entire compensation under the Employment Agreement for the remainder of its term.

     Mr. Sokol may terminate the Employment Agreement at any time after one year on three months' notice to NTN and at any time following a "Change of Control Event" (as defined). In the event Mr. Sokol or NTN terminates Mr. Sokol's employment following a Change of Control Event, he will be entitled to receive severance in an amount equal to one year's salary plus a prorated portion of the annual bonus called for under the Employment Agreement.

     In connection with his agreeing to join NTN as its Chief Financial Officer, in August 1996 Mr. Sokol was granted various options to purchase an aggregate of up to 700,000 shares of Common Stock. All of these options, as well as additional options held by Mr. Sokol to purchase an aggregate of 175,000 shares of Common Stock, were amended in May 1997 to reduce the respective exercise prices of the options to $2.81 per share. In February 1997, Mr. Sokol was granted additional options to purchase 600,000 shares of Common Stock at an exercise price of $2.81 per share.


     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     All compensation determinations for 1997 for NTN's executives were made by the Board of Directors of NTN as a whole upon the advice of the Compensation Committee of the Board. None of the directors or executive officers of NTN has served on the Board of Directors or the compensation committee of any other company or entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Board.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
               --------------------------------------------------------------

     The following table sets forth as of March 25, 1998 the number and percentage ownership of Common Stock by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock based upon reports filed by each such person with the Securities and Exchange Commission ("Commission"), (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all of the executive officers and directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares of Common Stock shown. An asterisk denotes beneficial ownership of less than 1%.

                                               Number of Shares        Percent of Common Stock
                 Name                         Beneficially Owned                 (1)
----------------------------------------------------------------------------------------------
Gerald Sokol, Jr.(2)                             1,114,500                  4.4%
Edward C. Frazier (3)                              682,833                  2.7%
Robert M. Bennett (4)                              140,666                    *
Donald C. Klosterman (5)                           795,082                  3.2%
Esther L. Rodriguez (6)                             22,333                    *
Stanley B. Kinsey                                   21,333                    *
Daniel F. Purner (7)                                60,599                    *
V. Tyrone Lam  (8)                                  17,000                    *
Patrick J. Downs (9)                               276,419                  1.1%
All executive officers and directors
of the Company as a group (12 persons) (10)      3,239,098                 11.7%


(1) Included as outstanding for purposes of this calculation are 24,437,000 shares of Common Stock (the amount outstanding as of March 25, 1998) plus, in the case of each particular holder, the shares of Common Stock subject to currently exercisable options, warrants, or other instruments exercisable for or convertible into shares of Common Stock (including such instruments exercisable within 60 days after March 25, 1998) held by that person, which instruments are specified by footnote. Shares issuable as part or upon exercise of outstanding options, warrants, or other instruments other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.

(2) Includes 1,052,500 shares subject to currently exercisable options held by Mr. Sokol.

(3) Includes 500,000 shares subject to currently exercisable warrants and 137,500 shares subject to currently exercisable options held by Mr. Frazier.

(4) Includes 33,333 shares subject to currently exercisable options held by Mr. Bennett.

(5) Includes 200,000 shares subject to currently exercisable warrants and 150,000 shares subject to currently exercisable options held by Mr. Klosterman.

(6) Includes 1,000 shares owned by the Rodriguez Family Trust, of which Ms. Rodriguez is a co-trustee with members of her immediate family. As co-trustee, Ms. Rodriguez shares voting and investment power with respect to the shares

(7) Includes 50,334 shares subject to currently exercisable options held by Mr. Purner.

(8) Includes 17,000 shares subject to currently exercisable options held by Mr. Lam.

(9) Includes 138,600 shares to be issued pursuant to the Stock Exchange Agreement dated March 19, 1998, and excludes 750,000 options and warrants to be exchanged pursuant to the Stock Exchange Agreement.

(10) Includes 700,000 shares subject to currently exercisable warrants and, 1,464,000 shares subject to currently exercisable options held by executive officers and directors, including those described in notes (2) through (9) above.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
               ----------------------------------------------

     During 1996, the Company had outstanding loans to a director and certain of its officers. The loans represent withholding amounts paid by the Company on behalf of the director and officers to taxing authorities in order to obtain a tax deduction for federal and state income tax purposes relating to compensation to these officers and directors for prior years. The loans were evidenced by individual promissory notes in favor of the Company which bore interest at annual rates of between 6% and 8%, were unsecured and were due on demand.

     In April 1996, the Company restructured the loans to the director and officers as described in the preceding paragraph. Pursuant to the restructuring, each director and officer executed a three-year promissory note in favor of the Company in a principal amount equal to the aggregate outstanding principal balance and accrued interest on the loans as follows: Donald C. Klosterman - $1,179,043; Patrick J. Downs - $680,429; Daniel C. Downs -$629,141; Gerald P. McLaughlin - $492,691; Ronald E. Hogan - $445,384; and Robert Klosterman - $237,383. The terms of the notes were as follows: 10% of the principal amount was due at the end of 12 months from the date of the note; an additional 30% of the principal amount was due at the end of 24 months; and the balance of the principal amount (i.e., 60%) was due at the end of 36 months.
The notes were pre-payable at any time without penalty and bore interest at the rate of 6% per annum, which was payable annually in arrears.

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

     In March 1997, Patrick J. Downs, Daniel C. Downs, Ronald E. Hogan, and Gerald P. McLaughlin resigned or were terminated. Pursuant to Resignation and General Release Agreements between the Company and each resigning officer, and in accordance with the terms of the foregoing notes, effective December 31, 1996, the Company canceled the obligations of Patrick J. Downs, Daniel C. Downs, Gerald P. McLaughlin and Ronald E. Hogan under the foregoing notes, the principal and accrued interest of which totaled $953,710, $657,265, $514,715 and $463,526, respectively. See "Executive Compensation - Employment Agreements and Termination of Employment and Change in Control Arrangements."


ADVANCE TO MR. SOKOL

     In March 1997, as a consequence of the reorganization of NTN's management, an advance of $150,000 provided to Mr. Sokol in 1996 was forgiven. The advance, originally provided in August 1996, in connection with his agreeing to join NTN was for use in purchasing a residence in California. The advance was to be forgiven over four years as a bonus or upon the occurrence of a change in control of NTN. Such a change of control occurred in March 1997.

CONSULTING ARRANGEMENTS

     In December 1996, NTN retained Frazier/King Media Holding Co. ("Frazier/King"), a media consulting firm of which Edward C. Frazier is a principal and a 50% owner, to provide consulting services to NTN relating to the development of a local advertising sales program. Under the terms of the one-year engagement, NTN paid Frazier/King $100,000 plus reimbursement of expenses incurred by Frazier/King of approximately $35,000.

     In March 1997, NTN entered into a separate Consulting Agreement with Mr. Frazier, under which he agreed to spend on average seven days a month consulting with management of NTN regarding NTN's operations and serving as a consultant to NTN's President and as a member of NTN's Executive Advisory Board, which had just been created by NTN's Board of Directors. The Executive Advisory Board was subsequently disbanded. The Consulting Agreement was to expire in March 1999, unless sooner terminated. In consideration for his services under the foregoing Consulting Agreement, Mr. Frazier was granted a five-year, nonqualified stock option to purchase 250,000 shares of Common Stock at an exercise price of $4.50 per share, which was to vest in 24 monthly installments of approximately 10,416 shares each, subject to Mr. Frazier remaining as a consultant, and was to become exercisable on and after February 28, 1999. NTN also agreed to reimburse Mr. Frazier for certain expenses relating to his consulting services. In May 1997, Mr. Frazier's option was amended to reduce the exercise price to $2.81 and to provide that it would become immediately exercisable in full in the event of a "Change of Control" (as defined) of NTN. In January 1998, the Board of Directors cancelled the Consulting Agreement and reduced the compensation to 104,167 options, which are 100% vested at March 31, 1998. In connection with the option granted to Mr. Frazier under the Consulting Agreement, NTN recorded a charge pursuant to SFAS No. 123 of $224,000 in 1997. An additional charge of $58,000 will be recorded in 1998.

     In April 1997, NTN entered into another Consulting Agreement with Frazier/King, under which Frazier/King was engaged to review and consult with management of NTN regarding NTN's strategic business plan, current operations and future development and to devise and structure an appropriate plan to secure future financing for NTN. The Consulting Agreement was terminable by NTN any time upon ten days notice to Frazier/King in the event the Board of Directors as a whole determined in good faith that Frazier/King had failed materially to perform, or had breached its duties, under the Consulting Agreement.

     For Frazier/King's services under the foregoing Consulting Agreement, NTN granted Frazier/King a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $2.81, the approximate market value of the Common Stock on the date of the Consulting Agreement, and agreed to reimburse Frazier/King for expenses (other than normal operating expenses) incurred by it in performing its consulting services. Frazier/King's warrant was immediately vested and exercisable as to 200,000 shares of Common Stock covered thereby and was to become vested and exercisable as to the balance of 800,000 covered shares in quarterly installments of 100,000 shares each as of the 15th day of each July, October, January and April commencing July 15, 1997 and ending April 15, 1999, provided that the Board of Directors of NTN has determined that Frazier/King was performing satisfactorily under the Consulting Agreement. In January, 1998, the Board and Frazier/King agreed to terminate this consulting agreement and the number of warrants granted was reduced to 500,000, which were immediately vested. In connection with the warrant granted to Frazier/King, NTN recorded a charge pursuant to SFAS No. 123 of $1,401,000, in 1997.

     In March, 1997, the Company announced a reorganization of its executive management personnel as described under "Recent Developments" in Item 1 of the Report, which information is incorporated herein by reference.

INDEMNITY AGREEMENTS

     The Company has entered into indemnity agreements with each of its directors and executive officers. The indemnity agreements provide that the Company will indemnify these individuals under certain circumstances against certain liabilities and expenses they may incur in their capacities as directors of the Company. The Company believes that the use of such indemnity agreements is customary among corporations and that the terms of the indemnity agreements are reasonable and fair to the Company, and are in its best interests to retain experienced directors.

PROPOSED SALE OF LEARNSTAR

     See the discussion under "Recent Developments-Recent Decision Concerning Subsidiaries", which information is incorporated herein by reference, relating to the Company's proposed sale of LearnStar to NewStar, a company in which Sally
A. Zoll, President of LearnStar, is a shareholder.

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

         3. Exhibits. The following exhibits are filed as a part of this report:

10.1    Amended and Restated Certificate of Incorporation of the Company, as
        amended (1)
10.2    By-laws of the Company (2)
10.3*   1985 Incentive Stock Option Plan, as amended (2)
10.4*   1985 Nonqualified Stock Option Plan, as amended (4)
10.5    License Agreement with NTN Canada (4)
10.6    National Football League License Agreement (4)
10.7    Lease of Office with The Campus L.L.C. (7)
10.8    Third Amended and Restated Agreement of Limited Partnership of IWN,
        L.P., dated as of December 31, 1995. (8)
10.9    First Amendment to the Third Amended and Restated Agreement of Limited
        Partnership of IWN, L.P., dated as of March 11, 1996. (8)
10.10   Amended and Restated Technology and Trademark License Agreement, dated as of December 31, 1995, between NTN Communication, Inc. and IWN, Inc.
        (8)
10.11   Amended and Restated Technology and Trademark Sub-license Agreement, dated as of December 31, 1995, between IWN, Inc. and IWN, L.P. (8)
10.12   Worldwide Technology and Trademark Agreement, dated as of  December 31,
        1995, between IWN, Inc. and IWN, L.P. (8)
10.13   Non-competition Agreement, dated as of December 31, 1995, between IWN,
        Inc. and IWN, L.P. (8)
10.14   Non-competition Agreement, dated as of December 31, 1995, between IWN,
        L.P. in favor of NTN Communications, Inc. and IWN, Inc. (8)
10.15*  Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Patrick J. Downs. (9)
10.16*  Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Daniel C. Downs. (9)
10.17*  Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Ronald E. Hogan (9)
10.18*  Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Gerald P. McLaughlin. (9)
10.19*  Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Michael J. Downs. (9)
10.20*  Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Robert Klosterman. (9)
10.21*  Letter agreement, dated March 4, 1997, between NTN and Alan Magerman.(9)
10.22*  Consulting Agreement, dated as of December 31, 1996, between NTN
        Communications Inc. and Patrick J. Downs. (9)
10.23*  Consulting Agreement, dated as of December 31, 1996, between NTN
        Communications Inc. and Daniel C. Downs. (9)
10.24*  Consulting Agreement, dated as of December 31, 1996, between NTN
        Communications Inc. and Ronald E. Hogan. (9)
10.25*  Consulting Agreement, dated as of December 31, 1996, between NTN
        Communications Inc. and Gerald P. McLaughlin. (9)
10.26*  Consulting Agreement, dated as of March 14, 1997, between NTN
        Communications Inc. and Donald Klosterman. (9)

10.27*  General Release, dated as of December 31, 1996, between NTN
        Communications Inc. and Patrick J. Downs. (9)
10.28*  General Release, dated as of December 31, 1996, between NTN
        Communications Inc. and Daniel C. Downs. (9)
10.29*  General Release, dated as of December 31, 1996, between NTN
        Communications Inc. and Ronald E. Hogan. (9)
10.30*  General Release, dated as of December 31, 1996, between NTN
        Communications Inc. and Gerald P. McLaughlin. (9)
10.31*  General Release, dated as of December 31, 1996, between NTN
        Communications Inc. and Michael J. Downs. (9)
10.32*  General Release, dated as of December 31, 1996, between NTN
        Communications Inc. and Robert Klosterman. (9)
10.33*  Special Stock Option dated August 18, 1996 between NTN Communications,
        Inc. and Gerald Sokol, Jr.(9)
10.34*  Special Stock Option dated August 25, 1996 between NTN Communications,
        Inc. and Robert Bennett(9)
10.35*  Special Stock Option dated August 30, 1996 between NTN Communications,
        Inc. and Edward C. Frazier (9)
10.36*  Amendment to Nonqualified Stock Option Agreement, dated as of April 14,
        1997, between NTN Communications, Inc. and Edward C. Frazier. (11)
10.37   Letter agreement, dated December 17, 1996, between NTN Communications,
        Inc. and Frazier/King Media Holding Co. (11)
10.38*  Consulting Agreement, dated as of March 1, 1997, between NTN
        Communications, Inc. and Edward C. Frazier. (11)
10.39*  Consulting Agreement, dated as of April 23, 1997, between NTN
        Communications, Inc. and Frazier/King Media Holding Co., together with a
        Warrant Certificate for the purchase of 1,000,000 shares of Common
        Stock. (11)
10.40   Securities Purchase Agreement, dated as of October 31, 1997, among
        NTN Communications, Inc. and the investors listed therein. (12)
10.41   Compromise Settlement and Mutual General Release by and between NTN
        Communications, Inc. and Interactive Entertainment Systems and Barry N.
        Hurley (13)
10.42   Warrant Agreement, dated as of February 18, 1998 between NTN
        Communications, Inc. and American Stock Transfer and Trust Company, as warrant agent, including a form of warrant certificate. (13)
10.43*  Employment Agreement dated May 16, 1997 by and between NTN
        Communications, Inc. and Gerald Sokol Jr. (13)
10.44* Performance Incentive Stock Option Agreement dated November 4, 1996 by and between NTN Communications, Inc. and Gerald Sokol, Jr. (13)
10.45*  Nonqualified Stock Option Agreement dated May 14, 1997 by and between
        NTN Communications, Inc. and Gerald Sokol, Jr. (13)
10.46 Exclusive Maintenance and Installation Agreement dated March 30, 1998 by and between NTN Communications, Inc. and Datatec Systems, Inc. (13)
10.47* Modification to Resignation Agreement, dated as of March 9, 1998 by and between NTN Communications, Inc. and Daniel C. Downs (13)
10.48* Modification to Resignation Agreement, dated as of March 9, 1998 by and between NTN Communications, Inc. and Patrick J. Downs (13)
10.49* Modification to Resignation Agreement, dated as of March 20, 1998 by and between NTN Communications, Inc. and Ronald E. Hogan (13)
23.00   Consent of KPMG Peat Marwick LLP. (13)
27.00   Financial Data Schedule. (13)

        ______________________
        *  Management Contract or Compensatory Plan.

(1)     Filed herewith.
(2) Previously filed as an exhibit to the Company's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
(3) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1989, and incorporated by reference.

(4) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.
(5) Previously filed as an exhibit to the Company's report on Form 8-K dated December 31, 1993, and incorporated by reference.
(6) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.
(8) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.
(9) Previously filed as an exhibit to the Company's report on Form 8-K dated March 5, 1997 and incorporated by reference.
(10) Previously filed as an exhibit to the Company's report on Form 8-K dated June 30, 1996 and incorporated by reference
(11) Previously filed as an exhibit to the Company's report on Form 10-K dated December 31, 1996 and incorporated by reference.
(12) Previously filed as an exhibit to the Company's report on Form 8-K dated November 7, 1997 and incorporated by reference.
(13)    Filed herewith.



        (b)  Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  April 10, 1998

NTN COMMUNICATIONS, INC.


By:    /s/ GERALD SOKOL, JR
       --------------------
     Gerald Sokol Jr., President, Chief Executive Officer, Chief Financial Officer and Acting Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                     TITLE                                   DATE
              ---------                                     -----                                   ----
/s/ GERALD SOKOL, JR                      President, Chief Executive Officer, Chief            April 10, 1998
---------------------                     Financial Officer and Acting Chairman of
Gerald Sokol, Jr.                         the Board


/s/ EDWARD C. FRAZIER                     Director                                             April 10, 1998
----------------------
Edward C. Frazier

/s/ ROBERT M. BENNETT                     Director                                             April 10, 1998
----------------------
Robert M. Bennett

/s/ DONALD C. KLOSTERMAN                  Director                                             April 10, 1998
-------------------------
Donald C. Klosterman

/s/ ESTHER L. RODRIGUEZ                   Director                                             April 10, 1998
------------------------
Esther L. Rodriguez

/s/ STANLEY B. KINSEY                     Director                                             April 10, 1998
----------------------
Stanley B. Kinsey

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                         Page
                                                                                                   ----------------
Independent Auditors' Report                                                                              F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as December 31, 1997 and 1996                                            F-3

     Consolidated Statements of Operations for the years ended December 31, 1997,                         F-4
      1996 and 1995

     Consolidated Statements of Shareholders' Equity for the years ended                                  F-5
      December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31,                               F-7
      1997, 1996 and 1995

Notes to Consolidated Financial Statements                                                                F-9

Financial Statement Schedule II - Valuation and Qualifying Accounts                                       F-25

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTN Communications, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           KPMG Peat Marwick LLP

San Diego, California
April 10, 1998

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1997 and 1996

                                       ASSETS                                     1997              1996
                                                                              ------------      ------------
Current assets:
   Cash and cash equivalents                                                  $  4,764,000         6,579,000
   Accounts receivable - trade, net of allowance for doubtful
    accounts of $1,313,000 in 1997 and $1,563,000 in 1996                        2,724,000         2,031,000
   Accounts receivable - officers and employees                                         --           199,000
   Prepaid expenses and other current assets                                       902,000         1,846,000
                                                                              ------------      ------------
              Total current assets                                               8,390,000        10,655,000

Broadcast equipment and fixed assets, net (note 4)                               7,973,000        10,103,000
Software development costs, net of accumulated amortization
   of $3,710,000 in 1997 and $1,829,000 in 1996                                  3,697,000         4,400,000
Retirement plan assets (note 9)                                                         --         2,527,000
Other assets                                                                       211,000           819,000
                                                                              ------------      ------------

              Total assets                                                    $ 20,271,000        28,504,000
                                                                              ============      ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                914,000         2,193,000
   Accrued expenses (note 9)                                                     2,393,000         3,565,000
   Accrual for litigation costs (note 11)                                        1,613,000                 -
   Accrual for management severance (note 3)                                     1,154,000           424,000
   Short-term borrowings (note 5)                                                       --         5,060,000
   Obligations under capital lease (note 10)                                        46,000                --
   Deferred revenue                                                              1,483,000           254,000
   Customer deposits                                                               770,000         1,279,000
                                                                              ------------      ------------
              Total current liabilities                                          8,373,000        12,775,000

Deferred revenue                                                                    84,000         1,000,000
Obligations under capital lease (note 10)                                          179,000                --
Accrual for settlement warrants (note 11)                                        1,516,000         1,291,000
Accrual for litigation costs (note 11)                                             300,000         2,800,000
Accrual for management severance (note 3)                                        1,093,000           416,000
                                                                              ------------      ------------
              Total liabilities                                                 11,545,000        18,282,000
                                                                              ------------      ------------
Shareholders' equity (notes 7 and 8):
   Series A 10% cumulative convertible preferred stock, $.005 par value,
      10,000,000 shares authorized;  shares issued and outstanding 161,000
      in 1997 and 1996                                                               1,000             1,000
   Series B 4% cumulative convertible preferred stock, $.005 par value,
      85,000 shares authorized; shares issued and outstanding 70,000 in 1997
      and none in 1996                                                               1,000                --
   Common stock, $.005 par value, 50,000,000 shares authorized; shares issued
      and outstanding 23,677,000 in 1997 and 23,177,000 in 1996                    118,000           116,000
   Additional paid-in capital                                                   70,541,000        59,583,000
   Accumulated deficit                                                         (58,596,000)      (46,139,000)
                                                                              ------------      ------------
                                                                                12,065,000        13,561,000
   Less treasury stock, at cost, 782,000 shares in 1997 and 1996                (3,339,000)       (3,339,000)
                                                                              ------------      ------------
              Total shareholders' equity                                         8,726,000        10,222,000
                                                                              ------------      ------------
Commitments and contingencies (notes 3, 10 and 11)

              Total liabilities and shareholders' equity                      $ 20,271,000        28,504,000
                                                                              ============      ============

See accompanying notes to consolidated financial statement.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

             For the years ended December 31, 1997, 1996 and 1995

                                                                          1997              1996             1995
                                                                       ------------      ------------     ------------
Revenue:
   Network services                                                    $ 20,245,000        20,029,000       15,559,000
   Online/Internet services                                               3,326,000         1,811,000          620,000
   Advertising revenue                                                      772,000         1,590,000        1,128,000
   Equipment sales, net of cost of sales of $231,000, $3,801,000,
      and $4,981,000 in 1997, 1996 and 1995, respectively                   475,000         1,757,000        1,803,000
   License and royalty fees and other revenue                             1,043,000           524,000          972,000
                                                                       ------------      ------------     ------------

             Total revenue                                               25,861,000        25,711,000       20,082,000
                                                                       ------------      ------------     ------------
Operating expenses:
   Operating expenses                                                     6,565,000         6,124,000        3,799,000
   Selling, general and administrative                                   19,449,000        17,169,000       11,838,000
   Litigation, legal and professional expenses (note 11)                    808,000         6,484,000        1,720,000
   Equipment lease expense                                                  936,000         6,837,000        3,957,000
   Depreciation and amortization                                          5,305,000         2,265,000        1,078,000
   Bad debt expense                                                       1,462,000         1,840,000          645,000
   Equipment charges                                                      2,543,000         2,478,000        1,000,000
   Research and development                                               1,600,000         3,396,000        1,471,000
   Cancellation of notes receivable - related parties (note 3)                   --         4,252,000               --
   Other charges                                                                 --           721,000               --
                                                                       ------------      ------------     ------------
             Total operating expenses                                    38,668,000        51,566,000       25,508,000
                                                                       ------------      ------------     ------------
 Operating loss                                                         (12,807,000)      (25,855,000)      (5,426,000)

 Other income (expense):
   Interest income                                                          238,000           391,000          478,000
   Interest expense                                                        (793,000)         (390,000)        (112,000)
   Equity in loss of affiliate                                                   --                --         (286,000)
   Other (note 10)                                                          905,000                --        1,329,000
                                                                       ------------      ------------     ------------
             Total other income                                             350,000             1,000        1,409,000

Loss from continuing operations before
 income taxes                                                           (12,457,000)      (25,854,000)      (4,017,000)
Income taxes (note 6)                                                            --                --               --
                                                                       ============      ============     ============

Loss from continuing operations                                         (12,457,000)      (25,854,000)      (4,017,000)
Earnings (loss) from discontinued operations (note 2)                            --        (1,317,000)          69,000
Gain on sale of discontinued operations, net of tax (note 2)                     --         4,219,000               --
                                                                       ------------      ------------     ------------
             Net loss                                                  $(12,457,000)      (22,952,000)      (3,948,000)
                                                                       ============      ============     ============
Basic and diluted net loss per share:
 Continuing operations                                                 $      (0.55)            (1.15)           (0.19)
 Discontinued operations                                                         --              0.13               --
                                                                       ------------      ------------     ------------
 Net loss                                                              $      (0.55)            (1.02)           (0.19)
                                                                       ============      ============     ============
Weighted-average  shares outstanding                                     22,696,000        22,568,000       20,301,000
                                                                       ============      ============     ============

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

             For the years ended December 31, 1997, 1996 and 1995

                                   SERIES A AND B
                                     CUMULATIVE
                                     CONVERTIBLE
                                   PREFERRED STOCK        COMMON STOCK        ADDITIONAL
                                   ----------------   ---------------------    PAID-IN     ACCUMULATED     TREASURY
                                   SHARES    AMOUNT     SHARES      AMOUNT     CAPITAL       DEFICIT        STOCK         TOTAL
                                   -------   ------   ----------   --------   ----------   -----------   -----------   -----------
Balance, December 31, 1994         198,000   $1,000   19,178,000   $ 96,000   44,599,000   (19,239,000)           --    25,457,000

Issuance of stock for exercise of
 warrants and options                   --       --      312,000      1,000      679,000            --            --       680,000
Conversion of preferred stock to
 common stock                      (35,000)      --       10,000         --           --            --            --            --
Issuance of stock in lieu of
 dividends                              --       --        3,000         --           --            --            --            --
Issuance of stock in private
 offerings, net of issuance costs       --       --    3,000,000     15,000   11,469,000            --            --    11,484,000
Treasury shares purchased               --       --           --         --           --            --      (222,000)     (222,000)
Net loss                                --       --           --         --           --    (3,948,000)           --    (3,948,000)
                                   -------   ------   ----------   --------   ----------   -----------   -----------   -----------

Balance, December 31, 1995         163,000   $1,000   22,503,000   $112,000   56,747,000   (23,187,000)     (222,000)   33,451,000

Issuance of stock for exercise of
 warrants and options                   --       --      251,000      1,000      316,000            --            --       317,000
Issuance of stock in lieu of
 dividends                              --       --        3,000         --           --            --            --            --
Conversion of preferred stock to
 common stock                       (2,000)      --           --         --           --            --            --            --
Issuance of stock in private
 offerings, net of issuance costs       --       --      420,000      3,000      610,000            --            --       613,000
Treasury shares purchased               --       --           --         --           --            --    (3,117,000)   (3,117,000)
Warrants granted to non-employees       --       --           --         --    1,910,000            --            --     1,910,000

Net loss                                --       --           --         --           --   (22,952,000)           --   (22,952,000)
                                   -------   ------   ----------   --------   ----------   -----------   -----------   -----------
Balance, December 31, 1996         161,000   $1,000   23,177,000   $116,000   59,583,000   (46,139,000)   (3,339,000)   10,222,000
                                   -------   ------   ----------   --------   ----------   -----------   -----------   -----------

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

           Consolidated Statements of Shareholders' Equity Continued

             For the years ended December 31, 1997, 1996 and 1995

                                   SERIES A AND B
                                     CUMULATIVE
                                     CONVERTIBLE
                                   PREFERRED STOCK        COMMON STOCK        ADDITIONAL
                                   ----------------   --------------------     PAID-IN     ACCUMULATED     TREASURY
                                   SHARES    AMOUNT     SHARES      AMOUNT     CAPITAL       DEFICIT        STOCK         TOTAL
                                   -------   ------   ----------   -------    ----------   -----------   -----------   -----------
Balance, forward December 31,
 1996                              161,000   $1,000   23,177,000   $116,000   59,583,000   (46,139,000)   (3,339,000)   10,222,000

Issuance of stock for exercise of
 warrants and options                   --       --      419,000      2,000      888,000            --            --       890,000
Issuance of Series B Preferred
 Stock in private offering, net of
 issuance costs                     70,000    1,000           --         --    6,706,000            --            --     6,707,000
Issuance of stock in lieu of
 dividends                              --       --        8,000         --           --            --            --            --
Issuance and modifications of
 warrants granted to non-employees      --       --           --         --    3,205,000            --            --     3,205,000
Issuance of shares for settlement
 of litigation                          --       --       73,000         --      159,000            --            --       159,000
Net loss                                --       --           --         --           --   (12,457,000)           --   (12,457,000)
                                   -------   ------   ----------   --------   ----------   -----------   -----------   -----------
Balance, December 31, 1997         231,000   $2,000   23,677,000   $118,000   70,541,000   (58,596,000)   (3,339,000)    8,726,000
                                   =======   ======   ==========   ========   ==========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

             For the years ended December 31, 1997, 1996 and 1995


                                                              1997              1996              1995
                                                          ------------       -----------       ----------
Cash flows from operating activities:
   Net loss                                               $(12,457,000)      (22,952,000)      (3,948,000)
   Adjustments:
    Gain on sale of discontinued operations                         --        (4,219,000)              --
    Gain on sale of interest in building                      (905,000)               --               --
    Depreciation and amortization                            5,305,000         2,265,000        1,078,000
    Bad debt expense                                         1,462,000         1,840,000          645,000
    Loss from discontinued operations                               --         1,317,000               --
    Loss from cancellation of notes receivable                      --         4,252,000               --
    Loss on buyout of lease commitments                             --         2,007,000               --
    Loss from disposition of broadcast equipment             2,543,000         2,478,000        1,000,000
    Non-cash stock compensation charges                      3,205,000         1,910,000               --
    Charge for settlement warrants                                  --         1,234,000               --
    Accreted interest expense                                  410,000            57,000
    Amortization of deferred revenue                          (719,000)         (898,000)      (1,316,000)
    Stock issued in settlement of litigation                   159,000                --               --
    Change in discontinued operations                               --        (2,761,000)        (942,000)
    Loss on sale of marketable securities - available
       for sale                                                     --                --           70,000
    Change in assets and liabilities:
       Accounts receivable - trade                          (1,956,000)          448,000          486,000
       Inventory, net                                               --                --       (1,670,000)
       Prepaid expenses and other assets                     3,542,000         1,430,000       (1,659,000)
       Accounts payable, accrued expenses and
          other accrued liabilities                         (2,116,000)        6,521,000          886,000
       Deferred revenue                                      1,032,000        (1,101,000)              --
       Customer deposits                                      (509,000)           (5,000)         278,000
                                                          ------------       -----------       ----------

   Net cash used in operating activities                    (1,004,000)       (6,177,000)      (5,092,000)
                                                          ------------       -----------       ----------

Cash flows from investing activities:
   Capital expenditures                                     (3,700,000)       (4,411,000)      (2,167,000)
   Proceeds from sale of interest in building                1,405,000                --               --
   Proceeds from sale of discontinued operations                    --        10,223,000               --
   Notes receivable                                                 --           216,000       (2,163,000)
   Software development costs                               (1,020,000)       (2,274,000)      (2,070,000)
   Purchases of other investments                                   --                --         (103,000)
   Proceeds from sales of marketable securities -
       available for sale                                           --                --          930,000
   Proceeds from sale and leaseback transactions                    --         3,553,000        4,500,000
   Deposits related to sale and leaseback transactions              --                --         (575,000)
                                                          ------------       -----------       ----------

 Net cash provided by (used in) investing activities        (3,315,000)        7,307,000       (1,648,000)
                                                          ------------       -----------       ----------

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

             For the years ended December 31, 1997, 1996 and 1995


                                                                  1997             1996             1995
                                                              -----------       ----------       ----------
Cash flows from financing activities:
   Principal payments on debt                                 $(9,563,000)              --          (20,000)
   Proceeds from issuance of debt                               4,470,000        3,704,000        1,368,000
   Purchase of equipment related to sale and leaseback
      transactions                                                     --       (2,553,000)      (2,470,000)
   Proceeds from issuance of common and preferred
      stock, less issuance costs paid in cash                   7,597,000          930,000       12,164,000

   Repurchase of common stock                                          --       (3,117,000)        (222,000)
                                                              -----------       ----------       ----------

Net cash provided by (used in) financing activities             2,504,000       (1,036,000)      10,820,000
                                                              -----------       ----------       ----------

Net increase (decrease) in cash and cash equivalents           (1,815,000)          94,000        4,080,000

Cash and cash equivalents at beginning of year                  6,579,000        6,485,000        2,405,000
                                                              -----------       ----------       ----------

Cash and cash equivalents at end of year                      $ 4,764,000        6,579,000        6,485,000
                                                              ===========       ==========       ==========

Supplemental disclosures of cash flow information:

   Cash paid during the year for:

      Interest                                                $   367,000               --               --
                                                              ===========       ==========       ==========

      Income taxes                                            $        --               --               --
                                                              ===========       ==========       ==========

Non-cash investing and financing activities:

In 1997, the Company acquired equipment of $258,000 under a capital lease.

In 1996, the Company transferred $5,618,000 of assets previously categorized as Inventory, a current asset, to Broadcast Equipment, a non-current asset
(note 4).



See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

             For the years ended December 31, 1997, 1996 and 1995


(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    NTN Communications, Inc. ("The Company") was organized under the laws of the state of Delaware in 1984 for the purpose of investing in various business ventures. The Company, through its business units and subsidiaries, develops, produces and distributes individual and multi-player interactive entertainment and education programs to a variety of media platforms.

    BASIS OF ACCOUNTING PRESENTATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LearnStar Inc., (LearnStar), IWN Inc. ("IWN") and IWN L.P., a limited partnership.

    LIQUIDITY

    The Company has experienced significant losses from operations and utilized cash flows from operating activities in each of the three years ended December 31, 1997. Management has implemented an organizational and strategic restructuring aimed at reducing overhead expenses and focusing on the Company's core business units. This process involved a workforce reduction, including five senior officers, the buyout of certain high-rate lease commitments, and restructuring its management personnel and responsibilities. Management believes that these steps will contribute toward achieving profitability and improving cash flow. Management believes it can raise additional funds through further equity and debt issuances.

    In addition, the Company has committed to concentrate its resources and efforts on its two core businesses, the NTN Network and Online/Internet services. Accordingly, the Board resolved either to sell or cease the operations of its two subsidiaries, LearnStar and IWN (note 12).

    CASH AND CASH EQUIVALENTS

    For the purpose of financial statement presentation, the Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents at December 31, 1997 and 1996, consist of operational cash accounts and money market accounts with original maturities of three months or less.

    MARKETABLE SECURITIES - AVAILABLE FOR SALE

    Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method.

    Proceeds from the sale of investment securities available for sale was $930,000 in 1995 and gross realized losses included in income in 1995 was $70,000. There were no purchases or sales of investment securities available for sale in 1997 or 1996.

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

   SOFTWARE DEVELOPMENT COSTS

   The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization of costs related to interactive programs is recognized on a straight line basis over three years.

   STOCK-BASED COMPENSATION

   Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   Under SFAS No. 123, options or warrants issued to non-employees in exchange for goods or services received are recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company believes that the fair value of financial instrument assets and financial instrument liabilities approximate their carrying value. The following methods and assumptions were used to estimate the fair value of financial instruments:

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The fair value of the accrual for settlement warrants and other long-term liabilities are determined using the present value of expected future cash flows discounted at the interest rate currently offered by the Company which approximates rates currently offered by local lending institutions for instruments of similar terms and risks.

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

BASIC AND DILUTED EARNINGS PER COMMON SHARE

In December 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 supercedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under APB No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. Options, warrants and convertible preferred stock, representing approximately 17,630,000, 1,078,000, and 1,511,000 shares were excluded from the computations of net loss per common share for the years ended December 31, 1997, 1996 and 1995, respectively, as their effect is anti-dilutive. The adoption of SFAS No. 128 did not have a material effect on the Company's net loss per common share.

RECLASSIFICATIONS

Certain items in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

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

     The disposal of New World has been classified as discontinued operations in the accompanying consolidated financial statements. Accordingly, the consolidated financial statements for all prior periods have been reclassified to report separately the net assets and operating results of the discontinued business.

     The Company recorded a gain on the sale of New World of $4,219,000, net of tax of $16,000. New World's revenue through the sale date was $2,085,000. For 1995 New World revenues were $5,379,000.

(3)  MANAGEMENT REORGANIZATION

     On March 5, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board and Daniel C. Downs resigned as President. In addition, three other officers resigned or were terminated in connection with the reorganization ("Reorganization"). The Company entered into separate agreements ("Agreements") with each of the former officers setting out the terms on which their existing employment contracts with the Company will be settled. In compliance with the Agreements, the Company will continue to pay the former officers their current annual salaries and other benefits for the remaining terms of their employment agreements with the Company, which expire on or before December 31, 1999.

     In March 1998, the Company and three of the former officers agreed to an amendment of the Agreements. The Agreements were modified to extend the payment term an additional year to December 31, 2000 and provided for reductions of amounts to be paid in 1998 and 1999 totaling $272,000 and $355,000, respectively. Medical and life insurance benefits pursuant to the Agreements were also extended to December 31, 2000. The modification also provides the Company an option to settle all amounts due pursuant to the Agreements in shares of Common Stock. The option period commenced March 9, 1998 and extends to June 27, 1998. The number of shares of Common Stock to be issued will be 66% of the number of shares determined by dividing the present value of the amount then owing using a discount rate of 5% by the average closing price of the Common Stock for the ten trading days prior to the third business day before the notice of the exercise of the option. Should the conversion option be exercised, the Company agrees to file a Registration Statement on behalf of the former officers to register the shares to be issued within 20 days of providing notice of its intent to exercise its option. If the Company fails to have the Registration Statement declared effective within 120 days of the notice, the Company will be obligated to pay a one-time fee of $135,000 to the former officers as additional compensation.

     Pursuant to the Agreements, in 1997 the Company canceled an aggregate of 2,325,000 of outstanding warrants and options to purchase Common Stock of the Company previously issued to the former officers. In addition, the Company agreed to extend the exercise period and reduce the exercise price of certain other warrants and options retained by the former officers.

     Total charges related to the Reorganization are comprised of the following:

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                                                       1997              1996
                                                                                   ------------      ------------
Contractual payments for Agreements,
 net of discount                                                                   $  3,128,000           840,000
Cancellation of notes receivable and related accrued interest of
 $216,000 from former officers (note 5)                                                      --         4,252,000
Cancellation of note receivable from President                                          150,000               --
Bonus granted to President                                                               85,000               --
Charge related to extension of the exercise period and reduction in
 the exercise price of certain warrants and options                                   1,450,000               --
                                                                                   ------------      ------------
Total charges                                                                      $  4,813,000         5,092,000
                                                                                   ============      ============

     In 1997, interest expense totaling $185,000 was incurred related to the Agreements.

     Effective December 31, 1996, as a result of the Reorganization, a total of $4,252,000 of loans to former officers and the related interest were cancelled including personal loans made to Alan Magerman, a former director and Patrick J. Downs of $185,000 and $251,000, respectively.

     Upon joining the Company as Chief Financial Officer, Gerald Sokol, Jr. (currently President and Chief Executive Officer) was granted a total of 700,000 options to purchase Common Stock at prices ranging from $5.00 to $5.08 per share. The options were exercisable as follows: 100,000 upon grant, 200,000 in three equal annual installments and 400,000 exercisable only if the closing price of the Common Stock was at least $11 per share for ten consecutive days prior to August 15, 1998. All of the options were subject to acceleration in the event of a "Change in Control Event" as defined. Such a Change of Control Event occurred in March 1997 as a consequence of the Reorganization and all the options became vested and exercisable in full at that time. Also as a result of the Reorganization in 1997, the Board of Directors granted to Gerald Sokol Jr. an additional 600,000 options to purchase the Common Stock of the Company.


(4)  BROADCAST EQUIPMENT AND FIXED ASSETS

     Broadcast equipment and fixed assets are recorded at cost and consist of the following:

                                                     1997              1996
                                                 ------------      ------------
Broadcast equipment                              $  8,602,000         8,230,000
Furniture and fixtures                                832,000           917,000
Other equipment                                     3,838,000         3,729,000
                                                 ------------      ------------
                                                   13,272,000        12,876,000
Accumulated depreciation                           (5,299,000)       (2,773,000)
                                                 ------------      ------------
                                                 $  7,973,000        10,103,000
                                                 ============      ============

     Beginning in 1993 through June 30, 1996, the Company had entered into various sale and leaseback arrangements. In the fourth quarter of 1996, the Company completed a plan to repurchase equipment related to the prior years' lease arrangements. The Company recorded a charge of approximately $2,007,000 related to the termination of these lease arrangements. This charge is included in equipment lease expense in 1996. To the extent possible, management does not intend to use the same sale and leaseback arrangements as a method of financing in future periods. In

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES addition, management does not intend to purchase equipment to be held as inventory for sale and sale and leaseback arrangements. Accordingly, in the fourth quarter of 1996, the Company reclassified all remaining inventory to broadcast equipment and began recording depreciation charges on all assets placed in service.

(5)  SHORT-TERM BORROWINGS

     Short-term borrowings at December 31, 1997 and 1996 are as follows:

                                                     1997              1996
                                                 ------------      ------------
Variable rate loan, paid in 1997                 $        --          2,015,000

Short-term debt related to the IWN Put
 Option, paid in 1997                                     --          3,045,000
                                                 ------------      ------------

Total                                                     --          5,060,000

Less current portion                                      --         (5,060,000)
                                                 ------------      ------------

Long term portion                                $        --                --
                                                 ============      ============

     In December 1995, the Company entered into a sale, purchase, and investment agreement ("Agreement") with Symphony LLC ("Symphony"), an unaffiliated company whereby Symphony agreed to purchase a 10% interest in IWN for $350,000 and would make capital contributions totaling $2,650,000 to IWN L.P., a limited partnership of which IWN is the general partner. In accordance with the Agreement, the Company issued to Symphony a warrant to purchase 400,000 shares of the Company's Common Stock, exercisable at $4.125 per share.

     The Agreement included a provision whereby Symphony had the option to put ("Put Option") its partnership interest in IWN L.P. and its shares of IWN to the Company during the period from April 1, 1997 through December 1, 1997 for certain consideration. Accordingly, the amount contributed by Symphony was recorded as a short-term borrowing.

     On April 8, 1997, Symphony exercised the Put Option. In June 1997, the Company paid Symphony $3,556,000 in full payment of the Put Option. Included in this amount was accrued interest of $261,000 and an additional capital contribution made in 1997 by Symphony of $400,000. In addition, the warrant to purchase 400,000 shares of the Company's Common Stock was cancelled.

     In June 1997, the Company borrowed $3,700,000 from GTECH Corp. ("GTECH"), with whom it had agreed in principle to enter into a merger agreement. Of this amount, $3,556,000 was used to pay Symphony as noted above. The merger agreement was terminated in August 1997. The loan bore interest at the rate of 13% per year and was secured by a pledge of all of the capital stock of IWN Inc. and a collateral assignment of the Company's partnership interest in IWN L.P. On November 3, 1997, the Company repaid the entire outstanding principal and accrued interest of $3,883,000 to GTECH with a portion of the proceeds of a private placement of preferred stock (note 8).

(6)  INCOME TAXES

     For each of the years ended December 31, 1997, 1996 and 1995, there was no provision for current or deferred income taxes. The components that comprise deferred tax assets and liabilities at

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     December 31, 1997 and 1996 are as follows:

                                                        1997                       1996
                                                --------------------       --------------------
Deferred tax assets:
  NOL carryforwards                             $    14,527,000                 12,292,000
  Legal and litigation accruals                       1,465,000                  1,711,000
  Allowance for doubtful accounts                       549,000                    696,000
  Compensation and vacation accrual                   1,021,000                    580,000
  Operating accruals                                    240,000                    695,000
  Sale and leaseback transactions                       119,000                    208,000
  Allowance for equipment obsolescence                  333,000                     --
  Deferred revenue                                      396,000                    199,000
  Research and experimentation credit                   247,000                    175,000
  Other                                                  73,000                     86,000
                                                --------------------       --------------------
Total gross deferred tax assets                      18,970,000                 16,642,000
Valuation allowance                                 (17,572,000)               (14,804,000)
                                                --------------------       --------------------

Net deferred tax assets                               1,398,000                  1,838,000
                                                --------------------       --------------------
Deferred tax liabilities:
  Capitalized software                                1,263,000                  1,513,000
  Depreciation                                          135,000                    129,000
  Other                                                  --                        196,000
                                                --------------------       --------------------
Total gross deferred liabilities
                                                      1,398,000                  1,838,000
                                                --------------------       --------------------

Net deferred taxes                              $        --                         --
                                                ====================       ====================

     The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate is as follows:

                                                    1997                         1996                          1995
                                            ---------------------       ----------------------        -----------------------

Tax at federal income tax rate              $    (4,235,000)                  (7,804,000)                    (1,342,000)
State taxes, net of federal benefit                (142,000)                     139,000                         --
Settlement warrants and SFAS 123 charges          1,109,000                      650,000                         --
Change in valuation allowance                     2,768,000                    3,077,000                      1,342,000
Adjustments of net operating loss
 carryforwards                                      563,000                    3,694,000                         --
Other                                               (63,000)                     244,000                         --
                                            ---------------------       ----------------------        -----------------------

Effective income taxes                      $        --                           --                             --
                                            =====================       ======================        =======================

     The net change in the total valuation allowance for the years ended December 31, 1997, 1996 and 1995 was an increase of $2,768,000, $3,077,000 and $1,797,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

     At December 31, 1997, the Company has available net operating loss carryforwards of approximately $39,000,000 for federal income tax purposes, which begin to expire in 2006. The net operating loss carryforwards for state purposes, which begin to expire in 1998 are approximately $13,500,000.

(7)  COMMON STOCK OPTIONS AND WARRANTS

     The Company has two active stock option plans. The 1995 Employee Stock Option Plan (the "Option Plan") was approved by the shareholders in 1995 and was subsequently amended. Under the Option Plan, options for the purchase of the Company's common stock may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over three years, except, the Board of Directors, at its discretion, can authorize acceleration of vesting periods. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan is 7,000,000.

     In addition, the Company has issued options pursuant to a Special Stock Option Plan ("Special Plan"). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms.

     A summary of the status of the Company's two active stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below.

                                                   Special Plan                                       Option Plan
                                    --------------------------------------------      --------------------------------------------
                                                             Weighted Average                                   Weighted Average
                                           Shares             Exercise Price(a)               Shares             Exercise Price
                                    --------------------------------------------      --------------------------------------------
Outstanding December 31, 1994                     --                      --                 2,846,000                   $6.22
Granted                                           --                      --                 1,767,000                    5.24
Exercised                                         --                      --                   (10,000)                   3.06
Canceled                                          --                      --                   (63,000)                   6.22
                                    --------------------------------------------      --------------------------------------------

Outstanding December 31, 1995                     --                      --                 4,540,000                    5.84
Granted                                      600,000                   $5.00                 2,398,000                    3.69
Exercised                                         --                      --                   (29,000)                   3.07
Canceled                                          --                      --                  (220,000)                   5.52
                                    --------------------------------------------      --------------------------------------------

Outstanding December 31, 1996                600,000                    5.00                 6,689,000                    5.09
Granted                                      430,000                    3.30                 1,947,000                    2.66
Exercised                                         --                      --                   (45,000)                   2.08
Canceled                                          --                      --                (3,503,000)                   5.58
                                    --------------------------------------------      --------------------------------------------

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

Outstanding December 31, 1997              1,030,000                   $3.01                 5,088,000                   $3.47
                                    ============================================      ============================================

     (a) In May 1997, the Board of Directors approved a modification to previously issued options whereby the exercise price of 1,612,000 options issued to certain members of the Board of Directors, management and employees was reduced to $2.81. The previous exercise prices ranged from $3.50 to $5.08. No compensation expense was recorded as a result of the modification.

     In January 1998, the Company issued approximately 759,000 shares of Common Stock in exchange for the surrender and cancellation of certain previously outstanding warrants and options to purchase approximately 2,578,000 shares of Common Stock at exercise prices ranging from $2.00 to $5.75 per share. The fair market value of the shares issued was approximately $900,000, which was less than the fair value of the warrants and options received in the exchange.

     In March 1998, the Company agreed to issue approximately 277,000 shares of Common Stock and to pay withholding taxes of approximately $107,000 to two former officers in exchange for the surrender and cancellation of certain previously outstanding warrants and options to purchase 1,500,000 shares of Common Stock at exercise prices ranging from $2.00 to $4.75 per share. The fair market value of the shares to be issued is approximately $200,000, which was less than the fair value of the warrants and options received in the exchange.

     The following summarizes options and warrants issued and outstanding as of December 31, 1997 and March 31, 1998 following completion of the exchanges noted above:

Outstanding December 31, 1997:
  Options                                                     6,118,000
  Warrants                                                    4,194,000
Exchanged for Common Stock                                   (4,078,000)
                                                    -------------------

Outstanding March 31, 1998                                    6,234,000
                                                    ===================

     A summary of options exercisable and the weighted average fair value of options issued in 1997 and 1996 are as follows:

                                                  1997                1996
                                         ---------------------------------------
Special Plan:
Options exercisable at end of year                740,000                     --
                                         =======================================

Weighted average fair value of options
 granted during the year                            $3.74                  $4.34
                                         =======================================

Option Plan:
Options exercisable at end of year              3,080,000              3,534,000
                                         =======================================

Weighted average fair value of options
 granted during the year                            $2.58                  $3.24
                                         =======================================

     The following table summarizes information about the Special Plan and the Option Plan as of December 31, 1997.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                        Options Outstanding                                        Options Exercisable
                     -----------------------------------------------------------      ---------------------------------------------

                                          Weighted Average
 Range of Average         Number             Remaining         Weighted Average               Number           Weighted Average
 Exercise Prices        Outstanding       Contractual Life      Exercise Price              Exercisable         Exercise Price
--------------------------------------------------------------------------------      ---------------------------------------------

Special Plan:
$2.81 - $4.50            1,030,000            6 years               $3.01                     740,000                $3.09

Option Plan:
$1.88 - $3.00            2,190,000            9 years               $2.58                     785,000                $2.77
$3.01 - $4.50            2,310,000            8 years               $3.65                   1,707,000                $4.01
$4.51 - $6.50              588,000            5 years               $5.27                     588,000                $5.40

     The Company has issued various options pursuant to the Special Plan to non-employees to purchase common stock, the majority of which are exercisable as of December 31, 1997. In compliance with SFAS No. 123, the Company expensed $354,000 in 1997 associated with the grant of 134,000 options. The fair value of each grant in 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0% percent, risk-free interest rate of 6.5%, expected volatility of 179%, and an expected option life of 5 years.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the consolidated financial statements for the issuance of options to employees pursuant to the Special Plan and the Option Plan. Had compensation cost related to employees for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss per share applicable to common stock would have been increased to the pro forma amounts indicated below.

                                                    1997            1996            1995
                                                -------------------------------------------
Net loss                 As reported        $     12,457,000     22,952,000       3,948,000
                           Pro forma        $     16,733,000     27,823,000       7,686,000

Net loss per share       As reported        $           0.55           1.02            0.19
                           Pro forma        $           0.74           1.23            0.38

     Pro forma net loss reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above since compensation cost is reflected over the option vesting periods and compensation cost for options and granted prior to January 1, 1996 are not considered. The fair value of each option grant in 1997, 1996 and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - dividend yield of 0% percent, risk-free interest rate of 6.5%, expected volatility of 179%, and expected option lives ranging from 5 years to 10 years; 1996 - dividend yield of 0% percent, risk-free interest rates ranging from 6.5% to 6.8%, expected volatility of 90%, and expected option lives ranging from 5 years to 10 years; 1995 - dividend yield of 0% percent, risk-free interest rate of 6.6%, expected volatility of 90%, and expected option lives ranging from 5 years to 8 years.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     The Company has issued various warrants to non-employees to purchase common stock, all of which are exercisable as of December 31, 1997. The weighted average fair value of warrants granted during 1997, 1996 and 1995 was $1.83, $3.11 and $3.28, respectively. In compliance with SFAS No. 123, the Company expensed $1,401,000 in 1997 and $1,910,000 in 1996 associated with the grant of 1,065,000 warrants in 1997 and 616,000 warrants in 1996, respectively.

     At December 31, 1997, 1996 and 1995, the weighted average exercise price of exercisable warrants was $3.31, $4.10 and $3.95 respectively. The fair value of each warrant grant in 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 - dividend yield of 0% percent, risk-free interest rate of 6.5%, expected volatility of 179%, and an expected warrant life of 10 years; 1996 - dividend yield of 0% percent, risk-free interest rates ranging from 5.3% to 6.5%, expected volatility of 90%, and an expected warrant life of 5 years; 1995 - dividend yield of 0% percent, risk-free interest rate of 6.5%, expected volatility of 90%, and an expected warrant live of 5 years. The following summarizes warrants issued and outstanding:

                                  OUTSTANDING
                                   WARRANTS
                                  -----------
December 31, 1994                   3,382,000
Granted                             1,033,000
Exercised                            (226,000)
Canceled                               --
                                  -----------

December 31, 1995                   4,189,000
Granted                               616,000
Exercised                            (224,000)
Canceled                               --
                                  -----------

December 31, 1996                   4,581,000
Granted                             1,065,000
Exercised                            (374,000)
Canceled                           (1,078,000)
                                  -----------

December 31, 1997                   4,194,000
                                  ===========

(8)  CUMULATIVE CONVERTIBLE PREFERRED STOCK

     Series A
     --------

     The Company has authorized 10,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"). At December 31, 1997 and 1996, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10%, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 1997 and 1996, the Company issued approximately 8,000 and 3,000 common shares, respectively, for payment of dividends. At December 31, 1997, the cumulative unpaid dividends for the Series A Preferred Stock was approximately $1,000.

     The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. At December 31, 1997, each share is convertible to Common Stock, at the option of the holders, into 60,690 shares of Common Stock at an adjusted conversion price of $2.65. The number of shares into which the Series A Preferred Stock can be converted is subject to adjustment in certain events. During 1997, there were no conversions. There are no mandatory conversion terms or dates associated with the Series A Preferred Stock.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     Series B
     --------

     The Company has authorized 85,000 shares of Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"). On October 31, 1997, the Company completed a private placement in which it issued and sold to two institutional investors a total of 70,000 shares of the Company's Series B Preferred Stock, $100 stated value per share for an aggregate purchase price of $7,000,000. In connection with the private placement, the Company paid a brokerage fee of $210,000 and incurred certain other offering expenses in the amount of approximately $84,000. A portion of the net proceeds from the private placement was used to repay indebtedness and accrued interest to GTECH totaling $3,883,000. The balance of the net proceeds has been and will be used for general working capital purposes.

     The Series B Preferred Stock provides for a cumulative annual dividend of $4 per share, payable in quarterly installments of $1 per share on the last day of January, April, July and October of each year, commencing January 31, 1998. Dividends may be paid in cash or with shares of Series B Preferred Stock, or by increasing the stated value of the Series B Preferred Stock. At December 31, 1997, the cumulative unpaid dividends for the Series B Preferred Stock were approximately $47,000.

     The Series B Preferred Stock has no voting rights and has a per-share liquidation preference over common stock equal to the sum of $100 and all accrued and unpaid dividends. Holders of the Series B Preferred Stock are entitled to convert 25% of their shares into shares of the Company's Common Stock ("Conversion Shares"), subject to certain limitations, on or after February 12, 1998 ("Initial Conversion Date"). An additional 25% of the Series B Preferred Stock will become convertible on each of April 13, 1998, May 13, 1998 and June 12, 1998. Any outstanding shares of the Series B Preferred Stock not converted by October 31, 2000 will automatically be converted as of such date.

     The number of Conversion Shares issuable upon conversion of each share of Series B Preferred Stock ("Conversion Rate") is determined by dividing the sum of $100 plus any accrued and unpaid dividends on the Series B Preferred Stock by the Conversion Price then in effect. The Conversion Price is equal to the lesser of (a) 140% of the average of the closing bid prices of the Company's Common Stock on the five trading days immediately preceding February 12, 1998, but in no event higher than $3.50 per share, and (b) 85% of the lowest average of the closing bid prices of the Company's Common Stock on any three trading days during the 20 trading days immediately preceding any conversion date. The Conversion Rate is subject to adjustment in certain events.

     As of December 31, 1997, no shares of Series B Preferred Stock were convertible into Common Stock. Following the determination of the Initial Conversion Date and the Conversion Rate in February 1998, 25% of the Series B Preferred Stock, or 17,500 shares, were convertible into approximately 2,940,000 shares of common stock at the option of the holders. In March 1998, 2,000 shares of Series B Preferred Stock plus accrued dividends were converted into 336,658 shares of Common Stock at a conversion price of $0.60 per share.

(9)  RETIREMENT AND SAVINGS PLANS

     DEFINED BENEFIT PENSION PLAN

     In connection with the Reorganization in 1997, the Company terminated a non-qualified, non-contributory pension plan that covered certain former officers. There were no accrued pension benefits payable to any participants upon termination of the plan. The plan was secured by whole-life insurance policies for certain former officers. The Company had previously borrowed funds against these assets. Upon termination, the loans were paid and the net assets were liquidated.

     DEFERRED COMPENSATION PLAN

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     In connection with the Reorganization, the Company terminated an unfunded, non-qualified deferred compensation plan that covered certain former officers. The accrued plan benefits of $580,000 included in accrued expenses as of December 31, 1996 were substantially paid to participants in 1997. Unpaid benefits at December 31, 1997 were $58,000, which are payable in two equal installments on January 1, 1998 and 1999.

     DEFINED CONTRIBUTION PLAN

     During 1994, the Company established a defined contribution plan which is organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least six months of service or reached age 21, whichever is later, to defer up to 15% of their pay on a pre-tax basis. The Company, at its discretion, may contribute to the plan. For the years ended December 31, 1997, 1996 and 1995, the Company made no such contributions.

10.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases office and production facilities and equipment under agreements which expire at various dates. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses. Additionally, the Company has entered into lease agreements for certain equipment used in broadcast operations, some of which involve sale and leaseback transactions. Any deferred gains on sale and leaseback transactions are amortized over the three year lease terms. Each lease provides an option to the Company to repurchase the equipment at the estimated fair market value at the end of the lease term. Included in other assets at December 31, 1997 are security deposits totaling $184,000 relating to these agreements. Lease expense under operating leases totaled $1,299,000, $5,648,000, and $4,763,000, in 1997,
     1996 and 1995, respectively. (note 11)

     In November 1997, the Company sold its interest in a LLC that owns the building containing the Company's corporate office. A gain of $905,000 was recognized in 1997.

     Future minimum lease obligations under noncancelable operating leases at December 31, 1997 are as follows:

                     YEARS ENDING                TOTAL
                  ------------------      -------------------
                         1998             $    1,329,000
                         1999                    913,000
                         2000                    412,000
                         2001                    177,000
                                          -------------------
                        Total             $    2,831,000
                                          ===================

     CAPITAL LEASE

     The Company entered into a capital lease in 1997 for the purchase of new equipment. Future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 1997 are as follows:

                                                      1997
                                                  -----------
1998                                              $    67,000
1999                                                   67,000

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

2000                                                   67,000
2001                                                   75,000
                                                  -----------
Total minimum lease payments                          276,000
Less: Amount representing interest (10.7%)            (51,000)
                                                  -----------
Present value of net minimum lease payments           225,000
Less current portion                                  (46,000)
                                                  -----------
Long term portion                                 $   179,000
                                                  ===========

     CREDIT RISK

     The Company provides services to group viewing locations, generally bars and lounges, and to third party distributors, primarily throughout the United States. In addition, the Company licenses its technology and products to licensees outside of the United States. Concentration of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customer's financial condition. At December 31, 1997, the Company had no significant concentration of credit risk.

(11) LEGAL ACTIONS

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

     In February 1998, the Company completed its previously announced settlement of a class-action lawsuit pending against the Company since 1993. The terms of the settlement were as follows: A settlement fund was established consisting of $400,000 in cash plus 565,000 warrants to purchase the Common Stock of the Company ("Settlement Warrants"). Each Settlement Warrant has a term of three years from February 18, 1998. The Settlement Warrants were issued on February 18, 1998 and entitle the holder of a Settlement Warrant to purchase a share of common stock of the Company at a price of $0.96. During the period from February 18, 2000 to February 18, 2001, the holders of Settlement Warrants have the right, but not the obligation, to put the Settlement Warrants to the Company for repurchase at a price of $3.25 per Settlement Warrant (the "Put Right"), provided, however, that this Put Right shall expire, if at any time after February 18, 1998 the closing price per share of the Company's Common Stock on the American Stock Exchange is more than $4.22 on any seven trading days, whether consecutive or not. Upon expiration of the Put Right, the Company shall have no further obligation to repurchase the Settlement Warrants. In no event shall the Company have any obligation to repurchase its Common Stock.

     Although the Put Right may expire based on the closing price of the Common Stock over the next three years, the Company has recognized the potential liability related to the Put Right. Accordingly, a charge of $1,291,000 for the present value (discounted at 15%) and related interest expense for the Put Right was recognized in 1996. The difference between the amount expensed and the total potential liability, $545,000, will be accreted as interest expense and charged over the period from September 1996 until February 18, 2000. In 1997, a total of $225,000 was charged to interest expense.

     On April 18, 1995, a class action lawsuit was filed in United States District Court for the Southern District of California entitled Lenora
                                                                     ------
     Isaacs, on behalf of herself and all others similarly situated vs. NTN
     ----------------------------------------------------------------------
     Communications and Patrick J. Downs. The complaint alleges violations of
     -----------------------------------
     federal securities laws based upon the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. As previously announced, the Company has agreed

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES to a settlement having a total value of $1,450,000. The settlement, which was approved by the Court in January 1998, consists of $250,000 in cash with the remaining balance of $1,200,000 being payable with the Company's common stock or in cash, at the Company's election. It is anticipated that the claims process will be completed by the summer of 1998 and that the common stock will be issued shortly thereafter. A charge of $2,800,000 was recorded in 1996 for the estimated settlement. In the fourth quarter of 1997, the Company reduced the accrual for the settlement expense and accordingly reduced its legal expense by $1,350,000 as a result of the change in estimate.

     In May 1997, a shareholder derivative complaint was filed in the Superior Court of California, San Diego, North County Branch. The complaint, which sought injunctive relief and an unspecified amount of damages, was brought by a current shareholder against the Company and certain officers and directors. More specifically, the plaintiff alleged that the Company was injured by a lack of independence and breach of business judgment by virtue of certain agreements entered into in connection with the recent management reorganization. The Company believed that the lawsuit was without merit and conveyed its position to the plaintiffs' counsel. On June 10, 1997, the plaintiff voluntarily dismissed the lawsuit without any payment from the Company.

     On June 11, 1997, the Company was included as a defendant in litigation entitled Eliot Miller and Jay Iyer, shareholders on behalf of themselves
              ---------------------------------------------------------------
     and all others similarly situated vs. NTN Communications, Inc., Patrick J.
     --------------------------------------------------------------------------
     Downs, Daniel C. Downs, Donald C. Klosterman, Ronald E. Hogan, Gerald P.
     ------------------------------------------------------------------------
     McLaughlin and KPMG Peat Marwick LLP, which complaint was filed by the same
     ------------------------------------
     lead plaintiff and lead attorneys as in the previously dismissed derivative action. The new complaint alleges violations of state and federal securities laws based upon purported omissions from the Company's filings with the Securities and Exchange Commission. More particularly, the complaint alleges that the directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from the Company. Plaintiffs further allege that defendants made false statements about, and failed to disclose, contingent liabilities (guaranteed compensation to management and the right of an investor in IWN to require the Company to repurchase its investment during 1997) and phantom assets (loans to management) in the Company's financial statements and KPMG Peat Marwick LLP's audit reports, all of which served allegedly to inflate the trading price of the Company's Common Stock. In 1997, KPMG Peat Marwick LLP was dismissed from the suit after filing a motion to dismiss. In November 1997, the Court dismissed all of the plaintiff's state law causes of action against the Company but retained the plaintiff's federal law causes of action. In February 1998, the attorneys representing the plaintiffs in this litigation filed an action entitled Dorman vs. NTN Communications, Inc. in the Superior Court of San Diego County, California in which they essentially replead the state law causes of action dismissed in the federal lawsuit. In the Company's opinion, the claims in these two lawsuits are covered by directors and officers liability insurance providing $10,000,000 of coverage. The Company has submitted these claims to its directors and officers liability insurance underwriters, who have accepted such claims subject to reservation of rights. The Company's deductible under the insurance policy is $250,000 per claim.

     Until recently the Company was involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). With the courts assistance, the Company and IN have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving the Company, its unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. No substantive action has been taken in furtherance of either action. These actions affect only the Canadian operations of the Company and its Canadian licensee and do not extend to the Company's financial position, results of operations and liquidity in the United States or elsewhere. Although they cannot be estimated with certainty, any damages the Company might incur are not expected to be material.

     The Company is a defendant in two other lawsuits. In November, 1997, the Company's former advertising manager brought a suit alleging breach of an alleged employment contract and age discrimination. The Company has denied any liability in this case and does not believe its resolution will have a material adverse effect on the financial position, results of operations and liquidity of the Company.

     In March, 1998, the Company's former independent representative in the State of Georgia filed suit against the Company in Atlanta, Georgia alleging wrongful termination of its distributor agreement

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES and other breaches of such agreement. The Company denied these claims and intends to defend itself vigorously in this litigation. It is not anticipated at the present time that the outcome of this lawsuit will have a material adverse effect on the financial position, results of operations and liquidity of the Company.

     Recently the Company was informed that it was in default of certain covenants contained in two leases for equipment installed at various NTN Network locations. The Company has made all payments pursuant to these leases when and as due and expects to do so for the remaining terms of the leases, which expire in June and October, 1999, respectively. The respective covenants provide for a minimum working capital ratio, for customer payments to be directed to a specific account maintained by an independent bank, and for a minimum collection to lease payment ratio. The Company has agreed to direct the payments of additional customers to the specific bank accounts each month to provide the lessors with further security. Excess account balances are returned to the Company each month following the monthly lease payments. The Company has reached an agreement to cure the alleged lease defaults with one lessor and such lessor has rescinded its default notice to the Company subject to the execution and delivery of a lease amendment and an additional collateral assignment agreement on or before April 30, 1998. The other lessor has agreed to accept the Company's offer to cure the default if it is paid an administrative fee. The Company believes that it will eventually reach an agreement to cure the alleged default on the second lease transaction. The Company's only other sale-leaseback transaction also contains similar covenant provisions and the Company is in default for the same reasons. The third lessor has not declared a default. If it does, the Company believes it may be able to enter into a similar arrangement to direct payments from additional customers to the individual collateral bank account. The third lease also expires in 1999.

     There can be no assurance that any or all of the foregoing claims will be decided in favor of the Company, which is not insured against all claims made. During the pendency of such claims, the Company will continue to incur the costs of defense of same. Other than set forth above, there is no material litigation pending or threatened against the Company.

(12) SUBSEQUENT EVENT

     In January 1998, the Board of Directors concluded that the interests of the Company's shareholders are best served by concentrating Company resources and efforts on its two core businesses, the NTN Network and Online/Internet services. Accordingly, the Board resolved either to sell or cease the operations of its two subsidiaries, LearnStar and IWN.

     In March 1998, the Company entered into a letter of intent to sell 85% of its interest in LearnStar to NewStar Corporation, a company in which Sally
     A. Zoll, President of LearnStar, is a shareholder. The Company is currently negotiating a definitive agreement, however the terms of the sale have not been finalized. Effective March 31, 1998, the Company has ceased funding the LearnStar operations.

     On April 1, 1998, the Company reached an agreement in principle with Omnigon, a California corporation, to sell 90% of the equity of IWN to Omnigon on or before May 31, 1998. The Company is currently negotiating a definitive agreement, however the terms of the sale have not been finalized. Notwithstanding, effective March 31, 1998, the Company ceased funding the IWN operations. Omnigon paid $100,000 in April 1998 and has agreed to pay $100,000 in May 1998 for the option to acquire IWN on the foregoing terms. Any such payment made will be non-refundable and will not be applied to the purchase price of the IWN shares. The Company has agreed that IWN shall use any such payment from Omnigon to pay its operating expenses prior to a closing or cancellation of the proposed transaction.

                                                                     Schedule II
                                                                     -----------

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Valuation and Qualifying Accounts (a)

                  Years ended December 31, 1997, 1996 and 1995

                                                  ADDITIONS                            BALANCE
         ALLOWANCE FOR          BALANCE AT       CHARGED TO                             AT END
       DOUBTFUL ACCOUNTS         BEGINNING         EXPENSE       DEDUCTIONS (b)       OF PERIOD
       -----------------        ----------       ----------      --------------       ---------
             1995               $  362,000          645,000          449,000          $  558,000

             1996               $  558,000        1,840,000          835,000          $1,563,000

             1997               $1,563,000        1,462,000        1,712,000          $1,313,000

(a) On June 30, 1996, the Company sold all of the assets and business of its New World Computing subsidiary. The disposal of New World has been classified as a discontinued operation in the accompanying consolidated financial statements and the consolidated financial statement schedule above for all prior periods.

(b)  Reflects trade accounts receivable written off during the year.

                 See accompanying independent auditors report.