Form 10-K/A
period 1997-12-31
NTN COMMUNICATIONS INC
filed 1998-05-15
CIK 748592

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   _________

                                   FORM 10-K/A
                                   _________

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                               TABLE OF CONTENTS

Item                                                                                                     Page
                                                  Part I

 1.         Business                                                                                      3

 3.         Legal Proceedings                                                                            19

                                                 Part II

 7.         Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                                   22

 8.         Consolidated Financial Statements and Supplementary Data                                     32

                                                 Part III

13.         Certain Relationships and Related Transactions                                               33

                                                 Part IV

14.         Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K                 36

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


     Unless otherwise indicated, references herein to "NTN" or the "Company" include NTN and its consolidated subsidiaries, LearnStar, and IWN.

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

     RECENT EXCHANGES OF CERTAIN OUTSTANDING OPTIONS AND WARRANTS
     ------------------------------------------------------------

     In the first quarter of 1998, the Company agreed to issue an aggregate of 759,437 shares of Common Stock in exchange for the surrender and cancellation of certain previously outstanding options and warrants to purchase an aggregate of 2,578,250 shares of Common Stock at exercise prices ranging from $2.00 to $5.75 per share. The terms of the exchanges were determined in privately negotiated transactions between the Company and the option holders and warrant holders involved, based on a discount from the valuation of the options and warrants as determined in accordance with the Black-Scholes method, which takes into account such factors as the exercise prices and exercise periods of the options and warrants and the volatility of the market price of the Common Stock. The Company may enter into similar agreements in the future to exchange shares of Common Stock for other currently outstanding options or warrants. The value of the shares issued was approximately $900,000, based on the market price of the Common Stock at the time of the exchanges which, was less than the estimated fair value of the warrants and options received in the exchange.

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


     In March 1998, the Company entered into a letter of intent ("LOI") to sell 85% of its interest in LearnStar to NewStar Learning Systems ("NewStar"), a company in which Sally A. Zoll, President of LearnStar, is a shareholder. Under the LOI, NewStar would pay $1,200,000 for 85% of the Common Stock of LearnStar and the Company would retain the LearnStar accounts receivable of approximately $800,000 as of February 28, 1998. Pending a closing of the transaction, which might occur as late as September 30, 1998, NewStar would be responsible for providing operating funds to LearnStar. The Company is currently negotiating a definitive agreement; however the terms of the sale have not been finalized. There can be no assurance that a definitive agreement will be executed or that LearnStar will be sold should the proposed transaction not be completed.

     On April 1, 1998, the Company reached an agreement in principle with Omnigon, a California corporation, to sell 90% of the equity of IWN to Omnigon on or before May 31, 1998. The agreement in principle provides that Omnigon will pay $2,400,000 at closing for the 90% IWN equity interest. At Omnigon's option, however, it will have the right to pay $1,200,000 at closing and deliver a promissory note, secured by the purchased IWN common shares, for $1,600,000 payable with interest in three installments over a five-month term. If Omnigon elects the latter option, it will acquire a lesser amount of the IWN equity. The parties are currently negotiating the terms of a definitive agreement for this transaction and no assurance can be given that the proposed transaction will be completed. Omnigon paid $100,000 in April 1998 and has agreed to pay $100,000 in May 1998, for the option to acquire IWN on the foregoing terms. Any such payment made will be non-refundable and will not be applied to the purchase price of the IWN shares. The Company has agreed that IWN shall use any such payment from Omnigon to pay its operating expenses prior to a closing or cancellation of the proposed transaction.


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

     ONLINE/INTERNET SERVICES - The Company provides to the home consumer market many of the same services as are available on the NTN Network, via arrangements with on-line, cable delivery and internet services. Online/Internet Services is not dependent on any particular technology or method of transmission to deliver its programming. In addition to the same sports and trivia games which are currently broadcast over the NTN Network, Online/Internet Services includes other multi-player interactive games expressly designed for the home environment. Currently, revenues are derived from 1) play-along services, in which NTN services are broadcast along with live events generating subscription fees from interactive game participation, or "pay-per-play", and 2) information services, where NTN's database is provided as a value-added information service to subscribers who want statistical data. Customers include AOL, CompuServe, GTE MainStreet and Bell Canada.

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



(Dollars in thousands)                                  YEARS ENDED DECEMBER 31
                                                  ----------------------------------
                                                     1997         1996        1995
                                                  ----------   ----------   ---------

Network Services                                  $   20,245       20,029      15,559
Online/Internet Services                               3,326        1,811         620
Advertising                                              772        1,590       1,128
Equipment Sales, net                                      55        1,310       1,363
LearnStar Revenues                                       786          447         440
IWN Revenues                                             275            0           0
Other Revenue                                            402          524         972


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


     The Company has a license agreement with an indpemendent licensee, NTN Canada, pursuant to which NTN Canada solicits Locations for the NTN Network in Canada. The Company provides NTN Network programs to NTN Canada in exchange for an annual license fee payable in monthly installments based upon the number of Locations in Canada, which presently number approximately 550.

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

     ADVERTISING REVENUE. The Company sells advertising spots for broadcast on the NTN Network as well as for Online/Internet Services. Advertisers can buy time for promotional spots as well as sponsorship of specific events or programs. As a percentage of total revenue, Advertising amounted to 3%, 6% and 6% in 1997, 1996 and 1995, respectively. Advertising revenue decreased in 1997 due to reorganizations in personnel assigned to sell advertising spots. The Company has retained an independent advertising agency to obtain additional advertising revenues from certain industry sectors and intends to execute one or more additional advertising sales agency agreements in the coming year. Although the Company is confident in its ability to attract substantial advertisers to the NTN Network, no assurance can be given that the Company will be successful in the implementation of its advertising strategy.

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


     For the NTN Network, the Location System is assembled from off-the-shelf components available from a variety of sources, except for the Playmaker(R) package. The Company installs and maintains the Location Systems. The Playmaker(R) is currently manufactured to the Company's specifications by a non-affiliated manufacturer in Taiwan. In 1997, the Company obtained all design plans and source codes for the Playmaker(R) from the manufacturer. Over the past two years, and currently, the Company's Network Services customers have experienced reliability problems with Playmakers(R). The 1997 results include a charge of $650,000 for the replacement and repair of defective equipment and a charge of $1,893,000 for obsolete and defective equipment. Equipment function problems have been a substantial cause of customer contract terminations in the past. The Company is working to provide a solution to such reliability problems, although no assurances can be given that a timely solution can be reached without undue cost. The Company believes that there are numerous other manufacturers who could supply Playmakers(R) although no assurances can be given that, if necessary, such alternative sources could be secured at commercially reasonable costs and without undue delay.


LICENSING, TRADEMARKS, COPYRIGHTS AND PATENTS

     The Company's sports games make use of simultaneous telecasts of sporting events. Where the Company has licenses with various sporting leagues, the Company is also permitted to utilize the trademarks and logos of national teams and leagues in connection with the playing of an interactive game.

     The Company is party to an agreement with the NFL, which grants the Company the exclusive right to use the trademarks and service marks of the NFL in connection with the playing and marketing of QB1(R). The NFL agreement grants the Company the exclusive data broadcast rights to conduct interactive games in conjunction with the broadcast of NFL football games, for which the NFL receives a royalty based on revenues billed by the Company in connection with QB1(R) play. The agreement with the NFL expires in March 2000. This most recent agreement expanded the Company's rights to include certain approved online services to all territories in which such online services are accessible and significantly includes the Internet. There can be no guarantee that the Company will be able to renew the agreement in the future. Further, it is unclear whether non-renewal of the agreement would have a material adverse effect on the Company.

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


     The Company has previously experienced problems in the performance of its 49 megahertz Playmaker(R) device. The Company is currently developing a new 900 megahertz Playmaker(R) device to augment its existing 49 megahertz Playmaker(R) device. The new device is expected to be more reliable. Further, the Company is developing enhancements to its interactive software including a planned migration to a "Windows/TM/" based platform and continued research into new and enhanced graphics. The Company continuously evaluates various methods of transmitting its programs and services. There is no assurance that the Company will successfully complete current or planned development projects or will do so within the prescribed time parameters and budgets. There can be no assurance, furthermore, that a market will develop for any product successfully developed.


     The Company works closely with independent user groups in an attempt to develop new and enhanced services and products in response to customer needs.


GOVERNMENT REGULATIONS


     The cost of compliance with federal, state and local laws has not had a material effect upon the Company's capital expenditures, earnings or competitive position to date. On October 25, 1996, the Company reported that it was advised by the United States Federal Communications Commission (FCC) that its Playmaker(R) keypad had never received FCC approval. Upon notification, the Company commenced testing its equipment and submitted its application to the FCC. There was no interruption of the Company's services to existing NTN Network customers, nor were any of the Company's Online/Internet Services ever affected. The Company implemented a corrective action program approved by the FCC on January 15, 1997 and immediately began shipments to new Locations. To date, the FCC has not advised the Company of the amount of penalty, if any, which may be imposed. In light of the circumstances, the Company believes that the amount of any such penalty will not have a material, adverse effect on the financial position, results of operations or liquidity of the Company. The Company does not anticipate that it will have to incur any material expenses in the future in order to comply with federal, state or local laws.

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


     ITEM 3.     LEGAL PROCEEDINGS
                 -----------------

     In February 1998, the Company completed its previously announced settlement of a class-action lawsuit pending against the Company since 1993. The terms of the settlement were as follows: A settlement fund was established consisting of $400,000 in cash plus 565,000 warrants to purchase the Common Stock of the Company ("Settlement Warrants"). Each Settlement Warrant has a term of three years from February 18, 1998. The Settlement Warrants were issued on February 18, 1998 and entitle the holder of a Settlement Warrant to purchase a share of Common Stock of the Company at a price of $0.96. During the period from February 18, 2000 to February 18, 2001, the holders of Settlement Warrants have the right, but not the obligation, to put the Settlement Warrants to the Company for repurchase at a price of $3.25 per Settlement Warrant (the "Put Right"), provided, however, that this Put Right shall expire, if at any time after February 18, 1998 the closing price per share of the Company's Common Stock on the American Stock Exchange is more than $4.21 on any seven trading days, whether consecutive or not. Upon expiration of the Put Right, the Company shall have no further obligation to repurchase the Settlement Warrants. In no event shall the Company have any obligation to repurchase its Common Stock.

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

     On April 18, 1995, a class action lawsuit was filed in United States District Court for the Southern District of California entitled Lenora Isaacs,
                                                                --------------
on behalf of herself and all others similarly situated vs. NTN Communications
-----------------------------------------------------------------------------
and Patrick J. Downs.  The complaint alleges violations of federal securities
--------------------
laws based upon the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. As previously reported, the Company has agreed to a settlement having a total value of $1,450,000. The settlement, which was approved by the Court in January 1998, consists of $250,000 in cash with the remaining balance of $1,200,000 being payable with the Company's Common Stock or in cash, at the Company's election. It is anticipated that the claims process will be completed by the summer of 1998 and that the Common Stock will be issued shortly thereafter. A charge of $2,800,000 was recorded in 1996 for the estimated settlement. In the fourth quarter of 1997, the Company reduced the accrual for the settlement and accordingly reduced its legal expense by $1,350,000 as a result of the change in estimate related to the settlement.

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


     On June 11, 1997, the Company was included as a defendant in litigation entitled Eliot Miller and Jay Iyer, shareholders on behalf of themselves and all
         -----------------------------------------------------------------------
others similarly situated vs. NTN Communications, Inc., Patrick J. Downs, Daniel
--------------------------------------------------------------------------------
C. Downs, Donald C. Klosterman, Ronald E. Hogan, Gerald P. McLaughlin and KPMG
------------------------------------------------------------------------------
Peat Marwick LLP, which complaint was filed by the same lead plaintiff and lead
----------------
attorneys as in the previously dismissed derivative action. The new complaint alleges violations of state and federal securities laws based upon purported omissions from the Company's filings with the Securities and Exchange Commission. More particularly, the complaint alleges that the directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from the Company. Plaintiffs further allege that defendants made false statements about, and failed to disclose, contingent liabilities (guaranteed compensation to management and the right of an investor in IWN to require the Company to repurchase its investment during 1997) and phantom assets (loans to management) in the Company's financial statements and KPMG Peat Marwick LLP's audit reports, all of which served allegedly to inflate the trading price of the Company's Common Stock. In 1997, KPMG Peat Marwick LLP was dismissed from the suit after filing a motion to dismiss. In November 1997, the Court dismissed all of the plaintiff's state law causes of action against the Company but retained the plaintiff's federal law causes of action. In February 1998, the attorneys representing the plaintiffs in this litigation filed an action entitled Dorman vs. NTN Communications, Inc. in the Superior Court of San Diego County, California in which they essentially replead the state law causes of action dismissed in the federal lawsuit. In the Company's opinion, the claims in these two lawsuits are covered by directors and officers liability insurance providing $10,000,000 of coverage. The Company has submitted these claims to its directors and officers liability insurance underwriters, who have accepted such claims subject to reservation of rights. The Company's deductible under the insurance policy is $200,000 claim.

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


     The Company has traditionally funded its operations through cash flow from operations, sales of equity interests, and various debt financings. Although the Company should benefit from additional operational cash flow from the growth of new Locations, there can be no assurances that this cash flow will be sufficient to sustain the Company's operations. The Company has generated cash in the past from the sale of licenses, however, this source is sporadic and dependent upon many influences, including the Company's willingness to continue foreign licensing activities. Another source of cash in recent years has been advertising revenue. Although this revenue source has grown in prior years, advertising revenues decreased in 1997 and the NTN Network remains a relatively new media for advertisers. There can be no assurances that advertising revenue will grow or that the interactive broadcasting medium will become an accepted advertising venue.

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


YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996


     In March 1997, the Company announced a reorganization of its executive management personnel as described under "Recent Developments" in Item 1 of the Report, which information is incorporated herein by reference. Charges for severance and other costs associated with the management reorganization recorded in 1996 were $5,092,000. A charge for severance and other costs associated with the management reorganization and other personnel changes was $4,998,000 in 1997, including $185,000 of accreted interest expense. The Company has recorded the charges in 1996 and 1997 in accordance with Emerging Issues Task Force Issues No. 94 - 3.


     The Company incurred a net loss of $12,457,000 for the year ended December 31, 1997 compared to a net loss of $22,952,000 for the year ended December 31, 1996. The 1996 results include a net gain from the impact of discontinuing the operations of the Company's former subsidiary, New World Computing, Inc., of $2,902,000. The 1997 results include charges totaling $4,998,000 related to the Reorganization and a $2,543,000 charge related to shrinkage and obsolescence of equipment.

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

     Network Services increased 1% from $20,029,000 to $20,245,000. The increase is primarily due to a modest growth in the number of subscriber Locations (2,700 vs. 2,600) contracting for services partially offset by a revised pricing structure. Online/Internet Services increased 84% from $1,811,000 to $3,326,000 largely due to non-recurring revenue of $1,000,000 from AOL related to AOL's termination of its prior contract with the Company, recognition of revenue for production services related to a large development contract of $380,000 and a modest increase in the basic services to online customers. Although the hours of service has remained relatively constant, the pricing structure has continued to evolve over the past year in a downward pattern. Advertising revenues decreased 51% during the current year from $1,590,000 to $772,000 due to a lesser number of commercial spots sold.

     Equipment Sales, net of cost of sales, during the current year decreased 73% from $1,757,000 to $475,000. Equipment Sales in the past have included large sale and leaseback transactions. In late 1996, the Company decided to no longer enter into sale and leaseback financing arrangements. Currently, equipment sales are predominantly due to sales to educational customers through the LearnStar subsidiary. The Company has decided to sell or discontinue its LearnStar operations. In either case, equipment sales to educational customers are expected to decline in the future. Equipment sales in the past have also included sales to foreign licensees which are subject to outside influences and can occur unevenly throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees.

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

     Selling, General and Administrative Expenses increased 13% from $17,169,000 to $19,449,000. Included in Selling, General and Administrative Expenses for 1997 are charges for the management reorganization totaling $4,813,000 and costs associated with the abandoned merger with GTECH Corporation of $376,000. The 1996 results include a charge of $840,000 related to a charge of severance and a change in estimate for deferred advertising costs of $222,000. Stock-based compensation charges made in compliance with SFAS No. 123 were $3,205,000 in 1997 compared to $1,910,000 in 1996. Exclusive of these charges, Selling, General and Administrative Expenses decreased $3,142,000 or 22%. This decrease is primarily due to trimming the workforce and cost controls implemented in 1997. Stock-based compensation charges result from the issuance, extensions or modifications of warrants or options to non-employees and can vary from period to period. Charges in 1997 include $1,450,000 that resulted from extension of the exercise period and reductions in the exercise price of warrants owned by certain former officers pursuant to the management reorganization.

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

     Equipment Charges increased 3% from $2,478,000 in 1996 to $2,543,000 in 1997. Equipment Charges consist of charges for obsolescence and shrinkage of the Company's stock of broadcast equipment. The Company performs periodic reviews of its broadcast equipment. In connection with these reviews, the Company identified equipment shrinkage and obsolescence primarily related to terminated sites.

     Other Income (Expense) increased from $1,000 in 1996 to $350,000 in 1997. Interest Expense increased 103% from $390,000 to $793,000 largely due to interest charges related to the repurchase of the shares of IWN from Symphony, interest paid to GTECH, and accretion of interest for the settlement warrant liability and the liability for the management reorganization. In 1997, the Company sold its interest in a building and recorded a gain of $905,000. There was no tax expense in 1997 and 1996 primarily due to taxable losses and offsetting temporary differences in both years.


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


     On March 5, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board, and Daniel C. Downs resigned as President. Other personnel changes include the resignation of Mr. Ronald Hogan, as Senior Vice President, and the terminations of Mr. Gerald McLaughlin, formerly Executive Vice President, and Mr. Michael Downs, formerly President and CEO of LearnStar, in connection with the reorganization ("Reorganization"). The Company has entered into separate agreements ("Agreements") with each of the former officers setting out the terms on which their existing employment contracts with NTN will be settled. In compliance with the Agreements, NTN will continue to pay the former executives their current annual salaries and other benefits for the remaining terms of their employment agreements with NTN, which expire on or before December 31, 1999. Charges for severance recorded related to terminations in 1996 amounted to $840,000. Charges for severance to be recorded as an expense and liability in the first quarter of 1997 will be $4,578,000. Contractual payments for employment contracts related to the Agreements are $1,711,000 in 1997, $1,350,000 in 1998 and $1,269,000 in 1999. The Company expects that such amounts will be funded from its on-going operations. The Company has recorded the charges in 1996 and to be recorded in 1997 in accordance with Emerging Issues Task Force Issues No. 94-3.


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

     In June, 1996, the Company entered into a Settlement Agreement to resolve litigation filed by various shareholders of the Company. The case, originally filed in 1993, sought class action status to recover unspecified damages for a drop in the market price of the Company's Common Stock following an announcement that an anticipated agreement under which the Company would sell certain equipment and services to an arm of the Mexican government may be put out to bid. The Company believes there is no basis for the claimant's allegations and does not believe that liability exists for the allegations. Nonetheless, to avoid the expense and disruption of protracted litigation, the Company has entered into the Settlement Agreement to resolve this matter out-of-court.


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


     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123"), effective for fiscal years beginning after December 31, 1995. SFAS No. 123 establishes the fair value method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of the stock option at the grant date and the number of options vested, and is recognized over the period in which the related services are rendered. The Company chose to continue using the intrinsic value based method for issuances to employees, as allowed by SFAS No. 123. As further provided in SFAS No. 123, the Company has disclosed the pro forma effect of adopting the fair value based method.

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


     The Agreement included a provision whereby Symphony has the option to put ("IWN Put Option") its partnership interest and its shares of IWN to NTN commencing April 1, 1997 through December 1, 1997 for certain consideration. Accordingly, the Company included the accounts and results of operations of IWN L.P. in the Company's consolidated financial statements for the year ended December 31, 1996. On April 8, 1997, Symphony exercised the IWN Put Option. At December 31, 1996, the aggregate obligation, assuming the IWN Put Option would be exercised, was $3,045,000. This amount was recorded as a short-term borrowing in the consolidated financial statements as of December 31, 1996. The IWN Put Option is payable in cash or common stock, or a combination thereof, at Symphony's election (subject to the Company's determination of sufficient funds available), or conversely Symphony can elect to accept a promissory note for up to two years bearing interest at 27.5% per annum. Operating losses for IWN L.P. aggregated $2,961,000 in 1996.

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


     Operating Expenses consist of incremental service costs directly related to revenues. Operating Expenses rose from $3,799,000 to $6,124,000, an increase of 61%. The increase is largely attributable to the expansion in the number of subscribers and on-line services contracting for services and increased service and freight costs.


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


     Equipment Charges increased 148% from $1,000,000 in 1995 to $2,478,000 in 1996. Equipment Charges consist of charges for obsolescence and shrinkage of its stock of broadcast equipment. The Company performs periodic reviews of its broadcast equipment. In connection with this review, the Company identified equipment shrinkage and obsolescence issues. Accordingly, a charge of $2,478,000 was recorded in 1996. The increase is associated with the growth of the number of customers and the amount of equipment to be replaced.

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


     Accounts Receivable - Trade increased 34% from $2,031,000 at December 31, 1996 to $2,724,000 at December 31, 1997. Receivables from Network Services customers experienced some ongoing settlement issues with customers due to the technical problems experienced in 1996 and 1997. In addition, unrelated to the technical problems, the Company has experienced reduced payments from one of the Company's national accounts. The Company has revamped its collection function in response to management's ongoing monitoring of credit risk. In addition, the Company wrote-off a substantial number of uncollectable accounts in 1997. Prepaid expenses and other current assets, other assets and retirement plan assets decreased from $5,192,000 to $1,113,000 due to termination of the executive retirement plan in connection with the management reorganization and the sale of the Company's interest in The Campus. There were no accrued benefits due to employees under the retirement plan.


     Broadcast Equipment and Fixed Assets decreased from $10,103,000 to $7,973,000 as the result of depreciation of assets and charges for equipment shrinkage and obsolescence of $2,543,000, net of additions for new Network Services subscribers.


     Total liabilities decreased 37% from $18,282,000 to $11,545,000 from December 31, 1996 to December 31, 1997. The 74% combined decrease in Accounts Payable and Accrued Expenses from $5,758,000 to $3,307,000 reflects the timing of payments in 1996 and the reduction in general expenses in 1997. Accrual for Litigation Costs (long and short-term) decreased from $2,800,000 to $1,913,000 as the Company continued to settle legal issues in 1997. In 1996, a charge of $2,800,000 was recorded for the estimated settlement related to pending litigation. In the fourth quarter of 1997, the Company reduced the accrual for the settlement and accordingly reduced Accrual for Litigation Costs by $1,350,000 as a result of the change in estimate related to the settlement. Accrual for Management Severance (long and short-term) increased from $840,000 to $2,247,000 due to charges recorded due to the management reorganization, net of payments to former officers. Short-term borrowings of $5,060,000 at December 31, 1996 which consisted of the IWN Put Option and the loan associated with the retirement plan, were paid in full in 1997. In June 1997, the Company borrowed $3,700,000 from GTECH Corp, with whom it had agreed in principle to enter into a merger agreement. The funds were used to pay Symphony for its interest in IWN.

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


     As noted earlier, the Company completed a reorganization of its management team that requires the payment to former officers over the next three years. These payments include contractual amounts under Resignation Agreements and payment for unused vacation leave. In March 1998, the Company and three of the former officers agreed to an amendment of Resignation Agreements entered into pursuant to the management reorganization. The Agreements were modified to defer payment of a total of approximately $627,000 of the amounts which were to have been paid in 1998 and 1999. The deferred amounts will be paid monthly during 2000, with an aggregate balloon payment of $102,800 payable on December 31, 2000. All obligations owing to former officers are expected to be funded through operations. The modification also provides an option to the Company to settle all amounts due pursuant to the Resignation Agreements in shares of Common Stock. The option period commenced March 9, 1998 and extends to June 27, 1998. The number of shares of Common Stock to be issued will be 66% of the number of shares determined by dividing the present value of the amount then owing using a discount rate of 5% by the average closing price of the Common Stock for the ten trading days prior to the third business day before the notice of the exercise of the option. Should the conversion option be exercised, the

Company agrees to file a Registration Statement on behalf of the former officers to register the shares to be issued within 20 days of providing notice of its intent to exercise its option. The number of shares of Common Stock to be issued shall be 66% of the number of shares determined by dividing the present value of the amount then owing using a discount rate of 5% by the average closing price of the Common Stock for the ten trading days prior to the third business day before the notice of the exercise of the option.

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

     On April 1, 1998, the Company reached an agreement in principle with Omnigon, a California corporation, to sell 90% of the equity of IWN to Omnigon on or before May 31, 1998. It is intended that Omnigon pay $2,400,000 at closing for the 90% IWN equity interest. At Omnigon's option, however, it will have the right to pay $1,200,000 at closing and deliver its promissory note, secured by the purchased IWN common shares, for $1,600,000 payable with interest in three installments over a five-month term. If Omnigon elects the latter option, it will acquire a lesser amount of the IWN equity. The parties are currently negotiating the terms of a definitive agreement for this transaction and no assurance can be given that the proposed transaction will be completed. Omnigon paid $100,000 in April 1998 and has agreed to pay $100,000 in May 1998 for the option to acquire IWN on the foregoing terms. Any such payment made will be non-refundable and will not be applied to the purchase price of the IWN shares. The Company has agreed that IWN shall use any such payment from Omnigon to pay its operating expenses prior to a closing or cancellation of the proposed transaction.

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


     In March 1997, Patrick J. Downs, Daniel C. Downs, and Gerald P. McLaughlin resigned or were terminated. In September 1996, Ronald E. Hogan resigned. Pursuant to Resignation and General Release Agreements between the Company and each resigning officer, and in accordance with the terms of the foregoing notes, effective December 31, 1996, the Company canceled the obligations of Patrick J. Downs, Daniel C. Downs, Gerald P. McLaughlin and Ronald E. Hogan under the foregoing notes, the principal and accrued interest of which totaled $953,710, $657,265, $514,715 and $463,526, respectively. See "Executive Compensation - Employment Agreements and Termination of Employment and Change in Control Arrangements."


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

                                    PART IV

         ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND
                  --------------------------------------------------------
                  REPORTS ON FORM 8-K
                  -------------------

         (a) The following documents are filed as a part of this report:

         1,2.  Consolidated Financial Statements and Schedule.


         The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements" on page F-1.

         3. Exhibits. The following exhibits are filed as a part of this report:



23      Consent of KPMG Peat Marwick LLP. (1)

27      Financial Data Schedule. (1)


(1)     Filed herewith.

        (b)  Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  May 14, 1998

NTN COMMUNICATIONS, INC.


By:    /s/ GERALD SOKOL, JR
       --------------------
     Gerald Sokol, Jr., President and Chief Executive Officer

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

     In March 1998, the Company and three of the former officers agreed to modify the respective Resignation Agreements of the former officers to defer payment of a total of approximately $627,000 of the amounts which were to have been paid in 1998 and 1999. The deferred amounts will be paid monthly during 2000, with an aggregate balloon payment of $102,800 payable on December 31, 2000. Medical and life insurance benefits to the three former executives were also extended to December 31, 2000 pursuant to the modified Resignation Agreements. The modifications also provides the Company an option to settle all amounts due pursuant to the Resignation Agreements in shares of Common Stock. The option period commenced March 9, 1998 and extends to June 27, 1998. The number of shares of Common Stock to be issued will be 66% of the number of shares determined by dividing the present value of the amount then owing using a discount rate of 5% by the average closing price of the Common Stock for the ten trading days prior to the third business day before the notice of the exercise of the option. Should the conversion option be exercised, the Company agrees to file a Registration Statement on behalf of the former officers to register the shares to be issued within 20 days of providing notice of its intent to exercise its option. If the Company fails to have the Registration Statement declared effective within 120 days of the notice, the Company will be obligated to pay a one-time fee of $135,000 to the former officers as additional compensation.

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

     The Agreement included a provision whereby Symphony had the option to put ("Put Option") its partnership interest in IWN L.P. and its shares of IWN to the Company during the period from April 1, 1997 through December 1, 1997 for certain consideration. Accordingly, the amount contributed by Symphony was recorded as a short-term borrowing and has consolidated the accounts and results of operations of IWN L.P. in the financial statements.

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

     In February 1998, the Company completed its previously announced settlement of a class-action lawsuit pending against the Company since 1993. The terms of the settlement were as follows: A settlement fund was established consisting of $400,000 in cash plus 565,000 warrants to purchase the Common Stock of the Company ("Settlement Warrants"). Each Settlement Warrant has a term of three years from February 18, 1998. The Settlement Warrants were issued on February 18, 1998 and entitle the holder of a Settlement Warrant to purchase a share of common stock of the Company at a price of $0.96. During the period from February 18, 2000 to February 18, 2001, the holders of Settlement Warrants have the right, but not the obligation, to put the Settlement Warrants to the Company for repurchase at a price of $3.25 per Settlement Warrant (the "Put Right"), provided, however, that this Put Right shall expire, if at any time after February 18, 1998 the closing price per share of the Company's Common Stock on the American Stock Exchange is more than $4.21 on any seven trading days, whether consecutive or not. Upon expiration of the Put Right, the Company shall have no further obligation to repurchase the Settlement Warrants. In no event shall the Company have any obligation to repurchase its Common Stock.

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

     On April 18, 1995, a class action lawsuit was filed in United States District Court for the Southern District of California entitled Lenora
                                                                     ------
     Isaacs, on behalf of herself and all others similarly situated vs. NTN
     ----------------------------------------------------------------------
     Communications and Patrick J. Downs. The complaint alleges violations of
     -----------------------------------
     federal securities laws based upon the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. As previously reported, the Company has agreed

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES to a settlement having a total value of $1,450,000. The settlement, which was approved by the Court in January 1998, consists of $250,000 in cash with the remaining balance of $1,200,000 being payable with the Company's common stock or in cash, at the Company's election. It is anticipated that the claims process will be completed by the summer of 1998 and that the common stock will be issued shortly thereafter. A charge of $2,800,000 was recorded in 1996 for the estimated settlement. In the fourth quarter of 1997, the Company reduced the accrual for the settlement and accordingly reduced its legal expense by $1,350,000 as a result of the change in estimate related to the settlement.

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


     On June 11, 1997, the Company was included as a defendant in litigation entitled Eliot Miller and Jay Iyer, shareholders on behalf of themselves
              ---------------------------------------------------------------
     and all others similarly situated vs. NTN Communications, Inc., Patrick J.
     --------------------------------------------------------------------------
     Downs, Daniel C. Downs, Donald C. Klosterman, Ronald E. Hogan, Gerald P.
     ------------------------------------------------------------------------
     McLaughlin and KPMG Peat Marwick LLP, which complaint was filed by the same
     ------------------------------------
     lead plaintiff and lead attorneys as in the previously dismissed derivative action. The new complaint alleges violations of state and federal securities laws based upon purported omissions from the Company's filings with the Securities and Exchange Commission. More particularly, the complaint alleges that the directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from the Company. Plaintiffs further allege that defendants made false statements about, and failed to disclose, contingent liabilities (guaranteed compensation to management and the right of an investor in IWN to require the Company to repurchase its investment during 1997) and phantom assets (loans to management) in the Company's financial statements and KPMG Peat Marwick LLP's audit reports, all of which served allegedly to inflate the trading price of the Company's Common Stock. In 1997, KPMG Peat Marwick LLP was dismissed from the suit after filing a motion to dismiss. In November 1997, the Court dismissed all of the plaintiff's state law causes of action against the Company but retained the plaintiff's federal law causes of action. In February 1998, the attorneys representing the plaintiffs in this litigation filed an action entitled Dorman vs. NTN
                                                            --------------
     Communications, Inc. in the Superior Court of San Diego County, California
     -------------------
     in which they essentially replead the state law causes of action dismissed in the federal lawsuit. In the Company's opinion, the claims in these two lawsuits are covered by directors and officers liability insurance providing $10,000,000 of coverage. The Company has submitted these claims to its directors and officers liability insurance underwriters, who have accepted such claims subject to reservation of rights. The Company's deductible under the insurance policy is $250,000 per claim.

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