Form 10-Q
period 1998-03-31
NTN COMMUNICATIONS INC
filed 1998-05-15
CIK 748592

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              -------------------

                                   FORM 10-Q


       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


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

  Number of shares outstanding of each of the registrant's classes of common stock, as of May 15, 1998 26,867,000 shares of common stock, $.005 par value.

                         PART I--FINANCIAL INFORMATION
                         -----------------------------

  Item 1.  FINANCIAL STATEMENTS.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
               March 31, 1998 (Unaudited) and December 31, 1997

                                                                                 March 31,                  December 31,
                               Assets                                              1998                        1997
                               ------                                      --------------------        --------------------
Current assets:
 Cash and cash equivalents                                                 $          3,763,000                   4,764,000
 Accounts receivable, net of allowance for doubtful accounts of
  $1,092,000 in 1998 and $1,313,000 in 1997                                           3,386,000                   2,724,000

 Prepaid expenses and other current assets                                              688,000                     902,000
                                                                           --------------------        --------------------
          Total current assets                                                        7,837,000                   8,390,000

Broadcast equipment and fixed assets, net                                             7,473,000                   7,973,000
Software development costs, net                                                       3,264,000                   3,697,000
Other assets                                                                            260,000                     211,000
                                                                           --------------------        --------------------

          Total assets                                                     $         18,834,000                  20,271,000
                                                                           ====================        ====================


                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
 Accounts payable                                                                     1,222,000                     914,000
 Accrued expenses                                                                     2,970,000                   4,006,000
 Accrual for management severance                                                     1,261,000                   1,154,000
 Obligations under capital lease                                                         36,000                      46,000
 Deferred revenue                                                                     1,630,000                   1,483,000
 Customer deposits                                                                      708,000                     770,000
                                                                           --------------------        --------------------
          Total current liabilities                                                   7,827,000                   8,373,000

Deferred revenue                                                                         34,000                      84,000
Obligations under capital lease                                                         168,000                     179,000
Accrual for settlement warrants                                                       1,555,000                   1,516,000
Accrual for management severance                                                        648,000                   1,093,000
Other long-term liabilities                                                             300,000                     300,000
                                                                           --------------------        --------------------
          Total liabilities                                                          10,532,000                  11,545,000
                                                                           --------------------        --------------------

Shareholders' equity:
 Series A 10% cumulative convertible preferred stock, $.005 par value, 10,000,000 shares authorized; issued and outstanding
  161,000 in 1998 and 1997                                                                1,000                       1,000

 Series B 4% cumulative convertible preferred stock, $.005 par value, 85,000 shares authorized; issued and outstanding 68,000 in
  1998 and 70,000 in 1997                                                                 1,000                       1,000

 Common stock, $.005 par value, 50,000,000 shares authorized; shares issued and outstanding 24,774,000 in 1998 and 23,677,000 in 1997
                                                                                        124,000                     118,000

 Additional paid-in capital                                                          70,384,000                  70,541,000
 Accumulated deficit                                                                (59,209,000)                (58,596,000)
 Treasury stock, 330,000 shares in 1998 and 782,000 in 1997, at cost
                                                                                     (2,999,000)                 (3,339,000)
                                                                           --------------------        --------------------

          Total shareholders' equity                                                  8,302,000                   8,726,000
                                                                           --------------------        --------------------

          Total liabilities and shareholders' equity                       $         18,834,000                  20,271,000
                                                                           ====================        ====================

    See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                             Three Months               Three Months
                                                               March 31                   March 31
                                                                 1998                       1997
                                                         ---------------------      --------------------
Network services                                         $           4,861,000                 4,669,000
Online/Internet services                                               597,000                   848,000
Advertising revenues                                                   170,000                   245,000
Other revenues                                                         544,000                   778,000
                                                         ---------------------      --------------------

          Total revenues                                             6,172,000                 6,540,000
                                                         ---------------------      --------------------

Operating expenses:
 Direct operating costs                                              1,066,000                 2,161,000
 Selling, general and administrative                                 3,619,000                 6,415,000
 Litigation, legal and professional fees                               327,000                   344,000
 Equipment lease expense                                               233,000                   234,000
 Stock-based compensation expense                                      165,000                 1,883,000
 Depreciation and amortization                                       1,346,000                 1,301,000
 Research and development                                               18,000                   400,000
                                                         ---------------------      --------------------

          Total operating expenses                                   6,774,000                12,738,000
                                                         ---------------------      --------------------
Operating loss                                                        (602,000)               (6,198,000)

Other income (expense):
Interest income                                                         64,000                    62,000
Interest expense                                                       (75,000)                 (211,000)
                                                         ---------------------      --------------------

Loss before income taxes                                              (613,000)               (6,347,000)

Provision for income taxes                                                --                        --
                                                         ---------------------      --------------------

          Net loss                                       $            (613,000)               (6,347,000)
                                                         =====================      ====================

Net loss per share:                                      $               (0.03)     $              (0.27)
                                                         =====================      ====================

Weighted average number of shares outstanding                       23,751,000                23,239,000
                                                         =====================      ====================


  See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                                   Three                    Three
                                                                   Months                   Months
                                                                  March 31                 March 31
                                                                    1998                     1997
                                                          --------------------      ------------------
Cash flows used for operating activities:
  Net loss                                                $           (613,000)             (6,347,000)
  Adjustments:
   Depreciation and amortization                                     1,346,000               1,301,000
   Provision for doubtful accounts                                     400,000                 225,000
   Loss from disposition of broadcast equipment                         60,000                  60,000

   Non-cash compensation charges                                       165,000               1,883,000
   Accreted interest expense                                            67,000                 116,000
   Stock issued in settlement of litigation                                 --                  56,000
   Amortization of deferred revenue                                   (342,000)                 62,000
   Changes in assets and liabilities:
     Accounts receivable                                            (1,062,000)               (278,000)
     Prepaid expenses and other assets                                 226,000                 591,000
     Accounts payable and accrued expenses                          (1,070,000)                149,000
     Deferred revenue                                                  439,000                (107,000)
     Customer deposits                                                 (62,000)               (118,000)
                                                          --------------------      ------------------

         Net cash used in operating activities
                                                                      (446,000)             (2,407,000)
                                                          --------------------      ------------------




Cash flows used for investing activities:
  Capital expenditures                                                (461,000)               (766,000)
  Notes Receivable                                                     (70,000)                     --
  Software development costs                                            (3,000)               (309,000)
                                                          --------------------      ------------------

         Net cash used in investing activities
                                                                      (534,000)             (1,075,000)
                                                          --------------------      ------------------

See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                   Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                                Three Months              Three Months
                                                                  March 31                  March 31
                                                                    1998                      1997
                                                          --------------------      --------------------
Cash flows from (used for) financing activities:
  Proceeds from issuance of debt                          $                 --                   155,000
  Principal payments on capital leases                                 (21,000)                       --
  Proceeds from issuance of common stock, less
   issuance costs paid in cash                                              --                   214,000

                                                          --------------------      --------------------

          Net cash provided by (used in) financing
           activities                                                  (21,000)                  369,000

                                                          --------------------      --------------------

Net decrease in cash and cash equivalents                           (1,001,000)               (3,113,000)

Cash and cash equivalents at beginning of period                     4,764,000                 6,579,000
                                                          --------------------      --------------------

 Cash and cash equivalents at end of period               $          3,763,000      $          3,466,000
                                                          ====================      ====================


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                                             $              5,000      $             91,000
                                                          ====================      ====================

     Income taxes                                         $                 --      $                 --
                                                          ====================      ====================

See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

   1.  General.
       -------

   Management has elected to omit substantially all notes to the Company's consolidated financial statements. Reference should be made to the Company's Form 10-K filed for the year ended December 31, 1997, which report incorporated the notes to the Company's year-end financial statements.

   2.  Unaudited Information.
       ---------------------

   The March 31, 1998 and 1997 information furnished herein was derived from the books and records of the Company without audit. However, such information reflects all adjustments that are, in the opinion of management, necessary to reflect properly the results of the interim periods presented. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

   Certain items in the prior period consolidated financial statements have been reclassified to conform to the format used for the current period presented.

   3.  Basic and Diluted Earnings per Share.
       ------------------------------------

     In December 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 supercedes APB No. 15 and replaces "primary" and "fully diluted" earnings per share ("EPS") under APB No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. Options, warrants and convertible preferred stock, representing approximately 15,448,000, and 928,000 shares were excluded from the computations of net loss per common share for the three-months ended March 31, 1998 and 1997, respectively, as their effect is anti-dilutive. The adoption of SFAS No. 128 did not have a material effect on the Company's net loss per common share.

   4.  Proposed Sale of Subsidiaries
       -----------------------------

     In January 1998, the Board of Directors concluded that the interests of the Company's shareholders are best served by concentrating Company resources and efforts on its two core businesses, the NTN Network and Online/Internet services. Accordingly, the Board resolved either to sell or cease the operations of its two subsidiaries, LearnStar and IWN, on or before March 31, 1998. Effective March 31, 1998, the Company ceased funding the continuing operations of both subsidiaries.

     In March 1998, the Company entered into a letter of intent to sell a majority of its interest in LearnStar to NewStar Learning Systems, L.L.C., a company in which Sally A. Zoll, President of LearnStar, has an interest. The Company is currently negotiating a definitive agreement and currently expects to sell 82.5% of its interest in LearnStar on or before July 1, 1998 for a cash payment of $1,862,000.

     On April 1, 1998, the Company reached an agreement in principle with Omnigon, a California corporation, to sell up to 80% of the equity of IWN to Omnigon on or before May 31, 1998. Ten percent (10%) of the equity in IWN is beneficially owned by current and former IWN employees. The Company is currently negotiating a definitive agreement that would have Omnigon pay $2,400,000 at closing for an 80% IWN equity interest. At Omnigon's option, however, it will have the right to pay $1,200,000 at closing and deliver its promissory note, secured by the purchased IWN common shares, for $1,600,000 payable with interest in three installments over a five-month term. If Omnigon elects the latter option, it will acquire 77.5% of the IWN equity from the Company. No assurance can be given that the proposed transaction will be completed. Omnigon paid $100,000 in April 1998 and an additional $100,000 in May 1998 for the option to acquire IWN on the foregoing terms. Any such payments made are non-refundable and will not be applied to the purchase price of the IWN shares. The Company has agreed that IWN will use such payments from Omnigon to pay the operating expenses of IWN prior to a closing or cancellation of the proposed transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
-------

    NTN Communications, Inc. is a leading producer and programmer of interactive television, online and Internet entertainment. The Company broadcasts to a variety of delivery platforms 24 hours a day, providing entertainment and informational programming, including multi-player sports and trivia games. The NTN Network distributes programming to more than 15 million consumers per month throughout North America through hospitality locations, such as hotels, bars, and restaurants.

    The organization and business of the Company, the accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements files as part of the Company's December 31, 1997 Form 10-K. This quarterly report should be read in conjunction with such annual report.


Material Changes in Results of Operations
-----------------------------------------

Three-month periods ended March 31, 1998 and March 31, 1997

    Operations for the quarter ended March 31, 1998 resulted in a net loss of $613,000, or $0.03 per share, compared to a net loss of $6,347,000, or $0.27 per share in the quarter ended March 31, 1997. The 1997 results include significant charges which related only to 1997, including a $5,206,000 charge for management reorganization and a $650,000 charge related to defective broadcast equipment.

    For the current quarter, total revenues declined 6% to $6,172,000 from $6,540,000 in the first quarter last year. This occurred due primarily to a decline in Online/Internet Services, offset by a slight increase in revenues generated by Network Services.

    Network Service revenues increased 4% to $4,861,000 for the quarter ended March 31, 1998 compared to $4,669,000 for the quarter ended March 31, 1997. During the first quarter of 1998, the Company began implementing its plan to redirect its sales and marketing efforts, change its service suspension policy relative to non-performing customers, and revise customer service procedures intended to improve overall customer satisfaction and retention. Active subscriber locations have remained steady during this ongoing process and have increased slightly compared with the first quarter of 1997. Management expects, but cannot guarantee, that these changes will result in improved ability to attract and retain active customer locations.

    Revenue from Online/Internet Services declined $251,000, or 30%, from revenue of $848,000 in the first quarter of 1997. The Company operated during the first quarter under an interim contractual agreement stipulating billings on a fee-for-service basis with its principal Internet partner, America Online. America Online paid the Company a fee during 1997 to terminate its existing contract and renegotiate a new agreement. The Company expects to complete a new contract with AOL shortly, pursuant to which fees will be billed for services provided.

    Advertising revenues declined 31% to $170,000 in the first quarter of 1998 compared with the prior first quarter. The revenue recognized constitutes remaining billings on expiring contracts. Management expected a decline in the first quarter of 1998 related to timing caused by the simultaneous expiration of several multi-year contracts.

    Other revenue, which consists of certain sales of IWN, Learnstar, NTN's affiliate in Canada and other non-recurring revenue items, decreased 30% to $544,000 during the current quarter versus $778,000 in the prior year quarter. This decline related primarily to one-time revenue items recorded in the first quarter of the prior year.

     Of the total revenue for the first quarter, Network Services represented 79%, Online/Internet services represented 10%, and Equipment, Advertising and Other Revenue represented 11%, compared with 71%, 13% and 16%, respectively, for the first quarter of 1997.

     Total operating expense decreased 47% from $12,738,000 in the first quarter of 1997 to $6,774,000 in the same quarter of 1998. This decrease consisted primarily of non-recurring expenses incurred in the first quarter of 1997. Specifically, Operating Expenses related to a management reorganization of $5,206,000 were recognized, and Equipment Charges of $650,000 related to defective broadcast equipment, were recorded in the first quarter of 1997.

     Total Direct Operating Costs declined 51% from $2,161,000 in the first quarter of 1997 to $1,066,000 in the same quarter of 1998. The first quarter of 1997 contained a charge of $650,000 for defective broadcast equipment. Operationally, the Company has increased its internal field and marketing staff and decreased its reliance on independent representatives. This shift in strategic direction has resulted in a reduction of commissions, site visit fees, and other operating costs of 48% in the first quarter of 1998 versus the same quarter of 1997. Salary and related employment expenses are expected to increase, offsetting some of these savings, resulting in overall cost savings and improvement in customer service.

     Total Selling, general and administrative expenses declined 44% from $6,415,000 in the first quarter of 1997 to $3,619,000 in 1998. Excluding the charges of $3,277,000 related to a management reorganization in the first quarter of 1997, Selling, General and Administrative expenses increased $481,000 in the first quarter of 1998 compared to the same quarter of 1997. The Company experienced an increase in employee-related costs associated with the re-direction of its sales and marketing function, as described above.

     Stock-based compensation decreased 91% from $1,883,000 in the first quarter of 1997 to $165,000 in the same quarter of 1998. The 1997 charges related to the reorganization of its executive management personnel.

     Research and Development Expenses decreased from $400,000 in the first quarter of 1997 to $18,000 in the first quarter of 1998. This was due to workforce reductions made in 1997 as well as significantly reduced R & D efforts at the LearnStar and IWN subsidiaries.

     Interest Expense in the first quarter of 1997 related principally to the IWN Put Option, which was paid in full in June, 1997.

Material Changes in Financial Condition
---------------------------------------

   Compared with December 31, 1997, total assets declined 7% from $20,271,000 to $18,834,000 at March 31, 1998. This resulted principally from a decline in broadcast equipment, capitalized software development costs, and other assets which was offset by an increase in Accounts Receivable. Cash decreased $1,001,000 during the period, consisting of $446,000 to fund operations, $534,000 for capital expenditures, and $21,000 to comply with contractual obligations related to equipment leases.

   Accounts Receivable increased $662,000 during the first quarter of 1998 compared to year end. Accounts Receivable related to Network Services decreased due to management efforts to improve collections and manage customer turnover in 1997. This was offset by an increase in Accounts Receivable for advertising, online interactive Internet services, and international sales billed at the end of the quarter.

   Broadcast Equipment and Fixed Assets and Capitalized Software Development Costs decreased $933,000, or 8%, during the current quarter principally due to depreciation and amortization.

   During the first quarter of 1998 total liabilities decreased 9%, or $1,013,000, primarily related to declines in Accrued Expenses and Accruals for management severance. Accrued Expenses decreased due to payments for year end professional and legal services, and payments to independent representatives in final settlement of their accounts. The decline in the Accrual for management severance resulted from payments made in compliance with management reorganization agreements with former officers.

   Generally, the Company believes that internally generated funds will provide sufficient resources to meet funding requirements in the near term. The Company has working capital of $10,000 at the end of the first quarter of 1998 compared to $17,000 as of December 31, 1997. The Company has $3,763,000 in cash and cash equivalents available at March 31, 1998.

   The Company intends to implement a plan to upgrade its equipment, including its Playmakers(R) and technology, including plans to migrate to a Windows-based platform. Management believes these plans could be implemented using internally-generated funds by managing the timing and extent of the upgrades. However, there can be no assurance that funding from additional sources will not be required.

   The Company announced its intention to sell its two operating subsidiaries and has executed letters of intent to consummate the sales with two independent purchasers. It is expected that both transactions will either be completed or terminated on or before July 1, 1998. Completion of either or both of such sales would generate additional funds available for ongoing operations.

PART II  OTHER INFORMATION
         -----------------

   Item 1. LEGAL PROCEEDINGS.

           In March, 1998, the Company's former independent representative in the State of Georgia filed suit against the Company in Atlanta, Georgia alleging wrongful termination of its distributor agreement and other breaches of such agreement. The Company has denied these claims and intends to defend itself vigorously in this litigation. It is not anticipated at the present time that the outcome of the lawsuit will have a material adverse effect on the financial position, results of operations or the liquidity of the Company.

   Item 2. CHANGE IN SECURITIES.

           In January, 1998, the Company agreed to issue a total of 759,437 shares of Common Stock in exchange for the surrender and cancellation of certain previously outstanding options and warrants to purchase an aggregate 2,578,250 shares of Common Stock at exercise prices ranging from $2.00 to $5.75 per share. The value of the shares issued was approximately $900,000 based on the market price of the Common Stock at the time of the exchanges.

           In March, 1998, the Company agreed to issue 277,200 shares of Common Stock and to pay withholding taxes of approximately $107,000 to two former officers in exchange for the surrender and cancellation of certain previously outstanding options and warrants to purchase 1,500,000 shares of Common Stock at exercise prices ranging from $2.00 to $4.75 per share. The value of the shares issued and the cash payments was approximately $300,000 based on the market price of the Common Stock at the time of the exchange.

   Item 6. EXHIBITS AND REPORTS ON REPORT 8-K.

   (a)  Exhibits

   27.  Financial Data Schedule.

   (b)  Reports on Form 8-K

   None

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