Form 10-Q
period 1998-06-30
NTN COMMUNICATIONS INC
filed 1998-08-14
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                          YES     X               NO________

     Number of shares outstanding of each of the registrant's classes of common stock, as of August 12, 1998 26,873,000 shares of common stock, $.005 par value.

                          PART I--FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                June 30,
                                                                                  1998              December 31,
                                   Assets                                      (Unaudited)              1997
                                                                            ------------------  ----------------------
     Current assets:
        Cash and cash equivalents                                         $       5,463,000           4,764,000
        Accounts receivable, net                                                  2,086,000           2,724,000
        Prepaid expenses and other current assets                                   843,000             902,000
                                                                            ------------------  ----------------------
                       Total current assets                                       8,392,000           8,390,000

     Broadcast equipment and fixed assets, net                                    7,714,000           7,973,000
     Software development costs, net                                              2,762,000           3,697,000
     Note receivable                                                                 70,000               --
     Other assets                                                                   126,000             211,000
                                                                            ------------------  ----------------------
                       Total assets                                       $      19,064,000          20,271,000
                                                                            ==================  ======================

                    Liabilities and Shareholders' Equity
     Current liabilities:
        Accounts payable                                                            700,000             914,000
        Accrued expenses                                                          3,123,000           4,006,000
        Accrual for management severance                                            828,000           1,154,000
        Obligations under capital lease                                             185,000              46,000
        Deferred revenue                                                            765,000           1,483,000
        Customer deposits                                                           681,000             770,000
                                                                            ------------------  ----------------------
                       Total current liabilities                                  6,282,000           8,373,000

     Obligations under capital lease                                                392,000             179,000
     Accrual for settlement warrants                                              1,593,000           1,516,000
     Accrual for management severance                                               840,000           1,093,000
     Other long-term liabilities                                                    300,000             384,000
                                                                            ------------------  ----------------------
                       Total liabilities                                          9,407,000          11,545,000
                                                                            ------------------  ----------------------

     Shareholders' equity:
        Series A 10% cumulative convertible preferred stock, $.005 par value, 10,000,000 shares authorized; 161,000 issued and
          outstanding at June 30, 1998 and December 31, 1997, respectively            1,000               1,000
        Series B 4% cumulative convertible preferred stock, $.005 par value, 85,000 shares authorized; 56,000 and 70,000 shares issued and outstanding at June 30, 1998 and December 31, 1997,
          respectively                                                                1,000               1,000
        Common stock, $.005 par value, 50,000,000 shares authorized;
          26,873,000 and 23,677,000 shares issued and outstanding at
          June 30, 1998 and December 31, 1997, respectively                         134,000             118,000
        Additional paid-in capital                                               70,385,000          70,541,000
        Accumulated deficit                                                     (57,865,000)        (58,596,000)
        Treasury stock, 330,000 and 782,000  shares at June 30, 1998
          and December 31, 1997, respectively, at cost                           (2,999,000)         (3,339,000)
                                                                            ------------------  ----------------------
                       Total shareholders' equity                                 9,657,000           8,726,000
                                                                            ------------------  ----------------------
                       Total liabilities and shareholders' equity         $      19,064,000          20,271,000
                                                                            ==================  ======================

     See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                            Three Months Ended                         Six Months Ended
                                                 -------------------------------------  -----------------------------------------
                                                      June 30,            June 30,           June 30,              June 30,
                                                        1998                1997               1998                  1997
                                                 -----------------  ------------------  -------------------   -------------------
 Network services                               $     4,549,000            4,774,000           9,410,000             9,443,000
 Online/Internet services                               577,000              627,000           1,174,000             1,475,000
 Advertising revenues                                   246,000              189,000             416,000               434,000
 Other revenues                                         558,000              671,000           1,102,000             1,449,000
                                                 -----------------  ------------------  -------------------   -------------------

                   Total revenues                     5,930,000            6,261,000          12,102,000            12,801,000
                                                 -----------------  ------------------  -------------------   -------------------

 Operating expenses:
     Direct operating costs                           1,661,000            1,867,000           2,727,000             4,028,000
     Selling, general and administrative              2,586,000            3,416,000           6,205,000             9,831,000
     Litigation, legal and professional fees            329,000              714,000             656,000             1,058,000
     Equipment lease expense                            274,000              232,000             507,000               466,000
     Stock-based compensation expense                    --                  630,000             165,000             2,513,000
     Depreciation and amortization                    1,170,000            1,123,000           2,516,000             2,424,000
     Research and development                           202,000              400,000             220,000               800,000
                                                 -----------------  ------------------  -------------------   -------------------

                   Total operating expenses           6,222,000            8,382,000          12,996,000            21,120,000
                                                 -----------------  ------------------  -------------------   -------------------

 Operating loss                                        (292,000)          (2,121,000)           (894,000)           (8,319,000)

 Other income (expense):
   Interest income                                       63,000               84,000             127,000               146,000
   Interest expense                                     (70,000)            (191,000)           (145,000)             (402,000)
   Gain on sale of interest in subsidiary             1,643,000                --              1,643,000                 --
                                                 -----------------  ------------------  -------------------   -------------------

                   Total other income (expense)       1,636,000             (107,000)          1,625,000              (256,000)
                                                 -----------------  ------------------  -------------------   -------------------

 Income (loss) before income taxes                    1,344,000           (2,228,000)            731,000            (8,575,000)

 Provision for income taxes                              --                    --                   --                     --
                                                 -----------------  ------------------  -------------------   -------------------

                 Net income (loss)              $     1,344,000           (2,228,000)            731,000            (8,575,000)
                                                 =================  ==================  ===================   ===================

 Net income (loss) per share                    $          0.05                (0.10)               0.03                 (0.37)
                                                 =================  ==================  ===================   ===================
 Net income (loss) per share, assuming dilution $          0.04                (0.10)               0.02                 (0.37)
                                                 =================  ==================  ===================   ===================

 Weighted average number of shares outstanding       25,877,000           22,345,000          24,834,000            23,303,000
                                                 =================  ==================  ===================   ===================
 Weighted average number of shares outstanding,
   assuming dilution                                 32,498,000           22,345,000          32,623,000            23,303,000
                                                 =================  ==================  ===================   ===================



     See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                   Three Months Ended                    Six Months Ended
                                                           ------------------------------------  ----------------------------------
                                                               June 30,           June 30,          June 30,          June 30,
                                                                 1998               1997              1998              1997
                                                           -----------------   ----------------  ---------------   ----------------
     Cash flows from (used in) operating activities:
         Net income (loss)                               $    1,344,000          (2,228,000)          731,000        (8,575,000)
         Adjustments to reconcile net income (loss)
            to net cash provided by (used in)
            operating activities:
              Gain on sale of interest in subsidiary         (1,643,000)                 --        (1,643,000)               --
              Depreciation and amortization                   1,170,000           1,171,000         2,516,000         2,424,000
              Provision for doubtful accounts                   225,000             250,000           625,000           475,000
              Loss  from disposition of broadcast
               equipment                                         60,000                  --           120,000                --
              Non-cash compensation charges                          --             630,000           165,000         2,513,000
              Accreted interest expense                          65,000                  --           132,000                --
              Stock issued in settlement of litigation               --              56,000                --           112,000
              Changes in assets and liabilities:
               Accounts receivable                              580,000            (734,000)         (482,000)       (1,012,000)
               Prepaid expenses and other assets               (160,000)          2,740,000            66,000         3,331,000
               Accounts payable and accrued expense            (185,000)            683,000          (917,000)       (1,015,000)
               Deferred revenue                                (589,000)             17,000          (442,000)          232,000
               Customer deposits                                (27,000)            (82,000)          (89,000)         (200,000)
               Accruals for management severance and
                   other long-term liabilities                 (275,000)         (1,801,000)         (663,000)          (98,000)
                                                           -----------------   ----------------  ---------------   ----------------

                     Net cash provided by (used in)
                          operating activities                  565,000             702,000           119,000        (1,813,000)
                                                           -----------------   ----------------  ---------------   ----------------

     Cash flows from (used in) investing activities:
         Capital expenditures                                  (706,000)           (151,000)       (1,167,000)         (809,000)
         Issuance of note receivable                                 --                  --           (70,000)               --
         Software development costs                             (19,000)           (276,000)          (22,000)         (585,000)
         Proceeds from sale of subsidiary                     1,862,000                  --         1,862,000                --
                                                           -----------------   ----------------  ---------------   ----------------

                     Net cash provided by (used in)
                          investing activities                1,137,000            (427,000)          603,000        (1,394,000)
                                                           -----------------   ----------------  ---------------   ----------------







     See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited), Continued


                                                              Three Months Ended                      Six Months Ended
                                                     -------------------------------------  --------------------------------------
                                                          June 30,           June 30,            June 30,            June 30,
                                                            1998               1997                1998                1997
                                                     -----------------  ------------------  -----------------   -------------------
Cash flows from (used in) financing activities:
    Principal payments on debt                      $           --            (5,570,000)              --             (5,570,000)
    Proceeds from issuance of debt                              --             4,315,000               --              4,470,000
    Principal payments under capital lease
       obligations                                             (2,000)             --                (23,000)              --
    Proceeds from issuance of common stock,
       less issuance costs paid in cash                         --               559,000               --                773,000

                                                      -----------------  ------------------  -----------------   -------------------
                  Net cash used in financing
                     activities                                (2,000)         (696,000)             (23,000)          (327,000)
                                                      -----------------  ------------------  -----------------   -------------------

Net increase (decrease) in cash and cash                    1,700,000           (421,000)            699,000          (3,534,000)
    equivalents

Cash and cash equivalents at beginning of period
                                                            3,763,000          3,466,000           4,764,000           6,579,000
                                                      -----------------  ------------------  -----------------   -------------------

Cash and cash equivalents at end of period          $       5,463,000          3,045,000           5,463,000           3,045,000
                                                      =================  ==================  =================   ===================

Supplemental disclosure of cash flow information:
       Cash paid during the period for:
          Interest                                  $           --                 --                  5,000               --
                                                      =================  ==================  =================   ===================

          Income taxes                              $           --                 --                  --                  --
                                                      =================  ==================  =================   ===================

Supplemental disclosure of non-cash investing
    and financing activities:
       Equipment acquired under capital leases      $         375,000              --                375,000               --
                                                      =================  ==================  =================   ===================

      Issuance of common stock in exchange for
         cancellation of options and warrants       $           --                 --                212,000               --
                                                      =================  ==================  =================   ===================

      Issuance of common stock in settlement of
         legal claim                                $           --                 --                132,000               --
                                                      =================  ==================  =================   ===================

      Preferred dividend paid in common stock       $           8,000              --                  8,000               --
                                                      =================  ==================  =================   ===================



     See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       1.     Basis of Presentation

         In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and subsidiaries (collectively "the Company") and the results of its operations and its cash flows for the interim periods presented. Management has elected to omit substantially all notes to the Company's consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 1998.

         The consolidated financial statements for the three and six months ended June 30, 1998 and June 30, 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, as amended, filed for the year ended December 31, 1997.

         Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

        2.     Earnings (Loss) Per Share

         The following table sets forth the computation of diluted earnings per share for the three and six months ended June 30, 1998 and 1997.

                                                               Three Months Ended              Six Months Ended
                                                           ----------------------------  -----------------------------
                                                             June 30,       June 30,       June 30,        June 30,
                                                               1998           1997           1998            1997
                                                           ------------  --------------  -------------   -------------
     Numerator for diluted earnings per share -
         Income available to common stockholders         $   1,344,000      (2,228,000)        731,000     (8,575,000)
                                                           ============  ==============  =============   =============

      Denominator:
      Denominator for basic earnings per share -
         Weighted average shares                            25,877,000      22,345,000     24,834,000      23,303,000
      Potential effect of dilutive securities:
         Employee stock options and director fees              579,000             --         383,000              --
         Warrants                                              148,000             --          74,000              --
         Litigation settlements and management
           severance(1)                                      2,088,000             --       2,467,000              --
         Convertible preferred stock                         2,831,000             --       3,877,000              --
                                                           ------------  --------------  -------------   -------------
      Potentially dilutive common shares                     5,646,000             --       6,801,000              --
                                                           ------------  --------------  -------------   -------------
      Denominator for diluted earnings per share -
         Adjusted weighted average shares and assumed
         conversions                                        31,523,000      22,345,000     31,635,000      23,303,000
                                                           ============  ==============  =============   =============

     Basic earnings (loss) per share                     $        0.05           (0.10)          0.03           (0.37)
                                                           ============  ==============  =============   =============

     Diluted earnings (loss) per share                   $        0.04           (0.10)          0.02           (0.37)
                                                           ============  ==============  =============   =============

-----------
(1) Effective June 27, 1998, the Company's option to settle management severance obligations in stock expired. As a result, 1,112,000 of potentially dilutive securities at June 27, 1998 also expired and, therefore, will have no future dilutive impact on earnings per share.

       3.     Subsequent Events

         The following significant events have occurred subsequent to December 31, 1997:

         On April 1, 1998, the Company reached an agreement in principle with Omnigon, a California corporation, to sell up to 80% of the equity of its subsidiary IWN, Inc. (IWN) to Omnigon on or before May 31, 1998. Omnigon paid the Company $100,000 in April 1998 and an additional $100,000 in May 1998 for the option to acquire IWN under specific terms. Subsequently, however, the Company terminated negotiations with Omnigon for the proposed sale of IWN. As agreed, the Company used the non-refundable payments made by Omnigon to pay the operating expenses of IWN prior to the cancellation of the proposed transaction. NTN redirected IWN's business strategy toward the Australian and Asian marketplace, and building upon its existing venture in that market with IWN Australasia Limited (IWN-A). NTN and IWN-A, in which NTN holds a 25% equity interest, have agreed that IWN will provide research and development and technical support for IWN-A operations over the next several months. IWN-A will fund the development and support activities and, therefore, NTN will not incur operating expenses while building the value of the IWN-A operations. NTN and IWN-A have also agreed they will work to develop a more comprehensive strategy during the coming months to build the asset base of IWN-A in the Australian, New Zealand and Asian marketplace.

         On June 16, 1998, the Company sold 82.5% of its interest in LearnStar, Inc. (LearnStar) to NewStar Learning Systems, L.L.C. (NewStar) for $1,862,000. The transaction resulted in a gain of $1,643,000, which is included in other income for the three and six months ended June 30, 1998. Sally A Zoll, President of LearnStar, and Joe King, a partner with former NTN Director Ed Frazier in Frazier/King Media Holding, each hold an equity interest in NewStar. Upon closing of the transaction, Ed Frazier resigned from the Board of Directors of NTN in order to avoid any perception of a conflict of interest between his ongoing business relationship with Mr. King and NTN's continued minority interest in LearnStar.

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

       NTN Communications, Inc. is a leading producer and programmer of multi-player television, online and Internet entertainment. The Company broadcasts to a variety of delivery platforms 24 hours a day, providing entertainment and informational programming, including multi-player sports and trivia games. The NTN Network distributes programming to more than 15 million viewer/participants per month throughout North America through hospitality locations, such as hotels, bars, and restaurants.


Results of Operations

Three months ended June 30, 1998 and June 30, 1997

       Operations for the three months ended June 30, 1998 resulted in a net income of $1,344,000 compared to a net loss of $2,228,000 for the three months ended June 30, 1997. The operating results for the second quarter of 1998 include a gain of $1,643,000 related to the sale of a majority interest in one of the Company's subsidiaries.

         Total revenues decreased 5% to $5,930,000 for the three months ended June 30, 1998 from $6,261,000 for the three months ended June 30, 1997. This occurred primarily due to declines in Network Services, Online/Internet and other revenues, offset by increases in advertising.

         Network Service revenues decreased 5% to $4,549,000 for the three months ended June 30, 1998 from $4,774,000 for the three months ended June 30, 1997. This occurred primarily due to a reduction in the average billing rate.

         Revenue from Online/Internet decreased 8% to $577,000 for the three months ended June 30, 1998 from $627,000 for the three months ended June 30, 1997. The decrease is primarily a result of the Company entering into a new contract with its Internet partner, America Online. During the three months ended June 30, 1997 America Online paid the Company a fee to renegotiate its then existing contract. The new agreement, dated as of December 1, 1997, provides for a flat monthly fee rather than fees based on AOL member usage of the Company's content.

         Advertising revenues increased 30% to $246,000 for the three months ended June 30, 1998 from $189,000 for the three months ended June 30, 1997. This increase is primarily related to the retention of two leading advertising sales and marketing firms during the second quarter of 1998, which resulted in increased advertising sales for the three months ended June 30, 1998.

         Other revenue, which consists primarily of certain sales generated by the Company's licensee in Canada, and other non-recurring revenue items, decreased 17% to $558,000 for the three months ended June 30, 1998 from $671,000 for the three months ended June 30, 1997. This decrease is primarily due to other revenues recorded during the three months ended June 30, 1997, such as non-recurring revenues related to the liquidation of whole-life insurance polices for certain former officers.

         Direct operating costs decreased 11% to $1,661,000 for the three months ended June 30, 1998 from $1,867,000 for the three months ended June 30, 1997. This decrease relates to a reduction in site visit fees, commissions and other field expenses due to (i) the Company's decreased reliance on independent representatives in favor of employed field and marketing personnel and (ii) a revision, effective January 1, 1998, in the Company's commission and bonus structure for all field personnel. These decreases were offset by approximately $360,000 for costs incurred to realign the satellite dishes at hospitality locations to receive broadcast transmissions from the Galaxy III-R satellite when the PanAmSat Galaxy IV satellite failed to operate in May 1998.

        Selling, general and administrative expenses decreased 24% to $2,586,000 for the three months ended June 30, 1998 from $3,416,000 for the three months ended June 30, 1997. The decrease is primarily attributable to management's implementation of an organizational and strategic restructuring aimed at reducing overhead costs. The restructuring involved a workforce reduction, including five senior officers, the buy-out of many high-rate lease commitments, and restructuring of management personnel and responsibilities. This restructuring has resulted in overall cost reductions including payroll and related costs, travel, entertainment and facility expenses. This decrease was partially offset by an increase in employee-related costs associated with the shift from independent representatives to employed field and marketing staff.

         Litigation, legal and professional fees decreased 54% to $329,000 for the three months ended June 30, 1998 from $714,000 for the three months ended June 30, 1997. During the three months ended June 30, 1997 an accrual was recorded for pending litigation totaling $400,000. Subsequently, the litigation was settled and the fees were paid. No such accrual was required for the three months ended June 30, 1998.

         There were no stock-based compensation expenses for the three months ended June 30, 1998, compared to $630,000 for the three months ended June 30, 1997. The 1997 charges related to the reorganization of the Company's executive management personnel.

         Research and development expenses decreased 50% to $202,000 for the three months ended June 30, 1998 from $400,000 for the three months ended June 30, 1997. The decrease is due to the Company completing or nearing completion of new business development services, which began in early 1997. These efforts include America Online, implementation of the Company website, Bell Canada and GTE Mainstreet. For the three-month period ended June 30, 1998, the Company's research and development efforts have focused primarily on the upgrade of the NTN network.

         Interest expense decreased 63% to $70,000 for the three months ended June 30, 1998 from $191,000 for the three months ended June 30, 1997. The decrease is due primarily to interest expense recorded in connection with the Symphony put option, which was paid in full in June 1997.

         In June 1998, the Company sold 82.5% of its interest in LearnStar to NewStar for $1,862,000. The transaction resulted in a gain of $1,643,000, which is included in other income for the three months ended June 30, 1998.


Six months ended June 30, 1998 and June 30, 1997

       Operations for the six months ended June 30, 1998 resulted in a net income of $731,000 compared to a net loss of $8,575,000 for the six months ended June 30, 1997. The operating results for the six months ended June 30, 1998 include a gain of $1,643,000 related to the sale of a majority interest in one of the Company's subsidiaries. The 1997 results include significant charges which related only to 1997, including a $5,252,000 charge for management reorganization and a $650,000 charge related to defective broadcast equipment.

         Total revenues decreased 5% to $12,102,000 for the six months ended June 30, 1998 from $12,801,000 for the six months ended June 30, 1997. This occurred primarily due to a reduction in Online/Internet Service fees and non-recurring other revenues.

         Revenue from Online/Internet Services decreased 20% to $1,174,000 for the six months ended June 30, 1998 from $1,475,000 for the six months ended June 30, 1997. The decrease is primarily a result of the Company entering into a new contract with its Internet partner, America Online. During the six months ended June 30, 1997 America Online paid the Company a fee to renegotiate its then existing contract. The new agreement, dated as of December 1, 1997, provides for a flat monthly fee rather than fees based on AOL member usage of the Company's content.

         Other revenue, which consists primarily of certain sales generated by the Company's lessee in Canada, and other non-recurring revenue items, decreased 24% to $1,102,000 for the six months ended June 30, 1998 from $1,449,000 for the six months ended June 30, 1997. This decrease in other revenue is due in part to a one-time settlement adjustment with the Company's lessee in Canada. Additionally, other revenue for the six months ended June 30, 1997 included non-recurring items such as revenues related to the liquidation of whole-life insurance polices for certain former officers and a building lease rebate.

         Direct operating costs decreased 32% to $2,727,000 for the six months ended June 30, 1998 from $4,028,000 for the six months ended June 30, 1997. This decrease relates to a reduction in site visit fees, commissions and other field expenses due to (i) the Company's decreased reliance on independent representatives in favor of employed field and marketing personnel and (ii) a revision, effective January 1, 1998, in the Company's commission and bonus structure for all field personnel. Additionally, the direct costs for the six months ended June 30, 1997 included a $650,000 charge related to defective broadcast equipment. No such charge was necessary for the six months ended June 30, 1998. These decreases were offset by approximately $360,000 for costs incurred to realign the satellite dishes at hospitality locations to receive broadcast transmissions from the Galaxy III-R satellite when the PanAmSat Galaxy IV satellite failed to operate.

         Selling, general and administrative expenses decreased 37% to $6,205,000 for the six months ended June 30, 1998 from $9,831,000 for the six months ended June 30, 1997. Excluding the charges of $3,277,000 related to a management reorganization in the six months ended June 30, 1997, selling, general and administrative expenses decreased $349,000 in the six months ended June 30, 1998 as compared to the same period of 1997. The decrease is primarily attributable to management's implementation of an organizational and strategic restructuring aimed at reducing overhead costs. The restructuring involved a workforce reduction, including five senior officers, the buy-out of many high-rate lease commitments, and restructuring of management personnel and responsibilities. This restructuring has resulted in overall cost reductions including payroll and related costs, travel, entertainment and facility expenses. This decrease was partially offset by an increase in employee-related costs associated with the shift from independent representatives to employed field and marketing staff.

         Litigation, legal and professional fees decreased 38% to $656,000 for the six months ended June 30, 1998 from $1,058,000 for the six months ended June 30, 1997. During the six months ended June 30, 1997 an accrual was recorded for pending litigation totaling $400,000. Subsequently, the litigation was settled and the fees were paid. No such accrual was required for the six months ended June 30, 1998.

         Stock-based compensation decreased 93% to $165,000 for the six months ended June 30, 1998 from $2,513,000 for the six months ended June 30, 1997. Charges for both of these six month periods relate to the reorganization of the Company's executive management personnel.

         Research and development expenses decreased 73% to $220,000 for the six months ended June 30, 1998 from $800,000 for the six months ended June 30, 1997. The decrease is due to the Company completing or nearing completion of new business development services, which began in early 1997. These efforts include America Online, implementation of the Company website, Bell Canada and GTE Mainstreet. For the six-month period ended June 30, 1998, the Company's research and development efforts have focused primarily on the upgrade of the NTN network.

         Interest expense decreased 64% to $145,000 for the six months ended June 30, 1998 from $402,000 for the six months ended June 30, 1997. The decrease is due primarily to interest expense recorded in connection with the Symphony put option, which was paid in full in June 1997.

         In June 1998, the Company sold 82.5% of its interest in LearnStar to NewStar for $1,862,000. The transaction resulted in a gain of $1,643,000, which is included in other income for the six months ended June 30, 1998.

Liquidity and Capital Resources

       At June 30, 1998, the Company had cash and cash equivalents of $5,463,000 and a working capital surplus (current assets in excess of current liabilities) of $2,110,000, compared to cash and cash equivalents of $4,764,000 and a working capital surplus of $17,000 at December 31, 1997. Net cash provided by operations was $119,000 for the six months ended June 30, 1998 and net cash used in operations was $1,813,000 for the six months ended June 30, 1997. Included in net cash used in operations for the six months ended June 30, 1998 were severance payments made by the Company in compliance with management reorganization agreements with former officers totaling $605,000. Net cash provided by investing activities was $603,000 for the six months ended June 30, 1998 and net cash used in investing activities was $1,394,000 for the six months ended June 30, 1997. Included in investing activities for the six months ended June 30, 1998 were $1,167,000 in capital expenditures and the proceeds of the sale of an 82.5% interest in the Company's subsidiary, Learnstar, Inc. of $1,862,000. Net cash used in financing activities was $23,000 and $327,000 for the six months ended June 30, 1998 and 1997, respectively.

       The Company is in the process of implementing its plan to upgrade its network, including improvements to its Playmakers(R) and related technology, as well as migrating to a Windows-based platform. These plans to date have been implemented using internally generated funds. The Company believes that its cash on hand and anticipated cash flows from its operations will be sufficient to meet the Company's operating needs through 1998. The Company may, however, obtain additional financing to support its planned expansion of the NTN Network domestically and internationally. Capital financing possibilities may include
(i) licensing and related royalties of the Company's technology and products;
(ii) borrowing arrangements under fixed and revolving credit agreements; or
(iii) sale of additional equity securities. There can be no assurance that the Company will be able to secure such financing.



Forward Looking Statements

       This Quarterly Report contains forward looking statements, including statements relating to future growth, which are subject to risks and uncertainties including changing economic conditions, product demand and market acceptance risks, the impact of competitive products and pricing, the effect of the Company's accounting policy and other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Report on Form 10K for the fiscal year ended December 31, 1997, its quarterly reports on Form 10-Q and reports on Form 8-K.

PART II  OTHER INFORMATION


       Item 2.       CHANGE IN SECURITIES.

       In March, 1998, the Company issued a total of 175,000 shares of Common stock to resolve a dispute with its largest former independent distributor.


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


                                      NTN COMMUNICATIONS, INC.



Date:  August 12, 1998                By:  /s/GERALD SOKOL, JR.
                                           ------------------------------------
                                           Gerald Sokol, Jr.,
                                           President and Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit
  No.                     Description
-------                   -----------

  27             Financial Data Schedule