Form 10-Q/A
period 1998-03-31
NTN COMMUNICATIONS INC
filed 1998-11-17
CIK 748592

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                              -------------------

                                AMENDMENT NO. 1

                                       TO

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
                                                                           ====================        ====================

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Current liabilities:
 Accounts payable                                                                     1,222,000                     914,000
 Accrued expenses                                                                     2,970,000                   4,006,000
 Accrual for management severance                                                     1,261,000                   1,154,000
 Obligations under capital lease                                                         36,000                      46,000
 Deferred revenue                                                                     1,630,000                   1,483,000
 Customer deposits                                                                      708,000                     770,000
                                                                           --------------------        --------------------
          Total current liabilities                                                   7,827,000                   8,373,000

Deferred revenue                                                                         34,000                      84,000
Obligations under capital lease                                                         168,000                     179,000
Accrual for settlement warrants                                                       1,555,000                   1,516,000
Accrual for management severance                                                        648,000                   1,093,000
Other long-term liabilities                                                             300,000                     300,000
                                                                           --------------------        --------------------
          Total liabilities                                                          10,532,000                  11,545,000
                                                                           --------------------        --------------------

Shareholders' equity:
 Series A 10% cumulative convertible preferred stock, $.005 par value, 10,000,000 shares authorized; issued and outstanding
  161,000 in 1998 and 1997                                                                1,000                       1,000

 Series B 4% cumulative convertible preferred stock, $.005 par value, 85,000 shares authorized; issued and outstanding 68,000 in
  1998 and 70,000 in 1997                                                                 1,000                       1,000

 Common stock, $.005 par value, 50,000,000 shares authorized; shares issued and outstanding 24,774,000 in 1998 and 23,677,000 in 1997
                                                                                        124,000                     118,000

 Additional paid-in capital                                                          70,948,000                  70,541,000
 Accumulated deficit                                                                (59,773,000)                (58,596,000)
 Treasury stock, 330,000 shares in 1998 and 782,000 in 1997, at cost                 (2,999,000)                (3,339,000)
                                                                            --------------------        --------------------

          Total shareholders' equity                                                  8,302,000                   8,726,000
                                                                           --------------------        --------------------

          Total liabilities and shareholders' equity                       $         18,834,000                  20,271,000
                                                                           ====================        ====================


    See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                  Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)






                                                             Three Months               Three Months
                                                               March 31                   March 31
                                                                 1998                       1997
                                                         ---------------------      --------------------

Network services                                         $           4,861,000                 4,669,000
Online/Internet services                                               597,000                   848,000
Advertising revenues                                                   170,000                   245,000
Other revenues                                                         544,000                   778,000
                                                         ---------------------      --------------------
          Total revenues                                             6,172,000                 6,540,000
                                                         ---------------------      --------------------

Operating expenses:
 Direct operating costs                                              1,066,000                 2,161,000
 Selling, general and administrative                                 3,619,000                 6,415,000
 Litigation, legal and professional fees                               327,000                   344,000
 Equipment lease expense                                               233,000                   234,000
 Stock-based compensation expense                                      165,000                 1,883,000
 Depreciation and amortization                                       1,346,000                 1,301,000
 Research and development                                               18,000                   400,000
                                                         ---------------------      --------------------

          Total operating expenses                                   6,774,000                12,738,000
                                                         ---------------------      --------------------

Operating loss                                                        (602,000)               (6,198,000)

Other income (expense):
Interest income                                                         64,000                    62,000
Interest expense                                                       (75,000)                 (211,000)
                                                         ---------------------      --------------------
Loss before income taxes                                              (613,000)               (6,347,000)

Provision for income taxes                                                --                        --
                                                         ---------------------      --------------------
          Net loss                                       $            (613,000)     $         (6,347,000)
                                                         =====================      ====================
Accretion of beneficial conversion
  feature on preferred stock                                           564,000                      --
                                                         ---------------------      --------------------
Net loss available to common shareholders                $          (1,177,000)     $         (6,347,000)
                                                         =====================      ====================

Net loss per common share                                $               (0.05)     $              (0.27)
                                                         =====================      ====================

Weighted average number of shares outstanding                       23,751,000                23,239,000
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


       Reflected in net loss available to common shareholders for the three months ended March 31, 1998 is the accretion of the beneficial conversion feature on the Series B Preferred Stock in the amount of $564,000. The amount of the beneficial conversion feature is measured at the date of issue of the convertible security as the difference between the conversion price and the market value of the common stock into which the security is convertible. This amount is accounted for as a non-cash dividend on the convertible preferred stock with the same amount credited to additional paid-in capital, allocated over the period from issuance to first convertibility. Therefore, there is no impact to total shareholders' equity. The beneficial conversion feature was given effect as of January 1, 1998 as the impact to 1997 was not material to the consolidated financial statements.


   4.  Proposed Sale of Subsidiaries

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

Material Changes in Results of Operations

Three-month periods ended March 31, 1998 and March 31, 1997

    Operations for the quarter ended March 31, 1998 resulted in a net loss of $613,000 compared to a net loss of $6,347,000 in the quarter ended March 31, 1997. The 1997 results include significant charges which related only to 1997, including a $5,206,000 charge for management reorganization and a $650,000 charge related to defective broadcast equipment.




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

     Research and Development Expenses decreased from $400,000 in the first quarter of 1997 to $18,000 in the first quarter of 1998. This was due to workforce reductions made in 1997 as well as significantly reduced R & D efforts at the LearnStar and IWN subsidiaries.

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


                                NTN COMMUNICATIONS, INC.


Date: November 16, 1998         By: /s/GERALD SOKOL, JR.
                                    ----------------------
                                    Gerald Sokol, Jr.,
                                    President and Chief Executive Officer

                                 EXHIBIT INDEX



Exhibit No.                       Description
-----------                       -----------

   27                       Financial Data Schedule