Form 10-Q/A
period 1998-06-30
NTN COMMUNICATIONS INC
filed 1998-11-17
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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
                           Consolidated Balance Sheets

                                                                                June 30,
                                                                                  1998              December 31,
                                   Assets                                      (Unaudited)              1997
                                                                            ------------------  ----------------------
     Current assets:
        Cash and cash equivalents                                         $       5,463,000           4,764,000
        Accounts receivable, net                                                  2,086,000           2,724,000
        Prepaid expenses and other current assets                                   843,000             902,000
                                                                            ------------------  ----------------------
                       Total current assets                                       8,392,000           8,390,000

     Broadcast equipment and fixed assets, net                                    7,714,000           7,973,000
     Software development costs, net                                              2,762,000           3,697,000
     Note receivable                                                                 70,000               --
     Other assets                                                                   126,000             211,000
                                                                            ------------------  ----------------------
                       Total assets                                       $      19,064,000          20,271,000
                                                                            ==================  ======================

                    Liabilities and Shareholders' Equity
     Current liabilities:
        Accounts payable                                                            700,000             914,000
        Accrued expenses                                                          3,123,000           4,006,000
        Accrual for management severance                                            828,000           1,154,000
        Obligations under capital lease                                             185,000              46,000
        Deferred revenue                                                            765,000           1,483,000
        Customer deposits                                                           681,000             770,000
                                                                            ------------------  ----------------------
                       Total current liabilities                                  6,282,000           8,373,000

     Obligations under capital lease                                                392,000             179,000
     Accrual for settlement warrants                                              1,593,000           1,516,000
     Accrual for management severance                                               840,000           1,093,000
     Other long-term liabilities                                                    300,000             384,000
                                                                            ------------------  ----------------------
                       Total liabilities                                          9,407,000          11,545,000
                                                                            ------------------  ----------------------


     Shareholders' equity:
        Series A 10% cumulative convertible preferred stock, $.005 par value, 10,000,000 shares authorized; 161,000 issued and
          outstanding at June 30, 1998 and December 31, 1997, respectively            1,000               1,000
        Series B 4% cumulative convertible preferred stock, $.005 par value, 85,000 shares authorized; 56,000 and 70,000 shares issued and outstanding at June 30, 1998 and December 31, 1997,
          respectively                                                                1,000               1,000
        Common stock, $.005 par value, 50,000,000 shares authorized;
          26,873,000 and 23,677,000 shares issued and outstanding at
          June 30, 1998 and December 31, 1997, respectively                         134,000             118,000
        Additional paid-in capital                                               71,143,000          70,541,000
        Accumulated deficit                                                     (58,623,000)        (58,596,000)
        Treasury stock, 330,000 and 782,000  shares at June 30, 1998
          and December 31, 1997, respectively, at cost                           (2,999,000)         (3,339,000)
                                                                            ------------------  ----------------------
                       Total shareholders' equity                                 9,657,000           8,726,000
                                                                            ------------------  ----------------------
                       Total liabilities and shareholders' equity         $      19,064,000          20,271,000
                                                                            ==================  ======================


     See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)



                                                            Three Months Ended                         Six Months Ended
                                                 -------------------------------------  -----------------------------------------
                                                      June 30,            June 30,           June 30,              June 30,
                                                        1998                1997               1998                  1997
                                                 -----------------  ------------------  -------------------   -------------------
 Network services                               $     4,549,000            4,774,000           9,410,000             9,443,000
 Online/Internet services                               577,000              627,000           1,174,000             1,475,000
 Advertising revenues                                   246,000              189,000             416,000               434,000
 Other revenues                                         558,000              671,000           1,102,000             1,449,000
                                                 -----------------  ------------------  -------------------   -------------------

         Total revenues                               5,930,000            6,261,000          12,102,000            12,801,000
                                                 -----------------  ------------------  -------------------   -------------------

 Operating expenses:
     Direct operating costs                           1,661,000            1,867,000           2,727,000             4,028,000
     Selling, general and administrative              2,586,000            3,416,000           6,205,000             9,831,000
     Litigation, legal and professional fees            329,000              714,000             656,000             1,058,000
     Equipment lease expense                            274,000              232,000             507,000               466,000
     Stock-based compensation expense                    --                  630,000             165,000             2,513,000
     Depreciation and amortization                    1,170,000            1,123,000           2,516,000             2,424,000
     Research and development                           202,000              400,000             220,000               800,000
                                                 -----------------  ------------------  -------------------   -------------------

         Total operating expenses                     6,222,000            8,382,000          12,996,000            21,120,000
                                                 -----------------  ------------------  -------------------   -------------------

 Operating loss                                        (292,000)          (2,121,000)           (894,000)           (8,319,000)

 Other income (expense):
   Interest income                                       63,000               84,000             127,000               146,000
   Interest expense                                     (70,000)            (191,000)           (145,000)             (402,000)
   Gain on sale of interest in subsidiary             1,643,000                --              1,643,000                 --
                                                 -----------------  ------------------  -------------------   -------------------

         Total other income (expense)                 1,636,000             (107,000)          1,625,000              (256,000)
                                                 -----------------  ------------------  -------------------   -------------------

 Income (loss) before income taxes                    1,344,000           (2,228,000)            731,000            (8,575,000)

 Provision for income taxes                              --                    --                   --                     --
                                                 -----------------  ------------------  -------------------   -------------------

         Net income (loss)                      $     1,344,000           (2,228,000)            731,000            (8,575,000)
                                                 =================  ==================  ===================   ===================

 Accretion of beneficial conversion
   feature on preferred stock                           194,000                --                758,000                   --
                                                 -----------------  ------------------  -------------------   -------------------
         Net income (loss) available to
           common shareholders                  $     1,150,000           (2,228,000)            (27,000)           (8,575,000)
                                                 =================  ==================  ===================   ===================

 Net income (loss) per common share-basic       $          0.04                (0.10)               --                   (0.37)
                                                 =================  ==================  ===================   ===================
 Net income (loss) per common share-diluted     $          0.04                (0.10)               --                   (0.37)
                                                 =================  ==================  ===================   ===================

 Weighted average shares outstanding-basic           25,877,000           22,345,000          24,834,000            23,303,000
                                                 =================  ==================  ===================   ===================
 Weighted average shares outstanding-diluted         31,523,000           22,345,000          31,635,000            23,303,000
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

        2.     Earnings (Loss) Per Share

         The following table sets forth the computation of diluted earnings per share for the three and six months ended June 30, 1998 and 1997.


                                                               Three Months Ended              Six Months Ended
                                                           ----------------------------  -----------------------------
                                                             June 30,       June 30,       June 30,        June 30,
                                                               1998           1997           1998            1997
                                                           ------------  --------------  -------------   -------------
     Numerator for diluted earnings per share -
         Net income (loss) available to common
          shareholders                                   $   1,150,000      (2,228,000)       (27,000)     (8,575,000)
                                                           ============  ==============  =============   =============
      Denominator:
      Denominator for basic earnings per share -
         Weighted average shares                            25,877,000      22,345,000     24,834,000      23,303,000
      Potential effect of dilutive securities:
         Employee stock options and director fees              579,000             --         383,000              --
         Warrants                                              148,000             --          74,000              --
         Litigation settlements and management
           severance(1)                                      2,088,000             --       2,467,000              --
         Convertible preferred stock                         2,831,000             --       3,877,000              --
                                                           ------------  --------------  -------------   -------------
      Potentially dilutive common shares                     5,646,000             --       6,801,000              --
                                                           ------------  --------------  -------------   -------------
      Denominator for diluted earnings per share -
         Adjusted weighted average shares and assumed
         conversions                                        31,523,000      22,345,000     31,635,000      23,303,000
                                                           ============  ==============  =============   =============

     Basic earnings (loss) per common share               $        0.04           (0.10)           --            (0.37)
                                                           ============  ==============  =============   =============

     Diluted earnings (loss) per common share             $        0.04           (0.10)           --            (0.37)
                                                           ============  ==============  =============   =============



         Reflected in net income (loss) available to common shareholders for the three and six months ended June 30, 1998 is the accretion of the beneficial conversion feature on the Series B Preferred Stock in the amount of $194,000 and $758,000, respectively. The amount of the beneficial conversion feature is measured at the date of issue of the convertible security as the difference between the conversion price and the market value of the common stock into which the security is convertible. This amount is accounted for as a non-cash dividend on the convertible preferred stock with the same amount credited to additional paid-in capital, allocated over the period from issuance to first convertibility. Therefore, there is no impact to total shareholders' equity. The beneficial conversion feature was given effect as of January 1, 1998 as the impact to 1997 was not material to the consolidated financial statements. At June 30, 1998 the beneficial conversion feature was fully accreted.


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