Form 10-Q
period 1998-09-30
NTN COMMUNICATIONS INC
filed 1998-11-17
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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

    At November 16, 1998 the registrant had 28,073,000 shares of common stock, $.005 par value, outstanding.

                          PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                               September 30,
                                                                                   1998              December 31,
                                                                               (Unaudited)              1997
                                                                            ------------------  ----------------------
                                 Assets

     Current assets:
        Cash and cash equivalents                                           $     4,647,000           4,764,000
        Accounts receivable, net                                                  2,062,000           2,724,000
        Prepaid expenses and other current assets                                 1,071,000             902,000
                                                                            ------------------  ----------------------
                       Total current assets                                       7,780,000           8,390,000

     Broadcast equipment and fixed assets, net                                    7,759,000           7,973,000
     Software development costs, net                                              2,344,000           3,697,000
     Note receivable                                                                 70,000               --
     Other assets                                                                   126,000             211,000
                                                                            ------------------  ----------------------
                       Total assets                                         $    18,079,000          20,271,000
                                                                            ==================  ======================

                    Liabilities and Shareholders' Equity

     Current liabilities:
        Accounts payable                                                            474,000             914,000
        Accrued expenses                                                          1,981,000           4,006,000
        Accrual for management severance                                            764,000           1,154,000
        Obligations under capital lease                                             202,000              46,000
        Deferred revenue                                                            612,000           1,483,000
        Customer deposits                                                           658,000             770,000
                                                                            ------------------  ----------------------
                       Total current liabilities                                  4,691,000           8,373,000

     Obligations under capital lease                                                340,000             179,000
     Accrual for settlement warrants                                              1,631,000           1,516,000
     Accrual for management severance                                               775,000           1,093,000
     Other long-term liabilities                                                    107,000             384,000
                                                                            ------------------  ----------------------
                       Total liabilities                                          7,544,000          11,545,000
                                                                            ------------------  ----------------------

     Shareholders' equity:
        Series A 10% cumulative convertible preferred stock,
          $.005 par value, 10,000,000 shares authorized;
          161,000 issued and outstanding at September 30, 1998
          and December 31, 1997                                                       1,000               1,000
        Series B 4% cumulative convertible preferred stock,
          $.005 par value, 85,000 shares authorized; 56,000 and
          70,000 shares issued and outstanding at September 30, 1998
          and December 31, 1997, respectively                                         1,000               1,000
        Common stock, $.005 par value, 50,000,000 shares authorized;
          28,073,000 and 23,677,000 shares issued and outstanding at
          September 30, 1998 and December 31, 1997, respectively                    140,000             118,000
        Additional paid-in capital                                               72,337,000          70,541,000
        Accumulated deficit                                                     (58,945,000)        (58,596,000)
        Treasury stock, 330,000 and 782,000 shares at September 30,
          1998 and December 31, 1997, respectively, at cost                      (2,999,000)         (3,339,000)
                                                                            ------------------  ----------------------
                       Total shareholders' equity                                10,535,000           8,726,000
                                                                            ------------------  ----------------------
                       Total liabilities and shareholders' equity           $    18,079,000          20,271,000
                                                                            ==================  ======================

See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                               Three Months Ended                        Nine Months Ended
                                               ---------------------------------------  -----------------------------------------
                                                  September 30,        September 30,       September 30,         September 30,
                                                      1998                1997                 1998                  1997
                                               -------------------  ------------------  -------------------   -------------------
Revenues:
Network services                               $      4,565,000            4,981,000          13,975,000            14,301,000
Online/Internet services                                506,000              825,000           1,680,000             2,381,000
Advertising revenues                                    226,000              313,000             642,000               747,000
Other revenues                                          506,000              720,000           1,607,000             2,211,000
                                               -------------------  ------------------  -------------------   -------------------

      Total revenues                                  5,803,000            6,839,000          17,904,000            19,640,000
                                               -------------------  ------------------  -------------------   -------------------

Operating expenses:
    Direct operating costs                            1,189,000            1,496,000           3,671,000             5,524,000
    Selling, general and
      administrative                                  2,857,000            4,013,000           9,061,000            13,844,000
    Litigation, legal and professional
      fees                                              231,000              268,000             887,000             1,326,000
    Equipment lease expense                             267,000              233,000             774,000               699,000
    Stock-based compensation expense                     --                  284,000             165,000             2,797,000
    Depreciation and amortization                     1,314,000            1,481,000           4,075,000             3,905,000
    Research and development                            254,000                --                474,000               800,000
                                               -------------------  ------------------  -------------------   -------------------

      Total operating expenses                        6,112,000            7,775,000          19,107,000            28,895,000
                                               -------------------  ------------------  -------------------   -------------------

Operating loss                                         (309,000)            (936,000)         (1,203,000)           (9,255,000)
                                               -------------------  ------------------  -------------------   -------------------

Other income (expense):
  Interest income                                       101,000               32,000             228,000               178,000
  Interest expense                                     (114,000)            (230,000)           (259,000)             (632,000)
  Gain on sale of interest in subsidiary                 --                   --               1,643,000                --
                                               -------------------  ------------------  -------------------   -------------------

      Total other income (expense)                      (13,000)            (198,000)          1,612,000              (454,000)
                                               -------------------  ------------------  -------------------   -------------------

Income (loss) before income taxes                      (322,000)          (1,134,000)            409,000            (9,709,000)
                                               -------------------  ------------------  -------------------   -------------------

Provision for income taxes                                 --                   --                  --                    --
                                               -------------------  ------------------  -------------------   -------------------

      Net income (loss)                        $       (322,000)          (1,134,000)            409,000            (9,709,000)
                                               ===================  ==================  ===================   ===================

Accretion of beneficial conversion
  feature on preferred stock                   $           --                   --              (758,000)                 --
                                               -------------------  ------------------  -------------------   -------------------
      Net loss available to
        common shareholders                    $       (322,000)          (1,134,000)           (349,000)           (9,709,000)
                                               ===================  ==================  ===================   ===================

Basic loss per common share                    $          (0.01)               (0.05)              (0.01)               (0.41)
                                               ===================  ==================  ===================   ===================
Diluted loss per common share                  $          (0.01)               (0.05)              (0.01)               (0.41)
                                               ===================  ==================  ===================   ===================

Weighted average shares outstanding - basic          26,857,000           23,623,000          25,516,000            23,411,000
                                               ===================  ==================  ===================   ===================

Weighted average shares outstanding - diluted        26,857,000           23,623,000          31,312,000            23,411,000
                                               ===================  ==================  ===================   ===================



See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                   Three Months Ended                    Nine Months Ended
                                                       ------------------------------------  -----------------------------------
                                                        September 30,       September 30,     September 30,     September 30,
                                                             1998               1997              1998               1997
                                                       -----------------   ----------------  ----------------  -----------------
 Cash flows from (used in) operating activities:
     Net income (loss)                                 $   (322,000)         (1,134,000)          409,000        (9,709,000)
     Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
          Gain on sale of interest in subsidiary                 --                  --        (1,643,000)               --
          Depreciation and amortization                   1,314,000           1,481,000         4,075,000         3,905,000
          Provision for doubtful accounts                        --             275,000           625,000           750,000
          Loss from disposition of broadcast
           equipment                                         60,000                  --           180,000                --
          Non-cash compensation charges                          --             283,000           165,000         2,796,000
          Accreted interest expense                          66,000                  --           198,000                --
          Stock issued in settlement of litigation               --              57,000                --           169,000
          Changes in assets and liabilities:
           Accounts receivable                               24,000          (1,310,000)         (458,000)       (2,322,000)
           Prepaid expenses and other assets               (237,000)            (76,000)         (171,000)        3,255,000
           Accounts payable and accrued expense            (168,000)           (170,000)       (1,030,000)         (468,000)
           Deferred revenue                                (141,000)            538,000          (667,000)          445,000
           Customer deposits                                (23,000)            (44,000)         (112,000)         (244,000)
           Accruals for management severance and
               other long-term liabilities                 (362,000)           (353,000)         (996,000)         (843,000)
                                                       -----------------   ----------------  ----------------  -----------------
                 Net cash provided by (used in)
                      operating activities                  211,000            (453,000)          575,000        (2,266,000)
                                                       -----------------   ----------------  ----------------  -----------------

 Cash flows from (used in) investing activities:
     Capital expenditures                                  (992,000)         (1,257,000)       (2,404,000)       (2,066,000)
     Issuance of note receivable                                 --                  --           (70,000)               --
     Software development costs                                  --            (246,000)          (22,000)         (831,000)
     Proceeds from sale of interest in subsidiary                --                  --         1,862,000                --
                                                       -----------------   ----------------  ----------------  -----------------
                 Net cash used in investing
                      activities                           (992,000)         (1,503,000)         (634,000)       (2,897,000)
                                                       -----------------   ----------------  ----------------  -----------------





See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited), Continued



                                                                Three Months Ended                      Nine Months Ended
                                                       -------------------------------------  --------------------------------------
                                                        September 30,       September 30,      September 30,        September 30,
                                                             1998               1997                1998                1997
                                                       -----------------  ------------------  -----------------  -------------------
 Cash flows from (used in) financing activities:
     Principal payments on debt                        $         --              (260,000)              --             (5,830,000)
     Proceeds from issuance of debt                              --               231,000               --              4,701,000
     Principal payments under capital lease
        obligations                                            (35,000)             --                (58,000)              --
     Proceeds from issuance of common stock,
        less issuance costs                                      --               262,000               --              1,035,000
                                                       -----------------  ------------------  -----------------  -------------------
                  Net cash provided by (used
                     in) financing activities                  (35,000)           233,000             (58,000)            (94,000)
                                                       -----------------  ------------------  -----------------  -------------------

 Net decrease in cash and cash equivalents                    (816,000)        (1,723,000)           (117,000)         (5,257,000)

 Cash and cash equivalents at beginning of period            5,463,000          3,045,000           4,764,000           6,579,000
                                                       -----------------  ------------------  -----------------  -------------------

 Cash and cash equivalents at end of period            $     4,647,000          1,322,000           4,647,000           1,322,000
                                                       =================  ==================  =================  ===================

 Supplemental disclosure of cash flow information:
        Cash paid during the period for:
           Interest                                    $         8,000              --                 13,000               --
                                                       =================  ==================  =================  ===================

           Income taxes                                $         --                 --                  --                  --
                                                       =================  ==================  =================  ===================

 Supplemental disclosure of non-cash investing
   and financing activities:
       Issuance of common stock in settlement of
          legal claim                                  $     1,200,000              --              1,332,000               --
                                                       =================  ==================  =================  ===================
       Issuance of common stock in exchange for
          cancellation of options and warrants         $         --                 --                212,000               --
                                                       =================  ==================  =================  ===================

          Equipment acquired under capital leases      $         --                 --                375,000               --
                                                       =================  ==================  =================  ===================

       Preferred dividend paid in capital stock        $         --                 --                  8,000               --
                                                       =================  ==================  =================  ===================



See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

       1.     Basis of Presentation

         In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and subsidiaries (collectively "the Company") and the results of their operations and their cash flows for the interim periods presented. Management has elected to omit substantially all notes to the Company's consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 1998.

         The consolidated financial statements for the three and nine months ended September 30, 1998 and September 30, 1997 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, as amended, filed for the year ended December 31, 1997.

         Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

       2.      Earnings (Loss) Per Share

         The following table sets forth the computation of earnings (loss) per share for the three and nine months ended September 30, 1998 and 1997. Options, warrants and convertible preferred stock representing approximately 3,901,000, 847,000 and 1,286,000 potentially dilutive common shares have been excluded from the computations of net loss per share for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1997, respectively, as their effect is anti-dilutive.

                                                        Three Months Ended                    Nine Months Ended
                                                -----------------------------------  -------------------------------------
                                                  September 30,      September 30,     September 30,       September 30,
                                                      1998               1997               1998               1997
                                                -----------------  ----------------  ------------------  -----------------
Numerator for earnings (loss) per share -
    Net loss available to common
      shareholders                              $      (322,000)       (1,134,000)           (349,000)        (9,709,000)
                                                =================  ================  ==================  =================

 Denominator:
 Denominator for basic earnings per share -
    Weighted average shares                          26,857,000        23,623,000          25,516,000         23,411,000
 Potential effect of dilutive securities:
    Employee stock options and director fees              --                --                278,000              --
    Warrants                                              --                --                 50,000              --
    Litigation settlements and management
      severance                                           --                --              1,940,000              --
    Convertible preferred stock                           --                --              3,528,000              --
                                                -----------------  ----------------  ------------------  -----------------
 Potentially dilutive common shares                       --                --              5,796,000              --
                                                -----------------  ----------------  ------------------  -----------------
 Denominator for diluted earnings per share -
    Adjusted weighted average shares and
    assumed conversions                              26,857,000        23,623,000          31,312,000         23,411,000
                                                =================  ================  ==================  =================

Basic earnings (loss) per share                 $         (0.01)            (0.05)              (0.01)             (0.41)
                                                =================  ================  ==================  =================

Diluted earnings (loss) per share               $         (0.01)            (0.05)              (0.01)             (0.41)
                                                =================  ================  ==================  =================

       The Company was recently notified that it may be required to issue common stock pursuant to certain anti-dilution provisions of Stock Purchase Agreements in connection with the sale of common stock in April 1995. Based on a preliminary review, the Company may be required to issue 1,000,000 to 2,500,000 shares of common stock. As no final determination has been made, no amount was included in the diluted earnings per share calculations.

       Reflected in net loss available to common shareholders for the nine months ended September 30, 1998 is the accretion of the beneficial conversion feature on the Series B Preferred Stock in the amount of $758,000. The amount of the beneficial conversion feature is measured at the date of issue of the convertible security as the difference between the conversion price and the market value of the common stock into which the security is convertible. This amount is accounted for as a non-cash dividend on the convertible preferred stock with the same amount credited to additional paid-in capital, allocated over the period from issuance to first convertibility. Therefore, there is no impact to total shareholders' equity. The beneficial conversion feature was given effect as of January 1, 1998 as the impact to 1997 was not material to the consolidated financial statements. The beneficial conversion feature was fully accreted as of June 30, 1998. As described in Note 4 to the consolidated financial statements, the Company entered into an exchange agreement with the holders of the Series B Preferred Stock.


       3.      Accounting Pronouncements

       In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 (SFAS), "Disclosure about Segments of an Enterprise and Related Information". This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company plans to adopt SFAS No. 131 in connection with the preparation of the consolidated financial statements for the year ended December 31, 1998, as permitted by the pronouncement. The Company has not yet assessed the impact of the adoption of SFAS. No. 131 on its financial statement disclosures.

       In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this standard is not expected to have a material impact on consolidated results, financial condition or long-term liquidity.


       4.     Subsequent Events

         The following significant events have occurred subsequent to December 31, 1997:

         On April 1, 1998, the Company reached an agreement in principle with Omnigon, a California corporation, to sell up to 90% of the equity of its subsidiary IWN, Inc. (IWN) to Omnigon on or before May 31, 1998. Omnigon paid the Company $100,000 in April 1998 and an additional $100,000 in May 1998 for the option to acquire IWN under specific terms. Subsequently, however, the Company terminated negotiations with Omnigon for the proposed sale of IWN. As agreed, the Company used the non-refundable payments made by Omnigon to pay the operating expenses of IWN prior to the cancellation of the proposed transaction. NTN redirected IWN's business strategy toward the Australian, New Zealand and Asian marketplace, and building upon its existing venture in that market with IWN Australasia Limited (IWN-A). NTN and IWN-A, in which NTN holds a 25% equity interest, have agreed that IWN will provide research and development and technical support for IWN-A operations over the next several months. IWN-A will fund the development and support activities. NTN and IWN-A have also agreed they will work to develop a more comprehensive strategy during the coming months to build the asset base of IWN-A in the Australian, New Zealand and Asian marketplace.

         On June 16, 1998, the Company sold an 82.5% interest in LearnStar, Inc. (LearnStar) to NewStar Learning Systems, L.L.C. (NewStar) for $1,862,000. The transaction resulted in a gain of $1,643,000, which is included in other income for the nine months ended September 30, 1998. Sally A Zoll, President of LearnStar, and Joe King, a partner with former NTN Director Ed Frazier in Frazier/King Media Holding, each hold an equity interest in NewStar. Upon closing of the transaction, Ed Frazier resigned from the Board of Directors of NTN in order to avoid any perception of a conflict of interest between his ongoing business relationship with Mr. King and NTN's continued minority interest in LearnStar.

         In August, 1998, Barry Bergsman was appointed to the Board of Directors. From 1985 to present Mr. Bergsman has been president of Intertel Communications, Inc.

         In September, 1998, the Company issued a total of 1,200,000 shares of common stock, issued at a fixed price of $1.00 per share, pursuant to a settlement of a class-action lawsuit approved by the court in January 1998 which was originally filed against the Company and certain other defendants in April, 1995. An accrual related to this settlement of $1,200,000 was included in accrued expenses as of December 31, 1997.

        In October 1998, the holders of the Company's outstanding Series B Preferred Stock ("Preferred Stock") agreed to exchange their remaining $5,600,000 of Preferred Stock (and accrued dividends) for 7% Convertible Senior Subordinated Notes due February 1, 2001 with a fixed conversion price of $1.275 per common share. The convertible notes are to be issued three days following the effective date of a registration statement which the Company has agreed to file with the SEC covering the underlying shares issuable upon conversion of the convertible notes. As of October 5, 1998, the aggregate principal amount of the convertible notes would have been approximately $5,800,000 and the notes would thus have been convertible into approximately 4,550,000 shares of common stock. Interest on the convertible notes will be paid quarterly, in arrears, with the first interest payments due December 1998. The Company has the option to pay regularly scheduled interest payments in either cash or common stock. If paid in common stock, the Company must provide written notice to the holders 45 days prior to the interest payment date. In consideration of the stock for debt exchange, the Company issued the Preferred Stock holders warrants expiring February 1, 2001 to purchase an aggregate of one million shares of common stock. The warrants have an initial exercise price of $1.25 per common share, which will be subject to reduction in the event that the common stock trades at levels above the exercise price. The convertible notes are subordinate in right of payment to the prior payment of all senior debt as defined in the exchange agreement. Pursuant to the terms of the exchange agreement, senior debt is not to exceed $10,000,000 at any time. The Company is restricted under the terms of the convertible notes from incurring any indebtedness (except senior debt and subordinated debt as defined in the exchange agreement) in excess of $2,000,000 at any time.

         The Company will be in default under the convertible notes if it fails to pay any principal or interest on the convertible notes when due, and in certain other events, including the event of a material adverse change in the condition of the Company, financial or otherwise, or operations of the Company as determined by the holders of the convertible notes in their discretion. If the Company defaults under the convertible notes, in the discretion of the holders the entire principal balance and accrued and unpaid interest will immediately be due and payable in full.

         In October 1998, the Board of Directors of the Company appointed Stanley B. Kinsey as Chairman and Chief Executive Officer effective October 8, 1998. Gerald Sokol, Jr., formerly Chief Executive Officer, remains as the Company's President and Chief Financial Officer pursuant to his Employment Agreement which expires on June 30, 2000. The Company and Mr. Sokol are currently seeking to reach an agreement concerning the terms and conditions of Mr. Sokol's ongoing employment. However, Mr. Sokol has advised the Company that it is his position that, if a new agreement cannot be reached, he will be entitled to the entire remaining balance due him under his Employment Agreement (including bonuses and employee benefits).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

       NTN Communications, Inc. develops, produces and distributes individual and multi-player interactive programs to a variety of media platforms. The Company broadcasts to a variety of delivery platforms 24 hours a day, providing entertainment and informational programming, including multi-player sports and trivia games. The NTN Network distributes programming to more than 15 million viewer/participants per month throughout North America through hospitality locations, such as hotels, bars and restaurants.


Results of Operations

Three months ended September 30, 1998 and September 30, 1997

         Total revenues decreased 15% to $5,803,000 for the three months ended September 30, 1998 from $6,839,000 for the three months ended September 30, 1997. This occurred primarily due to declines in network services, Online/Internet services and other revenues.

         Network services revenues decreased 8% to $4,565,000 for the three months ended September 30, 1998 from $4,981,000 for the three months ended September 30, 1997. This occurred primarily due to a reduction in average site count and average billing rates.

         Revenue from Online/Internet services decreased 39% to $506,000 for the three months ended September 30, 1998 from $825,000 for the three months ended September 30, 1997. The decrease was primarily a result of the Company entering into a new contract with its Internet partner, America Online. During 1997 America Online paid the Company a one-time fee to renegotiate its then existing contract. Excluding the termination fee revenue recorded in the three months ended September 30, 1997 of $463,000, revenue from Online/Internet services increased 40%. This increase resulted from an increase in revenues recognized for production services.

         Other revenues decreased 30% to $506,000 for the three months ended September 30, 1998 from $720,000 for the three months ended September 30, 1997. The third quarter of 1997 included approximately $300,000 in sales generated by LearnStar. As a result of the sale of an 82.5% interest in LearnStar in June 1998, no such revenue was recorded for the three months ended September 30, 1998. Other revenues for the current period consist primarily of revenue resulting from the Company's license agreement with its Canadian affiliate, and other non-recurring revenue items. Excluding the revenue generated by LearnStar in 1997, other revenue increased 20% due to an increase in revenue generated from the Canadian licensee.

         Direct operating costs decreased 21% to $1,189,000 for the three months ended September 30, 1998 from $1,496,000 for the three months ended September 30, 1997. This decrease related to a reduction in site visit fees, commissions and other field expenses due to (i) the Company's decreased reliance on independent representatives in favor of employed field and marketing personnel and (ii) a revision, effective January 1, 1998, in the Company's commission and bonus structure for all field personnel. Additionally, the direct operating costs for the three months ended September 30, 1997 included approximately $70,000 of costs incurred by the Company's LearnStar operation.

         Selling, general and administrative expenses decreased 29% to $2,857,000 for the three months ended September 30, 1998 from $4,013,000 for the three months ended September 30, 1997. This decrease was primarily attributable to management's implementation of an organizational and strategic restructuring aimed at reducing overhead costs. The restructuring involved a workforce reduction and restructuring of management personnel and responsibilities. This restructuring has resulted in overall cost reductions including payroll and related costs, promotional and marketing material expenses. This decrease was partially offset by an increase in employee-related costs associated with the shift from independent representatives to employed field and marketing staff.

         There were no stock-based compensation expenses for the three months ended September 30, 1998, compared to $284,000 for the three months ended September 30, 1997. The 1997 charges resulted from the issuance of warrants and options to nonemployees.

         Research and development expenses were $254,000 for the three months ended September 30, 1998. There were no research and development expenses incurred for the same period of 1997. The current period expenses result from the Company's research and development efforts related to the upgrade of the NTN Network.

         Interest expense decreased 50% to $114,000 for the three months ended September 30, 1998 from $230,000 for the three months ended September 30, 1997. The decrease was primarily due to interest expense recorded in 1997 related to a note payable to GTECH Corporation which was paid in full in November 1997.

Nine months ended September 30, 1998 and September 30, 1997

       Operations for the nine months ended September 30, 1998 resulted in net income of $409,000 compared to a net loss of $9,709,000 for the nine months ended September 30, 1997. The 1997 results included significant charges which related only to 1997, including a $6,074,000 charge for management reorganization and a $650,000 charge related to defective broadcast equipment. The 1998 results include a gain of $1,643,000 related to the sale of an 82.5% interest in LearnStar in June 1998.

       Total revenues decreased 9% to $17,904,000 for the nine months ended September 30, 1998 from $19,640,000 for the nine months ended September 30, 1997. This occurred primarily due to a reduction in network services, Online/Internet services and other revenues.

         Network services revenues decreased 2% to $13,975,000 for the nine months ended September 30, 1998 from $14,301,000 for the nine months ended September 30, 1997. This occurred primarily due to a reduction in average site count and average billing rates.

         Revenue from Online/Internet services decreased 29% to $1,680,000 for the nine months ended September 30, 1998 from $2,381,000 for the nine months ended September 30, 1997. The decrease was primarily a result of the Company entering into a new contract with its Internet partner, America Online (AOL). During the nine months ended September 30, 1997, America Online paid the Company a fee to renegotiate its then existing contract. Excluding the termination fee revenue recorded in the nine months ended September 30, 1997 of $463,000, revenue from Online/Internet services decreased 12%. The new agreement, dated as of December 1, 1997, provides for a flat monthly fee rather than fees based on AOL member usage of the Company's content which resulted in slightly lower revenue in the nine months ended September 30, 1998 compared to the same period in 1997. This decrease was partially offset by an increase in revenue recognized for production services.

         Other revenues, which currently consist primarily of revenue resulting from the Company's license agreement with its Canadian affiliate, and other non-recurring revenue items, decreased 27% to $1,607,000 for the nine months ended September 30, 1998 from $2,211,000 for the nine months ended September 30, 1997. Other revenues for the nine months ended September 30, 1997 included approximately $411,000 in sales generated by LearnStar. As a result of the sale of an 82.5% interest in LearnStar in June 1998, only six months of such revenue totaling $280,000 is recorded for the nine months ended September 30, 1998. Additionally, other revenue for the nine months ended September 30, 1997 included non-recurring items such as revenues related to the liquidation of whole-life insurance policies for certain former officers.

         Direct operating costs decreased 34% to $3,671,000 for the nine months ended September 30, 1998 from $5,524,000 for the nine months ended September 30, 1997. This decrease related to a reduction in site visit fees, commissions and other field expenses due to (i) the Company's decreased reliance on independent representatives in favor of employed field and marketing personnel and (ii) a revision, effective January 1, 1998, in the Company's commission and bonus structure for all field personnel. Additionally, the direct costs for the nine months ended September 30, 1997 included approximately $260,000 of costs incurred by the Company's LearnStar operation. Additionally, a $650,000 charge was recorded in 1997 for the replacement and repair of defective equipment. No such charge was recorded in 1998.

         Selling, general and administrative expenses decreased 35% to $9,061,000 for the nine months ended September 30, 1998 from $13,844,000 for the nine months ended September 30, 1997. Excluding the charges of $3,277,000 related to a management reorganization in the nine months ended September 30, 1997, selling, general and administrative expenses decreased 14% in the nine months ended September 30, 1998 as compared to the same period of 1997. The decrease was primarily attributable to management's implementation of an organizational and strategic restructuring aimed at reducing overhead costs. The restructuring involved a workforce reduction, including five senior officers, the buy-out of many high-rate lease commitments, and restructuring of management personnel and responsibilities. This restructuring has resulted in overall cost reductions including payroll and related costs, travel, promotional and marketing material expenses. This decrease was partially offset by an increase in employee-related costs associated with the shift from independent representatives to employed field and marketing staff.

         Litigation, legal and professional fees decreased 33% to $887,000 for the nine months ended September 30, 1998 from $1,326,000 for the nine months ended September 30, 1997. During the nine months ended September 30, 1997, an accrual was recorded for pending litigation totaling $400,000. Subsequently, the litigation was settled and the fees were paid. No such accrual was required for the nine months ended September 30, 1998.

         Stock-based compensation decreased 94% to $165,000 for the nine months ended September 30, 1998 from $2,797,000 for the nine months ended September 30, 1997. The 1997 charge related to the reorganization of the Company's executive management personnel.

         Research and development expenses decreased 41% to $474,000 for the nine months ended September 30, 1998 from $800,000 for the nine months ended September 30, 1997. The decrease was due to certain research and development endeavors which began in early 1997 that were completed by the end of the second quarter of 1997. These efforts included initial design and implementation of the Company website, redesign of the America Online site and content and other production for third parties. For the nine-month period ended September 30, 1998, the Company's research and development efforts related to the upgrade of the NTN network.

         Interest expense decreased 59% to $259,000 for the nine months ended September 30, 1998 from $632,000 for the nine months ended September 30, 1997. The decrease was primarily due to interest expense recorded in 1997 in connection with the Symphony put option which was paid in full in June 1997 and the note payable to GTECH Corporation which was paid in full in November 1997.

         In June 1998, the Company sold an 82.5% interest in LearnStar for $1,862,000. The transaction resulted in a gain of $1,643,000, which is included in other income for the nine months ended September 30, 1998.

Liquidity and Capital Resources

       At September 30, 1998, the Company had cash and cash equivalents of $4,647,000 and working capital (current assets in excess of current liabilities) of $3,089,000, compared to cash and cash equivalents of $4,764,000 and working capital of $17,000 at December 31, 1997. Net cash provided by operations was $575,000 for the nine months ended September 30, 1998 and net cash used in operations was $2,266,000 for the nine months ended September 30, 1997. Included in net cash provided by operations for the nine months ended September 30, 1998 were severance payments made by the Company in compliance with management reorganization agreements with former officers totaling $760,000. Net cash used in investing activities was $634,000 for the nine months ended September 30, 1998 and $2,897,000 for the nine months ended September 30, 1997. Included in net cash used in investing activities for the nine months ended September 30, 1998 were $2,404,000 in capital expenditures and $1,862,000 in proceeds from the sale of an 82.5% interest in the Company's subsidiary, LearnStar, Inc. Net cash used in financing activities was $58,000 and $94,000 for the nine months ended September 30, 1998 and 1997, respectively.

         The Company is in the process of implementing its plan to upgrade its network, including improvements to its Playmakers(R) and related technology, as well as migrating to a Windows-based platform. The Company believes that its cash on hand and anticipated cash flows from its operations will be sufficient to meet the Company's operating needs through 1998. It is very likely, the Company will require additional financing to support its planned upgrade and expansion of the NTN Network domestically and internationally. Capital financing possibilities may include (i) licensing and related royalties of the Company's technology and products; (ii) borrowing arrangements under fixed and revolving credit agreements; or (iii) sale of additional equity securities. There can be no assurance that the Company will be able to secure such financing. When the timing of the plan to upgrade and replace Playmakers(R) and broadcast equipment with new technology becomes definitive, the Company expects to evaluate the estimated remaining useful lives of existing equipment and technology and anticipates that depreciation will be accelerated and/or impairment losses recognized. Impairment losses, if any, will be recognized in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

         In October 1998, the holders of the Company's outstanding Series B Preferred Stock agreed to exchange their remaining $5,600,000 of Preferred Stock (and accrued dividends) for 7% senior convertible subordinated notes due February 1, 2001 with a fixed conversion price of $1.275 per common share. In consideration of the debt for stock exchange, the Company issued the Preferred Stock holders warrants expiring February 1, 2001 to purchase an aggregate of one million shares of common stock. The warrants have an initial exercise price of $1.25 per common share which will be subject to reduction in the event that the common stock trades at levels significantly above the exercise price. As a result of this exchange, the Company expects to incur additional interest expense related to both the convertible notes and the warrants beginning in the fourth quarter of 1998.

         The Playmaker(R) systems currently utilize MS-DOS software. The Company currently does not have sufficient licenses to use MS-DOS for substantially all of its Playmaker systems, and has received a letter from counsel representing Business Software Alliance and from counsel for Microsoft Corporation requesting certain information regarding our use of MS-DOS. It is possible that Microsoft will require remuneration for past unlicensed use of MS-DOS as a condition to granting any such future licenses. The Company's management is uncertain what effect this may have on the financial condition or results of operations.

         The Company, with the assistance of independent outside consultants, has been assessing its "Year 2000" computer readiness and exposure to Year 2000 issue which relates to the inability of computer software programs to recognize the arrival of the year 2000 because of a common software design feature that describes the current year by only its last two digits. In connection with such assessment, the Company initiated a review of the information technology systems utilized in the Company's business and operations. Based on this review, the Company has preliminarily determined that a substantial portion of the Company's internal computer systems are not Year 2000 compliant. The Company has inventoried its key information technology systems and is in the process of assessing these key systems for compliance. The assessment phase is expected to be completed by the end of 1998. These key systems include the NTN Network, including its computer hardware in over 2,800 locations, the Company's internal operating systems, system applications, database systems, business systems, development tools and desktop software. This includes but is not limited to MS NT 4.0 (service pack 3), MS NT 4.0 (enterprise server), Novell NetWare 3.11, Windows 95, Cheyenne ARCServe, Norton AntiVirus, MacAfee 6.10, MS Exchange 5.0, FAXServe, MS IIS, MS SQL 6.5 (service pack 3), MS SQL 6.5 (enterprise server), Dbase IV, Access 97, Access 2.0, Platinum 3.3b, Platinum report writer, Platinum FRx 4.70, Clientele 2.1.2099, Visual Studio 6.0, Visual Basic 4.0 and Cold Fusion 2.0.

         Information systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant, the most significant of which will be the planned upgrade of the NTN Network. The cost for this upgrade and other remediations could exceed $4,000,000. A majority of the total estimated spending represents equipment expenditures to upgrade the NTN Network which would have been incurred absent Year 2000 compliance issues. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its vendors, or other third parties. The Company has also initiated a review of Year 2000 compliance by its principal vendors.

         The Company's most likely worst-case scenario in the event the planned upgrade of the NTN Network and other remediations are not completed is that the Company would be unable to broadcast its programs to its network services customers. Network services revenue represents 78% of total revenues for the nine months ended September 30, 1998. The Company has not yet established a contingency plan in the event that this occurs.

         As a result, a failure of the Company's internal systems or systems of third parties to be Year 2000 compliant would have a material adverse effect on the Company's business, financial condition or operating results.


Forward Looking Statements

         This Quarterly Report contains forward looking statements, including statements relating to future growth, which are subject to risks and uncertainties including the success of the Company's planned upgrade of its broadcast platform, changing economic conditions, product demand and market acceptance risks, the impact of competitive products and pricing, the effect of the Company's accounting policy and other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Report on Form 10-K for the fiscal year ended December 31, 1997, its quarterly reports on Form 10-Q and reports on Form 8-K.

PART II  OTHER INFORMATION

       Item 1.       LEGAL PROCEEDINGS.

       In September 1998, the Company issued a total of 1,200,000 shares of common stock pursuant to a court-approved settlement of a class-action lawsuit, which was originally filed against the Company and certain other defendants in April 1995. Included in the 1,200,000 shares were 483,333 shares issued to counsel for the plaintiffs in the class action. All of these shares of common stock were valued for this purpose at $1.00 per share.

       Item 2.       CHANGE IN SECURITIES.

       In October 1997, the Company issued and sold to Investors an aggregate of 70,000 shares of the Company's Series B Preferred Stock for $7,000,000. As of October 5, 1998, 14,000 shares of the Series B Preferred Stock (plus accrued dividends) had previously been converted into 2,430,000 shares of common stock, leaving 56,000 shares of Series B Preferred Stock outstanding. As of October 5, 1998, the Company and Investors entered into an Exchange Agreement by which the Investors agreed to surrender for cancellation all of its shares of Series B Preferred Stock in exchange for the Company's grant to the Investors of warrants and convertible notes as described in note 3 of the notes to the financial statements included in Part I of this Report, which is incorporated herein by reference.

       Item 6.       EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits


       4.1 Specimen common stock certificate (previously filed as an exhibit to the Company's Registration Statement on Form 8-A, File No. 0-19383, and incorporated herein by reference).

       4.2 Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (previously filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on November 7, 1997 and incorporated herein by reference).

       4.3 Exchange Agreement dated as of October 5, 1998, by and among the Company, Stark International and Shepherd Investments International, Ltd.

       4.4 Registration Rights Agreement dated as of October 5, 1998, by and among the Company, Stark International and Shepherd Investments International, Ltd. (filed as Exhibit A to the Exchange Agreement filed herewith).

       4.5 Warrant No. 10/05/98-1 issued to Stark International (filed as Exhibit B to the Exchange Agreement filed herewith).

       4.6 Warrant No. 10/05/98-2 issued to Shepherd Investments International, Ltd. (filed as Exhibit B to the Exchange Agreement filed herewith).

       4.7 Form of 7% Convertible Senior Subordinated Note of the Company (filed as Exhibit C to the Exchange Agreement filed herewith).

      10.1 Employment Agreement dated July 1, 1998 by and between NTN Communications, Inc. and Gerald Sokol, Jr.

      27.     Financial Data Schedule.


       (b)    Reports on Form 8-K

              None

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     NTN COMMUNICATIONS, INC.



Date:  November 16, 1998             By:  /s/GERALD SOKOL, JR.
                                          --------------------------------------
                                          Gerald Sokol, Jr.,
                                          President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.                      Description
-------                    -----------

  4.3                Exchange Agreement

  4.4 Registration Rights Agreement dated as of October 5, 1998, by and among the Company, Stark International and Shepherd Investments International, Ltd. (filed as Exhibit A to the Exchange Agreement filed herewith).

  4.5 Warrant No. 10/05/98-1 issued to Stark International (filed as Exhibit B to the Exchange Agreement filed herewith).

  4.6 Warrant No. 10/05/98-2 issued to Shepherd Investments International, Ltd. (filed as Exhibit B to the Exchange Agreement filed herewith).

  4.7 Form of 7% Convertible Senior Subordinated Note of the Company (filed as Exhibit C to the Exchange Agreement filed herewith).

 10.1                Employment Agreement dated July 1, 1998

 27                  Financial Data Schedule