Form 10-K
period 1998-12-31
NTN COMMUNICATIONS INC
filed 1999-04-01
CIK 748592

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K
                                   ---------
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
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

             TITLE OF EACH CLASS
          COMMON STOCK, $.005 PAR VALUE        NAME OF EACH EXCHANGE ON
             REDEEMABLE COMMON STOCK              WHICH REGISTERED
               PURCHASE WARRANTS               AMERICAN STOCK EXCHANGE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


                                 YES [X] NO [ ]
                                 --------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Common Stock held by non-affiliates of Registrant as of March 26, 1999, computed by reference to the closing sale price of the Common Stock on the American Stock Exchange, was approximately $18,308,497. (All directors and executive officers of Registrant are considered affiliates for this purpose.)

As of March 26, 1999, Registrant had 28,086,306 shares of Common Stock, $.005 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

                               TABLE OF CONTENTS

Item                                                                                   Page
                                     Part I
 1.     Business                                                                         4

 2.     Properties                                                                      15

 3.     Legal Proceedings                                                               15

 4.     Submission of Matters to a Vote of Security Holders                             17

                                    Part II

 5.     Market for Registrant's Common Equity and Related Stockholder Matters           17

 6.     Selected Financial Data                                                         18

 7.     Management's Discussion and Analysis of Financial Condition and Results of
        Operations                                                                      19

 7A.    Quantitative and Qualitative Disclosures About Market Risk                      25

 8.     Consolidated Financial Statements and Supplementary Data                        25

 9.     Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure                                                                      26

                                    Part III

10.     Directors and Executive Officers of the Registrant                              26

11.     Executive Compensation                                                          27

12.     Security Ownership of Certain Beneficial Owners and Management                  30

13.     Certain Relationships and Related Transactions                                  31

                                    Part IV

14.     Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K    32


        Index to Consolidated Financial Statements and Schedule                         F-1

         This Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements that include the words "believes," "expects," "anticipates," "plans" or similar expressions and statements relating to the Company's strategic plans, capital expenditures, industry trends and prospects and the Company's financial position. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectation reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectation will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations are set forth in this Report.

                                     PART I

         ITEM 1. BUSINESS


GENERAL

         NTN Communications, Inc. ("NTN" or the "Company") was originally incorporated in the State of Delaware on April 13, 1984 under the name of Alroy Industries.

         In 1994, the Company formed LearnStar, Inc. ("LearnStar"), which operated through June 1998 as a wholly-owned subsidiary of NTN. In June 1998, the Company sold an 82.5% interest in LearnStar to NewStar Learning Systems, L.L.C. ("NewStar").

         In 1994, the Company also formed IWN, Inc. ("IWN"), which serves as the general partner of IWN L.P., a limited partnership engaged in the development of interactive technology for gaming applications. IWN has no business or operations apart from its service as the general partner of IWN L.P. On April 1, 1998, the Company reached an agreement in principal with Omnigon, a California corporation, to sell up to 90% of the equity of IWN to Omnigon on or before May 31, 1998. Omnigon paid the Company $100,000 in April 1998 and an additional $100,000 in May 1998 for the option to acquire IWN under specific terms. Subsequently, however, the Company terminated negotiations with Omnigon for the proposed sale of IWN. As agreed, the Company used the non-refundable payments made by Omnigon to pay the operating expenses of IWN prior to the cancellation of the proposed transaction. NTN redirected IWN's business strategy toward the Australian, New Zealand and Asian marketplace, and building upon its existing venture in that market with IWN Australasia Limited (IWN-A). NTN and IWN-A, in which NTN holds a 25% equity interest, have agreed that IWN will provide research and development and technical support for IWN-A operations over the next several months. IWN-A will fund the development and support activities.

         Unless otherwise indicated, references herein to "NTN" or the "Company" include NTN and its consolidated subsidiaries.

RECENT DEVELOPMENTS

         Recent Management Personnel Changes

         In October 1998, the Board of Directors of the Company appointed Stanley B. Kinsey as Chairman and Chief Executive Officer. Mr. Kinsey has been a director of the Company since November 1997. Gerald Sokol, Jr., formerly the Chief Executive Officer, remained as the Company's President and Chief Financial Officer until January 1999.

         In June 1998, Edward C. Frazier, who served as a director of the Company since August 1996, resigned his position as a director of the Company. In August 1998, Barry Bergsman was appointed to the Board of Directors.

         There can be no assurance that the new management of the Company, under the supervision of the Board of Directors, will be able to operate the Company more successfully than prior management or that additional management changes will not be made in the future.

         Resignation Agreements

         In January 1999, Gerald Sokol, Jr., the Company's President and Chief Financial Officer, resigned as an executive officer and director of the Company. The Company entered into a Resignation and General Release Agreement ("Resignation Agreement") with Mr. Sokol pursuant to which Mr. Sokol's Employment Agreement, dated July 1, 1998, was terminated.

         Pursuant to the Resignation Agreement, the Company paid $205,850 to Mr. Sokol in settlement of his prior Employment Agreement and in consideration of his agreement not to compete with the Company for a period of one year. In further consideration, the Company paid Mr. Sokol an earned 1998 bonus of $128,500.

         In consideration of the cancellation of Mr. Sokol's February 2, 1998 Option Agreement which granted him the option, vesting over a period of four years, to purchase an aggregate of 500,000 shares of common stock at an exercise price of $1.00, the Company granted Mr. Sokol the fully vested right and option to purchase 125,000 shares of common stock at an exercise price of $1.00 per share, exercisable at any time prior to 12 months after the January 19, 1999 termination of Mr. Sokol's employment with the Company.

         Recent Series B Preferred Stock Exchange Agreement

         In October 1997, NTN sold and issued an aggregate of 35,000 shares of Series B Preferred Stock each to two institutional purchasers (the "Investors") for a total of $7,000,000. The sale of the Series B Preferred Stock was effected pursuant to Regulation D under the Securities Act of 1993. The Company paid $210,000 for financial advisory services in connection with the sale of the Series B Preferred Stock.

         As of October 5, 1998, 14,000 shares of the Series B Preferred Stock (plus accrued dividends) had been converted into 2,430,000 shares of common stock of the Company, leaving 56,000 shares of the Series B Preferred Stock outstanding. On October 5, 1998, NTN entered into an Exchange Agreement with the Investors pursuant to which they agreed to surrender for cancellation all their shares of Series B Preferred Stock in exchange for warrants and convertible notes as described below. Pending their surrender and cancellation, the dividend rate on the Series B Preferred Stock was increased from 4% to 7% and the conversion price of the Series B Preferred Stock was fixed at $1.275 per share consistent with the interest rate and conversion price under the convertible notes described below.

         The Company also agreed to issue each of the Investors a 7% Convertible Senior Subordinated Note of the Company in a principal amount equal to the stated value of their Series B Preferred Stock, plus accrued and unpaid dividends through the date of issuance of the convertible notes.

         The convertible notes were issued January 11, 1999 and bear interest at the annual rate of 7% per annum. Interest is due and payable in quarterly installments, in arrears, and the entire principal amount will be due and payable on February 1, 2001. Interest on the convertible notes may be paid in cash or, at NTN's election, in shares of its common stock valued for this purpose at 90% of the average closing bid price of the common stock during the 10 trading days preceding the interest payment date.

         At any time after a period of 20 consecutive trading days during which the daily "Market Price" (as defined) of the common stock equals or exceeds $1.75 (subject to adjustment), the Company may elect upon 45 days prior written notice to prepay all or any portion of the convertible notes at a price of 105% of the outstanding principal amount, plus accrued and unpaid interest. The convertible notes will continue to be convertible, however, at any time prior to prepayment in full. The convertible notes must be prepaid in connection with a merger or consolidation of the Company or other "Major Transaction" (as defined) if the consideration per share of common stock in the Major Transaction is at least $1.50. In such event, the prepayment price will be 105% of the outstanding principal amount of the convertible notes, plus accrued and unpaid interest.

         The holders of the convertible notes may convert them at any time, in whole or in part, at their option. The number of shares of common stock issuable upon conversion of each convertible note will be determined by dividing the outstanding principal amount to be converted, plus any accrued and unpaid interest, by the conversion price then in effect. The conversion price will be $1.275 per share, subject to adjustment if certain events, including stock dividends or subdivisions or reclassifications of the common stock or any sale or issuance of common stock (or of rights or options to subscribe for or purchase common stock) for no consideration or for a consideration per share less than the "Average Market Price" (as defined) of the common stock. The actual number of shares of common stock issuable upon any conversion of the convertible notes will depend on the conversion price in effect on the relevant conversion date.

         The convertible notes are subordinate in right of payment to the prior payment of all "Senior Debt" (as defined). The Company is restricted under the terms of the convertible notes from incurring any Senior Debt in excess of $10,000,000 or any other indebtedness (except Senior Debt and "Subordinated Debt" (as defined)) in excess of $2,000,000 at any time.

         The Company will be in default under the convertible notes if it fails to pay any principal or interest on the convertible notes when due, and in certain other events, including in the event of a material adverse change in the condition, financial or otherwise, or operations of the Company as determined by the holders of the convertible notes in their discretion. If the Company defaults under the convertible notes, in the discretion of the holders of the convertible notes, the entire outstanding principal amount of the convertible notes and all accrued and unpaid interest will become immediately due and payable in full.

         On October 5, 1998, in consideration for their entering into the Exchange Agreement, NTN issued to each of the Investors a warrant to purchase 500,000 shares of common stock at an initial purchase price of $1.25 per share. The purchase price of shares of common stock under the warrants will be subject to reduction based on the future "Market Price" (as defined) of the common stock as follows: the purchase price will be (i) $0.75, if the daily Market Price on each day during any 10 consecutive trading days shall be equal to or greater than $1.75 but less than $2.00; (ii) $0.625, if the daily Market Price on each day during any 10 consecutive trading days shall be equal to or greater than $2.00 but less than $2.25; (iii) $0.50, if the daily Market Price on each day during any 10 consecutive trading days shall be equal to or greater than $2.25 but less than $2.50; (iv) $0.375, if the daily Market Price on each day during any 10 consecutive trading days shall be equal to or greater than $2.50 but less than $3.00; (v) $0.25, if the daily Market Price on each day during any 10 consecutive trading days shall be equal to or greater than $3.00 but less than $4.00; and (vi) $0.005, if the daily Market Price on each day during any 10 consecutive trading days shall be equal to or greater than $4.00. No adjustments to the purchase price will be made to increase the purchase price in effect at any time. The warrants are exercisable at any time on or before February 1, 2001. In the event, however, that a "Major Transaction" (as defined in the convertible notes as described above) occurs, NTN may elect upon 30 days prior written notice to the warrant holders to accelerate the expiration date of the warrants so long as the consideration per share of common stock which would be received by the warrant holders in the Major Transaction exceeds the then-applicable purchase price per share under the warrants.

         The warrants contain certain antidilution provisions that require adjustments in the purchase price and the number of shares of common stock purchasable in the event of a stock dividend, subdivision or combination of the outstanding shares of common stock or in the event of a recapitalization of the Company and certain similar events. In addition, the exercise price and number of shares purchasable under the warrants are to be adjusted in the event the Company issues additional shares of common stock (or rights or options to subscribe for or purchase common stock) for no consideration, or for a consideration per share of common stock less than the "Current Market Price" (as defined) of the common stock under any employee stock option plan or other employee plan approved by the Company's Board of Directors, provided that the exercise or purchase price is not less than 85% of the fair market value on the date of grant. The warrants allow for cashless exercises by means of the Company's withholding of shares of common stock otherwise issuable to the holder, which shares are to be valued for this purpose based on the market price of the common stock at the time.

         A registration statement on Form S-3 covering the shares of common stock issuable upon conversion of the 7% convertible senior subordinated notes and exercise of the warrants, was declared effective by the Securities and Exchange Commission on January 8, 1999.

         Recent Announcement of New Network

         In February 1999, the Company introduced a second Network to be broadcast for a fee to the Hospitality industry (the "New Network"). Deployment of the New Network to subscriber locations is scheduled to begin in April 1999. Beta testing has been in process since late 1998. This New Network will have all the capabilities of the original NTN Network plus a more television-like quality in advertisements and games. As part of the rollout of the New Network, the "Playmaker"(TM) wireless input device has been enhanced in several ways:
(a) updated radio frequency technology mitigates the interference problems common to the prior series; (b) a larger 8-line LCD display to allow for several possible future features, including user "chat" from one unit to another within the host premises and the display of information such as sports scores and stock quotes; (c) a redesigned keypad conforms to the industry standard QWERTY keyboard layout as well as utilizing a "play zone" to provide a dedicated input area for the games (the participants also will use the keyboard for entering personal information and to utilize the system's chat services)
(d) a longer battery life. Further, the Company has developed enhancements to its interactive software, including a migration to a Windows(R)-based platform, to allow full-motion video presentation. In all, the New Network will allow the presentation of enhanced graphics and a broader array of game concepts, and will allow advertisers to use video images to sell their products, which is not possible on the original Network.

PRINCIPAL SERVICES AND PRODUCTS

         Since the Company substantially curtailed funding the operations of its non-core subsidiary, IWN, the discussions throughout this report are limited to the Company's core operations. Historical financial information related to IWN and LearnStar is included as necessary to provide an understanding of the Company's operations.

         NTN develops and produces individual and multi-player interactive programs for distribution to a variety of media platforms. These interactive sports and trivia programs permit multiple viewers to simultaneously respond to and participate with the programming content. NTN has a license arrangement with the National Football League (NFL) which expires March 31, 2000, as well as nonexclusive arrangements or agreements with the National Hockey League in Canada and others, to provide the Company's QB1(R) football game and other interactive play-along programming in conjunction with live televised broadcasts. NTN broadcasts a wide variety of popular games, trivia and informational programming to group viewing locations such as hotels, sports bars and restaurants through the NTN Network(TM). In addition, NTN brings multi-player interactive games into consumer households through America Online, the Internet and interactive television services. Since we distribute our programs via satellite, cable, telephone and wireless transmission technologies, we are not dependent on any particular hardware or technical platform.

         NTN currently provides products and services to two principal markets, each of which is directly related to multi-player interactive entertainment:

o Network Services is the interactive television network (the NTN Network(TM)) featuring sports and trivia games which are broadcast to restaurants and other group viewing environments.

o Online/Internet Services are live interactive sports and trivia games, including those currently broadcast over the NTN Network(TM), provided via America Online, the Internet and other third-party providers for the home consumer market.

         The following is a brief description of each of the Company's markets:

         Network Services - Network Services represents the majority of the Company's business, providing an interactive television broadcast network featuring sports, trivia and informational programming to over 2,900 hospitality sites in the U.S. as of December 31, 1998. These sites include restaurant chains (e.g., TGI Friday's, Damon's, Pizzeria Uno's), local and regional bowling alleys, pizzerias, sports complexes, taverns and military bases. Through various platforms including satellite, cable and wireless transmission sources, Network Services can link its subscribers to encourage local, regional and national competitions around its programming.

         Online/Internet Services - The Company provides to the home consumer market many of the same services as is available on the NTN Network, via arrangements with online, cable delivery and internet services.

         Online/Internet Services is not dependent on any particular technology or method of transmission to deliver its programming. In addition to the same sports and trivia games which are currently broadcast over the NTN Network, Online/Internet Services includes other multi-player interactive games expressly designed for the home environment. Currently, revenues are derived from 1) subscription fees, in which third party companies pay monthly fees for NTN programming, 2) revenue sharing, in which third party companies pay NTN a portion of pay-per-play revenue that is generated and 3) information services in which NTN provides value-added services to third parties. Customers include AOL, GTE MainStreet and the NFL.

MARKETING AND DISTRIBUTION OF SERVICES AND PRODUCTS

         Network Services. Network Services are provided via the NTN Network, which currently serves over 2,900 locations ("Locations") throughout all 50 States.

         The NTN Network presently features from 14 to 17 hours, depending on the time zone, of interactive sports and entertainment trivia game programming on weekdays, with extended programming hours on weekends. The balance of broadcast time is devoted to a non-audible graphics-based service transmitting information, including sports scores and upcoming program promotions.

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

         Each Location is furnished with NTN proprietary equipment (a "Location System") including a personal computer, a satellite data receiving unit (usually a small satellite dish), and a minimum of five hand-held, portable keypads ("Playmakers(R)") which players use to make their selections. During live interactive programs, players participate in the play-along programs using two television screens. One screen features the live broadcast from the television network (e.g., ABC's Monday Night Football), while the second screen displays the NTN Network program. Participants play the game by entering their selection on Playmakers(R), which transmit a radio signal to the on-site computer. At the conclusion of the broadcast, scores are calculated and top scores are sent via phone lines to the NTN broadcast center (the "Broadcast Center") in Carlsbad, California. Within seconds, rankings for each Location are tabulated and displayed and rankings and scores for the top Locations are transmitted back to all Locations via the NTN Network for display. This allows players to compete not only with other patrons at their Location, but against all players across the nation who are participating interactively on the NTN Network. The following diagram depicts the transmissions for a typical real-time, interactive game via satellite. Customers generally have executed a one-year contract to obtain the Company's services and pay a monthly fee generally ranging from $400 to $800.

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

         Interactive Game Programs. Network Services offers a variety of sports and entertainment trivia games that challenge players' skill and knowledge and create significant customer loyalty. An example of interactive sports programming is QB1(R), the Company's first and most popular game program. QB1(R) is an interactive football strategy game developed and broadcast under an exclusive license from the NFL, which tests a player's ability to predict an offensive team's plays during a live televised football game. Points are awarded based on the accuracy of the player's prediction, rather than whether the team scores or advances the ball. The Company broadcasts QB1(R) in conjunction with every NFL game and selected Canadian Football League and college football games. The NTN Network presently features the following interactive sports games programs:

         NTN Play-Along Games - Interactive games played in conjunction with live, televised events. Games include the following:

Game                                  Description
----                                  -----------
QB1(R)                                NFL licensed interactive strategy game in
                                      conjunction with live telecasts of
                                      college and professional football games
DiamondBall                           Interactive strategy game played in
                                      conjunction with live televised Major
                                      league Baseball games

         NTN Fantasy Games - Fantasy league games played in conjunction with sporting events or rotisserie leagues. Games include the following:

Game                                  Description
----                                  -----------
Brackets(TM)                          Basketball or hockey tournament prediction
                                      game
Football Challenge(TM)                Weekly selection of winners of college and
                                      professional football games
Survivor(R)                           Weekly single elimination prediction game
                                      for professional football


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

         NTN Premium Trivia Games - Promotion-oriented weekly game shows that generally require 1-2 hours of participation. Prizes are awarded to the top finishers, except where prohibited by law. Games include the following:

Game                                  Description
----                                  -----------
Trivial Pursuit Live(R)               Interactive version of the famous Trivial
                                      Pursuit game - licensed from Hasbro
                                      Interactive.
Playback (TM)                         Music trivia
Showdown(R)                           Advanced trivia challenge
SportsIQ(TM)                          Weekly sports trivia game
Sports Trivia Challenge(R)            Advanced sports trivia covering multiple
                                      topics
Spotlight(TM)                         Entertainment and media based trivia game
                                      (movies, music)
Glory Daze(TM)                        Trivia game focused on baby boomer topics

         NTN Trivia Games - General-themed, standard games typically one-half hour in length. Games include the following:

Game                                  Description
----                                  -----------
Brain Buster(R)                       Interactive trivia game covering esoteric
                                      topics
Countdown(R)                          Interactive trivia game using word plays
Topix(TM)                             Theme driven trivia game played under
                                      controlled timing
Wipeout(TM)                           Interactive trivia game eliminating
                                      incorrect answers
Nightside(R)                          Adult oriented trivia
Sports Trivia(R)                      General trivia game covering sports topics
Retroactive(TM)                       Pop-culture trivia with 60's, 70's and
                                      80's content
Football Weekend Roundup(TM)          Football trivia game
Abused News(TM)                       Humorous trivia game focused on headline
                                      news
Appeteasers(TM)                       Shorter version of humorous general trivia
                                      game
Jukebox(TM)                           Music trivia based on category selected by
                                      player
Triviaoke(TM)                         Music trivia game
Antagonist                            Trivia with an edge from Heckler's
                                      Online
Zealot                                Futuristic trivia game from Heckler's
                                      Online

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

         Since 1987, Network Services has broadcast the NTN Awards Show(TM) to all Locations in connection with the live Academy Awards telecast. The NTN Awards Show(TM) contains movie trivia and biographical information on nominees and allows players to select winners up to the actual announcement and compete with other players via the NTN Network, in a manner similar to QB1(R). Approximately 5,000 players participated in NTN's broadcast of the 1999 NTN Awards Show(TM).

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

         Advertising. The NTN Network, in a manner similar to the television broadcast medium, sets aside a number of minutes of a broadcast hour for advertising, promotional spots (promoting NTN Network's competitions and special events), "tune-in spots" (promoting NTN Network programming schedule), and public service announcements.

         The Company has currently set aside 14 minutes each hour for advertising spots, promotional spots and "tune-in spots." Each spot, which can be sold, is designed to be 15 seconds in length for a total of 56 spots per hour. The Company can insert advertising messages into its interactive sports and trivia programming at any number of Locations. Further, messages can be broadcast over the NTN Network or custom-tailored for a specific Location or several Locations. Sponsorships of programs are also available and provide advertisers with specific premium exposure within a sponsorship program.

         The NTN Network's Players Plus(R) ("Players Plus") frequent player club, numbering over 450,000, offers advertisers an effective tool for market research. Players Plus members join by entering their name, address, zip code and identification number into a Playmaker(R), which is then captured at the NTN Broadcast Center. Members earn points each time they play and also a chance to win prizes in the monthly Players Plus(R) sweepstakes. Sponsors are capable of receiving feedback through interaction with customers in the form of customer surveys on the NTN Network or via email.

         Online/Internet Services. The Company offers many of the same services and programs as seen on the NTN Network to the home consumer market via Online/Internet Services. NTN's Online/Internet Services are currently dominated by a relationship with America Online ("AOL") from which NTN derives the majority of its Online revenues. The existing agreement which runs through 1999 is a fixed monthly amount which has been decreasing incrementally over the last 2 years. The Company had hoped to make up this staged decrease through Online advertising and sponsorships. To date, we have not been successful in this arena. We are aggressively exploring alternative Internet strategies in conjunction with AOL in addition to opportunities elsewhere including: broadcasters, portals and Internet content providers. In addition to the AOL contract, the Company also produces and hosts Online games for various third parties and portals. Revenues received include development fees and monthly revenues. The Company's interactive sports and trivia games are maintained on the Company's servers and are available online 24 hours a day, seven days a week.

         The Company's Online/Internet Services are unique since the programs are not dependent upon, and consequently no bound by, any particular technology or method of delivery. Regardless of which technology emerges as the primary means of delivery to home users, management believes its programming content will be available to the household.

         Online/Internet Services are distributed to online networks, also known as content distributors. These games, in turn, are made available to their customer base for a fee. Companies of this type currently include GTE MainStreet.

         The diagram below depicts the transmissions necessary for a consumer to use the Company's service in his or her home.

                         [GRAPH OF VIA CABLE/TELEPHONE]

         Foreign Licensing. NTN has provided its services in certain foreign markets through licensing agreements with foreign licensees. Generally, the Company licenses its products in foreign countries by granting the rights to use NTN's interactive broadcast technology. NTN provides licensees with technological know-how and assistance to build a broadcast center, and to develop interactive products and programs. For many years, NTN has provided service to customers in Canada through its unaffiliated licensee, Networks North, Inc.. In 1993, NTN issued a 20-year license to an unaffiliated company in Australia ("NTN Australasia"), to create the first interactive television network in Australia and New Zealand. In 1994, NTN issued a license to MultiChoice Ltd., an unaffiliated company, to develop and operate an interactive broadcast network in South Africa. The South African licensee ceased its NTN-licensed operations in March 1998. Although the Company may continue to engage in selective foreign licensing, these activities are not expected to contribute significantly to revenues in the foreseeable future.

MARKETING AND EXPANSION STRATEGY

         Network Services. Network Services markets services to customers primarily through advertising in national trade periodicals, national and regional industry trade shows, telemarketing, direct mail and direct contact through field representatives. All sales prospects are organized and tracked through shared database software. Currently, services are sold through a regional-based management team that utilizes direct salespersons as well as independent representatives. The Company believes its in-house sales team will be more successful in meeting its sales goals.

         As discussed under "Recent Developments", in February 1999, the Company introduced a second Network to be broadcast for a fee to the hospitality industry. Deployment of the New Network to subscriber locations is scheduled to begin in April 1999. The Company's plan is to continue to operate the current network for approximately 18 months after the New Network is launched and allow customers to convert to the New Network as they desire. Prospective new customers will be offered the New Network only so that the Company eventually will be operating only one network.

         The Company's future business strategy related to Network Services is to continue to increase available programming and market to additional group viewing Locations. In addition, the Company continues to develop additional revenue sources for Network Services such as local and regional advertising. No assurance can be given that the Company will be successful in the implementation of its business strategy.

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

SOURCES OF REVENUE

The following table sets forth certain information with respect to the principal sources of the Company's revenues during the years ended December 31, 1998, 1997 and 1996.

                             YEARS ENDED DECEMBER 31
                           ---------------------------
                              (Dollars in thousands)
                            1998      1997       1996
                           -------   -------   -------
Network Services           $18,785    19,009    19,269
Online/Internet Services     2,014     3,326     1,811
Advertising Revenue            896       772     1,590
Equipment Sales, net           499       475     1,757
Other Revenue                2,000     2,279     1,284

         Network Services. The primary market for Network Services is comprised of approximately 300,000 taverns and restaurants in North America. Other potential Locations may also be found among hotels, military bases, college campuses, hospitals, and other group viewing Locations such as country clubs, fraternal organizations, and bowling centers.

         To date, Network Services' customers have generally been public viewing locations such as restaurant chains (e.g., TGI Friday's, Damon's, Pizzeria Uno's), local and regional bowling alleys, pizzerias, sports complexes, sports taverns and military bases. Many of the Company's customers such as hotel and restaurant chains have multiple Locations. Locations generally enter into a one-year broadcast service agreement with the Company pursuant to which they pay a monthly broadcast fee of approximately $400-800 per Location. The Company currently serves over 2,900 Locations located in all 50 States.

         As a percentage of total revenues, Network Services revenues amounted to 78%, 74% and 75% in 1998, 1997 and 1996, respectively.

         Online/Internet Services. The Company provides its services to online users pursuant to the agreements with various system providers such as AOL. The online computer industry remains a fast-growing consumer market in terms of subscribers. Fees from system providers are individually negotiated. Fees from AOL are based on the fixed fees set forth in the Company's two year agreement with AOL which expires in December 1999. Revenue from other service providers is based on the actual use of the NTN interactive programs by their underlying customers.

         The Company has granted to Networks North, Inc. the exclusive right to market NTN interactive services to online users in Canada. The Company is entitled to receive a royalty equal to 25% of any revenues generated from Canadian online customers. The Company has not received any revenues to date relating to the Canadian online services, and no assurance can be given that the Company will receive any such royalties in the future.

         As a percentage of total revenue, Online/Internet Services revenues amounted to 8%, 13% and 7% in 1998, 1997 and 1996, respectively.

         Advertising Revenue. The Company sells advertising spots for broadcast on the NTN Network as well as for Online/Internet Services. Advertisers can buy time for promotional spots as well as sponsorship of specific events or programs. As a percentage of total revenue, advertising revenues amounted to 4%, 3% and 6% in 1998, 1997 and 1996, respectively. The Company has retained two independent advertising agencies to obtain additional advertising revenues from certain industry sectors. Although the Company is confident in its ability to attract substantial advertisers to the NTN Network, the advertising revenue model on which advertising rates are based continues to evolve. No assurance can be given that advertising revenues will contribute significantly to total revenues in the foreseeable future.

         Equipment Sales, Net. Typically, Location Systems are provided to customers but ownership is maintained by the Company or is leased from third parties. The Company sells interactive equipment, particularly Playmakers(R), to its licensees in Canada and Australia. Equipment is generally sold to customers with no return rights except in the case of defect. As a percentage of total revenue, Equipment Sales amounted to 2%, 2%, and 7% in 1998, 1997 and 1996, respectively. Equipment sales are not expected to contribute significantly to revenues in the foreseeable future.

         Other Revenue. Other revenues consist primarily of revenue generated pursuant to certain license agreements the Company has with independent licensees, the most significant of which is Networks North, Inc. in Canada. Pursuant to the license agreement, Networks North, Inc. solicits Locations to the NTN Network in Canada. The Company provides NTN Network programs to Networks North, Inc. in exchange for an annual license fee payable in monthly installments based upon the number of Locations in Canada, which presently number approximately 535.

RAW MATERIALS

         For media platforms such as online services, the Company distributes its programs to the recipients who maintain their own receiving, translation and re-broadcasting equipment. Accordingly, the Company has no raw materials or equipment needs for these customers beyond its own back-end servers.

         For the NTN Network, the Location System is assembled from off-the-shelf components available from a variety of sources, except for the Playmaker(R) package. The Company is responsible for the installation and maintenance of the Location Systems. The Playmaker(R) is a hand held , 49-megahertz radio frequency device used to enter choices and selections by players of QB1(R) and our other games and programming broadcast via the NTN Network(TM) and is currently manufactured by a non-affiliated manufacturer in Taiwan. Customers have experienced certain recurring problems with 49 megahertz Playmakers(R) related to noise sensitivity and performance of the Playmaker's rechargeable batteries. Equipment function problems have been a substantial cause of customer contract terminations in the past. To address these problems, the Company has designed a 900-megahertz Playmaker(R) in consultation with an outside engineering firm. The redesigned Playmaker(R) is currently being manufactured by the manufacturer of the 49-megahertz Playmaker and will be deployed in the marketplace in conjunction with the launch of NTN's New Network. There can be no assurance that equipment problems will not occur with the redesigned Playmakers(R) and the continuance of such problems in the future could adversely affect the results of operations.

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

         The hospitality industry has historically experienced a relatively high business failure rate. Likewise, the Company has lost customers due to the failure of customer businesses; to change in ownership and non-renewal of contracts, collectively referred to as "churn". The Company's historical "churn" experience has also been seasonal in that the percentage of churn has been highest following the completion of the NFL season in February, although churn occurs in all months. During the Company's operating history, approximately 25% - 30% of the existing Network Services customers at the beginning of a year, have churned by the end of that year. The Company has implemented marketing programs and other efforts to reduce the churn rate, however no assurance can be given that such efforts will be successful.

         Online/Internet Services are provided to consumers via online distributors such as AOL and GTE Mainstreet. Revenue is primarily a flat subscription fee to NTN with no seasonality.

WORKING CAPITAL

         The discussion under "Liquidity and Capital Resources" included in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", is incorporated herein by reference.

SIGNIFICANT CUSTOMERS

         The Company's customers are diverse and varied in size as well as location. The services are provided point to multi-point so that the Company is not dependent on any one customer. The Company does not have any individual customer who accounted for 10% or more of its consolidated revenues in 1998, 1997 or 1996.

BACKLOG

         The Company historically has not had a significant backlog at any time because the Company normally can deliver and install new Location Systems within the delivery schedule requested by customers (generally, within two to three weeks). With the introduction of the New Network, however, a backlog of sales exists. In February 1999, the Company began to accept pre-orders of the New Network to both new customers and existing customers. Deployment of the New Network is scheduled to begin in April 1999. As of March 26, 1999 a total of approximately 290 contracts, some of which are pending final credit approval, had been back-logged related to the New Network. For other Online Services, there is no backlog because services are generally distributed point to multi-point and the Company does not have to provide specific equipment to the customer, making it relatively simple to add new customers without any significant delay.

GOVERNMENT CONTRACTS

         The Company provides its distribution services to a small number of government agencies (usually military base recreation units); however, the number of government customers is small compared to the Company's overall customer base. Contracts with government agencies are provided under substantially the same terms and conditions as other corporate customers.

COMPETITIVE CONDITIONS

         The Interactive Entertainment industry is still evolving, but currently may be divided into three major segments: (1) media distribution services such as online services, telephone companies and cable television companies and the NTN Network; (2) equipment providers such as computer and peripheral equipment manufacturers; and (3) content and programming providers, such as movie studios, NTN and software publishers. The Company does not act as a direct provider of equipment to consumers. The Company operates as a media distribution service through its own NTN Network. Also, the Company is a program provider to an array of other media distribution services to consumers utilizing a variety of equipment and delivery mechanisms.

         The Company competes with other companies for total entertainment dollars in the marketplace. The Company's programming competes generally with broadcast television, pay-per-view, and other content offered on cable television. On other mediums, the Company competes with other content and services available to the consumer through online services. With the entrance of motion picture, cable and TV companies, competition in the interactive entertainment and multimedia industries will likely intensify in the future. In January 1999, The Walt Disney Company introduced interactive programming broadcast in conjunction with live sporting and other events which may compete directly with QB-1(R) and our other programming. Moreover, the expanded use of online networks and the Internet provide computer users an increasing number of alternatives to video games and entertainment software. NTN seeks to compete by providing high quality products at reasonable prices, thereby establishing a favorable reputation among frequent buyers. There can be no assurance, however, that NTN can compete effectively. The Company's programming is interactive in nature, but is distinguishable from other forms of interactive programming by its simultaneous multi-player format and the two-way interactive features. Presently, the technological capabilities of transmitting entertainment products to the consumer exceed the supply of quality programming and services available on the existing delivery systems. The Company is able to utilize the wide variety of services available for transmission of entertainment products to the consumer by forming strategic alliances with service providers to supply the Company's programs for re-transmission. The Company's programming is available to the consumer over a multitude of media platforms and delivery systems.

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

         Online/Internet Services. In the Online/Internet Services market, the consumer has many entertainment options from which to choose, ranging from cable television to telephone based services to computer online providers and the Internet. The Company offers live, multi-player games and services which are available to multiple interactive platforms in the home. Also, the Company competes for a share of the total home entertainment dollars against broadcast television, pay-per-view and other content offered on cable television. The Company also competes with other programming available to consumers through online services such as AOL. Cable television, in its various forms, provides consumers the opportunity to make viewing selections from anywhere between 30 to 100 free and pay channels, thus limiting the amount of time devoted to any particular channel. For the most part, cable television is predominantly a passive medium, and does not offer the viewer the opportunity to participate in its programming, and even less frequently, does it offer programming designed for active participation. Online providers, such as AOL, can provide literally thousands of options for content and entertainment, however, such online services have traditionally been confined to that company's subscriber base. Interaction among viewers is thus limited to the particular program as offered only on the specific online service. The Company offers consumers the opportunity to participate and compete against other viewers who are seeing the identical program over several different technological media, including interactive television, personal computers and/or the NTN Network.

RESEARCH AND DEVELOPMENT

         During 1996, 1997 and 1998, the Company incurred approximately $3,396,000, $1,600,000, and $714,000, respectively related to Company-sponsored research and development projects, including projects performed by consultants for the Company. In 1998, research and development efforts related to the development of the New Network. The decrease in research and development from 1997 was due to certain research and development endeavors which began in 1997 that were completed by the end of 1997.

These efforts included initial design and implementation of the Company's website, redesign of the America Online site and content and other production for third parties.

         The Company has previously experienced problems in the performance of its 49 megahertz Playmaker(R) device. In an effort to address these equipment function problems, the Company developed a new 900 megahertz Playmaker(R) device to augment its existing 49 megahertz Playmaker(R) device. The new device is expected to be more reliable and will be deployed commercially in conjunction with the launch of NTN's New Network. Further, the Company has developed enhancements to its interactive software including a migration to a "Windows"-based platform and continued research into new and enhanced graphics. The Company continuously evaluates various methods of transmitting its programs and services. There is no assurance that the Company will successfully complete current or planned development projects or will do so within the prescribed time parameters and budgets. There can be no assurance, furthermore, that a market will develop for any product successfully developed.

         The Company works closely with independent user groups in an attempt to develop new and enhanced services and products in response to customer needs.

GOVERNMENT REGULATIONS

         The cost of compliance with federal, state and local laws has not had a material effect upon the Company's capital expenditures, earnings or competitive position to date.

         On June 16, 1998 the Company received FCC approval for its new 900 MHz Playmaker(R)keypad. The 900 MHz Playmaker is an integral component of the Company's New Network.

EMPLOYEES

         The Company and its subsidiaries employ approximately 124 people on a full- time basis and 25 people on a part-time basis, and also utilize independent contractors for specific projects. In addition, the Company retains a number of non-affiliated programming and systems consultants. It is expected that as the Company expands, additional employees and consultants will be required. The Company believes that its present employees and consultants have the technical knowledge necessary for the operation of the Company and that it will experience no particular difficulties in engaging additional personnel with the necessary technical skills when required. None of the Company's employees are represented by a union and the Company believes its employee relations are satisfactory.

         ITEM 2. PROPERTIES

         In 1997, the Company sold its interest in a limited liability company that owns "The Campus", the three-building complex that houses the Company's headquarters. The Company continues to lease space in The Campus pursuant to a six-year lease for approximately 39,000 square feet of office and warehouse space. The lease expires in June 2001 and the monthly rent is approximately $37,000. In September 1998, the Company, as sublessor, entered into a sublease agreement for office space in The Campus with WinResources Computing, Inc., as sublessee. The sublease expires in June 2001 and the monthly rent is approximately $12,200.

         The Company also leased approximately 4,000 square feet of warehouse space near the corporate headquarters, under a lease that expired in September 1998, at a rent of approximately $3,000 per month. The Company did not renew this lease and does not anticipate leasing additional space in the next year.

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

         Although the Put Right may expire based on the closing price of the Common Stock over the next two years, the Company has recognized the potential liability related to the Put Right. Accordingly, a charge of $1,291,000 for the present value (discounted at 15%) and related interest expense for the Put Right was recognized in 1996. The difference between the amount expensed and the total potential liability, $545,000, will be accreted as interest expense and charged over the period from September 1996 until February 18, 2000. In 1998, a total of $154,000 was charged to interest expense related to the Put Right.

         On April 18, 1995, a class action lawsuit was filed in United States District Court for the Southern District of California entitled Lenora Isaacs, on behalf of herself and all others similarly situated vs. NTN Communications and Patrick J. Downs. The complaint alleged violations of federal securities laws based upon the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleged that certain of the Company's insiders sold stock on information not generally known to the public. In September 1998, the Company issued a total of 1,200,000 shares of common stock, issued at a fixed price of $1.00 per share, pursuant to the settlement of this class action lawsuit which was approved by the court in January 1998.

         On June 11, 1997, the Company was included as a defendant in a class-action lawsuit, entitled Eliot Miller and Jay Iyer, shareholders on behalf of themselves and all others similarly situated vs. NTN Communications, Inc., Patrick J. Downs, Daniel C. Downs, Donald C. Klosterman, Ronald E. Hogan, Gerald P. McLaughlin and KPMG Peat Marwick LLP, filed in the United States District Court for the Southern District of California. The complaint alleges violations of state and federal securities laws based upon purported omissions from the Company's filings with the Securities and Exchange Commission. More particularly, the complaint alleges that the directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from the Company. The plaintiffs further allege that defendants made false statements about, and failed to disclose, contingent liabilities (guaranteed compensation to management and the right of an investor in IWN to require the Company to repurchase its investment during 1997) and phantom assets (loans to management) in the Company's financial statements and KPMG LLP's audit reports, all of which served allegedly to inflate the trading price of the Company's Common Stock.

         On November 7, 1997, the court granted KPMG Peat Marwick LLP's motion to dismiss the plaintiffs' claims against it pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief may be granted.

         On July 3, 1997, the Company filed a motion to dismiss the lawsuit. On November 6, 1997, the Court dismissed all of the plaintiff's state law causes of action against the Company but retained the plaintiff's federal law causes of action. In February 1998, the attorneys representing the plaintiffs in this litigation filed an action entitled Dorman vs. NTN Communications, Inc. in the Superior Court of San Diego County, California in which they essentially replead the state law causes of action dismissed in the federal lawsuit. The Company has filed a motion for summary judgment in each action. In March 1999, the Court issued a telephonic ruling granting the Company's motion in the Dorman matter; however, judgment has not yet been entered. In the Company's opinion, the claims in these two lawsuits are covered by directors and officers liability insurance providing $15,000,000 of coverage. The Company has submitted these claims to its directors and officers liability insurance underwriters, who have accepted such claims subject to reservation of rights. The Company's deductible under the insurance policy is $200,000.

         The Company's Playmaker(R) systems which are installed in over 2,900 hospitality locations throughout the United States utilize the MS-DOS operating system software. The Company does not have a license to use MS-DOS for this purpose, and, in September 1998, the Company received correspondence from counsel to Microsoft Corporation and related inquiries from the Business Software Alliance and Software Publishers Association, two industry associations, requesting information regarding the Company's use of MS-DOS. In response, the Company conducted an internal audit and produced the results to counsel to the three entities. Based on the audit results, it has been determined that the Company has insufficient licensing for the MS-DOS in use in the hospitality locations. Settlement negotiations are currently underway in an effort to resolve this matter with the software publishing entities. It is possible that the Company will be required to pay Microsoft for its prior use of MS-DOS, and at present the Company cannot predict what effect this may have on its future financial condition or results of operations. The Company believes that its accrual for legal costs is adequate to cover any potential settlement required to be paid.

         The Company has been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). With the court's assistance, the Company and IN have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving the Company, its unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. No action was taken in the Canadian litigation until May 1998, when IN gave notice of its intention to proceed. In November 1998, the Company and its Canadian licensee filed a counterclaim against IN. These actions affect only the Canadian operations of the Company and its Canadian licensee and do not extend to the Company's operations in the United States or elsewhere. Although they cannot be estimated with certainty, any damages the Company might incur are not expected to be material.

         In November, 1997, a former advertising manager brought a suit against the Company alleging breach of an alleged employment contract and age discrimination. The age discrimination claims were subsequently dismissed. The court rendered judgment in the amount of $167,000 plus interest in favor of the plaintiff. The Company has agreed to pay this judgment over a 12 month period beginning March 5, 1999.

         In March, 1998, the Company's former independent representative in the State of Georgia filed suit against the Company in Atlanta, Georgia alleging wrongful termination of its distributor agreement and other breaches of such agreement. The Company has filed a motion to amend to bring a counterclaim seeking damages for fraud and conversion against the former sales representative. It is not anticipated at the present time that the outcome of this lawsuit will have a material adverse effect on the financial position, results of operations and liquidity of the Company.

         In March 1998, the Company entered into a Compromise Settlement and Mutual Release Agreement in settlement of a prior arrangement between the Company and a former independent representative under which he and companies affiliated with him acted as independent distributors of the NTN Network. Pursuant to the Settlement Agreement, the Company paid $156,000 in cash and issued 175,000 shares of common stock to the former independent representative.

         There can be no assurance that any or all of the foregoing claims will be decided in favor of the Company, which is not insured against all claims made. During the pendency of such claims, the Company will continue to incur the costs of defense of same. Other than set forth above, there is no material litigation pending or threatened against the Company.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on August 28, 1998. The matter voted upon at such meeting was the election of two directors to the Board of Directors.

The voting for the proposal was as set forth in the table below.

                                        VOTES             VOTES
         Elections of Directors         "FOR"           "AGAINST" *      ABSTENTIONS**
         ----------------------      ----------         -----------      -------------
          Esther L. Rodriquez        22,839,100          404,752              --
          Robert M. Bennett          22,839,599          404,253              --

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

                                    PART II

         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock and warrants are listed on the American Stock Exchange ("AMEX") under the symbols "NTN" and "NTNW", respectively. Trading of the Company's redeemable common stock purchase warrants commenced on the AMEX in February 1998. Set forth below are the high and low sales prices for the common stock and warrants as reported by the AMEX for the two most recent fiscal years.

                                        Common Stock                           Warrants
         1999                       LOW              HIGH                LOW              HIGH
         ----                       ---              ----                ---              ----
         First Quarter              $0 - 9/16        $2                  $1 - 7/8         $2 - 1/2
         (through 3/15/99)


         1998                       LOW              HIGH                LOW              HIGH
         ----                       ---              ----                ---              ----
         First Quarter              $0 - 5/16        $1 - 1/16           $0 - 7/8         $1 - 5/16
         Second Quarter              0 - 11/16        2 - 5/8            $0 - 1/2         $1 - 7/8
         Third Quarter               0 - 5/8          1 - 1/4            $1 - 1/16        $1 - 1/4
         Fourth Quarter              0 - 5/16         0 - 13/16          $1 - 1/16        $1 - 1/2


         1997                       LOW              HIGH
         ----                       ---              ----
         First Quarter              $3 - 3/8         $4 - 7/16
         Second Quarter              2 - 5/16         4 - 3/4
         Third Quarter               2 - 3/16         4 - 7/16
         Fourth Quarter              1                2 - 1/4

         On March 26, 1999, the closing price for the Common Stock reported on the AMEX was $0.6875. On that date, there were approximately 2,083 record owners of the Common Stock.

         To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Company's common stock in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends.

         ITEM 6.  SELECTED FINANCIAL DATA

         The following tables furnish information with respect to selected consolidated financial data of the Company over the past five years.

         STATEMENT OF OPERATIONS DATA
         (in thousands, except per share data)

                                                         YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------
                                         1998         1997         1996         1995         1994
                                       --------     --------     --------     --------     --------
Total revenue                          $ 24,194       25,861       25,711       20,082       16,146
Total operating expenses                 27,641       38,668       51,566       25,508       16,102
                                       --------     --------     --------     --------     --------
Operating income (loss)                  (3,447)     (12,807)     (25,855)      (5,426)          44
Other income, net                         1,654          350            1        1,409          412
                                       --------     --------     --------     --------     --------
Net income (loss) from continuing
         operations                      (1,793)     (12,457)     (25,854)      (4,017)         456
Net income (loss) from
         discontinued operations             --           --       (1,317)          69          251
Gain on sale of discontinued
         operations                          --           --        4,219           --           --
Income taxes                                 --           --           --           --           --
                                       --------     --------     --------     --------     --------
Net income (loss)                      $ (1,793)     (12,457)     (22,952)      (3,948)         707
                                       ========     ========     ========     ========     ========
Accretion of beneficial conversion
         feature of preferred stock        (758)          --           --           --           --
                                       --------     --------     --------     --------     --------
Net income (loss) available to
         common shareholders           $ (2,551)     (12,457)     (22,952)      (3,948)         707
                                       ========     ========     ========     ========     ========
Basic and diluted net income
         (loss) per common share:
         Continuing operations         $   (.10)       (0.55)       (1.15)       (0.19)        0.02
         Discontinued operations             --           --         0.13           --         0.01
                                       --------     --------     --------     --------     --------
         Net income (loss)             $   (.10)       (0.55)       (1.02)       (0.19)        0.03
                                       ========     ========     ========     ========     ========

Weighted average equivalent
         shares outstanding              26,078       22,696       22,568       20,301       21,124
                                       ========     ========     ========     ========     ========

BALANCE SHEET DATA
(in thousands)

                                                 DECEMBER 31,
                             ---------------------------------------------------
                              1998        1997       1996       1995       1994
                             -------    -------    -------    -------    -------
Total current assets         $ 8,131      8,390     10,655     26,009     18,844
Total assets                 $16,767     20,271     28,504     41,221     31,239
Total current liabilities    $ 5,731      8,373     12,775      6,541      4,958
Total liabilities            $ 8,442     11,545     18,282      7,770      5,782
Shareholders' equity         $ 8,325      8,726     10,222     33,451     25,457


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the selected financial data and the consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

         Following is a comparative discussion by fiscal year of the results of operations for the three years ended December 31, 1998. The Company believes that inflation has not had a material effect on its operations to date.

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         The Company incurred a net loss of $12,457,000 for the year ended December 31, 1997 as compared to a net loss of $1,793,000 for the year ended December 31, 1998. The 1998 results includes an operating loss of $3,447,000 which was partially offset by a gain of $1,643,000 from the sale of an 82.5% interest in a subsidiary. The 1997 results included charges totaling $4,998,000 related to a reorganization, a $2,543,000 charge related to shrinkage and obsolete equipment and a $905,000 gain from the sale of an interest in real estate.

         Total revenues decreased from $25,861,000 in 1997 to $24,194,000 in 1998 due to declines in network services, Online/Internet services and other revenues.

         Network Services decreased 1% from $19,009,000 in 1997 to $18,785,000 in 1998 due primarily to a reduction in average billing rates during 1998. Online/Internet services decreased 39% from $3,326,000 in 1997 to $2,014,000 in 1998 largely due to non-recurring revenue of $1,000,000 in 1997 from AOL related to AOL's termination of its prior contract with the Company and the recognition of revenue for production services in 1997 that did not recur in 1998. Advertising revenues increased 16% during the current year from $772,000 in 1997 to $896,000 in 1998 as a result of an increase in the number of commercial spots sold.

         Equipment Sales, net of cost of sales, during the current year increased 5% from $475,000 in 1997 to $499,000 in 1998. Equipment sales in the past have included sales to foreign licensees, which are subject to outside influences and can occur unevenly throughout the year. Equipment sales have been highly volatile in the past and are expected to remain so, as they are dependent on the timing of expansion plans of the Company's foreign licensees. In June 1998, the Company sold 82.5% of its interest in the LearnStar operations. As a result, equipment sales to educational customers are expected to decline in the future.

         Direct Operating Expenses consist of direct incremental service costs directly related to revenue sources. Direct Operating Expenses decreased 28% from $6,565,000 in 1997 to $4,715,000 in 1998. The decrease relates to a reduction in site visit fees, commissions and other field expenses due to (i) the Company's decreased reliance on independent representatives in favor of employed field and marketing personnel and (ii) a revision, effective January 1, 1998, in the Company's commission and bonus structure for all field personnel.

         Selling, General and Administrative Expenses decreased 28% from $16,244,000 in 1997 to $11,767,000 in 1998. Included in Selling, General and Administrative Expenses for 1997 are charges for the management reorganization totaling $4,813,000 and costs associated with the abandoned merger with GTECH Corporation of $376,000. Exclusive of these charges, Selling, General and Administrative Expenses increased $712,000 or 6%. This increase is primarily due to an increase in employee-related costs associated with the shift from independent representatives to employed field and marketing staff.

         Litigation, Legal and Professional expenses increased from $808,000 in 1997 to $1,658,000 in 1998. In the fourth quarter of 1997, the Company reduced the accrual for a legal settlement which reduced legal expense by $1,350,000 as result of this change in estimate. Expenses for 1998 include legal expenses incurred in the ordinary course of business, as well as litigation expenses and accruals.

         Stock-based compensation decreased 89% from $3,205,000 in 1997 to $353,000 in 1998. Stock-based compensation charges result from the issuance, extension or modification of warrants or options to non-employees and can vary from period to period. Charges in 1997 include $1,450,000 that resulted from extension of the exercise period and reductions in the exercise price of warrants owned by certain former officers pursuant to the management reorganization in 1997.

         Depreciation and Amortization Expense increased 21% from $5,305,000 in 1997 to $6,412,000 in 1998 due to additions of broadcast equipment and fixed assets.

         Bad Debt expense relates to trade receivables for Network Services, Online/Internet services and advertising customers. Bad Debt expense decreased 42% from $1,462,000 in 1997 to $850,000 in 1998. The Company began to experience reliability problems with its equipment in NTN Network Locations. These problems led to an increase in bad debt expense in 1996 and 1997. In 1998, the equipment problems stabilized, resulting in a lower bad debt expense.

         Equipment Charges decreased 91% from $2,543,000 in 1997 to $240,000 in 1998. Equipment Charges consist of charges for obsolescence and shrinkage of the Company's stock of broadcast equipment. The Company performs periodic reviews of its broadcast equipment. In connection with these reviews, the Company identified equipment shrinkage and obsolescence primarily related to terminated sites.

         Research and development expenses decreased 55% from $1,600,000 in 1997 to $714,000 in 1998. The decrease was due to certain research and development endeavors which began in early 1997 that were completed by the end of 1997. These efforts included initial design and implementation of the Company website, redesign of the America Online site and content and other production for third parties. For 1998, the Company's research and development efforts related to the development of the New Network.

         Other Income (Expense) increased from $350,000 in 1997 to $1,654,000 in 1998. Other income in 1998 included a gain of $1,643,000 related to the sale of an 82.5% interest in LearnStar in June 1998. Other income in 1997 included a gain of $905,000 related to the sale of the Company's interest in an office building. Interest Expense decreased 64% from $793,000 in 1997 to $289,000 in 1998 due to interest expense recorded in 1997 in conjunction with the Symphony Put Option which was paid in full in 1997.

YEAR ENDED DECEMBER 31, 1997 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

         In March 1997, the Company announced a reorganization (the "Reorganization") of its executive management personnel as previously reported. Charges for severance and other costs associated with the management reorganization recorded in 1996 were $5,092,000. A charge for severance and other costs associated with the management reorganization and other personnel changes was $4,998,000 in 1997, including $185,000 of accreted interest expense. The Company recorded the charges in 1996 and 1997 in accordance with Emerging Issues Task Force Issues No. 94 - 3.

         The Company incurred a net loss of $12,457,000 for the year ended December 31, 1997 compared to a net loss of $22,952,000 for the year ended December 31, 1996. The 1996 results include a net gain from the impact of discontinuing the operations of the Company's former subsidiary, New World Computing, Inc., of $2,902,000. The 1997 results include charges totaling $4,998,000 related to the Reorganization and a $2,543,000 charge related to shrinkage and obsolete equipment.

         For the year ended December 31, 1997, total revenues increased slightly from $25,711,000 to $25,861,000, primarily as a result of modest growth in the Company's primary services which offset a significant decrease in equipment sales and reduced advertising revenue. Since the Company no longer entered into sale and leaseback financing arrangements, equipment sales have became a minor revenue source in 1997. Total revenue for the year ended December 31, 1997, excluding Equipment Sales, net, increased 6% over the prior year.

         Network Services decreased 1% from $19,269,000 in 1996 to $19,009,000 in 1997. The decrease was primarily due to a revised pricing structure. Online/Internet Services increased 84% from $1,811,000 in 1996 to $3,326,000 in 1997 largely due to non-recurring revenue of $1,000,000 realized in 1997 from AOL related to AOL's termination of its prior contract with the Company, recognition of revenue for production services related to a large development contract of $380,000 in 1997 and a modest increase in the basic services to online customers. Although the hours of service have remained relatively constant, the pricing structure continued in a downward pattern. Advertising revenues decreased 51% from $1,590,000 in 1996 to $772,000 in 1997 due to a lesser number of commercial spots sold.

         Equipment Sales, net of cost of sales, decreased 73% from $1,757,000 in 1996 to $475,000 in 1997. Equipment Sales in the past included large sale and leaseback transactions. In late 1996, the Company decided to no longer enter into sale and leaseback financing arrangements. In 1997, equipment sales primarily represented sales to educational customers through the LearnStar subsidiary.

         Operating Expenses consist of direct incremental service costs directly related to revenue sources. Operating Expenses increased 7% from $6,124,000 in 1996 to $6,565,000 in 1997. The increase in costs was primarily due to a modest expansion in the number of subscribers and online services contracting for services, increased field service costs, net of a reduction in the sales commissions.

         Selling, General and Administrative Expenses increased from $15,259,000 to $16,244,000. Included in Selling, General and Administrative Expenses for 1997 were charges for the management reorganization totaling $4,813,000 and costs of $376,000 associated with the abandoned merger with GTECH Corporation. The 1996 results included a charge of $840,000 related to a charge of severance and a change in estimate for deferred advertising costs of $222,000. Exclusive of these charges, Selling, General and Administrative Expenses decreased $3,142,000, or 22%. This decrease was primarily due to trimming the workforce and cost controls implemented in 1997. Charges in 1997 included $1,450,000 that resulted from extension of the exercise period and reductions in the exercise price of warrants owned by certain former officers pursuant to the management reorganization.

         Stock-based compensation increased 68% from $1,910,000 in 1996 to $3,205,000 in 1997. Charges in 1997 included $1,450,000 that resulted from extension of the exercise period and reductions in the exercise price of warrants owned by certain former officers pursuant to the management reorganization in 1997.

         Litigation, Legal and Professional expenses decreased from $6,484,000 in 1996 to $808,000 in 1997. The 1996 amount included charges for the settlement of litigation of approximately $4,400,000. Charges for litigation in 1997 were approximately $1,000,000. Included in the charges for 1996 were $2,800,000 for the settlement of certain litigation, which was subsequently settled in 1997 for $1,450,000. In the fourth quarter of 1997, the Company reduced the accrual for the settlement and accordingly reduced its legal expense by $1,350,000 as a result of the change in estimate related to the settlement.

         Depreciation and Amortization Expense increased 134% from $2,265,000 to $5,305,000 due to depreciation charges resulting from the Company's buyout of equipment lease commitments late in 1996. The Company now owns most of its Broadcast equipment. Equipment Lease Expense decreased 86% from $6,837,000 to $936,000 also due to the buyout of equipment leases in late 1996.

         Bad Debt expense decreased 21% from $1,840,000 in 1996 to $1,462,000 in 1997. Beginning in 1996, the Company began to experience reliability problems with its equipment in NTN Network Locations, which led to an increase in bad debt expense as customers withheld payments. In 1997, the equipment problems stabilized.

         Equipment Charges increased 3% from $2,478,000 in 1996 to $2,543,000 in 1997. Equipment Charges consist of charges for obsolescence and shrinkage of the Company's broadcast equipment. The Company performs periodic reviews of its broadcast equipment. In connection with these reviews, the Company identified equipment shrinkage and obsolescence primarily related to terminated sites.

         Other Income (Expense) increased from $1,000 in 1996 to $350,000 in 1997. Interest Expense increased 103% from $390,000 to $793,000 largely due to interest charges related to the repurchase of an the shares of IWN from Symphony Management Associates, L.L.C., interest paid to GTECH Corporation, and accretion of interest for the settlement warrant liability and the liability for the management reorganization. In 1997, the Company sold its interest in The Campus and recorded a gain of $905,000. There was no tax expense in 1997 and 1996 primarily due to taxable losses and offsetting temporary differences in both years.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company had cash and cash equivalents of $4,560,000 and working capital (current assets in excess of current liabilities) of $2,400,000, compared to cash and cash equivalents of $4,764,000 and working capital of $17,000 at December 31, 1997. Net cash provided by operations was $1,120,000 for the twelve months ended December 31, 1998 and net cash used in operations was $1,004,000 for the twelve months ended December 31, 1997. The principal uses of cash in 1998 were to fund the Company's net loss from operations and severance payments totaling $819,000 in compliance with the Reorganization agreements with former officers. These uses were more than offset by depreciation, amortization and other noncash charges. Net cash used in investing activities was $1,220,000 for the twelve months ended December 31, 1998 and $3,315,000 for the twelve months ended December 31, 1997. Included in net cash used in investing activities for the twelve months ended December 31, 1998 were $3,002,000 in capital expenditures and $1,862,000 in proceeds from the sale of an 82.5% interest in the Company's subsidiary, LearnStar, Inc. Net cash used in financing activities was $104,000 for the twelve months ended December 31, 1998 related to principal payments under capital lease obligations compared to net cash provided by financing activities of $2,504,000 for the twelve months ended December 31, 1997.

         In October 1998, the holders of the Company's outstanding Series B Preferred Stock agreed to exchange their remaining $5,600,000 of Preferred Stock (and accrued dividends) for 7% senior convertible subordinated notes due February 1, 2001 with a fixed conversion price of $1.275 per common share. On January 11, 1999, the exchange was completed and notes were issued in aggregate principal amount of $5,912,834. On October 5, 1998, in consideration of the debt for stock exchange, the Company issued the Preferred Stock holders warrants expiring February 1, 2001 to purchase an aggregate of one million shares of common stock. The warrants have an initial exercise price of $1.25 per common share which will be subject to reduction in the event that the common stock trades at levels significantly above the exercise price. As a result of this exchange, the Company expects to incur additional interest expense beginning in the first quarter of 1999.

         The Company will be in default under the convertible notes, issued under the Exchange Agreement in October 1998, if it fails to pay any principal or interest on the convertible notes when due, and in certain other events, including in the event of a material adverse change in the condition, financial or otherwise, or operations of the Company as determined by the holders of the convertible notes in their discretion. If the Company defaults under the convertible notes, in the discretion of the holders of the convertible notes, the entire outstanding principal amount of the convertible notes and all accrued and unpaid interest will become immediately due and payable in full.

         Although the Company has no material commitments for capital expenditures, it anticipates purchasing approximately $5,600,000 of broadcast equipment related to the New Network in 1999. The Company intends to finance capital expenditures from cash on hand, leases from vendors and internally generated funds, but there is no assurance that the Company will be able to do so. The Company currently has no bank line of credit or other financing arrangements in place. If there is a need to obtain additional financing there is no assurance as to whether or on what terms any financing may be available.

YEAR 2000 COMPLIANCE

         The Company, with the assistance of independent outside consultants, has been assessing its "Year 2000" computer readiness and exposure to Year 2000 issues, which relates to the inability of computer software programs to recognize the arrival of the year 2000 because of a common software design feature that describes the current year by only its last two digits. In connection with such assessment, the Company initiated a review of the information technology systems utilized in the Company's business and operations. Based on this review, the Company has segregated its systems into two categories: mission critical and support systems. Mission critical systems are characterized as hardware and applications contributing to the income of the business. Support systems are characterized as systems that organize and create efficiencies for the corporation but are not critical to its operations. The Company is in the process of assessing these key systems for compliance. The assessment phase is expected to be completed by the second quarter of 1999, and the renovation phase completed by the third quarter.

         The Company's mission critical systems are segregated into Location deployed and back-end systems which support both the new and current networks, for which the Company will incur expected costs of approximately $1,000,000 to ensure Year 2000 compliancy. The Company is evaluating and testing Year 2000 compliance at the system BIOS, operating system and applications levels. The Company has preliminarily determined that 25% of Location systems may not be Year 2000 compliant due to the inaccurate roll over of the system BIOS which could compromise content scheduling. The replacement of these systems is estimated to be approximately $1,000 per Location. All systems in the New Network are expected to be Year 2000 compliant. The Company has identified a few key back-end systems that will require an upgrade of commercial hardware and data base software. As can be determined thus far, the operating systems and Company-developed applications are not affected but are being verified for compliance. The Company intends to fund these costs with cash on hand, leases from vendors and internally generated funds. The Company has also initiated a review of Year 2000 compliance by its principal vendors, and this estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its vendors or other third parties.

         Concerning the support systems, all corporate personal computers and servers have been deemed Year 2000 compliant. The operating systems and commercial software packages have been upgraded to compliant versions.

         The Company's most likely worst case scenario is that the Company would be unable to broadcast its programs to its network services customers. Network services revenue represents 78% of total revenues for the year ended December 31, 1998. The Company has not yet established a contingency plan in the event that this occurs. As a result, a widespread or extended failure of the

Company's internal systems, or systems of third parties, to be Year 2000 compliant would have a material adverse effect on the Company's business, financial condition or operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the Accounting Standards Executive Committee (AcSEC) issued a Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of this standard is not expected to have a material impact on consolidated results, financial condition or long-term liquidity.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's business, results of operation and financial condition would be adversely affected by a number of factors, including the following:

HISTORY OF SIGNIFICANT LOSSES; RECENT RESULTS OF OPERATIONS.

         The Company has a history of significant losses, including net losses of $1,793,000, $12,457,000 and $22,952,000 for the three years ended December 31, 1998, and an accumulated deficit of $61,147,000 as of December 31, 1998. The results of operations during these periods included substantial charges related to the resignation or termination of certain former executive officers, write-downs of assets associated with discontinued business activities and shrinkage and obsolescence of equipment, accruals for litigation settlement costs and other litigation expenses, and charges relating to stock-based compensation. The Company may incur similar charges in the future, and there is no assurance that the Company will ever operate profitably. See "Liquidity and Capital Resources" and "Selected Consolidated Financial Data" for more information regarding the Company's financial condition.

PENDING LITIGATION PROCEEDINGS

         See "Legal Proceedings" for a discussion of Pending Legal Proceedings.

RECENT EQUIPMENT PROBLEMS

     The Playmaker(R) is a hand-held, 49-megahertz radio frequency device used to enter choices and selections by players of QB1(R) and other games and programming broadcast via the NTN Network(TM). Customers have experienced certain recurring problems with Playmakers(R) related to noise sensitivity and performance of the Playmaker's(R) rechargeable batteries. Management believes these equipment problems contributed to higher than usual terminations and bad debt experience during late 1997 and the first half of 1998. To address these problems, the Company has designed a 900-megahertz Playmaker(R) in consultation with an outside engineering consulting firm. The redesigned Playmaker(R) is currently being manufactured by the manufacturer of the 49 megahertz Playmaker and will be deployed in the marketplace in conjunction with the launch of NTN's New Network. There can be no assurance that equipment problems will not occur with the redesigned Playmakers and the continuance of such problems in the future could adversely affect our results of operations.

DEPENDENCE ON LICENSES FOR BROADCAST RIGHTS; LACK OF CERTAIN LICENSES

         NTN's interactive sports games are broadcast in conjunction with live telecasts of football, baseball and hockey games and other events. Wherever possible, the Company tries to obtain licenses from the owners of the broadcast rights to the events to utilize such telecasts for our interactive game programming. NTN's exclusive license with National Football League Properties, Inc. ("NFLP") for QB1(R) expires in March 2000. The rights under the license may not be transferred or assigned without the NFLP's consent, and an assignment for this purpose includes, among other things, a merger or consolidation of NTN or the termination of employment of any key management personnel. NTN's agreement with Major League Baseball Properties, Inc. ("MLBP") relating to Diamondball(R) expired December 31, 1996. Since then, the Company has continued to broadcast Diamondball(R) without a license.

         QB1(R)'s broadcast in conjunction with college football games is without any license. Limitations on sports licenses or legal action by the owners or licensees of broadcast rights to college football games or other events for which NTN has no license could preclude NTN from broadcasting our games in connection with these events or result in an award of monetary damages against the Company. The Company has not experienced any such legal action to date, and is unaware of any threatened action. There is no assurance, however, that such actions will not be brought in the future.

COMPETITION

         The Company's programming competes generally with broadcast television, pay-per-view and other content offered on cable television. In other media, NTN competes with other content and services available to the consumer through America Online and other online services.

         With the entrance of motion picture, cable and TV companies, competition in the interactive entertainment and multimedia industries will likely intensify in the future. Recently, for example, The Walt Disney Company introduced interactive programming broadcast in conjunction with live sporting and other events which may compete directly with QB1(R) and our other programming. Moreover, the expanded use of online networks and the Internet provide computer users an increasing number of alternatives to video games and entertainment software. NTN seeks to compete by providing high quality products at reasonable prices, thereby establishing a favorable reputation among frequent buyers. There can be no assurance, however, that the Company can compete effectively.

POTENTIAL FOR TECHNOLOGICAL OBSOLESCENCE

         The computer industry and related businesses are marked by rapid and significant technological development and change. It is possible that the Company's interactive technology and services will be rendered obsolete by ongoing technological developments. There also is no assurance that NTN will be able to respond effectively to technological changes.

UNCERTAIN PROPRIETARY PROTECTION; DEPENDENCE ON SOLE SOURCE OF SUPPLY

         The Company regards the Playmaker(R) keyboard and other technology utilized in the NTN Network(TM) as proprietary and relies on a combination of trademark, copyright and trade secret laws and employee and third-party nondisclosure agreements to protect our propriety rights. NTN has one patent application pending for our proprietary interactive technology. There is no assurance, however, that any patent will issue or that any issued patent will provide significant competitive advantages. It is the Company's policy that all employees and consultants involved in research and developmental activities sign nondisclosure agreements; however, this may not afford sufficient protection for know-how and proprietary information and products. Other parties may independently develop similar or more advanced technologies.

         As a number of software products in the interactive television industry increases and increasingly become available in new delivery formats, software developers and publishers may increasingly become subject to infringement claims. Any such claims or litigation brought against the Company could be costly and could have an adverse effect on the business and results or operations.

         The Fleetwood Group, Inc. of Holland, Michigan, has requested assurance that NTN's 900 MHz Playmakers do not infringe on Fleetwood's patent for a 900 MHz wireless communication system marketed as Reply(R) PS.

         The Company currently purchases Playmaker(R) keyboards from a single, unaffiliated Taiwanese manufacturer, and has regularly experienced delays in obtaining new Playmakers(R). The Company recently designed a 900-megahertz Playmaker(R) and have solicited bids for manufacture of the new Playmaker(R). There can be no assurance, however, that we can secure additional sources of supply of the redesigned Playmaker(R). Unless and until NTN succeeds in establishing additional manufacturing relationships, NTN will continue to be dependent on the current sole source of supply of Playmaker(R) and may continue to experience delays and technical problems in Playmakers(R) shipments.

VOLATILITY OF STOCK PRICE; RECENT TRADING PRICES

         Historically, the trading price of the Company's common stock has fluctuated widely, and it may be subject to similar future fluctuations in response to quarter-to-quarter variations in operating results, announcements regarding litigation, technological innovations or new products introduced by NTN or our competitors, general industry conditions and other events or factors, including factors such as analysts' expectations which are beyond management's control. In addition, in recent years and months, broad stock market indices, in general, and the securities of "small cap" companies such as NTN, in particular, have experienced substantial price fluctuations. Such broad market fluctuations also may adversely affect the future trading price of the common stock.

         The recent trading prices of the common stock have been at or near the historical lows, and it is possible that the Company will experience further declines in the trading price in the future. See "Market For Registrant's Common Equity and Related Stockholder Matters" for more information on historical trading prices of the common stock.

EFFECT OF OUTSTANDING OPTIONS AND WARRANTS

         At March 26, 1999, there were approximately 6,668,930 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.5625 to $6.50 per share. At March 26, 1999, there were also outstanding warrants to purchase an aggregate of approximately 2,902,966 shares of common stock at current exercise prices ranging from $0.96 to $7.50 per share. Substantially all of the shares underlying these outstanding warrants are subject to currently effective registration statements covering the resale of the underlying warrant shares by the holders.

         The foregoing options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of those options and warrants can be expected to exercise them at a time when we would be able to obtain additional capital through a new offering of securities on terms more favorable than those provided by such options and warrants. For the life of such options and warrants, the holders are given the opportunity to profit from a rise in the market price of the common stock without assuming the risk of ownership. To the extent the trading price of the common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on our stockholders, including purchases of the offered shares.

         The Company recently received a letter from certain investors to whom the Company sold shares of common stock in a private placement in April 1995 claiming that they are entitled to receive additional shares of common stock as a result of antidilution adjustments contained in their Stock Purchase Agreements with NTN. Based on the Company's review of this matter, the Company will be required to issue these investors 218,400 additional shares.

SHARES ELIGIBLE FOR FUTURE SALE

         Approximately 1,400,883 shares of common stock outstanding as of March 26, 1999 are "restricted securities," as that term is defined under Rule 144 promulgated under the Act. All or substantially all of such shares are covered by currently effective registration statements and can be offered and sold publicly by the beneficial owners at any time so long as registration statements remain effective. Moreover, in general under Rule 144 as currently in effect, subject to the satisfaction of certain conditions, if one year has elapsed since the later of the date of acquisition of restricted shares from an issuer or from an affiliate of an issuer, the acquiror or subsequent holder is entitled to sell in the open market, within any three-month period, a number of shares that does not exceed the greater of 1% of the outstanding shares of the same class or the average weekly trading volume during the four calendar weeks preceding the filing of the required notice of sale. A person who has not been an affiliate of NTN for at least the three months immediately preceding the sale and who has beneficially owned shares of common stock as described above for at least two years is entitled to sell such shares under Rule 144(k) without regard to any of the limitations described above.

         No predictions can be made with respect to the effect that sales of common stock in the market or the availability of shares of common stock for sale pursuant to currently effective registration statements or under Rule 144 will have on the market price of common stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair NTN's ability to raise capital through the sale of equity securities.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

         ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements and Schedule on page F-1, for a listing of the Consolidated Financial Statements and Schedule filed with this report, which are incorporated herein by reference.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III
                                   MANAGEMENT

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth as of March 26, 1999 certain information regarding the directors and executive officers of the Company:

                                                                                                           Current
                                                                                                 Director  Term
      Name                              Age                    Position(s) Held                   Since    Expires
      ----                              ---                    ----------------                  --------  -------
      Stanley B. Kinsey                 45                 Chief Executive Officer and            1997     1999
                                                           Chairman of the Board

      Barry Bergsman(1)                 62                 Director                               1998     1999
      Robert M. Bennett(1)              72                 Director                               1997     2001
      Donald C. Klosterman(2)           69                 Director                               1985     1999
      Esther L. Rodriguez(2)            57                 Director                               1997     2001

      V. Tyrone Lam                     36                 Executive Vice President
      Kendra Berger                     32                 Chief Financial Officer and Secretary
      Bennett Letwin                    32                 Vice President - Interactive Technologies and
                                                           Business Systems


(1)      Member of Audit Committee.
(2)      Member of Compensation Committee.

       The following biographical information is furnished with respect to the directors and executive officers:

         Stanley B. Kinsey was appointed as a director in November 1997. Mr. Kinsey was appointed Chairman and Chief Executive Officer of the Company in October 1998. From 1980 to 1985, Mr. Kinsey was a senior executive with the Walt Disney Company. In 1985, Mr. Kinsey left his position as senior vice president of operations and new technologies for the Walt Disney Studio to co-found IWERKS Entertainment, a high-technology entertainment company. Mr. Kinsey was chairman and Chief Executive Officer from inception until 1995, when he resigned.

         Barry Bergsman has been a director since August 1998. From 1985 to the present, Mr. Bergsman has been president of Intertel Communications, Inc., a company that pioneered the use of the telephone and interactive technology for promotion, entertainment and information. Prior to 1985, Mr. Bergsman held positions as president of a television production and syndication company and as an executive with CBS.

         Robert M. Bennett has been a director since August 1996. Since 1989, Mr. Bennett has been the Chairman of the Board of Bennett Productions, Inc., a production company with experience in virtually all areas of production including syndicated sports and specialty programming, music videos, commercial productions, home video, corporate communications and feature films.

         Donald C. Klosterman has been a director of the Company (or its predecessor) since 1985. He served as the President of Pacific Casino Management, Inglewood, California from June 1994 to November 1995 and is currently a director of Aldila Shaft Manufacturer. Mr. Klosterman served as Chairman of the Board of the Company from 1985 until April 1994. From 1990 until March 1994, he also has acted as a consultant to the Company.

         Esther L. Rodriguez was appointed as a director of NTN in September 1997. She retired as a Vice President of Next Level Systems, Inc. (formerly General Instrument), a telecommunications company, in November 1996 after having served in various executive capacities since joining General Instrument in 1987. For the two years prior to her retirement, Ms. Rodriguez served as head of worldwide business development and sales teams for private commercial business and educational network systems. Following her retirement, she founded and has served as Chief Executive Officer of Rodriguez Consulting Group, a private management consulting firm. Ms. Rodriguez has over 25 years' experience in general management, business development and marketing, including 17 years' experience in worldwide telecommunications.

         V. Tyrone Lam has served as Executive Vice President of the Company since September 1998. He was appointed Vice President and General Manager of the NTN Network in September 1997. Prior to this time he served as Associate Vice President of Marketing from February 1997. Mr. Lam joined NTN in December 1994 in a marketing position. From April 1992 to December 1994, Mr. Lam managed the interactive television sports and games development for the EON Corporation and has held other sales and marketing positions in the computer software industry.

         Kendra Berger was appointed Vice President, Finance and Controller in July 1998. In February 1999, she was appointed Chief Financial Officer and Corporate Secretary. Ms. Berger previously served as a controller for FPA Medical Management, Inc., a public national healthcare company. From August 1989 to July 1996, Ms. Berger, certified public accountant, held key positions with the public accounting firm, Price Waterhouse LLP.

         Bennett Letwin joined NTN in November 1998 as Vice President of Interactive Technologies and Business Systems. Prior to this time, Mr. Letwin was the architect for some of the earliest electronic malls, electronic software distribution systems, and live Internet video broadcast platform for Global 2000 clients at General Electric Information Services.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under the federal securities laws, the Company's directors and officers and any persons holding more than 10% of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates. During 1998, its directors, officers and 10% stockholders satisfied all of these filing requirements.

         ITEM 11. EXECUTIVE COMPENSATION

         The following Summary Compensation Table shows the compensation paid or accrued as of each of the last three fiscal years to all individuals who served as the Chief Executive Officer of the Company during 1998 and to the one other most highly compensated executive officer of the Company who was serving as an executive officer at the end of 1998 and whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

         SUMMARY COMPENSATION TABLE

                                                                                                                 Long-Term
                                                                                                               Compensation
                                                 Annual Compensation                                               Awards
                                                 -------------------                                   -----------------------------
Name and Principal Position      Year        Salary(1)       Bonus       Other Annual Compensation     Securities Underlying  option
---------------------------      ----       ----------       -----       -------------------------     -----------------------------
Gerald Sokol, Jr.(2)               1998      $265,528        $231,791        $ 153,775(3)                         500,000
     President and Chief           1997       240,662         335,500(4)        16,749(5)                         600,000
     Financial Officer
                                   1996        87,423              --           14,480(6)                         875,000

Stanley B. Kinsey(7)               1998       $63,577              --               --                          1,300,000
     Chief Executive Officer       1997            --              --               --                                 --
     and Chairman of the           1996            --              --               --                                 --
     Board

V. Tyrone Lam(8)                   1998      $147,115        $  2,959               --                            285,000
     Executive Vice President      1997       105,367              --            4,575(9)                         165,000
                                   1996        75,177              --            4,319                                 --


(1)      Includes amounts, if any, deferred under the Company's 401(k) Plan.

(2)      Mr. Sokol resigned from the Company in January 1999.

(3) Includes compensation for directors fees of $24,000 and insurance premium payments, adjusted for taxes, totaling $129,775 paid by the Company.

(4) Includes a $150,000 home loan made to Mr. Sokol in August 1996, which in accordance with its terms was forgiven in March 1997, and bonuses aggregating $185,500.

(5) Includes group insurance premiums and compensation of $12,000 for director's fees. See "Directors' Compensation".

(6) Represents moving expenses paid or reimbursed by NTN in connection with Mr. Sokol's joining NTN.

(7) Mr. Kinsey was appointed Chief Executive Officer of the Company in October 1998.

(8) Mr. Lam was an employee of the Company in previous years but was not an Executive Officer until 1997.

(9)      Represents group medical insurance premiums.

Stock Option Grants

         The following table contains information concerning grants of stock options during fiscal 1998 with respect to the Named Executive Officers.

         OPTION GRANTS IN LAST FISCAL YEAR

                                     Individual Grants
                                     -----------------
                           Number of Shares       % of Total Options                                     Value of Grant
                         Underlying Options      Granted to employees       Exercise                       at Date of
Name                           Granted              in Fiscal Year           Price      Expiration Date    Grant (1)
----                     ------------------      --------------------       --------    ---------------  --------------
Gerald Sokol, Jr.           500,000(2)(6)              15.20%                $  1.00     02/01/08          $502,250

Stanley B. Kinsey           650,000(3)                 19.76%                $  1.00     10/06/08          $383,793
                            650,000(3)                 19.76%                $ 0.625     10/06/08          $377,891

V. Tyrone Lam               135,000(2)                  4.10%                $ 1.375     04/07/08          $ 99,772
                            150,000(2)                  4.56%                $ 0.625     09/03/08          $ 92,735
                            215,000(5)                  6.53%                $ 1.000     04/07/08          $159,244


(1) The value of grant at date of grant was estimated using the Black Scholes option-pricing model with the following assumptions: dividend yield 0% risk-free interest rates ranging from 4.15% to 5.26%, expected volatility of 188% and expected option lives ranging from 3 years to 7 years.

(2) Represents options granted under NTN's 1995 Option Plan which become exercisable as to 25% of the total shares on the first anniversary of the date of grant and will become exercisable as to an additional 1/36 of the remaining shares at the end of each calendar month following the first anniversary of the date of grant. All of the options shown are subject to accelerated vesting in the event of a change in control of the Company. See "Employment Agreements".

(3) Represents options granted under NTN's 1995 Option Plan which become exercisable in three equal installments on each of the first, second and third anniversaries of the dates of grant.

(4) Represents options granted under NTN's 1995 Option Plan which were immediately exercisable on the date of grant.

(5) Represents options issued in exchange for various previously granted options with exercise prices ranging from $2.00 to $4.50.

(6) These options were subsequently canceled pursuant to the Resignation Agreement entered into with Mr. Sokol.

         STOCK OPTION EXERCISES AND OPTION VALUES

         The following table contains information concerning stock options exercised during 1998 and stock options which were unexercised at the end of fiscal 1998 with respect to the Named Executive Officers. No stock options were exercised in 1998 by any Named Executive Officers.

\
                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                               Number of Securities
                               Underlying Unexercised            Value of Unexercised In-the-Money
                             Options At Fiscal Year-End            Options at Fiscal Year-End(1)
                             --------------------------          ---------------------------------
      Name                   Exercisable  Unexercisable          Exercisable         Unexercisable
      ----                   -----------  -------------          -----------         -------------
Gerald Sokol, Jr             1,175,000      800,000                  *                     *

Stanley B. Kinsey               33,333    1,366,667                  *                     *

V. Tyrone Lam                       --      500,000                  *                     *


(1) Represents the amount by which the aggregate market price on December 31, 1998 of the shares of the Company's Common Stock subject to such options exceeded the respective exercise prices of such options. An asterisk denotes that the respective exercise prices of the options shown exceeded the market price of the underlying shares of Common Stock at December 31, 1998.

         OPTION REPRICINGS

         In April 1998, the Board approved the amendment of certain stock options previously granted to the Company's employees, including Mr. Lam, to reduce the exercise price of such options to $1.00 per share. The option repricing was approved by the Board in light of the precipitous decline in the market value of the Common Stock that had occurred since the options were originally granted. The Board believed that the drop was due to conditions and factors beyond the control or responsibility of the employees and the result of the drop in the market price was that the options were no longer affording a significant incentive to them to deal with these preexisting factors and conditions. The Board intends to consider additional repricings as appropriate to afford NTN's executive officers and other employees incentives to continue to work to improve the performance of NTN.

         The following table sets forth certain information with respect to the repricing of Mr. Lam's options and other repricings of options held by its named executive officers over the past ten years.


                           Ten Year Option Repricings


                                                                                                                      Length of
                                               Number of                                                               Original
                                               Securities      Market Price       Exercise                            Option Term
                                               Underlying      of Stock at        Price at                             Remaining at
                                                 Options          Time of          Time of            New               Date of
                                               Repriced or     Repricing or      Repricing or       Exercise          Repricing or
         Name                    Date            Amended         Amendment        Amendment           Price             Amendment
         ----                    ----          -----------     -------------     ------------       --------          ------------
V. Tyrone Lam
  Executive Vice President     04/08/98           65,000           $0.75             $3.25             $1.00             9 years
                               04/08/98           40,000            0.75              2.81              1.00             9 years
                               04/08/98            5,000            0.75              4.50              1.00             5 years
                               04/08/98            5,000            0.75              3.50              1.00             9 years
                               04/08/98          100,000            0.75              2.00              1.00            10 years


Gerald Sokol, Jr.              01/14/97          221,260            2.81              5.00              2.81             9 years
  Chief Executive Officer,     05/14/97          400,000            2.81              5.00              2.81             9 years
  President and Chief          05/14/97           78,740            2.81              5.08              2.81             9 years
  Financial Officer            05/14/97          175,000            2.81              3.50              2.81            10 years
                               05/14/97          600,000            2.81              4.00              2.81            10 years

         DIRECTOR COMPENSATION

         During 1998, directors were entitled to receive compensation of $2,000 per month for their services as directors. In December 1997, the Board elected to pay the 1998 fees in shares of treasury stock which were valued for this purpose at $1.125 per share, the price of the common stock at that time. In 1999, the directors compensation was increased to $2,100 per month. It is anticipated that the 1999 compensation will be paid in cash or shares. Directors are also eligible for the grant of options or warrants to purchase Common Stock from time to time for services in their capacity as directors.

         Upon joining the Board in August 1998, Mr. Bergsman was granted options to purchase 100,000 shares each at an exercise price of $0.8125 per share. These options will become vested as to one-third of the shares covered thereby on the first anniversary of grant date and will become vested and exercisable as to the balance of the covered shares in two equal installments on the second and third anniversaries of the grant date, subject to Mr. Bergsman remaining as a director. The options provide for immediate vesting in full in the event of a "Change of Control Event" as defined.

         EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         In January 1999, Gerald Sokol, Jr., the Company's President and Chief Financial Officer, resigned as an executive officer and director of the Company. The Company entered into a Resignation and General Release Agreement ("Resignation Agreement") with Mr. Sokol pursuant to which Mr. Sokol's Employment Agreement, dated July 1, 1998, was terminated.

         Pursuant to the Resignation Agreement, the Company paid $205,850 to Mr. Sokol in settlement of his prior Employment Agreement and in consideration of his agreement not to compete with the Company for a period of one year. In further consideration, the Company paid Mr. Sokol an earned 1998 bonus of $128,500.

         In consideration of cancellation of Mr. Sokol's February 2, 1998 Option Agreement which granted him the option, vesting over a period of four years, to purchase an aggregate of 500,000 shares of common stock at an exercise price of $1.00, the Company granted Mr. Sokol the fully vested right and option to purchase 125,000 shares of common stock at an exercise price of $1.00 per share, exercisable at any time prior to 12 months after the January 19, 1999 termination of Mr. Sokol's employment with the Company.

          In October 1998, the Company entered into a written Employment Agreement with Stanley B. Kinsey under which Mr. Kinsey agreed to serve as Chairman and Chief Executive Officer of the Company for a period of three years ending October 6, 2001. Under the Employment Agreement, Mr. Kinsey is to receive an annual salary of $285,000, which will increase in proportion to any increase in the consumer price index on the anniversary date each year during the term of employment. Mr. Kinsey also is entitled to an annual bonus pursuant to a bonus program to be agreed upon by Mr. Kinsey and the Compensation Committee of the Board of Directors.

          NTN also has agreed pursuant to the Employment Agreement to provide Mr. Kinsey and his dependents certain medical insurance and to maintain $1,000,000 of term life insurance ($2,000,000 in the event of accidental death or dismemberment) on Mr. Kinsey payable to his beneficiaries.

          Mr. Kinsey's Employment Agreement may be terminated by NTN in the event of his disability, in which event Mr. Kinsey or his representatives will be entitled to be paid severance in an amount equal to 75% of his compensation (including the annual bonus calculated pursuant to the bonus program) for the remainder of the term of the Employment Agreement. The Employment Agreement also may be terminated by NTN in the event of Mr. Kinsey's personal dishonesty, willful misconduct or breach of fiduciary duty, or if he breaches the Employment Agreement and fails to cure the breach within 30 days. In the event NTN terminates the Employment Agreement without cause, attempts to reassign Mr. Kinsey's duties or to change his duties without cause, Mr. Kinsey will be entitled to a liquidated amount equal to his entire compensation under the Employment Agreement for the remainder of its term.

          Either Mr. Kinsey or NTN may terminate the Employment Agreement at any time following a "Change of Control Event" as defined. In the event Mr. Kinsey or NTN terminates Mr. Kinsey's employment following a Change of Control Event, he will be entitled to receive severance in an amount equal to one year's salary, a pro rata portion of the bonus earned to the date of termination of employment and continuation of employee benefits for a period of one year.

         In connection with his agreeing to join NTN as its Chief Executive Officer, Mr. Kinsey was granted options to purchase an aggregate of up to 1,300,000 shares of Common Stock. The exercise price of options to purchase 650,000 shares is $.625 per share and the exercise price of options to purchase 650,000 shares is $1.00 per share. On October 7, 1999, the Company will grant Mr. Kinsey an option to purchase 500,000 shares of the Company's common stock at the closing price as of the issue date. The Company will not be obligated to grant such 500,000 share option to the extent a Change of Control Event has occurred before such date. All options were granted to Mr. Kinsey pursuant to the NTN 1995 Stock Option Plan and are subject to immediate vesting upon the occurrence of a Change of Control Event.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         All compensation determinations for 1998 for NTN's executives were made by the Board of Directors of NTN as a whole upon the advice of the Compensation Committee of the Board. None of the directors or executive officers of NTN has served on the Board of Directors or the compensation committee of any other company or entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Board.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 26, 1999 the number and percentage ownership of Common Stock by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock based upon reports filed by each such person with the Securities and Exchange Commission ("Commission"), (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all of the executive officers and directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares of Common Stock shown. An asterisk denotes beneficial ownership of less than 1%.

                                              Number of Shares           Percent of
Name                                         Beneficially Owned        Common Stock (1)
----                                         ------------------        ----------------
Gerald Sokol, Jr.(2)                              1,362,000                 4.9%
Robert M. Bennett(3)                                174,000                 *
Barry Bergsman(4)                                    20,000                 *
Donald C. Klosterman(5)                             849,082                 3.0%
Esther L. Rodriguez(6)                               55,666                 *
Stanley B. Kinsey(7)                                124,666                 *
V. Tyrone Lam                                            --                 *
All executive officers and
  directors of the Company as a group             2,585,414                11.7%
(7 persons)(8)

(1) Included as outstanding for purposes of this calculation are 28,086,306 shares of Common Stock (the amount outstanding as of March 26, 1999) plus, in the case of each particular holder, the shares of Common Stock subject to currently exercisable options, warrants, or other instruments exercisable for or convertible into shares of Common Stock (including such instruments exercisable within 60 days after March 26, 1999) held by that person, which instruments are specified by footnote. Shares issuable as part or upon exercise of outstanding options, warrants, or other instruments other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.

(2) Includes 1,300,000 shares subject to currently exercisable options held by Mr. Sokol.

(3) Includes 66,667 shares subject to currently exercisable options held by Mr. Bennett.

(4) Includes 3,000 shares subject to currently exercisable warrants held by Mr. Bergsman.

(5) Includes 200,000 shares subject to currently exercisable warrants and 150,000 shares subject to currently exercisable options held by Mr. Klosterman.

(6) Includes 33,333 shares subject to currently exercisable options held by Ms. Rodriguez. Also includes 1.000 shares owned by the Rodriguez Family Trust, of which Ms. Rodriguez is a co-trustee with members of her immediate family. As co- trustee, Ms. Rodriguez shares voting and investment power with respect to the shares

(7) Includes 33,333 shares subject to currently exercisable options held by Mr. Kinsey.

(8) Includes 1,583,333 shares subject to currently exercisable options and, 200,000 shares subject to currently exercisable warrants held by executive officers and directors, including those described in notes
         (2) through (7) above.

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CONSULTING ARRANGEMENTS

         In March 1997, NTN entered into a separate Consulting Agreement with Mr. Frazier, under which he agreed to spend on average seven days a month consulting with management of NTN regarding NTN's operations and serving as a consultant to NTN's President and as a member of NTN's Executive Advisory Board, which had just been created by NTN's Board of Directors. The Executive Advisory Board was subsequently disbanded. The Consulting Agreement was to expire in March 1999, unless sooner terminated. In consideration for his services under the foregoing Consulting Agreement, Mr. Frazier was granted a five-year, nonqualified stock option to purchase 250,000 shares of Common Stock at an exercise price of $4.50 per share, which was to vest in 24 monthly installments of approximately 10,416 shares each, subject to Mr. Frazier remaining as a consultant, and was to become exercisable on and after February 28, 1999. NTN also agreed to reimburse Mr. Frazier for certain expenses relating to his consulting services. In May 1997, Mr. Frazier's option was amended to reduce the exercise price to $2.81 and to provide that it would become immediately exercisable in full in the event of a "Change of Control" (as defined) of NTN. In January 1998, the Board of Directors cancelled the Consulting Agreement and reduced the compensation to 104,167 options, which are 100% vested at March 31, 1998. In connection with the option granted to Mr. Frazier under the Consulting Agreement, NTN recorded a charge pursuant to SFAS No. 123 of $224,000 in 1997. An additional charge of $58,000 was recorded in 1998.

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

         On February 1, 1999, NTN entered into a Consulting Agreement with Barry Bergsman pursuant to which Mr. Bergsman was engaged to actively provide consulting services to the Company under the direction of the Company's Chief Executive Officer. For Mr. Bergsman's services under the Consulting Agreement, NTN granted Mr. Bergsman a warrant to purchase 36,000 shares of common stock at an exercise price of $0.75 per share. The warrant is exercisable as to 3,000 shares on the first day of each of the twelve consecutive months commencing March 1, 1999. In addition, Mr. Bergsman will receive cash compensation of $3,500 per month. The Consulting Agreement expires on January 31, 2000.

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

                                    PART IV

         ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

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

         3. Exhibits. The following exhibits are filed as a part of this report:

              10.1 Amended and Restated Certificate of Incorporation of the Company, as amended (13)

              10.2   By-laws of the Company (2)

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

              10.26* Consulting Agreement, dated as of March 14, 1997, between
                     NTN Communications Inc. and Donald Klosterman. (9)

              10.27* General Release, dated as of December 31, 1996, between
                     NTN Communications Inc. and Patrick J Downs. (9)

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

              10.30* General Release, dated as of December 31, 1996, between
                     NTN Communications Inc. and Gerald P. McLaughlin. (9)

              10.31* General Release, dated as of December 31, 1996, between
                     NTN Communications Inc. and Michael J. Downs. (9)

              10.32* General Release, dated as of December 31, 1996, between
                     NTN Communications Inc. and Robert Klosterman. (9)

              10.33* Special Stock Option dated August 18, 1996 between NTN
                     Communications, Inc. and Gerald Sokol, Jr.(9)

              10.34* Special Stock Option dated August 25, 1996 between NTN
                     Communications, Inc. and Robert Bennett (9)

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

              10.46 Exclusive Maintenance and Installation Agreement dated March 30, 1998 by and between NTN Communications, Inc. and Datatec Systems, Inc. (13)

              10.47* Modification to Resignation Agreement, dated as of March
                     9, 1998 by and between NTN Communications, Inc. and Daniel
                     C. Downs (13)

              10.48* Modification to Resignation Agreement, dated as of March
                     9, 1998 by and between NTN Communications, Inc. and Patrick J. Downs (13)

              10.49* Modification to Resignation Agreement, dated as of March
                     20, 1998 by and between NTN Communications, Inc. and Ronald E. Hogan (13)

              10.50* Employment Agreement, dated July 1, 1998, by and between
                     NTN Communications, Inc. and Gerald Sokol, Jr.

              10.51 Sublease Agreement, dated August 20, 1998, between NTN Communications, Inc. and WinResources Computing, Inc.

              10.52* Employment Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey

              10.53* Stock Option Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey

              10.54* Resignation and Release Agreement, dated February 18,
                     1999, by and between NTN Communications, Inc. and Gerald Sokol, Jr.

              10.55 Exchange Agreement, dated October 5, 1998, by and between NTN Communications, Inc. and the Buyers (as defined) (13)

              23.00  Consent of KPMG LLP. (1)

              27.00  Financial Data Schedule. (1)

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

              (13) Previously filed as an exhibit to the Company's registration statement on Form S-3, File No. 333-69383, and incorporated by reference.

              (14)   Filed herewith.

         (b) Reports on Form 8-K.

             None.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                      Page
                                                                      ----
Independent Auditors' Report                                          F-2

Consolidated Financial Statements:

      Consolidated Balance Sheets as December 31, 1998 and 1997       F-3

      Consolidated Statements of Operations for the years ended
         December 31, 1998, 1997 and 1996                             F-4

      Consolidated Statements of Shareholders' Equity for the
         years ended December 31, 1998, 1997 and 1996                 F-5

      Consolidated Statements of Cash Flows for the years ended
         December 31, 1998, 1997 and 1996                             F-6

Notes to Consolidated Financial Statements                            F-8

Financial Statement Schedule II - Valuation and Qualifying Accounts   F-24

                          Independent Auditors' Report
The Board of Directors
NTN Communications, Inc.:

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTN Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                         /s/  KPMG LLP

San Diego, California
March 29, 1999

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1998 and 1997

                                     ASSETS
                                                                                     1998             1997
                                                                                 ------------     ------------
        Current assets
             Cash and cash equivalents                                           $  4,560,000     $  4,764,000
             Accounts receivable - trade, net of allowance for doubtful accounts of $1,720,000 in 1998 and
                 $1,313,000 in 1997                                                 2,471,000        2,724,000

             Prepaid expenses                                                         846,000          521,000
             Other current assets                                                     254,000          381,000
                                                                                 ------------     ------------

                          Total current assets                                      8,131,000        8,390,000

        Broadcast equipment and fixed assets, net                                   7,249,000        7,973,000
        Software development costs, net of accumulated amortization of
             $5,447,000 in 1998 and $3,710,000 in 1997                              1,141,000        3,697,000
        Other assets                                                                  246,000          211,000
                                                                                 ------------     ------------

                          Total assets                                           $ 16,767,000     $ 20,271,000
                                                                                 ============     ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities:
             Accounts payable                                                    $    840,000     $    914,000
             Accrued expenses                                                       2,328,000        2,393,000
             Accrual for litigation costs                                             847,000        1,613,000
             Accrual for management severance                                         866,000        1,154,000
             Obligations under capital leases                                         205,000           46,000
             Deferred revenue                                                         645,000        2,253,000
                                                                                 ------------     ------------

                          Total current liabilities                                 5,731,000        8,373,000

        Deferred revenue                                                               12,000           84,000
        Obligations under capital leases                                              380,000          179,000
        Accrual for settlement warrants                                             1,670,000        1,516,000
        Accrual for management severance                                              619,000        1,093,000
        Accrual for litigation costs                                                       --          300,000
        Other long term liabilities                                                    30,000               --
                                                                                 ------------     ------------
                          Total liabilities                                         8,442,000       11,545,000
                                                                                 ------------     ------------

        Shareholders' equity:
             Series A 10% cumulative convertible preferred stock, $.005 par value, 5,000,000 shares authorized; shares issued
                 and outstanding 161,000 in 1998 and 1997                               1,000            1,000

             Series B 7% cumulative convertible preferred stock, $.005 par value, 85,000 shares authorized; shares issued
                 and outstanding 56,000 in 1998 and 70,000 in 1997                      1,000            1,000

             Common stock, $.005 par value, 50,000,000 shares authorized;
                 shares issued and outstanding 28,086,000 in 1998 and
                 23,677,000 in 1997                                                   140,000          118,000
             Additional paid-in capital                                            70,733,000       70,541,000
             Accumulated deficit                                                  (61,147,000)     (58,596,000)
                                                                                 ------------     ------------

                                                                                    9,728,000       12,065,000
             Less treasury stock, at cost, 329,000 shares in 1998
                 and 782,000 in 1997                                               (1,403,000)      (3,339,000)
                                                                                 ------------     ------------
                          Total shareholders' equity                                8,325,000        8,726,000
                                                                                 ------------     ------------

        Commitments and contingencies

                          Total liabilities and shareholders' equity             $ 16,767,000     $ 20,271,000
                                                                                 ============     ============

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

              For the years ended December 31, 1998, 1997 and 1996

                                                                             1998             1997             1996
                                                                         ------------     ------------     ------------
        Revenue:
             Network services                                            $ 18,785,000     $ 19,009,000     $ 19,269,000
             Online/Internet services                                       2,014,000        3,326,000        1,811,000
             Advertising revenue                                              896,000          772,000        1,590,000
             Equipment sales, net of cost of sales of $208,000,
                $231,000 and $3,801,000 in 1998, 1997 and 1996,
                respectively                                                  499,000          475,000        1,757,000
             Other revenue                                                  2,000,000        2,279,000        1,284,000
                                                                         ------------     ------------     ------------

                          Total revenue                                    24,194,000       25,861,000       25,711,000
                                                                         ------------     ------------     ------------

        Operating expenses:
             Direct operating expenses                                      4,715,000        6,565,000        6,124,000
             Selling, general and administrative                           11,767,000       16,244,000       15,259,000
             Litigation, legal and professional expenses                    1,658,000          808,000        6,484,000
             Equipment lease expense                                          932,000          936,000        6,837,000
             Stock-based compensation                                         353,000        3,205,000        1,910,000
             Depreciation and amortization                                  6,412,000        5,305,000        2,265,000
             Bad debt expense                                                 850,000        1,462,000        1,840,000
             Equipment charges                                                240,000        2,543,000        2,478,000
             Research and development                                         714,000        1,600,000        3,396,000
             Cancellation of notes receivable - related parties                    --               --        4,252,000
             Other charges                                                         --               --          721,000
                                                                         ------------     ------------     ------------

                          Total operating expenses                         27,641,000       38,668,000       51,566,000
                                                                         ------------     ------------     ------------

        Operating Loss                                                     (3,447,000)     (12,807,000)     (25,855,000)
                                                                         ------------     ------------     ------------

        Other income (expense):
             Interest income                                                  288,000          238,000          391,000
             Interest expense                                                (289,000)        (793,000)        (390,000)
             Gain on sale of interest in subsidiary                         1,643,000               --               --
             Other income, net                                                 12,000          905,000               --
                                                                         ------------     ------------     ------------
                          Total other income                                1,654,000          350,000            1,000
                                                                         ------------     ------------     ------------

        Loss from continuing operations before income taxes                (1,793,000)     (12,457,000)     (25,854,000)
        Income taxes                                                               --               --               --
                                                                         ------------     ------------     ------------

        Loss from continuing operations                                    (1,793,000)     (12,457,000)     (25,854,000)
        Loss from discontinued operations                                          --               --       (1,317,000)
        Gain on sale of discontinued operations, net of tax                        --               --        4,219,000
                                                                         ------------     ------------     ------------

                          Net loss                                       $ (1,793,000)    $(12,457,000)    $(22,952,000)
                                                                         ============     ============     ============

        Accretion of beneficial conversion feature on preferred stock        (758,000)              --               --
                                                                         ------------     ------------     ------------

                          Net loss available to common shareholders      $ (2,551,000)    $(12,457,000)    $(22,952,000)
                                                                         ============     ============     ============

        Basic and diluted net income (loss) per common share:
             Continuing operations                                       $       (.10)    $       (.55)    $      (1.15)
             Discontinued operations                                               --               --             0.13
                                                                         ------------     ------------     ------------

                          Net loss                                       $       (.10)    $       (.55)    $      (1.02)
                                                                         ============     ============     ============

        Weighted-average shares outstanding                                26,078,000       22,696,000       22,568,000
                                                                         ============     ============     ============

See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

              For the years ended December 31, 1998, 1997 and 1996

                                                       SERIES A AND B
                                                        CUMULATIVE
                                                        CONVERTIBLE
                                                       PREFERRED STOCK                 COMMON STOCK              ADDITIONAL
                                               -----------------------------    ----------------------------       PAID-IN
                                                  SHARES           AMOUNT          SHARES          AMOUNT          CAPITAL
                                               ------------     ------------    ------------    ------------    ------------
Balance, December 31, 1995                          163,000     $      1,000      22,503,000    $    112,000    $ 56,747,000

Issuance of stock for exercise of
 warrants and options                                    --               --         251,000           1,000         316,000
Issuance of stock in lieu of
 dividends                                               --               --           3,000              --              --
Conversion of Series A preferred stock
 to common stock                                     (2,000)              --              --              --              --
Issuance of stock in private
 offerings, net of issuance costs                        --               --         420,000           3,000         610,000
Treasury stock purchased                                 --               --              --              --              --
Warrants granted to non-employees                        --               --              --              --       1,910,000
Net loss                                                 --               --              --              --              --
                                               ------------     ------------    ------------    ------------    ------------
Balance, December 31, 1996                          161,000     $      1,000      23,177,000    $    116,000    $ 59,583,000
                                               ------------     ------------    ------------    ------------    ------------
Issuance of stock for exercise of
 warrants and options                                    --               --         419,000           2,000         888,000
Issuance of Series B Preferred
 Stock in private offering, net of
 issuance costs                                      70,000            1,000              --              --       6,706,000
Issuance of stock in lieu of
 dividends                                               --               --           8,000              --              --
Issuance and modifications of
 warrants granted to non-employees                       --               --              --              --       3,205,000
Issuance of stock for settlement
 of litigation                                           --               --          73,000              --         159,000
Net loss                                                 --               --              --              --              --
                                               ------------     ------------    ------------    ------------    ------------
Balance, December 31, 1997                          231,000     $      2,000      23,677,000    $    118,000    $ 70,541,000
                                               ------------     ------------    ------------    ------------    ------------
Issuance of stock in lieu of
   dividends                                             --               --          19,000              --              --
Issuance of  treasury stock for settlement
   of litigation                                         --               --              --              --        (622,000)
Issuance of common stock for settlement
   of litigation                                         --               --       1,200,000           6,000       1,194,000
Conversion of Series B preferred stock to
   common stock                                     (14,000)              --       2,430,000          12,000         (12,000)
Issuance of common stock in exchange
 for cancellation of options and warrants                --               --         759,000           4,000          (4,000)
Issuance of treasury stock in exchange
   for cancellation of options and warrants              --               --              --              --      (1,181,000)
Accretion of beneficial conversion feature
   on Series B preferred stock                           --               --              --              --         758,000
Issuance of stock for exercise of
   warrants and options                                  --               --           1,000              --           1,000
Warrants granted to non-employees                        --               --              --              --
                                                                                                                      58,000
Net loss                                                 --               --              --              --              --
                                               ------------     ------------    ------------    ------------    ------------
Balance, December 31, 1998                          217,000     $      2,000      28,086,000    $    140,000    $ 70,733,000
                                               ============     ============    ============    ============    ============


                                               ACCUMULATED       TREASURY
                                                 DEFICIT           STOCK             TOTAL
                                               ------------     ------------     ------------
Balance, December 31, 1995                     $(23,187,000)    $   (222,000)    $ 33,451,000

Issuance of stock for exercise of
 warrants and options                                    --               --          317,000
Issuance of stock in lieu of
 dividends                                               --               --               --
Conversion of Series A preferred stock
 to common stock                                         --               --               --
Issuance of stock in private
 offerings, net of issuance costs                        --               --          613,000
Treasury stock purchased                                 --       (3,117,000)      (3,117,000)
Warrants granted to non-employees                        --               --        1,910,000
Net loss                                        (22,952,000)              --      (22,952,000)
                                               ------------     ------------     ------------
Balance, December 31, 1996                     $(46,139,000)    $ (3,339,000)    $ 10,222,000
                                               ------------     ------------     ------------
Issuance of stock for exercise of
 warrants and options                                    --               --          890,000
Issuance of Series B Preferred
 Stock in private offering, net of
 issuance costs                                          --               --        6,707,000
Issuance of stock in lieu of
 dividends                                               --               --               --
Issuance and modifications of
 warrants granted to non-employees                       --               --        3,205,000
Issuance of stock for settlement
 of litigation                                           --               --          159,000
Net loss                                        (12,457,000)              --      (12,457,000)
                                               ------------     ------------     ------------
Balance, December 31, 1997                     $(58,596,000)    $ (3,339,000)    $  8,726,000
                                               ------------     ------------     ------------
Issuance of stock in lieu of
   dividends                                             --               --               --
Issuance of  treasury stock for settlement
   of litigation                                         --          755,000          133,000
Issuance of common stock for settlement
   of litigation                                         --               --        1,200,000
Conversion of Series B preferred stock to
   common stock                                          --               --               --
Issuance of common stock in exchange
 for cancellation of options and warrants                --               --               --
Issuance of treasury stock in exchange
   for cancellation of options and warrants              --        1,181,000               --
Accretion of beneficial conversion feature
   on Series B preferred stock                           --               --          758,000
Issuance of stock for exercise of
   warrants and options                                  --               --            1,000
Warrants granted to non-employees
                                                         --               --           58,000
Net loss                                         (2,551,000)              --       (2,551,000)
                                               ------------     ------------     ------------
Balance, December 31, 1998                     $(61,147,000)    $ (1,403,000)    $  8,325,000
                                               ============     ============     ============


See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              For the years ended December 31, 1998, 1997 and 1996

                                                                         1998             1997             1996
                                                                     ------------     ------------     ------------
        Cash flows from operating activities:
           Adjustments to reconcile net loss to net cash provided
                 by (used in) operating activities:
           Net loss                                                  $ (1,793,000)    $(12,457,000)    $(22,952,000)
           Gain on sale of discontinued operations                             --               --       (4,219,000)
           Gain on sale of interest in subsidiary                      (1,643,000)              --               --
           Provision for loss from disposition of broadcast               240,000        2,543,000        2,478,000
           equipment
           Depreciation and amortization                                6,412,000        5,305,000        2,265,000
           Bad debt expense                                               850,000        1,462,000        1,840,000
           Non-cash stock compensation charges                            353,000        3,205,000        1,910,000
           Accreted interest expense                                      211,000          410,000           57,000
           Amortization of deferred revenue                            (1,022,000)        (719,000)        (898,000)
           Gain on sale of interest in building                                --         (905,000)              --
           Stock issued in settlement of litigation                            --          159,000               --
           Loss from discontinued operations                                   --               --        1,317,000
           Loss from cancellation of notes receivable                          --               --        4,252,000
           Loss from buyout of lease commitments                               --               --        2,007,000
           Charge for settlement warrants                                      --               --        1,234,000
           Change in discontinued operations                                   --               --       (2,761,000)
           Change in assets and liabilities:
                 Accounts receivable - trade                             (627,000)      (1,956,000)         448,000
                 Prepaid expenses and other assets                       (724,000)       3,542,000        1,430,000
                 Accounts payable, accrued expenses and
                                Other accrued liabilities                  64,000         (108,000)       3,305,000
                 Deferred revenue                                        (382,000)         523,000       (1,106,000)
                 Accruals for management severance and
                                Long-term liabilities                    (819,000)      (2,008,000)       3,216,000
                                                                     ------------     ------------     ------------

           Net cash provided by (used in) operating activities          1,120,000       (1,004,000)      (6,177,000)
                                                                     ------------     ------------     ------------

        Cash flows from investing activities:
           Capital expenditures                                        (3,002,000)      (3,700,000)      (4,411,000)
           Proceeds from sale of interest in subsidiary                 1,862,000               --               --
           Notes receivable                                               (70,000)              --          216,000
           Software development costs                                     (10,000)      (1,020,000)      (2,274,000)
           Proceeds from sale of interest in building                          --        1,405,000               --
           Proceeds from sale and leaseback transactions                       --               --        3,553,000
           Proceeds from sale of discontinued operations                       --               --       10,223,000
                                                                     ------------     ------------     ------------

           Net cash (used in) provided by investing activities         (1,220,000)      (3,315,000)       7,307,000
                                                                     ------------     ------------     ------------

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

                                                                         1998            1997            1996
                                                                      -----------     -----------     -----------
        Cash flows from financing activities:
             Principal payments under capital lease obligations       $  (104,000)             --              --
             Principal payments on debt                                        --     $(9,563,000)             --
             Proceeds from issuance of debt                                    --       4,470,000     $ 3,704,000
             Purchase of equipment related to sale and leaseback
                   transactions                                                --              --      (2,553,000)
             Proceeds from issuance of common and preferred stock,
                   less issuance costs paid in cash                            --       7,597,000         930,000
             Repurchase of common stock                                        --              --      (3,117,000)
                                                                      -----------     -----------     -----------

        Net cash provided by (used in) financing activities              (104,000)      2,504,000      (1,036,000)
                                                                      -----------     -----------     -----------

        Net (decrease) increase in cash and cash equivalents             (204,000)     (1,815,000)         94,000

        Cash and cash equivalents at beginning of year                  4,764,000       6,579,000       6,485,000
                                                                      -----------     -----------     -----------

        Cash and cash equivalents at end of year                      $ 4,560,000     $ 4,764,000     $ 6,579,000
                                                                      ===========     ===========     ===========


        Supplemental disclosures of cash flow information:

           Cash paid during the year for:

                 Interest                                             $   121,000     $   367,000     $        --
                                                                      ===========     ===========     ===========

                 Income taxes                                         $        --     $        --     $        --
                                                                      ===========     ===========     ===========

        Supplemental disclosure of non-cash investing and financing activities:

             Equipment acquired under capital leases                  $   464,000     $   258,000     $        --
                                                                      ===========     ===========     ===========

             Transfer of assets previously categorized as
                  Inventory, a current asset, to Broadcast
                  Equipment, a non-current asset                      $        --     $        --     $ 5,618,000
                                                                      ===========     ===========     ===========

         See accompanying notes to consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              For the years ended December 31, 1998, 1997 and 1996

 (1)     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS

                  NTN Communications, Inc. ("NTN") develops, produces and distributes individual and multi-player interactive entertainment programs to a variety of media platforms. NTN broadcasts a wide variety of games trivia and informational programming, to group viewing locations such as hotels, sports taverns and restaurants through its own interactive NTN Network. In addition, NTN brings multi-player interactive games into consumer households through its arrangement with personal computer on-line services and interactive television services.

         BASIS OF ACCOUNTING PRESENTATION

                  The consolidated financial statements include the accounts of NTN and its wholly-owned subsidiaries, IWN Inc. ("IWN") and IWN, L.P. ("the Company").

                  On June 16, 1998, the Company sold an 82.5% interest in LearnStar, Inc. (LearnStar) to NewStar Learning Systems, L.L.C. (NewStar) for $1,862,000. The transaction resulted in a gain of $1,643,000, which is included in other income for the year ended December 31, 1998. Sally A. Zoll, President of LearnStar, and Joe King, a partner with former NTN Director Ed Frazier in Frazier/King Media Holding, each hold an equity interest in NewStar. Upon closing of the transaction, Ed Frazier resigned from the Board of Directors of NTN in order to avoid any perception of a conflict of interest between his ongoing business relationship with Mr. King and NTN's continued minority interest in LearnStar.

                  In 1994, the Company also formed IWN, Inc. ("IWN"), which serves as the general partner of IWN, L.P., a limited partnership engaged in the development of interactive technology for gaming applications. IWN has no business or operations apart from its service as the general partner of IWN L.P. On April 1, 1998, the Company reached an agreement in principal with Omnigon, a California corporation, to sell up to 90% of the equity of IWN to Omnigon on or before May 31, 1998. Onmigon paid the Company $100,000 in April 1998 and an additional $100,000 in May 1998 for the option to acquire IWN under specific terms. Subsequently, however, the Company terminated negotiations with Omnigon for the proposed sale of IWN. As agreed, the Company used the non-refundable payments made by Omnigon to pay the operating expenses of IWN prior to the cancellation of the proposed transaction. NTN redirected IWN's business strategy toward the Australian, New Zealand and Asian marketplace, and building upon its existing venture in that market with IWN Australasia Limited (IWN-A). NTN and IWN-A, in which NTN holds a 25% equity interest, have agreed that IWN will provide research and development and technical support for IWN-A operations over the next several months. IWN-A will fund the development and support activities.

         CASH AND CASH EQUIVALENTS

                  For the purpose of financial statement presentation, the Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents consist of operational cash accounts and money market accounts with original maturities of three months or less. Included in cash and cash equivalents is $466,000 which is segregated in accordance with terms of operating lease agreements.

         BROADCAST EQUIPMENT AND FIXED ASSETS

                  Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets (three to five years). Depreciation of broadcast equipment is computed using the straight-line method over the estimated useful lives of the assets (two to four years). Amortization of fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

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

                  Other Revenue: Revenue is recognized when all material services or conditions relating to the transaction have been performed or satisfied.

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

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

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

         STOCK-BASED COMPENSATION

                  Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period, the fair value of all stock- based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                  Under SFAS No. 123, options or warrants issued to non-employees in exchange for goods or services received are recorded at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The Company believes that the fair value of financial instruments approximate their carrying value. The following methods and assumptions were used to estimate the fair value of financial instruments:

                  The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The fair value of the accrual for settlement warrants and other long-term liabilities are determined using the present value of expected future cash flows discounted at the interest rate currently available to the Company.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

         CONCENTRATION OF CREDIT RISK

                  The Company provides services to group viewing locations, generally bars and lounges, and to third party distributors, primarily throughout the United States. In addition, the Company licenses its technology and products to licensees outside of the United States. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains an allowance for doubtful accounts to provide for credit losses.

         USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         BASIC AND DILUTED EARNINGS PER COMMON SHARE

                  The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share". Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Options, warrants and convertible preferred stock representing approximately 5,569,000, 17,630,000 and 1,078,000 shares were excluded from the computations of net loss per common share for the years ended December 31, 1998, 1997 and 1996, respectively, as their effect is anti-dilutive. The Company anticipates issuing 218,400 additional shares of common stock to investors pursuant to certain anti-dilution provisions.

                  Reflected in the net loss available to common shareholders for the year ended December 31, 1998 is the accretion of the beneficial conversion feature on the Series B Preferred Stock in the amount of $758,000. The amount of the beneficial conversion feature is measured at the date of issue of the convertible security as the difference between the conversion price and the market value of the common stock into which the security is convertible. This amount is accounted for as a non-cash dividend on the convertible preferred stock with the same amount credited to additional paid-in capital, allocated over the period from issuance to first convertibility. Therefore, there is no impact to shareholders' equity. The beneficial conversion feature was fully accreted as of June 30, 1998. As described in Note 7 to the consolidated financial statements, the Company entered into an exchange agreement with the holders of the Series B Preferred Stock.

         RECLASSIFICATIONS

                  Certain items in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

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

                  The disposal of New World has been classified as discontinued operations in the accompanying consolidated financial statements for the year ended December 31, 1996. The Company recorded a gain on the sale of New World of $4,219,000, net of tax of $16,000. New World's revenue through the sale date was $2,085,000.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

(3)      MANAGEMENT REORGANIZATION

         On March 5, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board and Daniel C. Downs resigned as President. In addition, three other officers resigned or were terminated in connection with the reorganization ("Reorganization"). The Company entered into separate agreements ("Agreements") with each of the former officers setting out the terms on which their existing employment contracts with the Company would be settled. In compliance with the Agreements, the Company continues to pay the former officers their current annual salaries and other benefits for the remaining terms of their employment agreements with the Company, which expire on or before December 31, 1999.

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

         Total charges related to the Reorganization are comprised of the following:

                                                                             1997          1996
                                                                          ----------    ----------
             Contractual payments for Agreements, net of discount         $3,128,000    $  840,000
             Cancellation of notes receivable and related accrued
                  interest of $216,000 from former officers                       --     4,252,000
             Cancellation of note receivable from President                  150,000            --
             Bonus granted to President                                       85,000            --
             Charge related to extension of the exercise period and
                  reduction in the exercise price of certain warrants
                  and options                                              1,450,000            --
                                                                          ----------    ----------
             Total charges                                                $4,813,000    $5,092,000
                                                                          ==========    ==========

             Interest expense totaling $56,000 and $185,000 was incurred in 1998 and 1997, respectively, related to the Agreements.

             Effective December 31, 1996, as a result of the Reorganization, a total of $4,252,000 of loans to former officers and the related interest were cancelled including personal loans made to Alan Magerman, a former director and Patrick J. Downs of $185,000 and $251,000, respectively.

             Upon joining the Company as Chief Financial Officer, Gerald Sokol, Jr. (Mr. Sokol is no longer with the Company) was granted a total of 700,000 options to purchase Common Stock at prices ranging from $5.00 to $5.08 per share. The options were exercisable as follows:
             100,000 upon grant, 200,000 in three equal annual installments and 400,000 exercisable only if the closing price of the Common Stock was at least $11 per share for ten consecutive days prior to August 15, 1998. All of the options were subject to acceleration in the event of a "Change in Control Event" as defined. Such a Change of Control Event occurred in March 1997 as a consequence of the Reorganization and all the options became vested and exercisable in full at that time. Also as a result of the Reorganization in 1997, the Board of Directors granted Gerald Sokol Jr. an additional 600,000 options to purchase the Common Stock of the Company.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

(4)      BROADCAST EQUIPMENT AND FIXED ASSETS

         Broadcast equipment and fixed assets are recorded at cost and consist of the following:

                                            1998             1997
                                         -----------     ------------
        Broadcast equipment              $ 9,243,000     $  8,602,000
        Furniture and fixtures               294,000          296,000
        Machinery and equipment            3,958,000        3,463,000
        Leasehold Improvements               472,000          472,000
        Equipment under capital lease        724,000          258,000
        Other equipment                       36,000          181,000
                                        ------------     ------------

                                          14,727,000       13,272,000
        Accumulated depreciation          (7,478,000)      (5,299,000)
                                        ------------     ------------
                                        $  7,249,000     $  7,973,000
                                        ============     ============

         In February 1999, the Company introduced a second network to be broadcast for a fee to the Hospitality industry. Deployment of the New Network to subscriber locations is scheduled to begin in April 1999. The Company currently plans to operate the current network for approximately 18 more months. The Company has evaluated the estimated useful lives of the equipment and technology relating to the existing network. Accordingly, beginning in February 1999, the Company will depreciate these amounts over the estimated remaining life of 18 months.

         Beginning in 1993 and through June 30, 1996, the Company had entered into various sale and leaseback arrangements. In the fourth quarter of 1996, the Company completed a plan to repurchase equipment related to the prior years' lease arrangements. The Company recorded a charge of approximately $2,007,000 related to the termination of these lease arrangements. This charge is included in equipment lease expense in 1996. Management does not intend to use sale and leaseback arrangements as a method of financing in future periods and does not intend to purchase equipment to be held as inventory for sale. Accordingly, in the fourth quarter of 1996, the Company reclassified all remaining inventory to broadcast equipment and began recording depreciation charges on all assets placed in service.

(5)      SHORT-TERM BORROWINGS

         In December 1995, the Company entered into a sale, purchase and investment agreement ("Agreement") with Symphony LLC ("Symphony"), an unaffiliated company whereby Symphony purchased 10% interest in IWN for $350,000 and would make capital contributions totaling $2,650,000 to IWN L.P., a limited partnership of which IWN is the general partner. In accordance with the Agreement, the Company issued to Symphony a warrant to purchase 400,000 shares of the Company's Common Stock, exercisable at $4.125 per share.

         The Agreement included a provision whereby Symphony had the option to put ("Put Option") its partnership interest in IWN L.P. and its shares of IWN to the Company during the period from April 1, 1997 through December 1, 1997 for certain consideration. The amount contributed by Symphony was recorded as a short-term borrowing and the Company has consolidated the accounts and results of operations of IWN L.P. in the financial statements.

         On April 8, 1997, Symphony exercised the Put Option. In June 1997, the Company paid Symphony $3,556,000 in full payment of the Put Option. Included in this amount was accrued interest of $261,000 and an additional capital contribution made in 1997 by Symphony of $400,000. In addition, the warrant to purchase 400,000 shares of the Company's Common Stock was cancelled.

         In June 1997, the Company borrowed $3,700,000 from GTECH Corp. ("GTECH"), with whom it had agreed in principle to enter into a merger agreement. Of this amount, $3,556,000 was used to pay Symphony as noted above. The merger agreement was terminated in August 1997. The loan bore interest at the rate of 13% per year and was secured by a pledge of all of the capital stock of IWN Inc. and a collateral assignment of the Company's partnership interest in IWN L.P. On November 3, 1997, the Company repaid the entire outstanding principal and accrued interest of $3,883,000 to GTECH with a portion of the proceeds of a private placement of preferred stock.

(6)      COMMON STOCK OPTIONS AND WARRANTS

         The Company has two active stock option plans. The 1995 Employee Stock Option Plan (the "Option Plan") was approved by the shareholders in 1995 and was subsequently amended. Under the Option Plan, options for the purchase of the Company's common stock may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except, the Board of Directors, at its discretion, can authorize acceleration of vesting periods. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan is 7,000,000.

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

         A summary of the status of the Company's two active stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

                                            Special Plan                       Option Plan
                                    ------------------------------     --------------------------------
                                                  Weighted Average                     Weighted Average
                                      Shares       Exercise Price        Shares         Exercise Price
                                    ----------    -----------------    ----------      ----------------
Outstanding December 31, 1995               --              --          4,540,000        $     5.84
Granted                                600,000      $     5.00          2,398,000              3.69
Exercised                                   --              --            (29,000)             3.07
Canceled                                    --              --           (220,000)             5.52
                                    ----------      ----------         ----------        ----------

Outstanding December 31, 1996          600,000            5.00          6,689,000              5.09
Granted                                430,000            3.30          1,947,000              2.66
Exercised                                   --              --            (45,000)             2.08
Canceled                                    --              --         (3,503,000)             5.58
                                    ----------      ----------         ----------        ----------

Outstanding December 31, 1997        1,030,000            3.01          5,088,000              3.47
Granted                                104,000            2.81          3,290,000              0.93
Exercised                                   --              --                 --                --
Canceled                              (430,000)           3.30         (3,721,000)             3.59
                                    ----------      ----------         ----------        ----------

Outstanding December 31, 1998          704,000      $     2.81          4,657,000        $     1.58
                                    ==========      ==========         ==========        ==========
Exercisable as of December 31, 1996         --              --          3,534,000        $     6.04
Exercisable as of December 31, 1997    740,000      $     3.09          3,080,000        $     3.96
Exercisable as of December 31, 1998    638,000      $     2.81          1,091,000        $     3.04



         In April 1998, the Board of Directors approved the issuance of 564,000 options with exercise price of $1.00 in exchange for the cancellation of various prior employee options under the Option Plan with exercise prices ranging from $2.00 to $6.50. No compensation expense was recorded as a result of the issuance.

         In May 1997, the Board of Directors approved a modification to previously issued options under the Special and Option Plans whereby the exercise price of 1,612,000 options issued to certain members of the Board of Directors, management and employees was reduced to $2.81. The previous exercise prices ranged from $3.50 to $5.08. No compensation expense was recorded as a result of the modification.

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

In March 1998, the Company issued approximately 277,000 shares of Common Stock to two former officers in exchange for the surrender and cancellation of certain previously outstanding warrants and options to purchase 1,500,000 shares of Common Stock at exercise prices ranging from $2.00 to $4.75 per share. The fair market value of the shares issued was approximately $242,000, which was less than the fair value of the warrants and options received in the exchange.

A summary of options exercisable and the weighted average fair value of options issued in 1998 and 1997 are as follows:

                                                 1998                 1997
                                             -------------       -------------
Special Plan:
Options exercisable at end of year                 638,000             740,000
                                             =============       =============

Weighted average fair value of options
  granted during the year                    $        0.85       $        3.74
                                             =============       =============

Option Plan:
Options exercisable at end of year               1,091,000           3,080,000
                                             =============       =============

Weighted average fair value of options
  granted during the year                    $        0.72       $        2.58
                                             =============       =============

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

         The following table summarizes information about the Special Plan and the Option Plan as of December 31, 1998.

                                       Options Outstanding                                      Options
Exercisable

                                         Weighted Average
 Range of                 Number            Remaining        Weighted Average       Number       Weighted Average
 Exercise Prices        Outstanding      Contractual Life     Exercise Price      Exercisable    Exercise Price
 ----------------       -----------      ----------------    ----------------     -----------    ----------------
Special Plan:
$2.81                      704,000           5 years              $2.81            638,000         $2.81

Option Plan:
$0.56 - $1.50            3,095,000          10 years              $0.90                 --         $  --
$1.51 - $3.00            1,289,000           7 years              $2.70            851,000         $2.76
$3.01 - $6.50              273,000           4 years              $3.96            240,000         $4.02

         The Company has issued various options pursuant to the Special Plan to non-employees to purchase common stock in 1997, the majority of which were exercisable as of December 31, 1997. In compliance with SFAS No. 123, the Company expensed $354,000 in 1997 associated with the grant of 134,000 options in 1997. The fair value of each grant in 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0% percent, risk-free interest rate of 6.5%, expected volatility of 179%, and an expected option life of 5 years.

         The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the consolidated financial statements for the issuance of options to employees pursuant to the Special Plan and the Option Plan. Had compensation cost related to employees for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share applicable to common stock would have been increased to the pro forma amounts indicated below.

                                                            1998              1997                 1996
                                                            ----              ----                 ----
         Net loss                 As reported            $2,551,000        $12,457,000         $22,952,000
                                  Pro forma              $4,365,000        $16,733,000         $27,823,000

         Net loss per share       As reported            $     0.10        $      0.55         $      1.02
                                  Pro forma              $     0.17        $      0.74         $      1.23

         Pro forma net loss reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above since compensation cost is reflected over the option vesting periods and compensation cost for options granted prior to January 1, 1996 are not considered. The fair value of each option grant in 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998 - dividend yield of 0% percent, risk-free interest rates ranging from 4.15% to 5.26%, expected volatility of 188%, and expected option lives ranging from 3 years to 7 years; 1997 - dividend yield of 0%, risk-free interest rate of 6.5%, expected volatility of 179%, and expected option lives ranging from 5 years to 10 years; 1996 - dividend yield of 0%, risk-free interest rates ranging from 6.5% to 6.8%, expected volatility of 90%, and expected option lives ranging from 5 years to 10 years.

         The weighted average fair value of warrants granted during 1998, 1997 and 1996 was $0.50, $1.83 and $3.11, respectively. In compliance with SFAS No. 123, the Company expensed $1,401,000 in 1997 and $1,910,000 in 1996 associated with the grant of 1,065,000 warrants in 1997 and 616,000 warrants in 1996, respectively.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

         At December 31, 1998, 1997 and 1996, the weighted average exercise price of exercisable warrants was $2.49, $3.63 and $4.10 respectively. The fair value of each warrant grant in 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1998 - dividend yield of 0% percent, risk- free interest rate of 4.23%, expected volatility of 188%, and an expected warrant life of 2.3 years; 1997 - dividend yield of 0% percent, risk-free interest rate of 6.5%, expected volatility of 179%, and an expected warrant life of 10 years; 1996 - dividend yield of 0% percent, risk-free interest rates ranging from 5.3% to 6.5%, expected volatility of 90%, and an expected warrant live of 5 years. The following summarizes warrants issued and outstanding and weighted average exercise prices:

                                OUTSTANDING        WEIGHTED AVERAGE
                                 WARRANTS          EXERCISE PRICES
                                -----------        ----------------
         December 31, 1995        4,189,000              3.95
         Granted                    616,000              4.45
         Exercised                 (224,000)             2.34
         Canceled                        --
                                 ----------

         December 31, 1996        4,581,000              4.10
         Granted                  1,065,000              1.83
         Exercised                 (374,000)             2.07
         Canceled                (1,078,000)             4.39
                                 ----------

         December 31, 1997        4,194,000              3.63
         Granted                  1,000,000              1.25
         Exercised                       --                --
         Canceled                (2,291,000)             4.02
                                 ----------
         December 31, 1998        2,903,000              2.49
                                 ==========

(7)      CUMULATIVE CONVERTIBLE PREFERRED STOCK

         The Company has authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated are a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and a series of 85,000 shares of Series B Preferred Stock.

         Series A

         At December 31, 1998 and 1997, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10%, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 1998, 1997 and 1996, the Company issued approximately 19,000, 8,000 and 3,000 common shares, respectively, for payment of dividends. At December 31, 1998, the cumulative unpaid dividends for the Series A Preferred Stock was approximately $1,300.

         The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of NTN Common Stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. During 1998 and 1997, there were no conversions. During 1996, approximately 2,000 shares of Series A Preferred Stock converted into approximately 400 shares of Common Stock. There are no mandatory conversion terms or dates associated with the Series A Preferred Stock.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

         Series B

         In October 1997, NTN sold and issued 35,000 shares of Series B Preferred Stock each to two institutional purchasers ("the Investors") for a total of $7,000,000. The sale of the Series B Preferred Stock was effected pursuant to Regulation D of the Securities and Exchange Commission under the Securities Act of 1993 as amended. The Company paid $210,000 in financial advisory services in connection with the sale of the Series B Preferred Stock. A portion of the net proceeds from the private placement was used to repay indebtedness and accrued interest to GTECH totaling $3,883,000. The balance was used for general working capital purposes.

         As of October 5, 1998, 14,000 shares of the Series B Preferred Stock (plus accrued dividends) had been converted into 2,430,000 shares of common stock of the Company, leaving 56,000 shares of the Series B Preferred Stock outstanding. On October 5, 1998, NTN entered into an Exchange Agreement with the Investors pursuant to which they agreed to surrender for cancellation their remaining shares of Series B Preferred Stock in exchange for warrants and convertible notes as described below. Pending their surrender and cancellation, the dividend rate on the Series B Preferred Stock was increased from 4% to 7% and the conversion price of the Series B Preferred Stock was fixed at $1.275 per share consistent with the interest rate and conversion price under the convertible notes described below.

         The Company also agreed to issue each of the Investors a 7% Convertible Senior Subordinated Note of the Company in a principal amount equal to the stated value of their Series B Preferred Stock, plus accrued and unpaid dividends through the date of issuance of the convertible notes.

         The convertible notes were issued January 11, 1999 and bear interest at the annual rate of 7% per annum. Interest is due and payable in quarterly installments, in arrears, and the entire principal amount will be due and payable on February 1, 2001. Interest on the convertible notes may be paid in cash or, at NTN's election, in shares of its common stock valued for this purpose at 90% of the average closing bid price of the common stock during the 10 trading days preceding the interest payment date.

         At any time after a period of 20 consecutive trading days during which the daily "Market Price" (as defined in the Exchange Agreement) of the common stock equals or exceeds $1.75 (subject to adjustment), the Company may elect upon 45 days prior written notice to prepay all or any portion of the convertible notes at a price of 105% of the outstanding principal amount, plus accrued and unpaid interest. The convertible notes will continue to be convertible, however, at any time prior to prepayment in full. The convertible notes must be prepaid in connection with a merger or consolidation of the Company or other "Major Transaction" (as defined in the Exchange Agreement) if the consideration per share of common stock in the Major Transaction is at least $1.50. In such event, the prepayment price will be 105% of the outstanding principal amount of the convertible notes, plus accrued and unpaid interest.

         The holders of the convertible notes may convert them at any time, in whole or in part, at their option. The number of shares of common stock issuable upon conversion of each convertible note will be determined by dividing the outstanding principal amount to be converted, plus any accrued and unpaid interest, by the conversion price then in effect. The conversion price will be $1.275 per share, subject to adjustment if certain events, including stock dividends or subdivisions or reclassifications of the common stock or any sale or issuance of common stock (or of rights or options to subscribe for or purchase common stock) for no consideration or for a consideration per share less than the "Average Market Price" (as defined in the Exchange Agreement) of the common stock. The actual number of shares of common stock issuable upon any conversion of the convertible notes will depend on the conversion price in effect on the relevant conversion date.

         The convertible notes are subordinate in right of payment to the prior payment of all "Senior Debt" (as defined in the Exchange Agreement). The Company is restricted under the terms of the convertible notes from incurring any Senior Debt in excess of $10,000,000 or any other indebtedness (except Senior Debt and "Subordinated Debt" (as defined in the Exchange Agreement)) in excess of $2,000,000 at any time.

         The Company will be in default under the convertible notes if it fails to pay any principal or interest on the convertible notes when due, and in certain other events, including in the event of a material adverse change in the condition, financial or otherwise, or operations of the Company as determined by the holders of the convertible notes in their discretion. If the Company defaults under the convertible notes, in the discretion of the holders of the convertible notes, the entire outstanding principal amount of the convertible notes and all accrued and unpaid interest will become immediately due and payable in full.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

         On October 5, 1998, in consideration for their entering into the Exchange Agreement on October 5, 1998, NTN issued to each of the Investors a warrant to purchase 500,000 shares of common stock at an initial purchase price of $1.25 per share. The purchase price of shares of common stock under the warrants will be subject to reduction based on the future "Market Price" (as defined) of the common stock as follows: the purchase price will be (i) $0.75, if the daily Market Price on each day during any 10 consecutive trading days shall be equal to or greater than $1.75 but less than $2.00; (ii) $0.625, if the daily Market Price on each day during any 10 consecutive trading days shall be equal to or greater than $2.00 but less than $2.25; (iii) $0.50, if the daily Market Price on each day during any 10 consecutive trading days shall be equal to or greater than $2.25 but less than $2.50; (iv) $0.375, if the daily Market Price on each day during any 10 consecutive trading days shall be equal to or greater than $2.50 but less than $3.00; (v) $0.25, if the daily Market Price on each day during any 10 consecutive trading days shall be equal to or greater than $3.00 but less than $4.00; and (vi) $0.005, if the daily Market Price on each day during any 10 consecutive trading days shall be equal to or greater than $4.00. No adjustments to the purchase price will be made to increase the purchase price in effect at any time. The warrants are exercisable at any time on or before February 1, 2001. In the event, however, that a "Major Transaction" (as defined in the Convertible Notes) occurs, NTN may elect upon 30 days prior written notice to the warrant holders to accelerate the expiration date of the warrants so long as the consideration per share of common stock which would be received by the warrant holders in the Major Transaction exceeds the then-applicable purchase price per share under the warrants.

         The warrants contain certain antidilution provisions that require adjustments in the purchase price and the number of shares of common stock purchasable in the event of a stock dividend, subdivision or combination of the outstanding shares of common stock or in the event of a recapitalization of the Company and certain similar events. In addition, the exercise price and number of shares purchasable under the warrants are to be adjusted in the event the Company issues additional shares of common stock (or rights or options to subscribe for or purchase common stock) for no consideration, or for a consideration per share of common stock less than the "Current Market Price" (as defined) of the common stock under any employee stock option plan or other employee plan approved by the Company's Board of Directors, provided that the exercise or purchase price is not less than 85% of the fair market value on the date of grant. The warrants allow for cashless exercises by means of the Company's withholding of shares of common stock otherwise issuable to the holder, which shares are to be valued for this purpose based on the market price of the common stock at the time.

         A registration statement on Form S-3 covering 4,637,516 shares of common stock, some or all of which may be issuable upon conversion of the 7% convertible senior subordinated notes, was declared effective by the Securities and Exchange Commission on January 8, 1999.

(8)      RETIREMENT AND SAVINGS PLANS

         DEFINED CONTRIBUTION PLAN

                  During 1994, the Company established a defined contribution plan which is organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least six months of service or reached age 21, whichever is later, to defer up to 15% of their pay on a pre-tax basis. The Company, at its discretion, may contribute to the plan. For the years ended December 31, 1998, 1997 and 1996, the Company made no such contributions.

         DEFINED BENEFIT PENSION PLAN

                  In connection with the Reorganization in 1997, the Company terminated a non-qualified, non-contributory pension plan that covered certain former officers. There were no accrued pension benefits payable to any participants upon termination of the plan. The plan was secured by whole- life insurance policies for certain former officers. The Company had previously borrowed funds against these assets. Upon termination, the loans were repaid and the net assets were liquidated.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

         DEFERRED COMPENSATION PLAN

                  In connection with the Reorganization in 1997, the Company terminated an unfunded, non-qualified deferred compensation plan that covered certain former officers. The accrued plan benefits of $580,000 included in accrued expenses as of December 31, 1996 were substantially paid to participants in 1997. Unpaid benefits at December 31, 1998 and 1997 were $29,000 and $58,000, respectively.

(9)      INCOME TAXES

         For each of the years ended December 31, 1998, 1997 and 1996, there was no provision for current or deferred income taxes. The components that comprise deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:


                                                             1998                1997
                                                         ------------        ------------
        Deferred tax assets:
              NOL carryforwards                          $ 17,295,000        $ 14,527,000
              Legal and litigation accruals                   361,000           1,465,000
              Allowance for doubtful accounts                 719,000             549,000
              Compensation and vacation accrual               779,000           1,021,000
              Accrued Expenses                              1,032,000             240,000
              Sale and leaseback transactions                      --             119,000
              Allowance for equipment obsolescence            133,000             333,000
              Deferred revenue                                280,000             396,000
              Research and experimentation credit             247,000             247,000
              Depreciation                                    376,000                  --
              Charitable contributions                         12,000                  --
              Other                                                --              73,000
                                                         ------------        ------------

        Total gross deferred tax assets                    21,234,000          18,970,000
        Valuation allowance                               (20,703,000)        (17,572,000)
                                                         ------------        ------------
        Net deferred tax assets                               531,000           1,398,000
                                                         ------------        ------------

        Deferred tax liabilities:
              Capitalized software                            457,000           1,263,000
              Amortization                                     55,000                  --
              Depreciation                                         --             135,000
              Other                                            19,000                  --
                                                         ------------        ------------

        Total gross deferred liabilities                      531,000           1,398,000
                                                         ------------        ------------

        Net deferred taxes                               $         --        $         --
                                                         ============        ============

         The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate is as follows:

                                                                1998             1997             1996
                                                            -----------      -----------      -----------
        Tax at federal income tax rate                      $  (610,000)     $(4,235,000)     $(7,804,000)
        State taxes net of federal benefit                     (105,000)        (142,000)         139,000
        Settlement warrants and SFAS 123 charges                 84,000        1,109,000          650,000
        Nondeductible expenses of IWN                           299,000               --               --
        Sale of LearnStar                                      (559,000)              --               --
        Change in valuation allowance                         3,131,000        2,768,000        3,077,000
        Adjustments of net operating loss carryforwards      (2,313,000)         563,000        3,694,000
        Other                                                    73,000          (63,000)         244,000
                                                            -----------      -----------      -----------
                                                            $        --      $        --      $        --
                                                            ===========      ===========      ===========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

         The net change in the total valuation allowance for the years ended December 31, 1998, 1997 and 1996 was an increase of $3,131,000,
         $2,768,000 and $3,077,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

         At December 31, 1998, the Company has available net operating loss carryforwards of approximately $48,387,000 for federal income tax purposes, which begin to expire in 2006. The net operating loss carryforwards for state purposes, which began expiring in 1998 are approximately $9,547,000.

(10)     COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases office and production facilities and equipment under agreements which expire at various dates. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses. Additionally, the Company has entered into lease agreements for certain equipment used in broadcast operations, some of which involve sale and leaseback transactions. Any deferred gains on sale and leaseback transactions are amortized over the three year lease terms. Each lease provides an option to the Company to repurchase the equipment at the estimated fair market value at the end of the lease term. Included in other current assets at December 31, 1998 and in other assets at December 31, 1997 are security deposits totaling $184,000 relating to these agreements. Lease expense under operating leases totaled $1,505,000, 1,299,000 and $5,648,000, in 1998, 1997 and 1996, respectively, net of sublease income of $46,000 in 1998.

         In November 1997, the Company sold its interest in a LLC that owns the building containing the Company's corporate office. A gain of $905,000 was recognized in 1997.

         Future minimum lease obligations under noncancelable operating leases, net of expected sublease payments of $148,000 in 1999, $154,000 in 2000 and $79,000 in 2001, at December 31, 1998 are as follows:

                  YEARS ENDING             TOTAL
                  ------------          ----------
                     1999               $  831,000
                     2000                  322,000
                     2001                   15,000
                                        ----------
                     Total              $1,168,000
                                        ==========

         CAPITAL LEASES

         The Company entered into capital leases for the purchase of new equipment. Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 1998 are as follows:

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

                                        YEAR ENDING                          TOTAL
                                        -----------                        ---------
                                            1999                           $ 263,000
                                            2000                             263,000
                                            2001                             134,000
                                            2002                              21,000
                                            2003                              17,000
                                                                           ---------

                           Total minimum lease payments                      698,000
                           Less: Amount representing interest
                                ranging from 9.25% to 23.9%                 (113,000)
                                                                           ---------

                           Present value of net minimum lease payments       585,000
                           Less current portion                             (205,000)
                                                                           ---------
                           Long term portion                               $ 380,000
                                                                           =========

                  Property under capital leases follows:

                                                             1998              1997
                                                           --------          -------
                           Equipment                        724,000          258,000
                           Accumulated depreciation        (159,000)         (23,000)
                                                           --------         --------
                                                           $565,000         $235,000
                                                           ========         ========

 (11)    LEGAL ACTIONS

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position taken as a whole.

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

         Although the Put Right may expire based on the closing price of the Common Stock over the next two years, the Company has recognized the potential liability related to the Put Right. Accordingly, a charge of $1,291,000 for the present value (discounted at 15%) and related interest expense for the Put Right was recognized in 1996. The difference between the amount expensed and the total potential liability, $545,000, will be accreted as interest expense and charged over the period from September 1996 until February 18, 2000. A total of $154,000 and $225,000 was charged to interest expense related to the Put Right in 1998 and 1997, respectively.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

         On April 18, 1995, a class action lawsuit was filed in United States District Court for the Southern District of California entitled Lenora Isaacs, on behalf of herself and all others similarly situated vs. NTN Communications and Patrick J. Downs. The complaint alleges violations of federal securities laws based upon the Company's projections for the fourth quarter of 1994 and for the 1994 fiscal year, and further alleges that certain of the Company's insiders sold stock on information not generally known to the public. As previously reported, the Company has agreed to a settlement having a total value of $1,450,000. The settlement which was approved by the Court in January 1998, consists of $250,000 in cash with the remaining balance of $1,200,000 being payable with the Company's common stock or in cash, at the Company's election. A change of $2,800,000 was recorded in 1996 for the estimated settlement. In the fourth quarter of 1997, the Company reduced the accrual for the settlement and accordingly reduced its legal expense by $1,350,000 as a result of the change in estimate related to the settlement. In September 1998, the Company issued a total of 1,200,000 shares of common stock, issued at a fixed price of $1.00 per share, pursuant to the settlement of this class action lawsuit which was approved by the court in January 1998.

         On June 11, 1997, the Company was included as a defendant in a class-action lawsuit, entitled Eliot Miller and Jay Iyer, shareholders on behalf of themselves and all others similarly situated vs. NTN Communications, Inc., Patrick J. Downs, Daniel C. Downs, Donald C. Klosterman, Ronald E. Hogan, Gerald P. McLaughlin and KPMG Peat Marwick LLP, filed in the United States District Court for the Southern District of California. The complaint alleges violations of state and federal securities laws based upon purported omissions from the Company's filings with the Securities and Exchange Commission. More particularly, the complaint alleges that the directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from the Company. The plaintiffs further allege that defendants made false statements about, and failed to disclose, contingent liabilities (guaranteed compensation to management and the right of an investor in IWN to require the Company to repurchase its investment during 1997) and phantom assets (loans to management) in the Company's financial statements and KPMG LLP's audit reports, all of which served allegedly to inflate the trading price of the Company's Common Stock. On November 7, 1997, the court granted KPMG LLP's motion to dismiss the plaintiffs' claims against it pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief may be granted.

         On July 3, 1997, the Company filed a motion to dismiss the lawsuit. On November 6, 1997, the Court dismissed all of the plaintiff's state law causes of action against the Company but retained the plaintiff's federal law causes of action. In February 1998, the attorneys representing the plaintiffs in this litigation filed an action entitled Dorman vs. NTN Communications, Inc. in the Superior Court of San Diego County, California in which they essentially replead the state law causes of action dismissed in the federal lawsuit. The Company has filed a motion for summary judgment in each action. In March 1999, the Court issued a telephonic ruling granting the Company's motion in the Dorman matter; however, judgment has not yet been entered. In the Company's opinion, the claims in these two lawsuits are covered by directors and officers liability insurance providing $10,000,000 of coverage. The Company has submitted these claims to its directors and officers liability insurance underwriters, who have accepted such claims subject to reservation of rights. The Company's deductible under the insurance policy is $200,000 per claim.

         The Company has been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). With the court's assistance, the Company and IN have been able to reach a resolution of all pending disputes in the United States and have agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving the Company, its unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. No action was taken in the Canadian litigation until May 1998, when IN gave notice of its intention to proceed. In November 1998, the Company and its Canadian licensee filed a counterclaim against IN. These actions affect only the Canadian operations of the Company and its Canadian licensee and do not extend to the Company's operations in the United States or elsewhere. Although they cannot be estimated with certainty, any damages the Company might incur are not expected to be material.

         In November, 1997, a former advertising manager brought a suit against the Company alleging breach of an alleged employment contract and age discrimination. The age discrimination claims were subsequently dismissed. The court rendered judgment in the amount of $167,000 plus interest in favor of the plaintiff. The Company has agreed to pay this judgment over a twelve month period beginning March 5, 1999.

         In March, 1998, the Company's former independent representative in the State of Georgia filed suit against the Company in Atlanta, Georgia alleging wrongful termination of its distributor agreement and other breaches of such agreement. The Company has filed a motion to amend to bring a counterclaim seeking damages for fraud and conversion against the former sales representative. It is not anticipated at the present time that the outcome of this lawsuit will have a material adverse effect on the financial position of the Company taken as a whole.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              For the years ended December 31, 1998, 1997 and 1996

         In March 1998, the Company entered into a Compromise Settlement and Mutual Release Agreement in settlement of a prior arrangement between the Company and a former independent representative under which he and companies affiliated with him acted as independent distributors of the NTN Network. Pursuant to the Settlement Agreement, the Company paid $156,000 in cash and issued 175,000 shares of common stock to the former independent representative.

         The Company's Playmaker(R) systems which are installed in over 2,900 hospitality locations throughout the United States utilize the MS-DOS operating system software. NTN does not have a license to use MS-DOS for this purpose, and, in September 1998, the Company received correspondence from counsel to Microsoft Corporation and related inquires from the Business Software Alliance and Software Publishers Association, two industry associations, requesting information regarding our use of MS-DOS. In response, NTN conducted an internal audit and produced the results to counsel to the three entities. Based on the audit results, it has been determined that NTN has insufficient licensing for the MS-DOS in use in the hospitality locations. Settlement negotiations are currently underway in an effort to resolve this matter with the software publishing entities. It is possible that NTN will be required to pay Microsoft for its prior use of MS-DOS, and at present the Company cannot predict what effect this may have on its future financial condition or results of operations. The Company believes that its accrual for litigation costs is adequate to cover any potential settlement required to be paid.

         There can be no assurance that any or all of the foregoing claims will be decided in favor of the Company, which is not insured against all claims made. During the pendency of such claims, the Company will continue to incur the costs of defense of same. Other than set forth above, there is no material litigation pending or threatened against the Company.

(12)     SEGMENT INFORMATION

         The Company analyzes segment performance based on revenue. Network Services comprise 78% of the Company's total revenue and is the only reportable segment. The following tables set forth certain information regarding the Company's segments and other operations:

                                       1998              1997              1996
                                   ------------      ------------      ------------
Revenues:
     Network Services              $ 18,785,000      $ 19,009,000      $ 19,269,000
     Other                            5,409,000         6,852,000         6,442,000
                                   ------------      ------------      ------------
Total Revenues                     $ 24,194,000      $ 25,861,000      $ 25,711,000
                                   ============      ============      ============

Operating income (loss):
     Network Services              $  7,093,000      $ 13,680,000      $ 12,291,000
     Other                            2,317,000         4,573,000           543,000
     Corporate                      (12,857,000)      (31,060,000)      (38,689,000)
                                   ------------      ------------      ------------
Operating Loss                     $ (3,447,000)     $(12,807,000)      (25,855,000)
                                   ============      ============      ============

Total Assets:
     Network Services              $  6,963,000      $ 10,510,000      $ 11,897,000
     Other                            1,403,000         1,971,000         2,152,000
     Corporate                        8,401,000         7,790,000        14,455,000
                                   ------------      ------------      ------------
Total Assets                       $ 16,767,000      $ 20,271,000        28,504,000
                                   ============      ============      ============

Capital Expenditures and
  Software Development Costs:
     Network Services              $  2,383,000      $  4,050,000      $  5,844,000
     Other                                   --                --                --
     Corporate                          629,000           670,000           841,000
                                   ------------      ------------      ------------
Capital Expenditures and
  Software Development Costs       $  3,012,000      $  4,720,000         6,685,000
                                   ============      ============      ============

Depreciation and amortization:
     Network Services                 4,815,000         4,730,000         1,614,000
     Other                              232,000                --           129,000
     Corporate                        1,365,000           575,000           522,000
                                   ------------      ------------      ------------
Total depreciation and
     amortization                     6,412,000         5,305,000         2,265,000
                                   ============      ============      ============

                                  Schedule II
                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Valuation and Qualifying Accounts(a)

                  Years ended December 31, 1998, 1997 and 1996

                                                         ADDITIONS                        BALANCE
            ALLOWANCE FOR                BALANCE AT      CHARGED TO                        AT END
         DOUBTFUL ACCOUNTS               BEGINNING        EXPENSE       DEDUCTIONS(b)    OF PERIOD
         -----------------               ----------      ----------     --------------   ----------
                1996                     $  558,000      1,840,000        835,000        $1,563,000

                1997                     $1,563,000      1,462,000      1,712,000        $1,313,000

                1998                     $1,313,000        850,000        443,000(c)     $1,720,000


(a) On June 30, 1996, the Company sold all of the assets and business of its New World Computing subsidiary. The disposal of New World has been classified as a discontinued operation in the accompanying consolidated financial statements and the consolidated financial statement schedule above for all prior periods.

(b) Reflects trade accounts receivable written off during the year.

(c) In June 1998, the Company sold 82.5% of its interest in LearnStar, Inc. The deductions for 1998 include $379,000 related to the allowance for LearnStar, Inc. at the time of the sale.

                 See accompanying independent auditors report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 29, 1999                          NTN COMMUNICATIONS, INC.


                                                By:  /s/ KENDRA BERGER
                                                     ---------------------------
                                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                                 TITLE                              DATE
        ---------                                 -----                              ----
/s/ STANLEY B. KINSEY                    Chief Executive Officer and            March 29, 1999
----------------------------             Chairman of the Board
Stanley B. Kinsey

/s/ BARRY BERGSMAN                       Director                               March 29, 1999
----------------------------
Barry Bergsman

/s/ ROBERT M. BENNETT                    Director                               March 29, 1999
----------------------------
Robert M. Bennett

/s/ DONALD C. KLOSTERMAN                 Director                               March 29, 1999
----------------------------
Donald C. Klosterman

/s/ ESTHER L. RODRIGUEZ                  Director                               March 29, 1999
----------------------------
Esther L. Rodriguez

                               INDEX TO EXHIBITS


             EXHIBIT
               NO.                 DESCRIPTION
            -------                -----------
              10.1   Amended and Restated Certificate of Incorporation of the
                     Company, as amended (13)

              10.2   By-laws of the Company (2)

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

              10.26* Consulting Agreement, dated as of March 14, 1997, between
                     NTN Communications Inc. and Donald Klosterman. (9)

              10.27* General Release, dated as of December 31, 1996, between
                     NTN Communications Inc. and Patrick J Downs. (9)

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

              10.30* General Release, dated as of December 31, 1996, between
                     NTN Communications Inc. and Gerald P. McLaughlin. (9)

              10.31* General Release, dated as of December 31, 1996, between
                     NTN Communications Inc. and Michael J. Downs. (9)

              10.32* General Release, dated as of December 31, 1996, between
                     NTN Communications Inc. and Robert Klosterman. (9)

              10.33* Special Stock Option dated August 18, 1996 between NTN
                     Communications, Inc. and Gerald Sokol, Jr.(9)

              10.34* Special Stock Option dated August 25, 1996 between NTN
                     Communications, Inc. and Robert Bennett (9)

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

              10.46  Exclusive Maintenance and Installation Agreement dated
                     March 30, 1998 by and between NTN Communications, Inc. and
                     Datatec Systems, Inc. (13)

              10.47* Modification to Resignation Agreement, dated as of March
                     9, 1998 by and between NTN Communications, Inc. and Daniel
                     C. Downs (13)

              10.48* Modification to Resignation Agreement, dated as of March
                     9, 1998 by and between NTN Communications, Inc. and
                     Patrick J. Downs (13)

              10.49* Modification to Resignation Agreement, dated as of March
                     20, 1998 by and between NTN Communications, Inc. and
                     Ronald E. Hogan (13)

              10.50* Employment Agreement, dated July 1, 1998, by and between
                     NTN Communications, Inc. and Gerald Sokol, Jr.

              10.51  Sublease Agreement, dated August 20, 1998, between NTN
                     Communications, Inc. and WinResources Computing, Inc.

              10.52* Employment Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey

              10.53* Stock Option Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey

              10.54* Resignation and Release Agreement, dated February 18,
                     1999, by and between NTN Communications, Inc. and Gerald
                     Sokol, Jr.

              10.55  Exchange Agreement, dated October 5, 1998, by and between
                     NTN Communications, Inc. and the Buyers (as defined) (13)

              23.00  Consent of KPMG LLP. (1)

              27.00  Financial Data Schedule. (1)

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

              (13) Previously filed as an exhibit to the Company's registration statement on Form S-3, File No. 333-69383, and incorporated by reference.

              (14)   Filed herewith.