Form 10-Q
period 1999-03-31
NTN COMMUNICATIONS INC
filed 1999-05-13
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


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

          YES [X]        NO [ ]

    At May 10, 1999 the registrant had 28,236,000 shares of common stock, $.005 par value, outstanding.

                          PART I--FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                              March 31,
                                                                                 1999        December 31,
     Assets                                                                  (Unaudited)        1998
                                                                            ------------    ------------
Current Assets:
    Cash and cash equivalents                                               $  3,658,000    $  4,560,000
    Accounts receivable, net                                                   2,770,000       2,471,000
    Prepaid expenses and other current assets                                  1,001,000       1,100,000
                                                                            ------------    ------------
                 Total current assets                                          7,429,000       8,131,000

Broadcast equipment and fixed assets, net                                      7,296,000       7,249,000
Software development costs, net                                                  638,000       1,141,000
Note receivable                                                                   51,000          70,000
Other assets                                                                     155,000         176,000
                                                                            ------------    ------------
                 Total assets                                               $ 15,569,000    $ 16,767,000
                                                                            ============    ============


                Liabilities and Shareholder's Equity
Current Liabilities:
    Accounts payable                                                        $    717,000    $    803,000
    Accrued expenses                                                           2,645,000       3,212,000
    Accrual for management severance                                             866,000         866,000
    Obligations under capital lease                                              354,000         205,000
    Deferred revenue                                                             815,000         645,000
                                                                            ------------    ------------
                 Total current liabilities                                     5,397,000       5,731,000

Deferred revenue                                                                  12,000          12,000
Obligations under capital lease                                                  440,000         380,000
Accrual for settlement warrants                                                1,708,000       1,670,000
Accrual for management severance                                                 291,000         619,000
7% senior convertible notes                                                    5,496,000            --
Other long-term liabilities                                                       30,000          30,000
                                                                            ------------    ------------
                 Total liabilities                                            13,374,000       8,442,000
                                                                            ------------    ------------

Sharholders' equity:
    Series A 10% cumulative convertible preferred stock, $.005 par value,
       5,000,000 shares authorized; 161,000 shares issued
       and outstanding at March 31, 1999 and December 31, 1998                     1,000           1,000
    Series B 7% cumulative convertible preferred stock, $.005 par value, 85,000 shares authorized; 0 and 56,000 shares issued and outstanding at March 31, 1999 and December 31,
       1998, respectively                                                           --             1,000
    Common Stock, $.005 par value, 50,000,000 shares authorized;
       28,236,000 and 28,086,000 shares issued and outstanding
       at March 31, 1999 and December 31, 1998, respectively                     141,000         140,000
    Additional paid-in capital                                                65,435,000      70,733,000
    Accumulated deficit                                                      (61,979,000)    (61,147,000)
    Treasury stock, at cost, 329,000 shares at March 31, 1999
       and December 31, 1998                                                  (1,403,000)     (1,403,000)
                                                                            ------------    ------------
                 Total shareholders' equity                                    2,195,000       8,325,000
                                                                            ------------    ------------

                 Total liabilities and shareholders' equity                 $ 15,569,000    $ 16,767,000
                                                                            ============    ============



See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                        Three Months Ended
                                                   ----------------------------
                                                    March 31,        March 31,
                                                      1999            1998
                                                   ------------    ------------
Revenues:
    Network services                               $  4,817,000    $  4,861,000
    Online/Internet services                            290,000         597,000
    Advertising revenues                                 83,000         170,000
    Other revenues                                      497,000         544,000
                                                   ------------    ------------

          Total revenues                              5,687,000       6,172,000
                                                   ------------    ------------

Operating expenses:
    Direct operating costs                            1,145,000       1,066,000
    Selling, general and administrative               2,858,000       3,619,000
    Litigation, legal and professional fees             242,000         327,000
    Equipment lease expense                             234,000         233,000
    Stock-based compensation expense                     39,000         165,000
    Depreciation and amortization                     1,697,000       1,346,000
    Research and development                            135,000          18,000
                                                   ------------    ------------

          Total operating expenses                    6,350,000       6,774,000
                                                   ------------    ------------

Operating loss                                         (663,000)       (602,000)
                                                   ------------    ------------

Other income (expense)
    Interest income                                      43,000          64,000
    Interest expense                                   (202,000)        (75,000)
    Other                                               (10,000)           --
                                                   ------------    ------------

          Total other income (expense)                 (169,000)        (11,000)
                                                   ------------    ------------

Income (loss) before income taxes                      (832,000)       (613,000)

Provision for income taxes                                 --              --
                                                   ------------    ------------

          Net loss                                 $   (832,000)   $   (613,000)
                                                   ============    ============

Accretion of beneficial conversion
    feature on preferred stock                             --           564,000
                                                   ------------    ------------

Net loss available to common shareholders          $   (832,000)   $ (1,177,000)
                                                   ============    ============


Basic and diluted net loss per common share        $      (0.03)   $      (0.05)
                                                   ============    ============

Weighted average shares outstanding -  basic         27,875,000      23,751,000
                                                   ============    ============



See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)



                                                                          Three Months Ended
                                                                      --------------------------
                                                                        March 31,     March 31,
                                                                         1999           1998
                                                                      -----------    -----------
Cash flows provided by (used in) operating activities:
    Net Income (loss)                                                 $  (832,000)   $  (613,000)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
          Depreciation and amortization                                 1,697,000      1,346,000
          Provision for doubtful accounts                                 193,000        400,000
          Loss from disposition of broadcast
             Equipment                                                       --           60,000
          Non-cash compensation charges                                    39,000        165,000
          Accreted interest expense                                       142,000         67,000
          Amortization of deferred revenue                                (51,000)      (342,000)
          Changes in assets and liabilities:
             Accounts receivable                                         (492,000)    (1,062,000)
             Prepaid expenses and other assets                             87,000        226,000
             Accounts payable and accrued expenses                       (692,000)      (625,000)
             Deferred revenue                                             221,000        377,000
             Accrual for Management Severance and
                other Long-Term Liabilities                              (385,000)      (445,000)
                                                                      -----------    -----------

                Net cash provided by (used in) operating activities       (73,000)      (446,000)
                                                                      -----------    -----------


Cash flows provided by (used in) investing activities:
    Capital expenditures                                                 (875,000)      (461,000)
    Capital software expenditures                                            --           (3,000)
    Notes receivable                                                       19,000        (70,000)
                                                                      -----------    -----------

                Net cash provided by (used in) investing activities      (856,000)      (534,000)
                                                                      -----------    -----------


See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)



                                                                                    Three Months Ended
                                                                                 --------------------------
                                                                                  March 31,      March 31,
                                                                                    1999           1998
                                                                                 -----------    -----------
Cash flows provided by (used in) financing activities:
    Principal payments on capital leases                                            (123,000)       (21,000)
    Exercise of stock options                                                        150,000           --
                                                                                 -----------    -----------

                Net cash provided by (used in) financing activities                   27,000        (21,000)
                                                                                 -----------    -----------

Net decrease in cash and cash equivalents                                           (902,000)      (998,000)

Cash and cash equivalents at beginning of period                                   4,560,000      4,764,000
                                                                                 -----------    -----------

Cash and cash equivalents at end of period                                       $ 3,658,000    $ 3,766,000
                                                                                 ===========    ===========


Supplemental disclosures of cash flow information:
    Cash paid during the period for:
          Interest                                                               $    26,000    $     5,000
                                                                                 ===========    ===========

          Income taxes                                                           $      --      $      --
                                                                                 ===========    ===========


Supplemental disclosure of non-cash investing and
    financing activities:
       Issuance of common stock in settlement of legal claim                     $      --      $   132,000
                                                                                 ===========    ===========

       Equipment acquired under capital leases                                   $   332,000    $      --
                                                                                 ===========    ===========

       Exchange of preferred stock for convertible notes and warrants            $ 5,913,000    $      --
                                                                                 ===========    ===========



See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    Basis of Presentation

      In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and subsidiaries (collectively "the Company") and the results of their operations and their cash flows for the interim periods presented. Management has elected to omit substantially all notes to the Company's consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ended December 31,1999.

      The consolidated financial statements for the three months ended March 31, 1999 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, filed for the year ended December 31, 1998.

      Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

2.    Earnings (Loss) Per Share

      Options, warrants and convertible preferred stock representing approximately 5,374,000, and 15,448,000 potentially dilutive common shares have been excluded from the computations of net loss per share for the three months ended March 31, 1999 and 1998, respectively, as their effect is anti-dilutive. The Company anticipates issuing 218,400 additional shares of common stock in the second quarter of 1999 to certain investors pursuant to certain anti-dilution provisions of the Company's agreement with the investors.

      Reflected in the net loss available to common shareholders for the three months ended March 31, 1998 is the accretion of the beneficial conversion feature on the Series B Preferred Stock in the amount of $564,000. The amount of the beneficial conversion feature is measured at the date of issue of the convertible security as the difference between the conversion price and the market value of the common stock into which the security is convertible. This amount is accounted for as a non-cash dividend on the convertible preferred stock with the same amount credited to additional paid-in capital, allocated over the period from issuance to first convertibility. Therefore, there is no impact to shareholders' equity. The beneficial conversion feature was fully accreted as of June 30, 1998.

      On January 11, 1999, the Company reacquired the Series B Preferred Stock in exchange for 7% senior convertible notes and warrants. The notes were issued in aggregate principal amount of approximately $5,913,000 and are due on February 1, 2001. In consideration of the debt for stock exchange, the Company issued the Preferred Stock holders warrants expiring February 1, 2001 to purchase an aggregate of one million shares of common stock. The warrants have an initial exercise price of $1.25 per common share which will be subject to reduction in the event that the common stock trades at levels significantly above the exercise price. An allocation has been made between the 7% senior convertible notes payable and the warrants based on the relative fair values of the securities at the time of issuance. A discount of approximately $464,000 has been recorded against the 7% senior convertible notes payable due to the allocation. To recognize the discount over the term of the notes, additional interest expense of approximately $47,000 has been accreted for the three months ended March 31, 1999. As a result of this exchange, the Company will record interest expense, at an effective interest rate of 11% per year, throughout the terms of the notes which began in the first quarter of 1999.

3.    Segment Information

      The Company analyzes segment performance based on revenue. Network Services comprise 85% of the Company's total revenue and is the only reportable segment. The following tables set forth certain information regarding the Company's segments and other operations:

                                                              March 31
                                                     --------------------------
                                                        1999           1998
                                                     -----------    -----------
                   Revenues:
                                  Network Services   $ 4,817,000    $ 4,861,000
                                             Other       870,000      1,311,000
                                                     -----------    -----------
                                    TOTAL REVENUES   $ 5,687,000    $ 6,172,000
                                                     ===========    ===========

                   Operating loss:
                                  Network Services   $ 1,961,000    $ 2,448,000
                                             Other        96,000        466,000
                                         Corporate    (2,720,000)    (3,516,000)
                                                     -----------    -----------
                              TOTAL OPERATING LOSS   $  (663,000)   $  (602,000)
                                                     ===========    ===========

4.    Subsequent Events

      The following significant events have occurred subsequent to March 31, 1999:

      Effective April 23, 1999 the Company acquired the assets and rights to certain technology, hardware and video games used in the Internet game business from Sikander, Inc., a Nevada corporation. The technology enables NTN to link the viewer/participants on its existing network to coin-operated Internet stations, thus providing out-of-home access to the Web and video games for patrons in restaurants, hotels and other public venues. In consideration for these assets, the Company paid Sikander, Inc. $40,000 in cash and executed a 10% promissory note for $360,000 payable in twelve equal quarterly installments of $30,000, plus interest, commencing on June 30, 1999. Additionally, the Company granted Sikander, Inc. options to purchase up to a maximum of 600,000 shares of common stock at $.625 per share subject to earn-out provisions, under which all the options will be earned in the event that the Internet game business generates a minimum of $10 million in revenues by April 30, 2000. The number of options are reduced ratably if this target is not met and further reduced if gross margins over a four-year period do not meet or exceed 50%. Once they have been earned, the options will become exercisable in four installments of 25% each as of April 30, 2000 through 2003.

      As part of the acquisition, NTN has added Sikander, Inc. CEO, Edward Bevilacqua, to its management team. Bevilacqua together with Siemens, IBM, Frogdesign and other key firms developed a public access e-commerce platform utilizing games, a digital jukebox and other features as magnet applications. His previous management positions have been with PlayNet Technologies and Sport Active Television, both interactive entertainment delivery platforms designed specifically for the hospitality industry. In connection with Mr. Bevilacqua's employment with the Company, he was granted 400,000 options at fair market value to purchase common stock under the Company's 1995 stock option plan.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

       This Quarterly Report contains forward looking statements, including statements relating to the success of the DITV network, future growth and successful implementation of Internet station strategy which are subject to risks and uncertainties including, the impact of the Y2K remediation costs, product demand, market acceptance, and other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Report on Form 10-K for the fiscal year ended December 31, 1998.

General

       NTN Communications, Inc. develops, produces and distributes individual and multi-player interactive programs to a variety of media platforms. The Company broadcasts to a variety of delivery platforms 24 hours a day, providing entertainment and informational programming, including multi-player sports and trivia games. The NTN networks distribute programming to more than 17.7 million viewer/participants per month in the United States through hospitality locations, such as hotels, bars and restaurants. Additionally, NTN distributes programming to approximately 500 sites in Canada through its Canadian licensee.

       NTN has launched the Company's new DITV network, which was installed in the first NTN subscriber location late in March, 1999. The hospitality industry's initial reaction to DITV has been positive. The launch of the DITV network, coupled with the purchase of the assets of Internet access station developer, Sikander, Inc., is NTN's first step in capitalizing on its national infrastructure of relationships and experienced sales and customer service teams to expand its hospitality product portfolio.

       In addition to the introduction of NTN's DITV network and the purchase of the assets related to the Internet game business, the Company's Internet business plan will make it possible for consumers to access NTN's interactive content from a complete range of delivery systems including NTN's two hospitality networks, the Internet, America Online, interactive cable services and other interactive delivery systems.

Results of Operations

Three months ended March 31, 1999 and March 31, 1998

       Total revenues decreased 8% to $5,687,000 for the three months ended March 31, 1999 from $6,172,000 for the three months ended March 31, 1998, primarily due to declines in Online/Internet revenues.

       Revenue from Online/Internet services decreased 51% to $290,000 for the three months ended March 31, 1999 from $597,000 for the three months ended March 31, 1998. The decrease was largely due to revenue recognized for production services provided in 1998 that did not occur in 1999. Additionally, the Company entered into a new contract in the second quarter of 1998 with its Internet partner, America Online. The contract provides for a flat monthly fee rather than fees based on AOL member usage of the Company's content which resulted in a reduction of revenue of $55,000 for the first quarter of 1999 compared to the first quarter of 1998.

       Other revenues decreased 9% to $497,000 for the three months ended March 31, 1999 from $544,000 for the three months ended March 31, 1998. The first quarter of 1998 included approximately $285,000 in sales generated by LearnStar, Inc. (LearnStar) As a result of the sale of an 82.5% interest in LearnStar in June 1998, no such revenue was recorded for the three months ended March 31, 1999. Other revenues for the current period consist primarily of revenue resulting from the Company's license agreement with its Canadian licensee. Excluding the revenue generated by LearnStar in 1998, other revenue increased 92% primarily due to an increase in revenue generated from the Canadian licensee.

       Direct operating costs increased 7% to $1,145,000 for the three months ended March 31, 1999 from $1,066,000 for the three months ended March 31, 1998. This increase related to technical site service fees being paid at a higher rate than in the three months ending March 31, 1998 and freight from existing sites increasing in January 1999 to accommodate the need for additional Playmakers(R) at the sites for the Company's interactive football strategy game, QB1. This increase is partially offset by decreases related to a reduction in site visit fees, installations and other field expenses due to the Company's decreased reliance on independent representatives in favor of employed field and marketing personnel.

      Selling, general and administrative expenses decreased 21% to $2,858,000 for the three months ended March 31, 1999 from $3,619,000 for the three months ended March 31, 1998. The first quarter of 1998 included approximately
$276,000 in selling, general and administrative expenses incurred by LearnStar. As a result of the sale of an 82.5% interest in LearnStar in June 1998, no such expenses were recorded for the three months ended March 31, 1999. Additionally, effective March 31, 1999 the company significantly curtailed its operations of its subsidiary, IWN, Inc., thereby reducing selling, general and administrative expenses by approximately $200,000 for the three months ended March 31, 1999, compared to the three months ended March 31, 1998. Other decreases included office lease expenses due to the sublet of office space beginning in September 1998 which was previously occupied by the Company and a decrease in promotional and marketing material expenses. Bad debt expense also decreased significantly as the Company has placed a greater emphasis on collecting outstanding amounts due. These decreases were partially offset by an increase in employee-related costs associated with the shift from independent representatives to employed field and marketing staff.

      Stock-based compensation expenses decreased 76% to $39,000 for the three months ended March 31, 1999, compared to $165,000 for the three months ended March 31, 1998. The 1999 charges resulted from the issuance of stock, warrants and options to non-employees and can vary from period-to-period.

      Research and development expenses were $135,000 for the three months ended March 31, 1999, compared to $18,000 for the three months ended March 31, 1998. The current period expenses result from the Company's research and development efforts related to the development of the DITV network.

      Interest expense increased 169% to $202,000 for the three months ended March 31, 1999 from $75,000 for the three months ended March 31, 1998. The increase was primarily due to interest expense recorded in 1999 related to convertible notes payable and additional capital leases for equipment acquisitions.

Liquidity and Capital Resources

      At March 31, 1999, the Company had cash and cash equivalents of $3,658,000 and working capital (current assets in excess of current liabilities) of $2,032,000, compared to cash and cash equivalents of $4,560,000 and working capital of $2,400,000 at December 31, 1998. Net cash used in operations was $73,000 for the three months ended March 31, 1999 and net cash used in operations was $446,000 for the three months ended March 31, 1998. The principal uses of cash for the three months ended March 31, 1999 were to fund the Company's net loss and for severance payments made by the Company in compliance with management resignation agreements with former officers totaling $385,000. The uses were offset by an increase in deferred revenue of $221,000, depreciation, amortization and other non-cash charges. Net cash used in investing activities was $856,000 for the three months ended March 31, 1999 and $534,000 for the three months ended March 31, 1998. Included in net cash used in investing activities for the three months ended March 31, 1999 were $875,000 in capital expenditures. Net cash provided by financing activities was $27,000 for the three months ended March 31, 1999 and net cash used in financing activities was $21,000 for the three months ended March 31, 1998. Net cash provided by financing activities for the three months ended March 31, 1999 included proceeds of $150,000 from the exercise of stock options, which was offset by principal payments under capital leases of $123,000.

      The Company has launched a second hospitality network, the DITV network, which includes improvements to its Playmakers(R) and a Windows-based platform. The Company believes that its cash on hand and anticipated cash flows from its operations will be sufficient to meet its operating needs through 1999. It is likely the Company will require additional financing to completely implement its plan to convert its entire existing customer base to the new DITV network, to expand the DITV network, implement the Company's Internet station strategy and expand the Company's Internet business. Capital financing possibilities may include borrowing arrangements under fixed and revolving credit agreements or sale of additional equity securities. The Company began to convert existing customers to the new DITV network in April 1999, replacing Playmakers(R) and broadcast equipment with new technology. The Company plans to continue operating the DITV network and the NTN original network concurrently for approximately 15 more months. The Company has evaluated the estimated useful lives of the equipment and technology relating to the original Network. Accordingly, beginning in February 1999, the Company began depreciating these amounts over the estimated remaining life of 18 months.

      In October 1998, the holders of the Company's outstanding Series B Preferred Stock agreed to exchange their remaining $5,600,000 of Preferred Stock (and accrued dividends) for 7% senior convertible subordinated notes due February 1, 2001 with a fixed conversion price of $1.275 per common share. On January 11, 1999, the exchange was completed and notes were issued in aggregate principal amount of approximately $5,913,000. In consideration of the debt-for-stock exchange, the Company issued the Preferred Stock holders warrants expiring February 1, 2001 to purchase an aggregate of one million shares of common stock. The warrants have an initial exercise price of $1.25 per common share which will be subject to reduction in the event that the common stock trades at levels significantly above the exercise price. An allocation has been made between the 7% senior convertible notes payable and the warrants based on the relative fair values of the securities at the time of issuance. A discount of approximately $464,000 has been recorded against the convertible notes due to the allocation. To recognize the discount over the term of the notes, additional interest expense of approximately $47,000 has been accreted for the three months ended March 31, 1999. As a result of this exchange, the Company will record interest expense, at an effective interest rate of 11% per year, throughout the terms of the notes which began in the first quarter of 1999.

      The Company, with the assistance of independent outside consultants, has been assessing its "Year 2000" computer readiness and exposure to Year 2000 issues, which relates to the inability of computer software programs to recognize the arrival of the year 2000 because of a common software design feature that describes the current year by only its last two digits. In connection with such assessment, the Company initiated a review of the information technology systems utilized in the Company's business and operations. Based on this review, the Company has segregated its systems into two categories: mission critical and support systems. Mission critical systems are characterized as hardware and applications contributing to the income of the business. Support systems are characterized as systems that organize and create efficiencies for the corporation, but are not critical to its operations. The Company has completed the assessment phase and is starting the renovation phase which should be completed by the third quarter of 1999.

      The Company's mission critical systems are segregated between systems located in our hospitality sites (Locations) and back-end systems which support both the DITV network and the NTN original network, for which the Company will incur expected costs of approximately $1,000,000 to ensure Year 2000 compliance. The Company intends to fund these costs with cash on hand, leases from vendors and internally generated funds. The Company has incurred costs specific to remediation efforts of approximately $50,000 through March 31, 1999. Certain compliance issues have been eliminated as a result of the DITV network and the new equipment purchased related to DITV including back-end equipment. The Company is testing Year 2000 compliance at the system BIOS, operating system and application levels. The Company has determined that 25% of Location systems may not be Year 2000 compliant due to the inaccurate roll over of the system BIOS which could compromise content scheduling. It is estimated that the replacement of these systems will cost a total of approximately $725,000 for all affected Locations. All Location systems in the DITV network are Year 2000 compliant. The Company has identified key back-end systems that will require an upgrade of commercial hardware and data base software. As can be determined thus far, the operating systems and Company-developed applications are not affected, but are being verified for compliance. The Company has also initiated a review of Year 2000 compliance by its principal vendors, and this estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its vendors or other third parties.

      Concerning the support systems, all corporate personal computers and servers have been deemed Year 2000 compliant. The operating systems and commercial software packages have been upgraded to compliant versions.

      The Company's most likely worst-case scenario would be if the Company were unable to broadcast its program to its network services customers. Network services revenue represents 85% of total revenues for the three months ended March 31, 1999. The Company has not yet established a contingency plan in the event that this occurs. As a result, a widespread or extended failure of the Company's internal systems, or systems of third parties, to be Year 2000 compliant would have a material adverse effect on the Company's business, financial condition or operating results.


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None.

PART II  OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

      In October 1998, the holders of the Company's outstanding Series B Preferred Stock agreed to exchange their remaining $5,600,000 of Preferred Stock (and accrued dividends) for 7% senior convertible subordinated notes due February 1, 2001 with a fixed conversion price of $1.275 per common share. On January 11, 1999, the exchange was completed and notes were issued in aggregate principal amount of approximately $5,913,000. In consideration of the debt for stock exchange, the Company issued the Preferred Stock holders warrants expiring February 1, 2001 to purchase an aggregate of one million shares of common stock. The warrants have an initial exercise price of $1.25 per common share which will be subject to reduction in the event that the common stock trades at levels significantly above the exercise price. An allocation has been made between the 7% senior convertible notes payable and the warrants based on the relative fair values of the securities at the time of issuance. A discount of approximately $464,000 has been recorded against the convertible notes due to the allocation. To recognize the discount over the term of the notes, additional interest expense of approximately $47,000 has been accreted for the three months ended March 31, 1999. As a result of this exchange, the Company will record interest expense, at an effective interest rate of 11% per year, throughout the terms of the notes which began in the first quarter of 1999. The convertible notes and warrants were issued to the two institutional holders of the outstanding Series B Preferred Stock in reliance on the exemption form registration under Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

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

          4.3 Exchange Agreement dated as of October 5, 1998, by and among the Company, Stark International and Shepherd Investments International, Ltd. *

          4.4 Registration Rights Agreement dated as of October 5, 1998, by and among the Company, Stark International and Shepherd Investments International, Ltd. *

          4.5   Warrant No. 10/05/98-1 issued to Stark International *

          4.6 Warrant No. 10/05/98-2 issued to Shepherd Investments International, Ltd. *

          4.7   Form of 7% Convertible Senior Subordinated Note of the Company *

         10.1 Asset Purchase Agreement dated as of April 23, 1999, by and between the Company and Sikander, Inc.

         10.2 Promissory Note dated as of April 29, 1999, issued by the Company to Sikander, Inc.

         10.3 Earn Out Option dated as of April 23, 1999, by and between the Company and Sikander, Inc.

          10.4 Stock Option Agreement dated as of April 23, 1999, by and between the Company and Edward Bevilacqua.

          27.   Financial Data Schedule.

          (b)   Reports on Form 8-K

                None

* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998 filed with the Commission and incorporated herein by reference.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              NTN COMMUNICATIONS, INC.



Date:  May 10, 1999                           By:  /s/ Kendra Berger
                                                  ------------------------------
                                                  Kendra Berger
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
  NO.            DESCRIPTION
-------          -----------
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

  4.3 Exchange Agreement dated as of October 5, 1998, by and among the Company, Stark International and Shepherd Investments
                 International, Ltd. *

  4.4 Registration Rights Agreement dated as of October 5, 1998, by and among the Company, Stark International and Shepherd
                 Investments International, Ltd. *

  4.5            Warrant No. 10/05/98-1 issued to Stark International *

  4.6            Warrant No. 10/05/98-2 issued to Shepherd Investments
                 International, Ltd. *

  4.7            Form of 7% Convertible Senior Subordinated Note of the Company *

 10.1 Asset Purchase Agreement dated as of April 23, 1999, by and between the Company and Sikander, Inc.

 10.2 Promissory Note dated as of April 29, 1999, issued by the Company to Sikander, Inc.

 10.3 Earn Out Option dated as of April 23, 1999, by and between the Company and Sikander, Inc.

 10.4 Stock Option Agreement dated as of April 23, 1999, by and between the Company and Edward Bevilacqua.

 27.             Financial Data Schedule.


* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ending September 30, 1998 filed with the Commission and incorporated herein by reference.