Form 10-Q
period 1999-06-30
NTN COMMUNICATIONS INC
filed 1999-08-12
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

    YES [X]  NO [ ]

    At August 4, 1999 the registrant had 28,579,268 shares of common stock,$.005 par value, outstanding.

                          PART I--FINANCIAL INFORMATION

    Item 1.  FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                             June 30,
                                                                               1999        December 31,
 Assets                                                                    (Unaudited)        1998
                                                                           ------------    ------------
Current Assets:
    Cash and cash equivalents                                              $  2,525,000    $  4,560,000
    Accounts receivable, net                                                  2,704,000       2,471,000
    Prepaid expenses and other current assets                                 1,423,000       1,100,000
                                                                           ------------    ------------
                 Total current assets                                         6,652,000       8,131,000

Broadcast equipment and fixed assets, net                                     8,047,000       7,249,000
Software development costs, net                                                 468,000       1,141,000
Note receivable                                                                  32,000          70,000
Other assets                                                                    362,000         176,000
                                                                           ------------    ------------
 Total assets                                                              $ 15,561,000    $ 16,767,000
                                                                           ============    ============

 Liabilities and Shareholder's Equity
Current Liabilities:
    Accounts payable                                                       $    707,000    $    840,000
    Accrued expenses                                                          2,466,000       3,175,000
    Accrual for management severance                                            866,000         866,000
    Obligations under capital lease                                             543,000         205,000
    Deferred revenue                                                            799,000         645,000
    Other short-term liabilities                                                120,000              --
                                                                           ------------    ------------
                 Total current liabilities                                    5,501,000       5,731,000

Deferred revenue                                                                 12,000          12,000
Obligations under capital lease                                                 549,000         380,000
Accrual for settlement warrants                                               1,747,000       1,670,000
Accrual for management severance                                                 97,000         619,000
7% senior convertible notes                                                   5,551,000              --
Other long-term liabilities                                                     270,000          30,000
                                                                           ------------    ------------
                 Total liabilities                                           13,727,000       8,442,000
                                                                           ------------    ------------

Shareholders' Equity:
    Series A 10% cumulative convertible preferred stock, $.005 par value,
       5,000,000 shares authorized; 161,000 shares issued
       and outstanding at June 30, 1999 and December 31, 1998                     1,000           1,000
    Series B 7% cumulative convertible preferred stock, $.005 par value, 85,000 shares authorized; 0 and 56,000 shares issued and outstanding at June 30, 1999 and December 31,
       1998, respectively                                                            --           1,000
    Common stock, $.005 par value, 50,000,000 shares authorized;
       28,406,000 and 28,086,000 shares issued and outstanding
       at June 30, 1999 and December 31, 1998, respectively                     141,000         140,000
    Additional paid-in capital                                               64,618,000      70,733,000
    Accumulated deficit                                                     (62,453,000)    (61,147,000)
    Treasury stock, at cost, 111,000 and 329,000 shares at
       June 30, 1999 and December 31, 1998, respectively                       (473,000)     (1,403,000)
                                                                           ------------    ------------
                 Total shareholders' equity                                   1,834,000       8,325,000
                                                                           ------------    ------------

                                                                           ------------    ------------
                 Total liabilities and shareholders' equity                $ 15,561,000    $ 16,767,000
                                                                           ============    ============

See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)



                                                     Three Months Ended              Six Months Ended
                                                ----------------------------   -----------------------------
                                                 June 30,         June 30,        June 30,        June 30,
                                                    1999            1998            1999            1998
                                                ------------    ------------    ------------    ------------
Revenues:
    Network services                            $  4,853,000    $  4,549,000    $  9,670,000    $  9,410,000
    Online/Internet services                         288,000         577,000         578,000       1,174,000
    Advertising revenues                             186,000         246,000         269,000         416,000
    Other revenues                                   484,000         558,000         981,000       1,102,000
                                                ------------    ------------    ------------    ------------

          Total revenues                           5,811,000       5,930,000      11,498,000      12,102,000
                                                ------------    ------------    ------------    ------------

Operating expenses:
    Direct operating costs                         1,143,000       1,661,000       2,288,000       2,727,000
    Selling, general and administrative            2,832,000       2,586,000       5,690,000       6,205,000
    Litigation, legal and professional fees          243,000         329,000         485,000         656,000
    Equipment lease expense                          227,000         274,000         461,000         507,000
    Stock-based compensation expense                  17,000              --          56,000         165,000
    Depreciation and amortization                  1,443,000       1,170,000       3,140,000       2,516,000
    Research and development                         160,000         202,000         295,000         220,000
                                                ------------    ------------    ------------    ------------
          Total operating expenses                 6,065,000       6,222,000      12,415,000      12,996,000
                                                ------------    ------------    ------------    ------------

Operating loss                                      (254,000)       (292,000)       (917,000)       (894,000)
                                                ------------    ------------    ------------    ------------

Other income (expense)
    Interest income                                   30,000          63,000          73,000         127,000
    Interest expense                                (235,000)        (70,000)       (437,000)       (145,000)
    Gain on sale of interest in subsidiary                --       1,643,000              --       1,643,000
    Other                                            (15,000)             --         (25,000)             --
                                                ------------    ------------    ------------    ------------

          Total other income (expense)              (220,000)      1,636,000        (389,000)      1,625,000
                                                ------------    ------------    ------------    ------------

Income (loss) before income taxes                   (474,000)      1,344,000      (1,306,000)        731,000

Provision for income taxes                                --              --              --              --

                                                ------------    ------------    ------------    ------------
          Net income (loss)                     $   (474,000)   $  1,344,000    $ (1,306,000)   $    731,000
                                                ============    ============    ============    ============

Accretion of beneficial conversion
    feature on preferred stock                            --         194,000              --         758,000
                                                ------------    ------------    ------------    ------------

Net income (loss) available to common
    shareholder                                 $   (474,000)   $  1,150,000    $ (1,306,000)   $    (27,000)
                                                ============    ============    ============    ============

Net income (loss) per common share - basic      $      (0.02)   $       0.04    $      (0.05)             $-
                                                ============    ============    ============    ============

Net income (loss) per common share - diluted    $      (0.02)   $       0.04    $      (0.05)             $-
                                                ============    ============    ============    ============

Weighted average shares outstanding - basic       28,249,000      25,877,000      28,063,000      24,834,000
                                                ============    ============    ============    ============

Weighted average shares outstanding - diluted     28,249,000      31,523,000      28,063,000      31,635,000
                                                ============    ============    ============    ============



See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                             Three Months Ended               Six Months Ended
                                                         ----------------------------    ----------------------------
                                                           June 30,        June 30,        June 30,        June 30,
                                                             1999            1998            1999            1998
                                                         ------------    ------------    ------------    ------------
Cash flows provided by (used in) operating activities:
    Net income (loss)                                    $   (474,000)   $  1,344,000    $ (1,306,000)   $    731,000
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
        Depreciation and amortization                       1,443,000       1,170,000       3,140,000       2,516,000
        Provision for doubtful accounts                       192,000         225,000         385,000         625,000
        (Gain) loss from disposition of equipment              (6,000)         60,000          (6,000)        120,000
        Non-cash compensation charges                          17,000              --          56,000         165,000
        Accreted interest expense                             100,000          65,000         192,000         132,000
        Amortization of deferred revenue                      (34,000)             --         (85,000)             --
        Gain on sale of interest in subsidiary                     --      (1,643,000)             --      (1,643,000)
        Changes in assets and liabilities:
           Accounts receivable                               (126,000)        580,000        (618,000)       (482,000)
           Prepaid expenses and other assets                 (464,000)       (160,000)       (377,000)         66,000
           Accounts payable and accrued expenses              (92,000)       (185,000)       (784,000)       (917,000)
           Deferred revenue                                    18,000        (616,000)        239,000        (531,000)
           Management severance and other  long-term         (200,000)       (275,000)       (535,000)       (663,000)
           liabilities
                                                         ------------    ------------    ------------    ------------
             Net cash provided by (used in) operating
                activities                                    374,000         565,000         301,000         119,000
                                                         ------------    ------------    ------------    ------------

Cash flows provided by (used in) investing activities:
    Capital expenditures                                   (1,154,000)       (706,000)     (2,001,000)     (1,167,000)
    Notes receivable                                           19,000              --          38,000         (70,000)
    Capital software expenditures                              (3,000)        (19,000)        (31,000)        (22,000)
    Proceeds from sale of equipment                            45,000              --          45,000              --
    Proceeds from sale of interest in subsidiary                   --       1,862,000              --       1,862,000
                                                         ------------    ------------    ------------    ------------
             Net cash provided by (used in) investing
                activities                                 (1,093,000)      1,137,000      (1,949,000)        603,000
                                                         ------------    ------------    ------------    ------------

Cash flows provided by (used in) financing activities:
    Principal payments under capital leases                  (414,000)         (2,000)       (537,000)        (23,000)
    obligations
    Principal payments on note payable                             --              --              --              --
    Exercise of stock options                                      --              --         150,000              --
                                                         ------------    ------------    ------------    ------------
             Net cash provided by (used in) financing        (414,000)         (2,000)       (387,000)        (23,000)
             activities
                                                         ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents       (1,133,000)      1,700,000      (2,035,000)        699,000

Cash and cash equivalents at beginning of period            3,658,000       3,763,000       4,560,000       4,764,000

                                                         ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period               $  2,525,000    $  5,463,000    $  2,525,000    $  5,463,000
                                                         ============    ============    ============    ============


See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
         Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                 Three Months Ended                 Six Months Ended
                                                           -------------------------------   -------------------------------
                                                              June 30,         June 30,         June 30,         June 30,
                                                                1999             1998             1999             1998
                                                           --------------   --------------   --------------   --------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                           $       32,000   $           --   $       58,000   $        5,000
                                                           ==============   ==============   ==============   ==============

        Income taxes                                       $           --   $           --   $           --   $           --
                                                           ==============   ==============   ==============   ==============

Supplemental disclosure of non-cash investing
     and financing activities:
      Issuance of treasury stock pursuant to
         anti-dilution provisions                          $      930,000   $           --   $      930,000   $      132,000
                                                           ==============   ==============   ==============   ==============

      Issuance of common stock in payment of interest      $       90,000   $           --   $       90,000   $      132,000
                                                           ==============   ==============   ==============   ==============

      Equipment acquired under capital leases              $      712,000   $      375,000   $    1,044,000   $      375,000
                                                           ==============   ==============   ==============   ==============

      Equipment and license acquired by issuing note
         payable                                           $      360,000   $           --   $      360,000   $           --
                                                           ==============   ==============   ==============   ==============

      Exchange of preferred stock for convertible
         notes and warrants                                $           --   $           --   $    5,449,000   $           --
                                                           ==============   ==============   ==============   ==============

      Preferred dividend paid in common stock              $        8,000   $        8,000   $        8,000   $        8,000
                                                           ==============   ==============   ==============   ==============

      Issuance of common stock in exchange for
        cancellation of options and warrants               $           --   $           --   $           --   $      212,000
                                                           ==============   ==============   ==============   ==============

    See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

     In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and subsidiaries (collectively "the Company") and the results of their operations and their cash flows for the interim periods presented. Management has elected to omit substantially all notes to the Company's consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ended December 31, 1999.

    The consolidated financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, filed for the year ended December 31, 1998.

    Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

2. Earnings (Loss) Per Share

     Options, warrants, convertible preferred stock and convertible notes representing approximately 13,491,000, and 13,309,000 potentially dilutive common shares have been excluded from the computations of net income (loss) per share for the three and six months ended June 30, 1999, respectively, as their effect is anti-dilutive.

                                                      Three Months Ended             Six Months Ended
                                                 ----------------------------   ----------------------------
                                                    June 30,       June 30,       June 30,         June 30,
                                                     1999            1998           1999            1998
                                                 ------------    ------------   ------------    ------------
Numerator for basic and diluted earnings
   per share -
      Net income (loss) available to common
        shareholders                             $   (474,000)      1,150,000     (1,306,000)        (27,000)
                                                 ============    ============   ============    ============

Denominator:
Denominator for basic earnings per share -
      Weighted average shares                      28,249,000      25,877,000     28,063,000      24,834,000
Potential effect of dilutive securities:
      Employee stock options and director fees             --         579,000             --         383,000
      Warrants                                             --         148,000             --          74,000
      Litigation settlements and management
        severance                                          --       2,088,000             --       2,467,000
      Convertible preferred stock                          --       2,831,000             --       3,877,000
      Convertible notes payable                            --              --             --              --
                                                 ------------    ------------   ------------    ------------
Potentially dilutive common shares                         --       5,646,000             --       6,801,000
                                                 ------------    ------------   ------------    ------------

Denominator for diluted earnings per share -
      Adjust weighted average shares and
        assumed conversions                        28,249,000      31,523,000     28,063,000      31,635,000
                                                 ============    ============   ============    ============

Basic earnings (loss) per common stock           $      (0.02)           0.04          (0.05)             --
                                                 ============    ============   ============    ============

Diluted earnings (loss) per common stock         $      (0.02)           0.04          (0.05)             --
                                                 ============    ============   ============    ============

    Reflected in the net loss available to common shareholders for the three and six months ended June 30, 1998 is the accretion of the beneficial conversion feature on the Series B Preferred Stock in the amount of $194,000 and $758,000, respectively. The amount of the beneficial conversion feature is measured at the date of issue of the convertible security as the difference between the conversion price and the market value of the common stock into which the security is convertible. This amount is accounted for as a non-cash dividend on the convertible preferred stock with the same amount credited to additional paid-in capital, allocated over the period from issuance to first convertibility. Therefore, there is no impact to shareholders' equity. The beneficial conversion feature was fully accreted as of June 30, 1998.

3. Segment Information

    The Company analyzes segment performance based on revenue. Network Services comprise 84% of the Company's total revenue and is the only reportable segment for the six months ended June 30, 1999. The following tables set forth certain information regarding the Company's segments and other operations:


                                   Three Months Ended            Six Months Ended
                              --------------------------    --------------------------
                                June 30,       June 30,        June 30,      June 30,
                                  1999           1998           1999           1998
                              -----------    -----------    -----------    -----------
Revenues:
       Network Services       $ 4,853,000      4,549,000      9,670,000      9,410,000
       Other                      958,000      1,381,000      1,828,000      2,692,000
                              -----------    -----------    -----------    -----------
       Total revenues         $ 5,811,000      5,930,000     11,498,000     12,102,000
                              ===========    ===========    ===========    ===========

Operating income (loss):
       Network Services       $ 2,163,000      1,465,000      4,160,000      3,915,000
       Other                      261,000        582,000       (144,000)     1,417,000
       Corporate               (2,678,000)    (2,339,000)    (4,933,000)    (6,226,000)
                              -----------    -----------    -----------    -----------
       Total operating loss   $  (254,000)      (292,000)      (917,000)      (894,000)
                              ===========    ===========    ===========    ===========


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

    This Quarterly Report contains forward looking statements, including statements relating to, among other things, the success of the DITV network, future growth of the Company's business and successful implementation of its Internet station strategy, which are subject to risks and uncertainties including, the impact of the Y2K remediation costs, product demand, market acceptance, and other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Report on Form 10-K for the fiscal year ended December 31, 1998 and its quarterly report on Form 10-Q for the period ended March 31, 1999.

General

    NTN Communications, Inc. develops, produces and distributes individual and multi-player interactive programs to a variety of media platforms. The Company broadcasts to a variety of delivery platforms 24 hours a day, providing entertainment and informational programming, including multi-player sports and trivia games. NTN networks distributes programming to more than 17.7 million viewer/participants per month in the United States through hospitality locations, such as restaurants, bars and hotels. Additionally, NTN distributes programming to approximately 500 sites in Canada through its Canadian licensee.

    In February 1999, the Company introduced a second Network to be broadcast to the Hospitality industry. The Company installed the first of these Digital Interactive TV Systems ("DITV") in April 1999. As of August 4, 1999, the Company had received contracts for 935 sales of the DITV Network of which 287 were new customers and 648 were conversions of customers from the original NTN Network to the DITV Network. Of the 935 total sales, 581 have been installed as of August 4, 1999.

    The DITV Network has all the capabilities of the original NTN Network plus a more television-like quality in advertisements and games. The new
"Playmaker"(R) wireless input devices used with the DITV Network have been enhanced in several ways including: (a) updated radio frequency technology mitigates the interference problems common to the prior series; (b) a larger eight-line LCD display to allow for several possible future features, including user "chat" from one unit to another within the host premises and the display of information such as sports scores and stock quotes; (c) a redesigned keypad conforms to the industry standard QWERTY keyboard layout as well as utilizing a "play zone" to provide a dedicated input area for the games; and (d) a longer battery life. Further, the Company has developed enhancements to its interactive software, including a migration to a Windows(R)-based platform, to allow full-motion video presentation.

    In April 1999, the Company acquired the assets and rights to certain technology, hardware and video games used in the Internet game business from Sikander, Inc., a Nevada corporation. The technology enables NTN to link the viewer/participants on its existing network to coin-operated Internet stations, thus providing out-of-home access to the Web and video games for patrons in restaurants, hotels and other public venues.

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

Results of Operations

Three months ended June 30, 1999 and June 30, 1998

    Total revenues decreased 2% to $5,811,000 for the three months ended June 30, 1999 from $5,930,000 for the three months ended June 30, 1998. This occurred primarily due to declines in Online/Internet revenues and other revenues, offset by increases in Network Services.

    Network Service revenues increased 7% to $4,853,000 for the three months ended June 30, 1999 from $4,549,000 for the three months ended June 30, 1998. This increase is primarily due to an increase in rates charged for the setup, installation and training for the DITV network as compared to the original network. During the three months ended June 30, 1999, 339 DITV systems had been installed. Active sites have also increased during the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

    Revenue from Online/Internet services decreased 50% to $288,000 for the three months ended June 30, 1999 from $577,000 for the three months ended June 30, 1998. The decrease was largely due to revenue recognized for production services provided in 1998 that did not occur in 1999. Additionally, the Company entered into a new contract in the second quarter of 1998 with its Internet partner, America Online. The contract provides for a flat monthly fee rather than fees based on AOL member usage of the Company's content which resulted in a reduction of revenue of $50,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998.

    Other revenues decreased 13% to $484,000 for the three months ended June 30, 1999 from $558,000 for the three months ended June 30, 1998. Included in other revenue for the three months ended June 30, 1998 were equipment sales of $128,000. No revenue was recorded for equipment sales in 1999. This decrease was partially offset by an increase in miscellaneous revenue for the three months ended June 30, 1999.

    Direct operating costs decreased 31% to $1,143,000 for the three months ended June 30, 1999 from $1,661,000 for the three months ended June 30, 1998. This decrease was due to the settlement of an accrued liability for license fees that was less than had been estimated. As a result, the Company reduced the excess liability and license fee expense by approximately $180,000 related to the settlement for the three months ended June 30, 1999. Additionally, the three months ended June 30, 1998, included approximately $360,000 in costs related to the realignment of the satellite dishes at hospitality locations in order to receive broadcast transmissions from the Galaxy III-R satellite when the PanAmSat Galaxy IV satellite failed to operate in May 1998. These decreases were offset by an increase in expenses associated with an increase in the number of sites installed and an increase in the number of sales commissions paid in connection with the roll out of the DITV network for the three months ended June 30, 1999. Satellite transmissions costs and ISP charges also increased due to additional services needed to support the DITV network for the three months ended June 30, 1999.

    Selling, general and administrative expenses increased 10% to $2,832,000 for the three months ended June 30, 1999 from $2,586,000 for the three months ended June 30, 1998. This increase was due to the Company receiving approximately $200,000 in nonrefundable payments from a prospective buyer, Omnigon, in conjunction with the negotiations for the sale of IWN, Inc., in April 1998. These negotiations were later terminated. The payments of $200,000 were offset against the selling, general and administrative expenses of IWN, Inc., in the three months ended June 30, 1998. Additionally, marketing expenses increased as a direct result of additional advertising related to the launch of the new DITV network for the three months ended June 30, 1999. These increases were offset by curtailing the operations of IWN, Inc., thereby reducing selling, general and administrative expenses by approximately $90,000 for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. Additionally, office lease expenses decreased due to the sublet of office space beginning in September 1998 which was previously occupied by the Company.

    Stock-based compensation expenses increased to $17,000 for the three months ended June 30, 1999. There was no stock-based compensation for the three months ended June 30, 1998. The 1999 charges resulted from the issuance of warrants and options to non-employees which can vary from period-to-period.

    Research and development expenses were $160,000 for the three months ended June 30, 1999, compared to $202,000 for the three months ended June 30, 1998. The current period expenses result from the Company's research and development efforts related to the next generation of the DITV network and future internet web sites. For the three month period ending June 30, 1998, the Company's research and development efforts focused primarily on the upgrade of the NTN network.

    Interest expense increased 235% to $235,000 for the three months ended June 30, 1999 from $70,000 for the three months ended June 30, 1998. The increase was primarily due to interest expense recorded in 1999 related to its convertible notes, other notes payable and additional capital leases for equipment acquisitions that did not exist in 1998.

Six months ended June 30, 1999 and June 30, 1998

    Total revenues decreased 5% to $11,498,000 for the six months ended June 30, 1999 from $12,102,000 for the six months ended June 30, 1998. This occurred primarily due to declines in Online/Internet revenues, advertising and other revenues, offset by increases in Network Services.

    Network Service revenues increased 3% to $9,670,000 for the six months ended June 30, 1999 from $9,410,000 for the six months ended June 30, 1998. This increase is primarily due to an increase in rates charged for the setup, installation and training for the DITV network as compared to the original network. During the six months ended June 30, 1999, 339 DITV systems had been installed. Active sites have also increased during the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

    Revenue from Online/Internet services decreased 51% to $578,000 for the six months ended June 30, 1999 from $1,174,000 for the six months ended June 30, 1998. The decrease was largely due to revenue recognized for production services provided in 1998 that did not occur in 1999. Additionally, the Company entered into a new contract in the second quarter of 1998 with its Internet partner, America Online. The contract provides for a flat monthly fee rather than fees based on AOL member usage of the Company's content which resulted in a reduction of revenue of $105,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998.

    Advertising revenues decreased 35% to $269,000 for the six months ended June 30, 1999 from $416,000 for the six months ended June 30, 1998. The decrease is due to advertising contracts that ended in 1998 and did not recur in 1999.

    Other revenues decreased 11% to $981,000 for the six months ended June 30, 1999 from $1,102,000 for the six months ended June 30, 1998. Other revenues for the six months ended June 30, 1998 included approximately $285,000 in sales generated by LearnStar, Inc. (LearnStar). As a result of the sale of an 82.5% interest in LearnStar in June 1998, no such revenue was recorded for the six months ended June 30, 1999. This decrease is offset by an increase in revenue from the Company's Canadian licensee for the six months ended June 30, 1999.

    Direct operating costs decreased 16% to $2,288,000 for the six months ended June 30, 1999 from $2,727,000 for the six months ended June 30, 1998. This decrease, in part, relates to a reduction in field marketing expenses of $143,000 due to less reliance on independent representatives in favor of employed field and marketing personnel. Additionally, this decrease was due to the settlement of an accrued liability for license fees that was less than had been estimated. As a result, the Company reduced the excess liability and license fee expense by approximately $180,000 related to the settlement for the six months ended June 30, 1999. Additionally, the six months ended June 30, 1998, included approximately $360,000 in costs related to the realignment of the satellite dishes at hospitality locations in order to receive broadcast transmissions from the Galaxy III-R satellite when the PanAmSat Galaxy IV satellite failed to operate in May 1998. These decreases were offset by an increase in expenses associated with an increase in the number of sites installed and an increase in the number of sales commissions paid in connection with the roll out of the DITV network for the six months ended June 30, 1999. Satellite transmissions costs and ISP charges also increased due to additional services needed to support the DITV network for the six months ended June 30, 1999.

    Selling, general and administrative expenses decreased 8% to $5,690,000 for the six months ended June 30, 1999 from $6,205,000 for the six months ended June 30, 1998. The six months ended June 30, 1998 included approximately $276,000 in selling, general and administrative expenses incurred by LearnStar. As a result of the sale of an 82.5% interest in LearnStar in June 1998, no such expenses were recorded for the six months ended June 30, 1999. Additionally, the Company significantly curtailed its operations of IWN, Inc., thereby reducing selling, general and administrative expenses by approximately $286,000 for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. Office lease expenses also decreased due to the sublet of office space beginning in September 1998 which was previously occupied by the Company.

    Stock-based compensation expense decreased 66% to $56,000 for the six months ended June 30, 1999 compared to $165,000 for the six months ended June 30, 1998. The 1999 charges resulted from the issuance of warrants and options to non-employees and can vary from period-to-period.

    Research and development expenses were $295,000 for the six months ended June 30, 1999, compared to $220,000 for the six months ended June 30, 1998. The current period expenses result from the Company's research and development efforts related to the next generation of the DITV network and future internet web sites. For the six month period ending June 30, 1998, the Company's research and development efforts focused primarily on the upgrade of the NTN network.

    Interest expense increased 201% to $437,000 for the six months ended
June 30, 1999 from $145,000 for the six months ended June 30, 1998. The increase was primarily due to interest expense recorded in 1999 related to its convertible notes, other notes payable and additional capital leases for equipment acquisitions that did not exist in 1998.

Liquidity and Capital Resources

    At June 30, 1999, the Company had cash and cash equivalents of $2,525,000 and working capital (current assets in excess of current liabilities) of $1,151,000, compared to cash and cash equivalents of $4,560,000 and working capital of $2,400,000 at December 31, 1998. Net cash provided by operations was $301,000 for the six months ended June 30, 1999 and $119,000 for the six months ended June 30, 1998. The principal uses of cash for the six months ended June 30, 1999 were to fund the Company's net loss and for severance payments made by the Company in compliance with management resignation agreements with former officers totaling $535,000. The uses were offset by an increase in deferred revenue of $205,000, depreciation, amortization and other non-cash charges. Net cash used in investing activities was $1,949,000 for the six months ended June 30, 1999 and net cash provided by investing activities was$603,000 for the six months ended June 30, 1998. Included in net cash used in investing activities for the six months ended June 30, 1999 were $2,001,000 in capital expenditures. Net cash used in financing activities was $387,000 for the six months ended June 30, 1999 and$23,000 for the six months ended June 30, 1998. Net cash used in financing activities for the six months ended June 30, 1999 included principal payments under capital leases of $537,000 offset by the proceeds of $150,000 from the exercise of stock options.

    The Company has launched a second hospitality network, the DITV network, which includes improvements to its Playmakers(R) and a Windows-based platform. The Company believes that its cash on hand and anticipated cash flows from its operations will be sufficient to meet its operating needs at least through 1999. It is likely, however, the Company will require additional financing to completely implement its plan to convert its entire existing customer base to the new DITV network, to expand the DITV network, implement the Company's Internet station strategy and expand the Company's Internet business. The Company has no agreement to obtain any additional financing, and there can be no assurance that it will be able to obtain needed financing on terms acceptable to it, or at all. Capital financing possibilities may include borrowing arrangements under fixed and revolving credit agreements or sale of additional equity securities. If the Company is unable to obtain any needed financing, it may have to delay or postpone completing the conversion to the DITV Network or to curtail other business plans until which financing or additional funding can be obtained. The Company began to convert existing customers to the new DITV network in April 1999, replacing Playmakers(R) and broadcast equipment with new technology. The Company plans to continue operating the DITV network and the NTN original network concurrently for a minimum of 12 more months.

Year 2000

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

    The Company's mission critical systems are segregated between systems located in our hospitality sites (Locations) and back-end systems which support both the DITV network and the NTN original network, for which the Company will incur expected costs of approximately $1,000,000 to ensure Year 2000 compliance. The Company intends to fund these costs with cash on hand, leases from vendors and internally generated funds. The Company has incurred costs specific to remediation efforts of approximately $65,000 through June 30, 1999. Certain compliance issues have been eliminated as a result of the DITV network and the new equipment purchased related to DITV including back-end equipment. The Company is testing Year 2000 compliance at the system BIOS, operating system and application levels. The Company has determined that 25% of Location systems may not be Year 2000 compliant due to the inaccurate roll over of the system BIOS which could compromise content scheduling. It is estimated that the replacement of these systems will cost a total of approximately $725,000 for all affected Locations. All Location systems in the DITV network are Year 2000 compliant. The Company has identified key back-end systems that will require an upgrade of commercial hardware and data base software. As can be determined thus far, the operating systems and Company-developed applications are not affected, but are being verified for compliance. The Company has also initiated a review of Year 2000 compliance by its principal vendors, and this estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of its vendors or other third parties.

    Concerning the support systems, all corporate personal computers and servers have been deemed Year 2000 compliant. The operating systems and commercial software packages have been upgraded to compliant versions.

    The worst-case scenario would be if the Company were unable to broadcast its program to its network services customers. Network services revenue represents 84% of total revenues for the six months ended June 30, 1999. The Company is currently developing a contingency plan in the event that this occurs. However, a widespread or extended failure of the Company's internal systems, or systems of third parties, to be Year 2000 compliant, could potentially have a material adverse effect on the Company's business, financial condition or operating results.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None.

PART II  OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Company issued 218,400 shares of common stock from treasury in April, 1999 to certain investors pursuant to certain anti-dilution provisions of the Company's agreement with the investors.

         On June 29, 1999, the Company entered into an Engagement Agreement with Interactive Marketing, Inc. ("IMI") pursuant to which IMI was engaged to provide strategic and tactical marketing services to the Company. For IMI's services under the Engagement Agreement, the Company issued IMI a warrant to purchase 300,000 shares of common stock at an exercise price of $0.8125 per share. The warrant is exercisable as to 50,000 shares on the last day of each of the six consecutive months commencing June 30, 1999 and ending November 30, 1999. To date these warrants have not been exercised. In addition, IMI will receive cash compensation of $17,500 per month through the end of the first year of the term of the Engagement Agreement. Further, a warrant for up to an additional 300,000 shares of the Company's common stock may be granted by the Company to IMI if IMI exceeds certain milestones to be negotiated as provided in the Engagement Agreement. The Engagement Agreement expires on May 15, 2000.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits


10.1 Asset Purchase Agreement dated as of April 23, 1999, by and between the Company and Sikander, Inc.*

10.2 Promissory Note dated as of April 29, 1999, issued by the Company to Sikander, Inc.*

10.3 Earn Out Option dated as of April 23, 1999, by and between the Company and Sikander, Inc.*

10.4 Stock Option Agreement dated as of April 23, 1999, by and between the Company and Edward Bevilacqua.*

10.5 Engagement Agreement dated as of June 29, 1999 by and between the Company and Interactive Marketing, Inc.

10.6 Warrant No. WE-012 issued to Interactive Marketing, Inc.

27.  Financial Data Schedule.

(b)  Reports on Form 8-K

None


* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         NTN COMMUNICATIONS, INC.

Date:  August 06, 1999
                                         By:  /s/ Kendra Berger
                                              -----------------------
                                              Kendra Berger
                                              Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NO.                      DESCRIPTION
-------                  -----------
10.1 Asset Purchase Agreement dated as of April 23, 1999, by and between the
     Company and Sikander, Inc.*

10.2 Promissory Note dated as of April 29, 1999, issued by the Company to Sikander, Inc.*

10.3 Earn Out Option dated as of April 23, 1999, by and between the Company and Sikander, Inc.*

10.4 Stock Option Agreement dated as of April 23, 1999, by and between the Company and Edward Bevilacqua.*

10.5 Engagement Agreement dated as of June 29, 1999 by and between the Company and Interactive Marketing, Inc.

10.6 Warrant No. WE-012 issued to Interactive Marketing, Inc.

27.  Financial Data Schedule.*

* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 filed with the Commission and incorporated herein by reference.