Form 10-Q
period 1999-09-30
NTN COMMUNICATIONS INC
filed 1999-11-15
CIK 748592

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


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

    YES [X]  NO [_]

    At November 11, 1999 the registrant had 28,930,000 shares of common stock, $.005 par value, outstanding.

                         PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                    September 30,
                                                                                        1999            December 31,
                                                                                     (Unaudited)           1998
                                                                                    ------------        ------------
                                    Assets
Current Assets:
    Cash and cash equivalents                                                       $  3,069,000        $  4,560,000
    Accounts receivable, net                                                           2,165,000           2,471,000
    Investments available for sale                                                       887,000                   -
    Prepaid expenses and other current assets                                          1,270,000           1,100,000
                                                                                    ------------        ------------
                 Total current assets                                                  7,391,000           8,131,000

Broadcast equipment and fixed assets, net                                              9,521,000           7,249,000
Software development costs, net                                                          352,000           1,141,000
Note receivable                                                                           14,000              70,000
Other assets                                                                              71,000             176,000
                                                                                    ------------        ------------
                 Total assets                                                       $ 17,349,000        $ 16,767,000
                                                                                    ============        ============

                     Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable                                                                $  1,214,000        $    840,000
    Accrued expenses                                                                   2,233,000           3,175,000
    Accrual for management severance                                                     768,000             866,000
    Obligations under capital leases                                                     624,000             205,000
    Deferred revenue                                                                     677,000             645,000
    Other short-term liabilities                                                         120,000                   -
                                                                                    ------------        ------------
                 Total current liabilities                                             5,636,000           5,731,000

Deferred revenue                                                                          12,000              12,000
Obligations under capital leases                                                         514,000             380,000
Accrual for settlement warrants                                                        1,785,000           1,670,000
Accrual for management severance                                                          13,000             619,000
Revolving line of credit                                                               1,257,000                   -
7% senior convertible notes                                                            5,606,000                   -
Other long-term liabilities                                                              210,000              30,000
                                                                                    ------------        ------------
                 Total liabilities                                                    15,033,000           8,442,000
                                                                                    ------------        ------------
Shareholders' equity:
    Series A 10% cumulative convertible preferred stock, $.005 par value,
     5,000,000 shares authorized; 161,000 shares issued and outstanding
     at September 30, 1999 and December 31, 1998                                           1,000               1,000

    Series B 7% cumulative  convertible preferred stock, $.005 par value,
     85,000 shares  authorized;  0  and  56,000  shares  issued  and
     outstanding at September 30, 1999 and December 31, 1998, respectively                     -               1,000

    Common stock, $.005 par value, 50,000,000 shares authorized;  28,833,000 and 28,086,000 shares issued and outstanding at September 30, 1999 and
     December 31, 1998, respectively                                                     143,000             140,000
    Additional paid-in capital                                                        65,001,000          70,733,000
    Accumulated deficit                                                              (61,946,000)        (61,147,000)
    Accumulated other comprehensive loss                                                (410,000)                  -
    Treasury stock, at cost, 111,000 and 329,000 shares at September 30,
     1999 and December 31, 1998, respectively                                           (473,000)         (1,403,000)
                                                                                    ------------        ------------
                 Total shareholders' equity                                            2,316,000           8,325,000
                                                                                    ------------        ------------
                 Total liabilities and shareholders' equity                         $ 17,349,000        $ 16,767,000
                                                                                    ============        ============

     See accompanying notes to unaudited consolidated financial statements

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                        ------------------------------    -----------------------------
                                                        September 30,    September 30,    September 30,   September 30,
                                                            1999             1998             1999            1998
                                                        --------------   -------------    -------------   -------------
Revenues:
    Network services                                    $   5,038,000    $   4,565,000    $  14,708,000   $  13,975,000
    Online/Internet services                                  222,000          506,000          800,000       1,680,000
    Advertising revenues                                      199,000          226,000          468,000         642,000
    Other revenues                                            428,000          506,000        1,409,000       1,607,000
                                                        --------------   -------------    -------------   -------------
          Total revenues                                    5,887,000        5,803,000       17,385,000      17,904,000
                                                        --------------   -------------    -------------   -------------
Operating expenses:
    Direct operating costs                                  1,759,000        1,189,000        4,047,000       3,671,000
    Selling, general and administrative                     3,491,000        2,857,000        9,181,000       9,061,000
    Litigation, legal and professional fees                    57,000          231,000          542,000         887,000
    Equipment lease expense                                   191,000          267,000          652,000         774,000
    Stock-based compensation expense                           35,000                -           91,000         165,000
    Depreciation and amortization                           1,623,000        1,314,000        4,763,000       4,075,000
    Research and development                                  229,000          254,000          524,000         474,000
                                                        --------------   -------------    -------------   -------------
          Total operating expenses                          7,385,000        6,112,000       19,800,000      19,107,000
                                                        --------------   -------------    -------------   -------------
Operating loss                                             (1,498,000)        (309,000)      (2,415,000)     (1,203,000)
                                                        --------------   -------------    -------------   -------------
Other income (expense):
    Interest income                                            13,000          101,000           86,000         228,000
    Interest expense                                         (262,000)        (114,000)        (699,000)       (259,000)
    Gain on sale of interest in subsidiary                          -                -                -       1,643,000
    Gain on sale of assets of subsidiary                    2,254,000                -        2,254,000               -
    Other                                                           -                -          (25,000)              -
                                                        --------------   -------------    -------------   -------------
          Total other income (expense)                      2,005,000          (13,000)       1,616,000       1,612,000
                                                        --------------   -------------    -------------   -------------
Income (loss) before income taxes                              507,000        (322,000)        (799,000)        409,000

Provision for income taxes                                           -               -                -               -
                                                        --------------   -------------    -------------   -------------
          Net income (loss)                             $      507,000   $    (322,000)   $    (799,000)  $     409,000
                                                        ==============   =============    =============   =============
Accretion of beneficial conversion feature on
    preferred stock                                                  -               -                -         758,000
                                                        --------------   -------------    -------------   -------------
Net income (loss) available to common shareholders      $      507,000   $    (322,000)   $    (799,000)  $    (349,000)
                                                        ==============   =============    =============   =============
Net income (loss) per common share - basic              $         0.02   $       (0.01)   $       (0.03)  $       (0.01)
                                                        ==============   =============    =============   =============
Net income (loss) per common share - diluted            $         0.02   $       (0.01)   $       (0.03)  $       (0.01)
                                                        ==============   =============    =============   =============
Weighted average shares outstanding - basic                 28,573,000      26,857,000       28,235,000      25,516,000
                                                        ==============   =============    =============   =============
Weighted average shares outstanding - diluted               35,294,000      26,857,000       28,235,000      25,516,000
                                                        ==============   =============    =============   =============

     See accompanying notes to unaudited consolidated financial statements

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                               Three Months Ended               Nine Months Ended
                                                        ------------------------------    -----------------------------
                                                        September 30,    September 30,    September 30,   September 30,
                                                            1999             1998             1999            1998
                                                        --------------   -------------    -------------   -------------
Cash flows provided by (used in) operating activities:
    Net Income (loss)                                   $      507,000   $    (322,000)   $    (799,000)  $     409,000
    Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
          Depreciation and amortization                      1,623,000       1,314,000        4,763,000       4,075,000
          Provision for doubtful accounts                      209,000               -          594,000         625,000
          (Gain) loss from disposition of equipment                  -          60,000           (6,000)        180,000
          Non-cash compensation charges                         35,000               -           91,000         165,000
          Accreted interest expense                             98,000          66,000          303,000         198,000
          Amortization of deferred revenue                           -               -          (85,000)              -
          Gain on sale of interest in subsidiary                     -               -                -      (1,643,000)
          Gain on sale of assets of subsidiary              (2,254,000)              -       (2,254,000)              -
          Changes in assets and liabilities:
            Accounts receivable                                330,000          24,000         (288,000)       (458,000)
            Prepaid expenses and other assets                   90,000        (237,000)        (287,000)       (171,000)
            Accounts payable and accrued expenses              626,000        (168,000)        (158,000)     (1,030,000)
            Deferred revenue                                  (122,000)       (164,000)         117,000        (779,000)
            Management severance and other liabilities        (187,000)       (362,000)        (735,000)       (996,000)
                                                        --------------   -------------    -------------   -------------
                Net cash  provided  by (used  in)
                operating activities                           955,000         211,000        1,256,000         575,000
                                                        --------------   -------------    -------------   -------------

Cash flows provided by (used in) investing activities:
    Capital expenditures                                    (2,548,000)       (992,000)      (4,453,000)     (2,404,000)
    Notes receivable                                            20,000               -           59,000         (70,000)
    Capital software expenditures                              (25,000)              -          (56,000)        (22,000)
    Proceeds from sale of assets of subsidiary               1,227,000               -        1,227,000               -
    Proceeds from sale of equipment                                  -               -           45,000               -
    Proceeds from sale of subsidiary                                 -               -                -       1,862,000
                                                        --------------   -------------    -------------   -------------
                Net cash  provided  by (used  in)
                investing activities                        (1,326,000)       (992,000)      (3,178,000)       (634,000)
                                                        --------------   -------------    -------------   -------------
Cash flows provided by (used in) financing activities:
    Principal payments on capital leases                      (282,000)        (35,000)        (916,000)        (58,000)
    Net proceeds from line of credit                         1,257,000               -        1,257,000               -
    Principal payments on note payable                         (60,000)              -          (60,000)              -
    Exercise of stock options                                        -               -          150,000               -
                                                        --------------   -------------    -------------   -------------
                Net cash  provided  by (used  in)
                financing activities                           915,000         (35,000)         431,000         (58,000)
                                                        --------------   -------------    -------------   -------------
Net increase (decrease) in cash and cash equivalents
                                                               544,000        (816,000)     (1,491,000)        (117,000)
                                                        --------------   -------------    -------------   -------------
Cash and cash equivalents at beginning of period
                                                             2,525,000       5,463,000        4,560,000       4,764,000
                                                        ==============   =============    =============   =============
Cash and cash equivalents at end of period              $    3,069,000   $   4,647,000    $   3,069,000   $   4,647,000
                                                        ==============   =============    =============   =============

     See accompanying notes to unaudited consolidated financial statements

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)

                                                                      Three Months Ended               Nine Months Ended
                                                                ------------------------------   -------------------------------
                                                                September 30,   September 30,     September 30,   September 30,
                                                                    1999            1998             1999             1998
                                                                -------------   --------------   --------------   --------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                   $      52,000   $        8,000   $      110,000   $       13,000
     Income taxes                                               $           -   $            -   $            -   $            -
                                                                =============   ==============   ==============   ==============

Supplemental disclosure of non-cash investing and
 financing activities:
   Issuance of treasury stock pursuant to
     anti-dilution provision                                    $           -   $    1,200,000   $      930,000  $     1,332,000
                                                                =============   ==============   ==============   ==============
   Issuance of common stock in payment of interest              $     103,000   $            -   $      193,000   $            -
                                                                =============   ==============   ==============   ==============

   Issuance of common stock in payment of  accrued
     board compensation                                         $     247,000   $            -   $      247,000   $            -
                                                                =============   ==============   ==============   ==============

   Equipment acquired under capital leases                      $     328,000   $            -   $    1,469,000   $      375,000
                                                                =============   ==============   ==============   ==============

   Equipment and license acquired by issuing note
     payable                                                    $           -   $            -   $      360,000   $            -
                                                                =============   ==============   ==============   ==============

   Exchange of preferred stock for convertible notes
     and warrants                                               $           -   $            -   $    5,449,000   $            -
                                                                =============   ==============   ==============   ==============

   Preferred dividend paid in common stock                      $           -   $           -    $       8,000    $        8,000
                                                                =============   ==============   ==============   ==============

   Issuance of common stock in exchange for cancellation
     of options and warrants                                    $           -   $            -   $            -   $      212,000
                                                                =============   ==============   ==============   ==============

   Unrealized loss on investments available for sale            $     410,000   $            -   $      410,000   $            -
                                                                =============   ==============   ==============   ==============
   Sale of assets of subsidiary in exchange for cash
     of $1,227,000 and stock of eBet Online.                    $   1,297,000   $            -   $    1,297,000   $            -
                                                                =============   ==============   ==============   ==============


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

    The consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K, filed for the year ended December 31, 1998.

    Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

2.  Investments Available For Sale

    Investment securities at September 30, 1999 consist of equity securities, which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value and unrealized holding gains and losses are excluded from earnings and are reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

3.  Revolving Line of Credit

    In August 1999, the Company entered into an agreement with Coast Business Credit for a revolving line of credit not to exceed $4,000,000. Interest is charged on the outstanding balance at a rate equal to the Prime Rate plus 1.5% per annum, but cannot be less than 9% per annum. The line of credit is secured by substantially all of the Company's assets. Total loan fees of $120,000 are payable in three annual installments and are being amortized over the life of the loan which matures on August 31, 2002.

4.  Earnings (Loss) Per Share

    Options, warrants, convertible preferred stock and convertible notes representing approximately 4,402,000, 3,901,000, 13,346,000 and 5,940,000,
potentially dilutive common shares have been excluded from the computations of net income (loss) per share for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998, respectively, as their effect is anti-dilutive.

                                                        Three Months Ended                  Nine Months Ended
                                                 ---------------------------------   ---------------------------------
                                                 September 30,     September 30,     September 30,     September 30,
                                                      1999              1998              1999              1998
                                                 ---------------   ---------------   ---------------   ---------------
Numerator for diluted earnings (loss)
  per share:
      Net income (loss) available
      to common shareholders                   $        507,000         (322,000)         (799,000)         (349,000)
         Interest on 7% convertible notes               103,000                 -                 -                 -
                                                 ---------------   ---------------   ---------------   ---------------
                                                        610,000         (322,000)         (799,000)         (349,000)
                                                 ===============   ===============   ===============   ===============

Denominator:
Denominator for basic earnings (loss) per
  share -
      Weighted average shares                        28,573,000        26,857,000        28,235,000        25,516,000

Potential effect of dilutive securities:
      Employee stock options and
        director options                              1,497,000                 -                 -                 -
      Warrants                                          526,000                 -                 -                 -
      Litigation settlements and management
      Severance                                               -                 -                 -                 -
      Convertible preferred stock                        61,000                 -                 -                 -
      Convertible debt                                4,637,000                 -                 -                 -
                                                 ---------------   ---------------   ---------------   ---------------
Potentially dilutive common shares                    6,721,000                 -                 -                 -
                                                 ---------------   ---------------   ---------------   ---------------
Denominator for diluted earnings per share -
      Adjusted weighted average
      shares and assumed conversions                  35,294,000        26,857,000        28,235,000        25,516,000
                                                 ===============   ===============   ===============   ===============
Basic earnings (loss) per common stock           $          0.02             (0.01)            (0.03)            (0.01)
                                                 ===============   ===============   ===============   ===============
Diluted earnings (loss) per common stock         $          0.02             (0.01)            (0.03)            (0.01)
                                                 ===============   ===============   ===============   ===============

Reflected in the net loss available to common shareholders for the nine months ended September 30, 1998 is the accretion of the beneficial conversion feature on the Series B Preferred Stock in the amount of $758,000. The amount of the beneficial conversion feature is measured at the date of issue of the convertible security as the difference between the conversion price and the market value of the common stock into which the security is convertible. This amount is accounted for as a non-cash dividend on the convertible preferred stock with the same amount credited to additional paid-in capital, allocated over the period from issuance to first convertibility. Therefore, there is no impact to shareholders' equity. The beneficial conversion feature was fully accreted as of September 30, 1998.

5.  Segment Information

    The Company analyzes segment performance based on revenue. Hospitality revenues represent 93% of the Company's total revenue and is the only reportable segment for the nine months ended September 30, 1999. The following tables set forth certain information regarding the Company's segments and other operations:


                                                            Three Months Ended                  Nine Months Ended
                                                      --------------------------------    -------------------------------
                                                     September 30,    September 30,      September 30,   September 30,
                                                         1999              1998              1999             1998
                                                     ---------------  ---------------    --------------  ---------------
Revenues:
           Hospitality                               $   5,564,000         5,297,000        16,127,000       15,739,000
           Other                                           323,000           506,000         1,258,000        2,165,000
                                                     ---------------  ---------------    --------------  ---------------
           Total revenues                            $     5,887,000        5,803,000        17,385,000       17,904,000
                                                     ===============  ===============    ==============  ===============
Operating loss:
           Hospitality                               $       932,000        1,509,000         3,206,000        4,708,000
           Online/Internet services                         (507,000)         448,000        (1,366,000)       1,444,000
           IWN, Inc.                                         (16,000)        (134,000)          (44,000)        (499,000)
           Corporate                                      (1,907,000)      (2,132,000)       (4,211,000)      (6,840,000)
           Other                                                   -                -                 -          (16,000)
                                                     ---------------  ---------------    --------------  ---------------
           Operating loss                            $    (1,498,000)        (309,000)        (2,415,000)     (1,203,000)
                                                     ===============   ==============    ===============  ==============

6.  Sale of Assets of Subsidiary

    The results for the three and nine months ended September 30, 1999 include a gain of $2,254,000 related to the sale of the assets of its wholly-owned subsidiary, IWN, Inc., to eBet Limited in exchange for $1,227,000 in cash and 4,000,000 shares of eBet Online stock.

7.  Subsequent Events

The following legal proceeding developments occurred subsequent to the period ended September 30, 1999:

    The Company reached a tentative settlement agreement with the class of plaintiffs in Miller v. NTN Communications, et al.,filed in June 1997 whereby the Company is to pay $3.25 million, subject to agreement on documentation and preliminary and final approval by the U.S. District Court. The settlement payment is fully covered by the Company's liability insurance.

    The Company entered into a settlement agreement with the Business Software Alliance ("BSA") in connection with the Company's use of certain software products in the course of its business, with insufficient licenses for such use, prior to 1998. Pursuant to the settlement agreement, the Company will pay to BSA a total of $339,864 in ten equal monthly installments. The Company had previously accrued an amount sufficient to cover the settlement.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

    This Quarterly Report contains forward looking statements, including statements relating to, among other things, the success of the DITV network, future growth of the Company's business and successful implementation of its Internet station strategy, which are subject to risks and uncertainties, including the impact of the Y2K remediation costs, product demand, market acceptance, and other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Report on Form 10-K for the fiscal year ended December 31, 1998 and its quarterly reports on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999, which are incorporated herein by reference.

General

    NTN Communications, Inc. develops, produces and distributes individual and multi-player interactive programs to a variety of media platforms. The Company broadcasts to a variety of delivery platforms 24 hours a day, providing entertainment and informational programming, including multi-player sports and trivia games. NTN networks distribute programming to more than 17.7 million viewer/participants per month in the United States through hospitality locations such as restaurants, bars and hotels. Additionally, NTN distributes programming to approximately 500 sites in Canada through its Canadian licensee.

    In February 1999, the Company introduced a second Network to be broadcast to the Hospitality industry. The Company installed the first of these Digital Interactive TV Systems ("DITV") in April 1999. As of November 5, 1999, the Company had received contracts for 1,412 sales of the DITV Network, of which 492 were new customers and 920 were conversions of customers from the original NTN Network to the DITV Network. Of the 1,412 total sales, 1,211 had been installed as of November 5, 1999.

    The DITV Network has all the capabilities of the original NTN Network plus a more television-like quality in advertisements and games. The new "Playmaker"(R) wireless input devices used with the DITV Network have been enhanced in several ways, including: (a) updated radio frequency technology mitigates the interference problems common to the prior series; (b) a larger eight-line LCD display to allow for several possible future features, including user "chat" from one unit to another within the host premises and the display of information such as sports scores and stock quotes; (c) a redesigned keypad conforms to the industry standard QWERTY keyboard layout as well as utilizing a "play zone" to provide a dedicated input area for the games; and (d) a longer battery life. Further, the Company has developed enhancements to its interactive software, including a migration to a Windows(R)-based platform, to allow full-motion video presentation.

    In April 1999, the Company acquired the assets and rights to certain technology, hardware and video games used in the Internet game business from Sikander, Inc., a Nevada corporation. The technology enables NTN to link the viewer/participants on its existing network to coin-operated Internet stations, thus providing out-of-home access to the Web and video games for patrons in restaurants, hotels and other public venues. The Company is currently deploying Internet Stations to various NTN locations in Southern California and Texas for beta testing.

    In addition to the introduction of NTN's DITV network and the purchase of the assets related to the Internet game business, the Company's Internet business plan will make it possible for consumers to access NTN's interactive content from a complete range of delivery systems, including NTN's two hospitality networks, the Internet, America Online, interactive cable services and other interactive delivery systems.

Results of Operations

Three months ended September 30, 1999 and September 30, 1998

    Operations for the three months ended September 30, 1999 resulted in a net income of $507,000 compared to a net loss of $322,000 for the three months ended September 30, 1998. The results for the third quarter of 1999 include a gain of $2,254,000 related to the sale of the assets of its wholly-owned subsidiary, IWN, Inc., to eBet Limited in exchange for $1,227,000 in cash and 4,000,000 shares of eBet Online stock.

    Total revenues increased 1% to $5,887,000 for the three months ended September 30, 1999 from $5,803,000 for the three months ended September 30, 1998. This occurred primarily due to an increase in network services revenue, which was partially offset by decreases in Online/Internet services revenues, advertising and other revenues.

    Network services revenue increased 10% to $5,038,000 for the three months ended September 30, 1999 from $4,565,000 for the three months ended September 30, 1998. This increase is primarily due to an increase in rates charged for the setup, installation and training for the DITV network as compared to the original network. During the three months ended September 30, 1999, 596 DITV systems were installed.

    Revenue from Online/Internet services decreased 56% to $222,000 for the three months ended September 30, 1999 from $506,000 for the three months ended September 30, 1998. The decrease was largely due to revenue recognized for production services provided in 1998 that did not occur in 1999. Additionally, revenue decreased $60,000 as a result of the contract with AOL which provides for reduced fees in the third quarter of 1999 compared to the third quarter of 1998.

    Advertising revenues decreased 12% to $199,000 for the three months ended September 30, 1999 from $226,000 for the three months ended September 30, 1998. The decrease is due to advertising contracts that ended in 1998 and did not recur in 1999.

    Other revenues decreased 16% to $428,000 for the three months ended September 30, 1999 from $506,000 for the three months ended September 30, 1998. Included in other revenue for the three months ended September 30, 1998 were equipment sales of $88,000. No such revenue was recorded for equipment sales in 1999.

    Direct operating costs increased 48% to $1,759,000 for the three months ended September 30, 1999 from $1,189,000 for the three months ended September 30, 1998. This increase was due to expenses of $266,000 associated with an increase in the number of sites installed, increased freight expenses associated with shipping equipment to the sites and an increase in the number of sales commissions paid in connection with the roll out of the DITV network for the three months ended September 30, 1999. Satellite transmissions costs and ISP charges increased $275,000 due to additional services needed to support the DITV network for the three months ended September 30, 1999.

    Selling, general and administrative expenses increased 22% to $3,491,000 for the three months ended September 30, 1999 from $2,857,000 for the three months ended September 30, 1998. Consulting expenses increased $315,000 related to Year 2000 efforts for the three months ended September 30, 1999. Bad debt expense was $209,000 for the three months ended September 30, 1999. No expense was incurred for bad debts for the three months ended September 30, 1998, as the allowance for bad debts as of September 30, 1998 was adequate. Additionally, marketing expenses increased related to the launch of the new DITV network for the three months ended September 30, 1999.

    Professional fees decreased due to the settlement of litigation for which the Company had accrued a liability for an amount which exceeded the settlement amount. As a result, the Company reduced the accrued expenses and litigation, legal and professional fee expenses by approximately $160,000 related to the settlement for the three months ended September 30, 1999.

    Equipment leases decreased $76,000 due to the payoff of such leases during the three months ended September 30, 1999.

    Stock-based compensation expense increased $35,000 for the three months ended September 30, 1999. There was no stock-based compensation for the three months ended September 30, 1998. The 1999 charges resulted from the issuance of warrants and options to non-employees, which can vary from period-to-period.

    Research and development expenses were $229,000 for the three months ended September 30, 1999, compared to $254,000 for the three months ended September 30, 1998. The current period expenses result from the Company's research and development efforts related to the next generation of the DITV network, Internet stations and future Internet web sites. For the three-month period ended September 30, 1998, the Company's research and development efforts focused primarily on the upgrade of the NTN network.

    Interest expense increased 130% to $262,000 for the three months ended September 30, 1999 from $114,000 for the three months ended September 30, 1998. The increase was primarily due to interest expense recorded in 1999 related to its convertible notes, the revolving line of credit, other notes payable and additional capital leases for equipment acquisitions that did not exist in 1998.

Nine months ended September 30, 1999 and September 30, 1998

    Operations for the nine months ended September 30, 1999 resulted in a net loss of $799,000 compared to a net income of $409,000 for the nine months ended September 30, 1998. The operating results for the nine months ended September 30, 1999 include a gain of $2,254,000 related to the sale of the assets of its wholly-owned subsidiary, IWN, Inc., to eBet Limited in exchange for $1,227,000 in cash and 4,000,000 shares of eBet Online stock. The operating results for the nine months ended September 30, 1998 include a gain of $1,643,000 related to the sale of a majority interest in one of the Company's subsidiaries.

    Total revenues decreased 3% to $17,385,000 for the nine months ended September 30, 1999 from $17,904,000 for the nine months ended September 30, 1998. This occurred primarily due to decreases in Online/Internet revenues, advertising and other revenues offset by increases in network services revenue.

    Network service revenue increased 5% to $14,708,000 for the nine months ended September 30, 1999 from $13,975,000 for the nine months ended September 30, 1998. This increase is primarily due to an increase in rates charged for the setup, installation and training for the DITV network as compared to the original network. During the nine months ended September 30, 1999, 936 DITV systems were installed.

    Revenue from Online/Internet services decreased 52% to $800,000 for the nine months ended September 30, 1999 from $1,680,000 for the nine months ended September 30, 1998. The decrease was largely due to revenue recognized for production services provided in 1998 that did not occur in 1999. Additionally, the Company entered into a new contract in the second quarter of 1998 with its Internet partner, America Online. The contract provides for a flat monthly fee rather than fees based on AOL member usage of the Company's content, which resulted in a reduction of revenue of $165,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

    Advertising revenues decreased 27% to $468,000 for the nine months ended September 30, 1999 from $642,000 for the nine months ended September 30, 1998. The decrease is due to advertising contracts that ended in 1998 and did not recur in 1999.

    Other revenues decreased 12% to $1,409,000 for the nine months ended September 30, 1999 from $1,607,000 for the nine months ended September 30, 1998. Other revenues for the nine months ended September 30, 1998 included approximately $285,000 in sales generated by LearnStar, Inc. (LearnStar). As a result of the sale of an 82.5% interest in LearnStar in June 1998, no such revenue was recorded for the nine months ended September 30, 1999. This decrease was partially offset by an increase in revenue from the Company's Canadian licensee for the nine months ended September 30, 1999.

    Direct operating costs increased 10% to $4,047,000 for the nine months ended September 30, 1999 from $3,671,000 for the nine months ended September 30, 1998. This increase was due to expenses of $393,000 associated with an increase in the number of sites installed, increased freight expenses associated with shipping equipment to the sites and an increase in the number of sales commissions paid in connection with the roll out of the DITV network for the nine months ended September 30, 1999. Satellite transmissions costs and ISP charges increased $449,000 due to additional services needed to support the DITV network for the nine months ended September 30, 1999. These increases were offset somewhat by the settlement of an accrued liability for license fees that was less than had been estimated. As a result, the Company reduced the accrued expenses and direct operating costs by approximately $180,000 related to the settlement for the nine months ended September 30, 1999. Additionally, the results for the nine months ended September 30, 1998, included approximately $360,000 in costs related to the realignment of the satellite dishes at hospitality locations in order to receive broadcast transmissions from the Galaxy III-R satellite when the PanAmSat Galaxy IV satellite failed to operate in May 1998.

    Selling, general and administrative expenses increased 1% to $9,181,000 for the nine months ended September 30, 1999 from $9,061,000 for the nine months ended September 30, 1998. The nine months ended September 30, 1999 included an increase in consulting expenses of approximately $356,000 relating to Year 2000 remediation efforts. Marketing expenses also increased approximately $236,000 related to the new DITV network for the nine months ended September 30, 1999. These increases were partially offset by approximately $276,000 in selling, general and administrative expenses incurred by LearnStar for the nine months ended September 30, 1998. As a result of the sale of an 82.5% interest in LearnStar in June 1998, no such expenses were recorded for the nine months ended September 30, 1999. Office lease expenses also decreased due to the sublet of office space beginning in September 1998 which was previously occupied by the Company.

    Professional fees decreased due to the settlement of litigation for which the Company had accrued a liability for an amount which exceeded the settlement amount. As a result, the Company reduced the accrued expenses and litigation, legal and professional fee expenses by approximately $160,000 related to the settlement for the nine months ended September 30, 1999.

    Equipment leases decreased approximately $122,000 due to the payoff of such leases during the nine months ended September 30, 1999.

    Stock-based compensation expense decreased 45% to approximately $91,000 for the nine months ended September 30, 1999 compared to $165,000 for the nine months ended September 30, 1998. The 1999 charges resulted from the issuance of warrants and options to non-employees and can vary from period-to-period.

    Research and development expenses were $524,000 for the nine months ended September 30, 1999, compared to approximately $474,000 for the nine months ended September 30, 1998. The current period expenses result from the Company's research and development efforts related to the next generation of the DITV network, Internet stations, and future Internet web sites. For the nine-month period ended September 30, 1998, the Company's research and development efforts focused primarily on the upgrade of the NTN network.

    Interest expense increased 170% to $699,000 for the nine months ended September 30, 1999 from $259,000 for the nine months ended September 30, 1998. The increase was primarily due to interest expense recorded in 1999 related to its convertible notes, the revolving line of credit, other notes payable and additional capital leases for equipment acquisitions that did not exist in 1998.

Liquidity and Capital Resources

    At September 30, 1999, the Company had cash and cash equivalents of $3,069,000 and working capital (current assets in excess of current liabilities) of $1,755,000, compared to cash and cash equivalents of $4,560,000 and working capital of $2,400,000 at December 31, 1998. Net cash provided by operations was $1,256,000 for the nine months ended September 30, 1999 and $575,000 for the nine months ended September 30, 1998. The principal uses of cash for the nine months ended September 30, 1999 were to fund the Company's net loss and for severance payments made by the Company in compliance with management resignation agreements with former officers totaling $735,000. Depreciation, amortization and other non-cash charges offset the uses. Net cash used in investing activities was $3,178,000 for the nine months ended September 30, 1999 and $634,000 for the nine months ended September 30, 1998. Included in net cash used in investing activities for the nine months ended September 30, 1999 were approximately $4,453,000 in capital expenditures offset by proceeds from the sale of assets of a subsidiary of approximately $1,227,000 for the nine months ended September 30, 1999. Net cash provided by financing activities was approximately $431,000 for the nine months ended September 30, 1999. Net cash used in financing activities was $58,000 for the nine months ended September 30, 1998. Net cash provided by financing activities for the nine months ended September 30, 1999 included $1,257,000 of proceeds from the revolving line of credit, net of principal payments, and $916,000 for principal payments on capital leases.

    In August 1999, the Company entered into an agreement with Coast Business Credit for a revolving line of credit not to exceed $4,000,000. Interest is charged on the outstanding balance at a rate equal to the Prime Rate plus 1.5% per annum, but cannot be less than 9% per annum. The line of credit is secured by substantially all of the Company's assets. Total loan fees of $120,000 are payable in three annual installments and are being amortized over the life of the loan which matures on August 31, 2002. The line of credit is expected to be used primarily for capital expenditures related to the launch of DITV.

    The Company believes that its cash on hand and anticipated cash flows from its operations and the line of credit will be sufficient to meet its operating needs through 1999. It is likely, however, the Company will require additional financing in 2000 to completely implement its plan to convert its entire existing customer base to the new DITV network, to expand the DITV network, implement the Company's Internet station strategy and expand the Company's Internet business. The Company has no agreement or commitment for any such additional financing and there can be no assurance whether, or on what terms, such financing will be available to the Company.


Year 2000

    The Company, with the assistance of independent outside consultants, has been assessing its "Year 2000" computer readiness and exposure to Year 2000 issues, which relates to the inability of computer software programs to recognize the arrival of the Year 2000, because of a common software design feature that describes the current year by only its last two digits. In connection with such assessment, the Company initiated a review of the information technology systems utilized in the Company's business and operations. Based on this review, the Company has segregated its systems into two categories: mission critical and support systems. Mission critical systems are characterized as hardware and applications contributing to the income of the business. Support systems are characterized as systems that organize and create efficiencies for the corporation, but are not critical to its operations. The Company has completed the assessment and remediation of all its computers, operating systems and commercial off the shelf software packages. The Company's proprietary software programs are being assessed by an independent outside consulting firm to establish its ability to process future critical dates. The compliance audit and remediation of the Company's proprietary software programs are expected to be completed by the beginning of December.

    The Company has incurred costs specific to remediation efforts of approximately $400,000 through September 30, 1999. Certain compliance issues have been eliminated as a result of the DITV network and the new equipment purchased related to DITV including back-end equipment. All location systems in the DITV network are Year 2000 compliant. The Company has upgraded key back-end systems with compliant commercial hardware, operating system and commercial off the shelf software. The Company reviewed the Year 2000 compliance by its principal vendors, and expects that the Company will not incur significant Year 2000 related costs on behalf of its vendors or other third parties.

    The worst-case scenario would be if the Company were unable to broadcast its program to its network services customers. Network services revenue represents 85% of total revenues for the nine months ended September 30, 1999. The Company has developed a contingency plan in the event that this occurs. However, a widespread or extended failure of the Company's internal systems, or systems of third parties, to be Year 2000 compliant, could potentially have a material adverse effect on the Company's business, financial condition or operating results.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of September 30, 1999, the Company owned an investment available for sale which is common stock of an Australian company that is subject to market risk. At September 30, 1999, the Company recorded an unrealized loss of $410,000 associated with the investment. The Company has convertible notes which bear interest at 7% per annum and a line of credit at a rate equal to the Prime Rate plus 1.5% per annum, which cannot be less than 9% per annum. A significant increase in interest rates could have an adverse affect on the Company's financial condition or results of operations.


PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    The following legal proceeding developments occurred subsequent to the period ended September 30, 1999:

    The Company reached a tentative settlement agreement with the class of plaintiffs in Miller v. NTN Communications, et al.,filed in June 1997 whereby the Company is to pay $3.25 million, subject to agreement on documentation and preliminary and final approval by the U.S. District Court. The settlement payment is fully covered by the company's liability insurance.

    The Company entered into a settlement agreement the Business Software Alliance ("BSA") in connection with the Company's use of certain software products in the course of its business, with insufficient licenses for such use, prior to 1998. Pursuant to the settlement agreement, the Company will pay to BSA a total of $339,864 in ten equal monthly installments. The company had previously reserved an amount sufficient to cover the expense of the settlement. The payments will therefore have no adverse impact on the company's future operating results.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    The Company issued 253,323 shares of common stock in August 1999 to the board of directors in lieu of cash compensation.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its annual meeting of stockholders on August 27, 1999. The following matters were voted upon at the meeting:

1.  Election of three Directors to hold office for the term expiring 2002:

Name of Director Elected       Shares Voting in Favor          Shares Withheld
------------------------       ----------------------          ---------------
Barry Bergsman                        22,296,737                    232,123
Stanley B. Kinsey                     22,296,987                    232,123
Donald C. Klosterman                  22,294,935                    232,123

The following individual is a continuing director with a term expiring in 2000:
Gary Arlen. The following individuals are continuing directors with terms expiring in 2001: Robert Bennett and Esther Rodriguez.

2. Stockholder proposal submitted pursuant to Rule 14a-8 promulgated under the Securities and Exchange Act of 1934, as amended, urging the Board of Directors to arrange for the prompt sale of the Company to the highest bidder:


                     Votes In Favor:                              2,570,098
                     Votes Against                               19,989,634
                     Abstentions                                    232,123

The stockholder proposal was defeated.

3. Stockholder motion to initiate search to replace Chief Executive Officer of the Company:

                     Votes In Favor                                 64,765
                     Votes Against                              22,727.090

The motion was defeated.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

10.1 Loan and Security Agreement, dated August 6, 1999, by and between NTN Communications, Inc. and Coast Business Credit, a division of Southern Pacific Bank.

10.2 Settlement Agreement, dated November 1, 1999, between the Business Software Alliance and NTN Communications, Inc.


27.   Financial Data Schedule.

    (b)   Reports on Form 8-K

None

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           NTN COMMUNICATIONS, INC.

Date:  November 12, 1999                   By: /s/ Kendra Berger
                                               ------------------
                                               Kendra Berger
                                               Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NO.                               DESCRIPTION

10.1 Loan and Security Agreement, dated August 6, 1999, by and between NTN Communications, Inc. and Coast Business Credit, a division of Southern Pacific Bank.


10.2 Settlement Agreement, dated November 1, 1999, between the Business Software Alliance and NTN Communications, Inc.


27.          Financial Data Schedule.