Form 10-K
period 1999-12-31
NTN COMMUNICATIONS INC
filed 2000-03-17
CIK 748592

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    -------
                                   FORM 10-K
                                    -------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

      TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON
                                                 WHICH REGISTERED
 COMMON STOCK, $.005 PAR VALUE
    REDEEMABLE COMMON STOCK                   AMERICAN STOCK EXCHANGE
       PURCHASE WARRANTS

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Common Stock held by non-affiliates of Registrant as of March 1, 2000, computed by reference to the closing sale price of the Common Stock on the American Stock Exchange, was approximately $116,318,582. For purposes of this computation, all directors and executive officers of Registrant are considered affiliates.

As of March 1, 2000, Registrant had 30,242,559 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                          PAGE

                                    Part I
 1.     Business                                                                1

 2.     Properties                                                             10

 3.     Legal Proceedings                                                      10

 4.     Submission of Matters to a Vote of Security Holders                    11

                                   Part II

 5.     Market for Registrant's Common Equity and Related Stockholder          12
        Matters

 6.     Selected Financial Data                                                13

 7.     Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  13

7A.     Quantitative and Qualitative Disclosures About Market Risk             19

 8.     Consolidated Financial Statements and Supplementary Data               20

 9.     Changes in and  Disagreements  with  Accountants  on Accounting and
        Financial Disclosure                                                   20

                                   Part III

10.     Directors and Executive Officers of the Registrant                     21

11.     Executive Compensation                                                 23

12.     Security Ownership of Certain Beneficial Owners and Management         26

13.     Certain Relationships and Related Transactions                         27

                                   Part IV

14.     Exhibits, Consolidated Financial Statement Schedule, and Reports       29
        on Form 8-K


        Index to Consolidated Financial Statements and Schedule               F-1

                                     PART I

ITEM 1. BUSINESS

     THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "PLANS" OR SIMILAR EXPRESSIONS AND STATEMENTS RELATING TO THE COMPANY'S STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND PROSPECTS AND THE COMPANY'S FINANCIAL POSITION. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT ITS PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE COMPANY'S EXPECTATIONS ARE SET FORTH IN THIS REPORT UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS".

GENERAL

     NTN Communications, Inc. ("NTN" or the "Company"), based in Carlsbad, California, is a developer and distributor of interactive entertainment and owns and operates the largest "out-of-home" interactive consumer marketing television network in the United States.

     NTN operates its businesses principally through two operating divisions:
BUZZTIME, Inc.(TM) ("BUZZTIME") and The NTN Network(R). BUZZTIME, NTN's wholly-owned subsidiary was formed in December 1999 to distribute NTN's digital trivia game show library and many unique "TV Play-along" sports games. The NTN Network operates two interactive television (ITV) networks: its original NTN Network and its new Digital Interactive Television ("DITV") Network. Both networks broadcast daily a wide variety of popular interactive games, advertisements and informational programming to consumers in approximately 3,300 restaurants, sports bars and taverns throughout North America.

     In 1994, the Company formed LearnStar, Inc., which operated through June 1998 as a wholly-owned subsidiary of NTN. In June 1998, the Company sold an 82.5% interest in LearnStar, Inc. to NewStar Learning Systems, L.L.C. In 1994, the Company also formed IWN, Inc. ("IWN"), which serves as the general partner of IWN L.P., a limited partnership which was engaged in the development of interactive technology for gaming applications. IWN has no business or operations apart from its service as the general partner of IWN L.P. In August of 1999, the assets of IWN L.P. were sold to eBet Limited for $1,227,000 in cash and 4,000,000 shares of eBet Online stock.

     Unless otherwise indicated, references herein to "NTN" or the "Company" include NTN and its consolidated subsidiaries.

INDUSTRY SEGMENTS

     The industry segment information contained in the Notes to the Consolidated Financial Statements included in Item 14 of this report is incorporated herein by reference.

THE NTN NETWORK

GENERAL

     The NTN Network is North America's largest "out-of-home" interactive television network. The unique private network is driven by Internet-enhanced technology and broadcasts a variety of multi-player sports and trivia games 365 days a year to hospitality venues such as restaurants, sports bars, hotels, clubs and military bases totaling approximately 3,300 locations in North America ("Locations"). 17.7 million games are played per month on over 12,000 public television screens.

     Locations pay NTN to use the Company's interactive technology, which consists of a customized personal computer and an average of 15 wireless game pads, or Playmakers(R), and to receive the Company's 17-hours-per-day entertainment broadcast. The content is delivered to the sites by satellite and through the Internet, usually during off-peak hours, and stored on the customized NTN-computer. The game and advertising content is then replayed off a standard time clock to simulate a "real-time" broadcast.

     The NTN Network is the only television network that is specifically designed to entertain the out-of-home viewer. Where other television broadcasts are produced for the home viewer who is passively watching from six feet away, NTN's broadcast is easily viewed from a distance of over 15 feet. In addition, the NTN content is not dependent upon audio, so it does not interfere with the Locations' own sound system or patrons' conversations. NTN's content is designed to promote social interaction and stimulate conversation among the patrons.

     Since 1982, the Company has operated a DOS-based Network, now termed the original NTN Network. In April 1999, the Company launched a new and second DITV network which is now being deployed.

     DITV contains many new features, including a Windows-based platform with full-motion video capabilities and high-resolution graphics to allow more compelling content and better advertising opportunities. In addition, the new, more consumer friendly Playmaker keypads operate at 900 MHz to increase transmission range and have a longer battery life. They also feature a much larger, eight line LCD screen that displays sports scores and other ticker information. They also enable electronic, text-based chat between patrons.

PRINCIPAL PRODUCTS AND SERVICES

ENTERTAINMENT PROGRAMMING

     The NTN Network's principal product/service is the broadcast of a variety of sports and interactive trivia games that entertain and challenge a players' skill and knowledge while creating significant customer loyalty. Each Location is furnished with NTN proprietary equipment (a "Location System"), including a customized personal computer, a satellite data receiving unit (usually a small satellite dish), and a minimum of five hand-held, portable Playmakers which players use to enter their selections. During live interactive programs, players participate in the play-along programs using two television screens. One screen features the live broadcast from the television network (e.g., an NFL football game), while the second screen displays the NTN Network program. Participants play the game by entering their selection on Playmakers, which transmit a radio signal to the on-site computer. At the conclusion of the broadcast, scores are calculated and top scores are sent via phone lines to the NTN broadcast center (the "Broadcast Center") in Carlsbad, California. Within minutes, rankings for each Location are tabulated and displayed and rankings and scores for the top Locations are transmitted back to all Locations via the NTN Network for display. This allows players to compete not only with other patrons at their Location, but against all players across the nation who are participating interactively on the NTN Network. Customers generally have executed a one-year contract to obtain the Company's services and pay a monthly fee ranging from $400 to $800.

     While certain of the Company's sports games are available only during the seasons when the respective sports are played, trivia game programs allow the Company to offer year-round interactive programming. The NTN Network provides trivia competitions during evening hours, when Locations, particularly restaurants and taverns, tend to be busiest.

     A unique feature of NTN Network's interactive programming is the players' ability to compete in real-time within each Location and be ranked against players in all Locations throughout North America. This enables each Location to create on-premise promotions to increase patron loyalty as well as NTN to capture national sponsors who want to use the competitions as a promotional tool.

     The programming is created to build a sense of community within each Location by providing customers the opportunity to compete against one another as well as consumers in other Locations across the country. The competition, intellectual challenge and personal recognition received on the NTN Network encourages patrons to stay longer at Locations and return more often, enabling the Locations to increase sales.

     The NTN Network presently features the following interactive sports games programs:

     NTN PLAY-ALONG GAMES - Interactive games played in conjunction with live, televised events. Games include the following:

           GAME                            DESCRIPTION
       -------------                ------------------------
       QB1(R)                       NFL licensed interactive strategy game in
                                    conjunction with live telecasts of
                                    college and professional football games

       NTN PowerPlay                Interactive strategy game played in
                                    conjunction with live televised Hockey games

     NTN FANTASY GAMES - Fantasy league games played in conjunction with sporting events or rotisserie leagues. Games include the following:

                                        GAME                              DESCRIPTION
                               ------------------------     ------------------------------------------
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

                               Football Challenge(TM)       Weekly selection of winners of
                                                            college and professional football games

                               Survivor(R)                  Weekly single elimination prediction game
                                                            for professional football

     The NTN Network presently features the following interactive trivia games programs:

     NTN PREMIUM TRIVIA GAMES - Promotion-oriented weekly game shows that generally require 1-2 hours of participation. Prizes are awarded to the top finishers, except where prohibited by law. Games include the following:

                                        GAME                              DESCRIPTION
                               ------------------------     ------------------------------------------
                               Passport                     Travel trivia

                               Playback(TM)                 Music trivia

                               Showdown(R)                  Advanced trivia challenge

                               SportsIQ(TM)                 Weekly sports trivia game

                               Sports Trivia Challenge(R)   Advanced sports trivia covering
                                                            multiple topics

                               Spotlight(TM)                Entertainment and media-based
                                                            trivia game (movies, music)

                               Glory Daze(TM)               Trivia game focused on baby boomer
                                                            topics

     NTN TRIVIA GAMES - General-themed, standard games typically one-half hour in length. Games include the following:

                                        GAME                              DESCRIPTION
                               ------------------------     ------------------------------------------
                               Brain Buster(R)               Interactive trivia game covering
                                                             esoteric topics

                               Countdown(R)                  Interactive trivia game using word plays

                               Topix(TM)                     Theme-driven trivia game played under
                                                             controlled timing

                               Wipeout(TM)                   Interactive trivia game eliminating
                                                             incorrect answers

                               Nightside(R)                  Adult-oriented trivia

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

                                        GAME                              DESCRIPTION
                               ------------------------     ------------------------------------------
                               NTN Awards Show(TM)          Interactive game played in conjunction
                                                            with the Academy Awards Show

                               NTN Draft Show(TM)           Interactive game played in conjunction
                                                            with the annual NFL draft

INFORMATION PROGRAMMING

     During the hours in which the NTN Network is not broadcasting interactive games, the Company uses its broadcast network to transmit sports information as well as NTN Network programming information. The Company obtains the majority of its sports information (for which it pays a monthly fee) from Sportsticker wire service, electronically formats the information and then retransmits it for broadcast to Locations.

ADVERTISING

     The NTN Network, in a manner similar to the television broadcast medium, sets aside a number of minutes of a broadcast hour for sale for advertising, promotional spots (promoting NTN Network's competitions and special events), "tune-in spots" (promoting NTN Network programming schedule), and public service announcements.

     The Company has currently set aside 14 minutes each hour for advertising spots, promotional spots and "tune-in spots." Each spot is designed to be 15 seconds in length for a total of 56 spots per hour. The Company can insert advertising messages into its interactive sports and trivia programming at any number of Locations. Further, messages can be broadcast over the NTN Network or custom-tailored for a specific Location or several Locations. Sponsorships of programs are also available and provide advertisers with specific premium exposure within a sponsorship program.

FREQUENT PLAYER PROGRAM

     The NTN Network's Players Plus(R) ("Players Plus") frequent player club, numbering over 500,000 current members, offers advertisers an effective tool for market research. Players Plus members join by entering their name, address, zip code and identification number into a Playmaker, which is then captured at the Broadcast Center. Members earn points each time they play and also a chance to win prizes in the monthly Players Plus sweepstakes. Sponsors are capable of receiving feedback through interaction with customers in the form of customer surveys on the NTN Network or via email.

INTERNET GAME STATION BUSINESS

     In April 1999, the Company acquired the assets and rights to certain technology, hardware and video games used in the Internet game business from Sikander, Inc. The technology enables NTN to link the viewer/participants on its existing network to coin-operated Internet stations, thus providing out-of-home access to the Web and video games for patrons in restaurants, hotels and other public venues. The Company is currently deploying Internet stations to various Locations in Southern California and Texas for beta testing. No assurance can be given that a market will develop for this technology and game format.

DISTRIBUTION

     The NTN Network presently features from 14 to 17 hours, depending on the time zone, of interactive sports and entertainment trivia game programming on weekdays, with extended programming hours on weekends. The balance of broadcast time is devoted to a non-audible graphics-based service transmitting information, including sports scores and upcoming program promotions.

     Original programming is developed and produced at the Company's corporate offices in Carlsbad, California, for distribution to Locations. The Company's facilities are equipped with video, satellite and communications equipment, and multimedia computers. The Company can provide simultaneous transmission of up to 16 live events for interactive play and a multitude of interactive games and other programs, allowing distribution of different programs to customers in different geographical locations.

     The Company uses two independent services to distribute NTN programming via satellite to customers, although it is not dependent upon either service because there are several other providers that offer similar services. The Company attempts to use the most effective and least expensive multiple data transmission techniques to distribute data from the Company's facilities to customers, including Internet transmission and direct satellite broadcast.

     NTN has granted an exclusive license to Networks North, Inc., a Canadian Company, to conduct all business relating to NTN's content and hardware products throughout Canada. This Canadian licensee currently broadcasts to approximately 500 hospitality venues.

     NTN has also granted an exclusive license to eBet Limited, an Australian Company, to distribute NTN's games in commercial establishments and other public places throughout Australia and New Zealand via eBet Limited's own licensed network. This Australian licensee currently broadcasts to approximately 40 hospitality venues.

MARKETING

     The NTN Network markets its services to customers primarily through advertising in national trade periodicals, national and regional industry trade shows, telemarketing, direct mail and direct contact through field representatives. All sales prospects are organized and tracked through shared database software. Currently, services are sold through a regional-based management team that utilizes direct salespersons, as well as independent representatives.

     The Company believes that the DITV Network will be a growth vehicle for the NTN Network. The additional appeal of the games and on-screen look are expected to lead to greater customer satisfaction and an even longer product life cycle, thereby extending the revenue stream from each Location.

     The ability to broadcast full-motion video ads is expected to provide new advertising opportunities. For the first time, advertisers will be able to assimilate existing video footage into their NTN advertisements and avoid much of the extra work needed to produce less compelling static ads that are broadcast on the original NTN Network.

     The Company is enhancing its frequent player program, PlayersPlus, to enable registration of more players and increase its database of names, email addresses and demographic information. This information can be used to target direct marketing opportunities, as well as to drive players to NTN's other businesses. NTN currently has approximately 500,000 members who accumulate points for playing. Achieving higher point levels earns the PlayersPlus member a higher status on the Network and their name is broadcast inside their "home" Location and, if they score high enough, the entire country. NTN is currently developing a common database that will enable cross promotions between all NTN interactive platforms, whether they are in or out of the home.

     Currently, NTN is placing prototype Internet Stations in various Southern California and Texas Locations as its next phase of testing. The Company plans to expand the test to 50 locations in the near future. The Company is aggressively attending trade shows for the purpose of creating awareness and establishing its brand as the industry leader. NTN intends to use the Internet Stations to expand the Company's reach to Locations not currently suitable for the interactive NTN Network (primarily due to its cost). The Internet stations will also be valuable as a stand-alone product in many public locations that do not have televisions or sit-down customers.

RAW MATERIALS

     The Location System is assembled from off-the-shelf components available from a variety of sources, except for the Playmaker package. The Company is responsible for the installation and maintenance of the Location Systems. The DITV Playmaker is a hand-held, 900-megahertz radio frequency device used to enter choices and selections by players of QB1 and our other games and programming is broadcast via the NTN Network and is currently manufactured by a non-affiliated manufacturer in Taiwan.

SEASONAL BUSINESS

     Overall, the Company's business generally is not seasonal. Revenue is billed monthly as service is provided to customers. However, sales of new Locations have traditionally been higher in the summer and early fall months compared to the rest of the year. This trend coincides with the start of the NFL season in August.

     The hospitality industry has historically experienced a relatively high business failure rate. Likewise, the Company has lost customers due to the failure of customer businesses, change in ownership and non-renewal of contracts, collectively referred to as "churn". The Company's historical churn experience has also been seasonal in that the percentage of churn has been highest following the completion of the NFL season in February, although churn occurs in all months. During the Company's operating history, approximately 25% to 30% of the existing NTN Network customers at the beginning of a year have churned by the end of that year. The Company believes that a significant portion of the historical churn rate is attributable to customer dissatisfaction with the 49 MHz technology. The introduction of the new DITV Network is expected to reduce the churn rate once the entire network of customers has been converted to the DITV system; however, no assurance can be given that the improved DITV technology will be successful in reducing the churn rate.

SIGNIFICANT CUSTOMERS

     The Company's customers are diverse and varied in size as well as location. The Company is not dependent on any one customer. The Company does not have any individual customer, including chain locations, who accounted for 10% or more of its consolidated revenues in 1999, 1998 or 1997.

BACKLOG

     The Company historically has not had a significant backlog at any time because the Company normally can deliver and install new Location Systems within the delivery schedule requested by customers (generally, within two to three weeks). With the introduction of the DITV Network, however, a backlog of sales ranging from 100 to 500 contracts existed from April 1999 to October 1999. As of November 1999, the Company returned to its normal delivery schedule.

COMPETITION

     Currently, the NTN Network has no competitors that furnish live, multi-player interactive entertainment similar in scope and nature. Although the Company has no direct competitors in this area, it does compete for total entertainment dollars in the marketplace. Other forms of entertainment provided in public eating and drinking establishments include music-based systems and cable and pay-per-view television. However, informal feedback provided by customers indicates that patrons are inclined to stay longer and consume more food and drink when NTN Network interactive games are offered as the main source of entertainment. Accordingly, NTN Network customers generally tend to view these services as a profit generator rather than a cost center.

BUZZTIME

GENERAL

     BUZZTIME is a wholly-owned subsidiary of NTN incorporated in the state of Delaware in December 1999. BUZZTIME currently is the exclusive distributor of the Company's largest known digital trivia game show library and many unique "TV Play-along" sports games. BUZZTIME is also expected to launch BUZZTIME.com(TM) as a new game website in the spring of 2000.

     BUZZTIME will function as a game website as well as a developer and a distributor of game content. As a developer, it will continue to augment the Company's expansive interactive game library. As a distributor, BUZZTIME intends to broadcast live play-along game shows to a broad array of interactive platforms under a "BUZZTIME Everywhere" campaign. The Company's mission is to take the BUZZTIME brand beyond BUZZTIME.com and online services to a multitude of interactive platforms that will include Interactive Television (ITV) and hand-held interactive devices. There can be no assurance that the Company will be successful in executing this strategy.

PRINCIPAL PRODUCTS/SERVICES AND DISTRIBUTION

     BUZZTIME offers a broad range of interactive entertainment and programming which it delivers through many distribution channels. As the exclusive distributor of the NTN interactive game library, BUZZTIME is the primary game distributor to the NTN Network. In the spring of 2000, BUZZTIME will launch its game website, BUZZTIME.com, which will feature its trivia content with a focus on fun, community, competition and player rewards with the introduction of a player reward program. BUZZTIME.com will feature popular, branded interactive trivia games and consumer marketing promotions and contests. BUZZTIME will also host and distribute the Company's unique interactive TV play-along sports games which add an interactive, "Play-Along" layer to live sports television broadcasts.

     During 1999, BUZZTIME entered into key distribution agreements as follows:

FOXSPORTS.COM
     BUZZTIME has an agreement with FOXSports.com through the 2000-2001 NFL season providing for the production and hosting of a customized, co-branded version of QB1 and live sports trivia game shows. Under this revenue-sharing agreement, the games will be provided to end users via FOXSports Online and the NTN Network. Additionally, Fox has agreed to provide on-air promotion during Fox-televised professional football games.

AT&T
     BUZZTIME was selected in December 1999 as AT&T's first content provider in conjunction with AT&T's initiative to deploy DCT-5000 set-top boxes scheduled to begin in mid-2000. BUZZTIME has agreed to provide its multi-player interactive trivia games and interactive play-along applications via AT&T's interactive television service. The agreement with AT&T is a five-year agreement which provides for revenue sharing opportunities through sponsorship, advertising and e-commerce.

AMERICA ONLINE
     In December 1999, NTN signed a one-year nonexclusive content agreement with America Online that made NTN's BUZZTIME.com trivia games available to AOL's more than 21 million members. In contrast to NTN's previous agreement with AOL, the BUZZTIME content will be available on each of AOL's 13 channels. There will be one game per channel, but an option to play more BUZZTIME trivia will be available to consumers that if selected will take the consumers to BUZZTIME.com where registrations and transactional activities will be between BUZZTIME and the consumer. Under the previous agreement with AOL, over 500,000 unique players played the Company's games each month and there were over two million monthly entries averaging 14 minutes per visit according to AOL usage reports.

MIDWAY AMUSEMENT GAMES
     BUZZTIME entered into a branding license agreement with Midway Amusement Games whereby BUZZTIME's trivia questions and answers are to be provided via Midway's "Touchmaster", a coin-operated video game and amusement machine. BUZZTIME will be paid a royalty fee based on sales of the licensed products.

     Management believes that the combination of multiple cross-promotional distribution channels that currently exist together with those expected to be established in 2000 will give BUZZTIME broad consumer exposure as an emerging leader in the interactive game space.

MARKETING

     The Company is aggressively implementing a plan to market interactive game shows available for play 24-hours per day on multiple interactive platforms, simultaneously, by hundreds of thousands of individuals. The platforms will include interactive television, the Internet, online services (such as AOL), the NTN Network, and even hand-held portable devices. Key to BUZZTIME's marketing strategy is not only traditional website promotion but also the targeted promotion to hundreds of thousands of its loyal AOL game players and millions of dedicated out-of-home hospitality players. The NTN Network currently hosts 17 million games played each month in 3,300 restaurants and sports bars in North America, and will be a key element in promoting the new brand.

     The Company intends to grow revenues through a combination of advertising, game sponsorships, e-commerce and pay-to-play models. The BUZZTIME business model is supported by the emergence of strong market demand for compelling content on the Internet; the installation of digital interactive cable set-top boxes by Multiple Systems Operators; and content which will enable BUZZTIME games to be played across all interactive platforms, including cell phones and mobile devices, in the near future.

     Key to revenue growth will be the Company's ability to register a large number of users at little cost, and turn these registrations into revenue through sponsorship, ad revenues and e-commerce. While our competitors must spend millions of dollars per year to expose their brands to new players, BUZZTIME is expected to have three powerful self-branding entities. These include the millions of game players each month found playing its out-of-home game network and the upcoming introductions to hundreds of thousands of BUZZTIME players on both the AOL and interactive television platforms.

     Revenues also are expected to be generated by creating a cross-platform player rewards program with hundreds of rewards/distribution partners. E-commerce partners will pay a "bounty" to gain direct access to BUZZTIME's registered players. Players will receive redemption points, "Buzz Points," for participating in the marketing promotion.

RAW MATERIALS

     For media platforms such as online services, the Company distributes its programs to the recipients who maintain their own receiving, translation and re-broadcasting equipment. Accordingly, the Company has no raw materials or equipment needs for these customers beyond its own back-end servers.

SEASONAL BUSINESS

     The Company's Internet game site is subject to industry trends that affect Internet providers generally, including seasonality and user inactivity. User traffic on web sites has typically declined during summer and year-end vacation and holiday periods.

COMPETITION

     In the Online/Internet Services market, the consumer has many entertainment options from which to choose, ranging from cable television to telephone based services to computer online providers and the Internet. The Company offers live, multi-player games and services which are available to multiple interactive platforms in the home. Also, the Company competes for a share of the total home entertainment dollars against broadcast television, pay-per-view and other content offered on cable television. The Company also competes with other programming available to consumers through online services such as AOL. Cable television, in its various forms, provides consumers the opportunity to make viewing selections from anywhere between 30 to 100 free and pay channels, thus limiting the amount of time devoted to any particular channel. For the most part, cable television is predominantly a passive medium, and does not offer the viewer the opportunity to participate in its programming, and even less frequently, does it offer programming designed for active participation. Online providers, such as AOL, can provide literally thousands of options for content and entertainment; however, such online services have traditionally been confined to that company's subscriber base. Interaction among viewers is thus limited to the particular program as offered only on the specific online service. NTN offers consumers the opportunity to participate and compete against other viewers who are seeing the identical program over several different technological media, including interactive television, personal computers and/or the NTN Network.

     Within the Online/Internet service market is the competitive set for BUZZTIME.com, which are those sites which offer either trivia game play or similarly styled social, non-violent game play such as board or card games, games of chance, and strategy games. The competitive market for Internet game sites is relatively new, intensely competitive and rapidly changing. The number of Internet games sites competing for consumers' attention and spending has proliferated in recent years, and the Company expects the competition to continue to intensify. The Company competes directly and indirectly for advertisers, registrants and players. Registration data, number of users per month and the amount of time a user spends on a site per month (stickiness) are all important metrics by which advertising revenue is attracted. The Company believes that the principal competitive factors in attracting and retaining users and registrants is the ability to offer compelling and entertaining content and brand recognition.

SOURCES OF REVENUE

     The following table sets forth certain information with respect to the principal sources of the Company's revenues during the years ended December 31, 1999, 1998 and 1997.


                                          YEARS ENDED DECEMBER 31
                                          -----------------------
                                              (IN THOUSANDS)
                                      1999        1998            1997
                                      ----        ----            ----

Hospitality Revenues               $   22,250  $    20,973       21,018
Internet Revenues                         383        1,131          694
America Online Fees                       600          883        2,632
Equipment Sales, net                       84          499          475
Other Revenue                             431          708        1,042

LICENSING, TRADEMARKS, COPYRIGHTS AND PATENTS

     The Company's sports games make use of simultaneous telecasts of sporting events. Where the Company has licenses with various sporting leagues, the Company is also permitted to utilize the trademarks and logos of national teams and leagues in connection with the playing of an interactive game.

     The Company is party to an agreement with the NFL which will, unless renewed, expire March 31, 2000. The NFL agreement grants the Company the exclusive data broadcast rights to conduct interactive games in conjunction with the broadcast of NFL football games, for which the NFL receives a royalty based on revenues billed by the Company in connection with QB1 play. The Company's rights under the agreement include certain approved online services to all territories in which such online services are accessible and significantly includes the Internet. The Company is currently negotiating with the NFL for a new agreement, but is not assured that a new agreement will be reached.

     The Company keeps confidential as trade secrets the software used in the production of its programs. The hardware used in the Company's operations is virtually off-the-shelf, except for the Playmaker keypads. The Company owns copyrights to all of its programs and software. In addition to the registration of the trademark for QB1, the Company has either received, or is presently applying for, trademark protection for the names of its other proprietary programming, to the extent that trademark protection is available for them. The Company's intellectual property assets are important to the Company's business and, accordingly, the Company maintains a program directed to the protection of its intellectual property assets.

GOVERNMENT CONTRACTS

     The Company provides its broadcast services through the NTN Network to a small number of government agencies (usually military base recreation units); however, the number of government customers is small compared to the Company's overall customer base. Contracts with government agencies are provided under substantially the same terms and conditions as other corporate customers.

RESEARCH AND DEVELOPMENT

     During 1999, 1998 and 1997, the Company incurred approximately $842,000, $714,000, and $1,600,000, respectively, related to Company-sponsored research and development projects, including projects performed by consultants for the Company. In 1999, research and development efforts related to the development of the second generation of the DITV Network, Internet stations and future Internet websites.

     The Company has previously experienced problems in the performance of its 49 megahertz Playmaker device. In an effort to address these equipment function problems, the Company developed a new 900 megahertz Playmaker. The new device has been more reliable as it has been deployed commercially with the launch of NTN's DITV Network. Further, the Company has developed enhancements to its interactive software including a migration to a Windows-based platform and continued research into new and enhanced graphics. The Company continuously evaluates various methods of transmitting its programs and services. Research and development is also underway to migrate the current Network technology to off-the-shelf Internet technology. By doing so, third-party content, technology and hardware solutions can be easily integrated into the Network systems. The goal is to transform the previously entertainment-based service into a Public Portal to the Internet(TM), enabling popular online services such as e-mail, chat, instant messaging and real-time informational services. In an effort to prepare for the launch of the Company's new game website, BUZZTIME.com, the Company performed beta testing for Internet based engines and content delivery mechanisms for trivia gaming. The Company also investigated various hardware and software platforms to determine the environment that will best serve the live sport play-along games.

     In 1999, the Company incurred approximately $60,000 in research and development expenses for the development and testing of its coin-operated Internet stations.

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

     On June 16, 1998 the Company received FCC approval for its new 900 MHz Playmaker keypad. The 900 MHz Playmaker is an integral component of the Company's DITV Network.

EMPLOYEES

     The Company employs approximately 188 people on a full-time basis and 35 people on a part-time basis, and also utilizes independent contractors for specific projects. In addition, the Company retains a number of non-affiliated programming and systems consultants. It is expected that as the Company expands, additional employees and consultants will be required. The Company believes that its present employees and consultants have the technical knowledge necessary for the operation of the Company and that it will experience no particular difficulties in engaging additional personnel with the necessary technical skills when required. None of the Company's employees are represented by a labor union, and the Company believes its employee relations are satisfactory.

ITEM 2. PROPERTIES

     The Company leases space in a three-building complex known as The Campus pursuant to a six-year lease for approximately 39,000 square feet of office and warehouse space. The lease expires in June 2001 and the monthly rent is approximately $38,000. In September 1998, the Company, as sublessor, entered into a sublease agreement for office space in The Campus with WinResources Computing, Inc., as sublessee. The sublease expires in June 2001 and the monthly rent is approximately $13,000.

     The Company also leased approximately 3,600 square feet of warehouse space near the corporate headquarters in December 1999. The lease expires in December 2001 and the monthly rent is approximately $3,400 per month.

     The Company also leased approximately 2,900 square feet of office space near the corporate headquarters in February 2000. The lease expires in June 2001 and the monthly rent is approximately $5,300.

     With continued growth, the Company anticipates having to lease additional space in the near future. The Company believes it will be able to do so as the need arises.

ITEM 3. LEGAL PROCEEDINGS

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

     On July 3, 1997, the Company filed a motion to dismiss the lawsuit. On November 6, 1997, the Court dismissed all of the plaintiff's state law causes of action against the Company but retained the plaintiff's federal law causes of action. In February 1998, the attorneys representing the plaintiffs in this litigation filed an action entitled Dorman vs. NTN Communications, Inc. in the Superior Court of San Diego County for the State of California in which they essentially replead the state law causes of action dismissed in the federal lawsuit. In March 1999, the Court granted the Company's motion for summary judgment in the Dorman matter. On May 13, 1999, plaintiffs filed a motion for new trial which was denied by the Court. On August 20, 1999, plaintiffs filed an appeal of the summary judgment in the Fourth Appellate District of the Court of Appeals for the State of California. The Company will file its reply to the appeal on or before March 30, 2000. In the Company's opinion, the claim in the Dorman litigation is covered by directors and officers liability insurance. The Company has submitted this claim to its directors and officers liability insurance underwriters, who have accepted such claims subject to reservation of rights. The Company's deductible under the insurance policy is $200,000, which has been satisfied.

     In November 1999, the Company reached a tentative settlement agreement with the class of plaintiffs in the Miller litigation whereby the Company would pay $3,250,000 upon approval by the court. The settlement payment is fully covered by the Company's liability insurance. A settlement hearing is scheduled to take place in April 2000 for the purpose of seeking court approval of the proposed settlement and plan of allocation of the settlement funds. Assuming court approval is obtained, the litigation will be dismissed as to all defendants.

     In September 1998, the Company received correspondence from counsel to Microsoft Corporation and related inquiries from the Business Software Alliance and Software Publishers Association, two industry associations, requesting information regarding the Company's use of the MS-DOS operating system in connection with its Playmaker(R) systems which at the time were installed in over 2,800 hospitality locations throughout the United States. In response, the Company conducted an internal audit and produced the results to counsel to the three entities. Based on the audit results, it was determined that the Company had insufficient licensing for the MS-DOS in use in the hospitality locations. In November 1999, the Company entered into a Settlement Agreement with the Business Software Alliance ("BSA") pursuant to which the Company will pay the BSA a total of $339,864 in ten equal monthly installments. The Company will also be required to deliver to BSA a Certification of Compliance certifying the accuracy of the software audit results and that all copies of the relevant software products used by NTN in the course of business are licensed to NTN and are used solely in accordance with such licenses. In addition, in December 1999, the Company entered into a Settlement Agreement with the Software Publishers Association pursuant to which the Company was liable for a total of $25,000 to the Software Publishers Association in two equal installments and purchased sufficient copies of the software to replace infringing copies as needed. The Company had previously reserved an amount sufficient to cover the expense of both settlements.

     The Company has been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). With the court's assistance, the Company and IN reached a resolution of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving the Company, its unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. No action was taken in the Canadian litigation until May 1998, when IN gave notice of its intention to proceed. In November 1998, the Company and its Canadian licensee filed a counterclaim against IN. These actions affect only the Canadian operations of the Company and its Canadian licensee and do not extend to the Company's operations in the United States or elsewhere. In January 2000, the Court ordered the parties to complete discovery in the matter in May 2000. Although they cannot be estimated with certainty, any damages the Company might incur are not expected to be material.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of stockholders on January 7, 2000. The following matters were voted upon at such meeting:

     1. To amend the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 to 70,000,000 shares.

        Votes In Favor:   23,837,350
        Votes Against:       923,470
        Abstentions*:         97,021

     The proposal was approved.

     2. To amend the Company's 1995 Stock Option Plan to increase the aggregate number of shares of Common Stock that may be issued under the plan by 5,000,000 shares.

        Votes In Favor:   5,906,341
        Votes Against:    1,789,705
        Abstentions*:       345,904

     The proposal was approved.

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Redeemable Common Stock Purchase Warrants are listed on the American Stock Exchange ("AMEX") under the symbols "NTN" and "NTN/WS", respectively. Trading of the Company's redeemable Common Stock purchase warrants commenced on the AMEX in February 1998. Set forth below are the high and low sales prices for the Common Stock and warrants as reported by the AMEX for the two most recent fiscal years:


                       COMMON STOCK            WARRANTS
                       ------------            --------

2000                 LOW         HIGH        LOW        HIGH
----                 ---         ----        ---        ----
First Quarter      $2.3130     $4.5000     $2.7500     $3.3750
(through 3/1/00)


1999
----
First Quarter      $0.5625     $2.0000     $1.3750     $2.5000
Second Quarter     $0.6250     $1.0000     $1.8750     $2.2500
Third Quarter      $1.0625     $1.3750     $2.0630     $2.6250
Fourth Quarter     $1.1875     $4.7500     $2.5000     $3.8130

1998
----
First Quarter      $0.3125     $1.0625     $0.8750     $1.3125
Second Quarter     $0.6875     $2.6250     $0.5000     $1.8750
Third Quarter      $0.6250     $1.2500     $1.0625     $1.2500
Fourth Quarter     $0.3125     $0.8125     $1.0625     $1.5000

     On March 1, 2000, the closing price for the Common Stock as reported on the AMEX was $4.25.

     To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid on the Company's Common Stock in the foreseeable future. Pursuant to the terms of the Company's line of credit, the Company may not pay or declare dividends without the prior written consent of the Lender.

     As of March 1, 2000, there were approximately 1,952 holders of Common
Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables furnish information with respect to selected consolidated financial data of the Company over the past five years.

                          STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                           1999          1998             1997          1996           1995
                                       -------------  -----------       --------      --------       -------
Total revenue                           $     23,748   $   24,194         25,861        25,711        20,082
Total operating expenses                      27,549       27,641         38,668        51,566        25,508
                                        ------------   ----------       --------      --------       -------
Operating income (loss)                       (3,801)      (3,447)       (12,807)      (25,855)       (5,426)
Other income, net                              1,303        1,654            350             1         1,409
                                        ------------   ----------       --------      --------       -------
Net loss from continuing
      operations                              (2,498)      (1,793)       (12,457)      (25,855)       (4,017)
Net income (loss) from
      discontinued operations                     --           --             --        (1,317)           69
Gain on sale of discontinued
      operations                                  --           --             --         4,219            --
Income taxes                                      --           --             --            --            --
                                        ------------   ----------       --------      --------       -------
Net loss                                $     (2,498)  $   (1,793)       (12,457)      (22,952)       (3,948)
                                        ============   ==========        =======       =======        ======
Accretion of beneficial conversion
         feature of preferred stock               --         (758)            --            --            --
                                        ------------   ----------       --------      --------       -------
Net loss available to
         common shareholders            $     (2,498)  $   (2,551)       (12,457)      (22,952)       (3,948)
                                        ============   ==========        =======       =======        ======
Basic and diluted net loss
      per common share:
         Continuing operations          $       (.09)  $     (.10)         (0.55)        (1.15)        (0.19)
         Discontinued operations                  --           --             --          0.13            --
                                        ------------   ----------       --------       -------       -------
         Net loss                       $       (.09)  $     (.10)         (0.55)        (1.02)        (0.19)
                                        ============   ==========        =======       =======        ======

Weighted-average
      shares outstanding                      28,470       26,078         22,696        22,568        20,301
                                        ============   ==========       ========      ========       =======



                                        BALANCE SHEET DATA
                                          (IN THOUSANDS)

                                                                   DECEMBER 31,
                                          -----------------------------------------------------------
                                             1999       1998         1997         1996        1995
                                          ---------   --------   ----------   ----------  -----------
            Total current assets          $   6,387   $  8,131   $    8,390   $   10,655  $   26,009
            Total assets                  $  17,287   $ 16,767       20,271       28,504      41,221
            Total current liabilities     $   5,466   $  5,731        8,373       12,775       6,541
            Total liabilities             $  15,066   $  8,442       11,545       18,282       7,770
            Shareholders' equity          $   2,221   $  8,325        8,726       10,222      33,451


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the selected financial data and the consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

    Following is a comparative discussion by fiscal year of the results of operations for the three years ended December 31, 1999. The Company believes that inflation has not had a material effect on its results of operations for the periods presented.

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    Operations for the year ended December 31, 1999 resulted in a net loss of $2,498,000 compared to net loss of $1,793,000 for the year ended December 31, 1998. The operating results for the year ended December 31, 1999 included a gain of $2,254,000 related to the sale of the assets of the Company's wholly-owned subsidiary, IWN, L.P., to eBet Limited for $1,227,000 in cash and 4,000,000 shares of eBet Online stock. The operating results for the year ended December 31, 1998 included a gain of $1,643,000 related to the sale of a majority interest in one of the Company's subsidiaries.


    Total revenues decreased 2% to $23,748,000 for the year ended December 31, 1999 from $24,194,000 for the year ended December 31, 1998. This occurred primarily due to decreases in Internet revenues, America Online fees, equipment sales and other revenues which were partially offset by increases in Hospitality revenues.

    Hospitality revenues increased 6% to $22,250,000 for the year ended December 31, 1999 from $20,973,000 for the year ended December 31, 1998. This increase is primarily due to an increase in fees charged for the setup, installation and training for the DITV Network as compared to the original NTN Network. During the year ended December 31, 1999, approximately 1,500 DITV systems were installed.


    Internet revenues decreased 66% to $383,000 for the year ended December 31, 1999 from $1,131,000 for the year ended December 31, 1998. The decrease was largely due to the expiration of the trials the Company performed for Bell Canada in 1998 which generated $670,000 in 1998 that did not occur in 1999.

    America Online fees decreased 32% to $600,000 for the year ended December 31, 1999 from $883,000 for the year ended December 31, 1998. The Company entered into a new contract in the second quarter of 1998 with its Internet partner, America Online. The new contract, which expired December 1, 1999, provided for a flat monthly fee rather than fees based on AOL member usage of the Company's content, which resulted in a reduction of revenue from this source of $283,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998.

    Equipment sales decreased 83% to $84,000 for the year ended December 31,1999 from $499,000 for the year ended December 31, 1998. This decrease was due to the conclusion of the recognition of deferred revenue associated with prior equipment sale-leasebacks and also a result of no equipment being sold in 1999.

     Other revenue decreased 39% to $431,000 for the year ended December 31, 1999 from $708,000 for the year ended December 31, 1998. Other revenue for the year ended December 31, 1998 included $125,000 in sales generated by LearnStar, Inc. As a result of the sale of an 82.5% interest in LearnStar in June 1998, no such revenue was recorded for the year ended December 31, 1999. Additionally, due to the curtailment of operations related to IWN, Inc. in 1998, other revenue decreased by approximately $191,000 for IWN, Inc. for the year ended December 31, 1999 as compared to the year ended December 31,1998.

    Direct operating costs increased 27% to $5,982,000 for the year ended December 31, 1999 from $4,715,000 for the year ended December 31, 1998. This increase was due to aggregate expenses of approximately $600,000 associated with an increase in the number of sites installed, increased freight expenses associated with shipping equipment to the sites and an increase in the number of sales commissions paid in connection with the roll-out of the DITV Network in 1999. Satellite transmissions costs and ISP charges increased $884,000 due to additional services needed to support the DITV Network for the year ended December 31, 1999. These increases were partially offset by the settlement of an accrued liability for license fees that was less than had been estimated. As a result, the Company reduced the accrued expenses and direct operating costs by approximately $180,000 related to the settlement in 1999. The results for the year ended December 31, 1998 included approximately $360,000 in costs related to the realignment of the satellite dishes at hospitality locations in order to receive broadcast transmissions from the Galaxy III-R satellite when the PanAmSat Galaxy IV satellite failed to operate in May 1998.

    Selling, general and administrative expenses increased 1% to $11,920,000 for the year ended December 31, 1999 from $11,767,000 for the year ended December 31, 1998. Selling, general and administrative expense for the year ended December 31, 1999 included consulting expenses of approximately $415,000 relating to Year 2000 remediation efforts. Additionally, marketing expenses increased approximately $343,000 related to the new DITV Network which was introduced during the year ended December 31, 1999. Approximately $276,000 in selling, general and administrative expenses were incurred by LearnStar for the year ended December 31, 1998. As a result of the sale of an 82.5% interest in LearnStar in June 1998, no such expenses were recorded for the year ended

December 31, 1999. Selling, general and administrative expenses incurred by IWN also decreased by approximately $235,000 in 1999 as a result of the sale of assets of IWN, L.P. in August 1999. Additionally, office lease expense decreased approximately $135,000 due to the sublet of office space beginning in September 1998.

    Litigation, legal and professional fees decreased to $558,000 for the year ended December 31, 1999 from $1,658,000 for the year ended December 31, 1998 partially due to the settlement of litigation for which the Company had accrued a liability of $500,000 and the litigation was settled for approximately $340,000. As a result, the Company reduced the accrued expenses and litigation, legal and professional fee expenses by approximately $160,000 related to the settlement. Expenses for 1998 include legal expenses incurred in the ordinary course of business, as well as certain litigation expenses which did not recur in 1999.

    Equipment lease expense decreased 30% to $652,000 for the year ended December 31, 1999 from $932,000 for the year ended December 31, 1998 due to the payoff of such leases during the year ended December 31, 1999.

    Stock-based compensation expense decreased 17% to $292,000 for the year ended December 31, 1999 compared to $353,000 for the year ended December 31, 1998. The 1999 and 1998 charges resulted from the issuance of warrants and options to employees and non-employees and can vary from period-to-period.

    Research and development expenses decreased 18% to $842,000 for the year ended December 31, 1999 compared to $714,000 for the year ended December 31, 1998. The current period expenses result from the Company's research and development efforts related to the second generation of the DITV Network, Internet stations, and future Internet web sites. For the year ended December 31, 1998, the Company's research and development efforts focused primarily on the upgrade of the NTN Network to DITV.

      Interest expense increased 263% to $1,050,000 for the year ended December 31, 1999 from $289,000 for the year ended December 31, 1998. The increase was primarily due to interest expense recorded in 1999 related to the 7% senior subordinated convertible notes issued in 1999. The Company also incurred increased interest expense related to a new revolving line of credit, other notes payable and additional capital leases for equipment acquisitions that did not exist in 1998.

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    The Company incurred a net loss of $1,793,000 for the year ended December 31, 1998 as compared to a net loss of $12,457,000 for the year ended December 31, 1997. The 1998 results includes an operating loss of $3,447,000 which was partially offset by a gain of $1,643,000 from the sale of an 82.5% interest in the Company's LearnStar subsidiary. The 1997 results included charges totaling $4,998,000 related to a management reorganization, a $2,543,000 charge related to shrinkage and obsolete equipment and a $905,000 gain from the sale of an interest in real estate.


    Total revenues decreased 6% to $24,194,000 in 1998 from $25,861,000 in 1997 due to declines in Hospitality revenues, Internet revenues, America Online fees, and other revenue.


    Hospitality revenues decreased 1% to $20,973,000 in 1998 from $21,018,000 in 1997 due primarily to a reduction in average billing rates during 1998, which is offset by an increase in advertising revenue due to an increase in the number of commercial spots sold.

    Internet revenues increased 63% to $1,131,000 in 1998 from $694,000 in 1997 partially due to the trials the Company performed for Bell Canada which resulted in an increase in revenue from this source of $290,000 in 1998. Also included in 1998 is revenue related to GTE Mainstreet which did not exist in 1997.

    America Online fees decreased 66% to $883,000 in 1998 from $2,632,000 in 1997 largely due to non-recurring revenue of $1,000,000 in 1997 from AOL related to AOL's termination of its prior contract with the Company and the recognition of revenue for production services in 1997 that did not recur in 1998.

    Equipment sales increased 5% to $499,000 in 1998 from $475,000 in 1997. Equipment sales in the past have included sales to foreign licensees, which are subject to outside influences and can occur unevenly throughout the year.

    Direct operating costs decreased 28% to $4,715,000 in 1998 from $6,565,000 in 1997. The decrease relates to a reduction in site visit fees, commissions and other field expenses due to (i) the Company's decreased reliance on independent representatives in favor of employed field and marketing personnel and (ii) a revision, effective January 1, 1998, in the Company's commission and bonus structure for all field personnel.

    Selling, general and administrative expenses decreased 28% to $11,767,000 in 1998 from $16,244,000 in 1997. Included in selling, general and administrative expenses for 1997 were charges for the reorganization of the Company's management totaling $3,363,000 and costs associated with the abandoned merger with GTECH Corporation of $376,000. Exclusive of these charges, selling, general and administrative expenses decreased $738,000 or 6%. This decrease is primarily due to a reduction in advertising and promotion expense, the sale of LearnStar, Inc. and a significant reduction in IWN, LP business activity which collectively reduced selling, general and administrative expenses.

    Litigation, legal and professional fees increased to $1,658,000 in 1998 from $808,000 in 1997. In the fourth quarter of 1997, the Company reduced the accrual for a legal settlement which reduced legal expense by $1,350,000. Expenses for 1998 included legal expenses incurred in the ordinary course of business, as well as litigation expenses and accruals which included $500,000 to cover the potential liability related to insufficient licensing for MS-DOS.

    Stock-based compensation decreased 89% to $353,000 in 1998 from $3,205,000 in 1997. Stock-based compensation charges result from the issuance, extension or modification of warrants or options to non-employees and can vary from period to period. Charges in 1997 included $1,450,000 that resulted from extension of the exercise period and reductions in the exercise price of warrants owned by certain former officers pursuant to the management reorganization in 1997.

    Depreciation and amortization expense increased 21% to $6,412,000 in 1998 from $5,305,000 in 1997 due to additions of broadcast equipment and fixed assets.

    Bad debt expense decreased 42% to $850,000 in 1998 from $1,462,000 in 1997. The Company began to experience reliability problems with its equipment in NTN Network Locations. These problems led to an increase in bad debt expense in 1996 and 1997. In 1998, the equipment problems stabilized, resulting in a lower bad debt expense.

    Equipment charges decreased 91% to $240,000 in 1998 from $2,543,000 in 1997. Equipment charges consist of charges for obsolescence and shrinkage of the Company's stock of broadcast equipment. The Company performs periodic reviews of its broadcast equipment. In connection with these reviews, the Company identified equipment shrinkage and obsolescence primarily related to terminated sites.

    Research and development expenses decreased 55% to $714,000 in 1998 from $1,600,000 in 1997. The decrease was due to certain research and development endeavors which began in early 1997 that were completed by the end of 1997. These efforts included initial design and implementation of the Company website, redesign of the America Online site and content and other production for third parties. For 1998, the Company's research and development efforts related primarily to the upgrade of the NTN network to DITV.

    Other income (expense) increased to $1,654,000 in 1998 from $350,000 in 1997. Other income in 1998 included a gain of $1,643,000 related to the sale of an 82.5% interest in LearnStar in June 1998. Other income in 1997 included a gain of $905,000 related to the sale of the Company's interest in an office building. Interest expense decreased 64% to $289,000 in 1998 from $793,000 in 1997 due primarily to interest expense recorded in 1997 in conjunction with the repurchase of a limited partnership interest in IWN, L.P. in 1997.

LIQUIDITY AND CAPITAL RESOURCES


    At December 31, 1999, the Company had cash and cash equivalents of $1,044,000 and working capital (current assets in excess of current liabilities) of $921,000 compared to cash and cash equivalents of $4,560,000 and working capital of $2,400,000 at December 31, 1998. Net cash provided by operations was $431,000 and $1,120,000 for the twelve months ended December 31, 1999 and 1998, respectively. The principal uses of cash in 1999 were to fund the Company's net loss from operations, to fund prepaid expenses and to fund severance payments totaling $925,000 in compliance with reorganization agreements with former officers. These uses were more than offset by depreciation, amortization and other noncash charges. Net cash used in investing activities was $5,472,000 for the twelve months ended December 31, 1999 and $1,220,000 for the twelve months ended December 31, 1998. Included in net cash used in investing activities for the twelve months ended December 31, 1999 were approximately $6,814,000 in capital expenditures, which were partially offset by proceeds from the sale of assets of a subsidiary of approximately $1,227,000. Net cash provided by financing activities was $1,525,000 for the year ended December 31, 1999. Net cash used in financing activities was $104,000 for the year ended December 31, 1998. Net cash provided by financing activities for the year ended December 31, 1999 included borrowings under a new revolving line of credit of approximately $11,175,000, offset by principal payments on the revolving line of credit and other debt of approximately $8,872,000, and $1,125,000 of principal payments on capital leases.

     As of December 31, 1999, the Company has outstanding 7% senior subordinated convertible notes (convertible notes) of approximately $4,705,000, payable February 1, 2001 and bearing interest at 7% per annum. If the Company defaults under the convertible notes, in the discretion of the holders of the convertible notes, the entire outstanding principal amount of the convertible notes and all accrued and unpaid interest will become immediately due and payable in full. On November 20, 1999, $1,000,000 of principal plus accrued interest was converted into approximately 793,000 shares of Common Stock.

    In August 1999, the Company entered into an agreement with Coast Business Credit for a revolving line of credit not to exceed $4,000,000. Interest is charged on the outstanding balance at a rate equal to the Prime Rate plus 1.5% per annum, but cannot be less than 9% per annum. The line of credit is secured by substantially all of the Company's assets. Total loan fees of $120,000 are payable in three annual installments and are being amortized over the life of the loan, which matures on August 31, 2002. The line of credit is expected to be used primarily for capital expenditures related to the launch of the DITV Network.

    In February 1998, pursuant to the settlement of a class-action lawsuit pending against the Company since 1993, the Company issued 565,000 warrants to purchase Common Stock of the Company ("Settlement Warrants"). Each Settlement Warrant has a term of three years beginning February 18, 1998. The Settlement Warrants entitle the holder of a Settlement Warrant to purchase a share of Common Stock of the Company at a price of $0.96. During the period from February 18, 2000 to February 18, 2001, the holders of Settlement Warrants were to have the right, but not the obligation, to cause the Company to redeem the Settlement Warrants for a redemption price of $3.25 per Settlement Warrant (the "Put Right"); however, this Put Right expired by its terms on February 17, 2000 when the closing price per share of the Company's Common Stock on the American Stock Exchange reached $4.22 or above for the seventh trading day. The Company has no further obligation to repurchase the Settlement Warrants or the underlying Common Stock. The right of holders to exercise the Settlement Warrants to purchase shares of Common Stock of the Company at $0.96 per share continues through February 18, 2001.

     The Company believes that its cash on hand, anticipated cash flows from its operations and borrowings under its line of credit will be sufficient to meet its immediate operating needs. If cash flow is less than anticipated, however, or if the Company incurs unexpected expenses, the Company may need additional funding in order to maintain its current level of operations of business activities. It also is likely the Company will need to raise additional capital in future periods through public or private financing or other arrangements to expand the BUZZTIME Internet strategy, convert its entire existing customer base to the DITV Network, to expand the DITV Network and to implement the Company's Internet station strategy. The Company has no agreement or commitment for any such additional financing and there can be no assurance whether, or on what terms, such financing will be available to the Company. If the Company is unable to obtain any needed financing, it would have to curtail certain business activities.

YEAR 2000 COMPLIANCE

      The Company's computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. The Company continues to keep its Year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. It is not anticipated that there will be any significant problems related to these events. All costs associated with the Year 2000 remediation efforts were expensed or capitalized in accordance with appropriate accounting policies.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company's business, results of operation and financial condition would be adversely affected by a number of factors, including the following:

HISTORY OF SIGNIFICANT LOSSES; RECENT RESULTS OF OPERATIONS.


    The Company has a history of significant losses, including net losses of $2,498,000, $1,793,000 and $12,457,000 for each of the three years ended
December 31, 1999, and an accumulated deficit of $63,645,000 as of December 31, 1999. The results of operations during these periods included substantial charges related to the resignation or termination of certain former executive officers, write-downs of assets associated with discontinued business activities and shrinkage and obsolescence of equipment, accruals for litigation settlement costs and other litigation expenses, charges relating to stock-based compensation, charges related to Year 2000 compliance, as well as charges related to the rollout of the new DITV Network and the development of the Company's Internet strategies. The Company expects to incur significant additional charges in the future in connection with the deployment of the Company's Internet strategies. There is no assurance that the Company will ever operate profitably. See "Liquidity and Capital Resources" and "Selected Consolidated Financial Data" for more information regarding the Company's financial condition and need for financing.

BRAND AWARENESS

     Enhancing the BUZZTIME brand is critical to the Company's ability to expand its user base and revenues and potential future profitability. The Company believes that the importance of brand recognition will increase as the number of entertainment Web sites grows and has therefore launched its "BUZZTIME Everywhere" campaign. In order to attract and retain users and advertisers, the Company intends to increase expenditures for creating and maintaining brand loyalty. There is no assurance that the Company will be successful in building or maintaining its brand. The Company's success in promoting and enhancing the BUZZTIME brand will also depend on its success in providing high quality content, features and functions that are attractive and entertaining to users of online game shows and multi-player games. If visitors to the Company's websites or advertisers do not perceive the services to be of high quality, the value of the BUZZTIME brand could be diminished and this could adversely affect the Company's business, financial condition and results of operations.

PENDING LITIGATION PROCEEDINGS

    See "Legal Proceedings" for a discussion of pending legal proceedings. The Company could become subject to similar legal proceedings in the future.

RECENT EQUIPMENT PROBLEMS

    The 49 megahertz Playmaker, a hand-held, radio frequency device used to enter choices and selections by players of QB1 and other games and programming broadcast via the NTN Network is still being used in approximately 40% of NTN's hospitality locations as of December 31, 1999. Customers have experienced certain recurring problems with 49 megahertz Playmakers related to noise sensitivity and performance of the Playmaker's rechargeable batteries. Management believes these equipment problems contributed to a high rate of churn in 1999, 1998 and 1997. To address these problems, the Company introduced a 900 megahertz Playmaker in April 1999. The 900 megahertz Playmaker is manufactured by the manufacturer of the 49 megahertz Playmaker. To date, there have been no significant equipment problems with the 900 megahertz Playmakers, however, there is no assurance that such problems won't occur in the future, which could adversely affect our results of operations.

ADDITIONAL PERSONNEL

     The Company plans to expand its employee base to manage its anticipated growth. Most importantly, the Company intends to hire additional members of its technical and Internet sales and marketing teams. Competition for personnel, particularly for employees with technical and Internet sales and marketing expertise is intense. The success of execution of our Internet strategy is dependent on hiring and retaining suitable personnel.

COMPETITION

    The Company's programming competes generally with broadcast television, direct satellite programming, pay-per-view and other content offered on cable television. With the entrance of motion picture, cable and TV companies, competition in the interactive entertainment and multimedia industries will likely intensify in the future. In 1999, for example, The Walt Disney Company introduced interactive programming broadcast in conjunction with live sporting and other events which may compete directly with QB1 and our other programming.

    The Company competes with other content and services available to the consumer on the Internet, through America Online and other online services. Moreover, the expanded use of online networks and the Internet provide computer users an increasing number of alternatives to video games and entertainment software. NTN seeks to compete by providing its content via a variety of media platforms in addition to maintaining high quality content, features and functions that are attractive and entertaining to users of online game shows and multi-player games, thereby establishing a favorable reputation among frequent users. There can be no assurance, however, that the Company can compete effectively.

GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES

    The laws governing Internet use and related transactions remain largely unknown. The adoption and modification of laws and regulations relating to the Internet could increase costs and administrative burdens. It may take years to determine what existing laws such as those governing intellectual property, privacy, consumer protection and taxation apply to the Internet. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The Company must comply with new regulations in the United States and other countries where it conducts business. Non-compliance with any newly adopted laws or regulations could expose the Company to significant liabilities.

POTENTIAL FOR TECHNOLOGICAL OBSOLESCENCE

    The computer industry and related businesses are marked by rapid and significant technological development and change. It is possible that the Company's interactive technology and services will be rendered obsolete by ongoing technological developments. There also is no assurance that NTN will be able to respond effectively to technological changes.

DEPENDENCE ON SOLE SOURCE OF SUPPLY OF PLAYMAKERS

    The Company currently purchases Playmaker keyboards from a single, unaffiliated Taiwanese manufacturer. NTN is dependent on the current sole source of supply of the Playmakers.

VOLATILITY OF STOCK PRICE; RECENT TRADING PRICES

    Historically, the trading price of the Company's Common Stock has fluctuated widely, and it may be subject to similar future fluctuations in response to quarter-to-quarter variations in operating results, announcements regarding litigation, technological innovations or new products introduced by NTN or our competitors, general industry conditions and other events or factors, which are beyond management's control. In addition, in recent years and months, broad stock market indices, in general, and the securities of "small cap" companies such as NTN, in particular, have experienced substantial price fluctuations. Such broad market fluctuations also may adversely affect the future trading price of the Common Stock. See "Market For Registrant's Common Equity and Related Stockholder Matters" for more information on historical trading prices of the Common Stock.

EFFECT OF OUTSTANDING OPTIONS AND WARRANTS

    At March 1, 2000, there were approximately 7,011,104 shares of Common Stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.5625 to $6.37 per share. At March 1, 2000, there were also outstanding warrants to purchase an aggregate of approximately 3,008,238 shares of Common Stock at current exercise prices ranging from $0.6875 to $6.125 per share. Substantially all of the shares underlying these outstanding warrants are subject to currently effective registration statements covering the resale of the underlying warrant shares by the holders.

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

SHARES ELIGIBLE FOR FUTURE SALE

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 1999, the Company owned Common Stock of an Australian Company that is subject to market risk. At December 31, 1999, the Company recorded an unrealized loss of $360,000 associated with the investment. The Company does not have derivative financial instruments. The Company has outstanding convertible notes which bear interest at 7% per annum and line of credit borrowings which bear a rate equal to the Prime Rate plus 1.5% per annum, which cannot be less than 9% per annum. A significant increase in interest rates could have an adverse affect on the Company's financial condition or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III
                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth as of March 1, 2000 certain information regarding the directors and executive officers of the Company:

                                                                                                             CURRENT
                                                                                                DIRECTOR      TERM
                NAME                   AGE             POSITION(S) HELD                          SINCE       EXPIRES
    ---------------------------        ---    ---------------------------------                  -----       -------
          Stanley B. Kinsey(3)         46     Chief Executive Officer and                         1997        2002
                                              Chairman of the Board
          Barry Bergsman(1)            63     Director                                            1998        2002
          Robert M. Bennett(1)         73     Director                                            1997        2001
          Donald C. Klosterman(2)      70     Director                                            1985        2002
          Esther L. Rodriguez(2)       58     Director                                            1997        2001
          Gary Arlen(3)                55     Director                                            1999        2000
          Vincent A. Carrino(3)        43     Director                                            1999        2000
          V. Tyrone Lam                37     President, BUZZTIME, Inc.
          Kendra Berger                33     Chief Financial Officer and Secretary
          Robert L. Anderson           42     President and General Manager, NTN Network
          Bennett Letwin               33     Vice President - Interactive Technologies and
                                              Business Systems

(1)      Member of Audit Committee.
(2)      Member of Compensation Committee.
(3)      Member of Board of Directors, BUZZTIME, Inc.

    The following biographical information is furnished with respect to the directors and executive officers:

    Stanley B. Kinsey has served as Chairman and Chief Executive Officer of the Company since October 1998. Mr. Kinsey was appointed as a director in November 1997. From 1980 to 1985, Mr. Kinsey was a senior executive with The Walt Disney Company. In 1985, Mr. Kinsey left his position as senior vice president of operations and new technologies for The Walt Disney Studio to co-found IWERKS Entertainment, a high-technology entertainment company. Mr. Kinsey was chairman and Chief Executive Officer from inception until 1995, when he resigned.

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

    Robert M. Bennett has been a director since August 1996. Since 1989, Mr. Bennett has been Chairman of the Board of Bennett Productions, Inc., a production company with experience in virtually all areas of production including syndicated sports and specialty programming, music videos, commercial productions, home video, corporate communications and feature films.

    Donald C. Klosterman has been a director of the Company (or its predecessor) since 1985. He served as the President of Pacific Casino Management, Inglewood, California from June 1994 to November 1995 and is currently a director of Aldila Shaft Manufacturer. Mr. Klosterman served as Chairman of the Board of the Company from 1985 until April 1994. From 1990 until December 1999, he also acted as a consultant to the Company.

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

    Gary Arlen was appointed to the board of directors in August 1999. Since 1980, he has been president of Arlen Communications, Inc., a research and consulting firm specializing in interactive information, transactions, telecommunications and entertainment. In 1981, Mr. Arlen founded the Internet Alliance, which represents the interest of online content and service suppliers.

    Vincent A. Carrino was appointed as a director in September 1999. Mr. Carrino is president of Brookhaven Capital Management, LLC, a private investment firm focusing on technology companies, founded by him in 1985. Prior to the establishment of Brookhaven Capital Management, LLC, Mr. Carrino was an analyst with Alliance Capital. Mr. Carrino serves on the Board of Directors of Rent-Way, Inc., Cash Technologies, Intrenet, and Showpower.

    V. Tyrone Lam was appointed President of BUZZTIME, Inc. in December 1999, after serving as Executive Vice President of the Company since September 1998. He was appointed Vice President and General Manager of the NTN Network in September 1997. Prior to this time he served as Associate Vice President of Marketing from February 1997. Mr. Lam joined NTN in December 1994 in a marketing position. From April 1992 to December 1994, Mr. Lam managed the interactive television sports and games development for the EON Corporation and has held other sales and marketing positions in the computer software industry.

    Kendra Berger has served as the Company's Chief Financial Officer and Corporate Secretary since February 1999. She joined the Company in July 1998 as Vice President, Finance and Controller. Ms. Berger previously served as a controller for FPA Medical Management, Inc., a public national healthcare company. From August 1989 to July 1996, Ms. Berger, certified public accountant, held key positions with the public accounting firm, Price Waterhouse LLP.

    Robert L. Anderson was appointed President of the NTN Network, the Company's hospitality division, in September 1999. He previously led Anderson Management Consultants, offering strategic marketing and general management services to the consumer products segment of the hospitality industry. From 1987 to 1998, he held positions with United Distillers & Vintners, the largest global marketer of adult beverages. Prior to that time, Mr. Anderson held management positions with E&J Gallo Winery and the Procter & Gamble Company.

    Bennett Letwin joined NTN in November 1998 as Vice President of Interactive Technologies and Business Systems. Prior to that time, Mr. Letwin was the architect for some of the earliest electronic malls, electronic software distribution systems, and live Internet video broadcast platform for Global 2000 clients at General Electric Information Services, a division of the General Electric Company, USA, an NYSE-listed company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under the federal securities laws, the Company's directors and officers and any persons holding more than 10% of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report any failure to file by these dates. During 1999, its directors, officers and 10% stockholders satisfied all of these filing requirements except as follows:

    In October 1999, Mr. Bergsman filed an amendment to a previously filed Form 4, Statement of Changes in Beneficial Ownership for August 1999, to include an August transaction not reported on the document when originally filed. In making these statements, the Company has relied upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during fiscal 1999 and the written representations of its directors and officers.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following Summary Compensation Table shows the compensation paid or accrued as of each of the last three fiscal years to all individuals who served as the Chief Executive Officer of the Company during 1999 and the three other most highly compensated executive officers of the Company who were serving as executive officers at the end of 1999 whose salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                                          LONG-TERM
                                                                                                        COMPENSATION
                                                              ANNUAL COMPENSATION                          AWARDS
                                                -----------------------------------------------          SECURITIES
                                                                                   OTHER ANNUAL          UNDERLYING
NAME AND PRINCIPAL POSITION           YEAR      SALARY(1)          BONUS           COMPENSATION            OPTION
---------------------------           ----      ---------          -----           ------------            ------
Stanley B. Kinsey(2)                  1999       $286,835       $32,500(3)             --(4)               500,000
     Chief Executive Officer          1998         63,577            --                --                1,300,000
     and Chairman of the              1997             --            --                --                       --
     Board

V. Tyrone Lam(5)                      1999       $175,000            --                --
     President, BUZZTIME, Inc.        1998        147,115         2,959                --                  285,000
                                      1997        105,367            --           $ 4,575(6)               165,000
Kendra Berger(7)                      1999        138,000            --                --                  100,000
     Chief Financial Officer          1998         42,307         1,233                --                   50,000
                                      1997             --            --                --                       --

Bennett Letwin(8)                     1999        120,000            --                --                       --
    Vice President, Business          1998             --            --                --                   75,000
    Systems and Technologies          1997             --            --                --                       --


(1) Includes amounts, if any, deferred under the Company's 401(k) Plan.
(2) Mr. Kinsey was appointed Chief Executive Officer of the Company in October 1998.
(3) Represents vested value of options granted October 7, 1999 at below market exercise price, pursuant to the Employment Agreement and related bonus program between Mr. Kinsey and the Company.
(4) Mr. Kinsey has waived compensation for serving as a director of the Company.
(5) In December 1999, Mr. Lam was appointed President of the Company's wholly-owned subsidiary, BUZZTIME, Inc.
(6) Includes group medical insurance premiums.
(7) Ms. Berger joined the Company in 1998 and was appointed Chief Financial Officer in February 1999.
(8) Mr. Letwin joined the Company in November 1998 as Vice President, Interactive Technologies and Business Systems.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table contains information concerning grants of stock options during fiscal 1999 with respect to the Named Executive Officers:

                                                         INDIVIDUAL GRANTS
                                                         -----------------
                          NUMBER OF
                           SHARES       % OF TOTAL OPTIONS
                         UNDERLYING         GRANTED TO                         MARKET                         VALUE OF GRANT
                           OPTIONS          EMPLOYEES         EXERCISE         PRICE            EXPIRATION       AT DATE OF
      NAME                 GRANTED        IN FISCAL YEAR       PRICE      ON DATE OF GRANT         DATE           GRANT(1)
------------------       ----------     ------------------    --------    ----------------      ----------    --------------
Stanley B. Kinsey        500,000(2)             16%           $   0.98         $  1.50            10/06/09        $575,000

V. Tyrone Lam                --                 --                  --              --                  --              --

Kendra Berger            100,000(3)              3%           $  0.625         $ 0.625            04/22/09          50,400

Bennett Letwin               --                 --                  --              --                  --              --

Robert L. Anderson       432,000(4)             14%           $ 1.1875         $1.1875            09/26/09         361,152


(1) The value of grant at date of grant was estimated using the Black Scholes option-pricing model with the following weighted average assumptions: dividend yield 0%, risk-free interest rates 5.455%, expected volatility 129.34%, and expected option lives of 2.58 years.

(2) Represents options granted under NTN's 1995 Option Plan pursuant to Mr. Kinsey's Employment Agreement with the Company, which become exercisable as to 1/24 of the total shares on the last business day of each calendar month immediately following the date of grant, subject to Mr. Kinsey's continuous employment by the Company. The options were granted to Mr. Kinsey at a preferred price in lieu of a cash bonus. The options are subject to immediate vesting upon the occurrence of a "Change of Control Event". See "Compensation Committee Report on Executive Compensation".

(3) Represents options granted under NTN's 1995 Option Plan which become exercisable as to 25% of the total shares on the first anniversary of the date of grant and will become exercisable as to an additional 1/36 of the remaining shares on the last day of each of the thirty-six (36) calendar months immediately following the first anniversary of the grant date.

(4) Represents options granted under NTN's 1995 Option Plan which become exercisable as to 25% of the total shares on the first anniversary of the date of grant and will become exercisable as to an additional 1/24 of the remaining shares on the last day of each of the twenty-four (24) calendar months immediately following the first anniversary of the grant date.

FISCAL YEAR-END OPTION VALUES

    The following table contains information concerning stock options which were unexercised at the end of fiscal 1999 with respect to the Named Executive Officers. No stock options were exercised in 1999 by any Named Executive Officer.

                                    NUMBER OF SECURITIES
                                   UNDERLYING UNEXERCISED                       VALUE OF UNEXERCISED IN-THE-MONEY
                                 OPTIONS AT FISCAL YEAR-END                       OPTIONS AT FISCAL YEAR-END(1)
                                 --------------------------                     ---------------------------------
         NAME                  EXERCISABLE        UNEXERCISABLE          EXERCISABLE                  UNEXERCISABLE
         ----                  -----------        -------------          -----------                  -------------
    Stanley B. Kinsey            562,500            1,337,500             $1,535,885                   $3,736,615

    V. Tyrone Lam                140,521              359,479                382,267                      964,108

    Kendra Berger                 16,667              133,333                 44,793                      395,832

    Bennett Letwin                20,313               54,687                 54,591                      146,971

(1) Represents the amount by which the aggregate market price on December 31, 1999 of the shares of the Company's Common Stock subject to such options exceeded the respective exercise prices of such options.

DIRECTOR COMPENSATION

    During 1999, directors were entitled to receive compensation of $2,100 per month for their services as directors, payable in either cash or shares of Common Stock. Further, directors who serve on either the audit or compensation committees or the board of directors of BUZZTIME, Inc. were entitled to receive an additional $3,000 annually. In April 1999, the Board elected to pay the first quarter 1999 fees in shares of Common Stock which were valued for this purpose at $.50 per share. Compensation for the remaining three calendar quarters of 1999 was paid in cash. Directors are also eligible for the grant of options or warrants to purchase Common Stock from time to time for services in their capacity as directors.

    Upon joining the Board in August 1999 and September 1999, respectively, Messrs. Arlen and Carrino were each granted options to purchase 100,000 shares of Common Stock at an exercise price of $1.125 per share. These options will become vested as to one-third of the shares covered thereby on the first anniversary of grant date and will become vested and exercisable as to the balance of the covered shares in two equal installments on the second and third anniversaries of the grant date, subject to Messrs. Arlen and Carrino remaining as directors. The options provide for immediate vesting in full in the event of a "Change of Control Event" as defined.

OTHER EXECUTIVE COMPENSATION MATTERS

    All compensation determinations for 1999 for NTN's executives were made by the Board of Directors of NTN as a whole upon the recommendation of the Compensation Committee of the Board. During the entire fiscal year 1999, Ms. Rodriguez and Mr. Klosterman served as members of the Compensation Committee. None of the directors or executive officers of NTN has served on the Board of Directors or the compensation committee of any other company or entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Board.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    During 1999, the Compensation Committee established policies and practices relating to matters of executive compensation for action by the Board of Directors as a whole. The Company's executive compensation policy is intended to foster job satisfaction and encourage continuous service by NTN's executive officers by providing reasonable short-term cash compensation and long-term stock-based incentives. NTN's policies apply equally to its Chief Executive Officer and other executives. A summary of NTN's executive compensation policy is described below:

    NTN has established a 401(k) Plan. NTN may, at the Board's discretion, make annual contributions to the 401(k) Plan, subject to applicable limitations, but, to date, it has never made any such contributions.

    Short-term cash compensation to executives for 1999 consisted primarily of salaries, subject to any written employment agreement between the Company and any executive.

    Equity compensation, in the form of stock options, constitute the principal element of long-term compensation for the Company's executive officers. The grant of stock options increases management's potential equity ownership in the Company with the goal of ensuring that the interests of management remain closely aligned with those of the Company's stockholders. Accordingly, commensurate with Mr. Kinsey's appointment as Chief Executive Officer of the Company in October 1998 and pursuant to his Employment Agreement, the Board granted him options to purchase 500,000 shares of Common Stock at an exercise price of $0.98 per share in October 1999. In addition, the Board granted Ms. Berger options to purchase 100,000 shares of Common Stock at an exercise price of $0.625 per share and granted Mr. Anderson options to purchase 432,000 shares of Common Stock at an exercise price of $1.1875 per share. Attaching vesting requirements to stock options also creates an incentive for executive officers to remain with NTN for the long term. In appropriate circumstances, the Board also will consider repricing previously granted stock options if necessary so that the options continue to afford realistic incentives to executives. No repricings occurred in 1999.

    In October 1998, the Company entered into a written Employment Agreement with Mr. Kinsey pursuant to which Mr. Kinsey is to receive a bonus under a bonus program that was to be agreed upon by and between Mr. Kinsey and the Compensation Committee of the Board of Directors. On October 7, 1999, the Company and Mr. Kinsey entered into an Addendum to the Employment Agreement setting forth the terms of the bonus program ("Bonus Program"). Pursuant to the Bonus Program, the options granted to Mr. Kinsey in October 1999 were granted at a preferred, below market, price of $0.98 per share, the average closing price of the Company's Common Stock during the three calendar quarters immediately prior to the grant date. The options were granted to Mr. Kinsey pursuant to the NTN 1995 Stock Option Plan and are subject to immediate vesting upon the occurrence of a Change of Control Event.

    Compensation to NTN's executive officers is subject to a $1,000,000 compensation deduction cap pursuant to Section 162(m) of the Internal Revenue Code, as amended. In 1999, no executive officer received aggregate compensation of $1,000,000 or more. However, the Board is aware that the grant of stock options to the executive officers may subject NTN to the deduction cap in subsequent years. With respect to incentive stock options, the Board does not anticipate NTN taking a deduction in the absence of a disqualifying disposition by an executive officer. With respect to nonqualified options, the Board is aware that any deduction that

NTN may have at the time of exercise will be subject to the $1,000,000 cap. The Board does not anticipate that the compensation deduction cap will significantly affect its executive compensation policies.

CHIEF EXECUTIVE OFFICER COMPENSATION

    As indicated above, subject to any written employment agreement, the factors and criteria upon which the compensation of NTN's Chief Executive Officer is based are identical to the criteria used in evaluating the compensation packages of the other executive officers of the Company.

TERMINATION OF EMPLOYMENT

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

    As provided by the Resignation Agreement, Mr. Sokol's February 2, 1998 Option Agreement which granted him the option, vesting over a period of four years, to purchase an aggregate of 500,000 shares of common stock at an exercise price of $1.00, was modified to provide him with the fully vested right and option to purchase those shares that had vested as of the effective date of the Resignation Agreement. These 125,000 options were exercisable by Mr. Sokol at any time prior to 12 months after the January 19, 1999 termination of Mr. Sokol's employment with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 1, 2000 the number and percentage ownership of Common Stock by (i) all persons known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock based upon reports filed by each such person with the Securities and Exchange Commission ("Commission"), (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all of the executive officers and directors of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares of Common Stock shown. An asterisk denotes beneficial ownership of less than 1%.


                                          NUMBER OF SHARES
                                            BENEFICIALLY           PERCENT OF
               NAME                             OWNED           COMMON STOCK (1)
----------------------------------        ----------------      ----------------
Gary Arlen                                       1,000                 *
Robert M. Bennett(2)                           192,000                 *
Barry Bergsman(3)                              108,333                 *
Vincent A. Carrino(4)                        4,530,000               14.9%
Donald C. Klosterman(5)                        903,749                3.0%
Esther L. Rodriguez(6)                         108,100                 *
Stanley B. Kinsey(7)                           713,666                2.4%
V. Tyrone Lam(8)                               161,355                 *
Kendra Berger(9)                                77,086                 *
Bennett Letwin(10)                              28,126                 *
Tudor Investment Corporation(11)             1,956,910                6.5%
Paul Tudor Jones, II(12)                     2,065,400                6.8%
All executive officers and
  directors of the Company as a group
(11 persons)(12)                             4,331,215                14%

(1) Included as outstanding for purposes of this calculation are 30,242,559 shares of Common Stock (the amount outstanding as of March 1, 2000) plus, in the case of each particular holder, the shares of Common Stock subject to currently exercisable options, warrants, or other instruments exercisable for or convertible into shares of Common Stock (including such instruments exercisable within 60 days after March 1, 2000) held by that person, which instruments are specified by footnote. Shares issuable as part or upon exercise of outstanding options, warrants, or other instruments other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.

(2) Includes 100,000 shares subject to currently exercisable options held by Mr. Bennett.

(3) Includes 33,333 shares subject to currently exercisable options and 36,000 shares subject to currently exercisable warrants held by Mr. Bergsman.

(4) All of the shares are owned, directly or indirectly, by investment advisory clients of Brookhaven Capital Management, LLC, which in some cases has sole voting and investment discretion over such shares. Mr. Carrino is the sole owner and the Manager of Brookhaven Capital Management, LLC and, as such, in some cases he may be deemed to beneficially own such shares. Mr. Carrino disclaims such beneficial ownership. Brookhaven Capital Management is located at 3000 Sand Hill Road, Menlo Park, CA 94205.

(5) Includes 200,000 shares subject to currently exercisable warrants and 150,000 shares subject to currently exercisable options held by Mr. Klosterman.

(6) Includes 66,667 shares subject to currently exercisable options held by Ms. Rodriguez. Also includes 1,000 shares owned by the Rodriguez Family Trust, of which Ms. Rodriguez is a co-trustee with members of her immediate family. As co- trustee, Ms. Rodriguez shares voting and investment power with respect to the shares.

(7) Includes 604,167 shares subject to currently exercisable options held by Mr. Kinsey.

(8) Represents shares subject to currently exercisable options held by Mr. Lam.

(9) Represents shares subject to currently exercisable options held by Ms.
    Berger.

(10)Represents shares subject to currently exercisable options held by Mr.
    Letwin.

(11)Of the shares shown, 281,610 shares are owned of record by Tudor Investment Corporation and 1,675,300 are owned of record by The Raptor Global Portfolio, Ltd. (1,173,720 shares), Tudor BVI Futures, Ltd. (409,080 shares), The Upper Mill Capital Appreciation Fund Ltd. (88,660 shares), and The Altar Rock Fund, L.P. (3,820 shares). Tudor Investment Corporation is the sole general partner of Altar Rock and provides investment advisory services to the other entities referred to above and shares voting and investment discretion with respect to such shares. As such, it may be deemed the beneficial owner of the shares owned of record by Altar Rock and the referenced entities. Tudor Investment Corporation disclaims such beneficial ownership of such shares. See Note (12) below. Tudor Investment Corporation is located at 600 Steamboat Road, Greenwich, CT 06830.

(12)Includes the shares shown in Note (11) as being owned beneficially by Tudor Investment Corporation, of which Mr. Jones is the controlling shareholder. Also includes 92,240 shares owned of record by Tudor Proprietary Trading, L.L.C., of which Mr. Jones is the indirect controlling equity holder. Mr. Jones disclaims beneficial ownership of such shares. Also includes 297,680 shares owned of record by Mr. Jones. Paul Tudor Jones is located in care of Tudor Investment Corporation at 600 Steamboat Road, Greenwich, CT 06830.

(13)Includes 1,220,734 shares subject to currently exercisable options and, 236,000 shares subject to currently exercisable warrants held by executive officers and directors, including those described in notes (2) through (10) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS

    On February 1, 1999, NTN entered into a Consulting Agreement with Barry Bergsman pursuant to which Mr. Bergsman was engaged to actively provide consulting services to the Company under the direction of the Company's Chief Executive Officer. For Mr. Bergsman's services under the Consulting Agreement, NTN granted Mr. Bergsman a warrant to purchase 36,000 shares of Common Stock at an exercise price of $0.6875 per share. The warrant is exercisable as to 3,000 shares on the first day of each of the twelve consecutive months commencing March 1, 1999. In addition, Mr. Bergsman will receive cash compensation of $3,500 per month. The Consulting Agreement expired on January 31, 2000.

    On March 14, 1997, the Company entered into a Consulting Agreement with Donald Klosterman pursuant to which Mr. Klosterman was engaged to perform consulting services for the Company regarding the Company's marketing plans and the Company's relationship with the National Football League. The Consulting Agreement expired on December 31, 1999. In lieu of compensation for Mr. Klosterman's services pursuant to the Consulting Agreement, the Company extended the expiration date of warrants previously granted to Mr. Klosterman from June 15, 1997 to June 15, 2002. In further consideration, the Company repriced options to purchase 100,000 shares at $8.25 per share and 50,000 options at $5.75 per share held by Mr. Klosterman so as to be exercisable at $4.00 per share and the terms of all such options were extended to January 1, 2002.

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

INDEMNITY AGREEMENTS

    The Company has entered into indemnity agreements with each of its directors and executive officers. The indemnity agreements provide that the Company will indemnify these individuals under certain circumstances against certain liabilities and expenses they may incur in their capacities as directors or officers of the Company. The Company believes that the use of such indemnity agreements is customary among corporations and that the terms of the indemnity agreements are reasonable and fair to the Company, and are in its best interests to retain experienced directors.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1.2. Consolidated Financial Statements and Schedule. The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements and schedule" on page F-1.

3. Exhibits. The following exhibits are filed as a part of this report:

10.1 Amended and Restated Certificate of Incorporation of the Company, as amended (7)

10.2     By-laws of the Company (2)

10.3     License Agreement with NTN Canada (3)

10.4     National Football League License Agreement (3)

10.5     Lease of Office with The Campus L.L.C. (4)

10.6* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Patrick J.Downs. (5)

10.7* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Daniel C. Downs. (5)

10.8* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Ronald E. Hogan (5)

10.9* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Gerald P. McLaughlin. (5)

10.10* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Michael J. Downs. (5)

10.11* Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Robert Klosterman. (5)

10.12*   Letter agreement, dated March 4, 1997, between NTN and Alan
         Magerman.(5)

10.13* Consulting Agreement, dated as of December 31, 1996, between NTN Communications Inc. and Patrick J. Downs. (5)

10.14* Consulting Agreement, dated as of December 31, 1996, between NTN Communications Inc. and Daniel C. Downs. (5)

10.15* Consulting Agreement, dated as of December 31, 1996, between NTN Communications Inc. and Ronald E. Hogan. (5)

10.16* Consulting Agreement, dated as of December 31, 1996, between NTN Communications Inc. and Gerald P. McLaughlin. (5)

10.17* Consulting Agreement, dated as of March 14, 1997, between NTN Communications Inc. and Donald Klosterman. (5)

10.18* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Patrick J Downs. (5)

10.19* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Daniel C. Downs. (5)

10.20* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Ronald E. Hogan. (5)

10.21* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Gerald P. McLaughlin. (5)

10.22* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Michael J. Downs. (5)

10.23* General Release, dated as of December 31, 1996, between NTN Communications Inc. and Robert Klosterman. (5)

10.24* Special Stock Option dated August 18, 1996 between NTN Communications, Inc. and Gerald Sokol, Jr.(5)

10.25* Special Stock Option dated August 25, 1996 between NTN Communications, Inc. and Robert Bennett (5)

10.26* Special Stock Option dated August 30, 1996 between NTN Communications, Inc. and Edward C. Frazier (5)

10.27* Amendment to Nonqualified Stock Option Agreement, dated as of April 14, 1997, between NTN Communications, Inc. and Edward C. Frazier. (6)

10.28 Warrant Agreement, dated as of February 18, 1998 between NTN Communications, Inc. and American Stock Transfer and Trust Company, as warrant agent, including a form of warrant certificate. (7)

10.29* Performance Incentive Stock Option Agreement dated November 4, 1996 by and between NTN Communications, Inc. and Gerald Sokol, Jr. (7)

10.30* Nonqualified Stock Option Agreement dated May 14, 1997 by and between NTN Communications, Inc. and Gerald Sokol, Jr. (7)

10.31* Modification to Resignation Agreement, dated as of March 9, 1998 by and between NTN Communications, Inc. and Daniel C. Downs (7)

10.32* Modification to Resignation Agreement, dated as of March 9, 1998 by and between NTN Communications, Inc. and Patrick J. Downs (7)

10.33* Modification to Resignation Agreement, dated as of March 20, 1998 by and between NTN Communications, Inc. and Ronald E. Hogan (7)

10.34* Employment Agreement, dated July 1, 1998, by and between NTN Communications, Inc. and Gerald Sokol, Jr. (8)

10.35* Employment Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (9)

10.36* Stock Option Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (9)

10.37* Resignation and Release Agreement, dated February 18, 1999, by and between NTN Communications, Inc. and Gerald Sokol, Jr. (9)

10.38 Exchange Agreement, dated October 5, 1998, by and between NTN Communications, Inc. and the Buyers as defined) (7)

10.39 Loan and Security Agreement, dated August 6, 1999, by and between NTN Communications, Inc. and Coast Business Credit, a division of Southern Pacific Bank. (10)

10.40 Settlement Agreement, dated November 1, 1999, by and between the Business Software Alliance and NTN Communications, Inc. (10)

10.41* Stock Option Agreement, dated October 7, 1999, by and between NTN Communications, Inc. and Stanley B. Kinsey (1)

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

(7) Previously filed as an exhibit to the Company's registration statement on Form S-3, File No. 333-69383, and incorporated by reference.


(8) Previously filed as an exhibit to the Company's report on Form 10-Q dated September 30, 1998 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's report on Form 10-K dated December 31, 1998 and incorporated by reference.

(10) Previously filed as an exhibit to the Company's report on Form 10-Q dated September 30, 1999 and incorporated herein by reference.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            PAGE
                                                                            ----
Independent Auditors' Report                                                F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as December 31, 1999 and 1998                 F-3

  Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997                                        F-4

  Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1999, 1998 and 1997                            F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997                                        F-6

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTN Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /s/  KPMG LLP

San Diego, California
March 9, 2000

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998



                                                                               1999              1998
                                                                            ------------      ------------

                                   Assets
Current Assets:
      Cash and cash equivalents                                             $  1,044,000      $  4,560,000
      Restricted cash                                                            239,000                --
      Accounts receivable - trade, net of allowance for doubtful
        accounts of $2,148,000 in 1999 and $1,720,000 in 1998                  2,541,000         2,471,000
      Investments available for sale                                             937,000                --
      Deposits on broadcast equipment                                            611,000           237,000
      Prepaid expenses and other current assets                                1,015,000           863,000
                                                                            ------------      ------------

                            Total current assets                               6,387,000         8,131,000

Broadcast equipment and fixed assets, net                                     10,470,000         7,249,000
Software development costs, net of accumulated amortization of
  $6,356,000 in 1999 and $5,422,000 in 1998                                      138,000         1,072,000
Other assets                                                                     292,000           315,000
                                                                            ------------      ------------
                            Total assets                                    $ 17,287,000      $ 16,767,000
                                                                            ============      ============


                                 Liabilities and Shareholders' Equity
Current Liabilities:
      Accounts payable                                                      $  1,421,000      $    840,000
      Accrued expenses                                                         1,498,000         2,328,000
      Accrual for litigation costs                                               334,000           847,000
      Accrual for management severance                                           598,000           866,000
      Obligations under capital leases                                           740,000           205,000
      Deferred revenue                                                           796,000           645,000
      Note payable                                                                79,000                --
                                                                            ------------      ------------
                            Total current liabilities                          5,466,000         5,731,000

Obligations under capital leases, excluding current portion                      475,000           380,000
Accrual for settlement warrants                                                1,793,000         1,670,000
Accrual for management severance                                                      --           619,000
Revolving line of credit                                                       2,486,000                --
7% senior subordinated convertible notes                                       4,705,000                --
Other long-term liabilities and note payable, excluding current portion          141,000            42,000
                                                                            ------------      ------------
                            Total liabilities                                 15,066,000         8,442,000
                                                                            ------------      ------------

Shareholders' equity:
      Series A 10% cumulative convertible preferred stock, $.005 par value, 5,000,000 shares authorized; 161,000 shares issued
           and outstanding at December 31, 1999 and December 31, 1998              1,000             1,000
      Series B 7% cumulative convertible preferred stock, $.005 par value, 85,000 shares authorized; 0 and 56,000 shares
           issued and outstanding at December 31, 1999 and December 31,
           1998, respectively                                                         --             1,000
      Common stock, $.005 par value, 50,000,000 shares authorized;
           29,914,000 and 28,086,000 shares issued and outstanding
           at December 31, 1999 and December 31, 1998, respectively              149,000           140,000
      Additional paid-in capital                                              66,548,000        70,733,000
      Accumulated deficit                                                    (63,645,000)      (61,147,000)
      Accumulated other comprehensive loss                                      (360,000)               --
      Treasury stock, at cost, 111,000 and 329,000 shares at
           December 31, 1999 and December 31, 1998, respectively                (472,000)       (1,403,000)
                                                                            ------------      ------------
                            Total shareholders' equity                         2,221,000         8,325,000
                                                                            ------------      ------------

                                                                            ------------      ------------
                            Total liabilities and shareholders' equity      $ 17,287,000      $ 16,767,000
                                                                            ============      ============


See accompanying notes to consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

              For the years ended December 31, 1999, 1998 and 1997



                                                              1999            1998            1997
                                                          ------------    ------------    ------------
Revenues:
       Hospitality revenues                               $ 22,250,000    $ 20,973,000    $ 21,018,000
       Internet revenues                                       383,000       1,131,000         694,000
       America Online fees                                     600,000         883,000       2,632,000
       Equipment sales, net of cost of sales of $0,
          $208,000 and $231,000 in 1999, 1998 and
          1997, respectively                                    84,000         499,000         475,000
       Other revenues                                          431,000         708,000       1,042,000
                                                          ------------    ------------    ------------

                 Total revenues                             23,748,000      24,194,000      25,861,000
                                                          ------------    ------------    ------------

Operating expenses:
       Direct operating costs                                5,982,000       4,715,000       6,565,000
       Selling, general and administrative                  11,920,000      11,767,000      16,244,000
       Litigation, legal and professional fees                 558,000       1,658,000         808,000
       Equipment lease expense                                 652,000         932,000         936,000
       Stock-based compensation expense                        292,000         353,000       3,205,000
       Depreciation and amortization                         6,557,000       6,412,000       5,305,000
       Bad debt expense                                        746,000         850,000       1,462,000
       Equipment charges                                            --         240,000       2,543,000
       Research and development                                842,000         714,000       1,600,000
                                                          ------------    ------------    ------------

                 Total operating expenses                   27,549,000      27,641,000      38,668,000
                                                          ------------    ------------    ------------

Operating loss                                              (3,801,000)     (3,447,000)    (12,807,000)
                                                          ------------    ------------    ------------

Other income (expense):
       Interest income                                         116,000         288,000         238,000
       Interest expense                                     (1,050,000)       (289,000)       (793,000)
       Gain on sale of interest in subsidiary                       --       1,643,000              --
       Gain on sale of assets of subsidiary                  2,254,000              --              --
       Other                                                   (17,000)         12,000         905,000
                                                          ------------    ------------    ------------

                 Total other income (expense)                1,303,000       1,654,000         350,000
                                                          ------------    ------------    ------------

Income (loss) before income taxes                           (2,498,000)     (1,793,000)    (12,457,000)

Provision for income taxes                                          --              --              --
                                                          ------------    ------------    ------------

                 Net income (loss)                          (2,498,000)     (1,793,000)    (12,457,000)
                                                          ------------    ------------    ------------

Accretion of beneficial conversion
       feature on preferred stock                                   --        (758,000)             --
                                                          ------------    ------------    ------------

Net income (loss) available to common shareholders        $ (2,498,000)   $ (2,551,000)   $(12,457,000)
                                                          ============    ============    ============


Net income (loss) per common share - basic and diluted    $      (0.09)   $      (0.10)   $      (0.55)
                                                          ============    ============    ============


Weighted average shares outstanding - basic and diluted     28,470,000      26,078,000      22,696,000
                                                          ============    ============    ============


See accompanying notes to consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

              For the years ended December 31, 1999, 1998 and 1997


                                                         SERIES A AND B
                                                           CUMULATIVE
                                                          CONVERTIBLE                                          ADDITIONAL
                                                           PREFERRED                                            PAID-IN
                                                             STOCK                     COMMON STOCK             CAPITAL
                                                   ------------------------    ---------------------------    ------------
                                                     SHARES         AMOUNT        SHARES         AMOUNT
                                                   ------------------------    ---------------------------
Balance, December 31, 1996                          161,000    $      1,000      23,177,000   $    116,000   $ 59,583,000

 Issuance of stock for exercise of warrants
    and options                                          --              --         419,000          2,000        888,000
 Issuance of Series B Preferred Stock in
    private offering, net of issuance costs         70,000           1,000              --             --      6,706,000
 Issuance of stock in lieu of dividends                  --              --           8,000             --             --
 Issuance and modifications of warrants
    granted to non-employees                             --              --              --             --      3,205,000
 Issuance of stock for settlement of
    litigation                                           --              --          73,000             --        159,000
 Net loss                                                --              --              --             --             --
                                                    -------    -------------   ------------   ------------   ------------
 Balance, December 31, 1997                         231,000    $      2,000      23,677,000   $    118,000   $ 70,541,000

 Issuance of stock in lieu of dividends                  --              --          19,000             --             --
 Issuance of Treasury stock for settlement
    of litigation                                        --              --              --             --       (622,000)
 Issuance of Common Stock for settlement
    of litigation                                        --              --       1,200,000          6,000      1,194,000
 Conversion of Series B Preferred Stock to
    Common Stock                                    (14,000)             --       2,430,000         12,000        (12,000)
 Issuance of Common Stock in exchange
    for cancellation of options and warrants             --              --         759,000          4,000         (4,000)
 Issuance of Treasury Stock in exchange
    for cancellation of options and warrants             --              --              --             --     (1,181,000)
 Accretion of beneficial conversion feature
    on Series B Preferred Stock                          --              --              --             --        758,000
 Issuance of stock for exercise of warrants
    and options                                          --              --           1,000             --          1,000
 Options granted to non-employees                        --              --              --             --         58,000
 Net loss                                                --              --              --             --             --
                                                    -------    ------------    ------------   ------------   ------------
 Balance, December 31, 1998                         217,000    $      2,000      28,086,000   $    140,000   $ 70,733,000

 Conversion of Series B Preferred Stock to
    Convertible Note Payable                        (56,000)         (1,000)             --             --     (5,448,000)
 Convertible Note Payable converted to
    Common Stock                                         --              --         793,000          4,000      1,008,000
 Issuance of stock for exercise of warrants
    and options                                          --              --         334,000          2,000        345,000
 Issuance of Treasury Stock pursuant to
     anti-dilution provision                             --              --              --             --       (931,000)
 Issuance of stock in lieu of interest                   --              --         435,000          2,000        295,000
 Issuance of stock in lieu of dividends                  --              --          13,000             --             --
 Issuance of stock in payment of accrued
    board compensation                                   --              --         253,000          1,000        246,000
 Stock options granted below market                      --              --              --             --         38,000
 Warrants granted to non-employees                       --              --              --             --        262,000
 Unrealized holding loss on investments
   available for sale                                    --              --              --             --             --
 Net loss                                                --              --              --             --             --
                                                    -------    ------------    ------------   ------------   ------------
 Balance, December 31, 1999                         161,000    $      1,000      29,914,000   $    149,000   $ 66,548,000
                                                    =======    ============    ============   ============   ============




                                                                ACCUMULATED
                                                                ADDITIONAL
                                                                  OTHER
                                               ACCUMULATED     COMPREHENSIVE      TREASURY
                                                DEFICIT            LOSS             STOCK          TOTAL
                                              ------------    --------------   -------------   -------------
Balance, December 31, 1996                    $(46,139,000)                    $ (3,339,000)   $  10,222,000

Issuance of stock for exercise of warrants
   and options                                          --                --             --          890,000
Issuance of Series B Preferred Stock in
   private offering, net of issuance costs             --                --             --        6,707,000
Issuance of stock in lieu of dividends                  --                --             --              --
Issuance and modifications of warrants
   granted to non-employees                             --                --             --        3,205,000
Issuance of stock for settlement of
   litigation                                           --                --             --          159,000
Net loss                                       (12,457,000)               --             --      (12,457,000)
                                              ------------      ------------   ------------     ------------
Balance, December 31, 1997                    $(58,596,000)                    $ (3,339,000)   $   8,726,000

Issuance of stock in lieu of dividends                  --                --             --               --
Issuance of Treasury stock for settlement
   of litigation                                        --                --        755,000          133,000
Issuance of Common Stock for settlement
   of litigation                                        --                --             --        1,200,000
Conversion of Series B Preferred Stock to
   Common Stock                                         --                --             --               --
Issuance of Common Stock in exchange
   for cancellation of options and warrants             --                --             --               --
Issuance of Treasury Stock in exchange
   for cancellation of options and warrants             --                --      1,181,000               --
Accretion of beneficial conversion feature
   on Series B Preferred Stock                          --                --             --          758,000
Issuance of stock for exercise of warrants
   and options                                          --                --             --            1,000
Options granted to non-employees                        --                --             --           58,000
Net loss                                        (2,551,000)               --             --       (2,551,000)
                                              ------------      ------------   ------------     ------------
Balance, December 31, 1998                    $(61,147,000)               --   $ (1,403,000)   $   8,325,000

Conversion of Series B Preferred Stock to
   Convertible Note Payable                             --                --             --       (5,449,000)
Convertible Note Payable converted to
   Common Stock                                         --                --             --        1,012,000
Issuance of stock for exercise of warrants
   and options                                          --                --             --          347,000
Issuance of Treasury Stock pursuant to
    anti-dilution provision                             --                --        931,000               --
Issuance of stock in lieu of interest                   --                --             --          297,000
Issuance of stock in lieu of dividends                  --                --             --               --
Issuance of stock in payment of accrued
   board compensation                                   --                --             --          247,000
Stock options granted below market                      --                --             --           38,000
Warrants granted to non-employees                       --                --             --          262,000
Unrealized holding loss on investments
  available for sale                                    --          (360,000)            --         (360,000)
Net loss                                        (2,498,000)               --             --       (2,498,000)
                                              ------------      ------------   ------------     ------------
Balance, December 31, 1999                    $(63,645,000)     $  (360,000)   $  (472,000)     $  2,221,000
                                              ============      ============   ============     ============

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

             For the years ended December 31, 1999, 1998 and 1997



                                                                       1999             1998             1997
                                                                  ------------     ------------     ------------

Cash flows provided by (used in) operating activities:
  Net Income (loss)                                               $ (2,498,000)    $ (1,793,000)    $(12,457,000)
  Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Depreciation and amortization                                 6,557,000        6,412,000        5,305,000
       Provision for doubtful accounts                                 746,000          850,000        1,462,000
       (Gain) loss from disposition of equipment                        (6,000)         240,000        2,543,000
       Non-cash compensation charges                                   292,000          353,000        3,205,000
       Accreted interest expense                                       459,000          211,000          410,000
       Amortization of deferred revenue                                (85,000)      (1,022,000)        (719,000)
       Gain on sale of interest in subsidiary                             --         (1,643,000)            --
       Gain on sale of assets of subsidiary                         (2,254,000)            --               --
       Gain on sale of interest in building                               --               --           (905,000)
       Stock issued in settlement of litigation                           --               --            159,000
       Changes in assets and liabilities:
         Restricted cash                                              (239,000)            --               --
         Accounts receivable                                          (816,000)        (627,000)      (1,956,000)
         Deposits on broadcast equipment                              (374,000)        (237,000)            --
         Prepaid expenses and other assets                            (423,000)        (487,000)       3,542,000
         Accounts payable and accrued expenses                        (209,000)          64,000         (108,000)
         Deferred revenue                                              236,000         (382,000)         523,000
         Management severance and other long-term liabilities         (955,000)        (819,000)      (2,008,000)
                                                                  ------------     ------------     ------------

           Net cash provided by (used in) operating activities         431,000        1,120,000       (1,004,000)
                                                                  ------------     ------------     ------------

Cash flows provided by (used in) investing activities:
  Capital expenditures                                              (6,814,000)      (3,002,000)      (3,700,000)
  Capital software expenditures                                           --            (10,000)      (1,020,000)
  Notes receivable                                                      70,000          (70,000)            --
  Proceeds from sale of assets of subsidiary                         1,227,000             --               --
  Proceeds from sale of equipment                                       45,000             --               --
  Proceeds from sale of interest in building                              --               --          1,405,000
  Proceeds from sale of interest in subsidiary                            --          1,862,000             --
                                                                  ------------     ------------     ------------

           Net cash provided by (used in) investing activities      (5,472,000)      (1,220,000)      (3,315,000)
                                                                  ------------     ------------     ------------

Cash flows provided by (used in) financing activities:
       Principal payments on capital leases                         (1,125,000)        (104,000)            --
       Borrowings from revolving line of credit                     11,175,000             --               --
       Proceeds from issuance of debt                                     --               --          4,470,000
       Principal payments on debt and revolving line of credit      (8,872,000)            --         (9,563,000)
       Proceeds from issuance of common and preferred stock,
         less issuance of costs paid in cash                              --               --          7,597,000
       Exercise of stock options                                       347,000             --               --
                                                                  ------------     ------------     ------------

           Net cash provided by (used in) financing activities       1,525,000         (104,000)       2,504,000
                                                                  ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                (3,516,000)        (204,000)      (1,815,000)
                                                                  ------------     ------------     ------------

Cash and cash equivalents at beginning of period                     4,560,000        4,764,000        6,579,000

                                                                  ------------     ------------     ------------
Cash and cash equivalents at end of period                        $  1,044,000     $  4,560,000     $  4,764,000
                                                                  ============     ============     ============


See accompanying notes to consolidated financial statements

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

              For the years ended December 31, 1999, 1998 and 1997


                                                                            1999            1998         1997
                                                                         -----------    -----------    --------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                                          $   249,000    $   121,000    $367,000
                                                                         ===========    ===========    ========

       Income taxes                                                      $      --      $      --      $   --
                                                                         ===========    ===========    ========


Supplemental disclosure of non-cash investing and
  financing activities:
       Issuance of treasury stock pursuant to anti-dilution provision    $   931,000    $ 1,181,000    $   --
                                                                         ===========    ===========    ========

       Issuance of common stock in payment of interest                   $   297,000    $      --      $   --
                                                                         ===========    ===========    ========

       Issuance of common stock in payment of board compensation         $   247,000    $      --      $   --
                                                                         ===========    ===========    ========

       Equipment acquired under capital leases                           $ 1,767,000    $   464,000    $258,000
                                                                         ===========    ===========    ========

       Equipment and license acquired by issuing note payable            $   361,000    $      --      $   --
                                                                         ===========    ===========    ========

       Exchange of preferred stock for convertible notes and warrants    $ 5,449,000    $      --      $   --
                                                                         ===========    ===========    ========

       Exchange of convertible notes to common stock                     $ 1,012,000    $      --      $   --
                                                                         ===========    ===========    ========

       Issuance of common stock in exchange for cancellation
       of options and warrants                                           $      --      $     4,000    $   --
                                                                         ===========    ===========    ========

       Unrealized holding loss on investments available for sale         $   360,000    $      --      $   --
                                                                         ===========    ===========    ========

       Sale of assets of subsidiary for cash of
         $1,227,000 and stock of eBet Online                             $ 1,297,000    $      --      $   --
                                                                         ===========    ===========    ========


See accompanying notes to consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description Of Business

     The Company operates its businesses through two operating divisions:
BUZZTIME, Inc.(TM) (BUZZTIME) and The NTN Network(TM). BUZZTIME, NTN's wholly-owned subsidiary formed in December 1999, owns the exclusive rights to the largest digital trivia game show library and many unique "TV Play-along" sports games. The NTN Network operates two interactive television (ITV) networks: its original NTN Network and its new Digital Interactive Television
(DITV) Network. Both networks broadcast daily a wide variety of popular interactive games, advertisements and informational programming to consumers in approximately 3,300 restaurants, sports bars and taverns throughout North America.

Basis Of Accounting Presentation

     The consolidated financial statements include the accounts of NTN and its wholly-owned subsidiaries, IWN Inc. ("IWN"), IWN, L.P. and BUZZTIME, Inc. (BUZZTIME) ("the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     On June 16, 1998, the Company sold an 82.5% interest in LearnStar, Inc. (LearnStar) to NewStar Learning Systems, L.L.C. (NewStar) for $1,862,000. The transaction resulted in a gain of $1,643,000, which is included in other income for the year ended December 31, 1998. In 1994, the Company formed IWN, Inc. ("IWN"), which serves as the general partner of IWN L.P., a limited partnership engaged in the development of interactive technology for gaming applications. IWN has no business or operations apart from its service as the general partner of IWN, L.P. In August of 1999, the assets of IWN, L.P. were sold to eBet Limited for $1,227,000 in cash and 4,000,000 shares of eBet Online stock.

Cash And Cash Equivalents

     For the purpose of financial statement presentation, the Company considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $860,000 and $4,144,000 at December 31, 1999 and 1998, respectively, consist of money market accounts.

Restricted Cash

     Under the revolving line of credit agreement, all cash receipts are required to be deposited into a restricted cash account. The restricted cash is then transferred to pay down the line of credit.

Broadcast Equipment And Fixed Assets

     Broadcast equipment and fixed assets are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets (three to five years). Depreciation of broadcast equipment is computed using the straight-line method over the estimated useful lives of the assets (two to four years). Amortization of fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period, and is included in depreciation expense.

Revenue Recognition

      The Company recognizes revenue form five sources: Hospitality revenues, Internet revenues, America Online revenues, Equipment Sales and Other Sources.

      Hospitality revenue is generated primarily from broadcasting content and advertising. The portion generated from broadcasting content is recognized as the service is provided by the Company. The advertising portion is billed to the customer and recognized ratably over the contract period as the advertisements are aired or displayed.

      Internet and America Online revenues are recognized as the service is provided by the Company.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Equipment Sales are recognized when equipment is shipped or transferred to the purchaser.

     Other Revenue is recognized when all material services or conditions relating to the transaction have been performed or satisfied.



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

Stock-Based Compensation

     On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees", and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

Investments Available For Sale

     Investment securities consist of equity securities, which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value and unrealized holding gains and losses are excluded from earnings and are reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

Fair Value Of Financial Instruments

     The Company believes that the fair value of financial instruments approximate their carrying value. The following methods and assumptions were used to estimate the fair value of financial instruments:

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

      The carrying values of cash and cash equivalents, restricted cash, investments held for sale, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying value of the accrual for settlement warrants approximates the fair value because the accrual for settlement warrants was determined using the present value of expected future cash flows discounted at the interest rate currently available to the Company. The carrying value of the revolving line of credit approximates fair value because the interest rate is indexed by current market rates, and the other terms are comparable to those currently available in the market place. The carrying value of the convertible notes approximates its fair value because the interest rate is comparable to rates currently available in the market.

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

Research and Development and Advertising

      Research and development and advertising are expensed as incurred. Research and development costs amounted to $842,000, $714,000 and $1,600,000 in 1999, 1998 and 1997, respectively. Advertising costs amounted to $265,000, $343,000 and $284,000 in 1999, 1998 and 1997, respectively.

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

Basic And Diluted Earnings Per Common Share

      The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share". Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Options, warrants, convertible preferred stock and convertible notes representing approximately 15,306,000, 5,569,000 and 17,630,000 shares were excluded from the computations of net loss per common share for the years ended December 31, 1999, 1998 and 1997, respectively, as their effect is anti-dilutive.

      Reflected in the net loss available to common shareholders for the year ended December 31, 1998 is the accretion of the beneficial conversion feature on the Series B Preferred Stock in the amount of $758,000. The amount of the beneficial conversion feature was measured at the date of issue of the convertible security as the difference between the conversion price and the market value of the Common Stock into which the security was convertible. This amount was accounted for as a non-cash dividend on the convertible preferred stock with the same amount credited to additional paid-in capital, allocated over the period from issuance to first convertibility. Therefore, there is no impact to shareholders' equity. The beneficial conversion feature was fully accreted as of

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


June 30, 1998. As described in Note 4 to the consolidated financial statements, the Company entered into an exchange agreement with the holders of the Series B Preferred Stock.

Reclassifications

      Certain items in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.


(2) BROADCAST EQUIPMENT AND FIXED ASSETS

      Broadcast equipment and fixed assets are recorded at cost and consist of the following:

                                                  1999              1998
                                              ------------      ------------
Broadcast equipment                           $ 14,502,000      $  9,243,000
Furniture and fixtures                             445,000           294,000
Machinery and equipment                          5,080,000         3,958,000
Leasehold improvements                             547,000           472,000
Equipment under capital lease:
     Broadcast equipment                         1,589,000                --
     Machinery and equipment                       902,000           724,000
Other equipment                                      9,000            36,000
                                              ------------      ------------
                                                23,074,000        14,727,000
Accumulated depreciation and amortization      (12,604,000)       (7,478,000)
                                              ------------      ------------
                                              $ 10,470,000      $  7,249,000
                                              ============      ============


(3) COMMON STOCK OPTIONS AND WARRANTS

Options

      The Company has two active stock option plans. The 1995 Employee Stock Option Plan (the "Option Plan") was approved by the shareholders in 1995 and was subsequently amended. Under the Option Plan, options for the purchase of the Company's Common Stock may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except, the Board of Directors, at its discretion, can authorize acceleration of vesting periods. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan as of December 31, 1999 is 6,818,930. The Company held a special meeting of stockholders on January 7, 2000 at which time approval was received to increase the aggregate number of shares that may be issued under the plan by 5,000,000 shares.

      In addition, the Company has issued options pursuant to a Special Stock Option Plan ("Special Plan"). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares authorized for issuance under the Special Plan as of December 31, 1999 is 704,000.

      The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $0.72, $0.72, and $2.58, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
1999-dividend yield of 0%, risk-free interest rate of 5.28%, expected volatility of 124.97%, and expected life of 3.6 years; 1998 - dividend yield of 0%, risk-free interest rate of 4.69%, expected volatility of 188%, and expected life of 5.2 years; and 1997 - dividend yield of 0%, risk-free interest rate of 6.5%, expected volatility of 179%, and expected life of 7.5 years; In compliance with APB No. 25, the Company expensed $38,000 in 1999 associated with the grant

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


of 600,000 options issued in 1999 below market value pursuant to the Option Plan. No options were granted below market value in 1998 or 1997 pursuant to the Option Plan.

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


                                        1999           1998            1997
                                     ----------     ----------     -----------
Net loss             As reported     $2,498,000     $2,551,000     $12,457,000

                     Pro forma       $3,514,000     $4,365,000     $16,733,000

Net loss per share   As reported     $     0.09     $     0.10     $      0.55

                     Pro forma       $     0.12     $     0.17     $      0.74


      A summary of stock option activity during 1999, 1998 and 1997 is as follows:


                                                SPECIAL PLAN                  OPTION PLAN
                                        ------------------------------------------------------------
                                                     WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                          SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                        ----------   ----------------  ----------   ----------------
Outstanding December 31, 1996                   --              --      6,689,000      $     5.09
Granted                                    600,000      $     5.00      1,947,000            2.66
Exercised                                  430,000            3.30        (45,000)           2.08
Canceled                                        --              --     (3,503,000)           5.58
                                        ----------      ----------     ----------      ----------
Outstanding December 31, 1997            1,030,000            3.01      5,088,000            3.47
Granted                                    104,000            2.81      3,290,000            0.93
Exercised                                       --              --             --              --
Canceled                                  (430,000)           3.30     (3,721,000)           3.59
                                        ----------      ----------     ----------      ----------
Outstanding December 31, 1998              704,000            2.81      4,657,000            1.58
Granted                                         --              --      3,179,000            0.92
Exercised                                       --              --       (325,000)           1.04
Canceled                                        --              --     (1,030,000)           0.95
                                        ----------      ----------     ----------      ----------
Outstanding December 31, 1999              704,000      $     2.81      6,481,000      $     1.38
                                        ==========      ==========     ==========      ==========
Exercisable as of December 31, 1999        704,000      $     2.81      2,039,000      $     2.11
                                        ==========      ==========     ==========      ==========

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


      A summary of options outstanding and exercisable by exercise price range at December 31, 1999 is as follows:

                                             OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                            ----------------------------------------------------     --------------------------------
                                           WEIGHTED AVERAGE
            RANGE OF          NUMBER          REMAINING         WEIGHTED AVERAGE        NUMBER       WEIGHTED AVERAGE
        EXERCISE PRICES     OUTSTANDING    CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
        ---------------     -----------    ----------------     ----------------     -----------     ----------------
        Special Plan:
                $2.81         704,000          4 years              $ 2.81              704,000           $ 2.81

         Option Plan:
        $0.56 - $1.50       4,863,000          9 years              $ 0.86              807,000           $ 0.89
        $1.51 - $3.00       1,293,000          6 years              $ 2.71            1,006,000           $ 2.68
        $3.01 - $6.50         325,000          5 years              $ 3.95              226,000           $ 3.95

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

      The Company has issued various options pursuant to the Special Plan to non-employees to purchase Common Stock in 1997, the majority of which were exercisable as of December 31, 1997. In compliance with SFAS No. 123, the Company expensed $58,000 and $354,000 in 1998 and 1997, respectively, associated with the grant of 134,000 options in 1997. The fair value of each grant in 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% percent, risk-free interest rate of 6.5%, expected volatility of 179%, and an expected option life of 5 years.

Warrants

      In 1999, 1998 and 1997, the Company granted 1,191,000, 1,000,000 and
1,065,000 warrants to non-employees, with exercise prices equal to the market value on the date of grant. The per share weighted-average fair value of warrants granted during 1999, 1998 and 1997 was $1.03, $0.50 and $1.83, respectively. In compliance with SFAS No. 123, the Company expensed $262,000, $0 and $1,401,000 in 1999, 1998 and 1997, respectively, associated with the grant of these warrants. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999 - dividend yield of 0% percent, risk- free interest rate of 4.93%, expected volatility of 81.2%, and an expected life of
2.9 years; 1998 - dividend yield of 0% percent, risk- free interest rate of 4.23%, expected volatility of 188%, and an expected life of 2.3 years; 1997 - dividend yield of 0% percent, risk-free interest rate of 6.5%, expected volatility of 179%, and an expected life of 10 years.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


    The following summarizes warrant activity during 1999, 1998 and 1997:



                           OUTSTANDING     WEIGHTED AVERAGE
                            WARRANTS       EXERCISE PRICES
                           -----------     ----------------
   December 31, 1996        4,581,000            4.10
   Granted                  1,065,000            1.83
   Exercised                 (374,000)           2.07
   Canceled                (1,078,000)           4.39
                          -----------            ----

   December 31, 1997        4,194,000            3.63
   Granted                  1,000,000            1.25
   Exercised                       --              --
   Canceled                (2,291,000)           4.02
                          -----------            ----
   December 31, 1998        2,903,000            2.49
   Granted                  1,191,000            1.00
   Exercised                   (9,000)           0.96
   Canceled                  (938,000)           2.63
                          -----------            ----
December 31, 1999           3,147,000            1.89
                          ===========            ====
Balance exercisable at
December 31, 1999           2,905,000          $ 1.72
                           ==========          ======


      At December 31, 1999, the range of exercise prices and the weighted -average remaining contractual life of outstanding warrants was $0.6875 to $7.50 and 2 years, respectively.

(4) CUMULATIVE CONVERTIBLE PREFERRED STOCK

      The Company has authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated are a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and a series of 85,000 shares of Series B Preferred Stock.

Series A

      At December 31, 1999 and 1998, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of Common Stock. In 1999, 1998 and 1997, the Company issued approximately 13,000, 19,000 and 8,000 common shares, respectively, for payment of dividends. At December 31, 1999, the cumulative unpaid dividends for the Series A Preferred Stock was approximately $1,300.

      The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over Common Stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of NTN Common Stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. During 1999, 1998 and 1997, there were no conversions. There are no mandatory conversion terms or dates associated with the Series A Preferred Stock.

Series B

      In October 1997, NTN sold and issued 35,000 shares of Series B Preferred Stock each to two institutional purchasers ("the Investors") for a total of $7,000,000. The sale of the Series B Preferred Stock was effected pursuant to Regulation D of the

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Securities and Exchange Commission under the Securities Act of 1993 as amended. The Company paid $210,000 in financial advisory services in connection with the sale of the Series B Preferred Stock. A portion of the net proceeds from the private placement was used to repay indebtedness and accrued interest to GTECH totaling $3,883,000. The balance was used for general working capital purposes.

      As of October 5, 1998, 14,000 shares of the Series B Preferred Stock (plus accrued dividends) had been converted into 2,430,000 shares of Common Stock of the Company, leaving 56,000 shares of the Series B Preferred Stock outstanding. On October 5, 1998, NTN entered into an Exchange Agreement with the Investors pursuant to which they agreed to surrender for cancellation their remaining shares of Series B Preferred Stock in exchange for warrants and 7% senior subordinated convertible notes (convertible notes) as described below. Pending their surrender and cancellation, the dividend rate on the Series B Preferred Stock was increased from 4% to 7% and the conversion price of the Series B Preferred Stock was fixed at $1.275 per share.

      Under the Exchange Agreement, the Company agreed to issue each of the Investors a convertible note of the Company in a principal amount equal to the stated value of their Series B Preferred Stock, plus accrued and unpaid dividends through the date of issuance of the convertible notes. The convertible notes were issued January 11, 1999.


(5) RETIREMENT AND SAVINGS PLANS

Defined Contribution Plan

      During 1994, the Company established a defined contribution plan which is organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least six months of service or reached age 21, whichever is later, to defer up to 15% of their pay on a pre-tax basis. The Company, at its discretion, may contribute to the plan. For the years ended December 31, 1999, 1998 and 1997, the Company made no such contributions.

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

Deferred Compensation Plan

      In connection with the Reorganization in 1997, the Company terminated an unfunded, non-qualified deferred compensation plan that covered certain former officers. The accrued plan benefits of $580,000 included in accrued expenses as of December 31, 1996 were substantially paid to participants in 1997. Unpaid benefits at December 31, 1999 and 1998 were $0 and $58,000, respectively.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(6) INCOME TAXES

      For each of the years ended December 31, 1999, 1998 and 1997, there was no provision for current or deferred income taxes. The components that comprise deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:



                                                    1999              1998
                                               ------------      ------------
Deferred tax assets:
      NOL carryforwards                        $ 16,711,000      $ 17,295,000
      Legal and litigation accruals                   3,000           361,000
      Allowance for doubtful accounts               859,000           719,000
      Compensation and vacation accrual             337,000           779,000
      Accrued expenses                              185,000         1,032,000
      Allowance for equipment obsolescence           77,000                --
      Deferred revenue                              247,000           133,000
      Research and experimentation credit           245,000           280,000
      Other reserves                                717,000           247,000
      Amortization                                   96,000                --
      Depreciation                                  482,000                --
      Charitable contributions                       10,000           376,000
      Other                                              --            12,000
                                               ------------      ------------
Total gross deferred tax assets                  19,969,000        21,234,000
Valuation allowance                             (19,914,000)      (20,703,000)
                                               ------------      ------------
Net deferred tax assets                              55,000           531,000
                                               ------------      ------------
Deferred tax liabilities:
      Capitalized software                           55,000           457,000
      Amortization                                       --            55,000
      Other                                              --            19,000
                                               ------------      ------------
Total gross deferred liabilities                     55,000           531,000
                                               ------------      ------------
Net deferred taxes                             $         --      $         --
                                               ============      ============


      The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate is as follows:


                                                 1999             1998            1997
                                             -----------      -----------      -----------
Tax at federal income tax rate               $  (849,000)     $  (610,000)     $(4,235,000)
State taxes net of federal benefit              (150,000)        (105,000)        (142,000)
Settlement warrants and SFAS 123 charges          99,000           84,000        1,109,000
Nondeductible expenses of IWN                         --          299,000               --
Sale of LearnStar                                     --         (559,000)              --
Change in valuation allowance                   (789,000)       3,131,000        2,768,000
Adjustments of net operating loss              1,384,000       (2,313,000)         563,000
 carryforwards
Other                                            305,000           73,000          (63,000)
                                             -----------      -----------      -----------
                                             $        --      $        --      $        --
                                             ===========      ===========      ===========

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



      The net change in the total valuation allowance for the year ended December 31, 1999 was a decrease of $789,000. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was an increase of $3,131,000, and $2,768,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.


      At December 31, 1999, the Company has available net operating loss carryforwards of approximately $47,500,000 for federal income tax purposes, which begin to expire in 2000. The net operating loss carryforwards for state purposes, which began expiring in 1998 are approximately $9,100,000.

(7) COMMITMENTS AND CONTINGENCIES

Operating Leases

      The Company leases office and production facilities and equipment under agreements which expire at various dates. Certain leases contain renewal provisions and generally require the Company to pay utilities, insurance, taxes and other operating expenses. Additionally, the Company entered into lease agreements for certain equipment used in broadcast operations, some of which involved sale and leaseback transactions. Any deferred gains on sale and leaseback transactions were amortized over the three year lease terms. Each lease provides an option to the Company to repurchase the equipment at the estimated fair market value at the end of the lease term. All sale and leaseback transactions were completed during 1999 at which time the equipment was purchased. Lease expense under operating leases totaled $1,007,000, 1,505,000 and $1,299,000, in 1999, 1998 and 1997, respectively, net of sublease income of $157,000 and $46,000 in 1999 and 1998, respectively.

      In November 1997, the Company sold its interest in a LLC that owns the building containing the Company's corporate office. A gain of $905,000 was recognized in 1997.

      Future minimum lease obligations under noncancelable operating leases, net of expected sublease payments of $154,000 in 2000 and $79,000 in 2001, at December 31, 1999 are as follows:


                    YEAR ENDING    TOTAL
                    -----------  ----------
                       2000      $  378,000
                       2001          63,000
                                 ----------
                      Total      $  441,000
                                 ==========

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


Capital Leases

      The Company entered into capital leases for the purchase of new equipment. Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 1999 are as follows:

                    YEAR ENDING                   TOTAL
                    -----------                 -----------
                       2000                     $   907,000
                       2001                         480,000
                       2002                          21,000
                       2003                          17,000
                                                -----------
Total minimum lease payments                      1,425,000


Less: Amount representing interest
      ranging from 6% to 33.7%                     (210,000)
                                                -----------


Present value of net minimum lease payments       1,215,000
Less current portion                               (740,000)
                                                -----------
           Long term portion                    $   475,000
                                                ===========


Property held under capital leases is as follows:

                                1999              1998
                             -----------      -----------
Equipment                    $ 2,491,000      $   724,000
Accumulated depreciation        (667,000)        (159,000)
                             -----------      -----------
                             $ 1,824,000      $   565,000
                             ===========      ===========

(8) DEBT

Revolving Line Of Credit

      The Company entered into an agreement with Coast Business Credit for a revolving line of credit not to exceed $4,000,000. Interest is charged on the outstanding balance at a rate equal to the prime rate plus 1.5% per annum (effective rate of interest is 10% at December 31, 1999), but cannot be less than 9% per annum. The line of credit is secured by substantially all of the Company's assets. Total loan fees of $120,000 are payable in three annual installments and are being amortized over the life of the loan which matures on August 31, 2002. The unused line of credit at December 31, 1999 was $1,514,000.

7% Senior Subordinated Convertible Notes

      In 1999, the Company reacquired the Series B Preferred Stock in exchange for convertible notes and warrants. The convertible notes, with a face value of $5,913,000, were issued January 11, 1999 and bear interest at the annual rate of 7% per annum. Interest is due and payable in quarterly installments, in arrears, and the entire principal amount will be due and payable on February 1, 2001. Interest on the convertible notes may be paid in cash or, at NTN's election, in shares of its Common Stock valued for this purpose at 90% of the average closing bid price of the Common Stock during the 10 trading days preceding the interest payment date.

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

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


In such event, the prepayment price will be 105% of the outstanding principal amount of the convertible notes, plus accrued and unpaid interest.

      The holders of the convertible notes may convert them at any time, in whole or in part, at their option. The number of shares of Common Stock issuable upon conversion of each convertible note will be determined by dividing the outstanding principal amount to be converted, plus any accrued and unpaid interest, by the conversion price then in effect. The conversion price will be $1.275 per share, subject to adjustment if certain events, including stock dividends or subdivisions or reclassifications of the Common Stock or any sale or issuance of Common Stock (or of rights or options to subscribe for or purchase Common Stock) for no consideration or for a consideration per share less than the "Average Market Price" (as defined in the Exchange Agreement) of the Common Stock. The actual number of shares of Common Stock issuable upon any conversion of the convertible notes will depend on the conversion price in effect on the relevant conversion date. On November 20, 1999, $1,000,000 of principal plus accrued interest was converted into approximately 793,000 shares of Common Stock. An additional $45,000 of interest expense related to the unamortized discount on the converted notes was recognized upon conversion of the principal.

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

      An allocation has been made between the convertible notes and the warrants based on the relative fair values of the securities at the time of issuance. A discount of approximately $464,000 has been recorded against the convertible

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


notes due to the allocation. As a result of this allocation, the Company will record interest expense, at an effective interest rate of 11% per year, throughout the terms of the convertible notes which began in the first quarter of 1999. Interest expense of approximately $257,000 has been accreted for the year ended December 31, 1999.

      The balance of the note plus accreted interest at December 31, 1999 is $4,705,000.

      A registration statement on Form S-3 covering 4,637,516 shares of Common Stock, some or all of which may be issuable upon conversion of the convertible notes, was declared effective by the Securities and Exchange Commission on January 8, 1999.

Note Payable

      The Company purchased equipment and a license agreement related to the Internet stations for $400,000 in April 1999. A promissory note was issued for $360,000 and cash of $40,000 was paid in relation to this agreement. The note bears interest at 10% per annum and principal is payable in twelve equal quarterly installments of $30,000 plus interest. In December 1999, the agreement was revised and a payment of approximately $123,000 plus interest was paid in December 1999, leaving a balance of approximately $178,000 at December 31, 1999 to be paid in nine quarterly installments of $19,676 beginning on March 31, 2000.

Maturities

      Maturities of notes payable at December 31, 1999 are as follows:


YEAR ENDING               CONVERTIBLE NOTES    NOTE PAYABLE         TOTAL
-----------               -----------------    ------------      -----------
2000                                 --        $     79,000      $    79,000
2001                        $ 4,705,000              79,000        4,784,000
2003                                 --              20,000           20,000
                            -----------        ------------      -----------
Total Obligation              4,705,000             178,000        4,883,000
Less Current Maturities              --             (79,000)         (79,000)
                            -----------        ------------      -----------
Long Term Obligation        $ 4,705,000        $     99,000      $ 4,804,000
                            ===========        ============      ===========

(9) LEGAL ACTIONS

      In February 1998, pursuant to the settlement of a class-action lawsuit pending against the Company since 1993, the Company issued 565,000 warrants to purchase the Common Stock of the Company ("Settlement Warrants"). Each Settlement Warrant has a term of three years beginning February 18, 1998. The Settlement Warrants were issued on February 18, 1998 and entitle the holder of a Settlement Warrant to purchase a share of Common Stock of the Company at a price of $0.96. During the period from February 18, 2000 to February 18, 2001, the holders of Settlement Warrants were to have the right, but not the obligation, to put the Settlement Warrants to the Company for repurchase at a price of $3.25 per Settlement Warrant (the "Put Right"), however, this Put Right expired by its terms on February 17, 2000 when the closing price per share of the Company's Common Stock on the American Stock Exchange reached $4.22 or above for the seventh trading day. The Company has no further obligation to repurchase the Settlement Warrants. In no event shall the Company have any obligation to repurchase its Common Stock. The right of holders to exercise the Settlement Warrants to purchase shares of Common Stock of the Company at $0.96 per share continues through February 18, 2001.

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

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

      On July 3, 1997, the Company filed a motion to dismiss the lawsuit. On November 6, 1997, the Court dismissed all of the plaintiff's state law causes of action against the Company but retained the plaintiff's federal law causes of action. In February 1998, the attorneys representing the plaintiffs in this litigation filed an action entitled Dorman vs. NTN Communications, Inc. in the Superior Court of San Diego County for the State of California in which they essentially replead the state law causes of action dismissed in the federal lawsuit. In March 1999, the Court granted the Company's motion for summary judgment in the Dorman matter. On May 13, 1999, plaintiffs filed a motion for new trial which was denied by the Court. On August 20, 1999, plaintiffs filed an appeal of the summary judgment in the Fourth Appellate District of the Court of Appeals for the State of California. The Company will file its reply to the appeal on or before March 30, 2000. In the Company's opinion, the claim in the Dorman litigation is covered by directors and officers liability insurance providing $15,000,000 of coverage. The Company has submitted this claim to its directors and officers liability insurance underwriters, who have accepted such claims subject to reservation of rights. The Company's deductible under the insurance policy is $200,000 which has been paid.

      In November 1999, the Company reached a tentative settlement agreement with the class of plaintiffs in the Miller litigation whereby the Company would pay $3,250,000 upon approval by the court. The settlement payment is fully covered by the Company's liability insurance. A settlement hearing is scheduled to take place in April, 2000 for the purpose of seeking court approval of the proposed settlement and plan of allocation of the settlement funds. Upon approval of the proposed settlement, the Court will enter final judgment and dismiss the litigation as to all defendants.

      In September 1998, the Company received correspondence from counsel to Microsoft Corporation and related inquiries from the Business Software Alliance and Software Publishers Association, two industry associations, requesting information regarding the Company's use of the MS-DOS operating system in connection with its Playmaker(R) systems which were installed in over 2,900 hospitality locations throughout the United States. In response, the Company conducted an internal audit and produced the results to counsel to the three entities. Based on the audit results, it was determined that the Company had insufficient licensing for the MS-DOS in use in the hospitality locations. In November 1999, the Company entered into a Settlement Agreement with the Business Software Alliance ("BSA") pursuant to which the Company will pay the Business Software Alliance a total of $339,864 in ten equal monthly installments. The Company will also be required to deliver to BSA a Certification of Compliance certifying the accuracy of the software audit results and that all copies of the relevant software products used by NTN in the course of business are licensed to NTN and are used solely in accordance with such licenses. In addition, in December 1999, the Company entered into a Settlement Agreement with the Software Publishers Association pursuant to which the Company was liable for a total of $25,000 to the Software Publishers Association in two equal installments and purchased sufficient copies of the software to replace infringing copies as needed. The Company had previously provided an amount sufficient to cover the expense of both settlements.

      The Company has been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). With the court's assistance, the Company and IN reached a resolution of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving the Company, its unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. No action was taken in the Canadian litigation until May 1998, when IN gave notice of its intention to proceed. In November 1998, the Company and its Canadian licensee filed a counterclaim against IN. These actions affect only the Canadian operations of the Company and its Canadian licensee and do not extend to the Company's operations in the United States or elsewhere. In January, 2000 the Court ordered the parties to complete discovery in the matter on or before May 2000. Although they cannot be estimated with certainty, any damages the Company might incur are not expected to be material.

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

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(10) MANAGEMENT REORGANIZATION

      On March 5, 1997, the Company announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board and Daniel C. Downs resigned as President. In addition, three other officers resigned or were terminated in connection with the reorganization ("Reorganization"). The Company entered into separate agreements ("Agreements") with each of the former officers setting out the terms on which their existing employment contracts with the Company would be settled. In compliance with the Agreements, the Company was to continue to pay the former officers their current annual salaries and other benefits for the remaining terms of their employment agreements with the Company, which were to expire on or before December 31, 1999.

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

      Pursuant to the Agreements, in 1997, the Company canceled an aggregate of 2,325,000 of outstanding warrants and options to purchase Common Stock of the Company previously issued to the former officers. In addition, the Company agreed to extend the exercise period and reduce the exercise price of certain other warrants and options retained by the former officers.

      Total charges related to the Reorganization are comprised of the following:

                                                               1997
                                                           ----------
Contractual payments for Agreements, net of discount       $3,128,000
Cancellation of notes receivable and related accrued
     interest of $216,000 from former officers                     --
Cancellation of note receivable from President                150,000
Bonus granted to President                                     85,000
Charge related to extension of the exercise period and
     reduction in the exercise price of certain warrants
     and options                                             1,450,000
                                                           -----------
Total charges                                              $ 4,813,000
                                                           ===========


      Interest expense totaling $34,000, $56,000 and $185,000 was incurred in 1999, 1998 and 1997, respectively, related to the Agreements.

      Upon joining the Company in October 1997 as Chief Financial Officer, Gerald Sokol, Jr. was granted a total of 700,000 options to purchase Common Stock at prices ranging from $5.00 to $5.08 per share. The options were exercisable as follows: 100,000 upon grant, 200,000 in three equal annual installments and 400,000 exercisable only if the closing price of the Common Stock was at least $11 per share for ten consecutive days prior to August 15, 1998. All of the options were subject to acceleration in the event of a "Change in Control Event" as defined. Such a Change of Control Event occurred in March 1997 as a consequence of the Reorganization and all the options became vested and exercisable in full at that time. Also as a result of the Reorganization in 1997, the Board of Directors granted Gerald Sokol Jr. an additional 600,000 options to purchase the Common Stock of the Company. Mr. Sokol is no longer with the Company.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(11) SEGMENT INFORMATION

      The Company's operations are to develop and distribute interactive entertainment. The Company's reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the Hospitality and Buzztime divisions. Hospitality revenue is generated primarily from broadcasting content to customer locations through two interactive television networks. Hospitality revenues comprise 94% of the Company's total revenue. Revenue from Buzztime is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties. The following tables set forth certain information regarding the Company's segments and other operations:


                                        1999             1998             1997
                                   ------------      ------------      ------------
Revenues:
     Hospitality                   $ 22,250,000      $ 20,973,000      $ 21,018,000
     BUZZTIME                         1,028,000         2,014,000         3,326,000
     IWN                                302,000           493,000           275,000
     Other                                   --           282,000           456,000
     Corporate                          168,000           432,000           787,000
                                   ------------      ------------      ------------
Total Revenues                     $ 23,748,000      $ 24,194,000      $ 25,861,000
                                   ============      ============      ============

Operating income (loss):
     Hospitality                   $  6,798,000      $  5,755,000      $  1,129,000
     BUZZTIME                        (4,599,000)       (1,371,000)         (247,000)
     IWN                                (50,000)         (895,000)       (1,429,000)
     Other                                   --           (16,000)         (780,000)
     Corporate                       (5,950,000)       (6,920,000)      (11,480,000)
                                   ------------      ------------      ------------
Total Operating Loss               $ (3,801,000)     $ (3,447,000)      (12,807,000)
                                   ============      ============      ============

Total Assets:
     Hospitality                   $ 12,547,000      $ 11,816,000      $ 10,510,000
     BUZZTIME                           230,000         1,072,000         3,087,000
     IWN                                118,000           367,000         1,126,000
     Other                                   --                --           556,000
     Corporate                        4,392,000         3,512,000         4,992,000
                                   ------------      ------------      ------------
Total Assets                       $ 17,287,000      $ 16,767,000        20,271,000
                                   ============      ============      ============

Capital Expenditures and
  Software Development Costs:
     Hospitality                   $  5,174,000      $  2,383,000      $  4,050,000
     BUZZTIME                                --            10,000                --
     Corporate                        1,640,000           619,000           670,000
                                   ------------      ------------      ------------
Total Capital Expenditures and
  Software Development Costs       $  6,814,000      $  3,012,000         4,720,000
                                   ============      ============      ============
Depreciation and amortization:
     Hospitality                      4,290,000         2,865,000         2,848,000
     BUZZTIME                           934,000         2,015,000         1,578,000
      IWN                                14,000           698,000           157,000
     Other                                   --            21,000            67,000
     Corporate                        1,319,000           763,000           788,000
                                   ------------      ------------      ------------
Total depreciation and
     Amortization                     6,557,000         6,412,000         5,305,000
                                   ============      ============      ============

                                   SCHEDULE II
                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                    BALANCE
  ALLOWANCE FOR                             ADDITIONS CHARGED                       AT END
DOUBTFUL ACCOUNTS   BALANCE AT BEGINNING       TO EXPENSE       DEDUCTIONS (a)     OF PERIOD
-----------------   --------------------    ----------------    --------------     ----------
     1997               $1,563,000              1,462,000         1,712,000        $1,313,000

     1998               $1,313,000                850,000           443,000(b)     $1,720,000

     1999               $1,720,000                746,000           318,000        $2,148,000

(a) Reflects trade accounts receivable written off during the year, net of amounts recovered.

(b) In June 1998, the Company sold 82.5% of its interest in LearnStar, Inc. The deductions for 1998 include $379,000 related to the allowance for LearnStar, Inc. at the time of the sale.

                 See accompanying independent auditors' report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 16, 2000                    NTN COMMUNICATIONS, INC.

                                          By: /s/ KENDRA BERGER
                                              -----------------------
                                              Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                     DATE
        ---------                       -----                     ----
  /s/ STANLEY B. KINSEY        Chief Executive Officer and    March 16, 2000
  ---------------------        Chairman of the Board
    Stanley B. Kinsey

   /s/ BARRY BERGSMAN          Director                       March 16, 2000
   ------------------
     Barry Bergsman

  /s/ ROBERT M. BENNETT        Director                       March 16, 2000
  ---------------------
    Robert M. Bennett

 s/ DONALD C. KLOSTERMAN       Director                       March 16, 2000
 -----------------------
  Donald C. Klosterman

 /s/ ESTHER L. RODRIGUEZ       Director                       March 16, 2000
 -----------------------
   Esther L. Rodriguez

     /s/ GARY ARLEN            Director                       March 16, 2000
     --------------
       Gary Arlen

 /s/ VINCENT A. CARRINO        Director                       March 16, 2000
 ----------------------
   Vincent A. Carrino

                                INDEX TO EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.1       Amended and Restated Certificate of Incorporation of the Company, as
           amended (7)

10.2       By-laws of the Company (2)

10.3       License Agreement with NTN Canada (3)

10.4       National Football League License Agreement (3)

10.5       Lease of Office with The Campus L.L.C. (4)

10.6*      Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Patrick J. Downs. (5)

10.7*      Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Daniel C. Downs. (5)

10.8*      Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Ronald E. Hogan (5)

10.9*      Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Gerald P. McLaughlin. (5)

10.10*     Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Michael J. Downs. (5)

10.11*     Resignation and General Release Agreement, dated December 31, 1996 between NTN Communications, Inc. and Robert Klosterman. (5)

10.12*     Letter agreement, dated March 4, 1997, between NTN and Alan
           Magerman.(5)

10.13*     Consulting Agreement, dated as of December 31, 1996, between NTN
           Communications Inc. and Patrick J. Downs. (5)

10.14*     Consulting Agreement, dated as of December 31, 1996, between NTN
           Communications Inc. and Daniel C. Downs. (5)

10.15*     Consulting Agreement, dated as of December 31, 1996, between NTN
           Communications Inc. and Ronald E. Hogan. (5)

10.16*     Consulting Agreement, dated as of December 31, 1996, between NTN
           Communications Inc. and Gerald P. McLaughlin. (5)

10.17*     Consulting Agreement, dated as of March 14, 1997, between NTN
           Communications Inc. and Donald Klosterman. (5)

10.18*     General Release, dated as of December 31, 1996, between NTN
           Communications Inc. and Patrick J Downs. (5)

10.19*     General Release, dated as of December 31, 1996, between NTN
           Communications Inc. and Daniel C. Downs. (5)

10.20*     General Release, dated as of December 31, 1996, between NTN
           Communications Inc. and Ronald E. Hogan. (5)

10.21*     General Release, dated as of December 31, 1996, between NTN
           Communications Inc. and Gerald P. McLaughlin. (5)

10.22*     General Release, dated as of December 31, 1996, between NTN
           Communications Inc. and Michael J. Downs. (5)

10.23*     General Release, dated as of December 31, 1996, between NTN
           Communications Inc. and Robert Klosterman. (5)

10.24*     Special Stock Option dated August 18, 1996 between NTN
           Communications, Inc. and Gerald Sokol, Jr.(5)

10.25*     Special Stock Option dated August 25, 1996 between NTN
           Communications, Inc. and Robert Bennett (5)

10.26*     Special Stock Option dated August 30, 1996 between NTN
           Communications, Inc. and Edward C. Frazier (5)

10.27*     Amendment to Nonqualified Stock Option Agreement, dated as of April
           14, 1997, between NTN Communications, Inc. and Edward C. Frazier. (6)

10.28      Warrant Agreement, dated as of February 18, 1998 between NTN
           Communications, Inc. and American Stock Transfer and Trust Company, as warrant agent, including a form of warrant certificate. (7)

10.29*     Performance Incentive Stock Option Agreement dated November 4, 1996 by and between NTN Communications, Inc. and Gerald Sokol, Jr. (7)

10.30*     Nonqualified Stock Option Agreement dated May 14, 1997 by and between
           NTN Communications, Inc. and Gerald Sokol, Jr. (7)

10.31* Modification to Resignation Agreement, dated as of March 9, 1998 by and between NTN Communications, Inc. and Daniel C. Downs (7)

10.32* Modification to Resignation Agreement, dated as of March 9, 1998 by and between NTN Communications, Inc. and Patrick J. Downs (7)

10.33* Modification to Resignation Agreement, dated as of March 20, 1998 by and between NTN Communications, Inc. and Ronald E. Hogan (7)

10.34*     Employment Agreement, dated July 1, 1998, by and between NTN
           Communications, Inc. and Gerald Sokol, Jr. (8)

10.35*     Employment Agreement, dated October 7, 1998, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (9)

10.36*     Stock Option Agreement, dated October 7, 1998, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (9)

10.37* Resignation and Release Agreement, dated February 18, 1999, by and between NTN Communications, Inc. and Gerald Sokol, Jr. (9)

10.38      Exchange Agreement, dated October 5, 1998, by and between NTN
           Communications, Inc. and the Buyers (as defined) (7)

10.39      Loan and Security Agreement, dated August 6, 1999, by and between NTN
           Communications, Inc. and Coast Business Credit, a division of
           Southern Pacific Bank. (10)

10.40      Settlement Agreement, dated November 1, 1999, by and between the
           Business Software Alliance and NTN Communications, Inc. (10)

10.41*     Stock Option Agreement, dated October 7, 1999, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (1)

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

(7) Previously filed as an exhibit to the Company's registration statement on Form S-3, File No. 333-69383, and incorporated by reference.

(8) Previously filed as an exhibit to the Company's report on Form 10-Q dated September 30, 1998 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's report on Form 10-K dated December 31, 1998 and incorporated by reference.

(10) Previously filed as an exhibit to the Company's report on Form 10-Q dated September 30, 1999 and incorporated herein by reference.