Form 10-K/A
period 1999-12-31
NTN COMMUNICATIONS INC
filed 2000-04-05
CIK 748592

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                             ---------------------

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 1-11460

                            NTN COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                31-1103425
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

          5966 LA PLACE COURT
         CARLSBAD, CALIFORNIA                             92008
    (Address of Principal Executive                    (Zip Code)
               Offices)

                                 (760) 438-7400
              (Registrant's telephone number, including Area Code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                              WHICH REGISTERED
             -------------------                          ------------------------
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

     As of March 1, 2000, Registrant had 30,242,559 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     NTN Communications, Inc. (the "Registrant") hereby amends and restates Item 7 of its Annual Report on Form 10-K filed for the fiscal year ending December 31, 1999 to read in its entirety as follows:

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

     Hospitality revenues increased 6% to $22,250,000 for the year ended December 31, 1999 from $20,973,000 for the year ended December 31, 1998. This increase is primarily due to an increase in fees charged for the setup, installation and training for the Digital Interactive Television Network ("DITV Network") as compared to the original NTN Network. During the year ended December 31, 1999, approximately 1,500 DITV Network systems were installed.

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

     Research and development expenses decreased 18% to $842,000 for the year ended December 31, 1999 compared to $714,000 for the year ended December 31, 1998. The current period expenses result from the Company's research and development efforts related to the second generation of the DITV Network, Internet stations, and future Internet web sites. For the year ended December 31, 1998, the Company's research and development efforts focused primarily on the upgrade of the NTN Network to DITV Network.

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

     Research and development expenses decreased 55% to $714,000 in 1998 from $1,600,000 in 1997. The decrease was due to certain research and development endeavors which began in early 1997 that were completed by the end of 1997. These efforts included initial design and implementation of the Company website, redesign of the America Online site and content and other production for third parties. For 1998, the Company's research and development efforts related primarily to the upgrade of the NTN network to DITV Network.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's business, results of operation and financial condition would be adversely affected by a number of factors, including the following:

     The Company's Limited Liquidity And Capital Resources May Constrain Its Ability To Operate Its Business. At December 31, 1999, the Company's current assets exceeded its current liabilities by $921,000. As of the date of this Annual Report, the Company believes that its cash on hand, anticipated cash flows from its operations and borrowings under its line of credit will be sufficient to meet immediate operating needs. However, if cash flows are less than anticipated, or if unanticipated expenses arise, the Company will have to obtain additional funding to maintain its current level of operations and business activities, or otherwise curtail business operations.

     The Company will require additional financing to implement its plan of:

     - converting its entire existing customer base to DITV Network;

     - expanding DITV Network; and

     - executing its strategy to promote its newly-branded game portal called "BUZZTIME.com."

     The Company may seek to raise additional funds through public or private financing or other arrangements. There can be no assurance that the Company will be able to raise capital on satisfactory terms. If the Company is unable to raise capital when needed, its business, financial condition and results of operations could be materially adversely affected.

     Any additional equity financing may be dilutive to stockholders.

     The Company Has Experienced Significant Losses And Its Future Profitability Remains Uncertain. The Company has a history of significant losses, including net losses of $2,498,000, $1,793,000 and $12,457,000 for each of the three years ended December 31, 1999, and an accumulated deficit of $63,645,000 as of December 31, 1999. The results of operations during these periods included substantial charges related to the resignation or termination of certain former executive officers, write-downs of assets associated with discontinued business activities and shrinkage and obsolescence of equipment, accruals for litigation settlement costs and other litigation expenses, charges relating to stock-based compensation, charges related to Year 2000 compliance, as well as charges related to the rollout of the new DITV Network and the development of the Company's Internet strategies. The Company expects to incur significant additional charges in the future in connection with the deployment of the Company's Internet strategies. There is no assurance that the Company will ever operate profitably. See "Liquidity and Capital Resources" and "Selected Consolidated Financial Data" for more information regarding the Company's financial condition and need for financing.

     The Company's Prospects For Growth Are Uncertain. DITV Network was launched in April 1999 and is now being deployed to subscriber locations. The Company currently plans to continue operating its original NTN network and DITV Network concurrently until approximately June 2000. Immediate prospects for growth depend, in part, on the successful introduction and implementation of the new DITV Network. There can be no assurance that DITV Network will be favorably received by current subscribers or that it will enable the Company to attract a significant number of new subscribers. There also can be no assurance that the Company can implement and operate DITV Network profitably.

     In December 1999, the Company established a subsidiary, BUZZTIME.com, Inc., a Delaware corporation ("BUZZTIME.com"). The Company expects BUZZTIME.com to function both as a developer and a distributor of game content. As a developer, BUZZTIME.com will continue to augment the Company's expansive interactive game library. As a distributor, BUZZTIME.com intends to broadcast live play-along game shows to a broad array of interactive networks and platforms, including the Internet and online services, interactive television and hand-held devices. In Spring of 2000, the Company expects to launch BUZZTIME.com as a new game web site. The strategy is to develop and take the BUZZTIME.com brand beyond the Internet and online services to multiple consumer interactive platforms. These prospects are subject to risks and uncertainties, including those described in this Annual Report, and there can be no assurance that the Company will be successful in executing its strategy.

     The Company Is Involved In Pending Litigation Proceedings. On June 11, 1997, the Company was named as a defendant in a class action lawsuit filed in the United States District Court for the Southern District of California. The complaint alleged violations of state and federal securities laws based upon purported omissions from the Company's periodic filings with the Securities and Exchange Commission. More particularly, the complaint alleged that the defendant directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from the Company. The plaintiffs further alleged that the defendants made false statements about, and failed to disclose, contingent liabilities and phantom assets in the Company's consolidated financial statements and independent auditor's audit reports. According to the plaintiffs, these alleged misrepresentations and omissions inflated the trading price of the Company's Common Stock.

     In November 1999, the Company reached a tentative settlement agreement with the plaintiffs in the federal lawsuit whereby the Company will pay $3,250,000, subject to final approval by the U.S. District Court. A settlement hearing is scheduled to take place in April 2000 for the purpose of seeking court approval of the proposed settlement and plan of allocation of the settlement funds. Upon approval of the proposed settlement, the court is expected to enter final judgment and dismiss the litigation. However, there can be no assurance that the U.S. District Court will approve the settlement agreement.

     The Company is also involved in two pending lawsuits in Canada involving Interactive Network, Inc. ("IN"), in which the Company and IN have each claimed that the other is unlawfully infringing on its trademarks and certain other proprietary rights. The litigation is at the discovery stage, and accordingly, there can be no assurance as to the probable outcome of the litigation or its potential impact on the Company's business operations in Canada or elsewhere.

     The Company Faces Significant Competition. The entertainment business is highly competitive. The Company competes with other companies for total entertainment dollars in the marketplace. Its network programming competes generally with broadcast television, direct satellite programming, pay-per-view, other content offered on cable television, and other forms of entertainment. Furthermore, certain of its competitors have greater financial and other resources available to them. With the entrance of motion picture, cable and television companies, competition in the interactive entertainment and multimedia industries will likely intensify in the future. In January 1999, The Walt Disney Company introduced interactive programming broadcast in conjunction with live sporting and other events which may compete directly with the Company's programming.

     The Company also competes with other content and services available to consumers through online services. Moreover, the expanded use of online networks and the Internet provide computer users with an increasing number of alternatives to video games and entertainment software. The Company seeks to compete by providing high quality products, thereby establishing a favorable reputation among frequent users. There can be no assurance, however, that it can compete effectively. The entertainment industry is continuing to undergo significant changes, primarily due to technological developments. Due to this rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on the potential revenue from and profitability of the Company's products.

     New Products And Rapid Technological Change May Affect The Company's Operations. The emergence of new entertainment products and technologies, changes in consumer preferences and other factors may limit the life cycle of the Company's technologies and any future products and services it develops. Accordingly, the Company's future performance will depend on its ability to:

     - identify emerging technological trends in its market;

     - identify changing consumer needs, desires or tastes;

     - develop and maintain competitive technology, including new product and service offerings;

     - improve the performance, features and reliability of its products and services, particularly in response to technological changes and competitive offerings; and

     - bring technology to the market quickly at cost-effective prices.

     There can be no assurance that the Company will be successful in developing and marketing new products and services that respond to technological and competitive developments and changing customer needs, or that such products and services will gain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, would have a material adverse effect on the Company's business, financial condition and operating results.

     The Company's Inability To Protect Its Intellectual Property Could Seriously Damage Its Business. The Company relies on a combination of trademarks, copyrights and trade secret laws to protect its proprietary rights in certain of its products. Furthermore, it is the Company's policy that all employees and consultants involved in research and development activities sign nondisclosure agreements. Competitors may, however, misappropriate the Company's technology or independently develop technologies that are as good as or better than those of the Company. Competitors may also challenge or circumvent the Company's proprietary rights. If the Company has to initiate or defend against an infringement claim in the future to protect its proprietary rights, the litigation over such claims could be time-consuming and costly, adversely affecting its financial condition.

     If The Company Cannot Establish Brand Awareness, Its Business May Be Adversely Affected. Enhancing the BUZZTIME.com brand is critical to the Company's ability to expand its user base and revenues. The Company believes that the importance of brand recognition will increase as the number of entertainment web sites grows and has, therefore, launched its "BUZZTIME Everywhere" campaign. In order to attract and retain users and advertisers, the Company intends to increase expenditures for creating and maintaining brand loyalty. There is no assurance that it will be successful in building or maintaining this brand. The Company's success in promoting and enhancing the BUZZTIME.com brand will also depend on its success in providing high quality content, features and functions that are attractive and entertaining to users of online game shows and multi-player games. If advertisers or visitors to the Company's web sites do not perceive its services to be of high quality, the value of the BUZZTIME.com brand could be diminished, and this could adversely affect its business, financial condition and results of operations.

     The Company Has Recently Experienced Equipment Problems. The 49 megahertz Playmaker(R), a hand-held, radio frequency device used to enter choices and selections by players of QB-1(R) and other games and programming broadcast via the original NTN Network is still being used in approximately 40% of the Company's hospitality locations as of March 16, 2000. Customers have experienced certain recurring problems with 49 megahertz Playmakers related to noise sensitivity and performance of the Playmaker's rechargeable batteries. The Company believes these equipment problems have contributed to a high rate of terminations and bad debt experience. To address these problems, the Company introduced a 900 megahertz Playmaker in April 1999. The 900 megahertz Playmaker is manufactured by the manufacturer of the 49 megahertz Playmaker. To date, there have been no significant equipment problems with the 900 megahertz Playmaker. However, there is no assurance that such problems or other problems will not occur in the future.

     The Company Depends On A Single Supplier Of Playmakers. The Company currently purchases the redesigned 900 megahertz Playmaker from a single, unaffiliated Taiwanese manufacturer. Unless and until it succeeds in establishing additional manufacturing relationships, the Company will continue to depend on its current sole source supplier of Playmakers. If the Company loses its supplier, its business will be adversely affected.

     The Company's Games And Game Shows Are Subject To Gaming Regulations. The Company operates online games of skill and chance that are regulated in many jurisdictions and, in some instances, it rewards prizes to the participants. The selection of prize winners is sometimes based on chance, although none of the Company's games requires any form of monetary payment. The laws and regulations that govern these games, however, are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in any of the jurisdictions in which the Company offers its games. If such changes were to happen, the Company may find it necessary to eliminate, modify or cancel certain components of its products that could result in additional development costs and/or the possible loss of revenue.

     If The Company Fails To Manage Its Growth Effectively, It May Lose Business and Experience Reduced Profitability. Continued implementation of the Company's business plan requires an effective planning and management process. The Company's growth has placed, and its anticipated future growth will continue to place, a significant strain on its management systems and resources. If the Company is to grow successfully, it must:

     - improve its operational, administrative and financial systems;

     - expand, train and manage its workforce; and

     - attract and retain qualified management and technical personnel.

     The Company plans to continue adding to its technical and Internet sales and marketing force and its advertising sales department. However, competition for qualified personnel is intense, particularly for employees with technical and Internet sales and marketing expertise. The success of the Company depends on hiring and retaining suitable personnel.

     If Key Personnel Leave The Company, Its Business May Be Adversely Affected. The Company's success greatly depends on the efforts of its executive management, including the Chief Executive Officer, Chief Financial Officer and President of BUZZTIME.com. The Company's ability to operate successfully will depend significantly on the services and contributions of each of these officers. Although the Company entered into an employment agreement with the Chief Executive Officer on October 7, 1998, there can be no assurance that he will continue his employment for any specified period of time. The Company's business and operations may be adversely affected if one or more key executives were to leave.

     The Company's Stock Price Has Been Highly Volatile. The trading price of the Company's Common Stock has been and may continue to be subject to wide fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's stock, regardless of its operating performance.

     Outstanding Options And Warrants May Adversely Affect The Company's Ability To Engage In Certain Transactions And May Have A Dilutive Effect On The Company's Stockholders. At March 1, 2000, there were approximately 7,011,104 shares of Common Stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.5625 to $6.37 per share. At March 1, 2000, there were also outstanding warrants to purchase an aggregate of approximately 3,008,238 shares of Common Stock at current exercise prices ranging from $0.6875 to $6.125 per share. Substantially all of the shares underlying these outstanding warrants are subject to currently effective registration statements covering the resale of the underlying warrant shares by the holders.

     The foregoing options and warrants could adversely affect the Company's ability to obtain future financing or engage in certain mergers or other transactions, since the holders of those options and warrants can be expected to exercise them at a time when the Company would be able to obtain additional capital through a new offering of securities on terms more favorable than those provided by such options and warrants. For the life of such options and warrants, the holders are given the opportunity to profit from a rise in the market price of the Common Stock without assuming the risk of ownership. To the extent the trading price of the Common Stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will also have a dilutive effect on the Company's stockholders, including purchases of the offered shares.

     The Company's Charter Contains Provisions That May Hinder Or Prevent A Change In Control Of The Company. Certain provisions of the Company's Certificate of Incorporation could make it more difficult for a third party to acquire control of the Company, even if such a change in control would benefit its stockholders. For example, the Company's Certificate of Incorporation requires a supermajority vote of at least 80% of the total voting power, voting together as a single class, to amend certain provisions of such document, including those provisions relating to:

     - the number, election and term of directors;

     - the removal and the filling of vacancies of directors; and

     - the supermajority voting requirements of the Certificate of Incorporation.

     These provisions could discourage third parties from taking over control of the Company. Such provisions may also impede a transaction in which stockholders receive a premium over then current market prices and impede stockholders' ability to approve a transaction that they consider in their best interests.

     The Company Does Not Expect To Pay Dividends During The Foreseeable Future. The Company has never declared or paid any cash dividends on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business. The Company's outstanding revolving line of credit prohibits it from paying cash dividends without obtaining prior approval from the lender.

     If The Shares Of The Company's Common Stock Eligible For Future Sales Are Sold, The Market Price Of Its Common Stock May Be Adversely Affected. Future sales of substantial amounts of the Company's Common Stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of March 1, 2000, there were approximately 7,011,104 shares of Common Stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.5625 to $6.50 per share. As of March 1, 2000, there were also outstanding warrants to purchase an aggregate of approximately 3,008,238 shares of Common Stock at exercise prices ranging from $0.6875 to $6.125 per share.

RISKS ASSOCIATED WITH THE INTERNET

     One of the Company's principal business objectives is to increase its direct contact with consumers. To that end, the Company maintains a web site on the Internet (the "NTN Web Site") and is currently constructing a web site for BUZZTIME on the Internet (the "BUZZTIME Web Site", together with NTN Web Site, the "Web Sites"). The Company will face the risks described below in operating the Web Sites on the Internet.

     The Company Faces Significant Internet Competition. The Internet market is new, rapidly evolving and intensely competitive. The Company expects this competition to intensify in the future due in part to the minimal barriers to entry and the relatively low cost to launch a new web site. The Company will compete with a variety of other entertainment and multimedia companies on the Internet. Some of these competitors can devote substantial resources to Internet commerce in the near future. The Web Sites will also compete with traditional providers of entertainment and multimedia content and services.

     The Company believes that the principal competitive factors it will face in providing entertainment and multimedia content and services through the Web Sites are brand recognition, selection, availability, price, effectiveness of advertising, customer service, technical expertise, convenience, accessibility, quality of search tools and quality of editorial and other site content. Many of the Company's current and potential competitors have large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, some competitors may be able to obtain services from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to web site and systems development than the Company. There can be no assurance that the Web Sites will be able to compete successfully against current or future competitors.

     The Company Faces Rapid Technological Change. The technology used in the Internet commerce industry changes rapidly. This rapid change results in the availability of many new products and services, new industry standards, and frequent changes in user and customer requirements and preferences. The success of the Web Sites will depend, in part, on the Company's ability to do the following:

     - license leading technologies useful in the Internet services business;

     - enhance the Web Sites' existing services;

     - develop new services and technologies that address the increasingly sophisticated and varied needs of its customers; and

     - respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     There can be no assurance that the Company will successfully use new technologies effectively or adapt the Web Sites to customer requirements or emerging industry standards.

     The Company Depends On Continued Growth Of The Internet. The Company's future success depends on the increased use of the Internet. There can be no assurance that the market for Internet services will continue to grow or become sustainable. The Internet may not continue as a viable commercial marketplace because of many factors, including:

     - inadequate development of the necessary infrastructure;

     - lack of development of complementary products such as high speed modems and high speed communication lines; and

     - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity.

     If the Internet and other online services continue to experience significant growth in the number of users, the frequency of use or bandwidth requirements, the infrastructure for the Internet could be affected by capacity constraints. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of service activity. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and could adversely affect usage of the Internet. The Company's business, prospects, financial condition and results of operations could be materially adversely affected if use of the Internet does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur, or if the Internet does not become a viable commercial marketplace.

     The Company Will Only Be Able To Execute Its Business Plan If It Is Successful In Achieving Its Advertising Revenue Goals. Consumer usage of the Internet is relatively new, and the success of the Internet as an advertising medium will depend on its widespread adoption. The Company's business would be materially adversely affected if the Internet advertising market develops more slowly than it expects, or if the Company is unsuccessful in achieving its advertising revenue goals. The Company expects that revenues from Internet advertising will make up a significant amount of its revenues in the future. The adoption of Internet advertising, particularly by those entities that have historically relied on traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied on other advertising media may be reluctant to advertise on the Internet. These businesses may find Internet advertising to be less effective than traditional advertising media for promoting their products and services. Many potential advertising and electronic commerce partners have little or no experience using the Internet for advertising purposes. Consequently, they may allocate only limited portions of their advertising budgets to the Internet.

     The Company May Be Liable For The Content It Makes Available On The Internet. The Company makes content available on the Web Sites and on the web sites of its advertisers and distribution partners. The availability of this content could result in claims against the Company based on a variety of theories, including defamation, obscenity, negligence, or copyright or trademark infringement. The Company could also be exposed to liability for third-party content accessed through the links from the Web Sites to other web sites. The Company may incur costs to defend itself against even baseless claims, and its financial condition could be materially adversely affected if it is found liable for information that it makes available. Implementing measures to reduce the Company's exposure to this liability may require it to spend substantial resources and may limit the attractiveness of its services to users.

     The Company May Lose Visitors To The Web Sites If Its Online Security Measures Fail. Secure transmission of confidential information over public networks is a significant barrier to Internet commerce. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise the security measures the Company employs to protect customer transaction data. In addition, concerns over the security of transactions conducted on the Internet and the privacy of users in general may inhibit the growth of Internet commerce. To the extent that the Company's activities or the activities of third-party contractors involve the storage and transmission of proprietary information, security breaches could damage the Company's reputation and expose it to a risk of loss or litigation and possible liability. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate security-related problems, and there can be no assurance that its security measures will prevent security breaches. Any compromise of the Company's security systems could have a material adverse effect on its reputation, business, prospects, financial condition and results of operations.

     The Company's Business May Suffer If It Has Difficulty Retaining Users On The Web Sites. The Company's business and financial results depend on its ability to retain users on the Web Sites. In any particular month, many of the visitors to the Web Sites are not registered users, and many registered users do not visit the Web Sites. The Company believes that intense competition has caused, and will continue to cause, some of its registered users to seek online entertainment on other web sites and spend less time on the Web Sites. It is relatively easy for Internet users to go to competing sites, and the Company cannot be certain that any steps it takes will maintain or improve its retention of users. In addition, some new users may decide to visit the Web Sites out of curiosity regarding the Internet and may later discontinue using Internet entertainment services. If the Company is unable to retain its user base, its business and financial results may suffer.

     Laws Restricting the Internet Could Adversely Affect The Company's Business. Federal, state and foreign governmental organizations are currently considering many legislative and regulatory proposals. If a government authority were to adopt laws or regulations that cover Internet-related issues such as user privacy, pricing and characteristics and quality of products and services provided, the growth of the Internet could be adversely affected. This could lead to a decrease in demand for services offered over the Internet, including those that the Web Sites offer, and could increase the cost of doing business on the Internet. In addition, the Company does not know how existing laws governing issues such as property ownership, copyright, trade secret, libel and personal privacy will be applied to the rapidly changing Internet. The Company's business could be materially adversely affected by any new legislation or regulation or by the application or interpretation of existing laws to the Internet.

                                    PART IV

     The Registrant hereby amends and restates Item 14 of its Annual Report on Form 10-K for the fiscal year ending December 31, 1999 to read in its entirety as follows:

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

          1. Consolidated Financial Statements and Schedule. The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements and schedule" on page F-1.

     2. Exhibits. The following exhibits are filed as a part of this report:

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company, as amended.(7)
          3.2            -- Certificate of Designations, Rights and Preferences of
                            Series B Convertible Preferred Stock.(12)
          3.3            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company, dated March 22, 2000.(1)
          3.4            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company, dated March 24, 2000.(1)
          3.5            -- By-laws of the Company.(2)
         10.1            -- License Agreement with NTN Canada.(3)
         10.2            -- National Football League License Agreement.(3)
         10.3            -- Lease of Office with The Campus L.L.C.(4)
         10.4*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Patrick J.
                            Downs.(5)
         10.5*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Daniel C.
                            Downs.(5)
         10.6*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Ronald E.
                            Hogan.(5)
         10.7*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Gerald P.
                            McLaughlin.(5)
         10.8*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Michael J.
                            Downs.(5)
         10.9*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Robert
                            Klosterman.(5)
         10.10*          -- Letter agreement, dated March 4, 1997, between NTN and
                            Alan Magerman.(5)
         10.11*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Patrick J. Downs.(5)
         10.12*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Daniel C. Downs.(5)
         10.13*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Ronald E. Hogan.(5)
         10.14*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Gerald P.
                            McLaughlin.(5)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.15*          -- Consulting Agreement, dated as of March 14, 1997, between
                            NTN Communications Inc. and Donald Klosterman.(5)
         10.16*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Patrick J Downs.(5)
         10.17*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Daniel C. Downs.(5)
         10.18*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Ronald E. Hogan.(5)
         10.19*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Gerald P. McLaughlin.(5)
         10.20*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Michael J. Downs.(5)
         10.21*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Robert Klosterman.(5)
         10.22*          -- Special Stock Option dated August 18, 1996 between NTN
                            Communications, Inc. and Gerald Sokol, Jr.(5)
         10.23*          -- Special Stock Option dated August 25, 1996 between NTN
                            Communications, Inc. and Robert Bennett.(5)
         10.24*          -- Special Stock Option dated August 30, 1996 between NTN
                            Communications, Inc. and Edward C. Frazier.(5)
         10.25*          -- Amendment to Nonqualified Stock Option Agreement, dated as of April 14, 1997, between NTN Communications, Inc.
                            and Edward C. Frazier.(6)
         10.26           -- Warrant Agreement, dated as of February 18, 1998 between
                            NTN Communications, Inc. and American Stock Transfer and
                            Trust Company, as warrant agent, including a form of
                            warrant certificate.(7)
         10.27*          -- Performance Incentive Stock Option Agreement dated
                            November 4, 1996 by and between NTN Communications, Inc.
                            and Gerald Sokol, Jr.(7)
         10.28*          -- Nonqualified Stock Option Agreement dated May 14, 1997 by and between NTN Communications, Inc. and Gerald Sokol,
                            Jr.(7)
         10.29*          -- Modification to Resignation Agreement, dated as of March
                            9, 1998 by and between NTN Communications, Inc. and
                            Daniel C. Downs.(7)
         10.30*          -- Modification to Resignation Agreement, dated as of March
                            9, 1998 by and between NTN Communications, Inc. and
                            Patrick J. Downs.(7)
         10.31*          -- Modification to Resignation Agreement, dated as of March
                            20, 1998 by and between NTN Communications, Inc. and
                            Ronald E. Hogan.(7)
         10.32*          -- Employment Agreement, dated July 1, 1998, by and between
                            NTN Communications, Inc. and Gerald Sokol, Jr.(8)
         10.33*          -- Employment Agreement, dated October 7, 1998, by and
                            between NTN Communications, Inc. and Stanley B.
                            Kinsey.(9)
         10.34*          -- Stock Option Agreement, dated October 7, 1998, by and
                            between NTN Communications, Inc. and Stanley B.
                            Kinsey.(9)
         10.35*          -- Resignation and Release Agreement, dated February 18,
                            1999, by and between NTN Communications, Inc. and Gerald
                            Sokol, Jr.(9)
         10.36           -- Exchange Agreement, dated October 5, 1998, by and between
                            NTN Communications, Inc. and the Buyers as defined).(7)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.37           -- Loan and Security Agreement, dated August 6, 1999, by and between NTN Communications, Inc. and Coast Business
                            Credit, a division of Southern Pacific Bank.(10)
         10.38           -- Settlement Agreement, dated November 1, 1999, by and
                            between the Business Software Alliance and NTN
                            Communications, Inc.(10)
         10.39*          -- Stock Option Agreement, dated October 7, 1999, by and
                            between NTN Communications, Inc. and Stanley B.
                            Kinsey.(11)
         10.40*          -- 1985 Incentive Stock Option Plan, as amended.(2)
         23.00           -- Consent of KPMG LLP.(11)
         27.00           -- Financial Data Schedule.(11)

---------------

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

(11) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's report on Form 8-K dated November 7, 1997 and incorporated by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NTN COMMUNICATIONS, INC.

                                            By:       /s/ KENDRA BERGER
                                              ----------------------------------
                                                   Chief Financial Officer

Dated: April 5, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ STANLEY B. KINSEY                  Chief Executive Officer and      April 5, 2000
-----------------------------------------------------    Chairman of the Board
                  Stanley B. Kinsey

                 /s/ BARRY BERGSMAN                    Director                         April 5, 2000
-----------------------------------------------------
                   Barry Bergsman

                /s/ ROBERT M. BENNETT                  Director                         April 5, 2000
-----------------------------------------------------
                  Robert M. Bennett

              /s/ DONALD C. KLOSTERMAN                 Director                         April 5, 2000
-----------------------------------------------------
                Donald C. Klosterman

               /s/ ESTHER L. RODRIGUEZ                 Director                         April 5, 2000
-----------------------------------------------------
                 Esther L. Rodriguez

                   /s/ GARY ARLEN                      Director                         April 5, 2000
-----------------------------------------------------
                     Gary Arlen

               /s/ VINCENT A. CARRINO                  Director                         April 5, 2000
-----------------------------------------------------
                 Vincent A. Carrino

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company, as amended.(7)
          3.2            -- Certificate of Designations, Rights and Preferences of
                            Series B Convertible Preferred Stock.(12)
          3.3            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company, dated March 22, 2000.(1)
          3.4            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company, dated March 24, 2000.(1)
          3.5            -- By-laws of the Company.(2)
         10.1            -- License Agreement with NTN Canada.(3)
         10.2            -- National Football League License Agreement.(3)
         10.3            -- Lease of Office with The Campus L.L.C.(4)
         10.4*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Patrick J.
                            Downs.(5)
         10.5*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Daniel C.
                            Downs.(5)
         10.6*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Ronald E.
                            Hogan.(5)
         10.7*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Gerald P.
                            McLaughlin.(5)
         10.8*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Michael J.
                            Downs.(5)
         10.9*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Robert
                            Klosterman.(5)
         10.10*          -- Letter agreement, dated March 4, 1997, between NTN and
                            Alan Magerman.(5)
         10.11*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Patrick J. Downs.(5)
         10.12*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Daniel C. Downs.(5)
         10.13*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Ronald E. Hogan.(5)
         10.14*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Gerald P.
                            McLaughlin.(5)
         10.15*          -- Consulting Agreement, dated as of March 14, 1997, between
                            NTN Communications Inc. and Donald Klosterman.(5)
         10.16*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Patrick J Downs.(5)
         10.17*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Daniel C. Downs.(5)
         10.18*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Ronald E. Hogan.(5)
         10.19*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Gerald P. McLaughlin.(5)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.20*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Michael J. Downs.(5)
         10.21*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Robert Klosterman.(5)
         10.22*          -- Special Stock Option dated August 18, 1996 between NTN
                            Communications, Inc. and Gerald Sokol, Jr.(5)
         10.23*          -- Special Stock Option dated August 25, 1996 between NTN
                            Communications, Inc. and Robert Bennett.(5)
         10.24*          -- Special Stock Option dated August 30, 1996 between NTN
                            Communications, Inc. and Edward C. Frazier.(5)
         10.25*          -- Amendment to Nonqualified Stock Option Agreement, dated as of April 14, 1997, between NTN Communications, Inc.
                            and Edward C. Frazier.(6)
         10.26           -- Warrant Agreement, dated as of February 18, 1998 between
                            NTN Communications, Inc. and American Stock Transfer and
                            Trust Company, as warrant agent, including a form of
                            warrant certificate.(7)
         10.27*          -- Performance Incentive Stock Option Agreement dated
                            November 4, 1996 by and between NTN Communications, Inc.
                            and Gerald Sokol, Jr.(7)
         10.28*          -- Nonqualified Stock Option Agreement dated May 14, 1997 by and between NTN Communications, Inc. and Gerald Sokol,
                            Jr.(7)
         10.29*          -- Modification to Resignation Agreement, dated as of March
                            9, 1998 by and between NTN Communications, Inc. and
                            Daniel C. Downs.(7)
         10.30*          -- Modification to Resignation Agreement, dated as of March
                            9, 1998 by and between NTN Communications, Inc. and
                            Patrick J. Downs.(7)
         10.31*          -- Modification to Resignation Agreement, dated as of March
                            20, 1998 by and between NTN Communications, Inc. and
                            Ronald E. Hogan.(7)
         10.32*          -- Employment Agreement, dated July 1, 1998, by and between
                            NTN Communications, Inc. and Gerald Sokol, Jr.(8)
         10.33*          -- Employment Agreement, dated October 7, 1998, by and
                            between NTN Communications, Inc. and Stanley B.
                            Kinsey.(9)
         10.34*          -- Stock Option Agreement, dated October 7, 1998, by and
                            between NTN Communications, Inc. and Stanley B.
                            Kinsey.(9)
         10.35*          -- Resignation and Release Agreement, dated February 18,
                            1999, by and between NTN Communications, Inc. and Gerald
                            Sokol, Jr.(9)
         10.36           -- Exchange Agreement, dated October 5, 1998, by and between
                            NTN Communications, Inc. and the Buyers as defined).(7)
         10.37           -- Loan and Security Agreement, dated August 6, 1999, by and between NTN Communications, Inc. and Coast Business
                            Credit, a division of Southern Pacific Bank.(10)
         10.38           -- Settlement Agreement, dated November 1, 1999, by and
                            between the Business Software Alliance and NTN
                            Communications, Inc.(10)
         10.39*          -- Stock Option Agreement, dated October 7, 1999, by and
                            between NTN Communications, Inc. and Stanley B.
                            Kinsey.(11)
         10.40*          -- 1985 Incentive Stock Option Plan, as amended.(2)
         23.00           -- Consent of KPMG LLP.(11)
         27.00           -- Financial Data Schedule.(11)

---------------

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

(11) Previously filed as an exhibit to the Company's report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's report on Form 8-K dated November 7, 1997 and incorporated by reference.