Form 10-Q
period 2000-03-31
NTN COMMUNICATIONS INC
filed 2000-05-11
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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

     YES [X]  NO [ ]

     At May 3, 2000 the registrant had 33,532,000 shares of common stock, $.005 par value, outstanding.

                          PART I--FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets



                                                                            March 31,
                                                                              2000          December 31,
                              Assets                                       (Unaudited)         1999
                                                                          -------------    -------------
Current Assets:
    Cash and cash equivalents                                             $     463,000    $   1,044,000
    Restricted cash                                                             102,000          239,000
    Accounts receivable, net                                                  1,788,000        2,541,000
    Investment available for sale                                             1,017,000          937,000
    Deposits on broadcast equipment                                             811,000          611,000
    Prepaid expenses and other current assets                                 1,051,000        1,015,000
                                                                          -------------    -------------
                 Total current assets                                         5,232,000        6,387,000

Broadcast equipment and fixed assets, net                                    12,297,000       10,470,000
Software development costs, net                                                  71,000          138,000
Other assets                                                                    255,000          292,000
                                                                          -------------    -------------
                 Total assets                                             $  17,855,000    $  17,287,000
                                                                          =============    =============


               Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable                                                      $   1,525,000    $   1,421,000
    Accrued expenses                                                          1,783,000        1,498,000
    Accrual for litigation costs                                                226,000          334,000
    Accrual for management severance                                            471,000          598,000
    Obligations under capital leases                                            827,000          740,000
    Deferred revenue                                                            787,000          796,000
    Note payable                                                                 79,000           79,000
                                                                          -------------    -------------
                 Total current liabilities                                    5,698,000        5,466,000

Obligations under capital leases                                                408,000          475,000
Accrual for settlement warrants                                                      --        1,793,000
Revolving line of credit                                                      3,700,000        2,486,000
7% senior convertible notes                                                   4,558,000        4,705,000
Other long-term liabilities                                                      91,000          141,000
                                                                          -------------    -------------
                 Total liabilities                                           14,455,000       15,066,000
                                                                          -------------    -------------

Shareholders' equity:
    Series A 10% cumulative convertible preferred stock, $.005 par value, 5,000,000 shares authorized; 161,000 shares issued
       and outstanding at March 31, 2000 and December 31, 1999                    1,000            1,000
    Common stock, $.005 par value, 70,000,000 shares authorized;
       31,515,000 and 29,914,000 shares issued and outstanding
       at March 31, 2000 and December 31, 1999, respectively                    157,000          149,000
    Additional paid-in capital                                               67,516,000       66,548,000
    Accumulated deficit                                                     (63,839,000)     (63,645,000)
    Accumulated other comprehensive gain (loss)                                  37,000         (360,000)
    Treasury stock, at cost, 111,000  shares at March 31, 2000
       and December 31, 1999                                                   (472,000)        (472,000)
                                                                          -------------    -------------
                 Total shareholders' equity                                   3,400,000        2,221,000

                                                                          -------------    -------------
                 Total liabilities and shareholders' equity               $  17,855,000    $  17,287,000
                                                                          =============    =============


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                                     Three Months Ended
                                                               ------------------------------
                                                                March 31,         March 31,
                                                                   2000             1999
                                                               -------------    -------------
Revenues:
    Hospitality revenues                                       $   5,765,000    $   5,227,000
    Internet revenues                                                 82,000          110,000
    America Online fees                                                   --          180,000
    Other revenues                                                    16,000          170,000
                                                               -------------    -------------

          Total revenues                                           5,863,000        5,687,000
                                                               -------------    -------------

Operating expenses:
    Direct operating costs                                         1,516,000        1,145,000
    Selling, general and administrative                            3,352,000        2,665,000
    Litigation, legal and professional fees                       (1,074,000)         242,000
    Equipment lease expense                                               --          234,000
    Stock-based compensation expense                                 194,000           39,000
    Depreciation and amortization                                  1,930,000        1,697,000
    Bad debt expense                                                 375,000          193,000
    Research and development                                         147,000          135,000
                                                               -------------    -------------

          Total operating expenses                                 6,440,000        6,350,000
                                                               -------------    -------------

Operating loss                                                      (577,000)        (663,000)
                                                               -------------    -------------

Other income (expense):
    Interest income (expense), net                                   237,000         (159,000)
    Other                                                            146,000          (10,000)
                                                               -------------    -------------

          Total other income (expense)                               383,000         (169,000)
                                                               -------------    -------------

Income (loss) before income taxes                                   (194,000)        (832,000)

Provision for income taxes                                                --               --
                                                               -------------    -------------

          Net income (loss)                                    $    (194,000)   $    (832,000)
                                                               =============    =============



Net income (loss) per common share - basic and diluted         $       (0.01)   $       (0.03)
                                                               =============    =============

Weighted average shares outstanding - basic and diluted           30,500,000       27,875,000
                                                               =============    =============


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)



                                                                              Three Months Ended
                                                                          --------------------------
                                                                           March 31       March 31
                                                                             2000           1999
                                                                          -----------    -----------
Cash flows provided by (used in) operating activities:
    Net Income (loss)                                                     $  (194,000)   $  (832,000)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
          Depreciation and amortization                                     1,930,000      1,697,000
          Provision for doubtful accounts                                     375,000        193,000
          Non-cash compensation charges                                       194,000         39,000
          Expiration of Settlement Warrant obligation                      (1,793,000)            --
          Accreted interest expense                                            94,000        142,000
          Amortization of deferred revenue                                         --        (51,000)
          Gain on sale of investment available for sale                       (77,000)            --
          Changes in assets and liabilities:
            Restricted cash                                                   137,000             --
            Accounts receivable                                               410,000       (492,000)
            Deposits on broadcast equipment                                  (200,000)            --
            Prepaid expenses and other assets                                (200,000)        87,000
            Accounts payable and accrued expenses                             367,000       (692,000)
            Deferred revenue                                                   (9,000)       221,000
            Management severance and other long-term liabilities             (165,000)      (385,000)
                                                                          -----------    -----------

               Net cash provided by (used in) operating activities            869,000        (73,000)
                                                                          -----------    -----------


Cash flows provided by (used in) investing activities:
    Capital expenditures                                                   (3,389,000)      (875,000)
    Notes receivable                                                          138,000         19,000
    Proceeds from sale of investments available for sale                      362,000             --
                                                                          -----------    -----------

               Net cash provided by (used in) investing activities         (2,889,000)      (856,000)
                                                                          -----------    -----------


Cash flows provided by (used in) financing activities:
    Principal payments on capital leases                                     (218,000)      (123,000)
    Borrowings from revolving line of credit                                8,608,000             --
    Principal payments on revolving line of credit                         (7,394,000)            --
    Principal payments on notes payable                                       (50,000)            --
    Exercise of stock options and warrants                                    493,000        150,000
                                                                          -----------    -----------

               Net cash provided by (used in) financing activities          1,439,000         27,000
                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents                         (581,000)      (902,000)
                                                                          -----------    -----------

Cash and cash equivalents at beginning of period                            1,044,000      4,560,000

                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $   463,000    $ 3,658,000
                                                                          ===========    ===========



      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)



                                                                                  Three Months Ended
                                                                          ---------------------------------
                                                                              March 31         March 31
                                                                               2000              1999
                                                                          ---------------   ---------------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
          Interest                                                        $       152,000   $        26,000
                                                                          ===============   ===============

          Income taxes                                                    $            --   $            --
                                                                          ===============   ===============


Supplemental disclosure of non-cash investing and
  financing activities:
       Issuance of common stock in payment of interest                    $        86,000   $            --
                                                                          ===============   ===============

       Equipment acquired under capital leases                            $       238,000   $       332,000
                                                                          ===============   ===============

       Exchange of preferred stock for convertible notes and warrants     $            --   $     5,913,000
                                                                          ===============   ===============

       Unrealized holding gain on investments                             $       397,000   $            --
                                                                          ===============   ===============

       Exchange of convertible notes to common stock                      $       202,000   $            --
                                                                          ===============   ===============


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and subsidiaries (collectively "the Company") and the results of their operations and their cash flows for the interim periods presented. Management has elected to omit substantially all notes to the Company's consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. Results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ended December 31, 2000.

    The consolidated financial statements for the three months ended March 31, 2000 and 1999 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K filed for the year ended December 31, 1999.

    Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

2.  EARNINGS (LOSS) PER SHARE

    Options, warrants, convertible preferred stock and convertible notes representing approximately 14,632,000 and 11,628,000 potentially dilutive common shares have been excluded from the computations of net income (loss) per share for the three months ended March 31, 2000 and March 31, 1999, respectively, as their effect was anti-dilutive.

3.  SEGMENT INFORMATION

    The Company develops, produces and distributes interactive entertainment. The Company's reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network and BUZZTIME.com divisions. Hospitality revenue is generated primarily from broadcasting content to customer locations through an interactive television network. Hospitality revenues comprise 98% of the Company's total revenue. Revenue from BUZZTIME.com is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games, as well as revenue related to advertising and production services for third parties. The following tables set forth certain information regarding the Company's segments and other operations:


                                    Three Months Ended
                                --------------------------
                                 March 31,      March 31,
                                   2000           1999
                                -----------    -----------
Revenues
          NTN Network           $ 5,771,000    $ 5,282,000
          BUZZTIME.com               82,000        290,000
          Corporate                  10,000         21,000
          Other                          --         94,000
                                -----------    -----------

          Total Revenue         $ 5,863,000    $ 5,687,000
                                ===========    ===========

Operating income (loss)
          NTN Network           $   565,000    $ 1,369,000
          BUZZTIME.com             (848,000)      (544,000)
          Corporate                (294,000)    (1,469,000)
          Other                          --        (19,000)
                                -----------    -----------

          Operating loss        $  (577,000)   $  (663,000)
                                ===========    ===========

4.  SETTLEMENT WARRANTS

    The results for the three months ended March 31, 2000 include a reversal of an accrued liability of approximately $1,793,000 for a potential redemption obligation, relating to Settlement Warrants, which expired in February 2000. The Settlement Warrants entitle the holder of a Settlement Warrant to purchase a share of Common Stock at a price of $0.96 during the period ending February 18, 2001. During the period from February 18, 2000 to February 18, 2001, the holders of the Settlement Warrants were to have the right to cause the Company to redeem the Settlement Warrants for a redemption price of $3.25 per Warrant (the "Put Right"); however, this Put Right expired by its terms on February 17, 2000 when the closing price per share of the Company's Common Stock on the American Stock Exchange reached $4.22 or above for the seventh trading day since the Settlement Warrants were issued. The Company has no further obligation to redeem or repurchase the Settlement Warrants.

5.  SUBSEQUENT EVENTS

    The Company raised gross proceeds of $6,000,000 in April 2000 through the underwritten sale of 2,000,000 shares of Common Stock pursuant to the Company's existing shelf registration. The net proceeds from the sale, which totaled approximately $5,185,000, will be used primarily for working capital and general corporate purposes relating to the Company's launch of its new game portal, BUZZTIME.com and ongoing conversion of the NTN Network's hospitality locations to the Company's new DITV technology.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

    This Quarterly Report contains forward looking statements regarding use of the proceeds from the recent sale of common stock and other matters, which are subject to risks and uncertainties, including cash needs and other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Report on Form 10-K for the fiscal year ended December 31, 1999, as amended by Form 10-K/A, which risk factors are incorporated herein by reference.

GENERAL

    NTN Communications, Inc. ("NTN" or the "Company"), develops, produces and distributes interactive entertainment and owns and operates what it believes to be the largest "out-of-home" interactive consumer marketing television network in the United States. NTN operates its businesses principally through two operating divisions:

BUZZTIME.com, Inc.(TM) ("BUZZTIME") and The NTN Network(R).

    BUZZTIME, NTN's wholly-owned subsidiary formed in December 1999, owns the exclusive rights to two separate sets of game content. First, BUZZTIME owns the largest known digital trivia game show library, encompassing content from widely diverse areas of knowledge. Second, BUZZTIME owns the rights to eight unique "TV Play-along" sports games, played in conjunction with live televised sports programming. This is accomplished through NTN's interactive broadcast studio that enables the Company to turn televised sports or other televised events into a live interactive game.

    The NTN Network is North America's largest "out-of-home" interactive television network. The unique private network, distributed by Internet-enhanced technology, broadcasts a variety of multi-player sports and trivia games 365 days a year to hospitality venues such as restaurants, sports bars, hotels, clubs and military bases totaling approximately 3,300 locations in North America ("Locations") as of May 1, 2000. A unique feature of NTN Network's interactive programming is that all players compete in real-time within each Location and are ranked at the end of each game against players in all Locations throughout North America. This enables each Location to create on-premises promotions to increase patron loyalty as well as allowing NTN to capture national sponsors who want to use the competitions as a promotional tool.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

    Operations for the three months ended March 31, 2000 resulted in a net loss of $194,000. The results for the first quarter of 2000 included a one-time expense reduction of approximately $1,793,000 related to the reversal of an accrued liability for Settlement Warrants. Excluding the one-time expense reduction, the Company's net loss for the three months ended March 31, 2000 was $1,987,000 compared to a net loss of $832,000 for the three months ended March 31, 1999.

    Total revenues increased 3% to $5,863,000 for the three months ended March 31, 2000 from $5,687,000 for the three months ended March 31, 1999. This increase is due to an increase in hospitality revenues, which was partially offset by decreases in Internet revenues, America Online fees and other revenues as the Company winds down such relationships in preparation for its launch of BUZZTIME.com.

    Hospitality revenues increased 10% to $5,765,000 for the three months ended March 31, 2000 from $5,227,000 for the three months ended March 31, 1999. This increase is primarily due to an increase in rates charged for the setup, installation and training for the DITV network as compared to the original network. During the three months ended March 31, 2000, approximately 375 DITV systems were installed. Advertising revenue for hospitality also increased to $399,000 for the three months ended March 31, 2000 from $83,000 for the three months ended March 31, 1999 due to new advertising contracts that did not exist for the three months ended March 31, 1999.

    Internet revenues decreased 25% to $82,000 for the three months ended March 31, 2000 from $110,000 for the three months ended March 31, 1999. The decrease was largely due to the expiration of the Company's contract with GTE Mainstreet, which occurred in February 2000.

    America Online ("AOL") fees were zero for the three months ended March 31, 2000, compared to $180,000 for the three months ended March 31, 1999. The Company's contract with AOL expired on December 1, 1999, at which time a new contract was signed. Under the terms of the new nonexclusive contract the Company will have access to AOL's 21 million subscribers allowing promotion of the BUZZTIME.com website on each of thirteen AOL channels. The Company will receive extensive promotional branding and revenue opportunities, however, it will receive little or no revenue directly from AOL.

    Other revenues decreased 91% to $16,000 for the three months ended March 31, 2000 from $170,000 for the three months ended March 31, 1999. Included in other revenue for the three months ended March 31, 1999 was approximately $94,000 of revenue from IWN, Inc. and approximately $51,000 of deferred revenue from equipment sales. No revenue was recorded for IWN or equipment sales for the three months ended March 31, 2000.

    Direct operating costs increased 32% to $1,516,000 for the three months ended March 31, 2000 from $1,145,000 for the three months ended March 31, 1999. This increase was due primarily to increased ISP charges of $314,000 due to additional services needed to support the DITV network for the three months ended March 31, 2000, and to a lesser extent, to expenses of approximately $114,000 associated with an increase in the number of sites installed, increased freight expenses associated with shipping equipment to the sites and an increase in the number of sales commissions paid in connection with the roll out of the DITV network for the three months ended March 31, 2000. Advertising commissions also increased by approximately $116,000 directly related to the increase in hospitality advertising revenue. These increases were partially offset by a decrease of approximately $130,000 for technical site service costs which can be attributed to new equipment at the sites for the DITV network which have required less servicing than the 49 MHz network equipment. The Company expects direct operating costs to continue to increase as sites are converted to the DITV network and for ongoing ISP charges compared to prior periods. The conversion is expected to be complete in the fall of 2000.

    Selling, general and administrative expenses increased 26% to $3,352,000 for the three months ended March 31, 2000 from $2,665,000 for the three months ended March 31, 1999. Salaries and related payroll taxes, benefits and recruiting fees increased approximately $653,000 for the three months ended March 31, 2000 due to an increase in the number of employees as compared to the three months ended March 31, 1999. Consulting expenses increased approximately $108,000 related to the launch of the Internet website and investor relations for the three months ended March 31, 2000.

    Bad debt expense increased 94% to $375,000 for the three months ended March 31, 2000 from $193,000 for the three months ended March 31, 1999. This increase is directly related to continuing evaluation of the uncollectible accounts.

    The Company reduced litigation, legal and professional fee expenses by approximately $1,252,000 and reversed the previously recorded interest expense by approximately $541,000 during the three months ended March 31, 2000, due to a one-time expense reduction of approximately $1,793,000 related to the reversal of an accrued liability for Settlement Warrants. Excluding the one-time expense reduction, professional fees decreased to $178,000 for the three months ended March 31, 2000 from $242,000 for the three months ended March 31, 1999.

    Equipment leases decreased for the three months ended March 31, 2000 by $234,000 due to the payoff of such leases during 1999.

    Stock-based compensation expense increased to $194,000 for the three months ended March 31, 2000 from $39,000 for the three months ended March 31, 1999. The charges resulted from the issuance of warrants and options to employees and non-employees, which can vary from period-to-period.

    Research and development expenses were $147,000 for the three months ended March 31, 2000, compared to $135,000 for the three months ended March 31, 1999. The current period expenses result from the Company's research and development efforts related to the next generation of the DITV network, Internet stations and future Internet web sites. For the three-month period ended March 31, 1999, the Company's research and development efforts focused primarily on the upgrade of the NTN network.

     Interest income (expense), net, includes a one-time expense reduction of approximately $541,000 from the reversal of the Settlement Warrant liability for the three months ended March 31, 2000. Excluding the one-time expense reduction, interest income (expense), net, increased to $304,000 for the three months ended March 31, 2000 from $159,000 for the three months ended March 31, 1999. This increase in interest expense relates to the Company's revolving line of credit, other notes payable and additional capital leases for equipment acquisitions which did not exist in the first quarter of 1999.

    Other income (expense) increased to $146,000 for the three months ended March 31, 2000 from ($10,000) for the three months ended March 31, 1999. Other income includes gains on sales of investments held for sale and equipment.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company had cash and cash equivalents of $463,000 and a working capital deficit of $466,000, compared to cash and cash equivalents of $1,044,000 and working capital of $921,000 at December 31, 1999. Net cash provided by operations was $869,000 for the three months ended March 31, 2000 and net cash used by operations was $73,000 for the three months ended March 31, 1999. The principal uses of cash from operations for the three months ended March 31, 2000 were to fund the Company's net loss, to fund deposits on broadcast equipment and capital software and for severance payments made by the Company in compliance with management resignation agreements with former officers totaling $165,000. Depreciation, amortization and other non-cash charges offset the uses. Net cash used in investing activities was $2,889,000 for the three months ended March 31, 2000 and $856,000 for the three months ended March 31, 1999. Included in net cash used in investing activities for the three months ended March 31, 2000 were $3,389,000 in capital expenditures offset by proceeds from the sale of investments available for sale of $362,000 and notes receivable of $138,000 for the three months ended March 31, 2000. Net cash provided by financing activities was $1,439,000 for the three months ended March 31, 2000 and $27,000 for the three months ended March 31,1999. Net cash provided by financing activities for the three months ended March 31, 2000 included $1,214,000 of proceeds from the revolving line of credit, net of principal payments, and $493,000 of proceeds from the exercise of stock options and warrants offset by $218,000 of principal payments on capital leases.

     The Company raised gross proceeds of $6,000,000 in April 2000 through the underwritten sale of 2,000,000 shares of Common Stock pursuant to the Company's existing shelf registration. The net proceeds from the sale, which totaled approximately $5,185,000, will be used primarily for working capital and general corporate purposes relating to the Company's launch of its new game portal, BUZZTIME.com and ongoing conversion of the NTN Network's hospitality locations to the Company's new DITV technology. The Company has approximately $14,000,000 remaining under its existing shelf registration for future liquidity needs. Depending on market conditions, NTN may attempt to raise capital during the second half of the year for, among other uses, further development and marketing of its game portal, BUZZTIME.com, and further expansion and improvement of its DITV Network.

     The Company believes that its cash on hand (including the remaining net proceeds from the recent sale of Common Stock), anticipated cash flows from its operations and borrowings under its line of credit will be sufficient to meet its operating needs through 2000. If cash flow is less than anticipated, however, or if the Company incurs unexpected expenses, the Company may need additional funding or need to slow capital intensive business activities. It is likely the Company will need to raise additional capital in future periods to expand the BUZZTIME Internet strategy, convert its entire existing customer base to the DITV Network, expand the DITV Network and implement the Company's Internet station strategy. The Company has no agreement or commitment for any additional financing and there can be no assurance whether, or on what terms, such financing will be available to the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2000, the Company owned an investment available for sale which is common stock of an Australian company that is subject to market risk. At March 31, 2000, the Company recorded an unrealized gain of $397,000 associated with the investment. The Company is exposed to risks related to currency exchange rates and stock market fluctuations associated with the investment.

     The Company is also exposed to risks related to interest rates. The Company has convertible notes which bear interest at 7% per annum and a line of credit at a rate equal to the Prime Rate plus 1.5% per annum, which cannot be less than 9% per annum. A significant increase in interest rates could have an adverse affect on the Company's financial condition or results of operations.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In January 2000, approximately 26,000 shares of Common Stock were issued in a private transaction in payment of interest of approximately $86,000 on the 7% senior convertible notes.

Similarly, in March 2000, $200,000 of the Company's outstanding principal amount of the 7% senior convertible notes, plus accrued interest, was converted into approximately 159,000 shares of Common Stock in accordance with the terms of the notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

27.  Financial Data Schedule


(b)  Reports on Form 8-K

     None


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            NTN COMMUNICATIONS, INC.

Date:  May 10, 2000

                                         By: /s/ Kendra Berger
                                            ----------------------------------
                                         Kendra Berger
                                         Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NO.           DESCRIPTION
-------       -----------
 27           Financial Data Schedule.