Form 10-Q
period 2000-06-30
NTN COMMUNICATIONS INC
filed 2000-08-15
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

    YES [X]  NO [ ]

    At August 7, 2000 the registrant had 34,286,000 shares of common stock, $.005 par value, outstanding.

                          PART I--FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS.

                     NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets

                                                                                 June 30,
                                                                                   2000           December 31,
                              Assets                                            (Unaudited)           1999
                                                                                ------------      ------------

Current assets:
    Cash and cash equivalents                                                   $  2,347,000      $  1,044,000
    Restricted cash                                                                  259,000           239,000
    Accounts receivable, net                                                       1,392,000         2,541,000
    Investment available for sale                                                    587,000           937,000
    Deposits on broadcast equipment                                                  479,000           611,000
    Prepaid expenses and other current assets                                        701,000         1,015,000
                                                                                ------------      ------------
                 Total current assets                                              5,765,000         6,387,000

Broadcast equipment and fixed assets, net                                         13,190,000        10,470,000
Other assets                                                                         264,000           430,000
                                                                                ------------      ------------
                 Total assets                                                   $ 19,219,000      $ 17,287,000
                                                                                ============      ============


               Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                            $    716,000      $  1,421,000
    Accrued expenses                                                               1,677,000         1,498,000
    Accrual for litigation costs                                                     212,000           334,000
    Accrual for management severance                                                 342,000           598,000
    Obligations under capital leases                                                 780,000           740,000
    Deferred revenue                                                                 660,000           796,000
    Note payable and other current liabilities                                        96,000            79,000
                                                                                ------------      ------------
                 Total current liabilities                                         4,483,000         5,466,000

Obligations under capital leases, excluding current portion                          259,000           475,000
Accrual for settlement warrants                                                           --         1,793,000
Revolving line of credit                                                           3,693,000         2,486,000
7% senior convertible notes                                                        4,604,000         4,705,000
Other long-term liabilities                                                           91,000           141,000
                                                                                ------------      ------------
                 Total liabilities                                                13,130,000        15,066,000
                                                                                ------------      ------------

Shareholders' equity:
    Series A 10% cumulative convertible preferred stock, $.005 par value,
       5,000,000 shares authorized; 161,000 shares issued
       and outstanding at June 30, 2000 and December 31, 1999                          1,000             1,000
    Common stock, $.005 par value, 70,000,000 and 50,000,000 shares authorized at June 30, 2000 and December 31, 1999, respectively;
       33,653,000 and 29,914,000 shares issued and outstanding
       at June 30, 2000 and December 31, 1999, respectively                          168,000           149,000
    Additional paid-in capital                                                    72,947,000        66,548,000
    Accumulated deficit                                                          (66,308,000)      (63,645,000)
    Accumulated other comprehensive gain (loss)                                     (247,000)         (360,000)
    Treasury stock, at cost, 111,000 shares at June 30, 2000
       and December 31, 1999                                                        (472,000)         (472,000)
                                                                                ------------      ------------
                 Total shareholders' equity                                        6,089,000         2,221,000

                                                                                ------------      ------------
                 Total liabilities and shareholders' equity                     $ 19,219,000      $ 17,287,000
                                                                                ============      ============



      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                                    Three Months Ended                  Six Months Ended
                                                              ------------------------------      ------------------------------
                                                                June 30           June 30           June 30           June 30
                                                                  2000              1999              2000              1999
                                                              ------------      ------------      ------------      ------------
Revenues:
    Hospitality revenues                                      $  5,408,000      $  5,360,000      $ 11,173,000      $ 10,587,000
    Internet revenues                                              102,000           118,000           184,000           228,000
    America Online fees                                                 --           170,000                --           350,000
    Other revenues                                                   4,000           163,000            20,000           333,000
                                                              ------------      ------------      ------------      ------------

          Total revenues                                         5,514,000         5,811,000        11,377,000        11,498,000
                                                              ------------      ------------      ------------      ------------

Operating expenses:
    Direct operating costs                                       1,541,000         1,143,000         3,057,000         2,288,000
    Selling, general and administrative                          4,276,000         3,319,000         7,123,000         6,692,000
    Depreciation and amortization                                1,877,000         1,443,000         3,807,000         3,140,000
    Research and development                                        76,000           160,000           223,000           295,000
                                                              ------------      ------------      ------------      ------------

          Total operating expenses                               7,770,000         6,065,000        14,210,000        12,415,000
                                                              ------------      ------------      ------------      ------------

Operating loss                                                  (2,256,000)         (254,000)       (2,833,000)         (917,000)
                                                              ------------      ------------      ------------      ------------

Other income (expense):
    Interest income (expense), net                                (228,000)         (205,000)            9,000          (364,000)
    Other                                                           15,000           (15,000)          161,000           (25,000)
                                                              ------------      ------------      ------------      ------------

          Total other income (expense)                            (213,000)         (220,000)          170,000          (389,000)
                                                              ------------      ------------      ------------      ------------

Income (loss) before income taxes                               (2,469,000)         (474,000)       (2,663,000)       (1,306,000)

Provision for income taxes                                              --                --                --                --
                                                              ------------      ------------      ------------      ------------

          Net income (loss)                                   $ (2,469,000)     $   (474,000)     $ (2,663,000)     $ (1,306,000)
                                                              ============      ============      ============      ============

Net income (loss) per common share - basic and diluted        $      (0.07)     $      (0.02)     $      (0.08)     $      (0.05)
                                                              ============      ============      ============      ============

Weighted average shares outstanding - basic and diluted         33,061,000        28,249,000        31,788,000        28,063,000
                                                              ============      ============      ============      ============



      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)


                                                                            Three Months Ended               Six Months Ended
                                                                       ----------------------------    ----------------------------
                                                                         June 30         June 30         June 30         June 30
                                                                           2000            1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
Cash flows provided by (used in) operating activities:
    Net Income (loss)                                                  $ (2,469,000)   $   (474,000)   $ (2,663,000)   $ (1,306,000)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
          Depreciation and amortization                                   1,877,000       1,443,000       3,807,000       3,140,000
          Provision for doubtful accounts                                   173,000         192,000         548,000         385,000
          Non-cash compensation charges                                     119,000          17,000         312,000          56,000
          Expiration of settlement warrant obligation                            --              --      (1,793,000)             --
          Accreted interest expense                                          48,000         100,000         108,000         192,000
          Amortization of deferred revenue                                       --         (34,000)             --         (85,000)
          (Gain) loss on sale of investment available for sale               12,000          (6,000)        (65,000)         (6,000)
          Changes in assets and liabilities:
            Accounts receivable                                             223,000        (126,000)        601,000        (618,000)
            Prepaid expenses and other assets                               331,000      (1,013,000)        132,000        (926,000)
            Accounts payable and accrued expenses                          (830,000)        (92,000)       (462,000)       (784,000)
            Deferred revenue                                               (127,000)         18,000        (136,000)        239,000
            Management severance and other long-term liabilities           (131,000)       (200,000)       (262,000)       (535,000)
                                                                       ------------    ------------    ------------    ------------

               Net cash provided by (used in) operating activities         (774,000)       (175,000)        127,000        (248,000)
                                                                       ------------    ------------    ------------    ------------


Cash flows provided by (used in) investing activities:
    Capital expenditures                                                 (2,650,000)     (1,154,000)     (6,040,000)     (2,001,000)
    Deposits on broadcast equipment                                         332,000         549,000         132,000         549,000
    Restricted cash                                                        (157,000)             --         (20,000)
    Notes receivable                                                             --          19,000         138,000          38,000
    Capital software expenditures                                                --          (3,000)             --         (31,000)
    Proceeds from sale of equipment                                              --          45,000              --          45,000
    Proceeds from sale of investment available for sale                     134,000              --         528,000              --
                                                                       ------------    ------------    ------------    ------------

               Net cash provided by (used in) investing activities       (2,341,000)       (544,000)     (5,262,000)     (1,400,000)
                                                                       ------------    ------------    ------------    ------------


Cash flows provided by (used in) financing activities:
    Principal payments on capital leases                                   (235,000)       (414,000)       (453,000)       (537,000)
    Borrowings from revolving line of credit                              5,794,000              --      14,402,000              --
    Principal payments on revolving line of credit                       (5,801,000)             --     (13,195,000)             --
    Proceeds from issuance of stock, net of offering expenses             5,163,000              --       5,163,000              --
    Principal payments on notes payable                                          --              --         (50,000)             --
    Exercise of stock options and warrants                                   79,000              --         571,000         150,000
                                                                       ------------    ------------    ------------    ------------

               Net cash provided by (used in) financing activities        4,999,000        (414,000)      6,438,000        (387,000)
                                                                       ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                      1,884,000      (1,133,000)      1,303,000      (2,035,000)
                                                                       ------------    ------------    ------------    ------------

Cash and cash equivalents at beginning of period                            463,000       3,658,000       1,044,000       4,560,000

                                                                       ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                             $  2,347,000    $  2,525,000    $  2,347,000    $  2,525,000
                                                                       ============    ============    ============    ============


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)


                                                                             Three Months Ended             Six Months Ended
                                                                         ---------------------------   ---------------------------
                                                                           June 30        June 30        June 30        June 30
                                                                             2000           1999           2000           1999
                                                                         ------------   ------------   ------------   ------------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
          Interest                                                       $    108,000   $     32,000   $    260,000   $     58,000
                                                                         ============   ============   ============   ============

          Income taxes                                                   $         --   $         --   $         --   $         --
                                                                         ============   ============   ============   ============


Supplemental disclosure of non-cash investing and
    financing activities:
       Issuance of common stock in payment of interest                   $     82,000   $     90,000   $    168,000   $     90,000
                                                                         ============   ============   ============   ============

       Equipment acquired under capital leases                           $     39,000   $    712,000   $    277,000   $  1,044,000
                                                                         ============   ============   ============   ============

       Unrealized holding gain (loss) on investments                     $   (284,000)  $         --   $    113,000   $         --
                                                                         ============   ============   ============   ============

       Exchange of convertible notes to common stock                     $         --   $         --   $    202,000   $         --
                                                                         ============   ============   ============   ============

       Issuance of treasury stock pursuant to anti-dilution provisions   $         --   $    930,000   $         --   $    930,000
                                                                         ============   ============   ============   ============

       Equipment and license acquired by issuing note payable            $         --   $    360,000   $         --   $    360,000
                                                                         ============   ============   ============   ============

       Exchange of preferred stock for convertible notes and warrants    $         --   $         --   $         --   $  5,449,000
                                                                         ============   ============   ============   ============



      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and subsidiaries (collectively, the "Company") and the results of operations and cash flows of the Company for the interim periods presented. Management has elected to omit substantially all notes to the Company's consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2000.

    The consolidated financial statements for the three months and six months ended June 30, 2000 and 1999 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

    Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

2. INCOME (LOSS) PER SHARE

    Options, warrants, convertible preferred stock and convertible notes representing approximately 12,818,000, 13,491,000, 14,440,000, and 13,309,000
potentially dilutive common shares have been excluded from the computations of net income (loss) per share for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999, respectively, as their effect was anti-dilutive.

3. SEGMENT INFORMATION

    The Company develops, produces and distributes interactive entertainment. The Company's reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network and BUZZTIME divisions. Hospitality revenue is generated primarily from broadcasting content to customer locations through an interactive television network and from advertising sold on the network. Hospitality revenues comprise 98% of the Company's total revenue. Internet revenue includes revenue from BUZZTIME and is generated primarily from the distribution of the Company's digital trivia game show content and "Play-Along" sports games, as well as revenue related to advertising and production services for third parties. The following tables set forth certain information regarding the Company's segments and other operations:

                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                   ------------------------------      ------------------------------
                                     JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                       2000              1999              2000              1999
                                   ------------      ------------      ------------      ------------
     REVENUES
         NTN Network               $  5,410,000      $  5,394,000      $ 11,181,000      $ 10,676,000
         BUZZTIME                       102,000           288,000           184,000           578,000
         Other                            2,000           129,000            12,000           244,000
                                   ------------      ------------      ------------      ------------

         Total revenue             $  5,514,000      $  5,811,000      $ 11,377,000      $ 11,498,000
                                   ============      ============      ============      ============

     OPERATING INCOME (LOSS)
         NTN Network               $    492,000      $  1,294,000      $  1,057,000      $  2,663,000
         BUZZTIME                    (1,109,000)         (182,000)       (1,957,000)         (726,000)
         Corporate                   (1,639,000)       (1,356,000)       (1,933,000)       (2,825,000)
         Other                               --           (10,000)               --           (29,000)
                                   ------------      ------------      ------------      ------------

     OPERATING LOSS                $ (2,256,000)     $   (254,000)     $ (2,833,000)     $   (917,000)
                                   ============      ============      ============      ============

4. SETTLEMENT WARRANTS

    The results for the six months ended June 30, 2000 include a reversal of an accrued liability of approximately $1,793,000 for a potential redemption obligation, relating to Settlement Warrants, which expired in February 2000. The Settlement Warrants entitle the holder of a Settlement Warrant to purchase a share of Common Stock at a price of $0.96 during the period ending February 18, 2001. During the period from February 18, 2000 to February 18, 2001, the holders of the Settlement Warrants were to have the right to cause the Company to redeem the Settlement Warrants for a redemption price of $3.25 per Warrant (the "Put Right"); however, this Put Right expired by its terms on February 17, 2000 when the closing price per share of the Company's Common Stock on the American Stock Exchange reached $4.22 or above for the seventh trading day since the Settlement Warrants were issued. The Company has no further obligation to redeem or repurchase the Settlement Warrants.

5. PUBLIC OFFERING OF COMMON STOCK

   The Company raised gross proceeds of $6,000,000 in April 2000 through the underwritten sale of 2,000,000 shares of Common Stock pursuant to the Company's existing shelf registration. The net proceeds from the sale, which totaled approximately $5,163,000, are being used primarily for working capital and general corporate purposes relating to the Company's launch of its new game portal, BUZZTIME and ongoing conversion of the NTN Network's hospitality locations to the Company's new DITV technology.

6. SUBSEQUENT EVENTS

    On July 13, 2000, approximately $713,000 of the 7% senior convertible notes, was converted into approximately 560,000 shares of Common Stock in accordance with the terms of the notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

    This Quarterly Report contains forward looking statements regarding use of the proceeds from the recent sale of common stock and other matters, which are subject to risks and uncertainties, including cash needs and other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Report on Form 10-K for the fiscal year ended December 31, 1999, as amended by Form 10-K/A, and its quarterly report on 10Q for the period ended March 31, 2000, which risk factors are incorporated herein by reference.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

    Operations for the three months ended June 30, 2000 resulted in a net loss of $2,469,000 compared to a net loss of $474,000 for the three months ended June 30, 1999.

    Total revenues decreased 5% to $5,514,000 for the three months ended June 30, 2000 from $5,811,000 for the three months ended June 30, 1999. This decrease was primarily due to a decrease in Internet revenues, America Online fees and other revenues as the Company wound down such exclusive relationships to pursue Internet and interactive initiatives through its wholly-owned subsidiary, BUZZTIME, Inc.

    Hospitality revenues increased 1% to $5,408,000 for the three months ended June 30, 2000 from $5,360,000 for the three months ended June 30, 1999. This increase was primarily due to an increase in rates charged for the setup, installation and training for the DITV network as compared to the original network. Advertising revenue for hospitality increased 81%, or $150,000, to $335,000 for the three months ended June 30, 2000 from $185,000 for the three months ended June 30, 1999 due to new advertising contracts that did not exist for the three months ended June 30, 1999. These increases were partially offset by a 2% decrease in hospitality subscription revenues attributable to a lower billing rate structure associated with the DITV network as compared to the original network. During the three months ended June 30, 2000, approximately 377 DITV systems were installed, including both new customers and conversions from the original network.

    Internet revenues decreased 14% to $102,000 for the three months ended June 30, 2000 from $118,000 for the three months ended June 30, 1999. The decrease was largely due to the expiration of the Company's contract with GTE Mainstreet, which occurred in February 2000.

    America Online ("AOL") fees were zero for the three months ended June 30, 2000, compared to $170,000 for the three months ended June 30, 1999. The Company's contract with AOL expired on December 1, 1999, at which time a new contract was signed. Under the terms of the new nonexclusive contract, the Company will have access to AOL's 24 million subscribers allowing promotion of the BUZZTIME website on several AOL channels. The Company also will receive extensive promotional branding and revenue opportunities; however, it will receive little or no revenue directly from AOL.

    Other revenues decreased 98% to $4,000 for the three months ended June 30, 2000 from $163,000 for the three months ended June 30, 1999. Included in other revenues for the three months ended June 30, 1999 was approximately $108,000 of revenues from IWN, Inc. and approximately $34,000 recognition of previously deferred revenues from equipment sales. No revenue was recorded for IWN, Inc. or deferred revenues from equipment sales for the three months ended June 30, 2000.

    Direct operating costs increased 35% to $1,541,000 for the three months ended June 30, 2000 from $1,143,000 for the three months ended June 30, 1999. This increase was due primarily to increased ISP charges of $235,000 attributable to additional services needed to support the DITV network. This was combined with a reversal of $180,000 during the three months ended June 30, 1999 due to the settlement of an accrued liability and license fee expense which had been less than estimated. As a result, the Company reduced the excess liability and license fee expense related to the settlement which occurred in the second quarter of last year. The conversion to the DITV network is expected to be complete by the end of 4th quarter 2000.

    Selling, general and administrative expenses increased 29% to $4,276,000 for the three months ended June 30, 2000 from $3,319,000 for the three months ended June 30, 1999. Salaries and related payroll taxes, benefits, recruiting fees and other related expenses increased approximately $872,000 during the three months ended June 30, 2000 due to an increase in the number of employees directly related to the development and launch of the Internet web sites as compared to the three months ended June 30, 1999. Consulting expenses increased approximately $201,000 related to the launch of the Internet website and the hiring of an investor relations firm for the three months ended June 30, 2000. Stock-based compensation expense increased to $119,000 for the three months ended June 30, 2000 from $17,000 for the three months ended June 30, 1999. The charges resulted from the issuance of warrants and options to employees and non-employees, which can vary from period-to-period. Equipment lease expense decreased for the three months ended June 30, 2000 by $236,000 due to the payoff of such leases during 1999.

    Research and development expenses were $76,000 for the three months ended June 30, 2000, compared to $160,000 for the three months ended June 30, 1999. The current period expenses resulted from the Company's research and development efforts related to the next generation of the DITV network and development of new Internet web sites. For the three-month period ended June 30, 1999, the Company's research and development efforts focused primarily on the upgrade of the NTN network as well as future Internet web sites.


SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

    Operations for the six months ended June 30, 2000 resulted in a net loss of $2,663,000. The results for the first quarter of 2000 included a one-time expense reduction of approximately $1,793,000 related to the reversal of an accrued liability for Settlement Warrants. Excluding the one-time expense reduction, the Company's net loss for the six months ended June 30, 2000 was $4,456,000 compared to a net loss of $1,306,000 for the six months ended June 30, 1999.

    Total revenues decreased 1% to $11,377,000 for the six months ended June 30, 2000 from $11,498,000 for the six months ended June 30, 1999. This decrease was primarily due to a decrease in Internet revenues, America Online fees and other revenues as the Company wound down such exclusive relationships to pursue Internet and interactive initiatives through its wholly-owned subsidiary, BUZZTIME, Inc.

    Hospitality revenues increased 6% to $11,173,000 for the six months ended June 30, 2000 from $10,587,000 for the six months ended June 30, 1999. This increase was due primarily to an increase in rates charged for the setup, installation and training for the DITV network as compared to the original network. This increase was partially offset by a decrease in hospitality subscription revenues attributable to a lower billing rate structure associated with the DITV network as compared to the original network. During the six months ended June 30, 2000, approximately 730 DITV systems were installed. Advertising revenue for hospitality also increased to $733,000 for the six months ended June 30, 2000 from $269,000 for the six months ended June 30, 1999 due to new advertising contracts that did not exist for the six months ended June 30, 1999.

    Internet revenues decreased 19% to $184,000 for the six months ended June 30, 2000 from $228,000 for the six months ended June 30, 1999. The decrease was largely due to the expiration of the Company's contract with GTE Mainstreet, in February 2000.

    AOL fees were zero for the six months ended June 30, 2000, compared to $350,000 for the six months ended June 30, 1999. The Company's contract with AOL expired on December 1, 1999, at which time a new contract was signed as described above, under which the Company will not generate revenue from AOL.

    Other revenues decreased 94% to $20,000 for the six months ended June 30, 2000 from $333,000 for the six months ended June 30, 1999. Included in other revenue for the six months ended June 30, 1999 was approximately $202,000 of revenue from IWN, Inc. and approximately $84,000 of equipment sales. No revenue was recorded for IWN, Inc. or equipment sales for the six months ended June 30, 2000.

    Direct operating costs increased 34% to $3,057,000 for the six months ended June 30, 2000 from $2,288,000 for the six months ended June 30, 1999. This increase was due primarily to increased ISP charges of $549,000 due to additional services needed to support the DITV network for the six months ended June 30, 2000, and to a lesser extent, due to expenses of approximately $79,000 associated with an increase in the number of sites installed in connection with the roll out of the DITV network for the six months ended June 30, 2000. Advertising commissions also increased directly related to the increase in hospitality advertising revenue. These increases were partially offset by a decrease of approximately $187,000 for technical site service costs attributable to new equipment at the sites for the DITV network which required less servicing than the 49 MHz network equipment. The conversion to the DITV network is expected to be complete by the end of 4th quarter 2000.

    Selling, general and administrative expenses increased 6% to $7,123,000 for the six months ended June 30, 2000 from $6,692,000 for the six months ended June 30, 1999. Salaries and related payroll taxes, benefits, recruiting fees and other related expenses increased approximately $1,466,000 for the six months ended June 30, 2000 due to an increase in the number of employees directly related to the development and launch of the Internet web site as compared to the six months ended June 30, 1999. Consulting expenses increased approximately $286,000 related to the launch of the Internet web site and investor relations for the six months ended June 30, 2000. Bad debt expense increased approximately $163,000 for the six months ended June 30, 2000. This increase is directly related to continuing evaluation of the uncollectible accounts. Stock-based compensation expense increased approximately $257,000 for the six months ended June 30, 2000. The charges resulted from the issuance of warrants and options to employees and non-employees, which can vary from period-to-period. Equipment leases decreased for the six months ended June 30, 2000 by $503,000 due to the payoff of such leases during 1999. The Company reduced litigation, legal and professional fee expenses by approximately $1,252,000 and reversed the previously recorded interest expense by approximately $541,000 during the six months ended June 30, 2000, due to a one-time expense reduction of approximately $1,793,000 related to the reversal of an accrued liability for Settlement Warrants. Excluding the one-time expense reduction, professional fees decreased to $371,000 for the six months ended June 30, 2000 from $485,000 for the six months ended June 30, 1999.

    Research and development expenses were $223,000 for the six months ended June 30, 2000, compared to $295,000 for the six months ended June 30, 1999. The current period expenses resulted from the Company's research and development efforts related to the next generation of the DITV network and future Internet web sites. For the six-month period ended June 30, 1999, the Company's research and development efforts focused primarily on the upgrade of the NTN network and future Internet web sites.

    Interest income (expense), net, includes a one-time expense reduction of approximately $541,000 from the reversal of the Settlement Warrant liability for the six months ended June 30, 2000. Excluding the one-time expense reduction, interest expense totaled $532,000 for the six months ended June 30, 2000 compared to $364,000 for the six months ended June 30, 1999. This increase in interest expense relates to the Company's revolving line of credit, other notes payable and additional capital leases for equipment acquisitions which did not exist for the most of the first half of 1999.

    The Company recorded other income of $161,000 for the six months ended June 30, 2000 compared to other expenses of $25,000 for the six months ended June 30, 1999. Other income includes gains on sales of investments available for sale and equipment.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2000, the Company had cash and cash equivalents of $2,347,000 and working capital of $1,282,000, compared to cash and cash equivalents of $1,044,000 and working capital of $921,000 at December 31, 1999. Net cash provided by operations was $127,000 for the six months ended June 30, 2000 and net cash used by operations was $248,000 for the six months ended June 30, 1999. The principal uses of cash from operations for the six months ended June 30, 2000 were to fund the Company's net loss, to fund deposits on broadcast equipment and capital software and for severance payments made by the Company in compliance with management resignation agreements with former officers totaling $262,000. Depreciation, amortization and other non-cash charges offset the uses. Net cash used in investing activities was $5,262,000 for the six months ended June 30, 2000 and $1,400,000 for the six months ended June 30, 1999. Included in net cash used in investing activities for the six months ended June 30, 2000 was $6,040,000 in capital expenditures offset by deposits on broadcast equipment of $132,000, proceeds from the sale of investments available for sale of $528,000 and notes receivable of $138,000 for the six months ended June 30, 2000. Net cash provided by financing activities was $6,438,000 for the six months ended June 30, 2000 and net cash used by financing activities of $387,000 for the six months ended June 30, 1999. Net cash provided by financing activities for the six months ended June 30, 2000 included $5,163,000 of proceeds from issuance of stock, net of offering expenses, $1,207,000 of proceeds from the revolving line of credit, net of principal payments, and $571,000 of proceeds from the exercise of stock options and warrants offset by $453,000 of principal payments on capital leases.

    The Company raised gross proceeds of $6,000,000 in April 2000 through the underwritten sale of 2,000,000 shares of Common Stock pursuant to the Company's existing shelf registration. The net proceeds from the sale, which totaled approximately $5,163,000, are being used primarily for working capital and general corporate purposes relating to the Company's launch of its new game portal, BUZZTIME and ongoing conversion of the NTN Network's hospitality locations to the Company's new DITV technology. The Company has approximately $14,000,000 remaining under its existing shelf registration for possible future sale to meet its liquidity needs. Depending on market conditions, the Company may attempt to raise capital during the second half of the year for, among other uses, further development and marketing of its game portal, BUZZTIME, and further expansion and improvement of its DITV Network.

    The Company believes that its cash on hand, anticipated net proceeds from additional sales of Common Stock under its shelf registration, anticipated cash flows from its operations and borrowings under its line of credit will be sufficient to meet its operating needs through 2000. Depending on the Company's results of operations, the actual availability under the line of credit may be restricted. The Company has no commitments or arrangements for the purchase of Common Stock available under its shelf registration, and if no sales of such stock are made, borrowings under the line of credit become restricted, cash flow is less than anticipated or the Company incurs unexpected expenses, the Company may need additional funding or need to curtail certain of its activities. The Company will also need to raise additional capital to fully implement the BUZZTIME Internet strategy, convert its entire existing customer base to the DITV Network, expand the DITV Network and implement the Company's Internet station strategy. The Company has no agreement or commitment for any additional financing and there can be no assurance whether, or on what terms, such financing will be available to the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of June 30, 2000, the Company owned an investment available for sale which is common stock of an Australian company that is subject to market risk. During the six months June 30, 2000, the Company recorded an unrealized gain of $113,000 associated with the investment. The Company is exposed to risks related to currency exchange rates and stock market fluctuations associated with the investment.

    The Company is also exposed to risks related to interest rates. The Company has convertible notes which bear interest at 7% per annum and a line of credit at a rate equal to the Prime Rate plus 1.5% per annum, which cannot be less than 9% per annum. A significant increase in interest rates could have an adverse affect on the Company's financial condition or results of operations.

    The Company does not have derivative financial instruments.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.


In April 2000, approximately 20,000 shares of Common Stock were issued in a private transaction in payment of interest of approximately $82,000 on the outstanding 7% senior convertible notes.

On February 29, 2000, the Company issued warrants to purchase 20,000 shares of Common Stock to an advertising and marketing firm retained by the Company to serve as an independent sales representative for advertising and marketing services. These warrants enable the holder to purchase 20,000 common shares at a price of $3.975 per share for a period of three years. The warrants shall vest as to one third of the total shares when net advertising revenues resulting from advertising contracts solicited solely by the independent representative reach $2.5 million or more during a single calendar year; as to an additional one third of the total shares when such net advertising revenues reach $3.5 million or more during a single calendar year; and as to the final one third of the total shares when such advertising revenues reach $5 million or more during a single calendar year. Any such vesting is subject to the Company's receipt in full of payment from the responsible advertiser or agency.

On June 13, 2000, the Company issued warrants to purchase 25,000 shares of Common Stock to a consultant. These warrants enable the holder to purchase 25,000 common shares at a price of $3.00 per share for five years, subject to vesting requirements.

Each offering was made without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on July 31, 2000. The following matters voted upon at such meeting:

1. To elect two directors to hold office until the 2003 annual meeting of stockholders.

     Gary Arlen
     ----------
     Votes In Favor ..................     30,906,571
     Abstentions .....................        147,339

     Vincent A. Carrino
     ------------------
     Votes In Favor ..................     30,906,571
     Abstentions .....................        147,339

Both Mr. Arlen and Mr. Carrino were elected to hold office until the annual meeting of stockholders in 2003 and until each respective successor is duly elected and qualified.

2. To approve the transfer and contribution of certain of the Company's assets to its wholly owned subsidiary, BUZZTIME, Inc.

     Votes In Favor ..................      7,660,623
     Votes Against ...................        407,486
     Abstentions .....................        139,383

The proposal was not approved due to an insufficient number of votes cast with respect to the proposal.


ITEM 5. OTHER INFORMATION.

In June 2000, Zach A. Vela joined the Company as Chief Financial Officer. Concurrent with Mr. Vela's appointment, Kendra Berger moved from Chief Financial Officer to the position of Senior Vice President of Finance.


ITEM 6. EXHIBITS AND REPORTS ON REPORT 8-K.

(a)      Exhibits

10.3 (i) Amended and Restated Certificate of Incorporation of the Company, as amended (2)

         (ii)     Bylaws of the Company (3)

10.99 Warrant Certificate, dated February 29, 2000, issued to Beverage Industry Marketing Services (1)

27       Financial Data Schedule. (1)

(b)      Reports on Form 8-K

                  The Company filed two reports on Form 8-K during the quarter ended June 30, 2000.

                  On April 17, 2000, the Company disclosed, in response to Item 5, its preliminary operating results for the quarter ended March 31, 2000; recent developments pertaining to the Company's DITV Network; a new agreement with the National Football League; settlement of the pending class action lawsuit; warrant exercise by the holders of the common stock purchase warrants issued pursuant to the Exchange Agreement, dated October 5, 1998, between the Company and the holders of the Series B Preferred Stock [999,096 shares issued]; and the election by the holders of the Senior Subordinated Convertible Notes due February 2001 to convert $200,000 in principal, plus accrued interest, into shares of Common Stock [159,150 shares issued].

                  On April 24, 2000, also in response to Item 5, the Company announced completion of an underwritten public offering of 2,000,000 shares of its Common Stock, $.005 par value. The Company disclosed its intention to use the net proceeds from the offering [approximately $5,163,000] to market its new game portal, Buzztime.com, to convert its existing customer base to the DITV Network and for working capital and general corporate purposes. Further, the Company announced its strategic plan for its Buzztime.com interactive game website.


----------

(1)      Filed herewith.

(2) Previously filed as an exhibit to the Company's registration statement on Form S-3, File No. 333-69383, and incorporated by reference.

(3) Previously filed as an exhibit to the Company's registration statement on Form S-8, File No. 333-75732, and incorporated by reference.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   NTN COMMUNICATIONS, INC.

Date: August 14, 2000

                                             By: /s/ Zach Vela
                                                 ---------------------
                                             Zach Vela
                                             CFO

                                  EXHIBIT INDEX

EXHIBIT
  NO.               DESCRIPTION
-------             -----------

10.3                (i) Amended and Restated Certificate of Incorporation of the Company,
                    as amended (2)

                    (ii)     Bylaws of the Company (3)

10.99               Warrant Certificate, dated February 29, 2000, issued to Beverage
                    Industry Marketing Services (1)

27                  Financial Data Schedule. (1)

----------

(1)      Filed herewith.

(2) Previously filed as an exhibit to the Company's registration statement on Form S-3, File No. 333-69383, and incorporated by reference.

(3) Previously filed as an exhibit to the Company's registration statement on Form S-8, File No. 333-75732, and incorporated by reference.