Form 10-Q
period 2000-09-30
NTN COMMUNICATIONS INC
filed 2000-11-14
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

    YES [X]  NO [  ]

    At November 1, 2000 the registrant had outstanding 34,813,000 shares of common stock, $.005 par value.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                 September 30,
                                                                                    2000            December 31,
                              Assets                                             (Unaudited)             1999
                                                                                 -------------      -------------
Current assets:
    Cash and cash equivalents                                                    $   1,699,000      $   1,044,000
    Restricted cash                                                                    147,000            239,000
    Accounts receivable, net                                                         1,891,000          2,541,000
    Investment available for sale                                                      385,000            937,000
    Deposits on broadcast equipment                                                     37,000            611,000
    Prepaid expenses and other current assets                                          712,000          1,015,000
                                                                                 -------------      -------------
                 Total current assets                                                4,871,000          6,387,000

Broadcast equipment and fixed assets, net                                           13,790,000         10,470,000
Other assets                                                                           250,000            430,000
                                                                                 -------------      -------------
                 Total assets                                                    $  18,911,000      $  17,287,000
                                                                                 =============      =============

               Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                             $   1,464,000      $   1,421,000
    Accrued expenses                                                                 1,346,000          1,498,000
    Accrual for litigation costs                                                        98,000            334,000
    Accrual for management severance                                                   213,000            598,000
    Obligations under capital leases                                                   874,000            740,000
    Deferred revenue                                                                   680,000            796,000
    Note payable and other current liabilities                                         161,000             79,000
                                                                                 -------------      -------------
                 Total current liabilities                                           4,836,000          5,466,000

Obligations under capital leases, excluding current portion                            157,000            475,000
Accrual for settlement warrants                                                             --          1,793,000
Revolving line of credit                                                             3,772,000          2,486,000
7% senior convertible notes                                                          3,947,000          4,705,000
Other long-term liabilities                                                             91,000            141,000
                                                                                 -------------      -------------
                 Total liabilities                                                  12,803,000         15,066,000
                                                                                 -------------      -------------

Shareholders' equity:
    Series A 10% cumulative convertible preferred stock, $.005 par value,
       5,000,000 shares authorized; 161,000 shares issued
       and outstanding at September 30, 2000 and December 31, 1999                       1,000              1,000
    Common stock, $.005 par value, 70,000,000 and 50,000,000 shares authorized at September 30, 2000 and December 31, 1999, respectively;
       34,610,000 and 29,914,000 shares issued and outstanding
       at September 30, 2000 and December 31, 1999, respectively                       173,000            149,000
    Additional paid-in capital                                                      74,354,000         66,548,000
    Accumulated deficit                                                            (67,516,000)       (63,645,000)
    Accumulated other comprehensive loss                                              (432,000)          (360,000)
    Treasury stock, at cost, 111,000  shares at September 30, 2000
       and December 31, 1999                                                          (472,000)          (472,000)
                                                                                 -------------      -------------
                 Total shareholders' equity                                          6,108,000          2,221,000

                                                                                 -------------      -------------
                 Total liabilities and shareholders' equity                      $  18,911,000      $  17,287,000
                                                                                 =============      =============



      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                         Three Months Ended                    Nine Months Ended
                                                  --------------------------------      --------------------------------
                                                  September 30       September 30       September 30        September 30
                                                       2000               1999               2000               1999
                                                  -------------      -------------      -------------      -------------
Revenues:
    NTN Network revenues                          $   5,458,000      $   5,559,000      $  16,631,000      $  16,146,000
    BUZZTIME service revenues                           172,000             72,000            356,000            300,000
    America Online fees                                      --            150,000                 --            500,000
    Other revenues                                       67,000            106,000             87,000            439,000
                                                  -------------      -------------      -------------      -------------

          Total revenues                              5,697,000          5,887,000         17,074,000         17,385,000
                                                  -------------      -------------      -------------      -------------

Operating expenses:
    Direct operating costs                            1,499,000          1,759,000          4,556,000          4,047,000
    Selling, general and administrative               3,827,000          3,774,000         10,950,000         10,466,000
    Depreciation and amortization                     1,222,000          1,623,000          5,029,000          4,763,000
    Research and development                             97,000            229,000            320,000            524,000
                                                  -------------      -------------      -------------      -------------

          Total operating expenses                    6,645,000          7,385,000         20,855,000         19,800,000
                                                  -------------      -------------      -------------      -------------

Operating loss                                         (948,000)        (1,498,000)        (3,781,000)        (2,415,000)
                                                  -------------      -------------      -------------      -------------

Other income (expense):
    Interest income (expense), net                     (271,000)          (249,000)          (262,000)          (613,000)
    Gain on sale of assets of subsidiary                     --          2,254,000                 --          2,254,000
    Other                                                11,000                 --            172,000            (25,000)
                                                  -------------      -------------      -------------      -------------

          Total other income (expense)                 (260,000)         2,005,000            (90,000)         1,616,000
                                                  -------------      -------------      -------------      -------------

Income (loss) before income taxes                    (1,208,000)           507,000         (3,871,000)          (799,000)

Provision for income taxes                                   --                 --                 --                 --
                                                  -------------      -------------      -------------      -------------

          Net income (loss)                       $  (1,208,000)     $     507,000      $  (3,871,000)     $    (799,000)
                                                  =============      =============      =============      =============


Net income (loss) per common share - basic        $       (0.04)     $        0.02      $       (0.12)     $       (0.03)
                                                  =============      =============      =============      =============

Net income (loss) per common share - diluted      $       (0.04)     $        0.02      $       (0.12)     $       (0.03)
                                                  =============      =============      =============      =============

Weighted average shares outstanding - basic          34,237,000         28,573,000         32,613,000         28,235,000
                                                  =============      =============      =============      =============

Weighted average shares outstanding - diluted        34,237,000         35,294,000         32,613,000         28,235,000
                                                  =============      =============      =============      =============

      See accompanying notes to unaudited consolidated financial statements

                      NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (Unaudited)



                                                                         Three Months Ended                Nine Months Ended
                                                                    -----------------------------   ------------------------------
                                                                    September 30    September 30    September 30     September 30
                                                                        2000            1999            2000             1999
                                                                    -------------   -------------   -------------    -------------
Cash flows provided by (used in) operating activities:
    Net Income (loss)                                               $  (1,208,000)  $     507,000   $  (3,871,000)   $    (799,000)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
          Depreciation and amortization                                 1,222,000       1,623,000       5,029,000        4,763,000
          Provision for doubtful accounts                                (182,000)        209,000         366,000          594,000
          Non-cash stock-based compensation charges                       497,000          35,000         810,000           91,000
          Expiration of settlement warrant obligation                          --              --      (1,793,000)              --
          Accreted interest expense                                        58,000          98,000         165,000          303,000
          Amortization of deferred revenue                                     --              --              --          (85,000)
          Gain from disposition of equipment                                   --              --              --           (6,000)
          Gain on sale of assets of subsidiary                                 --      (2,254,000)             --       (2,254,000)
          (Gain) loss on sale of investment available for sale              7,000              --         (58,000)              --
          Changes in assets and liabilities:
            Accounts receivable                                          (317,000)        330,000         284,000         (288,000)
            Prepaid expenses and other assets                             (56,000)        197,000          76,000         (576,000)
            Accounts payable and accrued expenses                         451,000         626,000         (11,000)        (158,000)
            Deferred revenue                                               20,000        (122,000)       (116,000)         117,000
            Management severance and other long-term liabilities         (131,000)       (187,000)       (392,000)        (735,000)
                                                                    -------------   -------------   -------------    -------------

               Net cash provided by (used in) operating activities        361,000       1,062,000         489,000          967,000
                                                                    -------------   -------------   -------------    -------------


Cash flows provided by (used in) investing activities:
    Capital expenditures                                               (1,529,000)     (2,548,000)     (7,569,000)      (4,453,000)
    Deposits on broadcast equipment                                       442,000        (107,000)        574,000          289,000
    Restricted cash                                                       112,000              --          92,000               --
    Notes receivable                                                           --          20,000         138,000           59,000
    Capital software expenditures                                              --         (25,000)             --          (56,000)
    Proceeds from sale of equipment                                            --              --              --           45,000
    Proceeds from sale of investment available for sale                    10,000       1,227,000         538,000        1,227,000
                                                                    -------------   -------------   -------------    -------------

               Net cash provided by (used in) investing activities       (965,000)     (1,433,000)     (6,227,000)      (2,889,000)
                                                                    -------------   -------------   -------------    -------------


Cash flows provided by (used in) financing activities:
    Principal payments on capital leases                                 (242,000)       (282,000)       (695,000)        (916,000)
    Borrowings from revolving line of credit                            5,767,000       1,257,000      20,169,000        1,257,000
    Principal payments on revolving line of credit                     (5,688,000)             --     (18,883,000)              --
    Proceeds from issuance of stock, net of offering expenses                  --              --       5,163,000               --
    Principal payments on notes payable                                        --         (60,000)        (50,000)         (60,000)
    Exercise of stock options and warrants                                119,000              --         689,000          150,000
                                                                    -------------   -------------   -------------    -------------

               Net cash provided by (used in) financing activities        (44,000)        915,000       6,393,000          431,000
                                                                    -------------   -------------   -------------    -------------

Net increase (decrease) in cash and cash equivalents                     (648,000)        544,000         655,000       (1,491,000)
                                                                    -------------   -------------   -------------    -------------

Cash and cash equivalents at beginning of period                        2,347,000       2,525,000       1,044,000        4,560,000
                                                                    -------------   -------------   -------------    -------------
Cash and cash equivalents at end of period                          $   1,699,000   $   3,069,000   $   1,699,000    $   3,069,000
                                                                    =============   =============   =============    =============




      See accompanying notes to unaudited consolidated financial statements

                                                                      Three Months Ended                    Nine Months Ended
                                                                 -------------------------------     -------------------------------
                                                                 September 30      September 30      September 30      September 30
                                                                     2000              1999              2000              1999
                                                                 -------------     -------------     -------------     -------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                               $     121,000     $      52,000     $     381,000     $     110,000
                                                                 =============     =============     =============     =============

          Income taxes                                           $          --     $          --     $          --     $          --
                                                                 =============     =============     =============     =============

Supplemental disclosure of non-cash investing and
  financing activities:
       Issuance of common stock in payment of interest           $      82,000     $     103,000     $     251,000     $     193,000
                                                                 =============     =============     =============     =============

       Equipment acquired under capital leases                   $     234,000     $     328,000     $     511,000     $   1,469,000
                                                                 =============     =============     =============     =============

       Unrealized holding loss on investments                    $     185,000     $     410,000     $      72,000     $     410,000
                                                                 =============     =============     =============     =============

       Exchange of convertible notes to common stock             $     713,000     $          --     $     915,000     $          --
                                                                 =============     =============     =============     =============

       Issuance of treasury stock pursuant to
        anti-dilution provisions                                 $          --     $     930,000     $          --     $     930,000
                                                                 =============     =============     =============     =============

       Equipment and license acquired by issuing note payable    $          --     $     360,000     $          --     $     360,000
                                                                 =============     =============     =============     =============

       Exchange of preferred stock for convertible notes
        and warrants                                             $          --     $          --     $          --     $   5,449,000
                                                                 =============     =============     =============     =============

       Issuance of common stock in payment of accrued
        board compensation                                       $          --     $     247,000     $          --     $     247,000
                                                                 =============     =============     =============     =============

       Sale of assets of subsidiary in exchange for cash
         of $1,227,000 and stock of eBet Online                  $          --     $   1,297,000     $          --     $   1,297,000
                                                                 =============     =============     =============     =============

     See accompanying notes to unaudited consolidated financial statements.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

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

    The consolidated financial statements for the three months and nine months ended September 30, 2000 and 1999 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

    Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

2. INCOME (LOSS) PER SHARE

    Options, warrants, convertible preferred stock and convertible notes representing approximately 12,414,000, 4,462,000, 14,105,000, and 13,346,000
potentially dilutive common shares have been excluded from the computations of net income (loss) per share for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999, respectively, as their effect was anti-dilutive.

                                                                Three Months Ended                    Nine Months Ended
                                                        --------------------------------      --------------------------------
                                                        September 30,      September 30,      September 30,      September 30,
                                                            2000               1999               2000               1999
                                                        -------------      -------------      -------------      -------------
Numerator for diluted earnings (loss) per
share:
    Net income (loss) available to common
    shareholders                                        $  (1,208,000)     $     507,000      $  (3,871,000)     $    (799,000)
    Interest on 7% convertible notes                               --            103,000                 --                 --
                                                        -------------      -------------      -------------      -------------
                                                        $  (1,208,000)     $     610,000      $  (3,871,000)     $    (799,000)
                                                        =============      =============      =============      =============
Denominator:
   Denominator for basic earnings (loss) per share:
   Weighted average shares                                 34,237,000         28,573,000         32,613,000         28,235,000

Potential effect of dilutive securities:
   Employee stock options and director
   options                                                         --          1,497,000                 --                 --
   Warrants                                                        --            526,000
   Convertible preferred stock                                     --             61,000                 --                 --
   Convertible debt                                                --          4,637,000                 --                 --
                                                        -------------      -------------      -------------      -------------
   Potentially dilutive common stock                               --          6,721,000                 --                 --
                                                        -------------      -------------      -------------      -------------
Denominator for diluted earnings (loss) per
share:
   Adjusted weighted average shares
   and assumed conversions                                 34,237,000         35,294,000         32,613,000         28,235,000
                                                        =============      =============      =============      =============
Basic earnings (loss) per common share                  $       (0.04)     $        0.02      $       (0.12)     $       (0.03)
                                                        =============      =============      =============      =============
Diluted earnings (loss) per common share                $       (0.04)     $        0.02      $       (0.12)     $       (0.03)
                                                        =============      =============      =============      =============

3. SEGMENT INFORMATION

    The Company develops, produces and distributes interactive entertainment. The Company's reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network(R) and BUZZTIME(TM) divisions. NTN Network revenue is generated primarily from broadcasting content to customer locations through the NTN Network, an interactive television network, and from advertising sold on the NTN Network. NTN Network revenues comprised 98% of the Company's total revenue for the nine months ended September 30, 2000. BUZZTIME service revenue includes revenue from BUZZTIME and is generated primarily from the distribution of the Company's digital trivia game show content and "Predict-the-Play" sports games, as well as revenue related to advertising and production services for third parties. The following tables set forth certain information regarding the Company's segments and other operations:

                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                         --------------------------------      --------------------------------
                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                              2000               1999               2000               1999
                                         -------------      -------------      -------------      -------------
             Revenues
                 NTN Network             $   5,458,000      $   5,559,000      $  16,631,000      $  16,146,000
                 BUZZTIME                      172,000            222,000            356,000            800,000
                 Other                          67,000            106,000             87,000            439,000
                                         -------------      -------------      -------------      -------------

                 Total revenue           $   5,697,000      $   5,887,000      $  17,074,000      $  17,385,000
                                         =============      =============      =============      =============

             Operating income (loss)
                 NTN Network             $   1,790,000      $     798,000      $   2,843,000      $   3,461,000
                 BUZZTIME                   (1,302,000)          (417,000)        (3,263,000)        (1,143,000)
                 Corporate                  (1,503,000)        (1,864,000)        (3,448,000)        (4,689,000)
                 Other                          67,000            (15,000)            87,000            (44,000)
                                         -------------      -------------      -------------      -------------

             Operating loss              $    (948,000)     $  (1,498,000)     $  (3,781,000)     $  (2,415,000)
                                         =============      =============      =============      =============

4. SETTLEMENT WARRANTS

    The results for the nine months ended September 30, 2000 include a reversal of an accrued liability of approximately $1,793,000 for a potential redemption obligation, relating to Settlement Warrants, which expired in February 2000. The Settlement Warrants entitle the holder of a Settlement Warrant to purchase a share of the Company's Common Stock at a price of $0.96 during the period ending February 18, 2001. During the period from February 18, 2000 to February 18, 2001, the holders of the Settlement Warrants were to have the right to cause the Company to redeem the Settlement Warrants for a redemption price of $3.25 per Warrant (the "Put Right"); however, this Put Right expired by its terms on February 17, 2000 when the closing price per share of the Company's Common Stock on the American Stock Exchange reached $4.22 or above for the seventh trading day since the Settlement Warrants were issued. The Company has no further obligation to redeem or repurchase the Settlement Warrants.

5. PUBLIC OFFERING OF COMMON STOCK

    The Company raised gross proceeds of $6,000,000 in April 2000 through the underwritten sale of 2,000,000 shares of Common Stock pursuant to the Company's existing shelf registration. The net proceeds from the sale, which totaled approximately $5,163,000, were used primarily for working capital and general corporate purposes relating to the Company's launch of its new game portal, BUZZTIME and ongoing conversion of the NTN Network's hospitality locations to the Company's DITV technology.

6. SUBSEQUENT EVENT

    On November 14, 2000 the Company closed a private equity placement of $2,000,000 with two accredited investors (the "Buyers"). The Company sold a total of 1,218,583 shares of common stock to the Buyers. The shares were sold at a purchase price of $1.64125 per share.

    The Company also issued warrants to the Buyers to purchase 609,292 shares. Each warrant is exercisable for one share of the Company's common stock at an initial exercise price of $1.64125 per share of common stock. In addition, the Company agreed to issue to the Buyers, for no additional consideration, additional warrants to purchase 609,292 shares of its common stock at an initial price of $1.64125 per share of common stock in the event the Company raises less than $5 million in gross proceeds from the sale of the Company's common stock to entities other than the Buyers by May 14, 2001. The exercise price of all warrants will be reset every six months beginning May 14, 2001 to the average closing bid price for the 20 days prior to each sixth month anniversary if a lower exercise price would result. The warrants have a three-year life starting from the date of issuance.

    Pursuant to the terms of the private placement, each Buyer will be issued additional shares of common stock in the event the Company issues, at any time or from time to time during the six months immediately following November 14, 2000, any common stock or convertible securities without consideration or for a consideration per share less than the original purchase price per share paid by the Buyers. In addition, the Company also granted the Buyer a limited right of first refusal on subsequent offerings exercisable at the option of each Buyer during the twelve-month period ending November 14, 2001.

    The net proceeds from the offering, which totaled approximately $1,900,000, will be used primarily for working capital and general corporate purposes relating to the Company's further expansion of its DITV Network and infrastructure and continued BUZZTIME development.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

    This Quarterly Report contains forward looking statements regarding use of the proceeds from the recent sale of common stock, business strategies and other matters, which are subject to risks and uncertainties, including cash needs, competition, market acceptance and other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Report on Form 10-K for the fiscal year ended December 31, 1999, as amended by Form 10-K/A, reports on Form 8-K, and its quarterly reports on 10-Q for the periods ended March 31, 2000 and June 30, 2000, which risk factors are incorporated herein by reference.

GENERAL

         The Company is a developer and distributor of interactive game content. The Company operates its businesses through two operating divisions, the NTN Network and BUZZTIME, Inc. (BUZZTIME).

         The NTN Network is North America's largest "out-of-home" interactive television network. The unique private network, distributed by Internet-enhanced technology, broadcasts a variety of multi-player sports and trivia games 365 days a year to hospitality venues such as restaurants, sports bars, hotels, clubs and military bases totaling approximately 3,400 locations in North America ("Locations") as of October 1, 2000. A unique feature of NTN Network's interactive programming is that all players compete in real-time within each Location and are ranked at the end of each game against players in all Locations throughout North America. This enables each Location to create on-premises promotions to increase patron loyalty and allows NTN to capture national sponsors who want to use the competitions as a promotional tool.

         In April 1999, the Company upgraded the NTN Network by introducing a new Windows 98-based "Digital Interactive TV" system (DITV) to replace its decade-old DOS-based system. The new DITV system uses Windows-based development tools and multimedia capabilities, resulting in enhanced, high-resolution graphics and full-motion video, making broadcasts on the NTN Network more appealing.

         BUZZTIME, a wholly-owned subsidiary formed in December 1999, functions both as a game web site, BUZZTIME.com launched in May 2000, and as a developer and distributor of game content. As a developer, BUZZTIME will continue to augment our expansive interactive game libraries. As a distributor, BUZZTIME broadcasts live play-along game shows to a broad array of interactive networks and platforms, including the Internet and online services, interactive television and hand-held devices.

         The Company's current strategy for each of the two operating divisions is as follows: For the NTN Network, the strategy is to continue to lower operating costs while increasing the number of paying customers in the Network. To lower costs, the company's focus is on declining telecommunications and technology costs. To increase sales, the focus is on increasing targeted sales efforts in the top twenty metropolitan markets, using new forms of connectivity, including DSL, to reach locations not previously available. The strategy also calls for using newly available and inexpensive broadband connectivity and the availability of inexpensive wireless Internet appliances to deliver new content and services, for additional revenues, to both locations and their consumers. For BUZZTIME, the Company intends to focus increasingly on the distribution of BUZZTIME content to Interactive Television (ITV) markets and to wireless devices. These channels should both increase future direct revenues and increase player registrations and loyalty, regardless of the consumer's point of access. The NTN Network will continue to be a key element in promoting the BUZZTIME brand. In addition, the Company expects to generate revenues through a combination of direct consumer marketing, advertising, game sponsorships, pay-to-play and subscription models across all platforms. There can be no assurance, however, that the Company will be successful in executing this strategy.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

    Operations for the three months ended September 30, 2000 resulted in a net loss of $1,208,000 compared to net income of $507,000 for the three months ended September 30, 1999. The results for the third quarter 1999 include a gain of $2,254,000 related to the sale of the assets of its wholly-owned subsidiary, IWN, Inc. to eBet Limited in exchange for $1,227,000 in cash and 4,000,000 shares of eBet Online stock. Excluding this gain, operations for the three months ended September 30, 1999 resulted in a net loss of $1,747,000.

    Total revenues decreased 3% to $5,697,000 for the three months ended September 30, 2000 from $5,887,000 for the three months ended September 30, 1999. This decrease was primarily due to a decrease in NTN Network revenues, America Online fees and other revenues. America Online fees decreased as the Company wound down such exclusive relationships to pursue Internet and interactive initiatives through its BUZZTIME subsidiary.

    NTN Network revenues revenue decreased 2% to $5,458,000 for the three months ended September 30, 2000 from $5,559,000 for the three months ended September 30, 1999. This decrease was primarily due to a decrease of $195,000 in setup, installation, and training revenue for the three months ended September 30, 2000, as approximately 325 DITV systems were installed, including both new customers and conversions from the original network during the three months ended September 30, 2000, compared to 596 DITV systems for the three months ended September 30, 1999. It was also influenced by decreases of approximately $73,000, in hospitality subscription revenues attributable to a lower billing rate structure associated with the DITV network as compared to the original network. The lower billing rate structure was introduced in order to incent DOS-based customers to convert to the DITV system and to grow the number of hospitality sites receiving the DITV service. The total number of sites as of September 30, 2000 was 2,906, representing a net increase of approximately 100 sites compared to September 30, 1999. At September 30, 2000, approximately 83% of the sites have been converted to the DITV network compared to approximately 33% of the sites converted as of September 30, 1999. Advertising revenue for hospitality increased 69%, or $137,000, to $337,000 for the three months ended September 30, 2000 from $200,000 for the three months ended September 30, 1999 due to new advertising contracts that did not exist for the three months ended September 30, 1999.

    BUZZTIME service revenue increased to $172,000 for the three months ended September 30, 2000 from $72,000 for the three months ended September 30, 1999. Included in BUZZTIME service revenue for the three months ended September 30, 2000 was advertising revenue of $85,000 and production revenue of $87,000. The increase was due primarily to new contracts for advertising that did not exist for the three months ended September 30, 1999.

    America Online ("AOL") fees were zero for the three months ended September 30, 2000, compared to $150,000 for the three months ended September 30, 1999. The Company's contract with AOL expired on December 1, 1999, at which time a new contract was signed, under which the Company will not generate revenue from AOL. Under the terms of the new nonexclusive contract, the Company has access to AOL's 25 million subscribers allowing promotion of the BUZZTIME web site on several AOL channels. The contract with AOL expires on November 30, 2000.

    Other revenues decreased 37% to $67,000 for the three months ended September 30, 2000 from $106,000 for the three months ended September 30, 1999. Included in other revenues for the three months ended September 30, 1999 was approximately $99,000 of revenues from IWN, Inc. No revenue was recorded for IWN, Inc. for the three months ended September 30, 2000 due to the sale of its assets in August 1999.

    Direct operating costs decreased 15% to $1,499,000 for the three months ended September 30, 2000 from $1,759,000 for the three months ended September 30, 1999. Playmaker repairs, miscellaneous parts, and technical site service costs decreased approximately $145,000, in aggregate, which is attributable to new equipment at the sites for the DITV network which requires less repair and servicing than the DOS-based network equipment. Additionally, installation expenses decreased $95,000 for the three months ended September 30, 2000 as there were 271 fewer installations compared to the three months ended September 30, 1999. The conversion to the DITV network is expected to be complete by Spring 2001.

    Selling, general and administrative expenses increased 1% to $3,827,000 for the three months ended September 30, 2000 from $3,774,000 for the three months ended September 30, 1999. Salaries, payroll taxes, benefits, recruiting fees and other employee related expenses increased by approximately $503,000 during the three months ended September 30, 2000 due to an increase in the number of employees related to the development and launch of the Internet web site, interactive television and wireless applications as compared to the three months ended September 30, 1999. Additionally, stock-based compensation expense increased to $497,000 for the three months ended September 30, 2000 from $35,000 for the three months ended September 30, 1999. These noncash charges result from the issuance of warrants and options to employees and non-employees, which can vary from period-to-period. Hosting fees associated with the web site of approximately $180,000 were incurred for the three months ended September 30, 2000. No similar hosting fees were recorded for the three months ended September 30, 1999. The Company expects to incur hosting fees for the three months ending December 31, 2000 of approximately $125,000. These increases were partially offset by a decrease in bad debt expense of approximately $390,000 primarily related to improved collections. Consulting expenses decreased approximately $294,000 related to Year 2000 efforts for the three months ended September 30, 1999. Equipment lease expense decreased for the three months ended September 30, 2000 by $180,000 due to the payoff of such leases during 1999. Marketing expenses decreased approximately $133,000 for the three months ended September 30, 2000 due to additional expenses incurred for the three months ended September 30, 1999 related to the DITV Network.

    Depreciation and amortization expense decreased 25% to $1,222,000 for the three months ended September 30, 2000 from $1,623,000 for the three months ended September 30, 1999 due to the DOS-based network equipment being fully depreciated by June 30, 2000. This decrease is offset by an increase in depreciation for the quarter due to recent capitalized purchases. Depreciation and amortization expense is expected to increase in future periods due to the recent and planned future purchases of broadcast equipment for the DITV network and equipment and software purchased for the web site.

    Research and development expenses were $97,000 for the three months ended September 30, 2000, compared to $229,000 for the three months ended September 30, 1999. The current period expenses resulted from the Company's research and development efforts related to the next generation of the DITV network and development of an Internet web site. For the three-month period ended September 30, 1999, the Company's research and development efforts focused primarily on the upgrade of the NTN network as well as Internet web sites and Internet stations.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

    Operations for the nine months ended September 30, 2000 resulted in a net loss of $3,871,000 compared to a net loss of $799,000 for the nine months ended September 30, 1999. The results for the nine months ended September 30, 2000 included a one-time expense reduction of approximately $1,793,000 related to the reversal of an accrued liability for Settlement Warrants. The operating results for the nine months ended September 30, 1999 include a gain of $2,254,000 related to the sale of the assets of its wholly-owned subsidiary, IWN, Inc. to eBet Limited in exchange for $1,227,000 in cash and 4,000,000 shares of eBet Online stock. Excluding the one-time expense reduction in 2000 and the one-time gain in 1999, the Company's net loss for the nine months ended September 30, 2000 was $5,664,000 compared to a net loss of $3,053,000 for the nine months ended September 30, 1999.

    Total revenues decreased 2% to $17,074,000 for the nine months ended September 30, 2000 from $17,385,000 for the nine months ended September 30, 1999. This decrease was primarily due to a decrease in America Online fees and other revenues as the Company wound down such exclusive relationships to pursue Internet and interactive initiatives through BUZZTIME.

    NTN Network revenues increased 3% to $16,631,000 for the nine months ended September 30, 2000 from $16,146,000 for the nine months ended September 30, 1999. This increase was due primarily to an increase in rates charged for the setup, installation and training for the DITV network as compared to the original network. Advertising revenue for hospitality also increased to $1,070,000 for the nine months ended September 30, 2000 from $468,000 for the nine months ended September 30, 1999 due to new advertising contracts that did not exist for the nine months ended September 30, 1999. These increases were partially offset by a decrease in hospitality subscription revenues attributable to a lower billing rate structure associated with the DITV network as compared to the original network. During the nine months ended September 30, 2000, approximately 1,055 DITV systems were installed compared to 936 DITV sites installed for the nine months ended September 30, 1999.

    BUZZTIME service revenue increased 19% to $356,000 for the nine months ended September 30, 2000 from $300,000 for the nine months ended September 30, 1999. Included in BUZZTIME service revenue for the nine months ended September 30, 2000 was advertising revenue of $125,000 and production revenue of $231,000. The increase was due to new contracts for advertising that did not exist for the nine months ended September 30, 1999. This increase was partially offset by a decrease in production revenue due to the expiration of the Company's contract with GTE Mainstreet, in February 2000.

    AOL fees were zero for the nine months ended September 30, 2000, compared to $500,000 for the nine months ended September 30, 1999. The Company's contract with AOL expired on December 1, 1999, at which time a new contract was signed as described above, under which the Company will not generate revenue from AOL.

    Other revenues decreased 82% to $87,000 for the nine months ended September 30, 2000 from $439,000 for the nine months ended September 30, 1999. Included in other revenue for the nine months ended September 30, 1999 was approximately $269,000 of revenue from IWN, Inc. and approximately $84,000 of equipment sales. No revenue was recorded for IWN, Inc. or equipment sales for the nine months ended September 30, 2000.

    Direct operating costs increased 13% to $4,556,000 for the nine months ended September 30, 2000 from $4,047,000 for the nine months ended September 30, 1999. This increase was due primarily to increased ISP charges of $535,000 due to additional services needed to support the DITV network for the nine months ended September 30, 2000. Advertising commissions increased by $150,000 directly related to the increase in hospitality advertising revenue. License fees also increased for the three months ended September 30, 2000 due to the settlement of an accrued liability for license fees that was less than had been estimated for the three months ended September 30, 1999. As a result, the Company reduced the accrued expenses and direct operating costs by approximately $180,000 related to the settlement. These increases were partially offset by a decrease of approximately $370,000, in aggregate, for playmaker repairs, miscellaneous parts and technical site service which is attributable to new equipment at the sites for the DITV network which requires less repair and servicing than the DOS-based network equipment. The conversion to the DITV network is expected to be complete by Spring 2001.

    Selling, general and administrative expenses increased 5% to $10,950,000 for the nine months ended September 30, 2000 from $10,466,000 for the nine months ended September 30, 1999. The Company reduced selling, general and administrative expenses by approximately $1,252,000 and reversed the previously recorded interest expense by approximately $541,000 during the nine months ended September 30, 2000, due to a one-time expense reduction of approximately $1,793,000 related to the reversal of an accrued liability for Settlement Warrants. Excluding the one-time expense reduction, selling general and administrative expenses totaled $12,202,000 for the nine months ended September 30, 2000. Salaries, payroll taxes, benefits, recruiting fees and other related employee expenses increased by approximately $1,988,000 for the nine months ended September 30, 2000 due to an increase in the number of employees related to the development and launch of the Internet web site, interactive television and wireless applications as compared to the nine months ended September 30, 1999. Stock-based compensation expense increased approximately $719,000 to $810,000 for the nine months ended September 30, 2000 from $91,000 for the nine months ended September 30, 1999. The charges resulted from the issuance of warrants and options to employees and non-employees, which can vary from period-to-period. Hosting fees associated with the web site of approximately $180,000 were incurred for the nine months ended September 30, 2000. No similar hosting fees were recorded for the nine months ended September 30, 1999. These increases were partially offset by a decrease in equipment lease expense for the nine months ended September 30, 2000 of $684,000 due to the payoff of such leases during 1999. Bad debt expense decreased approximately $228,000 for the nine months ended September 30, 2000 primarily related to improved collections. Excluding the one-time expense reduction, professional fees decreased to $262,000 for the nine months ended September 30, 2000 from $542,000 for the nine months ended September 30, 1999.

    Depreciation and amortization expense increased 6% to $5,029,000 for the nine months ended September 30, 2000 from $4,763,000 for the nine months ended September 30, 1999 due to purchases of DITV equipment and BUZZTIME equipment which was placed in service in 2000. This increase is partially offset by a decrease in depreciation due to the DOS-based network equipment being fully depreciated by June 30, 2000. Depreciation and amortization expense is expected to increase in future periods due to the recent and planned future purchases of broadcast equipment for the DITV network and equipment and software purchased for the web site.

    Research and development expenses were $320,000 for the nine months ended September 30, 2000, compared to $524,000 for the nine months ended September 30, 1999. The current period expenses resulted from the Company's research and development efforts related to the next generation of the DITV network, a new Internet web site, wireless and interactive applications and Internet stations. For the nine-month period ended September 30, 1999, the Company's research and development efforts focused primarily on the upgrade of the NTN network and Internet web sites.

    Interest expense, net, includes a one-time expense reduction of approximately $541,000 from the reversal of the Settlement Warrant liability during the nine months ended September 30, 2000. Excluding the one-time expense reduction, interest expense, net, totaled $852,000 for the nine months ended September 30, 2000 compared to $699,000 for the nine months ended September 30, 1999. This increase in interest expense relates to the Company's revolving line of credit, other notes payable and additional capital leases for equipment acquisitions which were added in mid to late 1999.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2000, the Company had cash and cash equivalents of $1,699,000 and working capital of $35,000, compared to cash and cash equivalents of $1,044,000 and working capital of $921,000 at December 31, 1999. Net cash provided by operations was $489,000 for the nine months ended September 30, 2000 and $967,000 for the nine months ended September 30, 1999. The principal uses of cash from operations for the nine months ended September 30, 2000 were to fund the Company's net loss, which include BUZZTIME start-up costs, and for severance payments made by the Company in compliance with management resignation agreements executed in March 1997 with former officers totaling $392,000. Depreciation, amortization and other non-cash charges offset the uses. Net cash used in investing activities was $6,227,000 for the nine months ended September 30, 2000 and $2,889,000 for the nine months ended September 30, 1999. Included in net cash used in investing activities for the nine months ended September 30, 2000 was $7,569,000 in capital expenditures offset by deposits on broadcast equipment of $574,000, proceeds from the sale of investments available for sale of $538,000 and notes receivable of $138,000 for the nine months ended September 30, 2000. Net cash provided by financing activities was $6,393,000 for the nine months ended September 30, 2000 and $431,000 for the nine months ended September 30, 1999. Net cash provided by financing activities for the nine months ended September 30, 2000 included $5,163,000 of proceeds from issuance of stock, net of offering expenses, $1,286,000 of net proceeds from the revolving line of credit, and $689,000 of proceeds from the exercise of stock options and warrants offset by $695,000 of principal payments on capital leases.

    The Company announced on November 14, 2000 that it closed a private equity placement of $2,000,000 with two accredited investors (the "Buyers"). The Company sold a total of 1,218,583 shares of common stock to the Buyers. The shares were sold at a purchase price of $1.64125 per share. The Company also issued warrants to the Buyers to purchase 609,292 shares. Each warrant is exercisable for one share of the Company's common stock at an initial exercise price of $1.64125 per share of common stock. In addition, the Company agreed to issue to the Buyers, for no additional consideration, additional warrants to purchase 609,292 shares of its common stock at an initial price of $1.64125 per share of common stock in the event the Company raises less than $5 million in gross proceeds from the sale of the Company's common stock to entities other than the Buyers by May 14, 2001. The exercise price of all warrants will be reset every six months beginning May 14, 2001 to the average closing bid price for the 20 days prior to each sixth month anniversary if a lower exercise price would result. The warrants have a three-year life starting from the date of issuance.

    Pursuant to the terms of the private placement, each Buyer will be issued additional shares of common stock in the event the Company issues, at any time or from time to time during the six months immediately following November 14, 2000, any common stock or convertible securities without consideration or for a consideration per share less than the original purchase price per share paid by the Buyers. In addition, the Company also granted the Buyers a limited right of first refusal on subsequent offerings exercisable at the option of each Buyer during the twelve-month period ending November 14, 2001.

    The net proceeds from the offering, which totaled approximately $1,900,000, will be used primarily for working capital and general corporate purposes relating to the Company's further expansion of its DITV Network and infrastructure and continued BUZZTIME development.

    The Company currently has a revolving line of credit agreement which provides for borrowings not to exceed the lesser of $4,000,000 or three times trailing monthly collections or three times annualized trailing adjusted EBITDA. As of November 14, 2000, the maximum of $4,000,000 was available to us. Additionally, the Company has approximately $14,000,000 of common stock remaining under its existing shelf registration for possible future sale to meet its liquidity needs.

    The Company plans to pursue a direct investment for BUZZTIME, its wholly-owned subsidiary, of up to approximately $10 million in total over the next twelve months. Such an investment, which is not expected to exceed 50%, would be sufficient to support BUZZTIME operations through December 31, 2001. Until such a transaction is entered into, NTN will continue to invest in BUZZTIME initiatives from its cash on hand, funds available under its line of credit and anticipated cash flows.

    The NTN Network will also pursue additional funding over the next twelve months of up to approximately $5 million in total. If obtained, this capital will be used to fund growth of installations and for research and development for new applications and technologies in its Hospitality market. The Company believes this additional funding from the cash sources described above and possible investment in BUZZTIME will be sufficient to support its operations through December 31, 2002.

    Without an immediate direct investment in BUZZTIME, the Company believes that cash flow from operations and its current cash, together with funds available under the revolving line of credit, will be sufficient to support its operations and provide for budgeted capital expenditures and liquidity requirements through March 31, 2001.

    The Company's long-term liquidity requirements will depend on many factors, including, but not limited to, the rate at which the Company expands its business, whether internally or through strategic alliances. In the long term, as described above, the Company will be required to raise additional funds through public or private financing to achieve its initiatives. No assurance can be given that additional financing will be available or that, if available, it will be on terms acceptable to the Company.

    The Company's 7% Senior Subordinated Notes mature on February 1, 2001 (the "Notes"). Upon maturity of the Notes, the Company will be required to pay to each of the two Note holders $2,000,000 less any amount of principal converted to common stock by the holders prior to February 1, 2001. If the Notes become payable in cash, the Company will likely need to refinance the terms of the Notes in order to meet its obligations. There can be no assurance that the Company will be successful in refinancing the Notes or that the Notes would be refinanced on terms acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of September 30, 2000, the Company owned an investment available for sale which is common stock of an Australian company that is subject to market risk. During the nine months September 30, 2000, the Company recorded an unrealized gain of $72,000 associated with the investment. The Company is exposed to risks related to currency exchange rates and stock market fluctuations associated with the investment.

    The Company is also exposed to risks related to interest rates. The Company has a line of credit at a rate equal to the Prime Rate plus 1.5% per annum, which cannot be less than 9% per annum. A significant increase in interest rates could have an adverse affect on the Company's financial condition or results of operations.

    The Company does not have derivative financial instruments.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 5, 2000, approximately 38,000 shares of Common Stock were issued in a private transaction in payment of interest of approximately $82,000 on the outstanding 7% senior convertible notes.

On July 10, 2000, the Company issued stock options to purchase shares of Common Stock to a member of the board of directors for consulting services. These stock options enable the holder to purchase 100,000 common shares at a price of $2.25 per share for a period of five years. The stock options vested upon the date of grant.

On July 12, 2000, the Company issued warrants to purchase shares of Common Stock to an advertising and marketing firm retained by the Company's wholly-owned subsidiary to provide advertising and marketing services. These warrants enable the holder to purchase 25,000 shares at a price of $2.375 per share for a period of three years. The warrants shall vest in full and become exercisable six months from the date of grant.

On July 13, 2000, approximately $713,000 principal amount of the 7% senior convertible notes was converted into approximately 560,000 shares of Common Stock in accordance with the terms of the notes.

Each offering was made without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Incorporated by reference to the quarterly report on 10Q for the period ended June 30, 2000.

ITEM 5. OTHER INFORMATION.

In September 2000, the board of directors appointed Stephen L. Gray to the position of Chief Technical Officer. Mr. Gray joined the company in April 2000 as a consultant acting as Vice President of Technology.

ITEM 6. EXHIBITS AND REPORTS ON REPORT 8-K.

(a)    Exhibits

10.10  Warrant Certificate, dated August 1, 2000, issued to Gray & Yorg, LLC (1)

27     Financial Data Schedule. (1)

(b)    Reports on Form 8-K

       None.

--------

(1)     Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            NTN COMMUNICATIONS, INC.

Date: November 14, 2000

                                            By: /s/ Zach Vela
                                               --------------------------
                                                Zach Vela
                                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  ------------
10.10    Warrant Certificate, dated August 1, 2000, issued to Gray & Yorg, LLC (1)

27       Financial Data Schedule. (1)


----------

(1)       Filed herewith.