Form 10-Q/A
period 2000-03-31
NTN COMMUNICATIONS INC
filed 2001-03-02
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A

                               (Amendment No. 1)


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

                                  FORM 10-Q/A

                          PERIOD ENDED MARCH 31, 2000

                            NTN COMMUNICATIONS, INC.



ITEM                                                                                   PAGE
----                                                                                   ----
PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements.................................................3
                      Consolidated Balance Sheets..........................................4
                      Consolidated Statements of Operations................................5
                      Consolidated Statements of Cash Flows................................6
                      Notes to Consolidated Financial Statements...........................8

         Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations................................................9

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk..........12

Signature.................................................................................13

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
                                                                          =============    =============


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                                     Three Months Ended
                                                               ------------------------------
                                                                March 31,         March 31,
                                                                   2000             1999
                                                               -------------    -------------
Revenues:
    Hospitality revenues                                       $   5,765,000    $   5,227,000
    Internet revenues                                                 82,000          110,000
    America Online fees                                                   --          180,000
    Other revenues                                                    16,000          170,000
                                                               -------------    -------------

          Total revenues                                           5,863,000        5,687,000
                                                               -------------    -------------

Operating expenses:
    Direct operating costs of services                             3,070,000        2,535,000
    Selling, general and administrative                            3,335,000        2,665,000
    Litigation, legal and professional fees                       (1,074,000)         242,000
    Equipment lease expense                                               --          234,000
    Stock-based compensation expense                                 194,000           39,000
    Depreciation and amortization                                    393,000          307,000
    Bad debt expense                                                 375,000          193,000
    Research and development                                         147,000          135,000
                                                               -------------    -------------

          Total operating expenses                                 6,440,000        6,350,000
                                                               -------------    -------------

Operating loss                                                      (577,000)        (663,000)
                                                               -------------    -------------

Other income (expense):
    Interest income (expense), net                                   237,000         (159,000)
    Other                                                            146,000          (10,000)
                                                               -------------    -------------

          Total other income (expense)                               383,000         (169,000)
                                                               -------------    -------------

Income (loss) before income taxes                                   (194,000)        (832,000)

Provision for income taxes                                                --               --
                                                               -------------    -------------

          Net income (loss)                                    $    (194,000)   $    (832,000)
                                                               =============    =============



Net income (loss) per common share - basic and diluted         $       (0.01)   $       (0.03)
                                                               =============    =============

Weighted average shares outstanding - basic and diluted           30,500,000       27,875,000
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

3.  SEGMENT INFORMATION


    The Company develops, produces and distributes interactive entertainment. The Company's reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network and BUZZTIME.com divisions. Hospitality revenue is generated primarily from broadcasting content to customer locations through an interactive television network. Hospitality revenues comprise 98% of the Company's total revenue. Revenue from BUZZTIME.com is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games, as well as revenue related to advertising and production services for third parties. Revenues from the BUZZTIME segment also includes fees earned from AOL. The following tables set forth certain information regarding the Company's segments and other operations:



                                    Three Months Ended
                                --------------------------
                                 March 31,      March 31,
                                   2000           1999
                                -----------    -----------
Revenues
          NTN Network           $ 5,771,000    $ 5,282,000
          BUZZTIME.com(1)            82,000        290,000
          Corporate                  10,000         21,000
          Other                          --         94,000
                                -----------    -----------

          Total Revenue         $ 5,863,000    $ 5,687,000
                                ===========    ===========

Operating income (loss)
          NTN Network           $   565,000    $ 1,369,000
          BUZZTIME.com             (848,000)      (544,000)
          Corporate                (294,000)    (1,469,000)
          Other                          --        (19,000)
                                -----------    -----------

          Operating loss        $  (577,000)   $  (663,000)
                                ===========    ===========

----------
(1) Includes AOL fees of $0 and $180,000 for the three months ended March 31,
    2000 and March 31, 1999, respectively.

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

6.  SUBSEQUENT EVENTS

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


         In April 1999, the Company upgraded the NTN Network by introducing a new Windows 98-based "Digital Interactive TV" system (DITV) to replace its decade-old DOS-based system. The new DITV system uses Windows-based development tools and multimedia capabilities, resulting in enhanced, high-resolution graphics and full-motion video, making broadcasts on the NTN Network more appealing. As of March 2000, approximately 54% of the NTN Network has been converted to the new digital system. NTN estimates that it will convert about 82% of its network to the digital system. About 15% of the network will continue to run on the DOS-band system under the Canadian license. NTN anticipates service will be terminated on the remaining 3% of the systems under the terms of the existing contracts.


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


    Hospitality revenues increased 10% to $5,765,000 for the three months ended March 31, 2000 from $5,227,000 for the three months ended March 31, 1999. This increase is primarily due to an increase in rates charged for the setup, installation and training for the DITV network as compared to the original network. During the three months ended March 31, 2000, approximately 375 DITV systems were installed. Included in hospitality revenues are revenues from the Company's Canadian licensee totaling $321,000 for the three months ended
March 31, 2000. Advertising revenue for hospitality also increased to $399,000 for the three months ended March 31, 2000 from $83,000 for the three months ended March 31, 1999 due to new advertising contracts that did not exist for the three months ended March 31, 1999. Hospitality revenue is generated primarily from broadcasting content and advertising to customer locations. The direct costs associated with these revenues include the cost of installing the equipment at the customer location, marketing visits, technical service, freight, telecommunication, sales commission, parts, repairs, and depreciation of the equipment placed in service and materials.



    Internet revenues decreased 25% to $82,000 for the three months ended March 31, 2000 from $110,000 for the three months ended March 31, 1999. The decrease was largely due to the expiration of the Company's contract with GTE Mainstreet, which occurred in February 2000. Internet revenues are generated primarily from advertising and production services. The direct costs associated with these revenues are license fees and server hosting fees.



    America Online ("AOL") fees were zero for the three months ended March 31, 2000, compared to $180,000 for the three months ended March 31, 1999. The Company's contract with AOL expired on December 1, 1999, at which time a new contract was signed. Under the terms of the new nonexclusive contract the Company will have access to AOL's 21 million subscribers allowing promotion of the BUZZTIME.com website on each of thirteen AOL channels. The Company will receive extensive promotional branding and revenue opportunities, however, it will receive little or no revenue directly from AOL. America Online fees relate to the fees paid by AOL in connection with an exclusive agreement whereby NTN provided trivia content in exchange for a fee. There are no direct costs related to these fees.



    Other revenues decreased 91% to $16,000 for the three months ended March 31, 2000 from $170,000 for the three months ended March 31, 1999. Included in other revenue for the three months ended March 31, 1999 was approximately $94,000 of revenue from IWN, Inc. and approximately $51,000 of deferred revenue from equipment sales. No revenue was recorded for IWN or equipment sales for the three months ended March 31, 2000 as the Company sold the assets of IWN in August 1999 to eBet Online Limited and concluded the recognition of deferred revenue associated with prior equipment sale-leasebacks. The Company stopped selling equipment to its customers in 1998.

    Direct operating costs of services increased 21% to $3,070,000 for the three months ended March 31, 2000 from $2,535,000 for the three months ended March 31, 1999. This increase was due primarily to increased ISP charges of $314,000 due to additional services needed to support the DITV network for the three months ended March 31, 2000, and to a lesser extent, to expenses of approximately $114,000 associated with an increase in the number of sites installed, increased freight expenses associated with shipping equipment to the sites and an increase in the number of sales commissions paid in connection with the roll out of the DITV network for the three months ended March 31, 2000. Depreciation and amortization increased by net amount of approximately $147,000, directly related to an increase in capitalized purchases of broadcast equipment for the DITV network offset by a decrease in amortization for capitalized software as the software becomes fully amortized. Advertising commissions also increased by approximately $116,000 directly related to the increase in hospitality advertising revenue. These increases were partially offset by a decrease of approximately $130,000 for technical site service costs which can be attributed to new equipment at the sites for the DITV network which have required less servicing than the 49 MHz network equipment. The Company expects direct operating costs to continue to increase as sites are converted to the DITV network and for ongoing ISP charges compared to prior periods. The conversion is expected to be complete in the fall of 2000.

    Selling, general and administrative expenses increased 25% to $3,335,000 for the three months ended March 31, 2000 from $2,665,000 for the three months ended March 31, 1999. Salaries and related payroll taxes, benefits and recruiting fees increased approximately $653,000 for the three months ended March 31, 2000 due to an increase in the number of employees as compared to the three months ended March 31, 1999. Consulting expenses increased approximately $108,000 related to the launch of the Internet website and investor relations for the three months ended March 31, 2000.


    Bad debt expense increased 94% to $375,000 for the three months ended March 31, 2000 from $193,000 for the three months ended March 31, 1999. This increase is directly related to continuing evaluation of the uncollectible accounts.


    Due to a one-time reduction of approximately $1,793,000 related to the expiration of the put right liability for Settlement Warrants which resulted in a reversal of an accrued liability the Company reduced litigation, legal and professional fee expenses by approximately $1,252,000 and reversed the previously recorded interest expense by approximately $541,000 during the three months ended March 31, 2000. Excluding the one-time expense reduction, professional fees decreased to $178,000 for the three months ended March 31, 2000 from $242,000 for the three months ended March 31, 1999.


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

SEGMENT ANALYSIS

     The Company's operations are to develop and distribute interactive entertainment. Revenues generated by the two most significant segments are as follows:



                   Three Months Ended             Three Months Ended
Segment              March 31, 2000                 March 31, 1999
-------            ------------------             ------------------
Hospitality       5,771,000     99%               5,282,000     95%

BUZZTIME             82,000      1%                 290,000      5%
                  ---------    ---                ---------    ---
Total             5,853,000    100%               5,572,000    100%
                  =========    ===                =========    ===



     Hospitality revenues increased 9.3% in 2000 over 1999 due primarily to an increase in fees charged for the setup, installation and training for the DITV Network as compared to the original NTN Network.

     BUZZTIME revenues decreased 72% in 2000 over 1999 due primarily to a decrease of $180,000 of fees earned from AOL as a result of the expiration of the contract on December 1, 1999 and a decrease of fees earned from GTE Mainstreet of $67,000. This decrease was offset by additional advertising revenue of $25,000 and a slight increase in other production fees.

     Operating income (loss) by segment are illustrated below:



                   Three Months Ended       Three Months Ended
Segment              March 31, 2000           March 31, 1999
-------            ------------------       ------------------
Hospitality             565,000                  1,369,000

BUZZTIME               (848,000)                  (544,000)
                      ---------                  ---------
Total                  (283,000)                  (825,000)
                      =========                  =========



     The Hospitality operating income was 59% lower in the first quarter 2000 over the first quarter 1999. The decrease was primarily a result of an increase in depreciation of $622,000. The increase in depreciation is attributable to the digital network equipment purchased. Additionally, SG&A expenses increased by $243,000 due primarily to increased salary expense associated with technology and management personnel additions.

     BUZZTIME operating loss was $444,000 higher in the first quarter 2000 over the first quarter 1999. Lower revenues of $208,000 combined with increases in operating expenses of $534,000 due to increased staffing were offset by a reduction in depreciation and amortization expense of $447,000 as a result of assets becoming fully amortized in 1999.


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


RECENT ACCOUNTING PRONOUNCEMENTS


     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." SAB 101 will not be effective until the Company's fourth fiscal quarter of 2001. The Company believes that the implementation of SAB 101 will have an impact on the Company's revenue recognition related to fees associated with the installation of broadcast equipment. The Company is in the process of evaluating the impact that SAB 101 will have on its financial position and results of operations.


     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation will become effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not believe that implementation of this standard will have a material impact on the results of operations, liquidity or financial position.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     NTN is exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of March 31, 2000, NTN owned common stock of an Australian company that is subject to market risk. At March 31, 2000, the carrying value of this investment was $1,017,000, which includes a $37,000 unrealized gain. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At March 31, 2000, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $102,000 in the carrying value of the investment.

     NTN has outstanding convertible notes which bear interest at 7% per annum and line of credit borrowings which bear a rate equal to the Prime Rate plus 1.5% per annum, which cannot be less than 9% per annum. At December 31, 1999, a hypothetical one percentage point increase in the Prime Rate would result in an increase of $25,000 in annual interest expense.


     The Company does not have derivative financial instruments.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            NTN COMMUNICATIONS, INC.


Date:  March 1, 2001



                                         By: /s/ Kendra Berger
                                            ----------------------------------
                                         Kendra Berger
                                         Authorized Signatory