Form 10-Q/A
period 2000-06-30
NTN COMMUNICATIONS INC
filed 2001-03-02
CIK 748592

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

                                  FORM 10-Q/A

                           PERIOD ENDED JUNE 30, 2000

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
                                                                                ============      ============



      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                                    Three Months Ended                  Six Months Ended
                                                              ------------------------------      ------------------------------
                                                                June 30           June 30           June 30           June 30
                                                                  2000              1999              2000              1999
                                                              ------------      ------------      ------------      ------------
Revenues:
    Hospitality revenues                                      $  5,408,000      $  5,360,000      $ 11,173,000      $ 10,587,000
    Internet revenues                                              102,000           118,000           184,000           228,000
    America Online fees                                                 --           170,000                --           350,000
    Other revenues                                                   4,000           163,000            20,000           333,000
                                                              ------------      ------------      ------------      ------------

          Total revenues                                         5,514,000         5,811,000        11,377,000        11,498,000
                                                              ------------      ------------      ------------      ------------

Operating expenses:
    Direct operating costs of services                           2,990,000         2,255,000         6,060,000         4,791,000
    Selling, general and administrative                          4,233,000         3,319,000         7,063,000         6,692,000
    Depreciation and amortization                                  471,000           331,000           864,000           637,000
    Research and development                                        76,000           160,000           223,000           295,000
                                                              ------------      ------------      ------------      ------------

          Total operating expenses                               7,770,000         6,065,000        14,210,000        12,415,000
                                                              ------------      ------------      ------------      ------------

Operating loss                                                  (2,256,000)         (254,000)       (2,833,000)         (917,000)
                                                              ------------      ------------      ------------      ------------

Other income (expense):
    Interest income (expense), net                                (228,000)         (205,000)            9,000          (364,000)
    Other                                                           15,000           (15,000)          161,000           (25,000)
                                                              ------------      ------------      ------------      ------------

          Total other income (expense)                            (213,000)         (220,000)          170,000          (389,000)
                                                              ------------      ------------      ------------      ------------

Income (loss) before income taxes                               (2,469,000)         (474,000)       (2,663,000)       (1,306,000)

Provision for income taxes                                              --                --                --                --
                                                              ------------      ------------      ------------      ------------

          Net income (loss)                                   $ (2,469,000)     $   (474,000)     $ (2,663,000)     $ (1,306,000)
                                                              ============      ============      ============      ============

Net income (loss) per common share - basic and diluted        $      (0.07)     $      (0.02)     $      (0.08)     $      (0.05)
                                                              ============      ============      ============      ============

Weighted average shares outstanding - basic and diluted         33,061,000        28,249,000        31,788,000        28,063,000
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

3. SEGMENT INFORMATION


    The Company develops, produces and distributes interactive entertainment. The Company's reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network and BUZZTIME divisions. Hospitality revenue is generated primarily from broadcasting content to customer locations through an interactive television network and from advertising sold on the network. Hospitality revenues comprise 98% of the Company's total revenue. Internet revenue includes revenue from BUZZTIME and is generated primarily from the distribution of the Company's digital trivia game show content and "Play-Along" sports games, as well as revenue related to advertising and production services for third parties. Revenues from the BUZZTIME segment also include fees earned from AOL. The following tables set forth certain information regarding the Company's segments and other operations:



                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                   ------------------------------      ------------------------------
                                     JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                       2000              1999              2000              1999
                                   ------------      ------------      ------------      ------------
     REVENUES
         NTN Network               $  5,410,000      $  5,394,000      $ 11,181,000      $ 10,676,000
         BUZZTIME(1)                    102,000           288,000           184,000           578,000
         Other                            2,000           129,000            12,000           244,000
                                   ------------      ------------      ------------      ------------

         Total revenue             $  5,514,000      $  5,811,000      $ 11,377,000      $ 11,498,000
                                   ============      ============      ============      ============

     OPERATING INCOME (LOSS)
         NTN Network               $    492,000      $  1,294,000      $  1,057,000      $  2,663,000
         BUZZTIME                    (1,109,000)         (182,000)       (1,957,000)         (726,000)
         Corporate                   (1,639,000)       (1,356,000)       (1,933,000)       (2,825,000)
         Other                               --           (10,000)               --           (29,000)
                                   ------------      ------------      ------------      ------------

     OPERATING LOSS                $ (2,256,000)     $   (254,000)     $ (2,833,000)     $   (917,000)
                                   ============      ============      ============      ============

----------
(1) Includes AOL fees of $0 and $170,000 for the three months ended June 30,
2000 and June 30, 1999, respectively, and $0 and $350,000 for the six months ended June 30, 2000 and June 30, 1999, respectively.

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


7. SUBSEQUENT EVENTS

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

GENERAL


         NTN is a developer and distributor of interactive game content. The Company operates its businesses through two operating divisions, the NTN Network and BUZZTIME, Inc. (BUZZTIME).



         The NTN Network is North America's largest "out-of-home" interactive television network. The unique private network, distributed by Internet-enhanced technology, broadcasts a variety of multi-player sports and trivia games 365 days a year to hospitality venues such as restaurants, sports bars, hotels, clubs and military bases totaling approximately 3,400 locations in North America ("Locations") as of August 1, 2000. A unique feature of NTN Network's interactive programming is that all players compete in real-time within each Location and are ranked at the end of each game against players in all Locations throughout North America. This enables each Location to create on-premises promotions to increase patron loyalty and allows NTN to capture national sponsors who want to use the competitions as a promotional tool.



         In April 1999, the Company upgraded the NTN Network by introducing a new Windows 98-based "Digital Interactive TV" system (DITV) to replace its decade-old DOS-based system. The new DITV system uses Windows-based development tools and multimedia capabilities, resulting in enhanced, high-resolution graphics and full-motion video, making broadcasts on the NTN Network more appealing. As of June 2000, approximately 64% of the NTN Network has been converted to the new digital system. NTN estimates that it will convert about 82% of its network to the digital system. About 15% of the network will continue to run on the DOS-band system under the Canadian license. NTN anticipates service will be terminated on the remaining 3% of the systems under the terms of the existing contracts.



         BUZZTIME, a wholly-owned subsidiary formed in December 1999, functions both as a game web site, BUZZTIME.com launched in May 2000, and as a developer and distributor of game content. As a developer, BUZZTIME will continue to augment the Company's expansive interactive game libraries. As a distributor, BUZZTIME broadcasts live play-along game shows to a broad array of interactive networks and platforms, including the Internet and online services, interactive television and hand-held devices.


         In May 2000, BUZZTIME entered into an agreement with NHL Interactive CyberEnterprises, or NHL ICE, to maintain and develop BUZZTIME Hockey Trivia. This trivia game will be accessed by a link on the front page of NHL.com for the 2000-2001 NHL season. The game is a multi-player trivia contest testing the players' knowledge on the National Hockey League. NHL ICE will advertise on the area displaying the trivia game and BUZZTIME will receive 45% of the net revenues derived from such advertising sales. No minimum revenue is guaranteed. Users of the trivia game will be registered on both BUZZTIME and NHL ICE.

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


    Hospitality revenues increased 1% to $5,408,000 for the three months ended June 30, 2000 from $5,360,000 for the three months ended June 30, 1999. This increase was primarily due to an increase in rates charged for the setup, installation and training for the DITV network as compared to the original network. Included in hospitality revenues are revenues from the Company's Canadian licensee totaling $313,000 for the three months ended June 30, 2000. Advertising revenue for hospitality increased 81%, or $150,000, to $335,000 for the three months ended June 30, 2000 from $185,000 for the three months ended June 30, 1999 due to new advertising contracts that did not exist for the three months ended June 30, 1999. These increases were partially offset by a 2% decrease in hospitality subscription revenues attributable to a lower billing rate structure associated with the DITV network as compared to the original network. During the three months ended June 30, 2000, approximately 377 DITV systems were installed, including both new customers and conversions from the original network. Hospitality revenue is generated primarily from broadcasting content and advertising to customer locations. The direct costs associated with these revenues include the cost of installing the equipment at the customer location, marketing visits, technical service, freight, telecommunication, sales commission, parts, repairs, and depreciation of the equipment placed in service and materials.

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



     Other revenues decreased 98% to $4,000 for the three months ended June 30, 2000 from $163,000 for the three months ended June 30, 1999. Included in other revenues for the three months ended June 30, 1999 was approximately $108,000 of revenues from IWN, Inc. and approximately $34,000 recognition of previously deferred revenues from equipment sales. No revenue was recorded for IWN, Inc. or deferred revenues from equipment sales for the three months ended June 30, 2000 as the Company sold the assets of IWN in August 1999 to eBet Online Limited and concluded the recognition of deferred revenue associated with prior equipment sale-leasebacks. The Company stopped selling equipment to its customers in 1998.



     Direct operating costs of services increased 33% to $2,990,000 for the three months ended June 30, 2000 from $2,255,000 for the three months ended June 30, 1999. This increase was due primarily to a net increase in depreciation and amortization of approximately $294,000 directly related to an increase in capitalized purchase of broadcast equipment for the DITV network offset by a decrease in amortization for capitalized software as the software becomes fully amortized. In addition, ISP charges increased $235,000 attributable to additional services needed to support the DITV network. These were combined with a reversal of $180,000 during the three months ended June 30, 1999 due to the settlement of an accrued liability and license fee expense which had been less than estimated. As a result, the Company reduced the excess liability and license fee expense related to the settlement which occurred in the second quarter of last year. The conversion to the DITV network is expected to be complete by the end of 4th quarter 2000.



    Selling, general and administrative expenses increased 28% to $4,233,000 for the three months ended June 30, 2000 from $3,319,000 for the three months ended June 30, 1999. Salaries and related payroll taxes, benefits, recruiting fees and other related expenses increased approximately $872,000 during the three months ended June 30, 2000 due to an increase in the number of employees directly related to the development and launch of the Internet web sites as compared to the three months ended June 30, 1999. Consulting expenses increased approximately $201,000 related to the launch of the Internet website and the hiring of an investor relations firm for the three months ended June 30, 2000. Stock-based compensation expense increased to $119,000 for the three months ended June 30, 2000 from $17,000 for the three months ended June 30, 1999. The charges resulted from the issuance of warrants and options to employees and non-employees, which can vary from period-to-period. Equipment lease expense decreased for the three months ended June 30, 2000 by $236,000 due to the payoff of such leases during 1999.


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


     Hospitality revenues increased 6% to $11,173,000 for the six months ended June 30, 2000 from $10,587,000 for the six months ended June 30, 1999. This increase was due primarily to an increase in rates charged for the setup, installation and training for the DITV network as compared to the original network. This increase was partially offset by a decrease in hospitality subscription revenues attributable to a lower billing rate structure associated with the DITV network as compared to the original network. During the six months ended June 30, 2000, approximately 730 DITV systems were installed. Included in hospitality revenues are revenues from the Company's Canadian licensee totaling $634,000 for the six months ended June 30, 2000. Advertising revenue for hospitality also increased to $733,000 for the six months ended June 30, 2000 from $269,000 for the six months ended June 30, 1999 due to new advertising contracts that did not exist for the six months ended June 30, 1999.

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


     Other revenues decreased 94% to $20,000 for the six months ended June 30, 2000 from $333,000 for the six months ended June 30, 1999. Included in other revenue for the six months ended June 30, 1999 was approximately $202,000 of revenue from IWN, Inc. and approximately $84,000 of equipment sales. No revenue was recorded for IWN, Inc. or equipment sales for the six months ended June 30, 2000 as the Company sold the assets of IWN in August 1999 to eBet Online Limited and concluded the recognition of deferred revenue associated with prior equipment sale-leasebacks. The Company stopped selling equipment to its customers in 1998.



     Direct operating costs of services increased 27% to $6,060,000 for the six months ended June 30, 2000 from $4,791,000 for the six months ended June 30, 1999. This increase was due primarily to increased ISP charges of $549,000 due to additional services needed to support the DITV network for the six months ended June 30, 2000. Depreciation and amortization also increased by a net amount of approximately $440,000 due to an increase in capitalized purchase of broadcast equipment for the DITV network offset by a decrease in amortization of capitalized software as the software becomes fully amortized, and to a lesser extent, due to expenses of approximately $79,000 associated with an increase in the number of sites installed in connection with the roll out of the DITV network for the six months ended June 30, 2000. Advertising commissions also increased directly related to the increase in hospitality advertising revenue. These increases were partially offset by a decrease of approximately $187,000 for technical site service costs attributable to new equipment at the sites for the DITV network which required less servicing than the 49 MHz network equipment. The conversion to the DITV network is expected to be complete by the end of 4th quarter 2000.



     Selling, general and administrative expenses increased 6% to $7,063,000 for the six months ended June 30, 2000 from $6,692,000 for the six months ended June 30, 1999. Salaries and related payroll taxes, benefits, recruiting fees and other related expenses increased approximately $1,466,000 for the six months ended June 30, 2000 due to an increase in the number of employees directly related to the development and launch of the Internet web site as compared to the six months ended June 30, 1999. Consulting expenses increased approximately $286,000 related to the launch of the Internet web site and investor relations for the six months ended June 30, 2000. Bad debt expense increased approximately $163,000 for the six months ended June 30, 2000. This increase is directly related to continuing evaluation of the uncollectible accounts. Stock-based compensation expense increased approximately $257,000 for the six months ended June 30, 2000. The charges resulted from the issuance of warrants and options to employees and non-employees, which can vary from period-to-period. Equipment leases decreased for the six months ended June 30, 2000 by $503,000 due to the payoff of such leases during 1999. Due to a one-time reduction of approximately $1,793,000 related to the expiration of put right liability for Settlement Warrants which resulted in a reversal of an accrued liability, the Company reduced litigation, legal and professional fee expenses by approximately $1,252,000 and reversed the previously recorded interest expense by approximately $541,000 during the six months ended June 30, 2000. Excluding the one-time expense reduction, professional fees decreased to $371,000 for the six months ended June 30, 2000 from $485,000 for the six months ended June 30, 1999.


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

SEGMENT ANALYSIS

    The Company's operations are to develop and distribute interactive entertainment. Revenues generated by the two most significant segments are as follows:




                 Three Months Ended         Three Months Ended
  Segment          June 30, 2000              June 30, 1999
-----------     --------------------       --------------------
Hospitality        5,410,000     98%          5,394,000     95%
BUZZTIME             102,000      2%            288,000      5%
                   ---------    ----          ---------    ----
Total              5,512,000    100%          5,682,000    100%
                   =========    ====          =========    ====



    Hospitality revenues increased less than 1% in the second quarter 2000 over the second quarter 1999 due primarily to an increase in fees charged for the setup, installation and training for the DITV Network as compared to the original NTN Network.

    BUZZTIME revenues decreased 65% in the second quarter 2000 over the second quarter 1999 due primarily to a decrease of $170,000 of fees earned from AOL as a result of the expiration of the contract on December 1, 1999 and a decrease of fees earned from GTE Mainstreet of $40,000. This decrease was offset by an increase of advertising revenue of $15,000 and an increase of production revenue of $8,500.

    Operating income (loss) by segment are illustrated below:




                 Three Months Ended         Three Months Ended
  Segment          June 30, 2000              June 30, 1999
-----------     --------------------       --------------------
Hospitality           492,000                  1,294,000
BUZZTIME           (1,109,000)                  (182,000)
                   ----------                 ----------
Total                (617,000)                (1,112,000)
                   ==========                 ==========



    The Hospitality operating income was 62% lower in the second quarter 2000 over the second quarter 1999. Direct expenses increased $400,000 due primarily to increases in communication and advertising commissions. Additionally, depreciation expense increased by $445,000 due to the purchase of the digital network equipment.

    BUZZTIME operating loss was $927,000 higher in the second quarter 2000 over the second quarter 1999. Lower revenues of $186,000 combined with a $782,000 increase in operating expenses due to an increase in personnel were offset by a reduction in depreciation and amortization expense due to assets becoming fully amortized in 1999.


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

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25. This Interpretation clarifies
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan,
(c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company does not believe that implementation of this standard will have a material impact on the results of operations, liquidity or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      NTN is exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of June 30, 2000, NTN owned common stock of an Australian company that is subject to market risk. At June 30, 2000, the carrying value of this investment was $587,000, which is net of a $247,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At June 30, 2000, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $59,000 in the carrying value of the investment.



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

                                   NTN COMMUNICATIONS, INC.


Date: March 1, 2001



                                             By: /s/ KENDRA BERGER
                                                 ---------------------
                                                 Authorized Signatory