Form 10-Q/A
period 2000-09-30
NTN COMMUNICATIONS INC
filed 2001-03-02
CIK 748592

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

                                  FORM 10-Q/A
                        PERIOD ENDED SEPTEMBER 30, 2000
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

         Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations................................................9

         Item 3.      Quantitative and Qualitative Disclosures about
                      Market Risk.........................................................14

Signature.................................................................................15

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
                                                                                 =============      =============



      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)



                                                         Three Months Ended                    Nine Months Ended
                                                  --------------------------------      --------------------------------
                                                  September 30       September 30       September 30        September 30
                                                       2000               1999               2000               1999
                                                  -------------      -------------      -------------      -------------
Revenues:
    NTN Network revenues                          $   5,458,000      $   5,559,000      $  16,631,000      $  16,146,000
    BUZZTIME service revenues                           172,000             72,000            356,000            300,000
    America Online fees                                      --            150,000                 --            500,000
    Other revenues                                       67,000            106,000             87,000            439,000
                                                  -------------      -------------      -------------      -------------

          Total revenues                              5,697,000          5,887,000         17,074,000         17,385,000
                                                  -------------      -------------      -------------      -------------

Operating expenses:
    Direct operating costs of services                2,401,000          3,045,000          8,461,000          7,836,000
    Selling, general and administrative               3,665,000          3,774,000         10,728,000         10,466,000
    Depreciation and amortization                       482,000            337,000          1,346,000            974,000
    Research and development                             97,000            229,000            320,000            524,000
                                                  -------------      -------------      -------------      -------------

          Total operating expenses                    6,645,000          7,385,000         20,855,000         19,800,000
                                                  -------------      -------------      -------------      -------------

Operating loss                                         (948,000)        (1,498,000)        (3,781,000)        (2,415,000)
                                                  -------------      -------------      -------------      -------------

Other income (expense):
    Interest income (expense), net                     (271,000)          (249,000)          (262,000)          (613,000)
    Gain on sale of assets of subsidiary                     --          2,254,000                 --          2,254,000
    Other                                                11,000                 --            172,000            (25,000)
                                                  -------------      -------------      -------------      -------------

          Total other income (expense)                 (260,000)         2,005,000            (90,000)         1,616,000
                                                  -------------      -------------      -------------      -------------

Income (loss) before income taxes                    (1,208,000)           507,000         (3,871,000)          (799,000)

Provision for income taxes                                   --                 --                 --                 --
                                                  -------------      -------------      -------------      -------------

          Net income (loss)                       $  (1,208,000)     $     507,000      $  (3,871,000)     $    (799,000)
                                                  =============      =============      =============      =============


Net income (loss) per common share - basic        $       (0.04)     $        0.02      $       (0.12)     $       (0.03)
                                                  =============      =============      =============      =============

Net income (loss) per common share - diluted      $       (0.04)     $        0.02      $       (0.12)     $       (0.03)
                                                  =============      =============      =============      =============

Weighted average shares outstanding - basic          34,237,000         28,573,000         32,613,000         28,235,000
                                                  =============      =============      =============      =============

Weighted average shares outstanding - diluted        34,237,000         35,294,000         32,613,000         28,235,000
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
                                                        =============      =============      =============      =============

3. SEGMENT INFORMATION


     The Company develops, produces and distributes interactive entertainment. The Company's reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network(R) and BUZZTIME(TM) divisions. NTN Network revenue is generated primarily from broadcasting content to customer locations through the NTN Network, an interactive television network, and from advertising sold on the NTN Network. NTN Network revenues comprised 98% of the Company's total revenue for the nine months ended September 30, 2000. Revenues from the BUZZTIME segment includes fees earned from AOL and BUZZTIME services revenue. BUZZTIME services revenue is generated primarily from the distribution of the Company's digital trivia game show content and "Predict-the-Play" sports games, as well as revenue related to advertising and production services for third parties. The following tables set forth certain information regarding the Company's segments and other operations:



                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                         --------------------------------      --------------------------------
                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                              2000               1999               2000               1999
                                         -------------      -------------      -------------      -------------
             Revenues
                 NTN Network             $   5,458,000      $   5,559,000      $  16,631,000      $  16,146,000
                 BUZZTIME(1)                   172,000            222,000            356,000            800,000
                 Other                          67,000            106,000             87,000            439,000
                                         -------------      -------------      -------------      -------------

                 Total revenue           $   5,697,000      $   5,887,000      $  17,074,000      $  17,385,000
                                         =============      =============      =============      =============

             Operating income (loss)
                 NTN Network             $   1,790,000      $     798,000      $   2,843,000      $   3,461,000
                 BUZZTIME                   (1,302,000)          (417,000)        (3,263,000)        (1,143,000)
                 Corporate                  (1,503,000)        (1,864,000)        (3,448,000)        (4,689,000)
                 Other                          67,000            (15,000)            87,000            (44,000)
                                         -------------      -------------      -------------      -------------

             Operating loss              $    (948,000)     $  (1,498,000)     $  (3,781,000)     $  (2,415,000)
                                         =============      =============      =============      =============


(1) Includes AOL fees of $0 and $150,000 for the three months ended September
    30, 2000 and September 30, 1999, respectively, and $0 and $500,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively.


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


         In April 1999, the Company upgraded the NTN Network by introducing a new Windows 98-based "Digital Interactive TV" system (DITV) to replace its decade-old DOS-based system. The new DITV system uses Windows-based development tools and multimedia capabilities, resulting in enhanced, high-resolution graphics and full-motion video, making broadcasts on the NTN Network more appealing. As of September 2000, approximately 70% of the NTN Network has been converted to the new digital system. NTN estimates that it will convert about 82% of its network to the digital system. About 15% of its network will continue to run on the DOS-band system under the Canadian license. NTN anticipates service will be terminated on the remaining 3% of the systems under the terms of its existing contracts.



         BUZZTIME, a wholly-owned subsidiary formed in December 1999, functions both as a game web site, BUZZTIME.com launched in May 2000, and as a developer and distributor of game content. As a developer, BUZZTIME will continue to augment NTN's expansive interactive game libraries. As a distributor, BUZZTIME broadcasts live play-along game shows to a broad array of interactive networks and platforms, including the Internet and online services, interactive television and hand-held devices.



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


    NTN Network revenue is generated primarily from broadcasting content and advertising to customer locations. The direct costs associated with these revenues include the cost of installing the equipment at the customer location, marketing visits, technical service, freight, telecommunication, sales commission, parts, repairs, and depreciation of the equipment placed in service and materials. NTN Network revenues revenue decreased 2% to $5,458,000 for the three months ended September 30, 2000 from $5,559,000 for the three months ended September 30, 1999. This decrease was primarily due to a decrease of $195,000 in setup, installation, and training revenue for the three months ended September 30, 2000, as approximately 325 DITV systems were installed, including both new customers and conversions from the original network during the three months ended September 30, 2000, compared to 596 DITV systems for the three months ended September 30, 1999. It was also influenced by decreases of approximately $73,000, in hospitality subscription revenues attributable to a lower billing rate structure associated with the DITV network as compared to the original network. The lower billing rate structure was introduced in order to incent DOS-based customers to convert to the DITV system and to grow the number of hospitality sites receiving the DITV service. The total number of sites as of September 30, 2000 was 2,906, representing a net increase of approximately 100 sites compared to September 30, 1999. At September 30, 2000, approximately 83% of the sites have been converted to the DITV network compared to approximately 33% of the sites converted as of September 30, 1999. Included in hospitality revenues are revenues from the Company's Canadian licensee totaling $316,000 for the three months ended September 30, 2000. Advertising revenue for hospitality increased 69%, or $137,000, to $337,000 for the three months ended September 30, 2000 from $200,000 for the three months ended September 30, 1999 due to new advertising contracts that did not exist for the three months ended September 30, 1999.



    BUZZTIME service revenues are generated primarily from advertising and production services. The direct costs associated with these revenues are license fees and service hosting fees. BUZZTIME service revenue increased to $172,000 for the three months ended September 30, 2000 from $72,000 for the three months ended September 30, 1999. Included in BUZZTIME service revenue for the three months ended September 30, 2000 was advertising revenue of $85,000 and production revenue of $87,000. The increase was due primarily to new contracts for advertising that did not exist for the three months ended September 30, 1999.



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



    Other revenues decreased 37% to $67,000 for the three months ended September 30, 2000 from $106,000 for the three months ended September 30, 1999. Included in other revenues for the three months ended September 30, 1999 was approximately $99,000 of revenues from IWN, Inc. No revenue was recorded for IWN, Inc. for the three months ended September 30, 2000 due to the sale of its assets in August 1999 to eBet Online Limited.



    Direct operating costs of services decreased 21% to $2,401,000 for the three months ended September 30, 2000 from $3,045,000 for the three months ended September 30, 1999. Depreciation and amortization decreased by a net amount of approximately $546,000 due to broadcast equipment for the DOS-based network being fully depreciation in June 2000 and capitalized software as it becomes fully depreciated by the end of 2000. This decrease is offset by an increase in depreciation related to capitalized purchases of broadcast equipment for the DITV network. Playmaker repairs, miscellaneous parts, and technical site service costs decreased approximately $145,000, in aggregate, which is attributable to new equipment at the sites for the DITV network which requires less repair and servicing than the DOS-based network equipment. Specifically, the costs incurred included $62,000 for Playmaker repairs, $117,000 for miscellaneous parts and $130,000 for technical site service. Additionally, installation expenses decreased $95,000 for the three months ended September 30, 2000 as there were 271 fewer installations compared to the three months ended September 30, 1999. Hosting fees associated with the web site of approximately $162,000 were incurred for the three months ended September 30, 2000. No similar hosting fees were recorded for the three months ended September 30, 1999. The Company expects to incur hosting fees for the three months ending December 31, 2000 of approximately $125,000. The conversion to the DITV network is expected to be complete by Spring 2001.



    Selling, general and administrative expenses decreased 3% to $3,665,000 for the three months ended September 30, 2000 from $3,774,000 for the three months ended September 30, 1999. Bad debt expense decreased approximately $390,000 primarily related to improved collections. Consulting expenses decreased approximately $294,000 related to Year 2000 efforts for the three months ended September 30, 1999. Equipment lease expense decreased for the three months ended September 30, 2000 by $180,000 due to the payoff of such leases during 1999. Marketing expenses decreased approximately $133,000 for the three months ended September 30, 2000 due to additional expenses incurred for the three months ended September 30, 1999 related to the DITV Network. Salaries, payroll taxes, benefits, recruiting fees and other employee related expenses increased by approximately $503,000 during the three months ended September 30, 2000 due to an increase in the number of employees related to the development and launch of the Internet web site, interactive television and wireless applications as compared to the three months ended September 30, 1999. Additionally, stock-based compensation expense increased to $497,000 for the three months ended September 30, 2000 from $35,000 for the three months ended September 30, 1999. These noncash charges result from the issuance of warrants and options to employees and non-employees, which can vary from period-to-period.





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


     NTN Network revenues increased 3% to $16,631,000 for the nine months ended September 30, 2000 from $16,146,000 for the nine months ended September 30, 1999. This increase was due primarily to an increase in rates charged for the setup, installation and training for the DITV network as compared to the original network. Advertising revenue for hospitality also increased to $1,070,000 for the nine months ended September 30, 2000 from $468,000 for the nine months ended September 30, 1999 due to new advertising contracts that did not exist for the nine months ended September 30, 1999. These increases were partially offset by a decrease in hospitality subscription revenues attributable to a lower billing rate structure associated with the DITV network as compared to the original network. During the nine months ended September 30, 2000, approximately 1,055 DITV systems were installed compared to 936 DITV sites installed for the nine months ended September 30, 1999. Included in hospitality revenues are revenues from the Company's Canadian licensee totaling $950,000 for the nine months ended September 30, 2000.


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


     Other revenues decreased 82% to $87,000 for the nine months ended September 30, 2000 from $439,000 for the nine months ended September 30, 1999. Included in other revenue for the nine months ended September 30, 1999 was approximately $269,000 of revenue from IWN, Inc. and approximately $84,000 of equipment sales. No revenue was recorded for IWN, Inc. or equipment sales for the nine months ended September 30, 2000 as the Company sold the assets of IWN in August 1999 to eBet Online Limited and concluded the recognition of deferred revenue associated with prior equipment sale-leasebacks. The Company stopped selling equipment to its customers in 1998.



    Direct operating costs of services increased 8% to $8,461,000 for the nine months ended September 30, 2000 from $7,836,000 for the nine months ended September 30, 1999. This increase was due primarily to increased ISP charges of $535,000 due to additional services needed to support the DITV network for the nine months ended September 30, 2000. Advertising commissions increased by $150,000 directly related to the increase in hospitality advertising revenue. License fees also increased for the three months ended September 30, 2000 due to the settlement of an accrued liability for license fees that was less than had been estimated for the three months ended September 30, 1999. As a result, the Company reduced the accrued expenses and direct operating costs by approximately $180,000 related to the settlement. Hosting fees associated with the web site of approximately $222,000 were incurred for the nine months ended September 30, 2000. No similar hosting fees were recorded for the nine months ended September 30, 1999. These increases were partially offset by a decrease of approximately $370,000, in aggregate, for playmaker repairs, miscellaneous parts and technical site service which is attributable to new equipment at the sites for the DITV network which requires less repair and servicing than the DOS-based network equipment. Depreciation and amortization decreased by a net amount of approximately $105,000 due to broadcast equipment for the DOS based network being fully depreciation in June 2000 and for capitalized software as it becomes fully depreciated by the end of 2000. This decrease is offset by an increase in depreciation related to capitalized purchases for broadcast equipment for the DITV network. The conversion to the DITV network is expected to be complete by Spring 2001.



    Selling, general and administrative expenses increased 3% to $10,728,000 for the nine months ended September 30, 2000 from $10,466,000 for the nine months ended September 30, 1999. The Company reduced selling, general and administrative expenses by approximately $1,252,000 and reversed the previously recorded interest expense by approximately $541,000 during the nine months ended September 30, 2000, due to a one-time expense reduction of approximately $1,793,000 related to the reversal of an accrued liability as a result of the expiration of put rights for the Settlement Warrants. Excluding the one-time expense reduction, selling general and administrative expenses totaled $12,202,000 for the nine months ended September 30, 2000. Salaries, payroll taxes, benefits, recruiting fees and other related employee expenses increased by approximately $1,988,000 for the nine months ended September 30, 2000 due to an increase in the number of employees related to the development and launch of the Internet web site, interactive television and wireless applications as compared to the nine months ended September 30, 1999. Stock-based compensation expense increased approximately $719,000 to $810,000 for the nine months ended September 30, 2000 from $91,000 for the nine months ended September 30, 1999. The charges resulted from the issuance of warrants and options to employees and non-employees, which can vary from period-to-period. These increases were partially offset by a decrease in equipment lease expense for the nine months ended September 30, 2000 of $684,000 due to the payoff of such leases during 1999. Bad debt expense decreased approximately $228,000 for the nine months ended September 30, 2000 primarily related to improved collections. Excluding the one-time expense reduction, professional fees decreased to $262,000 for the nine months ended September 30, 2000 from $542,000 for the nine months ended September 30, 1999.



    Depreciation and amortization expense increased 38% to $1,346,000 for the nine months ended September 30, 2000 from $974,000 for the nine months ended September 30, 1999 due to purchases of fixed assets.


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

SEGMENT ANALYSIS

    The Company's operations are to develop and distribute interactive entertainment. Revenues generated by the two most significant segments are as follows:



Segment        Three Months Ended       Three Months Ended
-------        September 30, 2000       September 30, 1999
               ------------------       ------------------

Hospitality    5,458,000      97%       5,559,000     96%
BUZZTIME         172,000       3%         222,000      4%
               ---------     ---        ---------    ---
Total          5,630,000     100%       5,781,000    100%
               =========     ===        =========    ===



    Hospitality revenues decreased by $101,000 in the third quarter 2000 compared to the third quarter 1999 due primarily to a decrease of $195,000 in setup, installation, and training revenue as a result of fewer systems installed in the third quarter 2000 as compared to the same period in 1999. Additionally, hospitality revenues decreased due to a lower billing rate structure associated with the digital network. These decreases were offset by an increase in advertising revenue of $137,000.

    BUZZTIME revenues decreased by $50,000 in the third quarter 2000 over the third quarter 1999 due to no fees earned from AOL in the third quarter 2000 compared to $150,000 in the same period of 1999. The AOL contract expired on December 1, 1999. The loss of AOL revenue was offset by an $85,000 increase in advertising revenue and an increase of $15,000 in other production fees.

    Operating income (loss) by segment are illustrated below:



Segment        Three Months Ended       Three Months Ended
-------        September 30, 2000       September 30, 1999
               ------------------       ------------------

Hospitality            1,790,000                 798,000
BUZZTIME              (1,302,000)               (417,000)
                      ----------                --------
Total                    488,000                 381,000
                      ==========                ========



    The Hospitality operating income increased $992,000 in the third quarter 2000 over the third quarter 1999 as a result of lower SG&A expenses and direct expenses. Direct expenses decreased primarily because of a reduction in sales commissions as a result of fewer installations and reduced playmaker repairs. SG&A expenses declined as a result of lower bad debt expense because of improved collection efforts and depreciation expense due to the broadcast equipment associated with the original network becoming fully depreciated in June 2000.

    BUZZTIME operating loss was $885,000 higher in the third quarter 2000 compared to the third quarter 1999. Lower revenues of $50,000 combined with a $835,000 increase in operating expenses as a result of an increase in personnel, increased stock-based compensation due to warrants issued to consultants and hosting fees associated with the web site.


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


    The Company announced on November 14, 2000 that it closed a private placement of $2,000,000 with two accredited investors (the "Buyers"). The Company sold a total of 1,218,583 shares of common stock to the Buyers. The shares were sold at a purchase price of $1.64125 per share. The Company also issued warrants to the Buyers to purchase 609,292 shares. Each warrant is exercisable for one share of the Company's common stock at an initial exercise price of $1.64125 per share of common stock. In addition, the Company agreed to issue to the Buyers, for no additional consideration, additional warrants to purchase 609,292 shares of its common stock at an initial price of $1.64125 per share of common stock in the event the Company raises less than a total of $5 million in gross proceeds from the sale of the Company's common stock to entities other than the Buyers by May 14, 2001. The exercise price of all warrants will be reset every six months beginning May 14, 2001 to the average closing bid price for the 20 days prior to each sixth month anniversary if a lower price would result. The warrants have a three-year life starting from the date of issuance.

    Pursuant to the terms of the private placement, each Buyer will be issued additional shares of common stock in the event the Company issues, at any time or from time to time during the six months immediately following November 14, 2000, any common stock or convertible securities without consideration or for a consideration per share less than the original purchase price per share paid by the Buyers. In addition, the Company also granted the Buyers a limited right of first refusal exercisable at the option of each Buyer during the twelve-month period ending November 14, 2001.



    Capital expenditures for the next twelve months are not expected to exceed $4.6 million. The majority of these expenditures will be used for further expansion of the Company's digital network and upgrades to its corporate computer network. The expenditures are expected to be funded through cash from operations and from the November 2000 private placement.






    The Company currently has a revolving line of credit agreement which provides for borrowings not to exceed the lesser of $4,000,000 or three times trailing monthly collections or three times annualized trailing adjusted EBITDA. As of November 14, 2000, the maximum of $4,000,000 was available to the Company. Additionally, the Company has approximately $14,000,000 of common stock remaining under its existing shelf registration for possible future sale to meet its liquidity needs.



    The NTN Network currently generates cash flow sufficient to sustain its operations and to continue funding the operation of the Company's BUZZTIME subsidiary, assuming that the development and marketing of BUZZTIME are curtailed as planned. However, in order to fund any BUZZTIME growth initiatives, based on its projected cash requirements, the Company will need additional financing in the form of equity or debt or a combination of both. If additional financing for BUZZTIME is not obtained and the Company is not successful in reducing cash expenditures at BUZZTIME, the Company may not be able to sustain the operations of Buzztime. The Company is also seeking an additional $2 million in financing to support growth of the NTN Network during the next twelve months to 4,000 sites in the U.S. and Canada. The Company intends to fund such growth initiatives only if and when commensurate revenue or strategic investment is made.




    The Company plans to offer direct investment in BUZZTIME of up to approximately $10 million over the next twelve months to selected investors. The Company would retain a controlling interest in BUZZTIME. Such an investment would be sufficient to support BUZZTIME's continued growth and expansion through December 31, 2001. Until such a transaction is entered into, NTN will continue to finance BUZZTIME's growth initiatives from its cash on hand, funds available under its line of credit and anticipated cash flows.

    The Company's 7% Senior Subordinated Notes mature on February 1, 2001 (the "Notes"). Upon maturity of the Notes, the Company will be required to pay to the two noteholders of an aggregate principal amount of $4,000,000 less any amount of principal converted to common stock by the holders prior to February 1, 2001. If the Notes become payable in cash, the Company will likely need to refinance the terms of the Notes in order to meet its obligations. There can be no assurance that the Company will be successful in refinancing the Notes or that the Notes would be refinanced on terms acceptable to the Company.






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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     NTN is exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of September 30, 2000, NTN owned common stock of an Australian company that is subject to market risk. At September 30, 2000, the carrying value of this investment was $385,000, which is net of a $432,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At September 30, 2000, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $38,000 in the carrying value of the investment.

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

                                            NTN COMMUNICATIONS, INC.

Date: March 1, 2001



                                            By: /s/ Kendra Berger
                                               -----------------------------
                                                Kendra Berger
                                                Authorized Signatory