Form 10-K/A
period 1999-12-31
NTN COMMUNICATIONS INC
filed 2001-03-05
CIK 748592

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 2)

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

     As of March 1, 2000, Registrant had 30,242,559 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORM 10-K/A ANNUAL REPORT
                      FISCAL YEAR ENDED DECEMBER 31, 1999
                            NTN COMMUNICATIONS, INC.



ITEM                                                                                  PAGE
----                                                                                  ----
                                            PART I

1.  Business.........................................................................  2

                                            PART II

7.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations.................................................................... 13

7A. Quantitative and Qualitative Disclosure about Market Risk........................ 23

                                           PART III

13. Certain Relationships and Related Transactions................................... 24

                                            PART IV

14. Exhibits, Consolidated Financial Statement Schedule, and Reports on Form 8-K..... 25

    Index to Consolidated Financial Statements and Schedule.......................... F-1

     NTN Communications, Inc. (the "Registrant") hereby amends and restates Items 1, 7, 7A, 13 and 14 of its Annual Report on Form 10-K filed for the fiscal year ending December 31, 1999 to read in its entirety as follows:


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


     In 1994, NTN formed LearnStar, Inc., which operated through June 1998 as a wholly-owned subsidiary of NTN. In June 1998, the Company sold an 82.5% interest in LearnStar, Inc. to NewStar Learning Systems, L.L.C.

     NTN formed another wholly-owned subsidiary, IWN, Inc., in 1994. IWN, Inc. serves as general partner of IWN, L.P., of which NTN is a limited partner. IWN L.P. is a limited partnership engaged in the development of interactive technology for gaming applications. IWN, Inc. has no business or operations apart from its service as the general partner of IWN, L.P. In August 1999, IWN, Inc. and NTN sold to eBet Online Limited the assets of IWN, L.P., which included its interactive wagering technology and a 25% interest in eBet Online Limited. IWN, Inc. and NTN received 4 million shares of eBet Online stock and $1,227,000 in cash. eBet Online is a publicly traded company listed on the Australian Stock Exchange. IWN, Inc. and IWN, L.P. remain as legal entities, but they are not engaged in any business activities.

     NTN sold the assets of IWN, L.P. and the interest in LearnStar, Inc. in an effort to divest itself of its non-core subsidiaries.


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

     The NTN Network presently features the following interactive sports games programs:

     NTN Play-Along Games -- Interactive games played in conjunction with live, televised events. Games include the following:

GAME                                                       DESCRIPTION
----                                                       -----------
QB1(R)...................................   NFL licensed interactive strategy game in
                                              conjunction with live telecasts of
                                              college and professional football games
NTN PowerPlay............................   Interactive strategy game played in
                                              conjunction with live televised Hockey
                                              games

     NTN Fantasy Games -- Fantasy league games played in conjunction with sporting events or rotisserie leagues. Games include the following:

GAME                                                       DESCRIPTION
----                                                       -----------
Brackets(TM).............................   Basketball or hockey tournament
                                            prediction game
Football Challenge(TM)...................   Weekly selection of winners of college
                                            and professional football games
Survivor(R)..............................   Weekly single elimination prediction game
                                            for professional football

     The NTN Network presently features the following interactive trivia games programs:

     NTN Premium Trivia Games -- Promotion-oriented weekly game shows that generally require 1-2 hours of participation. Prizes are awarded to the top finishers, except where prohibited by law. Games include the following:

GAME                                                       DESCRIPTION
----                                                       -----------
Passport.................................   Travel trivia
Playback(TM).............................   Music trivia
Showdown(R)..............................   Advanced trivia challenge
SportsIQ(TM).............................   Weekly sports trivia game
Sports Trivia Challenge(R)...............   Advanced sports trivia covering multiple
                                            topics
Spotlight(TM)............................   Entertainment and media-based trivia game
                                              (movies, music)
Glory Daze(TM)...........................   Trivia game focused on baby boomer topics

     NTN Trivia Games -- General-themed, standard games typically one-half hour in length. Games include the following:

GAME                                                       DESCRIPTION
----                                                       -----------
Brain Buster(R)..........................   Interactive trivia game covering esoteric
                                            topics
Countdown(R).............................   Interactive trivia game using word plays
Topix(TM)................................   Theme-driven trivia game played under
                                              controlled timing
Wipeout(TM)..............................   Interactive trivia game eliminating
                                            incorrect answers
Nightside(R).............................   Adult-oriented trivia
Sports Trivia(R).........................   General trivia game covering sports
                                            topics
Retroactive(TM)..........................   Pop-culture trivia with 60's, 70's and
                                            80's content
Football Weekend Roundup(TM).............   Football trivia game
Abused News(TM)..........................   Humorous trivia game focused on headline
                                              News
Appeteasers(TM)..........................   Shorter version of humorous general
                                            trivia game
Jukebox(TM)..............................   Music trivia based on category selected
                                            by player
Triviaoke(TM)............................   Music trivia game

     Custom Games -- Interactive games created specifically for media companies such as Capital Cities/ ABC for simultaneous broadcast with their live telecasts.

GAME                                                       DESCRIPTION
----                                                       -----------
NTN Awards Show(TM)......................   Interactive game played in conjunction
                                            with the Academy Awards Show
NTN Draft Show(TM).......................   Interactive game played in conjunction
                                            with the annual NFL draft

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


     Of the 56 available spots per hour, NTN reserves 40 for national advertisers. Using current cost-per-thousand estimates and the non-discounted rate, the Company has approximately $33.3 million in available inventory to support national advertising, with 12 additional spots reserved for regional advertisers and priced on a supply versus demand basis. The remaining four spots are offered to the individual site for local promotion and direct revenue opportunity. However, the company may discount the advertising rates by as much as 25%. In 2000, NTN sold $1.3 million in national and regional advertising, comprised primarily of companies in the wine, beer and spirits category. The Company believes more opportunities exist to build business with these endemic advertisers, as well as other non-endemic advertisers.

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

  Internet Game Station Business


     In April 1999, NTN acquired the assets and rights to certain technology, hardware and video games used in the Internet game business from Sikander, Inc. NTN paid $40,000 in cash and issued a promissory note for $360,000 to Sikander for the assets. The technology acquired from Sikander allows the Company to link users on the NTN Network to players on coin-operated or pay-per-play Internet stations at other remote locations. Typically, only one person plays on an Internet game station, but several of the Internet game stations will allow two persons to play with each person taking a turn. The Internet game stations increase the number of places that someone can access NTN's system because these remote Internet stations are located in public venues, such as restaurants and hotels. NTN has completed internal testing of the new technology acquired from Sikander. NTN is now testing the hardware and software at various public locations in southern California and Texas to determine if consumers will use the remote Internet stations. NTN has not established timelines for the conclusion of its product development and testing efforts.


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



     Approximately, 500,000 people have registered as part of the PlayersPlus frequent player program. Based on a study conducted by the Company, 18% of these registered users play everyday, 32% play once or twice a week and 12% play once or twice a month.



     Currently, NTN is placing prototype Internet Stations in various Southern California and Texas Locations as its next phase of testing. The Company plans to expand the test to 50 locations in the near future. NTN is aggressively attending trade shows for the purpose of creating awareness and establishing NTN's name as the leader for networked, multi-player entertainment platforms. While other companies, such as Midway and Merit, provide interactive games on a pay-to-use basis, NTN is the only company that provides the combination of interactive, networked entertainment with marketing and promotional availability. NTN intends to use the Internet Stations to expand the Company's reach to Locations not currently suitable for the interactive NTN Network (primarily due to its cost). The Internet stations will also be valuable as a stand-alone product in many public locations that do not have televisions or sit-down customers.


RAW MATERIALS


     The Location System is assembled from off-the-shelf components available from a variety of sources, except for the Playmaker package. The Company is responsible for the installation and maintenance of the Location Systems. The DITV Playmaker is a hand-held, 900-megahertz radio frequency device used to enter choices and selections by players of QB1 and other games and programming is broadcast via the NTN Network and is currently manufactured by a sole supplier, Climax Technology, Ltd., a non-affiliated manufacturer in Taiwan.



     The servers NTN maintains to store and distribute its online services include:

o    Web servers. These servers are used to connect the user to NTN's websites.

o Login and registration servers. These servers allow a user to register and/or log into NTN's websites.

o Game servers. These servers execute the games and collect user statistics from NTN's website.

o Backend servers. These servers receive the data from the game servers and update the player's database, including producing reports on the game results and other statistical information.

o Database servers. These servers host the player, game schedule and accounting databases.


SEASONAL BUSINESS

     Overall, the Company's business generally is not seasonal. Revenue is billed monthly as service is provided to customers. However, sales of new Locations have traditionally been higher in the summer and early fall months compared to the rest of the year. This trend coincides with the start of the NFL season in August.


     The hospitality industry has historically experienced a relatively high business failure rate. Likewise, the Company has lost customers due to the failure of customer businesses, change in ownership and non-renewal of contracts, collectively referred to as "churn". The Company's historical churn experience has also been seasonal in that the percentage of churn has been highest following the completion of the NFL season in February, although churn occurs in all months. During the Company's operating history, approximately 25% to 30% of the existing NTN Network customers at the beginning of a year have churned by the end of that year. The Company believes that a significant portion of the historical churn rate is attributable to customer dissatisfaction with the 49 MHz technology. NTN believes the introduction of the new DITV system may reduce the churn rate. In a survey conducted by NTN with customers who terminated NTN's service, 18% of the customers with the 49 MHz technology cited technical performance as the primary reason for terminating service. Only 2% of customers with the new digital system have said they terminated services due to technical performance. Since the customer may choose when to convert to the new DITV system, the Company will continue to support the DOS-based network as well for the immediate future. However, the Company pays for the equipment necessary to upgrade the customer to the DITV system and the customer has to pay an installation fee to cover NTN's costs in setting up the equipment and training the customer's personnel.


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

COMPETITION


     In January 1999, The Walt Disney Company introduced interactive programming broadcast in conjunction with live sporting and other events. In addition, pay-to-play, single-player interactive games from Midway, Merit and iWink compete minimally with NTN in the entertainment category, but this form of entertainment lacks the live, multi-player aspect and requires fees to play. Although the Company has few direct competitors in this area, it does compete for total entertainment dollars in the marketplace. Other forms of entertainment provided in public eating and drinking establishments include music-based systems and cable and pay-per-view television. However, informal feedback provided by customers indicates that patrons are inclined to stay longer and consume more food and drink when NTN Network interactive games are offered as the main source of entertainment. Accordingly, NTN Network customers generally tend to view these services as a profit generator rather than a cost center.


BUZZTIME

  General


     BUZZTIME is a wholly-owned subsidiary of NTN incorporated in the state of Delaware in December 1999. BUZZTIME currently is the exclusive distributor of the Company's largest known digital trivia game show library and many unique "TV Play-along" sports games. NTN's TV play-along sports games are played while watching a sporting event on television. The game allows players to enter play-call predictions into a BUZZTIME website and be ranked against other players. For example, while watching a NFL football game on television, a player can predict whether the quarterback is going to pass or run the ball. The play-call prediction must be entered by the player into the BUZZTIME website prior to the ball snap. Once the play has been completed, the player's prediction is scored and ranked against other players on the website at that time.


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

     During 1999, BUZZTIME entered into key distribution agreements as follows:

     FOXSports.com


     BUZZTIME has an agreement with FOXSports.com through the 2000-2001 NFL season providing for the production and hosting of a customized, co-branded version of QB1 and live sports trivia game shows. Under this revenue-sharing agreement, the games will be provided to end users via FOXSports Online and the NTN Network. Additionally, Fox has agreed to provide on-air promotion during Fox-televised professional football games. The agreement does not provide for any minimum guaranteed revenue.

     AT&T


     BUZZTIME was selected in December 1999 as AT&T's first content provider for AT&T's initiative to deploy DCT-5000 cable boxes in 2000. DCT-5000 cable boxes are capable of providing high-end digital interactive services to televisions on which they are connected. BUZZTIME has agreed to provide its multi-player interactive trivia games and interactive play-along applications through AT&T's interactive television service. Currently, less than one million North American homes have digital interactive services. However, approximately 50 million American homes are expected to have digital boxes by 2005. All major cable and satellite companies will likely adopt this technology over the next five years. The Company's five-year agreement with AT&T provides for revenue-sharing opportunities through sponsorship, advertising and e-commerce. NTN is not guaranteed to receive any revenue from this agreement.


     AMERICA ONLINE


     In December 1999, NTN signed a one-year nonexclusive content agreement with America Online that made NTN's BUZZTIME.com trivia games available to AOL's more than 21 million members. In contrast to NTN's previous agreement with AOL, the BUZZTIME content will be available on each of AOL's 13 channels. There will be one game per channel, but an option to play more BUZZTIME trivia will be available to consumers that if selected will take the consumers to BUZZTIME.com where registrations and transactional activities will be between BUZZTIME and the consumer. Under the previous agreement with AOL, over 500,000 unique players played the Company's games each month and there were over two million monthly entries averaging 14 minutes per visit according to AOL usage reports. The agreement with AOL will expire on November 30, 2000.


     MIDWAY AMUSEMENT GAMES


     BUZZTIME entered into a branding license agreement with Midway Amusement Games whereby BUZZTIME's trivia questions and answers are to be provided via Midway's "Touchmaster", a coin-operated video game and amusement machine. BUZZTIME will be paid a royalty fee based on sales of the licensed products. No minimum revenue is guaranteed.


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


     Within the Online/Internet service market is the competitive set for BUZZTIME.com, which are those sites which offer either trivia game play or similarly styled social, non-violent game play such as board or card games, games of chance, and strategy games. The competitive market for Internet game sites is relatively new, intensely competitive and rapidly changing. The number of Internet games sites competing for consumers' attention and spending has proliferated in recent years, and the Company expects the competition to continue to intensify. The Company competes directly and indirectly for advertisers, registrants and players. Registration data, number of users per month and the amount of time a user spends on a site per month (stickiness) are all important metrics by which advertising revenue is attracted. The Company believes that the principal competitive factors in attracting and retaining users and registrants is the ability to offer compelling and entertaining content and brand recognition. NTN does not currently have sufficient volume of registered users to be ranked by a third-party research firm as to how the number of users and amount of time per user rank with comparable websites.

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

     The Company has previously experienced problems in the performance of its 49 megahertz Playmaker device. In an effort to address these equipment function problems, the Company developed a new 900 megahertz Playmaker. The new device has been more reliable as it has been deployed commercially with the launch of NTN's DITV Network. Further, the Company has developed enhancements to its interactive software including a migration to a Windows-based platform and continued research into new and enhanced graphics. The Company continuously evaluates various methods of transmitting its programs and services. Research and development is also underway to migrate the current Network technology to off-the-shelf

Internet technology. By doing so, third-party content, technology and hardware solutions can be easily integrated into the Network systems. The goal is to transform the previously entertainment-based service into a Public Portal to the Internet(TM), enabling popular online services such as e-mail, chat, instant messaging and real-time informational services. Research is currently underway evaluating a web-enabled Playmaker device. We have also developed Internet kiosks into test sites. Currently, we do not have an anticipated time for development of the Public Portal. In an effort to prepare for the launch of the Company's new game website, BUZZTIME.com, the Company performed off-site testing for Internet based engines and content delivery mechanisms for trivia gaming. The Company also investigated various hardware and software platforms to determine the environment that will best serve the live sport play-along games.



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

                                    PART II


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


     The following table sets forth certain information with respect to the principal sources of the Company's revenues during the years ended December 31, 1999 and 1998.



                                                        YEARS ENDED DECEMBER 31
                                                        -----------------------
                                                            1999       1998
                                                          -------    -------
                                                            (IN THOUSANDS)
Hospitality Revenues....................................  $22,250    $20,973
Internet Revenues.......................................      383      1,131
America Online Fees.....................................      600        883
Equipment Sales, net....................................       84        499
Other Revenue...........................................      431        708



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



     Equipment sales are sales of NTN's broadcast equipment to customers and foreign licensees.



     Hospitality revenues increased 6% to $22,250,000 for the year ended December 31, 1999 from $20,973,000 for the year ended December 31, 1998. This increase is primarily due to an increase in fees charged for the setup, installation and training for the Digital Interactive Television Network ("DITV Network") as compared to the original NTN Network. Subscribers to the network did, however, decline by 2% from 1998 to 1999. During the year ended December 31, 1999, approximately 1,500 DITV Network systems were installed. Included in hospitality revenues are revenues from NTN's Canadian licensee totalling $1,292,000 for both years ended December 31, 1999 and 1998. The Company also include advertising fees in hospitality revenues. In 2000, the Company sold $1.3 million in national and regional advertising, comprised primarily of companies in the wine, beer and spirits category.


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



     Equipment sales decreased 83% to $84,000 for the year ended December 31,1999 from $499,000 for the year ended December 31, 1998. This decrease was due to the conclusion of the recognition of deferred revenue associated with prior equipment sale-leasebacks and also a result of no equipment being sold in 1999. Prior to 1999, the Company sold equipment to its customers and through its wholly-owned subsidiary, LearnStar. In 1998, the Company stopped selling equipment to its customers. In 1999, the Company sold an 82.5% interest in LearnStar and stopped selling equipment to LearnStar customers.


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

     Direct operating costs of services increased 18% to $11,169,000 for the year ended December 31, 1999 from $9,491,000 for the year ended December 31, 1998. This increase was due to aggregate expenses of approximately $600,000 associated with an increase in the number of sites installed, increased freight expenses associated with shipping equipment to the sites and an increase in the number of sales commissions paid in connection with the roll-out of the DITV Network in 1999. Satellite transmissions costs and ISP charges increased $884,000 due to additional services needed to support the DITV Network for the year ended December 31, 1999. Depreciation and amortization increased $411,000 due to an acceleration of depreciation of the DOS-based network equipment and capitalized purchases of broadcast equipment associated with the DITV Network which are offset by a decrease in amortization of capitalized software. These increases were partially offset by the settlement of an accrued liability for license fees that was less than had been estimated. As a result, the Company reduced the accrued expenses and direct operating costs by approximately $180,000 related to the settlement in 1999. The results for the year ended December 31, 1998 included approximately $360,000 in costs related to the realignment of the satellite dishes at hospitality locations in order to receive broadcast transmissions from the Galaxy III-R satellite when the PanAmSat Galaxy IV satellite failed to operate in May 1998.


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


     Depreciation and amortization decreased 16% to $1,370,000 for the year ended December 31, 1999 compared to $1,636,000 for the year ended December 31, 1998 due to assets becoming fully depreciated.


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


     The following table sets forth certain information with respect to the principal sources of the Company revenues during the years ended December 31, 1998 and 1997.



                                                        YEARS ENDED DECEMBER 31
                                                        -----------------------
                                                            1998       1997
                                                          -------    -------
                                                            (IN THOUSANDS)
Hospitality Revenues....................................  $20,973    $21,018
Internet Revenues.......................................    1,131        694
America Online Fees.....................................      883      2,632
Equipment Sales, net....................................      499        475
Other Revenue...........................................      708      1,042




     Hospitality revenues decreased 1% to $20,973,000 in 1998 from $21,018,000 in 1997 due primarily to a reduction in average billing rates during 1998, which is offset by an increase in advertising revenue due to an increase in the number of commercial spots sold. NTN also experienced a 2% increase in subscribers to our network from 1997 to 1998.


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


     Direct operating costs of services decreased 13% to $9,491,000 in 1998 from $10,860,000 in 1997. The decrease relates to a reduction in site visit fees, commissions and other field expenses due to (i) the Company's decreased reliance on independent representatives in favor of employed field and marketing personnel and (ii) a revision, effective January 1, 1998, in the Company's commission and bonus structure for all field personnel. The decreases are offset by an increase of $446,000 in amortization expense related to an increase in software capitalized in 1997.



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


     Depreciation and amortization expense increased 62% to $1,636,000 in 1998 from $1,010,000 in 1997 due to additions of fixed assets.


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


SEGMENT ANALYSIS



NTN's operations are to develop and distribute interactive entertainment. Revenues generated by the two most significant segments are as follows:



------------------------------------------------------------------------------------------------------------
     Segment                   1999 Revenues                 1998 Revenues                 1997 Revenues
------------------------------------------------------------------------------------------------------------
Hospitality             $22,250,000         96%       $20,973,000          91%       $21,018,000         86%
BUZZTIME                  1,028,000          4%         2,014,000           9%         3,326,000         14%
                        -----------        ----       -----------         ----       -----------        ----

Total                    23,278,000        100%        22,987,000         100%        24,344,000        100%
                        ===========        ====       ===========         ====       ===========        ====
------------------------------------------------------------------------------------------------------------


Hospitality revenues increased 6% in 1999 over 1998 due primarily to an increase in fees charges for the setup, installation and training for the DITV Network as compared to the original NTN Network.


Hospitality revenues decreased 1% in 1998 over 1997 due primarily to a reduction in average billing rates during 1998 offset partially by an increase in advertising revenue due to an increase in the number of commercial spots aired.


BUZZTIME revenues decreased 49% in 1999 over 1998 due to the expiration of the trial performed for Bell Canada in 1998 which generated $670,000 in 1998 that did not occur in 1999 and a reduction in the fees earned from America Online of $283,000 as a result of entering into a new contract with AOL in the second quarter of 1998 which provided for a flat monthly fee rather than fees based on usage.


BUZZTIME revenues decreased 39% in 1998 over 1997 due to a reduction in the fees earned from AOL of $1,749,000 largely due to non-recurring revenue of $1,000,000 in 1997 from AOL related to AOL's termination of its prior contract with BUZZTIME. These decreases were partially offset by an increase in revenue generated from Bell Canada of $290,000 and revenue related to GTE Mainstreet, which did not exist in 1997.



Operating income (loss) by segment are illustrated below:




------------------------------------------------------------------------------------------------
      Segment           1999 Income (Loss)       1998 Income (Loss)       1997 Income (Loss)
------------------------------------------------------------------------------------------------
Hospitality                       $ 6,798,000              $ 5,755,000               $1,129,000

BUZZTIME                           (4,599,000)              (1,371,000)                (247,000)
                                  -----------              -----------               ----------
Total                               2,199,000                4,384,000                  882,000
                                  ===========              ===========               ==========
------------------------------------------------------------------------------------------------



The hospitality operating income was $1 million higher in 1999 over 1998. The increased income was a result of a reduction in SG&A. SG&A expenses decreased because of a shift in directives within the technology area. Prior to 1999 the technology personnel costs were primarily was related to the hospitality business. In 1999, the majority of technology personnel costs were incurred for the BUZZTIME segment business initiatives.



The hospitality operating income was $4.6 million higher in 1998 over 1997. A significant decrease in SG&A of approximately $2.8 million drove the increase in operating income in 1998. $2.3 million of the reduction related to charges for obsolete inventory in 1997 while the remainder was from reductions in advertising and promotion expense. Direct expenses decreased by approximately $1.8 million due to a reduction in site visit fees, commissions, and other field expenses.


BUZZTIME operating loss was $3.2 million higher in 1999 over 1998. SG&A expenses increased due to a strengthened focus on BUZZTIME initiatives as a result of increased technology personnel costs related to positioning BUZZTIME for the year 2000.

BUZZTIME operating loss was $1.1 million higher in 1998 over 1997. Revenue decreased by $1.3 million due to a significant reduction in AOL fees. The reduction was primarily a result of non-recurring revenue recognized in 1997 and a revised contract with AOL. The increase in revenues was offset by a decrease in SG&A expenses as a result of lower production efforts.


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


     As of December 31, 1999, the Company has outstanding in 7% senior subordinated convertible notes of $4,705,000, payable February 1, 2001 and bearing interest at 7% per annum. If the Company defaults under the convertible notes, in the discretion of the holders of the convertible notes, the entire outstanding principal amount of the convertible notes and all accrued and unpaid interest will become immediately due and payable in full. On November 20, 1999, $1,000,000 of principal plus accrued interest was converted into approximately 793,000 shares of Common Stock.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      NTN is exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 1999, NTN owned Common Stock of an Australian company that is subject to market risk. At December 31, 1999, the carrying value of this investment was $937,000, which is net of a $360,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At December 31, 1999, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $97,000 in the carrying value of the investment.

      NTN has outstanding convertible notes which bear interest at 4% per annum and line of credit borrowings which bear a rate equal to the Prime Rate plus 1.5% per annum, which cannot be less than 9% per annum. At December 31, 1999, a hypothetical one percentage point increase in the Prime Rate would result in an increase of $25,000 in annual interest expense.

      The Company does not have derivative financial instruments.

                                    PART III

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

     In March 1997, NTN entered into a separate Consulting Agreement with Mr. Edward C. Frazier. Mr. Frazier was an NTN director from August 1996 until May 1998. He served as Chairman of the Board from March 1997 until February 1998. From March 1997 until October 1997, Mr. Frazier assumed the responsibilities of Chief Executive Officer of NTN on an interim basis. Under the consulting agreement, Mr. Frazier agreed to spend on average seven days a month consulting with management of NTN regarding NTN's operations and serving as a consultant to NTN's President and as a member of NTN's Executive Advisory Board, which had just been created by NTN's Board of Directors. The Executive Advisory Board was subsequently disbanded. The Consulting Agreement was to expire in March 1999, unless sooner terminated. In consideration for his services under the foregoing Consulting Agreement, Mr. Frazier was granted a five-year, nonqualified stock option to purchase 250,000 shares of Common Stock at an exercise price of $4.50 per share, which was to vest in 24 monthly installments of approximately 10,416 shares each, subject to Mr. Frazier remaining as a consultant, and was to become exercisable on and after February 28, 1999. NTN also agreed to reimburse Mr. Frazier for certain expenses relating to his consulting services. In May 1997, Mr. Frazier's option was amended to reduce the exercise price to $2.81 and to provide that it would become immediately exercisable in full in the event of a "Change of Control" (as defined) of NTN. In January 1998, the Board of Directors cancelled the Consulting Agreement and reduced the compensation to 104,167 options, which are 100% vested at March 31, 1998. In connection with the option granted to Mr. Frazier under the

Consulting Agreement, NTN recorded a charge pursuant to SFAS No. 123 of $224,000 in 1997. An additional charge of $58,000 was recorded in 1998.

     In April 1997, NTN entered into another Consulting Agreement with
Frazier King Media Holding Co. under which Frazier/King was engaged to review and consult with management of NTN regarding NTN's strategic business plan, current operations and future development and to devise and structure an appropriate plan to secure future financing for NTN. Frazier King Media Holding Co. is a private media property holding company and consulting firm, founded in August 1996. Mr. Edward C. Frazier is a principal of the company and 50% owner. The Consulting Agreement was terminable by NTN any time upon ten days notice to Frazier/King in the event the Board of Directors as a whole determined in good faith that Frazier/ King had failed materially to perform, or had breached its duties, under the Consulting Agreement.

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

          3. Exhibits. The following exhibits are filed as a part of this report:



        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation
                            of the Company, as amended(7)
          3.2            -- Certificate of Designations, Rights and Preferences
                            of Series B Convertible Preferred Stock(12)
          3.3            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company, dated March 22, 2000(13)
          3.4            -- Certificate of Amendment to Restated Certificate
                            of Incorporation of the Company, dated March 24, 2000(13)
          3.5            -- Bylaws of the Company(2)
         10.1            -- License Agreement with NTN Canada(3)
         10.2            -- National Football League License Agreement(3)
         10.3            -- Lease of Office with The Campus L.L.C.(4)
         10.4*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Patrick J.
                            Downs.(5)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.5*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Daniel C.
                            Downs.(5)
         10.6*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Ronald E.
                            Hogan(5)
         10.7*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Gerald P.
                            McLaughlin.(5)
         10.8*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Michael J.
                            Downs.(5)
         10.9*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Robert
                            Klosterman.(5)
         10.10*          -- Letter agreement, dated March 4, 1997, between NTN and
                            Alan Magerman.(5)
         10.11*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Patrick J. Downs.(5)
         10.12*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Daniel C. Downs.(5)
         10.13*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Ronald E. Hogan.(5)
         10.14*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Gerald P.
                            McLaughlin.(5)
         10.15*          -- Consulting Agreement, dated as of March 14, 1997, between
                            NTN Communications Inc. and Donald Klosterman.(5)
         10.16*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Patrick J Downs.(5)
         10.17*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Daniel C. Downs.(5)
         10.18*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Ronald E. Hogan.(5)
         10.19*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Gerald P. McLaughlin.(5)
         10.20*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Michael J. Downs.(5)
         10.21*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Robert Klosterman.(5)
         10.22*          -- Special Stock Option dated August 18, 1996 between NTN
                            Communications, Inc. and Gerald Sokol, Jr.(5)
         10.23*          -- Special Stock Option dated August 25, 1996 between NTN
                            Communications, Inc. and Robert Bennett(5)
         10.24*          -- Special Stock Option dated August 30, 1996 between NTN
                            Communications, Inc. and Edward C. Frazier(5)
         10.25*          -- Amendment to Nonqualified Stock Option Agreement, dated as of April 14, 1997, between NTN Communications, Inc.
                            and Edward C. Frazier.(6)
         10.26           -- Warrant Agreement, dated as of February 18, 1998 between
                            NTN Communications, Inc. and American Stock Transfer and
                            Trust Company, as warrant agent, including a form of
                            warrant certificate.(7)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.27*          -- Performance Incentive Stock Option Agreement dated
                            November 4, 1996 by and between NTN Communications, Inc.
                            and Gerald Sokol, Jr.(7)
         10.28*          -- Nonqualified Stock Option Agreement dated May 14, 1997 by and between NTN Communications, Inc. and Gerald Sokol,
                            Jr.(7)
         10.29*          -- Modification to Resignation Agreement, dated as of March
                            9, 1998 by and between NTN Communications, Inc. and
                            Daniel C. Downs(7)
         10.30*          -- Modification to Resignation Agreement, dated as of March
                            9, 1998 by and between NTN Communications, Inc. and
                            Patrick J. Downs(7)
         10.31*          -- Modification to Resignation Agreement, dated as of March
                            20, 1998 by and between NTN Communications, Inc. and
                            Ronald E. Hogan(7)
         10.32*          -- Employment Agreement, dated July 1, 1998, by and between
                            NTN Communications, Inc. and Gerald Sokol, Jr.(8)
         10.33*          -- Employment Agreement, dated October 7, 1998, by and
                            between NTN Communications, Inc. and Stanley B. Kinsey(9)
         10.34*          -- Stock Option Agreement, dated October 7, 1998, by and
                            between NTN Communications, Inc. and Stanley B. Kinsey(9)
         10.35*          -- Resignation and Release Agreement, dated February 18,
                            1999, by and between NTN Communications, Inc. and Gerald
                            Sokol, Jr.(9)
         10.36           -- Exchange Agreement, dated October 5, 1998, by and between
                            NTN Communications, Inc. and the Buyers as defined)(7)
         10.37           -- Loan and Security Agreement, dated August 6, 1999, by and between NTN Communications, Inc. and Coast Business
                            Credit, a division of Southern Pacific Bank.(10)
         10.38           -- Settlement Agreement, dated November 1, 1999, by and
                            between the Business Software Alliance and NTN
                            Communications, Inc.(10)
         10.39*          -- Stock Option Agreement, dated October 7, 1999, by and
                            between NTN Communications, Inc. and Stanley B. Kinsey(11)
         10.40           -- Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology Co.
                            Ltd.(1)
         23.00           -- Consent of KPMG LLP.(1)



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

(11) Previously filed as an exhibit to the Company's report on Form 10-K dated December 31, 1999 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as December 31, 1999 and
     1998...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................   F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 1999, 1998 and 1997...........   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................   F-6
Notes to Consolidated Financial Statements..................   F-8
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts..................................................  F-25

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

                                            /s/ KPMG LLP

San Diego, California
March 9, 2000

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS


                                                                  1999           1998
                                                              ------------   ------------
Current Assets:
  Cash and cash equivalents.................................  $  1,044,000   $  4,560,000
  Restricted cash...........................................       239,000             --
  Accounts receivable -- trade, net of allowance for
    doubtful accounts of $2,148,000 in 1999 and $1,720,000
    in 1998.................................................     2,541,000      2,471,000
  Investments available for sale............................       937,000             --
  Deposits on broadcast equipment...........................       611,000        237,000
  Prepaid expenses and other current assets.................     1,015,000        863,000
                                                              ------------   ------------
         Total current assets...............................     6,387,000      8,131,000
Broadcast equipment and fixed assets, net...................    10,470,000      7,249,000
Software development costs, net of accumulated amortization
  of $6,356,000 in 1999 and $5,422,000 in 1998..............       138,000      1,072,000
Other assets................................................       292,000        315,000
                                                              ------------   ------------
         Total assets.......................................  $ 17,287,000   $ 16,767,000
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................  $  1,421,000   $    840,000
  Accrued expenses..........................................     1,099,000      1,946,000
  Accrual for litigation costs..............................       334,000        847,000
  Accrual for management severance..........................       598,000        866,000
  Obligations under capital leases..........................       740,000        205,000
  Deferred revenue..........................................       796,000        645,000
  Note payable..............................................        79,000             --
  Sales taxes payable.......................................       399,000        382,000
                                                              ------------   ------------
         Total current liabilities..........................     5,466,000      5,731,000
Obligations under capital leases, excluding current
  portion...................................................       475,000        380,000
Accrual for settlement warrants.............................     1,793,000      1,670,000
Accrual for management severance............................            --        619,000
Revolving line of credit....................................     2,486,000             --
7% senior subordinated convertible notes....................     4,705,000             --
Other long-term liabilities and note payable, excluding
  current portion...........................................       141,000         42,000
                                                              ------------   ------------
         Total liabilities..................................    15,066,000      8,442,000
                                                              ------------   ------------
Shareholders' equity:
  Series A 10% cumulative convertible preferred stock, $.005 par value, 5,000,000 shares authorized; 161,000 shares
    issued and outstanding at December 31, 1999 and December
    31, 1998................................................         1,000          1,000
  Series B 7% cumulative convertible preferred stock, $.005
    par value, 85,000 shares authorized; 0 and 56,000 shares
    issued and outstanding at December 31, 1999 and December
    31, 1998, respectively..................................            --          1,000
  Common stock, $.005 par value, 50,000,000 shares
    authorized; 29,914,000 and 28,086,000 shares issued and
    outstanding at December 31, 1999 and December 31, 1998,
    respectively............................................       149,000        140,000
  Additional paid-in capital................................    66,548,000     70,733,000
  Accumulated deficit.......................................   (63,645,000)   (61,147,000)
  Accumulated other comprehensive loss......................      (360,000)            --
  Treasury stock, at cost, 111,000 and 329,000 shares at
    December 31, 1999 and December 31, 1998, respectively...      (472,000)    (1,403,000)
                                                              ------------   ------------
         Total shareholders' equity.........................     2,221,000      8,325,000
                                                              ============   ============
         Total liabilities and shareholders' equity.........  $ 17,287,000   $ 16,767,000
                                                              ============   ============


          See accompanying notes to consolidated financial statements

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                            1999          1998           1997
                                                         -----------   -----------   ------------
Revenues:
  Hospitality revenues.................................  $22,250,000   $20,973,000   $ 21,018,000
  Internet revenues....................................      383,000     1,131,000        694,000
  America Online fees..................................      600,000       883,000      2,632,000
  Equipment sales, net of cost of sales of $0, $208,000
     and $231,000 in 1999, 1998 and 1997,
     respectively......................................       84,000       499,000        475,000
  Other revenues.......................................      431,000       708,000      1,042,000
                                                         -----------   -----------   ------------
          Total revenues...............................   23,748,000    24,194,000     25,861,000
                                                         -----------   -----------   ------------
Operating expenses:
  Direct operating costs of services...................   11,169,000     9,491,000     10,860,000
  Selling, general and administrative..................   11,920,000    11,767,000     16,244,000
  Litigation, legal and professional fees..............      558,000     1,658,000        808,000
  Equipment lease expense..............................      652,000       932,000        936,000
  Stock-based compensation expense.....................      292,000       353,000      3,205,000
  Depreciation and amortization........................    1,370,000     1,636,000      1,010,000
  Bad debt expense.....................................      746,000       850,000      1,462,000
  Equipment charges....................................           --       240,000      2,543,000
  Research and development.............................      842,000       714,000      1,600,000
                                                         -----------   -----------   ------------
          Total operating expenses.....................   27,549,000    27,641,000     38,668,000
                                                         -----------   -----------   ------------
Operating loss.........................................   (3,801,000)   (3,447,000)   (12,807,000)
                                                         -----------   -----------   ------------
Other income (expense):
  Interest income......................................      116,000       288,000        238,000
  Interest expense.....................................   (1,050,000)     (289,000)      (793,000)
  Gain on sale of interest in subsidiary...............           --     1,643,000             --
  Gain on sale of assets of subsidiary.................    2,254,000            --             --
  Other................................................      (17,000)       12,000        905,000
                                                         -----------   -----------   ------------
          Total other income (expense).................    1,303,000     1,654,000        350,000
                                                         -----------   -----------   ------------
Income (loss) before income taxes......................   (2,498,000)   (1,793,000)   (12,457,000)
Provision for income taxes.............................           --            --             --
                                                         -----------   -----------   ------------
          Net income (loss)............................   (2,498,000)   (1,793,000)   (12,457,000)
                                                         -----------   -----------   ------------
Accretion of beneficial conversion feature on preferred
  stock................................................           --      (758,000)            --
                                                         -----------   -----------   ------------
Net income (loss) available to common shareholders.....  $(2,498,000)  $(2,551,000)  $(12,457,000)
                                                         ===========   ===========   ============
Net income (loss) per common share -- basic and
  diluted..............................................  $     (0.09)  $     (0.10)  $      (0.55)
                                                         ===========   ===========   ============
Weighted average shares outstanding -- basic and
  diluted..............................................   28,470,000    26,078,000     22,696,000
                                                         ===========   ===========   ============



          See accompanying notes to consolidated financial statements

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                      SERIES A AND B
                                        CUMULATIVE
                                        CONVERTIBLE                                                            ACCUMULATED
                                         PREFERRED                                                             ADDITIONAL
                                           STOCK             COMMON STOCK        ADDITIONAL                       OTHER
                                     -----------------   ---------------------     PAID-IN     ACCUMULATED    COMPREHENSIVE
                                     SHARES    AMOUNT      SHARES      AMOUNT      CAPITAL       DEFICIT          LOSS
                                     -------   -------   ----------   --------   -----------   ------------   -------------
Balance, December 31, 1996.........  161,000   $1,000    23,177,000   $116,000   $59,583,000   $(46,139,000)
  Issuance of stock for exercise of
    warrants and options...........       --       --       419,000      2,000       888,000            --             --
  Issuance of Series B Preferred
    Stock in private offering, net
    of issuance costs..............   70,000    1,000            --         --     6,706,000            --             --
  Issuance of stock in lieu of
    dividends......................       --       --         8,000         --            --            --             --
  Issuance and modifications of
    warrants granted to
    non-employees..................       --       --            --         --     3,205,000            --             --
  Issuance of stock for settlement
    of litigation..................       --       --        73,000         --       159,000            --             --
  Net loss.........................       --       --            --         --            --   (12,457,000)            --
                                     -------   -------   ----------   --------   -----------   ------------     ---------
Balance, December 31, 1997.........  231,000   $2,000    23,677,000   $118,000   $70,541,000   $(58,596,000)
  Issuance of stock in lieu of
    dividends......................       --       --        19,000         --            --            --             --
  Issuance of Treasury stock for
    settlement of litigation.......       --       --            --         --      (622,000)           --             --
  Issuance of Common Stock for
    settlement of litigation.......       --       --     1,200,000      6,000     1,194,000            --             --
  Conversion of Series B Preferred
    Stock to Common Stock..........  (14,000)      --     2,430,000     12,000       (12,000)           --             --
  Issuance of Common Stock in
    exchange for cancellation of
    options and warrants...........       --       --       759,000      4,000        (4,000)           --             --
  Issuance of Treasury Stock in
    exchange for cancellation of
    options and warrants...........       --       --            --         --    (1,181,000)           --             --
  Accretion of beneficial
    conversion feature on Series B
    Preferred Stock................       --       --            --         --       758,000            --             --
  Issuance of stock for exercise of
    warrants and options...........       --       --         1,000         --         1,000            --             --
  Options granted to
    non-employees..................       --       --            --         --        58,000            --             --
  Net loss.........................       --       --            --         --            --    (2,551,000)            --
                                     -------   -------   ----------   --------   -----------   ------------     ---------
Balance, December 31, 1998.........  217,000   $2,000    28,086,000   $140,000   $70,733,000   $(61,147,000)           --
  Conversion of Series B Preferred
    Stock to Convertible Note
    Payable........................  (56,000)  (1,000)           --         --    (5,448,000)           --             --
  Convertible Note Payable
    converted to Common Stock......       --       --       793,000      4,000     1,008,000            --             --
  Issuance of stock for exercise of
    warrants and options...........       --       --       334,000      2,000       345,000            --             --
  Issuance of Treasury Stock
    pursuant to anti-dilution
    provision......................       --       --            --         --      (931,000)           --             --
  Issuance of stock in lieu of
    interest.......................       --       --       435,000      2,000       295,000            --             --
  Issuance of stock in lieu of
    dividends......................       --       --        13,000         --            --            --             --
  Issuance of stock in payment of
    accrued board compensation.....       --       --       253,000      1,000       246,000            --             --
  Stock options granted below
    market.........................       --       --            --         --        38,000            --             --
  Warrants granted to
    non-employees..................       --       --            --         --       262,000            --             --
  Unrealized holding loss on
    investments available for
    sale...........................       --       --            --         --            --            --       (360,000)
  Net loss.........................       --       --            --         --            --    (2,498,000)            --
                                     -------   -------   ----------   --------   -----------   ------------     ---------
Balance, December 31, 1999.........  161,000   $1,000    29,914,000   $149,000   $66,548,000   $(63,645,000)    $(360,000)
                                     =======   =======   ==========   ========   ===========   ============     =========


                                      TREASURY
                                        STOCK         TOTAL
                                     -----------   ------------
Balance, December 31, 1996.........  $(3,339,000)  $ 10,222,000
  Issuance of stock for exercise of
    warrants and options...........           --        890,000
  Issuance of Series B Preferred
    Stock in private offering, net
    of issuance costs..............           --      6,707,000
  Issuance of stock in lieu of
    dividends......................           --             --
  Issuance and modifications of
    warrants granted to
    non-employees..................           --      3,205,000
  Issuance of stock for settlement
    of litigation..................           --        159,000
  Net loss.........................           --    (12,457,000)
                                     -----------   ------------
Balance, December 31, 1997.........  $(3,339,000)  $  8,726,000
  Issuance of stock in lieu of
    dividends......................           --             --
  Issuance of Treasury stock for
    settlement of litigation.......      755,000        133,000
  Issuance of Common Stock for
    settlement of litigation.......           --      1,200,000
  Conversion of Series B Preferred
    Stock to Common Stock..........           --             --
  Issuance of Common Stock in
    exchange for cancellation of
    options and warrants...........           --             --
  Issuance of Treasury Stock in
    exchange for cancellation of
    options and warrants...........    1,181,000             --
  Accretion of beneficial
    conversion feature on Series B
    Preferred Stock................           --        758,000
  Issuance of stock for exercise of
    warrants and options...........           --          1,000
  Options granted to
    non-employees..................           --         58,000
  Net loss.........................           --     (2,551,000)
                                     -----------   ------------
Balance, December 31, 1998.........  $(1,403,000)  $  8,325,000
  Conversion of Series B Preferred
    Stock to Convertible Note
    Payable........................           --     (5,449,000)
  Convertible Note Payable
    converted to Common Stock......           --      1,012,000
  Issuance of stock for exercise of
    warrants and options...........           --        347,000
  Issuance of Treasury Stock
    pursuant to anti-dilution
    provision......................      931,000             --
  Issuance of stock in lieu of
    interest.......................           --        297,000
  Issuance of stock in lieu of
    dividends......................           --             --
  Issuance of stock in payment of
    accrued board compensation.....           --        247,000
  Stock options granted below
    market.........................           --         38,000
  Warrants granted to
    non-employees..................           --        262,000
  Unrealized holding loss on
    investments available for
    sale...........................           --       (360,000)
  Net loss.........................           --     (2,498,000)
                                     -----------   ------------
Balance, December 31, 1999.........  $  (472,000)  $  2,221,000
                                     ===========   ============

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                          1999          1998           1997
                                                       -----------   -----------   ------------
Cash flows provided by (used in) operating
  activities:
  Net Income (loss)..................................  $(2,498,000)  $(1,793,000)  $(12,457,000)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization...................    6,557,000     6,412,000      5,305,000
     Provision for doubtful accounts.................      746,000       850,000      1,462,000
     (Gain) loss from disposition of equipment.......       (6,000)      240,000      2,543,000
     Non-cash compensation charges...................      292,000       353,000      3,205,000
     Accreted interest expense.......................      459,000       211,000        410,000
     Amortization of deferred revenue................      (85,000)   (1,022,000)      (719,000)
     Gain on sale of interest in subsidiary..........           --    (1,643,000)            --
     Gain on sale of assets of subsidiary............   (2,254,000)           --             --
     Gain on sale of interest in building............           --            --       (905,000)
     Stock issued in settlement of litigation........           --            --        159,000
     Changes in assets and liabilities:
       Restricted cash...............................     (239,000)           --             --
       Accounts receivable...........................     (816,000)     (627,000)    (1,956,000)
       Deposits on broadcast equipment...............     (374,000)     (237,000)            --
       Prepaid expenses and other assets.............     (423,000)     (487,000)     3,542,000
       Accounts payable and accrued expenses.........     (209,000)       64,000       (108,000)
       Deferred revenue..............................      236,000      (382,000)       523,000
       Management severance and other long-term
          liabilities................................     (955,000)     (819,000)    (2,008,000)
                                                       -----------   -----------   ------------
          Net cash provided by (used in) operating
            activities...............................      431,000     1,120,000     (1,004,000)
                                                       -----------   -----------   ------------
Cash flows provided by (used in) investing
  activities:
  Capital expenditures...............................   (6,814,000)   (3,002,000)    (3,700,000)
  Capital software expenditures......................           --       (10,000)    (1,020,000)
  Notes receivable...................................       70,000       (70,000)            --
  Proceeds from sale of assets of subsidiary.........    1,227,000            --             --
  Proceeds from sale of equipment....................       45,000            --             --
  Proceeds from sale of interest in building.........           --            --      1,405,000
  Proceeds from sale of interest in subsidiary.......           --     1,862,000             --
                                                       -----------   -----------   ------------
          Net cash provided by (used in) investing
            activities...............................   (5,472,000)   (1,220,000)    (3,315,000)
                                                       -----------   -----------   ------------
Cash flows provided by (used in) financing
  activities:
  Principal payments on capital leases...............   (1,125,000)     (104,000)            --
  Borrowings from revolving line of credit...........   11,175,000            --             --
  Proceeds from issuance of debt.....................           --            --      4,470,000
  Principal payments on debt and revolving line of
     credit..........................................   (8,872,000)           --     (9,563,000)
  Proceeds from issuance of common and preferred
     stock, less issuance of costs paid in cash......           --            --      7,597,000
  Exercise of stock options..........................      347,000            --             --
                                                       -----------   -----------   ------------
          Net cash provided by (used in) financing
            activities...............................    1,525,000      (104,000)     2,504,000
                                                       -----------   -----------   ------------
Net increase (decrease) in cash and cash
  equivalents........................................   (3,516,000)     (204,000)    (1,815,000)
                                                       -----------   -----------   ------------
Cash and cash equivalents at beginning of period.....    4,560,000     4,764,000      6,579,000
                                                       -----------   -----------   ------------
Cash and cash equivalents at end of period...........  $ 1,044,000   $ 4,560,000   $  4,764,000
                                                       ===========   ===========   ============

          See accompanying notes to consolidated financial statements

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                               1999         1998        1997
                                                            ----------   ----------   --------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest.............................................  $  249,000   $  121,000   $367,000
                                                            ==========   ==========   ========
     Income taxes.........................................  $       --   $       --   $     --
                                                            ==========   ==========   ========
Supplemental disclosure of non-cash investing and
  financing activities:
  Issuance of treasury stock pursuant to anti-dilution
     provision............................................  $  931,000   $1,181,000   $     --
                                                            ==========   ==========   ========
  Issuance of common stock in payment of interest.........  $  297,000   $       --   $     --
                                                            ==========   ==========   ========
  Issuance of common stock in payment of board
     compensation.........................................  $  247,000   $       --   $     --
                                                            ==========   ==========   ========
  Equipment acquired under capital leases.................  $1,767,000   $  464,000   $258,000
                                                            ==========   ==========   ========
  Equipment and license acquired by issuing note
     payable..............................................  $  361,000   $       --   $     --
                                                            ==========   ==========   ========
  Exchange of preferred stock for convertible notes and
     warrants.............................................  $5,449,000   $       --   $     --
                                                            ==========   ==========   ========
  Exchange of convertible notes to common stock...........  $1,012,000   $       --   $     --
                                                            ==========   ==========   ========
  Issuance of common stock in exchange for cancellation of
     options and warrants.................................  $       --   $    4,000   $     --
                                                            ==========   ==========   ========
  Unrealized holding loss on investments available for
     sale.................................................  $  360,000   $       --   $     --
                                                            ==========   ==========   ========
  Sale of assets of subsidiary for cash of $1,227,000 and
     stock of eBet Online.................................  $1,297,000   $       --   $     --
                                                            ==========   ==========   ========

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

  Revenue Recognition


     The Company recognizes revenue from five sources: Hospitality revenues, Internet revenues, America Online revenues, Equipment Sales and Other Sources. Revenue is not recognized until collectability of fees is reasonably assured.

     Hospitality revenue is generated primarily from broadcasting content and advertising. Revenues generated from broadcasting content to subscriber locations is recognized ratably over the contract term as the content is broadcast 17 hours a day / seven days a week. Consistent with the terms of advertising agreements, advertising is aired a specified number of times per hour everyday and therefore, revenues are recognized ratably over the contract term. Included in hospitality revenue are amounts earned under a license agreement with the Company's Canadian licensee, who operates approximately 500 hospitality locations. Revenue under this license agreement is recognized on a monthly basis as broadcast content is aired similar to hospitality revenue.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

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

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

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

  Basic and Diluted Earnings Per Common Share

     The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share". Basic EPS excludes the dilutive effects of options, warrants and other convertible

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company. Options, warrants, convertible preferred stock and convertible notes representing approximately 15,306,000, 5,569,000 and 17,630,000 shares were excluded from the computations of net loss per common share for the years ended December 31, 1999, 1998 and 1997, respectively, as their effect is anti-dilutive.

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

  Reclassifications

     Certain items in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

(2) BROADCAST EQUIPMENT AND FIXED ASSETS

     Broadcast equipment and fixed assets are recorded at cost and consist of the following:

                                                                1999          1998
                                                            ------------   -----------
Broadcast equipment.......................................  $ 14,502,000   $ 9,243,000
Furniture and fixtures....................................       445,000       294,000
Machinery and equipment...................................     5,080,000     3,958,000
Leasehold improvements....................................       547,000       472,000
Equipment under capital lease:
  Broadcast equipment.....................................     1,589,000            --
  Machinery and equipment.................................       902,000       724,000
Other equipment...........................................         9,000        36,000
                                                            ------------   -----------
                                                              23,074,000    14,727,000
Accumulated depreciation and amortization.................   (12,604,000)   (7,478,000)
                                                            ------------   -----------
                                                            $ 10,470,000   $ 7,249,000
                                                            ============   ===========

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

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

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

     The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $0.72, $0.72, and $2.58, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
1999 -- dividend yield of 0%, risk-free interest rate of 5.28%, expected volatility of 124.97%, and expected life of 3.6 years; 1998 -- dividend yield of 0%, risk-free interest rate of 4.69%, expected volatility of 188%, and expected life of 5.2 years; and 1997 -- dividend yield of 0%, risk-free interest rate of 6.5%, expected volatility of 179%, and expected life of 7.5 years; In compliance with APB No. 25, the Company expensed $38,000 in 1999 associated with the grant of 600,000 options issued in 1999 below market value pursuant to the Option Plan. No options were granted below market value in 1998 or 1997 pursuant to the Option Plan.

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

                                                       1999         1998         1997
                                                    ----------   ----------   -----------
Net loss              As reported.................  $2,498,000   $2,551,000   $12,457,000
                      Pro forma...................  $3,514,000   $4,365,000   $16,733,000
Net loss per share    As reported.................  $     0.09   $     0.10   $      0.55
                      Pro forma...................  $     0.12   $     0.17   $      0.74

     A summary of stock option activity during 1999, 1998 and 1997 is as follows:

                                           SPECIAL PLAN                    OPTION PLAN
                                   ----------------------------   -----------------------------
                                               WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                    SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                   ---------   ----------------   ----------   ----------------
OUTSTANDING DECEMBER 31, 1996....         --           --          6,689,000        $5.09
  Granted........................    600,000        $5.00          1,947,000         2.66
  Exercised......................    430,000         3.30            (45,000)        2.08
  Canceled.......................         --           --         (3,503,000)        5.58
                                   ---------        -----         ----------        -----
OUTSTANDING DECEMBER 31, 1997....  1,030,000         3.01          5,088,000         3.47
  Granted........................    104,000         2.81          3,290,000         0.93
  Exercised......................         --           --                 --           --
  Canceled.......................   (430,000)        3.30         (3,721,000)        3.59
                                   ---------        -----         ----------        -----
OUTSTANDING DECEMBER 31, 1998....    704,000         2.81          4,657,000         1.58
  Granted........................         --           --          3,179,000         0.92
  Exercised......................         --           --           (325,000)        1.04
  Canceled.......................         --           --         (1,030,000)        0.95
                                   ---------        -----         ----------        -----
OUTSTANDING DECEMBER 31, 1999....    704,000        $2.81          6,481,000        $1.38
                                   =========        =====         ==========        =====
EXERCISABLE AS OF DECEMBER 31,
  1999...........................    704,000        $2.81          2,039,000        $2.11
                                   =========        =====         ==========        =====

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     A summary of options outstanding and exercisable by exercise price range at December 31, 1999 is as follows:

                              OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
               -------------------------------------------------   ------------------------------
   RANGE OF                  WEIGHTED AVERAGE
   EXERCISE      NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
    PRICES     OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
  -----------  -----------   ----------------   ----------------   -----------   ----------------
      Special
        Plan:
  $2.81......     704,000        4 years             $2.81            704,000         $2.81
       Option
        Plan:
  $0.56-$1.50..  4,863,000       9 years             $0.86            807,000         $0.89
  $1.51-$3.00..  1,293,000       6 years             $2.71          1,006,000         $2.68
  $3.01-$6.50..    325,000       5 years             $3.95            226,000         $3.95

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

  Warrants


     In 1999, 1998 and 1997, the Company granted 1,191,000, 1,000,000 and
1,065,000 warrants to non-employees, with exercise prices equal to the market value on the date of grant. The warrants were issued to non-employees under consulting agreements in consideration for services provided to the Company over contractual periods of one to two years. Compensation expense related to these warrants is recorded over the service period that generally coincides with vesting. In accordance with SFAS 123 and EITF 96-18 the Company considers the measurement date for compensation expense to be the date when all services have been rendered under the agreement. Modifications that increase the fair value of the warrants are treated as an exchange of the original warrant for a new one. Additional compensation expense related to modifications is recorded over the remaining service period. The per share weighted-average fair value of warrants granted during 1999, 1998 and 1997 was $1.03, $0.50 and $1.83, respectively. In compliance with SFAS No. 123, the Company expensed $262,000, $0 and $1,401,000 in 1999, 1998 and 1997, respectively, associated with these warrants. The fair value of each warrant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1999 -- dividend yield of 0% percent, risk-free interest rate of 4.93%, expected volatility of 81.2%, and an expected life of 2.9 years; 1998 -- dividend yield of 0% percent, risk-free interest rate of 4.23%,

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES expected volatility of 188%, and an expected life of 2.3 years; 1997 -- dividend yield of 0% percent, risk-free interest rate of 6.5%, expected volatility of 179%, and an expected life of 10 years.

     The following summarizes warrant activity during 1999, 1998 and 1997:

                                                           OUTSTANDING   WEIGHTED AVERAGE
                                                            WARRANTS     EXERCISE PRICES
                                                           -----------   ----------------
DECEMBER 31, 1996........................................   4,581,000         $4.10
  Granted................................................   1,065,000          1.83
  Exercised..............................................    (374,000)         2.07
  Canceled...............................................  (1,078,000)         4.39
                                                           ----------         -----
DECEMBER 31, 1997........................................   4,194,000          3.63
  Granted................................................   1,000,000          1.25
  Exercised..............................................          --            --
  Canceled...............................................  (2,291,000)         4.02
                                                           ----------         -----
DECEMBER 31, 1998........................................   2,903,000          2.49
  Granted................................................   1,191,000          1.00
  Exercised..............................................      (9,000)         0.96
  Canceled...............................................    (938,000)         2.63
                                                           ----------         -----
DECEMBER 31, 1999........................................   3,147,000         $1.89
                                                           ==========         =====
BALANCE EXERCISABLE AT DECEMBER 31, 1999.................   2,905,000         $1.72
                                                           ==========         =====

     At December 31, 1999, the range of exercise prices and the weighted-average remaining contractual life of outstanding warrants was $0.6875 to $7.50 and 2 years, respectively.

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

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

(6) INCOME TAXES

     For each of the years ended December 31, 1999, 1998 and 1997, there was no provision for current or deferred income taxes. The components that comprise deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                               1999           1998
                                                           ------------   ------------
Deferred tax assets:
  NOL carryforwards......................................  $ 16,711,000   $ 17,295,000
  Legal and litigation accruals..........................         3,000        361,000
  Allowance for doubtful accounts........................       859,000        719,000
  Compensation and vacation accrual......................       337,000        779,000
  Accrued expenses.......................................       185,000      1,032,000
  Allowance for equipment obsolescence...................        77,000             --
  Deferred revenue.......................................       247,000        133,000
  Research and experimentation credit....................       245,000        280,000
  Other reserves.........................................       717,000        247,000
  Amortization...........................................        96,000             --
  Depreciation...........................................       482,000             --
  Charitable contributions...............................        10,000        376,000
  Other..................................................            --         12,000
                                                           ------------   ------------
          Total gross deferred tax assets................    19,969,000     21,234,000
Valuation allowance......................................   (19,914,000)   (20,703,000)
                                                           ------------   ------------
Net deferred tax assets..................................        55,000        531,000
                                                           ------------   ------------
Deferred tax liabilities:
  Capitalized software...................................        55,000        457,000
  Amortization...........................................            --         55,000
  Other..................................................            --         19,000
                                                           ------------   ------------
          Total gross deferred liabilities...............        55,000        531,000
                                                           ------------   ------------
          Net deferred taxes.............................  $         --   $         --
                                                           ============   ============

     The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate is as follows:

                                                    1999         1998          1997
                                                 ----------   -----------   -----------
Tax at federal income tax rate.................  $ (849,000)  $  (610,000)  $(4,235,000)
State taxes net of federal benefit.............    (150,000)     (105,000)     (142,000)
Settlement warrants and SFAS 123 charges.......      99,000        84,000     1,109,000
Nondeductible expenses of IWN..................          --       299,000            --
Sale of LearnStar..............................          --      (559,000)           --
Change in valuation allowance..................    (789,000)    3,131,000     2,768,000
Adjustments of net operating loss
  carryforwards................................   1,384,000    (2,313,000)      563,000
Other..........................................     305,000        73,000       (63,000)
                                                 ----------   -----------   -----------
                                                 $       --   $        --   $        --
                                                 ==========   ===========   ===========

     The net change in the total valuation allowance for the year ended December 31, 1999 was a decrease of $789,000. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was an increase of $3,131,000, and $2,768,000, respectively. In assessing the realizability of deferred tax assets,

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

     Future minimum lease obligations under noncancelable operating leases, net of expected sublease payments of $154,000 in 2000 and $79,000 in 2001, at December 31, 1999 are as follows:

YEAR
ENDING                                                       TOTAL
------                                                      --------
2000.....................................................   $378,000
2001.....................................................     63,000
                                                            --------
          Total..........................................   $441,000
                                                            ========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

  Capital Leases

     The Company entered into capital leases for the purchase of new equipment. Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 1999 are as follows:

YEAR ENDING                                                  TOTAL
-----------                                                ----------
2000....................................................   $  907,000
2001....................................................      480,000
2002....................................................       21,000
2003....................................................       17,000
                                                           ----------
          Total minimum lease payments..................    1,425,000
Less: Amount representing interest ranging from 6% to
  33.7%.................................................     (210,000)
                                                           ----------
Present value of net minimum lease payments.............    1,215,000
Less current portion....................................     (740,000)
                                                           ----------
          Long term portion.............................   $  475,000
                                                           ==========

     Property held under capital leases is as follows:

                                                                 1999        1998
                                                              ----------   ---------
Equipment...................................................  $2,491,000   $ 724,000
Accumulated depreciation....................................    (667,000)   (159,000)
                                                              ----------   ---------
                                                              $1,824,000   $ 565,000
                                                              ==========   =========

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

     At any time after a period of 20 consecutive trading days during which the daily "Market Price" (as defined in the Exchange Agreement) of the Common Stock equals or exceeds $1.75 (subject to adjustment), the Company may elect upon 45 days prior written notice to prepay all or any portion of the convertible notes at a price of 105% of the outstanding principal amount, plus accrued and unpaid interest. The convertible notes will continue to be convertible, however, at any time prior to prepayment in full. The convertible notes

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES must be prepaid in connection with a merger or consolidation of the Company or other "Major Transaction" (as defined in the Exchange Agreement) if the consideration per share of Common Stock in the Major Transaction is at least $1.50. In such event, the prepayment price will be 105% of the outstanding principal amount of the convertible notes, plus accrued and unpaid interest.

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

     The warrants contain certain antidilution provisions that require adjustments in the purchase price and the number of shares of Common Stock purchasable in the event of a stock dividend, subdivision or combination of the outstanding shares of Common Stock or in the event of a recapitalization of the Company

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES and certain similar events. In addition, the exercise price and number of shares purchasable under the warrants are to be adjusted in the event the Company issues additional shares of Common Stock (or rights or options to subscribe for or purchase Common Stock) for no consideration, or for a consideration per share of Common Stock less than the "Current Market Price" (as defined) of the Common Stock under any employee stock option plan or other employee plan approved by the Company's Board of Directors, provided that the exercise or purchase price is not less than 85% of the fair market value on the date of grant. The warrants allow for cashless exercises by means of the Company's withholding of shares of Common Stock otherwise issuable to the holder, which shares are to be valued for this purpose based on the market price of the Common Stock at the time.

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

  Maturities

     Maturities of notes payable at December 31, 1999 are as follows:

                                                  CONVERTIBLE
YEAR ENDING                                          NOTES      NOTE PAYABLE     TOTAL
-----------                                       -----------   ------------   ----------
2000............................................          --      $ 79,000     $   79,000
2001............................................  $4,705,000        79,000      4,784,000
2003............................................          --        20,000         20,000
                                                  ----------      --------     ----------
Total Obligation................................   4,705,000       178,000      4,883,000
Less Current Maturities.........................          --       (79,000)       (79,000)
                                                  ----------      --------     ----------
Long Term Obligation............................  $4,705,000      $ 99,000     $4,804,000
                                                  ==========      ========     ==========

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

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

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

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

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

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     Total charges related to the Reorganization are comprised of the following:

                                                                 1997
                                                              ----------
Contractual payments for Agreements, net of discount........  $3,128,000
Cancellation of notes receivable and related accrued
  interest of $216,000 from former officers.................          --
Cancellation of note receivable from President..............     150,000
Bonus granted to President..................................      85,000
Charge related to extension of the exercise period and
  reduction in the exercise price of certain warrants and
  options...................................................   1,450,000
                                                              ----------
          Total charges.....................................  $4,813,000
                                                              ==========

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

                                                          1999          1998           1997
                                                       -----------   -----------   ------------
Revenues:
  Hospitality........................................  $22,250,000   $20,973,000   $ 21,018,000
  BUZZTIME...........................................    1,028,000     2,014,000      3,326,000
  IWN................................................      302,000       493,000        275,000
  Other..............................................           --       282,000        456,000
  Corporate..........................................      168,000       432,000        787,000
                                                       -----------   -----------   ------------
          Total Revenues.............................  $23,748,000   $24,194,000   $ 25,861,000
                                                       ===========   ===========   ============
Operating income (loss):
  Hospitality........................................  $ 6,798,000   $ 5,755,000   $  1,129,000
  BUZZTIME...........................................   (4,599,000)   (1,371,000)      (247,000)
  IWN................................................      (50,000)     (895,000)    (1,429,000)
  Other..............................................           --       (16,000)      (780,000)
  Corporate..........................................   (5,950,000)   (6,920,000)   (11,480,000)
                                                       -----------   -----------   ------------
          Total Operating Loss.......................  $(3,801,000)  $(3,447,000)   (12,807,000)
                                                       ===========   ===========   ============
Total Assets:
  Hospitality........................................  $12,547,000   $11,816,000   $ 10,510,000
  BUZZTIME...........................................      230,000     1,072,000      3,087,000
  IWN................................................      118,000       367,000      1,126,000
  Other..............................................           --            --        556,000
  Corporate..........................................    4,392,000     3,512,000      4,992,000
                                                       -----------   -----------   ------------
          Total Assets...............................  $17,287,000   $16,767,000     20,271,000
                                                       ===========   ===========   ============
Capital Expenditures and Software Development Costs:
  Hospitality........................................  $ 5,174,000   $ 2,383,000   $  4,050,000
  BUZZTIME...........................................           --        10,000             --
  Corporate..........................................    1,640,000       619,000        670,000
                                                       -----------   -----------   ------------
          Total Capital Expenditures and Software
            Development Costs........................  $ 6,814,000   $ 3,012,000      4,720,000
                                                       ===========   ===========   ============
Depreciation and amortization:
  Hospitality........................................  $ 4,290,000   $ 2,865,000   $  2,848,000
  BUZZTIME...........................................      934,000     2,015,000      1,578,000
  IWN................................................       14,000       698,000        157,000
  Other..............................................           --        21,000         67,000
  Corporate..........................................    1,319,000       763,000        788,000
                                                       -----------   -----------   ------------
          Total depreciation and Amortization........  $ 6,557,000   $ 6,412,000   $  5,305,000
                                                       ===========   ===========   ============

                                  SCHEDULE II
                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           ADDITIONS                      BALANCE
ALLOWANCE FOR                                 BALANCE AT   CHARGED TO                      AT END
DOUBTFUL ACCOUNTS                             BEGINNING     EXPENSE     DEDUCTIONS(A)    OF PERIOD
-----------------                             ----------   ----------   -------------    ----------
1997........................................  $1,563,000   1,462,000      1,712,000      $1,313,000
1998........................................  $1,313,000     850,000        443,000(b)   $1,720,000
1999........................................  $1,720,000     746,000        318,000      $2,148,000

---------------

(a) Reflects trade accounts receivable written off during the year, net of amounts recovered.

(b) In June 1998, the Company sold 82.5% of its interest in LearnStar, Inc. The deductions for 1998 include $379,000 related to the allowance for LearnStar, Inc. at the time of the sale.

                 See accompanying independent auditors' report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NTN COMMUNICATIONS, INC.

                                            By:       /s/ KENDRA BERGER
                                              ----------------------------------

                                                 Authorized Signatory



Dated: March 1, 2001

                               INDEX TO EXHIBITS



        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company, as amended.(7)
          3.2            -- Certificate of Designations, Rights and Preferences of
                            Series B Convertible Preferred Stock.(12)
          3.3            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company, dated March 22, 2000.(13)
          3.4            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company, dated March 24, 2000.(13)
          3.5            -- Bylaws of the Company.(2)
         10.1            -- License Agreement with NTN Canada(3)
         10.2            -- National Football League License Agreement(3)
         10.3            -- Lease of Office with The Campus L.L.C.(4)
         10.4*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Patrick J.
                            Downs.(5)
         10.5*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Daniel C.
                            Downs.(5)
         10.6*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Ronald E.
                            Hogan(5)
         10.7*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Gerald P.
                            McLaughlin.(5)
         10.8*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Michael J.
                            Downs.(5)
         10.9*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Robert
                            Klosterman.(5)
         10.10*          -- Letter agreement, dated March 4, 1997, between NTN and
                            Alan Magerman.(5)
         10.11*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Patrick J. Downs.(5)
         10.12*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Daniel C. Downs.(5)
         10.13*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Ronald E. Hogan.(5)
         10.14*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Gerald P.
                            McLaughlin.(5)
         10.15*          -- Consulting Agreement, dated as of March 14, 1997, between
                            NTN Communications Inc. and Donald Klosterman.(5)
         10.16*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Patrick J Downs.(5)
         10.17*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Daniel C. Downs.(5)
         10.18*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Ronald E. Hogan.(5)
         10.19*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Gerald P. McLaughlin.(5)
         10.20*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Michael J. Downs.(5)
         10.21*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Robert Klosterman.(5)
         10.22*          -- Special Stock Option dated August 18, 1996 between NTN
                            Communications, Inc. and Gerald Sokol, Jr.(5)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.23*          -- Special Stock Option dated August 25, 1996 between NTN
                            Communications, Inc. and Robert Bennett(5)
         10.24*          -- Special Stock Option dated August 30, 1996 between NTN
                            Communications, Inc. and Edward C. Frazier(5)
         10.25*          -- Amendment to Nonqualified Stock Option Agreement, dated as of April 14, 1997, between NTN Communications, Inc.
                            and Edward C. Frazier.(6)
         10.26           -- Warrant Agreement, dated as of February 18, 1998 between
                            NTN Communications, Inc. and American Stock Transfer and
                            Trust Company, as warrant agent, including a form of
                            warrant certificate.(7)
         10.27*          -- Performance Incentive Stock Option Agreement dated
                            November 4, 1996 by and between NTN Communications, Inc.
                            and Gerald Sokol, Jr.(7)
         10.28*          -- Nonqualified Stock Option Agreement dated May 14, 1997 by and between NTN Communications, Inc. and Gerald Sokol,
                            Jr.(7)
         10.29*          -- Modification to Resignation Agreement, dated as of March
                            9, 1998 by and between NTN Communications, Inc. and
                            Daniel C. Downs(7)
         10.30*          -- Modification to Resignation Agreement, dated as of March
                            9, 1998 by and between NTN Communications, Inc. and
                            Patrick J. Downs(7)
         10.31*          -- Modification to Resignation Agreement, dated as of March
                            20, 1998 by and between NTN Communications, Inc. and
                            Ronald E. Hogan(7)
         10.32*          -- Employment Agreement, dated July 1, 1998, by and between
                            NTN Communications, Inc. and Gerald Sokol, Jr.(8)
         10.33*          -- Employment Agreement, dated October 7, 1998, by and
                            between NTN Communications, Inc. and Stanley B. Kinsey(9)
         10.34*          -- Stock Option Agreement, dated October 7, 1998, by and
                            between NTN Communications, Inc. and Stanley B. Kinsey(9)
         10.35*          -- Resignation and Release Agreement, dated February 18,
                            1999, by and between NTN Communications, Inc. and Gerald
                            Sokol, Jr.(9)
         10.36           -- Exchange Agreement, dated October 5, 1998, by and between
                            NTN Communications, Inc. and the Buyers as defined)(7)
         10.37           -- Loan and Security Agreement, dated August 6, 1999, by and between NTN Communications, Inc. and Coast Business
                            Credit, a division of Southern Pacific Bank.(10)
         10.38           -- Settlement Agreement, dated November 1, 1999, by and
                            between the Business Software Alliance and NTN
                            Communications, Inc.(10)
         10.39*          -- Stock Option Agreement, dated October 7, 1999, by and
                            between NTN Communications, Inc. and Stanley B. Kinsey(11)
         10.40           -- Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology Co.
                            Ltd.(1)
         23.00           -- Consent of KPMG LLP.(1)



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

(11) Previously filed as an exhibit to the Company's report on Form 10-K dated December 31, 1999 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.