Form 10-K405
period 2000-12-31
NTN COMMUNICATIONS INC
filed 2001-04-02
CIK 748592

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
                             ---------------------

             [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of Registrant as of March 14, 2001, computed by reference to the closing sale price of the Common Stock on the American Stock Exchange, was approximately $21,817,566. For purposes of this computation, all directors and executive officers of Registrant are considered affiliates, but such inclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.

     As of March 14, 2001, Registrant had 36,636,240 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                     PAGE
- ----                                                                     ----
                                   PART I
 1.       Business....................................................     1
 2.       Properties..................................................    12
 3.       Legal Proceedings...........................................    13
 4.       Submission of Matters to a Vote of Security Holders.........    14

                                   PART II

 5.       Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    15
 6.       Selected Financial Data.....................................    16
 7.       Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    17
 7A.      Quantitative and Qualitative Disclosures About Market
          Risk........................................................    30
 8.       Consolidated Financial Statements and Supplementary Data....    30
 9.       Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    30

                                  PART III

 10.      Directors and Executive Officers of the Registrant..........    31
 11.      Executive Compensation......................................    33
 12.      Security Ownership of Certain Beneficial Owners and
          Management..................................................    36
 13.      Certain Relationships and Related Transactions..............    37

                                   PART IV

 14.      Exhibits, Consolidated Financial Statement Schedule, and
          Reports on Form 8-K.........................................    37
          Index to Consolidated Financial Statements and Schedule.....   F-1

                                     PART I

ITEM 1. BUSINESS

     THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "PLANS" OR SIMILAR EXPRESSIONS AND STATEMENTS RELATING TO OUR STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND PROSPECTS AND FINANCIAL POSITION. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT OUR PLANS, INTENTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH PLANS, INTENTIONS OR EXPECTATIONS WILL BE ACHIEVED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS ARE SET FORTH IN THIS REPORT UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

GENERAL

     NTN Communications, Inc., based in Carlsbad, California, develops and distributes interactive entertainment and owns and operates the largest "out-of-home" interactive consumer marketing television network in North America.

     We operate our businesses principally through two operating divisions: The NTN Network(R) and BUZZTIME, Inc.(TM). The NTN Network operates two interactive television networks: our original DOS-based network and our digital network introduced in April 1999. Both networks broadcast daily a wide variety of popular interactive games, advertisements and informational programming to consumers in approximately 3,500 restaurants, sports bars and taverns throughout North America. BUZZTIME, our wholly-owned subsidiary, was formed in December 1999 to develop and distribute trivia game shows and "TV Play-along" sports games.

     Unless otherwise indicated, references herein to "NTN," "we," "us" and "our" include NTN and its consolidated subsidiaries.

INDUSTRY SEGMENTS

     The industry segment information contained in the Notes to the Consolidated Financial Statements included in Item 14 of this report is incorporated by reference.

BUSINESS STRATEGY

     Our objective is to grow our businesses as a leading developer and distributor of interactive entertainment across several interactive platforms, including our out-of-home network, wireless devices and interactive television. To accomplish our objectives we are pursuing the following strategies:

     - Increasing the number of locations serving the NTN Network. We intend to accomplish this by expanding our product offerings to include value-added services, increasing the size of our sales force, providing new and updated content on a regular basis and through inexpensive telecommunication methods.

     - Developing BUZZTIME to become the preferred interactive entertainment channel on interactive television platforms being deployed by cable and satellite operators. We are focusing on developing BUZZTIME into a leading content provider for interactive television platforms and have shifted away from our prior strategy of using BUZZTIME as an Internet-based entertainment and marketing platform. We plan to adapt our interactive content and technology to the major interactive television platforms; gain distribution and increase market share by working with the major interactive television, cable and satellite industry partners; maintain a strong presence in wireless entertainment; and utilize the broadcast studio as a development and production facility to develop and deepen relationships with interactive television media and distribution companies.

     - Increasing revenues through current and new revenue sources. We receive money through subscriptions to the NTN Network by restaurants and bars, production services revenue, license fee revenue and from third-party advertisers of the NTN Network and BUZZTIME.com. We expect to continue generating revenue through these sources and, by growing our customer base, we expect to see revenue growth in subscription and advertising revenue. Similarly, as BUZZTIME takes full advantage of the emerging interactive television entertainment industry, we expect to increase revenue through three sources: carriage fees paid by local cable operators; subscriptions fees paid by interactive television home subscribers for premium channels or pay-per-play transactions; and advertising and production revenue.

     We have incurred net losses in the last five years and expect to incur losses through at least mid 2002. Recent losses have increased primarily as a result of significant expenditures related to the BUZZTIME initiatives for which no significant revenues have yet been generated.

     In order to execute our growth strategies for both the NTN Network and BUZZTIME, we will require additional financing in 2001. If we are unsuccessful in obtaining financing, some initiatives may have to be curtailed or deferred.

THE NTN NETWORK

  General

     The NTN Network is North America's largest "out-of-home" interactive television network. The unique private network broadcasts a variety of multi-player sports and trivia games 365 days per year to hospitality locations such as restaurants, sports bars, hotels, clubs and military bases totaling approximately 3,500 locations in North America as of March 14, 2001. The NTN Network earns revenue from delivering entertainment content to hospitality locations for a monthly fee, including installation revenue. The NTN Network also generates advertising revenue from third party advertisers on the NTN Network and license fee revenue from our Canadian licensee.

     The NTN Network is the only television network that is specifically designed to entertain the out-of-home viewer. Where other television broadcasts are produced for the home viewer who is passively watching from six feet away, our broadcast is easily viewed from a distance of over 15 feet. In addition, our content is not dependent upon audio, so it does not interfere with the location's own sound system or with patrons' conversations. Our content is designed to promote social interaction and stimulate conversation among the patrons. Hospitality locations pay to use our interactive technology to receive our entertainment broadcast.

     In April 1999, we began upgrading the NTN Network by introducing our "Digital Interactive TV" system to replace our decade-old DOS-based system. The digital system contains many new features, including a Windows-based platform with full-motion video capabilities and high-resolution graphics to allow more compelling content and better advertising opportunities. In addition, we have introduced new, more consumer friendly Playmaker(R) wireless game pads that operate at 900 MHz to increase transmission range and have a longer battery life. The new Playmakers also feature a larger, eight line LCD screen that displays sports scores and other ticker information and enable electronic, text-based chat between patrons.

PRINCIPAL PRODUCTS AND SERVICES

  Entertainment Programming

     The NTN Network's principal product/service is the broadcast of a variety of sports and interactive trivia games that entertain and challenge a player's skill and knowledge while creating significant customer loyalty. Customers generally execute a one-year contract to obtain our services and pay a monthly fee ranging from $300 to $950. Each hospitality location is furnished with our proprietary equipment, including a customized personal computer, a satellite data receiving unit (usually a small satellite dish), and a minimum of ten Playmakers, which players use to enter their selections.

     During live interactive programs, players participate in the play-along programs using two television screens. One screen features the live broadcast from the television network (e.g., an NFL football game), while the second screen displays the NTN Network program. Participants play the game by entering their selection on the Playmakers, which then transmit a radio signal to the on-site computer. A unique feature of the NTN Network's interactive programming is the player's ability to compete in real-time within each location and be ranked against players in all locations throughout North America. At the conclusion of the broadcast, players' scores are calculated and top scores are sent via phone lines to the NTN broadcast center in Carlsbad, California. Within minutes, rankings for each location are tabulated and displayed and rankings and scores for the top locations are transmitted back to all locations via the NTN Network for display. This feature enables each location to create on-premise promotions to increase patron loyalty as well as positioning NTN to capture national sponsors who want to use the competitions as a promotional tool.

     While certain of our sports games are available only during the seasons when the respective sports are played, trivia game programs allow us to offer year-round interactive programming. The NTN Network provides trivia competitions during evening hours, when locations, particularly restaurants and taverns, tend to be busiest. The NTN Network presently features games licensed pursuant to the perpetual non-exclusive license agreement from BUZZTIME.

     The programming is created to build a sense of community within each location by providing its customers the opportunity to compete against one another as well as against consumers in other locations across the country. The competition, intellectual challenge and personal recognition received by players on the NTN Network encourages patrons to stay longer at locations and return more often, enabling the locations to increase sales.

  Information Programming

     During the hours in which the NTN Network is not broadcasting interactive games, we use the broadcast network to transmit sports information as well as NTN Network programming information. We obtain the majority of its sports information (for which we pay a monthly fee) from Sportsticker wire service, electronically format the information and then retransmit it for broadcast to the locations.

  Advertising

     The NTN Network, in a manner similar to the television broadcast medium, sets aside a number of minutes of a broadcast hour for sale for advertising, promotional spots (promoting NTN Network's competitions and special events), "tune-in spots" (promoting NTN Network programming schedule), and public service announcements.

     The NTN Network has currently set aside 14 minutes each hour for advertising spots, promotional spots and "tune-in spots." Each spot is designed to be 15 seconds in length for a total of 56 spots per hour. We can insert advertising messages into our interactive sports and trivia programming at any number of locations. Further, messages can be broadcast over the NTN Network or custom-tailored for a specific location or several locations. Sponsorships of programs are also available and provide advertisers with specific premium exposure within a sponsorship program.

     Of the 56 available spots per hour, we reserve 40 for national advertisers. Using audience estimates and our regular, non-discounted rates, we have approximately $33.3 million in available inventory to support national advertising, with 12 additional spots reserved for regional advertisers, that are priced on a supply versus demand basis. The remaining four spots are offered to the individual site for local promotion and direct revenue opportunity. However, we may discount the advertising rates by as much as 25%. In 2000, we sold $1.4 million in national and regional advertising, comprised primarily of companies in the wine, beer and spirits category. We believe more opportunities exist to build business with these advertisers, as well as other advertisers.

  Frequent Player Program

     The NTN Network's Players Plus(R) frequent player club, numbering over 500,000 current members, offers advertisers an effective tool for market research. Players Plus members join by entering their name, address, zip code and identification number into a Playmaker, which is then captured at the broadcast center. Members earn points each time they play and also may have a chance to win prizes in the monthly Players Plus sweepstakes. Points earned by Players Plus members have no cash or redemption value. Sponsors are capable of receiving feedback through interaction with customers in the form of customer surveys on the NTN Network or via email.

DISTRIBUTION

     The NTN Network presently broadcasts from 15 to 17 hours, depending on the time zone, of interactive sports and entertainment trivia game programming on weekdays, with extended programming hours on weekends. The balance of broadcast time is devoted to a non-audible graphics-based service transmitting information, including sports scores and upcoming program promotions.

     Original programming is developed and produced at our facilities in Carlsbad, California for distribution to locations. Our facilities are equipped with video, satellite and communications equipment, and multimedia computers. We can provide simultaneous transmission of up to 16 live events for interactive play and a multitude of interactive games and other programs, allowing distribution of different programs to customers in different geographical locations.

     We use two independent services to distribute our programming via satellite to customers, although it is not dependent upon either service because there are several other providers that offer similar services. We endeavor to use the most effective and least expensive multiple data transmission techniques to distribute data from our facilities to customers, including Internet transmission and direct satellite broadcast.

     We have granted an exclusive license to Networks North, Inc., a Canadian company, to conduct all business relating to our content and hardware products throughout Canada. Our Canadian licensee currently distributes programming from our broadcast center to approximately 545 hospitality locations.

     We have also granted an exclusive license to eBet Limited, an Australian company, to distribute our games in commercial establishments and other public places throughout Australia and New Zealand via eBet Limited's own licensed network. Our Australian licensee currently broadcasts to approximately 29 hospitality locations.

MARKETING

     Currently, the NTN Network operates two parallel networks to broadcast its interactive game content. The original DOS-based platform is being supplanted by the more dynamic digital network, and we anticipate fully conversion by early 2002. The digital system provides greater growth and revenue opportunities due to its MPEG full motion video capability, allowing for dynamic presentation of enhanced on-screen interactive game programming and full motion advertising capabilities. The digital system also features a more robust 900 MHz Playmaker that facilitates consumer interaction with the network.

     We pay for the equipment necessary to upgrade the customer to the digital system and the customer only has to pay an installation fee to cover our costs in setting up the equipment and training the customer's personnel. Since the customer may choose when to convert to the new digital system, we will continue to support the DOS-based network as well. In addition, we do not intend to convert customers of our Canadian licensee from the DOS-based network at the present time.

     We believe that further growth opportunities exist by broadening the entertainment, information and communication services we currently provide to the out-of-home market. To address these opportunities, we are testing our "Intertainment Stations", stand-alone interactive kiosks that provide a full complement of Internet access (web surfing, email, instant messaging) as well as doubling as a "Digital Jukebox" to play MP3 and other digitally-encoded music on demand. Currently, we are testing a prototype version of the

Intertainment Station in various Southern California and Texas locations, with the plan to expand testing to 50 locations during the mid to latter part of 2001.

     Our programming will begin to evolve beyond trivia and Predict-The-Play play-along Sports/Entertainment events to include offerings designed to appeal to broader consumer segments and provide additional entertainment value to existing consumers. Throughout early 2001, we plan to introduce three non-trivia game concepts and broaden Predict-The-Play sports games through a cross-licensing agreement with the XFL. Throughout the balance of 2001, we plan to introduce programming packages targeting children, Playmaker-only entertainment and test live action video concepts. These expanded programming concepts will be sold as packaged services or tiers to existing subscribers to increase revenue and profit margin on a per-location basis.

     The NTN Network markets its services to potential hospitality customers primarily through advertising in national industry trade periodicals, national and regional industry trade shows, telemarketing, direct mail and direct contact through field representatives. All sales prospects are organized and tracked through shared database software and managed through regional-based sales management organization that utilizes direct salespersons in key markets combined with independent representatives that sell, service and support the hospitality industry.

     To generate and maintain consumer demand, ongoing promotions, player, and location-based competitions are scheduled and run on a local, regional, national and international basis (through our licensees). These competitions are scheduled nightly as part of the NTN Network trivia programming and throughout the NFL and XFL football seasons.

     Another core element to our marketing is our PlayersPlus frequent player program. We are enhancing PlayersPlus to increase data mining capabilities by enabling registration of more players and increasing its database of names, email addresses and demographic information. This information can be used to target direct marketing opportunities, as well as no-cost internal research for new product development, new game concepts and player satisfaction studies.

     We currently have approximately 500,000 members who accumulate points for playing. Our research has indicated that players place a high value on recognition for achievement and game play prowess. Achieving higher point levels earns the PlayersPlus member a higher status within the NTN Network enabling their name to be broadcast not only within their home location, but potential network-wide national exposure as well, which supports higher player satisfaction levels and repeat game play.

     Based on a study we conducted in December 2000, 18% of these registered players engage in our network games everyday; 32% play once or twice a week and 12% play once or twice a month. To further support our growth objectives, we are currently expanding database capabilities that will enable cross promotion between all NTN interactive platforms, whether they are in or out of the home. As an example of this focus, we are enhancing our corporate web site, www.ntn.com to provide expanded services for customers including site statistical information on game play, direct point-of-sale/marketing material ordering, special services and employee contests and information regarding special events, programming and promotions. To keep NTN players engaged, the site will feature player profile updates, special "game within game" competitions, news, information and a "site-finder" to enable consumers to find the nearest NTN Network location while travelling.

     In addition to delivering a highly desirable entertainment seeking demographic via network advertising, the NTN Network provides value-added marketing tools for the advertiser. OmniPoll, our interactive research polling tool, utilizes the PlayMaker and information on the screens to acquire both broad and discrete demographic and psychographic information regarding consumers attitudes, awareness and purchase intent for network sponsors' products and services. In addition, by combining the data available through the 500,000 PlayersPlus database, we can provide a complete interactive marketing communications solution that incorporates brand exposure, on-site promotion, quantitative/qualitative research and follow-up communication via email.

RAW MATERIALS

     Each system installed at a hospitality location is assembled from off-the-shelf components available from a variety of sources, except for the Playmakers. We are responsible for the installation and maintenance of each systems. The Playmaker is a hand-held, 900-megahertz radio frequency device used to enter choices and selections by players and is currently manufactured by Climax Technology, Ltd., a non-affiliated manufacturer in Taiwan.

     The servers we maintain to store and distribute our online services include:

     - Web servers. These servers are used to connect the user to our web sites.

     - Login and registration servers. These servers allow a user to register and/or log in to our web sites.

     - Game servers. These servers execute the games and collect user statistics from our web site.

     - Backend servers. These servers receive the data from the game servers and update the players' database, including producing reports on the game results and other statistical information.

     - Database servers. These servers host the player, game schedule and accounting databases.

SEASONAL BUSINESS

     Overall, our business generally is not seasonal. We bill revenue monthly as service is provided to customers. However, sales of new locations have traditionally been higher in the summer and early fall months compared to the rest of the year. This trend coincides with the start of the NFL season in August.

     The hospitality industry has historically experienced a relatively high business failure rate. Likewise, we have lost customers due to the failure of customer businesses, change in ownership and non-renewal of contracts, collectively referred to as "churn." Our historical churn experience has also been seasonal in that the percentage of churn has been highest following the completion of the NFL season in February, although churn occurs in all months. During our operating history, approximately 21% to 30% of the existing NTN Network customers at the beginning of a year have churned by the end of that year. We believe the introduction of the new digital network may reduce the churn rate. In a survey we conducted with customers who terminated our service, 18% of the customers with the 49 MHz technology cited technical performance as the primary reason for terminating service. Only 2% of customers with our new digital system said they terminated our services due to technical performance.

SIGNIFICANT CUSTOMERS

     Our customers are diverse and varied in size as well as location. We are not dependent on any one customer. We do not have any individual customer, including chain locations, who accounted for 10% or more of our consolidated revenues in 2000, 1999 or 1998.

BACKLOG

     We historically have not had a significant backlog at any time because we normally can deliver and install new systems at hospitality locations within the delivery schedule requested by customers (generally, within two to three weeks).

COMPETITION

     In January 1999, The Walt Disney Company introduced interactive programming broadcast in conjunction with live sporting and other events. In addition, pay-to-play, single-player interactive games from Midway Amusement Games, LLC, Merit Industries, Inc. and uWink, Inc. compete minimally with NTN in the entertainment category but this form of entertainment lacks the live, multi-player aspect and requires fees to play. Although we have few direct competitors in this area, we do compete for total entertainment dollars in the marketplace. Other forms of entertainment provided in public eating and drinking establishments include music-based systems and cable and pay-per-view television. However, informal feedback provided by customers indicates that patrons are inclined to stay longer and consume more food and beverage when NTN Network interactive games are offered as the main source of entertainment. Accordingly, NTN Network customers generally tend to view these services as a profit generator rather than a cost center.

BUZZTIME

  General

     BUZZTIME, Inc. is our wholly-owned subsidiary incorporated in the state of Delaware in December 1999. BUZZTIME currently is the distributor of its large digital trivia game show library and many unique "TV Play-along" sports games. Our TV play-along sports games are played while watching a sporting event on television. The games allow players to enter play-call predictions and be ranked against other players. For example, while watching an NFL football game on television, a player can predict whether the quarterback is going to pass or run the ball. The play-call prediction must be entered by the player prior to the ball snap. Once the play has been completed, the player's score is tabulated and ranked against other players.

     BUZZTIME functions as a developer and a distributor of game content. As a developer, it continues to augment its expansive interactive game library. As a distributor, BUZZTIME broadcasts live play-along game shows to a broad array of interactive platforms. Our goal is to take the BUZZTIME brand and online services to a multitude of interactive platforms that will include interactive television and hand-held interactive devices. There can be no assurance that we will be successful in executing this strategy.

PRINCIPAL PRODUCTS/SERVICES AND DISTRIBUTION

     BUZZTIME offers a broad range of interactive entertainment and programming which it delivers through many distribution channels. BUZZTIME is the primary game provider to the NTN Network. BUZZTIME also hosts and distributes our unique interactive TV play-along sports games which add an interactive, "Play-Along" layer to live sports television broadcasts. We believe that the combination of multiple cross-promotional distribution channels that currently exist together with those expected to be established in 2001 will give BUZZTIME broad consumer exposure as an emerging leader in the interactive game space.

     BUZZTIME presently features the following interactive sports games programs:

     Play-Along Games -- Interactive games played in conjunction with live, televised events. Games include the following:

GAME                                                       DESCRIPTION
- ----                                                       -----------
QB1(R)...................................   NFL and XFL licensed interactive strategy
                                              games played in conjunction with live
                                              telecasts of college and professional
                                              football games
NTN PowerPlay(R).........................   Interactive strategy game played in
                                              conjunction with live televised hockey
                                              games

     Fantasy Games -- Fantasy league games played in conjunction with sporting events or rotisserie leagues. Games include the following:

GAME                                                       DESCRIPTION
- ----                                                       -----------
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

     BUZZTIME presently features the following interactive trivia games programs:

     Premium Trivia Games -- Promotion-oriented weekly game shows that generally require 1-2 hours of participation. Prizes are awarded to the top finishers, except where prohibited by law. Games include the following:

GAME                                                       DESCRIPTION
- ----                                                       -----------
Passport.................................   Travel trivia
Playback(TM).............................   Music trivia
Showdown(R)..............................   Advanced trivia challenge
SportsIQ(TM).............................   Weekly sports trivia game
Sports Trivia Challenge(R)...............   Advanced sports trivia covering multiple
                                            topics
Spotlight(TM)............................   Entertainment and media-based trivia game
                                              (movies, music)
Glory Daze(TM)...........................   Trivia game focused on baby boomer topics
SIX(TM)..................................   Six categories of trivia in one game

     Trivia Games -- General-themed, standard games typically one-half hour in length. Games include the following:

GAME                                                       DESCRIPTION
- ----                                                       -----------
Brain Buster(R)..........................   Interactive trivia game covering esoteric
                                            topics
Countdown(R).............................   Interactive trivia game using word plays
Topix(TM)................................   Theme-driven trivia game played under
                                              controlled timing
Wipeout(TM)..............................   Interactive trivia game eliminating
                                            incorrect answers
Nightside(R).............................   Adult-oriented trivia
Sports Trivia(R).........................   General trivia game covering sports
                                            topics
Retroactive(TM)..........................   Pop-culture trivia with 60's, 70's and
                                            80's content
Football Weekend Roundup(TM).............   Football trivia game
Abused News(R)...........................   Humorous trivia game focused on headline
                                              News
Appeteasers(TM)..........................   Shorter version of humorous general
                                            trivia game
Jukebox(TM)..............................   Music trivia based on category selected
                                            by player
Triviaoke(TM)............................   Music trivia game
Get Reel(TM).............................   Movie trivia
PasTimes(TM).............................   History trivia
SciFiles(TM).............................   Science fiction trivia

     Custom Games -- Interactive games for simultaneous broadcast with their live telecasts.

GAME                                                       DESCRIPTION
- ----                                                       -----------
NTN Awards Show(TM)......................   Interactive game played in conjunction
                                            with the Academy Awards Show
NTN Draft Show(TM).......................   Interactive game played in conjunction
                                            with the annual NFL draft

     Classic Games -- Interactive games available to players at subscribing locations to our digital network.

GAME                                                       DESCRIPTION
- ----                                                       -----------
Bingo....................................   Interactive version of the classic game

     BUZZTIME has entered into and extended distribution agreements as follows:

     INFLIGHTONLINE

     BUZZTIME entered into an exclusive contract with Inflightonline to provide BUZZTIME trivia and chat services as part of the Inflightonline service running on commercial airlines. Inflightonline is a provider of in-flight Internet and intranet services on board commercial airline flights including a new interactive games and entertainment division featuring BUZZTIME games and entertainment. Passengers will be able to access BUZZTIME games and entertainment via their laptops connected to an on-board server through the in-flight phones.

     SPRINT PCS

     We entered into an agreement with Sprint PCS Wireless to provide BUZZTIME games to cellular phones. We will pay Sprint a fee to place BUZZTIME's link in the games category on the Sprint PCS Wireless Web. This link will enable cell phone users to access the BUZZTIME games. Sprint will also receive a portion of any revenues received by BUZZTIME from advertisements, electronic commerce and pay-for-play or other premium services. Sprint will pay us a referral fee for any new customers referred to Sprint PCS through the BUZZTIME services.

     WEBTV

     BUZZTIME entered into an agreement with WebTV Networks, Inc. for development and integration of the BUZZTIME web site for distribution via the WebTV Network. The one-year agreement provides subscribers to the WebTV Network with access to BUZZTIME games by way of both the Games Center and Sports Center sections of WebTV's web site.

     YAHOO!

     BUZZTIME entered into a two year licensing and promotion agreement with Yahoo! Inc., a leading global Internet communications, commerce and media company for integration of the BUZZTIME trivia game content into the Yahoo! games application. BUZZTIME provides Yahoo! Games and its players with a trivia section featuring seven of BUZZTIME's most popular trivia quiz game shows. As part of the agreement, the BUZZTIME.com web site receives promotional links on Yahoo! Games.

     FOXSPORTS.COM

     BUZZTIME extended its agreement with FOXSports.com through the 2000-2001 NFL season providing for the production and distribution of a customized, co-branded version of its Predict the Play live interactive football strategy game. Under this revenue-sharing agreement, the games are provided to end users via FOXSports Online and the NTN Network. Additionally, Fox provided on-air promotion during Fox-televised professional football games until the agreement expired after the 2000-2001 NFL season.

     AT&T

     BUZZTIME was selected in December 1999 as AT&T's first content provider in conjunction with AT&T's initiative to deploy DCT-5000 set-top boxes originally scheduled to begin in mid-2000. DCT-5000 cable boxes are capable of providing high-end digital interactive services to televisions on which they are conducted. However, deployment has been delayed by AT&T. BUZZTIME has agreed to provide its multi-player interactive trivia games and interactive play-along applications via AT&T's interactive television service. The five-year agreement provides for revenue sharing opportunities through sponsorship, advertising and e-commerce. However, we are not guaranteed to receive any revenues from this agreement.

     AMERICA ONLINE

     In December 1999, we signed a one-year nonexclusive content agreement with America Online making our trivia games available to America Online's more than 21 million members. In contrast to our previous agreement with America Online, the trivia content is available on each of America Online's 13 channels. There is one game per channel, but an option to play more trivia will be available to consumers that if selected will take the consumers to our web site where registrations and transactional activities will be between the consumer and us. Under the previous agreement with America Online, over 500,000 unique players played the NTN's games each month and there were over two million monthly entries averaging 14 minutes per visit according to America Online usage reports. This agreement expired on November 30, 2000.

MARKETING

     We are marketing existing interactive trivia game shows and live, play-along sports games available for play 24-hours per day on multiple interactive platforms, simultaneously, by hundreds of thousands of individuals. In addition to supporting the NTN Network, BUZZTIME is focusing its marketing efforts on interactive television and wireless platforms.

     Although the primary customer is the player/end-user who has access to the BUZZTIME content via their interactive television platform, BUZZTIME is also focusing immediate attention on interactive television technology companies and cable operators who are key drivers in the BUZZTIME marketing model. Their adoption of BUZZTIME content and technology is crucial to gain access to the primary customer.

     BUZZTIME intends to grow revenues through a combination of development and production fees, player subscription and pay-to-play on interactive television, and advertising. We also believe there is a strong opportunity to charge the cable operator for the interactive television content as it supports their sale of a larger interactive television services bundle to their subscribers. The BUZZTIME business model is supported by strong market demand for compelling content on emerging interactive television platforms and the proven success of the content on existing platforms such as the NTN Network and mobile phones.

     Key to revenue growth will be the adoption of interactive television services in the home, penetration of BUZZTIME content into the cable operators and the ability to charge either the player/subscriber or cable operator for the BUZZTIME interactive television channel. Once the content is exposed to a critical mass of interactive television viewers, we expect to sell advertising under a standard cable TV model.

RAW MATERIALS

     For media platforms such as online services, we distribute our programs to the recipients who maintain their own receiving, translation and re-broadcasting equipment. Accordingly, we have no raw materials or equipment needs for these customers beyond our own back-end servers.

COMPETITION

     In the online/internet services market, the consumer has many entertainment options from which to choose, ranging from cable television to telephone based services to computer online providers and the Internet. We offer live, multi-player games and services which are available to multiple interactive platforms in the home. Also, we compete for a share of the total home entertainment dollars against broadcast television, pay-per-view and other content offered on cable television. We also compete with other programming available to consumers through online services such as America Online. Cable television, in its various forms, provides consumers the opportunity to make viewing selections from anywhere between 30 to 100 free and pay channels, thus limiting the amount of time devoted to any particular channel. For the most part, cable television is predominantly a passive medium, and does not offer the viewer the opportunity to participate in its programming, and even less frequently, does it offer programming designed for active participation. Online providers, such as America Online, can provide literally thousands of options for content and entertainment; however, such online services have traditionally been confined to that company's subscriber base. Interaction among viewers is thus limited to the particular program as offered only on the specific online service. We offer consumers the opportunity to participate and compete against other viewers who are seeing the identical program over several different technological media, including interactive television, personal computers and/or the NTN Network.

     Within the online/internet service market is the competitive set for BUZZTIME, which are those sites which offer either trivia game play or similarly styled social, non-violent game play such as board or card games, games of chance, and strategy games. The competitive market for Internet game sites is relatively new, intensely competitive and rapidly changing. The number of Internet games sites competing for consumers' attention and spending has proliferated in recent years, and we expect the competition to continue to intensify. We compete directly and indirectly for advertisers, registrants and players. Registration data, number of users per month and the amount of time a user spends on a site per month are all important metrics by which advertising revenue is attracted. We believe that the principal competitive factors in attracting and retaining users and registrants is the ability to offer compelling and entertaining content and brand recognition.

LICENSING, TRADEMARKS, COPYRIGHTS AND PATENTS

     Our sports games make use of simultaneous telecasts of sporting events. Where we have licenses with various sporting leagues, we are also permitted to utilize the trademarks and logos of national teams and leagues in connection with the playing of an interactive game.

     We are party to an agreement with the NFL which will, unless renewed, expire on March 31, 2001. The NFL agreement grants us data broadcast rights to conduct interactive games on the NTN Network in conjunction with the broadcast of NFL football games, for which the NFL receives a royalty based on revenues billed by the NTN Network in connection with QB1 play. We are currently negotiating with the NFL for a new agreement, but we cannot assure you that a new agreement will be reached.

     We keep confidential as trade secrets the software used in the production of our programs. The hardware used in our operations is virtually off-the-shelf, except for the Playmakers. We own copyrights to all of our programs and software. In addition to the registration of the trademark for QB1, we have either received, or have applied for, trademark protection for the names of our other proprietary programming, to the extent that trademark protection is available for them. Our intellectual property assets are important to our business and, accordingly, we maintain a program directed to the protection of our intellectual property assets.

GOVERNMENT CONTRACTS

     We provide our broadcast services through the NTN Network to a small number of government agencies (usually military base recreation units); however, the number of government customers is small compared to our overall customer base. Contracts with government agencies are provided under substantially the same terms and conditions as to other corporate customers.

RESEARCH AND DEVELOPMENT

     During 2000, 1999 and 1998, we incurred approximately $430,000, $842,000, and $714,000, respectively, related to research and development projects, including projects performed by consultants to NTN. In 2000, our research and development efforts related to the next generation of the digital network, an Internet web site, wireless and interactive applications and Internet stations.

     We have previously experienced problems in the performance of our 49-megahertz Playmaker device. In an effort to address these equipment function problems, we developed a new 900-megahertz Playmaker. The new device has been more reliable as it has been deployed commercially with the launch of our digital network. Further, we have developed enhancements to its interactive software including a migration to a Windows-based platform and continued research into new and enhanced graphics. We continuously evaluate various methods of transmitting our programs and services. Research and development is also underway to migrate the current network technology to off-the-shelf Internet technology. By doing so, third party content, technology and hardware solutions can be easily integrated into our network systems.

     We work closely with independent user groups in an attempt to develop new and enhanced services and products in response to customer needs. One of our goals is to transform the previously entertainment-based service into a public portal to the Internet, enabling popular online services such as e-mail, chat, instant messaging and real-time informational services. Research is currently underway evaluating a web-enabled Playmaker device. Focus has shifted away from our prior strategy of using BUZZTIME.com as an interactive-based entertainment and marketing platform to adapting our content and technology to the major interactive television platforms.

     There is no assurance that we will successfully complete current or planned development projects or will do so within the prescribed time parameters and budgets. There can be no assurance, furthermore, that a market will develop for any product successfully developed.

ACQUISITIONS AND DIVESTITURES

     In April 1999, we acquired the assets and rights to certain technology, hardware and video games used in the Internet game business from Sikander, Inc. We paid $40,000 in cash and issued a promissory note to Sikander for the assets. The technology acquired from Sikander enables us to link the users on its existing network to players on coin-operated or pay-per-play Internet stations at other remote locations.

     In 1994, we formed LearnStar, Inc., which operated through June 1998 as our wholly-owned subsidiary. In June 1998, we sold an 82.5% interest in LearnStar to NewStar Learning Systems, L.L.C.

     In 1994, we also formed IWN, Inc., which served as the general partner of IWN L.P., a limited partnership engaged in the development of interactive technology for gaming applications. IWN, Inc. has no business or operations apart from its service as the general partner of IWN L.P. In August 1999, the assets of IWN L.P., which included its interactive wagering technology and a 25% interest in eBet Online Limited, were sold to eBet for $1,227,000 in cash and 4,000,000 shares of eBet common stock. eBet is a publicly traded company listed on the Australian Stock Exchange. IWN, Inc. and IWN, L.P. remain as legal entities, but they are not engaged in any business activities.

     We sold the assets of IWN, L.P. and the interest in LearnStar, Inc. in an effort to divest itself of its non-core subsidiaries.

GOVERNMENT REGULATIONS

     The cost of compliance with federal, state and local laws has not had a material effect upon our capital expenditures, earnings or competitive position to date. On June 16, 1998, we received approval from the Federal Communications Commission for our new 900 MHz Playmakers. The 900 MHz Playmaker is an integral component of our new digital network.

EMPLOYEES

     As of February 2001, we employ approximately 160 people on a full-time basis and 38 people on a part-time basis, and also utilize independent contractors for specific projects. None of our employees are represented by a labor union, and we believe our employee relations are satisfactory.

ITEM 2. PROPERTIES

     We lease approximately 39,000 square feet of office and warehouse space. The monthly rent is approximately $38,000. In July 2000, we entered into a new five-year lease for the property to commence upon expiration of the current lease term in June 2001. Under this new lease, we will initially pay monthly rent of approximately $38,600, subject to increases of 4% per year during the lease term. In September 1998, we, as sublessor, entered into a sublease agreement for approximately 11,600 square feet of our office space with

WinResources Computing, Inc., as sublessee. The sublease expires in June 2001 and the monthly rent paid to us is approximately $13,000. In February 2001, we entered into a new sublease agreement with WinResources Computing, Inc. The monthly rent paid to us under the new sublease is approximately $14,000 and the sublease expires in June 2003.

     We also leased approximately 3,600 square feet of warehouse space near the corporate headquarters in December 1999. The lease expires in December 2001 and the monthly rent is approximately $3,400 per month.

     We also leased approximately 2,900 square feet of additional office space in February 2000. The lease expires in June 2001 and the monthly rent is approximately $5,300.

     We also leased approximately 1,253 square feet of additional office space located in San Francisco in April 2000. The lease expires in April 2005 and the monthly rent is approximately $6,265. We entered into a sublease agreement for the premises in March 2001. The monthly rent paid to us under the sublease is approximately $6,500 and the sublease expires in April 2005.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to litigation from time to time in the ordinary course of our business. There can be no assurance that any or all of the following claims will be decided in our favor and we are not insured against all claims made. During the pendency of such claims, we will continue to incur the costs of our legal defense. Other than set forth below, there is no material litigation pending or threatened against us.

     Miller v. NTN Communications, Inc. et al.

     On June 11, 1997, we were included as a defendant in a class-action lawsuit, entitled Eliot Miller and Jay Iyer, shareholders on behalf of themselves and all others similarly situated vs. NTN Communications, Inc., Patrick J. Downs, Daniel C. Downs, Donald C. Klosterman, Ronald E. Hogan, Gerald
P. McLaughlin and KPMG Peat Marwick LLP, filed in the United States District Court for the Southern District of California. The complaint alleged violations of state and federal securities laws based upon purported omissions from our filings with the Securities and Exchange Commission. More particularly, the complaint alleged that the directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from NTN. The plaintiffs further alleged that defendants made false statements about, and failed to disclose, contingent liabilities (guaranteed compensation to management and the right of an investor in IWN to require us to repurchase its investment during 1997) and phantom assets (loans to management) in our financial statements and KPMG LLP's audit reports, all of which served allegedly to inflate the trading price of our common stock.

     On July 3, 1997, we filed a motion to dismiss the lawsuit. On November 6, 1997, the Court dismissed all of the plaintiff's state law causes of action against NTN but retained the plaintiff's federal law causes of action. On November 7, 1997, the court granted KPMG LLP's motion to dismiss the plaintiffs' claims against it pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief may be granted.

     In April 2000, the court approved our settlement agreement with the class of plaintiffs in the Miller litigation and dismissed the litigation as to all defendants. The settlement provides that we will pay $3,250,000 as allocated per the approved settlement agreement. The settlement payment is fully covered by our liability insurance.

     Dorman v. NTN Communications, Inc.

     In February 1998, the attorneys representing the plaintiffs in Miller litigation filed an action entitled Dorman vs. NTN Communications, Inc. in the Superior Court of San Diego County for the State of California in which they essentially replead the state law causes of action dismissed in the federal lawsuit. In March 1999, the court granted our motion for summary judgment in the Dorman matter. On May 13, 1999, plaintiffs filed a motion for new trial which was denied by the court. On August 20, 1999, plaintiffs filed an appeal of the summary judgment in the Fourth Appellate District of the Court of Appeals for the State of California which was granted. The court ordered the parties to mediation before a court mediator to be completed prior to April 24, 2001. In our opinion, the claim in the Dorman litigation is covered by directors and officers liability insurance. We have submitted this claim to its directors and officers liability insurance underwriters, who have accepted such claims subject to reservation of rights. Our deductible under the insurance policy is $200,000, which has been satisfied.

     Business Software Alliance and Software Publishers Association

     In September 1998, we received correspondence from counsel to Microsoft Corporation and related inquiries from the Business Software Alliance ("BSA") and Software Publishers Association ("SPA"), two industry associations, requesting information regarding our use of the MS-DOS operating system in connection with our Playmaker systems which at the time were installed in over 2,800 hospitality locations throughout the United States. In response, we conducted an internal audit and produced the results to counsel to the three entities. Based on the audit results, it was determined that we had insufficient licensing for the MS-DOS operating systems in use in our hospitality locations. The three entities agreed that BSA and SPA would represent the interests of Microsoft Corporation in resolution of the matter. In November 1999, we entered into a settlement agreement with BSA pursuant to which we paid BSA a total of $339,864 in ten equal monthly installments. The tenth and final installment was paid in July 2000. Pursuant to the terms of the settlement agreement, in May 2000 we certified to BSA the accuracy of the software audit results and that all copies of the relevant software products used by us in the course of business are licensed to us and are used solely in accordance with such licenses. In addition, in December 1999, we entered into a settlement agreement with SPA pursuant to which we were reliable for a total of $25,000 to SPA in two equal installments and purchased sufficient copies of the software to replace infringing copies as needed. The settlement was paid in full in January 2000. In December 2000, we provided SPA with a signed statement certifying that we are still in compliance with any and all applicable software licensing agreements along with a statement itemizing software purchases made by us during the course of the previous year.

     Interactive Network, Inc.

     We have been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. We have reached a resolution with Interactive Network of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving us, our unaffiliated Canadian licensee and Interactive Network, which were filed in Canada in 1992. The litigation involves licensing and patent infringement issues. These actions affect only the operations of our Canadian licensee and do not extend to our operations in the United States or elsewhere. In December 2000, the Federal Court of Canada, Trial Division, ordered the parties to complete discovery in the matter by April 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote by security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the American Stock Exchange ("AMEX") under the symbol "NTN." Trading of our redeemable common stock purchase warrants listed under the symbol "NTN/WS," commenced on the AMEX in February 1998 and expired on February 20, 2001. Set forth below are the high and low sales prices for the common stock and warrants as reported by the AMEX for the two most recent fiscal years:

                                                   COMMON STOCK          WARRANTS
                                                 -----------------   -----------------
                                                   LOW      HIGH       LOW      HIGH
                                                   -----   -------   -------   -------
First Quarter (through 3/14/01)................  $0.5000   $1.2000   $    --   $    --
2000

First Quarter..................................  $2.5000   $6.5000   $2.7500   $5.5000
Second Quarter.................................  $1.9375   $4.3750   $1.1250   $3.3750
Third Quarter..................................  $2.1875   $3.1250   $0.7500   $2.2500
Fourth Quarter.................................  $0.5625   $2.5000   $1.5000   $0.0630
1999

First Quarter..................................  $0.5625   $2.0000   $1.3750   $2.5000
Second Quarter.................................  $0.6250   $1.0000   $1.8750   $2.2500
Third Quarter..................................  $1.0625   $1.3750   $2.0630   $2.6250
Fourth Quarter.................................  $1.1875   $4.7500   $2.5000   $3.8130

     On March 14, 2001, the closing price for our common stock as reported on the AMEX was $0.70. As of March 14, 2001, there were approximately 1,863 holders of common stock.

     To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of our Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for our growth. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Pursuant to the terms of our line of credit, we may not pay or declare dividends without the prior written consent of the lender.

     We announced on November 14, 2000 that we closed a private placement of $2,000,000 to two accredited investors. We sold a total of 1,218,584 shares of our common stock and we also issued warrants to purchase 609,292 shares. The shares were sold at a purchase price of $1.64125 per share. Each warrant is exercisable for one share of our common stock at an initial exercise price of $1.64125 per share. In addition, we agreed to issue to the purchasers, for no additional consideration, additional warrants to purchase 609,292 shares of our common stock at an initial price of $1.64125 per share in the event we raised less than a total of $5 million in gross proceeds from the sale of our common stock to entities other than the purchasers by May 14, 2001. The exercise price of all warrants will be reset every six months beginning May 14, 2001 to the average closing bid price for the 20 days prior to each sixth month anniversary if a lower exercise price would result. The warrants expire three years from the date the warrants were initially exercisable. The issuance of the shares of our common stock and the warrants was exempt from registration under Section 4(2) of the Securities Act.

     Pursuant to the terms of the private placement, each purchaser will be issued additional shares of common stock in the event we issue, at any time or from time to time during the six months immediately following November 14, 2000, any common stock or convertible securities without consideration or for a consideration per share less than the original purchase price per share paid by the purchasers. In addition, we also granted the purchasers a limited right of first refusal exercisable at the option of each purchaser during the twelve-month period ending November 14, 2001.

     In January 2001, we reached an agreement with the purchasers in the November 2000 private placement to revise the terms of the private placement in exchange for the issuance of 350,043 additional shares of our common stock. The revisions eliminated the exercise price reset provisions contained in the warrants as well as the purchasers' rights to receive additional shares of our common stock upon the occurrence of certain events. Furthermore, the purchasers agreed to surrender and cancel their rights to additional contingent warrants for 609,291 shares of our common stock. In connection with this agreement, the employment agreement with Stanley B. Kinsey, our chief executive officer, was extended for one year. The issuance of the shares of our common stock and the warrants was exempt from registration under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables furnish information with respect to selected consolidated financial data over the past five years.

                          STATEMENT OF OPERATIONS DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                              2000      1999      1998       1997       1996
                                             -------   -------   -------   --------   --------
Total revenue..............................  $22,048   $23,748   $24,194   $ 25,861   $ 25,711
Total operating expenses...................   30,249    27,549    27,641     38,668     51,566
                                             -------   -------   -------   --------   --------
Operating loss.............................   (8,201)   (3,801)   (3,447)   (12,807)   (25,855)
Other income (expense), net................     (940)    1,303     1,654        350          1
                                             -------   -------   -------   --------   --------
Loss from continuing operations............   (9,141)   (2,498)   (1,793)   (12,457)   (25,854)
Loss from discontinued operations..........       --        --        --         --     (1,317)
Gain on sale of discontinued operations....       --        --        --         --      4,219
Income taxes...............................       --        --        --         --         --
                                             -------   -------   -------   --------   --------
Loss before cumulative effect of accounting
  change...................................   (9,141)   (2,498)   (1,793)   (12,457)   (22,952)
Cumulative effect of accounting change.....     (448)       --        --         --         --
                                             -------   -------   -------   --------   --------
Net loss...................................  $(9,589)  $(2,498)  $(1,793)  $(12,457)  $(22,952)
Accretion of beneficial conversion feature
  of preferred stock.......................       --        --      (758)        --         --
                                             -------   -------   -------   --------   --------
Net loss available to common
  shareholders.............................  $(9,589)  $(2,498)  $(2,551)  $(12,457)  $(22,952)
                                             =======   =======   =======   ========   ========
Basic and diluted net loss per common
  share:
  Continuing operations....................  $  (.28)  $  (.09)  $  (.10)  $  (0.55)  $  (1.15)
  Discontinued operations..................       --        --        --         --       0.13
  Cumulative effect of accounting change...     (.01)       --        --         --         --
                                             -------   -------   -------   --------   --------
          Net loss.........................  $  (.29)  $  (.09)  $  (.10)  $  (0.55)  $  (1.02)
                                             =======   =======   =======   ========   ========
Weighted-average shares outstanding........   33,206    28,470    26,078     22,696     22,568
                                             =======   =======   =======   ========   ========

                               BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                               DECEMBER 31,
                                             -------------------------------------------------
                                              2000      1999      1998       1997       1996
                                             -------   -------   -------   --------   --------
Total current assets.......................  $ 5,808   $ 6,387   $ 8,131   $  8,390   $ 10,655
Total assets...............................   18,822    17,287    16,767     20,271     28,504
Total current liabilities..................    4,915     5,466     5,731      8,373     12,775
Total liabilities..........................   14,740    15,066     8,442     11,545     18,282
Shareholders' equity.......................    4,082     2,221     8,325      8,726     10,222

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Management's discussion and analysis of financial condition and results of operations should be read in conjunction with the selected financial data and the consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

     Following is a comparative discussion by fiscal year of the results of operations for the three years ended December 31, 2000. We believe that inflation has not had a material effect on the results of operations for the periods presented.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Operations for the year ended December 31, 2000 resulted in a net loss of $9,589,000 compared to net loss of $2,498,000 for the year ended December 31, 1999. The operating results for the year ended December 31, 2000 include the implementation of Staff Accounting Bulletin No. 101 ("SAB 101") related to the recognition of installation, training and set up revenues, which resulted in a reduction in revenues of $845,000, an increase in related expense of $282,000 and the cumulative effect on prior years of approximately $448,000. It also includes a charge for the impairment of assets for certain web development costs and Internet game stations equipment, license and related goodwill in the amount of $1,362,000. The operating results for the year ended December 31, 1999 included a gain of $2,254,000 related to the sale of the assets of our wholly-owned subsidiary, IWN, L.P., to eBet Limited for $1,227,000 in cash and 4,000,000 shares of eBet Online stock.

     Total revenues decreased 7% to $22,048,000 for the year ended December 31, 2000 from $23,748,000 for the year ended December 31, 1999. This occurred primarily due to decreases in NTN Network revenues, America Online fees, equipment sales and other revenues which were partially offset by an increase in BUZZTIME service revenues.

     The following table sets forth certain information with respect to the principal sources of our revenues during the years ended December 31, 2000 and 1999.

                                                                 YEARS ENDED
                                                                 DECEMBER 31
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
NTN Network Revenues........................................  $21,406   $22,250
BUZZTIME Service Revenues...................................      540       383
America Online Fees.........................................       --       600
Equipment Sales, net........................................       --        84
Other Revenues..............................................      102       431

     NTN Network revenues are generated primarily from broadcasting content and advertising to customer locations. The direct costs associated with these revenues include the cost of installing the equipment at the customer location, marketing visits, technical service, freight, telecommunications, sales commission, parts, repairs, and depreciation of the equipment placed in service and materials.

     BUZZTIME service revenues are generated primarily from advertising and production services. The direct costs associated with these revenues are license fees and server hosting fees.

     America Online fees relate to the fees paid by America Online in connection with an exclusive agreement whereby we provided trivia content in exchange for a fee. There are no direct costs related to these fees.

     Equipment sales are sales of our broadcast equipment to customers and foreign licensees.

     NTN Network revenues decreased 4% to $21,406,000 for the year ended December 31, 2000 from $22,250,000 for the year ended December 31, 1999. This decrease is primarily due to an accounting policy change in revenue recognition under SAB 101, which decreased revenue by $845,000. Excluding the impact of SAB 101, NTN Network revenue would have increased by less than 1%. During the year ended December 31, 2000, approximately 1,300 digital systems were installed. Included in NTN Network revenues are revenues from our Canadian licensee totaling $1,266,000 and $1,292,000 for the years ended December 31, 2000 and 1999, respectively. NTN Network revenues also includes advertising fees. In 2000, we generated revenue of $1.4 million in national and regional advertising, comprised primarily of companies in the wine, beer and spirits category compared to $892,000 in 1999.

     BUZZTIME service revenues increased 41% to $540,000 for the year ended December 31, 2000 from $383,000 for the year ended December 31, 1999. The increase was due to new advertising contracts in 2000.

     America Online fees were zero for the year ended December 31, 2000 compared to $600,000 for the year ended December 31, 1999. Our contract with America Online expired on December 1, 1999, at which time a new contract was signed, under which we did not generate revenue from America Online. Under the terms of the new nonexclusive contract, we had access to America Online's 25 million subscribers allowing promotion of the BUZZTIME web site on several America Online channels. The new contract with America Online expired on November 30, 2000.

     Equipment sales were zero for the year ended December 31, 2000 compared to $84,000 for the year ended December 31, 1999. This decrease was due to the conclusion of the recognition of deferred revenue associated with prior equipment sale-leasebacks in 1999. Prior to 1999, we sold equipment to our customers and through our wholly-owned subsidiary, LearnStar.

     Other revenue decreased 76% to $102,000 for the year ended December 31, 2000 from $431,000 for the year ended December 31, 1999. Other revenue for the year ended December 31, 1999 included $302,000 of revenue recorded by IWN, Inc. Due to the sale of the assets of IWN, Inc in August 1999, no such revenue was recorded for the year ended December 31, 2000.

     Direct operating costs of services decreased 1% to $11,098,000 for the year ended December 31, 2000 from $11,169,000 for the year ended December 31, 1999. Excluding the increase in expenses related to the SAB 101 adjustment of $282,000, direct cost of services decreased 3% to $10,816,000. This is due to a decrease in depreciation and amortization of approximately $708,000 due to the DOS-based network equipment being fully depreciated by June 2000, which is offset by an increase in deprecation for the capitalized purchases of broadcast equipment associated with the digital network. Installation fees, sales commissions and freight expense decreased an aggregate of approximately $371,000 due to approximately 200 fewer installations in 2000 compared to 1999. Technical site service and playmaker repairs decreased an aggregate of $497,000 due to fewer repairs needed on the newer digital broadcast equipment. At December 31, 2000 there were approximately 2,598 digital sites installed compared to 1,493 sites at December 31, 1999. These decreases were offset by an increase in internet service provider charges of approximately $248,000 due to additional services needed to support the digital network compared to the DOS-based network. Advertising commissions also increased approximately $287,000 partly due to an increase in advertising revenue and due to the recognition of non-refundable advances when a contract with a sales representative was cancelled. License fees increased approximately $219,000 due to the renewed contract with the NFL which was approximately $50,000 more in fees than in 1999, and also due to the reversal of an accrued liability and the related expense in 1999 of $180,000 in relation to a settlement. Hosting fees increased approximately $360,000 due to the development of BUZZTIME.com in 2000. Miscellaneous parts expense increased by approximately $139,000 due to additional repairs needed on intelligent data receiver ("IDR") cards and due to less conversions of sites to the digital network compared to 1999. Some of the parts for DOS-based equipment were reused on the digital network, which lowered costs for parts in 1999.

     Selling, general and administrative expenses increased 11% to $15,070,000 for the year ended December 31, 2000 from $13,610,000 for the year ended December 31, 1999. Selling, general and administrative expense for the year ended December 31, 2000 included an increase in payroll and related expenses of approximately $2,467,000 relating to an increase in the number of employees for the development and launch of the Internet web site, interactive television and wireless applications. Office lease expense increased approximately $149,000 due to additional space leased for the sales offices in Carlsbad and San Francisco and warehouse space in Carlsbad. Stock based compensation increased approximately $393,000 due to the issuance of options and warrants to employees and non-employees. These increased expenses were offset by a decrease in equipment leases of approximately $684,000 due to the conclusion of the leases in 1999. Consulting expenses decreased approximately $148,000 due to Year 2000 remediation efforts in 1999 offset by an increase in consultants for technology and BUZZTIME. Marketing expenses decreased approximately $374,000 due to additional expenses incurred in 1999 to promote the digital network. Additionally, bad debt expenses decreased approximately $304,000 due to improved collections.

     Litigation, legal and professional fees decreased 15% to $474,000 for the year ended December 31, 2000 compared to $558,000 for the year ended December 31, 1999 due to additional expense recorded in 1999 for the settlement of litigation.

     Depreciation and amortization increased 32% to $1,815,000 for the year ended December 31, 2000 from $1,370,000 for the year ended December 31, 1999 due to increased purchases of computer equipment and software placed in service in 2000.

     Impairment charges totaled $1,362,000 for the year ended December 31, 2000 due to the write-off of certain web development costs for the Internet web site BUZZTIME.com as the focus of BUZZTIME changed to other interactive initiatives, and Internet game station assets, license and related goodwill on the basis that the assets are not recoverable through future cash flows.

     Research and development expenses decreased 49% to $430,000 for the year ended December 31, 2000 from $842,000 for the year ended December 31, 1999. The current period expenses result from our research and development related to the next generation of the digital network, wireless and interactive applications and Internet stations. For the year ended December 31, 1999, our research and development efforts related to the second generation of the digital network, Internet stations, and future Internet web sites.

     Interest expense increased 8% to $1,131,000 for the year ended December 31, 2000 from $1,050,000 for the year ended December 31, 1999 primarily due to interest expense recorded for additional capitalized leases acquired in 2000 and interest on the revolving line of credit.

YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Operations for the year ended December 31, 1999 resulted in a net loss of $2,498,000 compared to net loss of $1,793,000 for the year ended December 31, 1998. The operating results for the year ended December 31, 1999 included a gain of $2,254,000 related to the sale of the assets of our wholly-owned subsidiary, IWN, L.P., to eBet Limited for $1,227,000 in cash and 4,000,000 shares of eBet Online stock. The operating results for the year ended December 31, 1998 included a gain of $1,643,000 related to the sale of a majority interest in one of our subsidiaries.

     Total revenues decreased 2% to $23,748,000 for the year ended December 31, 1999 from $24,194,000 for the year ended December 31, 1998. This occurred primarily due to decreases in BUZZTIME service revenues, America Online fees, equipment sales and other revenues which were partially offset by increases in NTN Network revenues.

     The following table sets forth certain information with respect to the principal sources of NTN's revenues during the years ended December 31, 1999 and 1998.

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
NTN Network revenues........................................  $22,250   $20,973
BUZZTIME service revenues...................................      383     1,131
America Online Fees.........................................      600       883
Equipment Sales, net........................................       84       499
Other Revenue...............................................      431       708

     NTN Network revenues increased 6% to $22,250,000 for the year ended December 31, 1999 from $20,973,000 for the year ended December 31, 1998. This increase is primarily due to an increase in rate charged for the setup, installation and training for the digital network as compared to the original DOS-based network. Subscribers to the NTN Network did, however, decline by 2% from 1998 to 1999. During the year ended December 31, 1999, approximately 1,500 digital systems were installed. Included in NTN Network revenues are revenues from our Canadian licensee totaling $1,292,000 in each of the years ended December 31, 1999 and 1998. We also included advertising fees in NTN Network revenues. In 1999, we sold $892,000 in national and regional advertising, comprised primarily of companies in the wine, beer and spirits category.

     BUZZTIME service revenues decreased 66% to $383,000 for the year ended December 31, 1999 from $1,131,000 for the year ended December 31, 1998. The decrease was largely due to the expiration of the trials we performed for Bell Canada in 1998 which generated $670,000 in 1998 that did not occur in 1999.

     America Online fees decreased 32% to $600,000 for the year ended December 31, 1999 from $883,000 for the year ended December 31, 1998. We entered into a new contract in the second quarter of 1998 with our Internet partner, America Online. The new contract, which expired December 1, 1999, provided for a flat monthly fee rather than fees based on America Online member usage of our content, which resulted in a reduction of revenue from this source of $283,000 for the year ended December 31, 1999 compared to the year ended December 31, 1998.

     Equipment sales decreased 83% to $84,000 for the year ended December 31,1999 from $499,000 for the year ended December 31, 1998. This decrease was due to the conclusion of the recognition of deferred revenue associated with prior equipment sale-leasebacks and also a result of no equipment being sold in 1999. Prior to 1999, we sold equipment to our customers and through our wholly-owned subsidiary, LearnStar.

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

     Direct operating costs of services increased 18% to $11,169,000 for the year ended December 31, 1999 from $9,491,000 for the year ended December 31, 1998. This increase was due to aggregate expenses of approximately $600,000 associated with an increase in the number of sites installed, increased freight expenses associated with shipping equipment to the sites and an increase in the number of sales commissions paid in connection with the roll-out of the digital network in 1999. Satellite transmissions costs and internet service provider charges increased $884,000 due to additional services needed to support the digital network for the year ended December 31, 1999. Depreciation and amortization increased $411,000 due to an acceleration of depreciation of the DOS-based network equipment and capitalized purchases of broadcast equipment associated with the digital network which are offset by a decrease in amortization of capitalized software. These increases were partially offset by the settlement of an accrued liability for license fees that was less than had been estimated. As a result, we reduced the accrued expenses and direct operating costs of service of service by approximately $180,000 related to the settlement in 1999. The results for the year ended December 31, 1998 included approximately $360,000 in costs related to the realignment of the satellite dishes at hospitality locations in order to receive broadcast transmissions from the Galaxy III-R satellite when the PanAmSat Galaxy IV satellite failed to operate in May 1998.

     Selling, general and administrative expenses decreased 4% to $13,610,000 for the year ended December 31, 1999 from $14,142,000 for the year ended December 31, 1998. Approximately $276,000 in selling, general and administrative expenses were incurred by LearnStar for the year ended December 31, 1998. As a result of the sale of an 82.5% interest in LearnStar in June 1998, no such expenses were recorded for the year ended December 31, 1999. Selling, general and administrative expenses incurred by IWN also decreased by approximately $235,000 in 1999 as a result of the sale of assets of IWN, L.P. in August 1999. Equipment leases decreased approximately $684,000 due to the conclusion of the leases in 1999. Stock based compensation decreased approximately $61,000 due to the issuance of warrants and options to employees and non-employees which can vary from period-to-period. Additionally, office lease expense decreased approximately $135,000 due to the sublet of office space beginning in September 1998. Selling, general and administrative expense for the year ended December 31, 1999 included consulting expenses of approximately $415,000 relating to Year 2000 remediation efforts. Additionally, marketing expenses increased approximately $343,000 related to the new digital network which was introduced during the year ended December 31, 1999.

     Litigation, legal and professional fees decreased to $558,000 for the year ended December 31, 1999 from $1,658,000 for the year ended December 31, 1998 partially due to the settlement of litigation for which we had accrued a liability of $500,000 and the litigation was settled for approximately $340,000. As a result, we reduced the accrued expenses and litigation, legal and professional fee expenses by approximately $160,000 related to the settlement. Expenses for 1998 include legal expenses incurred in the ordinary course of business, as well as certain litigation expenses which did not recur in 1999.

     Depreciation and amortization decreased 16% to $1,370,000 for the year ended December 31, 1999 compared to $1,636,000 for the year ended December 31, 1998 due to assets becoming fully depreciated.

     Research and development expenses decreased 18% to $842,000 for the year ended December 31, 1999 compared to $714,000 for the year ended December 31, 1998. The current period expenses result from our research and development efforts related to the second generation of the digital network, Internet stations, and future Internet web sites. For the year ended December 31, 1998, our research and development efforts focused primarily on the upgrade of the NTN Network to the digital network.

     Interest expense increased 263% to $1,050,000 for the year ended December 31, 1999 from $289,000 for the year ended December 31, 1998. The increase was primarily due to interest expense recorded in 1999 related to the 7% senior subordinated convertible notes issued in 1999. We also incurred increased interest expense related to a new revolving line of credit, other notes payable and additional capital leases for equipment acquisitions that did not exist in 1998.

SEGMENT ANALYSIS

     Our operations are to develop and distribute interactive entertainment. The segment data presented below includes allocations of corporate expenses.

     Revenues generated by the two significant segments are as follows:

SEGMENT                                 2000                  1999                  1998
- -------                           -----------------     -----------------     -----------------
NTN Network.....................  $21,406,000    98%    $22,250,000    96%    $20,973,000    91%
BUZZTIME........................      540,000     2%        983,000     4%      2,014,000     9%
                                  -----------   ---     -----------   ---     -----------   ---
          Total.................  $21,946,000   100%    $23,233,000   100%    $22,987,000   100%
                                  ===========   ===     ===========   ===     ===========   ===

     NTN Network revenues decreased 4% in 2000 over 1999 primarily due to the implementation of SAB 101 which resulted in a reduction of revenue of $845,000. Excluding the impact of SAB 101, NTN Network revenues would have increased by less than 1%.

     NTN Network revenues increased 6% in 1999 over 1998 due primarily to an increase in fees charges for the setup, installation and training for the digital network as compared to the original DOS network.

     BUZZTIME revenues decreased 45% in 2000 over 1999 due to a reduction in the fees earned from America Online of $600,000 due to the contract that expired on December 1, 1999, at which time a new contract was signed, under which we did not generate revenue from America Online.

     BUZZTIME revenues decreased 51% in 1999 over 1998 due to the expiration of the trial performed for Bell Canada in 1998 which generated $670,000 in 1998 that did not occur in 1999 and a reduction in the fees earned from America Online of $283,000 as a result of entering into a new contract with America Online in the second quarter of 1998 which provided for a flat monthly fee rather than fees based on usage.

     Operating income (loss) by segment are illustrated below:

SEGMENT                                            2000          1999          1998
- -------                                         -----------   -----------   -----------
NTN Network...................................  $(2,162,000)  $(1,446,000)  $  (473,000)
BUZZTIME......................................   (6,039,000)   (2,305,000)   (2,063,000)
                                                -----------   -----------   -----------
          Total...............................  $(8,201,000)  $(3,751,000)  $(2,536,000)
                                                ===========   ===========   ===========

     NTN Network operating income was $0.7 million lower in 2000 over 1999, due to the implementation of SAB 101 which resulted in a decrease to operating income of $1.1 million, offset by a decrease in operating expenses as less sites were installed in 2000 compared to 1999.

     BUZZTIME operating loss was $3.7 million higher in 2000 over 1999. Selling general and administrative expenses increased due to a strengthened focus on BUZZTIME initiatives as a result of increased technology personnel costs related to the Internet web site BUZZTIME.com and other web and ITV initiatives.

     The NTN Network operating income was $1.0 million lower in 1999 over 1998. The decrease in income was a result of additional costs incurred in 1999 to begin converting its hospitality sites from the DOS-based network to the digital network.

     BUZZTIME operating loss was $0.2 million higher in 1999 over 1998. Selling general and administrative expenses increased due to a strengthened focus on BUZZTIME initiatives as a result of increased technology personnel costs related to positioning BUZZTIME for the year 2000.

     We will need to raise additional equity or debt financing to execute our business plans for the NTN Network and BUZZTIME, which will call for significant growth. The NTN Network currently generates cash flow sufficient to sustain its operations and to continue funding the operation of BUZZTIME for the next twelve months if we curtail the development and marketing of BUZZTIME as planned. Based on our projected cash requirements, we will need $3 million in additional financing in order to fund any BUZZTIME growth initiatives. Similarly, we will also need an additional $2 million in financing to grow the NTN Network during the next twelve months to 4,000 sites in the U.S. and Canada. We may not be able to obtain additional financing on terms favorable to us.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, we had cash and cash equivalents of $2,188,000 and working capital (current assets in excess of current liabilities) of $893,000 compared to cash and cash equivalents of $1,044,000 and working capital of $921,000 at December 31, 1999. Net cash provided by operations was $404,000 and $805,000 for the years ended December 31, 2000 and 1999, respectively. The principal uses of cash in 2000 were to fund our net loss from operations and to fund severance payments totaling $598,000 in compliance with reorganization agreements with former officers. These uses were more than offset by depreciation, amortization and other noncash charges. Net cash used in investing activities was $7,570,000 for the year ended December 31, 2000 and $5,846,000 for the year ended December 31, 1999. Included in net cash used in investing activities for the year ended December 31, 2000 were approximately $8,745,000 in capital expenditures, software and web site development, which were partially offset by proceeds from the sale of investments available for sale of $538,000 and collection of notes receivable of $138,000. Net cash provided by financing activities was $8,312,000 for the year ended December 31, 2000 and $1,525,000 for the year ended December 31, 1999. Net cash provided by financing activities for the year ended December 31, 2000 included $7,028,000 of proceeds from the issuance of stock, net of offering expenses, $890,000 of proceeds from the exercise of stock options and warrants and borrowings under a new revolving line of credit of approximately $26,624,000, offset by principal payments on the revolving line of credit and note payable of approximately $25,300,000, and $932,000 of principal payments on capital leases.

     As of December 31, 2000, we had outstanding 7% senior subordinated convertible notes (convertible notes) of $3,987,000, payable February 1, 2001 and bearing interest at 7% per annum. If we default under the convertible notes, in the discretion of the holders of the convertible notes, the entire outstanding principal amount of the convertible notes and all accrued and unpaid interest will become immediately due and payable in full. In January 2001, we reached agreement with the holders of the convertible notes to extend the maturity date of the aggregate $4 million in promissory notes from February 1, 2001 to February 1, 2003. The promissory notes remain convertible at $1.275 per share, but the terms were modified to reduce the interest rate from 7% to 4% and to permit us to convert up to the full principal amount of the promissory notes into our common stock at maturity at a conversion price of $1.275 per share. In addition, if our common stock closes above $2.50 for more than 20 consecutive trading days, we can force conversion of the promissory notes at $1.275 per share.

     In August 1999, we entered into an agreement with Coast Business Credit for a revolving line of credit not to exceed $4,000,000. Interest is charged on the outstanding balance at a rate equal to the prime rate plus 1.5% per annum, but cannot be less than 9% per annum. The line of credit is secured by substantially all of our assets. Total loan fees of $120,000 are payable in three annual installments and are being amortized over the life of the loan, which matures on August 31, 2002. As of December 31, 2000, the maximum of $4.0 million was available to us and approximately $3,919,000 was outstanding under the line. A reduction in our monthly collections or operating income would result in a reduction in availability under our revolving line of credit and further constrain our liquidity. We are currently in negotiations with Coast Business Credit regarding our line of credit.

     We raised gross proceeds of $6,000,000 in April 2000 through the underwritten sale of 2,000,000 shares of common stock pursuant to our existing shelf registration. The net proceeds from the sale, which totaled approximately $5,163,000, are being used primarily for working capital and general corporate purposes relating to the launch of our game portal, BUZZTIME and ongoing conversion of the NTN Network's hospitality locations to our new digital technology. We have approximately $14,000,000 remaining under our existing shelf registration for possible future sale to meet our liquidity needs.

     On November 14, 2000, we closed a private equity placement of $2,000,000 with two accredited investors. We sold a total of 1,218,584 shares of common stock to the purchasers. The shares were sold at a purchase price of $1.64125 per share. We also issued warrants to the purchasers to purchase 609,292 shares. Each warrant is exercisable for one share of our common stock at an initial exercise price of $1.64125 per share of common stock. In addition, we agreed to issue to the purchasers, for no additional consideration, additional warrants to purchase 609,292 shares of its common stock at an initial price of $1.64125 per share of common stock in the event we raises less than $5 million in gross proceeds from the sale of our common stock to entities other than the purchasers by May 14, 2001. The exercise price of all warrants will be reset every six months beginning May 14, 2001 to the average closing bid price for the 20 days prior to each sixth month anniversary if a lower exercise price would result. The warrants have a three-year life starting from the date of issuance.

     Pursuant to the terms of the private placement, each purchaser will be issued additional shares of common stock in the event we issue, at any time or from time to time during the six months immediately following November 14, 2000, any common stock or convertible securities without consideration or for a consideration per share less than the original purchase price per share paid by the purchasers. In addition, we also granted the purchasers a limited right of first refusal on subsequent offerings exercisable at the option of each purchaser during the twelve-month period ending November 14, 2001.

     In January 2001, we reached an agreement with the purchasers in the November 2000 private placement to revise the terms of the private placement in exchange for the issuance of 350,043 additional shares of our common stock. The revisions eliminated the exercise price reset provisions contained in the warrants as well as the purchasers' rights to receive additional shares of our common stock upon the occurrence of certain events. Furthermore, the purchasers agreed to surrender and cancel their rights to additional contingent warrants for 609,291 shares of our common stock. In connection with this agreement, the employment agreement with Stanley B. Kinsey, our chief executive officer, was extended for one year.

     The net proceeds from the offering, which totaled approximately $1,865,000, will be used primarily for working capital and general corporate purposes relating to our further expansion of our digital network and infrastructure and continued BUZZTIME development.

     Notwithstanding our raising of $2.0 million in gross proceeds in a privately placed equity offering in November 2000, our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business. We will need to raise additional equity or debt financing to execute our business plans for the NTN Network and BUZZTIME, which will call for significant growth. The NTN Network currently generates cash flow sufficient to sustain its operations and to continue funding the operation of BUZZTIME for the next twelve months if we curtail the development and marketing of BUZZTIME as planned. Based on our projected cash requirements, we will need $3 million in additional financing in order to fund any BUZZTIME growth initiatives. Similarly, we will also need an additional $2 million in financing to grow the NTN Network during the next twelve months to 4,000 sites in the U.S. and Canada. We may not be able to obtain additional financing on terms favorable to us.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which was amended by Statement of Financial Accounting Standards No. 137 and Statement of Financial Accounting Standards No.
138. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value and is effective January 1, 2001. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The adoption did not have a material impact on our financial condition or our results of operations at January 1, 2001.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our business, results of operation and financial condition would be adversely affected by a number of factors, including the following:

  We Have Experienced Significant Losses and We Expect to Incur Significant Net Losses in the Future.

     We have a history of significant losses, including net losses of $9.6 million in 2000, $2.5 million in 1999 and $2.6 million in 1998 and an accumulated deficit of $73.2 million as of December 31, 2000. This compares to a net loss of $4.8 million, excluding the gain on the sale of a subsidiary, for the year ended December 31, 1999. We expect to incur significant operating and net losses for the next four quarters due primarily to our continued development of the BUZZTIME subsidiary.

  Our Limited Liquidity and Capital Resources May Constrain Our Ability to Operate and Grow Our Business.

     At December 31, 2000, our current assets exceeded our current liabilities by approximately $893,000. We currently have a revolving line of credit agreement which provides for borrowings of up to $4.0 million. Our availability under the revolving line of credit may be reduced if our monthly collections or operating income falls below certain levels. As of December 31, 2000, the maximum of $4.0 million was available to us and approximately $3,919,000 was outstanding under the line. The line of credit is secured by substantially all of our assets. Notwithstanding our raising of $2.0 million in gross proceeds in a privately placed equity offering in November 2000, our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business. Any reduction in availability under our revolving line of credit may further constrain our liquidity.

     We will require additional financing to implement our plan to significantly expand the digital network and to develop BUZZTIME into a leading content provider for interactive television platforms.

     Although we raised $2.0 million in a privately placed equity offering in November 2000, we will need to raise additional equity or debt financing to execute our business plans for the NTN Network and BUZZTIME, which call for significant growth. The NTN Network currently generates cash flow sufficient to sustain its operations and to continue funding the operation of BUZZTIME for the next twelve months if we curtail the development and marketing of BUZZTIME as planned. Based on our projected cash requirements, we will need $3.0 million in additional financing in order to fund any BUZZTIME growth initiatives. Similarly, we will also need an additional $2.0 million in financing to grow the NTN Network during the next twelve months to 4,000 sites in the U.S. and Canada. We may not be able to obtain additional financing on terms favorable to us.

     As part of our financing plan, we will try to obtain a direct investment in BUZZTIME. We will begin growth initiatives only if we succeed in raising capital at an appropriate cost. If additional financing is not obtained, our growth plans will be deferred. If additional financing for BUZZTIME is not obtained and we do not reduce cash expenditures at BUZZTIME sufficiently, we may not be able to sustain the operations of BUZZTIME. If our cash flows are less than anticipated or if we incur unanticipated expenses, we may not be able to continue improvement, development and expansion of our new digital network or pursue our BUZZTIME initiatives. If we receive additional equity financing, it could be dilutive to our stockholders.

  We Do Not Comply with the American Stock Exchange Guidelines and May be Delisted or Suspended from Trading.

     AMEX has published a set of continued listing guidelines that it follows to determine whether an AMEX-listed company should be allowed to continue the trading or listing of its securities on the exchange. Under these guidelines, AMEX will consider suspending or "delisting" a company's securities from the exchange if it has sustained operating or net losses in its five most recent fiscal years and if shareholders' equity falls below $4.0 million. We incurred a net loss of $9,589,000 for the year ended December 31, 2000, representing our sixth consecutive year of losses. As such, we are technically not in compliance with the continued listing guidelines of AMEX. Our equity is $4.1 million at December 31, 2000, but is expected to fall below $4.0 million by the first quarter ending March 31, 2001.

     In January 2000 and in May 2000 we received correspondence from AMEX indicating that, despite the fact that NTN does not currently meet the guidelines, AMEX will continue the listing of our common stock pending periodic reviews by AMEX of our quarterly and annual SEC filings and certain other financial information. Our most recent meeting with AMEX officials was in March 2001. To date, AMEX has not taken any action regarding delisting. Still, our common stock may not remain listed on AMEX or any other exchange or quotation system in the future. If our common stock is delisted from AMEX, spreads can often be higher for securities traded on the over-the-counter market and the execution time for orders may be longer. Thus, removing our stock from AMEX may result in decreased liquidity by making the trading of our stock less efficient.

  We are Currently Involved in Litigation Matters that Could Materially Impact our Profitability.

     In February 1998, the plaintiffs filed an action entitled Dorman vs. NTN Communications, Inc. in the Superior Court of San Diego County for the State of California against us. The complaint alleged that the directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from NTN. The plaintiffs further alleged that defendants made false statements about, and failed to disclose, contingent liabilities (guaranteed compensation to management and the right of an investor in IWN to require NTN to repurchase its investment during 1997) and phantom assets (loans to management) in our financial statements and KPMG LLP's audit reports, all of which served allegedly to inflate the trading price of our common stock. In March 1999, the court granted our motion for summary judgment. On May 13, 1999, the plaintiffs filed a motion for new trial which was denied by the court. On August 20, 1999, plaintiffs filed an appeal of the summary judgment in the Fourth Appellate District of the Court of Appeals for the State of California which was granted. The court ordered the parties to mediation before a court mediator to be completed prior to April 24, 2001.

     We are involved in two pending lawsuits in Canada, both involving Interactive Network, Inc. Both NTN and Interactive Network have asserted claims involving patent infringement and validity and certain other proprietary rights. The litigation is currently at the discovery stage. In December 2000, the Canadian court ordered the parties to complete discovery in the matter by April 2001. These actions affect only the operations of our Canadian licensee and do not extend to our operations in the United States or elsewhere.

     Any or all of the foregoing claims may not be decided in our favor and we are not insured against all claims made. During the pendency of these claims, we will continue to incur the costs of our legal defense.

  New Products and Rapid Technological Change May Render Our Operation Obsolete or Noncompetitive.

     If we do not compete successfully in the development of new products and keep pace with rapid technological change, we will be unable to achieve profitability or sustain a meaningful market position. The interactive entertainment and game industry is becoming highly competitive and subject to rapid technological changes. We are aware of other companies that are introducing interactive game products on interactive platforms that allow players to compete across the nation. Some of these companies may have substantially greater financial resources and organizational capital than we do, which could allow them to identify emerging trends. In addition, changes in customer tastes may render our network, its content and our technology obsolete or noncompetitive.

     The emergence of new entertainment products and technologies, changes in consumer preferences and other factors may limit the life cycle of our technologies and any future products and services we develop. Accordingly, our future performance will depend on our ability to:

     - identify emerging technological trends in our market;

     - identify changing consumer needs, desires or tastes;

     - develop and maintain competitive technology, including new product and service offerings;

     - improve the performance, features and reliability of our products and services, particularly in response to technological changes and competitive offerings; and

     - bring technology to the market quickly at cost-effective prices.

     We may not be successful in developing and marketing new products and services that respond to technological and competitive developments and changing customer needs. Such products and services may not gain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

  We May Sell Equity Interests in BUZZTIME to Third Parties, Which Could Result in the Loss of Control of BUZZTIME or Devaluation of Our Equity Interest in BUZZTIME.

     We believe there may be divergent investment preferences between the strategies pursued by the NTN Network and BUZZTIME and may decide in the future to raise additional financing by issuing and selling equity interests in BUZZTIME to third parties. To enhance the ability of BUZZTIME to raise such financing, we have previously contributed and may contribute in the future certain of our assets to BUZZTIME in order to allow the development of a distinct identity that we believe is necessary for it to effectively grow as a separate concern. These assets include our extensive trivia game show library and our interactive play-along sports games and related intangible assets. However, we are uncertain whether the contribution of assets to BUZZTIME will facilitate such a financing in the future.

     From an operational standpoint, we could lose control in BUZZTIME. If we lose control, BUZZTIME may no longer provide adequate support and resources for content and programming for the NTN Network affecting the ability of the NTN Network to continue its operations. From a financial viewpoint, we could undervalue the stock of BUZZTIME when selling it to third parties or undervalue certain assets transferred to BUZZTIME and this could devalue your holdings in NTN, because we would not receive the fair value for our interest in BUZZTIME.

  If our Intellectual Property Does Not Adequately Protect Our Proprietary Rights and Intellectual Property, our Business Could Be Seriously Damaged.

     We rely on a combination of trademarks, copyrights and trade secret laws to protect our proprietary rights in certain of our products. Furthermore, it is our policy that all employees and consultants involved in research and development activities sign nondisclosure agreements. Our competitors may, however, misappropriate our technology or independently develop technologies that are as good as or better than ours. Our competitors may also challenge or circumvent our proprietary rights. If we have to initiate or defend against an infringement claim in the future to protect our proprietary rights, the litigation over such claims could be time-consuming and costly to us, adversely affecting our financial condition.

  If We Fail To Manage Our Growth Effectively, We May Lose Business and Experience Reduced Profitability.

     Continued implementation of our business plan requires an effective planning and management process. Our anticipated future growth will continue to place a significant strain on our management systems and resources. If we are to grow successfully, we must:

     - improve our operational, administrative and financial systems;

     - expand, train and manage our workforce; and

     - attract and retain qualified management and technical personnel.

     We plan to continue adding personnel to our technical department. However, competition for qualified personnel is intense, particularly for employees with technical expertise. The success of our business depends on hiring and retaining suitable personnel. If we do not attract and retain qualified employees, we may have difficulty servicing our customers and operating our business.

  If Our Chief Executive Officer Leaves Us, Our Business May Be Adversely Affected.

     Our success greatly depends on the efforts of our chief executive officer. Our ability to operate successfully will depend significantly on the services and contributions of the Chief Executive Officer. Our business and operations may be adversely affected if our chief executive officer were to leave.

RISKS ASSOCIATED WITH INTERACTIVE TELEVISION

  Our Prospects for Growth Depend on our Implementation and Use of our New Digital Network.

     Our digital network, introduced in April 1999, has been installed in approximately 2,641 subscriber locations as of January 2001. An additional 319 locations continue to subscribe to the original DOS-based NTN network. We currently plan to continue operating our original NTN network and the digital network in the United States concurrently. Our immediate prospects for growth depend, in part, on the successful operation of the new digital network, our ability to add new product offerings and our sales effort. If we do not fully utilize the new digital system or if the market does not accept it, we will have committed much of our resources to an unsuccessful technology.

  The Interactive Gaming and Entertainment Industry is Becoming Highly Competitive.

     The entertainment business is highly competitive. We compete with other companies for total entertainment related revenues in the marketplace. Our network programming competes generally with broadcast television, direct satellite programming, pay-per-view, other content offered on cable television, and other forms of entertainment. Furthermore, certain of our competitors have greater financial and other resources available to them. With the entrance of motion picture, cable and television companies, competition in the interactive entertainment and multimedia industries will likely intensify in the future. In January 1999, The Walt Disney Company introduced interactive programming broadcast in conjunction with live sporting and other events which competes directly with our programming.

     We also compete with other content and services available to consumers through online services. Moreover, the expanded use of online networks and the Internet provide computer users with an increasing number of alternatives to video games and entertainment software. With this increasing competition and rapidly changing factors, we must be able to compete on technology, content and management strategy. If we fail to provide the quality services and products, we will lose revenues to other competitors in the entertainment industry.

  We Depend on a Single Supplier of Playmakers(R).

     We currently purchase our 900 megahertz Playmakers from Climax Technology Co. Ltd., an unaffiliated Taiwanese manufacturer. We are currently soliciting bids for the manufacture of our Playmakers. Unless and until we succeed in establishing additional manufacturing relationships, we will continue to depend on our current sole source supplier of Playmakers. If we lose our supplier, our growth will slow until an alternative supplier is identified.

  Communication Failures With Our Subscriber Locations Could Result in the Cancellation of Subscribers and a Decrease in our Revenues.

     We rely on both satellite and telephone systems to communicate with our subscriber locations. Interruption in communications with our subscriber locations under either system could decrease customer loyalty and satisfaction and result in a cancellation of our services. We have had past disputes with our primary telephone service provider, Global Crossing Telecommunications, Inc. We are presently reviewing alternative telephone service providers and establishing contingency plans; however, such alternative providers and contingency plans have not been finalized.

  Our Games and Game Shows are Subject to Gaming Regulations.

     We operate online games of skill and change that, in some instance, reward prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require any form of monetary payment. The laws and regulations that govern these games, however, are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in any of the jurisdictions in which we offer our games. If such changes were to happen, we may find it necessary to eliminate, modify or cancel certain components of our products that could result in additional development costs and/or the possible loss of revenue.

  If our new Digital Network and BUZZTIME Programming are not Accepted by the Consumers, We are not Likely to Generate Significant Revenues or Become Profitable.

     The new digital network and BUZZTIME programming face risks as interactive television products and whether the market accepts interactive television. If interactive television does not become a successful, scalable medium or if the market does not accept trivia and play-along sports games, then we will be unable to draw revenues from advertising, direct-marketing of third-party products, subscription fees and pay-per-play fees. We will also be unable to attract local cable operators to add BUZZTIME programming as a channel to their service.

RISKS ASSOCIATED WITH THE INTERNET

     One of our principal business objectives is to increase our direct contact with consumers through our web sites, BUZZTIME.com and NTN.com. We face the risks described below in operating the web sites on the Internet.

  We Face Significant Internet Competition and We may not be Able to Compete Against Other Competitors.

     The Internet market is new, rapidly evolving and intensely competitive. We expect this competition to intensify in the future due in part to the minimal barriers to entry and the relatively low cost to launch a new web site. We will compete with a variety of other entertainment and multimedia companies on the Internet. Some of these competitors can devote substantial resources to Internet commerce in the near future. Our web sites will also compete with traditional providers of entertainment and multimedia content and services.

     Many of our current and potential competitors have large customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. In addition, some competitors may be able to obtain services from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote more resources to web site and systems development than we can.

  We May be Liable for the Content We Make Available on the Internet.

     We make content available on our web sites and on the web sites of our advertisers and distribution partners. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence or copyright or trademark infringement. We could also be exposed to liability for third-party content accessed through the links from our web sites to other web sites. We may incur costs to defend ourselves against even baseless claims, and our financial condition could be materially adversely affected if we are found liable for information that we make available. Implementing measures to reduce our exposure may require us to spend substantial resources and may limit the attractiveness of our services to users.

RISKS ASSOCIATED WITH OUR COMMON STOCK

  Our Stock Price Has Been Highly Volatile and Your Investment Could Suffer a Decrease in Value.

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

  Our Charter Contains Provisions That May Hinder or Prevent a Change in Control of Our Company, Which Could Result in Your Inability to Approve a Change in Control and Potentially Receive a Premium Over the Current Market Value of Your Stock.

     Certain provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of us, even if such a change in control would benefit our stockholders. For example, our certificate of incorporation requires a supermajority vote of at least 80% of the total voting power, voting together as a single class, to amend certain provisions of such document, including those provisions relating to:

     - the number, election and term of directors;

     - the removal of directors and the filling of vacancies; and

     - the supermajority voting requirements of our Certificate of Incorporation.

     These provisions could discourage third parties from taking over control of our company. Such provisions may also impede a transaction in which you could receive a premium over then current market prices and your ability to approve a transaction that you consider in your best interests.

  We Do Not Expect to Pay Dividends During the Foreseeable Future.

     We have never declared or paid any cash dividends on our common stock and anticipate that for the foreseeable future any earnings will be retained for use in our business. Our outstanding revolving line of credit prohibits us from paying cash dividends without obtaining prior approval from the lender.

  If the Shares of our Common Stock Eligible for Future Sale are Sold, the Market Price of our Common Stock may be Adversely Affected.

     Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of March 14, 2001, there were approximately 8,096,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.50 to $6.375 per share. As of March 14, 2001, there were also outstanding warrants to purchase an aggregate of approximately 1,750,000 shares of common stock at exercise prices ranging from $0.6875 to $3.75 per share. As of March 14, 2001, there were approximately 3,137,255 shares of common stock reserved for the issuance upon the conversion of the senior convertible subordinated notes at a conversion price of $1.275. Additionally, we have approximately $14 million of common stock remaining under our existing shelf registration for possible future sale.

     The foregoing options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of these options and warrants can be expected to exercise them at a time when we would be able to obtain additional capital through a new offering of securities on terms more favorable than those provided by such options and warrants. For the life of such options and warrants, the holders are given the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. To the extent the trading price of our common stock at the time of exercise of any such options or warrants exceeds the exercise price, such exercise will have a dilutive effect on our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 2000, we owned common stock of an Australian company that is subject to market risk. At December 31, 2000, the carrying value of this investment was $272,000, which is net of a $545,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At December 31, 2000, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $27,000 in the carrying value of the investment.

     We have outstanding convertible notes which bear interest at 7% per annum and line of credit borrowings which bear a rate equal to the prime rate plus 1.5% per annum, which cannot be less than 9% per annum. At December 31, 2000, a hypothetical one-percentage point increase in the prime rate would result in an increase of $39,000 in annual interest expense.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Schedule on page F-1, for a listing of the Consolidated Financial Statements and Schedule filed with this report, which are incorporated herein by reference.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth as of March 14, 2001 certain information regarding our directors and executive officers:

                                                                                        CURRENT
                                                                             DIRECTOR    TERM
NAME                       AGE               POSITION(S) HELD                 SINCE     EXPIRES
- ----                       ---               ----------------                --------   -------
Stanley B. Kinsey(3).....  47    Chief Executive Officer and Chairman of       1997      2002
                                 the Board
Barry Bergsman(1)........  64    Director                                      1998      2002
Robert M. Bennett(1).....  74    Director                                      1997      2001
Esther L. Rodriguez(2)...  59    Director                                      1997      2001
Gary Arlen(2)(3).........  56    Director                                      1999      2003
Vincent A. Carrino(3)....  44    Director                                      1999      2003
Mark deGorter............  42    President and Chief Operating Officer,
                                 NTN Network
V. Tyrone Lam............  39    President, BUZZTIME, Inc.
Kendra Berger............  34    Senior Vice President, Finance and
                                   Administration and Corporate Secretary
Stephen Gray.............  51    Chief Technology Officer

- ---------------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Member of Board of Directors, BUZZTIME, Inc.

     The following biographical information is furnished with respect to the directors and executive officers:

     Stanley B. Kinsey has served as Chairman and Chief Executive Officer of NTN since October 1998. Mr. Kinsey was appointed as a director in November 1997. From 1980 to 1985, Mr. Kinsey was a senior executive with The Walt Disney Company. In 1985, Mr. Kinsey left his position as senior vice president of operations and new technologies for The Walt Disney Studio to co-found IWERKS Entertainment, a high-technology entertainment company, where he served as chairman and chief executive officer from inception until 1995 when he resigned to spend more time with his family.

     Barry Bergsman has been a Director since August 1998. From 1985 to the present, Mr. Bergsman has been president of Intertel Communications, Inc., a company that pioneered the use of the telephone and interactive technology for promotion, entertainment and information. Prior to 1985, Mr. Bergsman held positions as president of a television production and syndication company and as an executive with CBS. He currently serves as a director and member of the management team of Photogenesis, Inc., a medical device and biotechnology company.

     Robert M. Bennett has been a Director since August 1996. Since 1989, Mr. Bennett has been chairman of the board of Bennett Productions, Inc., a production company with experience in virtually all areas of production including syndicated sports and specialty programming, music videos, commercial productions, home video, corporate communications and feature films. Mr. Bennett was president of Metromedia Broadcasting from 1982 until 1986. His career in broadcasting began at KTTV, Metromedia's broadcast division, followed by management positions in Metromedia's broadcast division. In 1972, Mr. Bennett joined Boston Broadcasters, Inc. (BBI), serving as president and director from 1979 until 1982. In 1991, he acquired full ownership from his partners of Trans Atlantic Entertainment, Inc., owner of film and video libraries. Mr. Bennett was named to The Broadcasting and Cable Hall of Fame on November 7, 1994.

     Esther L. Rodriguez was appointed as a Director in September 1997. She served as a vice president of Next Level Communications, Inc. (formerly General Instrument), a public telecommunications company, until November 1996 after having served in various executive capacities since joining General Instrument in 1987. At General Instrument, Ms. Rodriguez served as vice president of worldwide business development and was instrumental in developing the first home satellite pay-per-view business. She was also general manager and chief operating officer of General Instrument's Satellite Video Center. After leaving General Instrument, she founded and continues to serve as chief executive officer of Rodriguez Consulting Group, a business development consulting firm. Ms. Rodriguez has over 20 years of worldwide experience in the development and management of consumer, commercial, business and educational network systems.

     Gary Arlen was appointed as a Director in August 1999. Since 1980, he has been president of Arlen Communications, Inc., a research and consulting firm specializing in interactive information, transactions, telecommunications and entertainment. Arlen Communications provides research and analytical services to domestic and international organizations in entertainment, media, telecommunications and Internet industries. In 1981, Mr. Arlen, an interactive media analyst, founded the Internet Alliance, an industry group representing the interest of online content and service suppliers.

     Vincent A. Carrino was appointed as a Director in September 1999. Mr. Carrino is founder and president of Brookhaven Capital Management, LLC, a private investment firm focusing on technology companies, established by him in 1985. Prior to establishing Brookhaven Capital Management, LLC, Mr. Carrino was an analyst with Alliance Capital Management and was an investment banker with CitiBank in New York. Mr. Carrino serves on the board of directors of Rent-Way, Inc., a publicly held retailer in the rent-to-own industry, Cash Technologies, a company focused on ATM-based Internet commerce, and Intrenet, Inc., a public holding company for truckload carrier subsidiaries.

     Mark deGorter was appointed President and Chief Operating Officer of the NTN Network in January 2001. Prior to that time, Mr. deGorter served as Vice President of Marketing of NTN's BUZZTIME subsidiary. In addition, during the third quarter of 2000, Mr. deGorter assumed the additional role of Vice President of Marketing for the NTN Network. Prior to joining BUZZTIME in April 2000, Mr. deGorter had served as Vice President of Marketing for MET-Rx USA, a sports nutrition company, since July 1997. From June 1994 until July 1997, Mr. deGorter was a senior manager with ProShot Golf, Inc., a global positioning satellite-based communications and information system for the golf industry. During his career, Mr. deGorter has held key management positions with Bally's Total Fitness, a public company operating commercial fitness centers in North America; L.A. Gear, a licensor of trademarks and trade names for use in conjunction with apparel, accessory and consumer-related products; and J. Walter Thompson/USA, a multi-media advertising agency with worldwide operations.

     V. Tyrone Lam was appointed President of BUZZTIME, Inc. in December 1999, after serving as Executive Vice President of NTN since September 1998. He was appointed Vice President and General Manager of the NTN Network in September 1997. Prior to this time he served as Associate Vice President of Marketing from February 1997. Mr. Lam joined NTN in December 1994 in a marketing position. From April 1992 to December 1994, Mr. Lam managed the interactive television sports and games development for the EON Corporation and has held other sales and marketing positions in the computer software industry.

     Kendra Berger has served as the Senior Vice President of Finance and Administration since June 2000. Prior to that time she was NTN's Chief Financial Officer and Corporate Secretary since February 1999. She joined NTN in July 1998 as Vice President, Finance and Controller. Ms. Berger previously served as a controller for FPA Medical Management, Inc., a public national healthcare company. From August 1989 to July 1996, Ms. Berger, certified public accountant, held key positions with the public accounting firm, Price Waterhouse LLP.

     Stephen Gray was appointed Chief Technology Officer in 2000. Mr. Gray joined NTN in July 2000 as an independent contractor acting as Interim Vice President of Technology. From 1992 until he joined NTN, Mr. Gray served as President of Gray & Yorg, LLC, a consulting firm providing services to the high technology industry. He comes to NTN with 27 years of complex systems product development and technical management experience. During his career, Mr. Gray has held several senior management positions with such companies as Xerox Corporation, a publicly held corporation in the global document market and TRW, Inc., a publicly held global technology company, and several Internet and emerging growth companies. He is an expert in and has lectured on distributed processing architecture, networking, electronic information presentation and software development management.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their beneficial ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and we are required to report any failure to file by these dates. We believe that, based on the written representations of its directors and officers and copies of reports filed with the Commission in 2000, our directors, officers and holders of more than 10% of our common stock complied with the requirements of Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows the compensation paid or accrued as of each of the last three fiscal years to all individuals who served as our chief executive officer during 2000 and the four other most highly compensated executive officers who were serving as executive officers at the end of 2000 whose salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                       ANNUAL COMPENSATION               AWARDS
                                               -----------------------------------     SECURITIES
                                                                      OTHER ANNUAL     UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR   SALARY(1)    BONUS     COMPENSATION       OPTION
- ---------------------------             ----   ---------   -------    ------------    ------------
Stanley B. Kinsey(2)..................  2000   $295,057    $    --         --                 --
  Chief Executive Officer               1999    286,835     32,500(3)      --(4)         500,000
  and Chairman of the Board             1998     63,577         --         --          1,300,000
V. Tyrone Lam.........................  2000   $198,077         --                            --
  President, BUZZTIME, Inc.             1999    175,000         --         --                 --
                                        1998    147,115      2,959         --            285,000
Mark deGorter(5)......................  2000    127,212         --                       250,000
  President and Chief Operating
     Officer,                           1999         --         --         --                 --
  The NTN Network                       1998         --         --         --                 --
Zach A. Vela(6).......................  2000    103,846         --                       400,000
  Chief Financial Officer               1999         --         --         --                 --
                                        1998         --         --         --                 --
Kendra Berger.........................  2000    158,462         --         --                 --
  Senior Vice President,                1999    138,000         --         --            100,000
  Finance and Administration            1998     42,307      1,233         --             50,000

- ---------------

(1) Includes amounts, if any, deferred under NTN's 401(k) Plan.

(2) Mr. Kinsey was appointed chief executive officer in October 1998.

(3) Represents vested value of options granted October 7, 1999 at below market exercise price, pursuant to the Employment Agreement and related bonus program between Mr. Kinsey and NTN.

(4) Mr. Kinsey has waived compensation for serving as a director of NTN.

(5) Mr. deGorter joined NTN in April 2000.

(6) Mr. Vela joined NTN in June 2000 and resigned from NTN in February 2001.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning grants of stock options during fiscal 2000 with respect to the Named Executive Officers:

                                                        INDIVIDUAL GRANTS
                                 ----------------------------------------------------------------
                                 NUMBER OF      % OF TOTAL
                                   SHARES        OPTIONS
                                 UNDERLYING     GRANTED TO                             GRANT DATE
                                  OPTIONS      EMPLOYEES IN    EXERCISE   EXPIRATION    PRESENT
NAME                              GRANTED      FISCAL YEAR      PRICE        DATE       VALUE(1)
- ----                             ----------   --------------   --------   ----------   ----------
Stanley B. Kinsey..............        --           --             --            --          --
V. Tyrone Lam..................        --           --             --            --          --
Mark deGorter..................   250,000(2)        11%         $2.50      02/01/10     508,250
Zach A. Vela...................   400,000(3)        22%          2.25      06/25/10     747,600
Kendra Berger..................        --           --             --            --          --

- ---------------

(1) The present value of grant on the grant date was estimated using the Black Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, risk-free interest rate of 6.51%, expected volatility of 127.88%, and expected option life of 4 years.

(2) Represents options granted under the 1995 Stock Option Plan which become exercisable as to 25% of the total shares on the first anniversary of the date of grant and will become exercisable as to an additional 1/36 of the remaining shares on the last day of each of the thirty-six (36) calendar months immediately following the first anniversary of the grant date.

(3) Represents options granted under the 1995 Stock Option Plan which become exercisable as to 1/48 of the total shares on the last day of each of the forty-eight (48) calendar months immediately following the grant date. As of the date of Mr. Vela's resignation as Chief Financial Officer in February 2001, he had vested 66,667 of such options. These vested options remain exercisable by Mr. Vela at any time and from time to time prior to May 31, 2001.

FISCAL YEAR-END OPTION VALUES

     The following table contains information concerning stock options which were unexercised at the end of fiscal 2000 with respect to the Named Executive Officers. No stock options were exercised in 2000 by any Named Executive Officer.

                                               NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED OPTIONS              IN-THE-MONEY
                                                AT FISCAL YEAR-END            OPTIONS AT FISCAL YEAR-END(1)
                                          -------------------------------     -----------------------------
NAME                                      EXERCISABLE      UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
- ----                                      ------------     --------------     -----------     -------------
Stanley B. Kinsey.......................   1,258,333          641,667             $--              $--
V. Tyrone Lam...........................     320,840           29,160              --               --
Mark deGorter...........................          --          250,000              --               --
Zach A. Vela............................      50,000          350,000              --               --
Kendra Berger...........................      75,000           75,000              --               --

- ---------------

(1) The aggregate market price on December 31, 2000 of the shares of our common stock subject to such options was less than or equal to the respective exercise prices of such options.

DIRECTOR COMPENSATION

     During 2000, directors were entitled to receive cash compensation of $2,400 per month for their services as directors. Further, directors who serve on either the audit or compensation committees or the board of directors of BUZZTIME, Inc. were entitled to receive an additional $3,000 annually. Directors are also eligible for the grant of options or warrants to purchase common stock from time to time for services in their capacity as directors.

     Upon joining the board of directors, each director was granted options to purchase 100,000 shares of common stock at an exercise price per share equal to the closing market price per share of our common stock on the date of appointment or election as director. These options will become vested as to one-third of the shares covered thereby on the first anniversary of grant date and will become vested and exercisable as to the balance of the covered shares in two equal installments on the second and third anniversaries of the grant date, subject to the director's continued service. The options provide for immediate vesting in full in the event of a change of control event.

EMPLOYMENT CONTRACTS

     In October 1998, we entered into a written employment agreement pursuant to which Mr. Kinsey is to receive a bonus under a bonus program that was to be agreed upon by and between Mr. Kinsey and the Compensation Committee. On October 7, 1999, the Company and Mr. Kinsey entered into an addendum to the employment agreement setting forth the terms of the bonus program. Under the bonus program, the options granted to Mr. Kinsey in October 1999 were granted at a preferred, below market, price of $0.98 per share, the average closing price of our common stock during the three calendar quarters immediately prior to the grant date. The options were granted to Mr. Kinsey pursuant to our 1995 Stock Option Plan and are subject to immediate vesting upon the occurrence of a change of control event. In January 2001, we amended the employment agreement with Mr. Kinsey to extend the duration of the agreement by one year and to award options for an additional 350,000 shares of our common stock at an exercise price of $0.875 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     All compensation determinations for 2000 for our executive officers were made by the Board of Directors as a whole upon the recommendation of the Compensation Committee. During the entire fiscal year 2000, Ms. Rodriguez served as a member of the Compensation Committee. Donald Klosterman served on the Compensation Committee until his death in June 2000, at which time Mr. Arlen was appointed to serve. None of our directors or executive officers has served on the board of directors or the compensation committee of any other company or entity, any of whose officers served either on our Board of Directors or on our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 14, 2001 the number and percentage ownership of common stock by (i) all persons known to us to own beneficially more than 5% of the outstanding shares of common stock based upon reports filed by each such person with the Securities and Exchange Commission,
(ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all of the executive officers and directors as a group. Except as otherwise indicated and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares of common stock shown. Except as otherwise indicated, the address for each person is c/o NTN Communications, Inc., 5966 La Place Court, Carlsbad, California 92008. An asterisk denotes beneficial ownership of less than 1%.

                                                              NUMBER OF SHARES
                                                                BENEFICIALLY       PERCENT OF
NAME                                                               OWNED         COMMON STOCK(1)
- ----                                                          ----------------   ---------------
Gary Arlen(2)...............................................        34,333          *
Robert M. Bennett(3)........................................       192,000          *
Barry Bergsman(4)...........................................       141,667          *
Vincent A. Carrino(5).......................................     5,306,522             14%
Esther L. Rodriguez(6)......................................       141,433          *
Stanley B. Kinsey(7)........................................     1,421,667              4%
V. Tyrone Lam(8)............................................       342,710          *
Kendra Berger(9)............................................        78,127          *
Mark deGorter(10)...........................................        62,500          *
Zach A. Vela(11)............................................        66,667          *
All executive officers and directors of NTN as a Group (11
  persons)(12)..............................................     7,748,459             18%

- ---------------

 (1) Included as outstanding for purposes of this calculation are 36,636,240 shares of common stock (the amount outstanding as of March 14, 2001) plus, in the case of each particular holder, the shares of common stock subject to currently exercisable options, warrants, or other instruments exercisable for or convertible into shares of common stock (including such instruments exercisable within 60 days after March 14, 2001) held by that person, which instruments are specified by footnote. Shares issuable as part or upon exercise of outstanding options, warrants, or other instruments other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.

 (2) Includes 33,333 shares subject to currently exercisable options held by Mr. Arlen.

 (3) Includes 100,000 shares subject to currently exercisable options held by Mr. Bennett.

 (4) Includes 66,667 shares subject to currently exercisable options and 36,000 shares subject to currently exercisable warrants held by Mr. Bergsman.

 (5) Includes 133,333 shares subject to currently exercisable options held by Mr. Carrino. Also includes 141,500 owned directly by Mr. Carrino and 5,031,689 shares owned, directly or indirectly, by investment advisory clients of Brookhaven Capital Management, LLC, which in some cases has sole voting and investment discretion over such shares. Mr. Carrino is the sole owner and the Manager of Brookhaven Capital Management, LLC and, as such, in some cases he may be deemed to beneficially own such shares. Mr. Carrino disclaims such beneficial ownership. Brookhaven Capital Management is located at 3000 Sand Hill Road, Menlo Park, CA 94205.

 (6) Includes 100,000 shares subject to currently exercisable options held by Ms. Rodriguez. Also includes 1,000 shares owned by the Rodriguez Family Trust, of which Ms. Rodriguez is a co-trustee with members of her immediate family. As co-trustee, Ms. Rodriguez shares voting and investment power with respect to the shares.

 (7) Includes 1,300,000 shares subject to currently exercisable options held by Mr. Kinsey.

 (8) Represents shares subject to currently exercisable options held by Mr. Lam.

 (9) Represents shares subject to currently exercisable options held by Ms. Berger.

(10) Represents shares subject to currently exercisable options held by Mr. deGorter.

(11) Represents shares subject to currently exercisable options held by Mr.
     Vela.

(12) Includes shares subject to currently exercisable options and, 248,500 shares subject to currently exercisable warrants held by executive officers and directors, including those described in notes (2) through (10) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS

     On February 1, 1999, we entered into a consulting agreement with Barry Bergsman, one of our directors, pursuant to which Mr. Bergsman was engaged to actively provide consulting services under the direction of our chief executive officer. For Mr. Bergsman's services under the consulting agreement, we granted him a warrant to purchase 36,000 shares of our common stock at an exercise price of $0.6875 per share. The warrant is exercisable as to 3,000 shares on the first day of each of the twelve consecutive months commencing March 1, 1999. In addition, Mr. Bergsman will receive cash compensation of $3,500 per month. The consulting agreement expired on January 31, 2000. We expensed $18,000 associated with these options.

     In July 2000, as consideration for consulting services rendered by Mr. Carrino, one of our directors, we granted Mr. Carrino options to purchase 100,000 shares of our common stock at a price of $2.25 per share, which was the closing market price per share of our common stock on the date of grant. Mr. Carrino provided consulting services during 2000 to assist in its discussions and negotiations with investment advisors and others in the investment community including potential investors and strategic partners. We expensed $179,000 associated with these options.

     In July 2000, Robert L. Anderson, Jr., the former president of the NTN Network, resigned. Concurrently with his resignation, we entered into a consulting agreement pursuant to which Mr. Anderson was to assist in negotiations with potential advertising partners. Upon joining NTN in September 1999, Mr. Anderson was granted options to purchase 432,000 shares of our common stock at $1.1875 per share. As compensation for consulting services, Mr. Anderson received the fully vested right to exercise one third of the options granted in September 1999 upon expiration of the consulting agreement in September 2000. We expensed $176,000 associated with the modification of these options.

INDEMNITY AGREEMENTS

     We have entered into indemnity agreements with each of its directors and executive officers. The indemnity agreements provide that we will indemnify these individuals under certain circumstances against certain liabilities and expenses they may incur in their capacities as directors or officers. We believe that the use of such indemnity agreements is customary among corporations and that the terms of the indemnity agreements are reasonable and fair, and are in its best interests to retain experienced directors and officers.

                                    PART IV

ITEM 14.EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

          1.2. Consolidated Financial Statements and Schedule. The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements and schedule" on page F-1.

          3. Exhibits. The following exhibits are filed as a part of this report:

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company, as amended(7)
          3.2            -- Certificate of Designations, Rights and Preferences of
                            Series B Convertible Preferred Stock.(12)
          3.3            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company, dated March 22, 2000.(13)
          3.4            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company, dated March 24, 2000.(13)
          3.5            -- By-laws of the Company(2)
          4.1            -- Specimen Common Stock Certificate.(17)
          4.2            -- Securities Purchase Agreement, dated November 14, 2000, by and among NTN Communications, Inc. and the Buyers, as
                            defined therein.(15)
          4.3            -- Registration Rights Agreement, dated November 14, 2000, by and among NTN Communications, Inc. and the Buyers, as
                            defined therein.(15)
          4.4            -- Form of Common Stock Purchase Warrant of NTN
                            Communications, Inc., dated November 14, 2000.(15)
          4.5            -- Form of Common Stock Purchase Warrant of NTN
                            Communications, Inc., dated November 14, 2000.(15)
          4.6            -- Restructure Agreement, dated January 26, 2001, by and
                            among NTN Communications, Inc. and the Investors, as
                            defined therein.(16)
          4.7            -- First Amendment to Securities Purchase Agreement, dated
                            January 26, 2001, by and among NTN Communications, Inc.
                            and the Buyers, as defined therein.(16)
          4.8            -- Form of Amended and Restated Common Stock Purchase
                            Warrants of NTN Communications, Inc., dated January 26,
                            2001.(16)
         10.1            -- License Agreement with NTN Canada(3)
         10.2            -- Lease of Office with The Campus L.L.C.(4)
         10.3*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Patrick J.
                            Downs.(5)
         10.4*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Daniel C.
                            Downs.(5)
         10.5*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Ronald E.
                            Hogan(5)
         10.6*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Gerald P.
                            McLaughlin.(5)
         10.7*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Michael J.
                            Downs.(5)
         10.8*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Robert
                            Klosterman.(5)
         10.9*           -- Letter agreement, dated March 4, 1997, between NTN and
                            Alan Magerman.(5)
         10.10*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Patrick J. Downs.(5)
         10.11*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Daniel C. Downs.(5)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.12*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Ronald E. Hogan.(5)
         10.13*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Gerald P.
                            McLaughlin.(5)
         10.14*          -- Consulting Agreement, dated as of March 14, 1997, between
                            NTN Communications Inc. and Donald Klosterman.(5)
         10.15*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Patrick J Downs.(5)
         10.16*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Daniel C. Downs.(5)
         10.17*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Ronald E. Hogan.(5)
         10.18*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Gerald P. McLaughlin.(5)
         10.19*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Michael J. Downs.(5)
         10.20*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Robert Klosterman.(5)
         10.21*          -- Special Stock Option dated August 18, 1996 between NTN
                            Communications, Inc. and Gerald Sokol, Jr.(5)
         10.22*          -- Special Stock Option dated August 25, 1996 between NTN
                            Communications, Inc. and Robert Bennett(5)
         10.23*          -- Special Stock Option dated August 30, 1996 between NTN
                            Communications, Inc. and Edward C. Frazier(5)
         10.24           -- Amendment to Nonqualified Stock Option Agreement, dated as of April 14, 1997, between NTN Communications, Inc.
                            and Edward C. Frazier.(6)
         10.25           -- Warrant Agreement, dated as of February 18, 1998 between
                            NTN Communications, Inc. and American Stock Transfer and
                            Trust Company, as warrant agent, including a form of
                            warrant certificate.(7)
         10.26*          -- Performance Incentive Stock Option Agreement dated
                            November 4, 1996 by and between NTN Communications, Inc.
                            and Gerald Sokol, Jr.(7)
         10.27*          -- Nonqualified Stock Option Agreement dated May 14, 1997 by and between NTN Communications, Inc. and Gerald Sokol,
                            Jr.(7)
         10.28*          -- Modification to Resignation Agreement, dated as of March
                            9, 1998 by and between NTN Communications, Inc. and
                            Daniel C. Downs(7)
         10.29*          -- Modification to Resignation Agreement, dated as of March
                            9, 1998 by and between NTN Communications, Inc. and
                            Patrick J. Downs(7)
         10.30*          -- Modification to Resignation Agreement, dated as of March
                            20, 1998 by and between NTN Communications, Inc. and
                            Ronald E. Hogan(7)
         10.31*          -- Employment Agreement, dated July 1, 1998, by and between
                            NTN Communications, Inc. and Gerald Sokol, Jr.(8)
         10.32*          -- Employment Agreement, dated October 7, 1998, by and
                            between NTN Communications, Inc. and Stanley B. Kinsey(9)
         10.33*          -- Stock Option Agreement, dated October 7, 1998, by and
                            between NTN Communications, Inc. and Stanley B. Kinsey(9)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.34*          -- Resignation and Release Agreement, dated February 18,
                            1999, by and between NTN Communications, Inc. and Gerald
                            Sokol, Jr.(9)
         10.35           -- Exchange Agreement, dated October 5, 1998, by and between
                            NTN Communications, Inc. and the Buyers as defined)(7)
         10.36           -- Loan and Security Agreement, dated August 6, 1999, by and between NTN Communications, Inc. and Coast Business
                            Credit, a division of Southern Pacific Bank.(10)
         10.37           -- Settlement Agreement, dated November 1, 1999, by and
                            between the Business Software Alliance and NTN
                            Communications, Inc.(10)
         10.38*          -- Stock Option Agreement, dated October 7, 1999, by and
                            between NTN Communications, Inc. and Stanley B.
                            Kinsey(11)
         10.39           -- Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology
                            Co., Ltd. (14)
         10.40           -- Office Lease, dated July 17, 2000, between Prentiss
                            Properties Acquisition Partners, L.P. and NTN
                            Communications, Inc. (1)
         23.1            -- Consent of KPMG LLP(1)

- ---------------

  *  Management Contract or Compensatory Plan.

 (1) Filed herewith.

 (2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.

 (3) Previously filed as an exhibit to NTN's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.

 (4) Previously filed as an exhibit to NTN's report on Form 10-K for the year ended December 31, 1994, and incorporated by reference.

 (5) Previously filed as an exhibit to NTN's report on Form 8-K dated March 5, 1997 and incorporated by reference.

 (6) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1996 and incorporated by reference.

 (7) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-69383, and incorporated by reference.

 (8) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 30, 1998 and incorporated herein by reference.

 (9) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1998 and incorporated by reference.

(10) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 30, 1999 and incorporated herein by reference.

(11) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1999 and incorporated herein by reference.

(12) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.

(13) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.

(14) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.

(15) Previously filed as an exhibit to NTN's registration statement on Form S-3, filed on December 11, 2000, and incorporated by reference.

(16) Previously filed as an exhibit to NTN's registration statement on Form S-3/A, filed on March 5, 2001, and incorporated by reference.

(17) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as December 31, 2000 and
     1999...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2000, 1999, and 1998......................   F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2000, 1999, and 1998..........   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2000, 1999, and 1998......................   F-6
Notes to Consolidated Financial Statements..................   F-8
Financial Statement Schedule II -- Valuation and Qualifying
  Accounts..................................................  F-26

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NTN Communications, Inc.:

     We have audited the consolidated financial statements of NTN Communications, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTN Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ KPMG LLP

San Diego, California
February 23, 2001

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                  2000           1999
                                                              ------------   ------------
Current Assets:
  Cash and cash equivalents.................................  $  2,188,000   $  1,044,000
  Restricted cash...........................................       202,000        239,000
  Accounts receivable -- trade, net of allowance for
    doubtful accounts of $811,000 in 2000 and $2,148,000 in
    1999....................................................     1,724,000      2,541,000
  Investments available-for-sale............................       272,000        937,000
  Deposits on broadcast equipment...........................       112,000        611,000
  Deferred costs............................................       772,000             --
  Prepaid expenses and other current assets.................       538,000      1,015,000
                                                              ------------   ------------
         Total current assets...............................     5,808,000      6,387,000
Broadcast equipment and fixed assets, net...................    11,963,000     10,470,000
Software development costs, net of accumulated amortization
  of $6,527,000 in 2000 and $6,356,000 in 1999..............       405,000        138,000
Deferred costs..............................................       565,000             --
Other assets................................................        81,000        292,000
                                                              ------------   ------------
         Total assets.......................................  $ 18,822,000   $ 17,287,000
                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $    816,000   $  1,421,000
  Accrued expenses..........................................     1,351,000      1,116,000
  Accrual for litigation costs..............................        57,000        334,000
  Accrual for management severance..........................            --        598,000
  Accrual for sales tax.....................................       399,000        382,000
  Obligations under capital leases..........................       579,000        740,000
  Deferred revenue..........................................     1,575,000        796,000
  Note payable..............................................       138,000         79,000
                                                              ------------   ------------
         Total current liabilities..........................     4,915,000      5,466,000
Obligations under capital leases, excluding current
  portion...................................................        83,000        475,000
Accrual for settlement warrants.............................            --      1,793,000
Revolving line of credit....................................     3,919,000      2,486,000
7% senior subordinated convertible notes....................     3,987,000      4,705,000
Deferred revenue............................................     1,804,000             --
Other long-term liabilities and note payable, excluding
  current portion...........................................        32,000        141,000
                                                              ------------   ------------
         Total liabilities..................................    14,740,000     15,066,000
                                                              ------------   ------------
Shareholders' equity:
  Series A 10% cumulative convertible preferred stock, $.005 par value, 5,000,000 shares authorized; 161,000 shares
    issued and outstanding at December 31, 2000 and December
    31, 1999................................................         1,000          1,000
  Common stock, $.005 par value, 50,000,000 shares
    authorized; 36,046,000 and 29,914,000 shares issued and
    outstanding at December 31, 2000 and December 31, 1999,
    respectively............................................       179,000        149,000
  Additional paid-in capital................................    78,153,000     66,548,000
  Accumulated deficit.......................................   (73,234,000)   (63,645,000)
  Accumulated other comprehensive loss......................      (545,000)      (360,000)
  Treasury stock, at cost, 111,000 shares at
    December 31, 2000 and December 31, 1999.................      (472,000)      (472,000)
                                                              ------------   ------------
         Total shareholders' equity.........................     4,082,000      2,221,000
                                                              ============   ============
         Total liabilities and shareholders' equity.........  $ 18,822,000   $ 17,287,000
                                                              ============   ============

          See accompanying notes to consolidated financial statements

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Revenues:
  NTN Network revenues................................  $21,406,000   $22,250,000   $20,973,000
  BUZZTIME service revenues...........................      540,000       383,000     1,131,000
  America Online fees.................................           --       600,000       883,000
  Equipment sales, net of cost of sales of $0,
     $208,000 and $231,000 in 2000, 1999 and 1998,
     respectively.....................................           --        84,000       499,000
  Other revenues......................................      102,000       431,000       708,000
                                                        -----------   -----------   -----------
          Total revenues..............................   22,048,000    23,748,000    24,194,000
                                                        -----------   -----------   -----------
Operating expenses:
  Direct operating costs of services..................   11,098,000    11,169,000     9,491,000
  Selling, general and administrative.................   15,070,000    13,610,000    14,142,000
  Litigation, legal and professional fees.............      474,000       558,000     1,658,000
  Depreciation and amortization.......................    1,815,000     1,370,000     1,636,000
  Impairment charges..................................    1,362,000            --            --
  Research and development............................      430,000       842,000       714,000
                                                        -----------   -----------   -----------
          Total operating expenses....................   30,249,000    27,549,000    27,641,000
                                                        -----------   -----------   -----------
Operating loss........................................   (8,201,000)   (3,801,000)   (3,447,000)
                                                        -----------   -----------   -----------
Other income (expense):
  Interest income.....................................       72,000       116,000       288,000
  Interest expense....................................   (1,131,000)   (1,050,000)     (289,000)
  Gain on sale of interest in subsidiary..............           --            --     1,643,000
  Gain on sale of assets of subsidiary................           --     2,254,000            --
  Other...............................................      119,000       (17,000)       12,000
                                                        -----------   -----------   -----------
          Total other income (expense)................     (940,000)    1,303,000     1,654,000
                                                        -----------   -----------   -----------
Loss before income taxes and cumulative effect of
  accounting change...................................   (9,141,000)   (2,498,000)   (1,793,000)
Provision for income taxes............................           --            --            --
Cumulative effect of accounting change................     (448,000)           --            --
                                                        -----------   -----------   -----------
  Net loss............................................   (9,589,000)   (2,498,000)   (1,793,000)
Accretion of beneficial conversion feature on
  preferred Stock.....................................           --            --      (758,000)
                                                        -----------   -----------   -----------
Net loss available to common shareholders.............  $(9,589,000)  $(2,498,000)  $(2,551,000)
                                                        ===========   ===========   ===========
Loss per common share -- basic and diluted loss before
  cumulative effect of accounting change..............  $     (0.28)  $     (0.09)  $     (0.10)
Cumulative effect of accounting change................  $     (0.01)  $        --   $        --
                                                        -----------   -----------   -----------
Net loss..............................................  $     (0.29)  $     (0.09)  $     (0.10)
                                                        ===========   ===========   ===========
Weighted average shares outstanding -- basic and
  diluted.............................................   33,206,000    28,470,000    26,078,000
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                      SERIES A AND B
                                        CUMULATIVE
                                        CONVERTIBLE
                                         PREFERRED                                                             ACCUMULATED
                                           STOCK             COMMON STOCK        ADDITIONAL                       OTHER
                                     -----------------   ---------------------     PAID-IN     ACCUMULATED    COMPREHENSIVE
                                     SHARES    AMOUNT      SHARES      AMOUNT      CAPITAL       DEFICIT          LOSS
                                     -------   -------   ----------   --------   -----------   ------------   -------------
Balance, December 31, 1997.........  231,000   $2,000    23,677,000   $118,000   $70,541,000   $(58,596,000)
  Issuance of stock in lieu of
    dividends......................       --       --        19,000         --            --            --             --
  Issuance of Treasury stock for
    settlement of litigation.......       --       --            --         --      (622,000)           --             --
  Issuance of Common Stock for
    settlement of litigation.......       --       --     1,200,000      6,000     1,194,000            --             --
  Conversion of Series B Preferred
    Stock to Common Stock..........  (14,000)      --     2,430,000     12,000       (12,000)           --             --
  Issuance of Common Stock in
    exchange for cancellation of
    options and warrants...........       --       --       759,000      4,000        (4,000)           --             --
  Issuance of Treasury Stock in
    exchange for cancellation of
    options and warrants...........       --       --            --         --    (1,181,000)           --             --
  Accretion of beneficial
    conversion feature on Series B
    Preferred Stock................       --       --            --         --       758,000            --             --
  Issuance of stock for exercise of
    warrants and options...........       --       --         1,000         --         1,000            --             --
  Options granted to
    non-employees..................       --       --            --         --        58,000            --             --
  Net loss.........................       --       --            --         --            --    (2,551,000)            --
                                     -------   -------   ----------   --------   -----------   ------------     ---------
Balance, December 31, 1998.........  217,000   $2,000    28,086,000   $140,000   $70,733,000   $(61,147,000)           --
  Conversion of Series B Preferred
    Stock to Convertible Note
    Payable........................  (56,000)  (1,000)           --         --    (5,448,000)           --             --
  Convertible Note Payable
    converted to Common Stock......       --       --       793,000      4,000     1,008,000            --             --
  Issuance of stock for exercise of
    warrants and options...........       --       --       334,000      2,000       345,000            --             --
  Issuance of Treasury Stock
    pursuant to anti-dilution
    provision......................       --       --            --         --      (931,000)           --             --
  Issuance of stock in lieu of
    interest.......................       --       --       435,000      2,000       295,000            --             --
  Issuance of stock in lieu of
    dividends......................       --       --        13,000         --            --            --             --
  Issuance of stock in payment of
    accrued board compensation.....       --       --       253,000      1,000       246,000            --             --
  Stock options granted below
    market.........................       --       --            --         --        38,000            --             --
  Warrants granted to
    non-employees..................       --       --            --         --       262,000            --             --
  Unrealized holding loss on
    investments
    available-for-sale.............       --       --            --         --            --            --       (360,000)
  Net loss.........................       --       --            --         --            --    (2,498,000)            --
                                     -------   -------   ----------   --------   -----------   ------------     ---------
Balance, December 31, 1999.........  161,000   $1,000    29,914,000   $149,000   $66,548,000   $(63,645,000)    $(360,000)
                                     =======   =======   ==========   ========   ===========   ============     =========
  Convertible Note Payable
    converted to Common Stock......       --       --       719,000      4,000       913,000            --             --
  Issuance of stock for exercise of
    warrants and options...........       --       --     2,069,000      9,000       881,000            --             --
  Issuance of stock in lieu of
    interest.......................       --       --       115,000      1,000       321,000            --             --
  Issuance of stock in lieu of
    dividends......................       --       --        10,000         --            --            --             --
  Issuance of stock in private
    placements, net of issuance
    costs..........................       --       --     3,219,000     16,000     7,012,000            --             --
  Stock options granted below
    market.........................       --       --            --         --       134,000            --             --
  Options and warrants granted to
    non-employees..................       --       --            --         --       551,000            --             --
  Unrealized holding loss on
    investments
    available-for-sale.............       --       --            --         --            --            --       (185,000)
  Expiration of settlement warrant
    obligation.....................       --       --            --         --     1,793,000            --             --
  Net loss.........................       --       --            --         --            --    (9,589,000)            --
                                     -------   -------   ----------   --------   -----------   ------------     ---------
Balance, December 31, 2000.........  161,000   $1,000    36,046,000   $179,000   $78,153,000   $(73,234,000)    $(545,000)
                                     =======   =======   ==========   ========   ===========   ============     =========


                                      TREASURY
                                        STOCK         TOTAL
                                     -----------   -----------
Balance, December 31, 1997.........  $(3,339,000)  $ 8,726,000
  Issuance of stock in lieu of
    dividends......................           --            --
  Issuance of Treasury stock for
    settlement of litigation.......      755,000       133,000
  Issuance of Common Stock for
    settlement of litigation.......           --     1,200,000
  Conversion of Series B Preferred
    Stock to Common Stock..........           --            --
  Issuance of Common Stock in
    exchange for cancellation of
    options and warrants...........           --            --
  Issuance of Treasury Stock in
    exchange for cancellation of
    options and warrants...........    1,181,000            --
  Accretion of beneficial
    conversion feature on Series B
    Preferred Stock................           --       758,000
  Issuance of stock for exercise of
    warrants and options...........           --         1,000
  Options granted to
    non-employees..................           --        58,000
  Net loss.........................           --    (2,551,000)
                                     -----------   -----------
Balance, December 31, 1998.........  $(1,403,000)  $ 8,325,000
  Conversion of Series B Preferred
    Stock to Convertible Note
    Payable........................           --    (5,449,000)
  Convertible Note Payable
    converted to Common Stock......           --     1,012,000
  Issuance of stock for exercise of
    warrants and options...........           --       347,000
  Issuance of Treasury Stock
    pursuant to anti-dilution
    provision......................      931,000            --
  Issuance of stock in lieu of
    interest.......................           --       297,000
  Issuance of stock in lieu of
    dividends......................           --            --
  Issuance of stock in payment of
    accrued board compensation.....           --       247,000
  Stock options granted below
    market.........................           --        38,000
  Warrants granted to
    non-employees..................           --       262,000
  Unrealized holding loss on
    investments
    available-for-sale.............           --      (360,000)
  Net loss.........................           --    (2,498,000)
                                     -----------   -----------
Balance, December 31, 1999.........  $  (472,000)  $ 2,221,000
                                     ===========   ===========
  Convertible Note Payable
    converted to Common Stock......           --       917,000
  Issuance of stock for exercise of
    warrants and options...........           --       890,000
  Issuance of stock in lieu of
    interest.......................           --       322,000
  Issuance of stock in lieu of
    dividends......................           --            --
  Issuance of stock in private
    placements, net of issuance
    costs..........................           --     7,028,000
  Stock options granted below
    market.........................           --       134,000
  Options and warrants granted to
    non-employees..................           --       551,000
  Unrealized holding loss on
    investments
    available-for-sale.............           --      (185,000)
  Expiration of settlement warrant
    obligation.....................           --     1,793,000
  Net loss.........................           --    (9,589,000)
                                     -----------   -----------
Balance, December 31, 2000.........  $  (472,000)  $ 4,082,000
                                     ===========   ===========

          See accompanying notes to consolidated financial statements

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                             2000          1999          1998
                                                         ------------   -----------   -----------
Cash flows provided by (used in) operating activities:
  Net loss.............................................  $ (9,589,000)  $(2,498,000)  $(1,793,000)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Depreciation and amortization.....................     6,296,000     6,557,000     6,412,000
     Provision for doubtful accounts...................       442,000       746,000       850,000
     Impairment charges................................     1,362,000            --            --
     Cumulative effect of accounting change............       448,000            --            --
     Loss from disposition of equipment and sale of
       available-for-sale investments, net.............         6,000        (6,000)      240,000
     Non-cash compensation charges.....................       685,000       292,000       353,000
     Accreted interest expense.........................       206,000       459,000       211,000
     Amortization of deferred revenue..................            --       (85,000)   (1,022,000)
     Gain on sale of interest in subsidiary............            --            --    (1,643,000)
     Gain on sale of assets of subsidiary..............            --    (2,254,000)           --
     Changes in assets and liabilities:
       Restricted cash.................................        37,000      (239,000)           --
       Accounts receivable.............................       375,000      (816,000)     (627,000)
       Prepaid expenses and other assets...............       476,000      (423,000)     (487,000)
       Accounts payable and accrued expenses...........      (249,000)     (209,000)       64,000
       Deferred revenue................................       515,000       236,000      (382,000)
       Management severance and other long-term
          liabilities..................................      (606,000)     (955,000)     (819,000)
                                                         ------------   -----------   -----------
          Net cash provided by (used in) operating
            activities.................................       404,000       805,000     1,357,000
                                                         ------------   -----------   -----------
Cash flows provided by (used in) investing activities:
  Capital expenditures.................................    (7,188,000)   (6,814,000)   (3,002,000)
  Software development expenditures....................    (1,557,000)           --       (10,000)
  Deposits on broadcast equipment......................       499,000      (374,000)     (237,000)
  Notes receivable.....................................       138,000        70,000       (70,000)
  Proceeds from sale of investments....................       538,000            --            --
  Proceeds from sale of assets of subsidiary...........            --     1,227,000            --
  Proceeds from sale of equipment......................            --        45,000            --
  Proceeds from sale of interest in subsidiary.........            --            --     1,862,000
                                                         ------------   -----------   -----------
          Net cash provided by (used in) investing
            activities.................................    (7,570,000)   (5,846,000)   (1,457,000)
                                                         ------------   -----------   -----------
Cash flows provided by (used in) financing activities:
  Principal payments on capital leases.................      (932,000)   (1,125,000)     (104,000)
  Borrowings from revolving line of credit.............    26,624,000    11,175,000            --
  Principal payments on note payable and revolving line
     of credit.........................................   (25,300,000)   (8,872,000)           --
  Proceeds from issuance of common stock, net of
     issuance costs....................................     7,028,000            --            --
  Proceeds from exercise of warrants and options.......       890,000       347,000            --
                                                         ------------   -----------   -----------
          Net cash provided by (used in) financing
            activities.................................     8,310,000     1,525,000      (104,000)
                                                         ------------   -----------   -----------
Net increase (decrease) in cash and cash equivalents...     1,144,000    (3,516,000)     (204,000)
                                                         ------------   -----------   -----------
Cash and cash equivalents at beginning of period.......     1,044,000     4,560,000     4,764,000
                                                         ------------   -----------   -----------
Cash and cash equivalents at end of period.............  $  2,188,000   $ 1,044,000   $ 4,560,000
                                                         ============   ===========   ===========

          See accompanying notes to consolidated financial statements

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest..............................................  $  602,000   $  249,000   $  121,000
                                                             ==========   ==========   ==========
     Income taxes..........................................  $       --   $       --   $       --
                                                             ==========   ==========   ==========
Supplemental disclosure of non-cash investing and financing
  activities:
  Issuance of treasury stock pursuant to anti-dilution
     provision.............................................  $       --   $  931,000   $1,181,000
                                                             ==========   ==========   ==========
  Issuance of common stock in payment of interest..........  $  322,000   $  297,000   $       --
                                                             ==========   ==========   ==========
  Issuance of common stock in payment of board
     compensation..........................................  $       --   $  247,000   $       --
                                                             ==========   ==========   ==========
  Equipment acquired under capital leases..................  $  379,000   $1,767,000   $  464,000
                                                             ==========   ==========   ==========
  Equipment and license acquired by issuing note payable...  $       --   $  361,000   $       --
                                                             ==========   ==========   ==========
  Exchange of preferred stock for convertible notes and
     warrants..............................................  $       --   $5,449,000   $       --
                                                             ==========   ==========   ==========
  Exchange of convertible notes to common stock............  $  917,000   $1,012,000   $       --
                                                             ==========   ==========   ==========
  Issuance of common stock in exchange for cancellation of
     options and warrants..................................  $       --   $       --   $    4,000
                                                             ==========   ==========   ==========
  Unrealized holding loss on investments available for
     sale..................................................  $  185,000   $  360,000   $       --
                                                             ==========   ==========   ==========
  Sale of assets of subsidiary for cash of $1,227,000 and
     stock of eBet Online..................................  $       --   $1,297,000   $       --
                                                             ==========   ==========   ==========
  Expiration of settlement warrant obligation..............  $1,793,000   $       --   $       --
                                                             ==========   ==========   ==========

          See accompanying notes to consolidated financial statements

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     NTN operates its businesses through two operating divisions: BUZZTIME, Inc.(TM) (BUZZTIME) and The NTN Network(TM). BUZZTIME, NTN's wholly-owned subsidiary formed in December 1999, owns the exclusive rights to the largest known digital trivia game show library and many unique "TV Play-along" sports games. The NTN Network operates two interactive television (ITV) networks: its original NTN Network and its new Digital Interactive Television (DITV) Network. Both networks broadcast daily a wide variety of popular interactive games, advertisements and informational programming to consumers in approximately 3,450 restaurants, sports bars and taverns throughout North America.

  Basis of Accounting Presentation

     The consolidated financial statements include the accounts of NTN and its wholly-owned subsidiaries, IWN Inc. ("IWN"), IWN, L.P. and BUZZTIME (collectively "NTN" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     On June 16, 1998, NTN sold an 82.5% interest in its subsidiary LearnStar, Inc. (LearnStar) to NewStar Learning Systems, L.L.C. (NewStar) for $1,862,000. The transaction resulted in a gain of $1,643,000, which is included in other income for the year ended December 31, 1998. In 1994, NTN formed IWN to serve as the general partner of IWN L.P., a limited partnership engaged in the development of interactive technology for gaming applications. IWN has no business or operations apart from its service as the general partner of IWN, L.P. In August of 1999, the assets of IWN, L.P. were sold to eBet Limited for $1,227,000 in cash and 4,000,000 shares of eBet Online stock which resulted in a gain of $2,254,000.

  Cash and Cash Equivalents

     For the purpose of financial statement presentation, NTN considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $2,188,000 and $860,000 at December 31, 2000 and 1999, respectively, consist of money market accounts.

  Restricted Cash

     Under the revolving line of credit agreement, all cash receipts are required to be deposited into a restricted cash account. The restricted cash is then transferred to pay down the line of credit.

  Broadcast Equipment and Fixed Assets

     Broadcast equipment and fixed assets are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets (three to seven years). Depreciation of broadcast equipment is computed using the straight-line method over the estimated useful lives of the assets (three to four years). Amortization of fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period, and is included in depreciation expense.

  Revenue Recognition

     NTN recognizes revenue from five sources: NTN Network revenues, BUZZTIME service revenues, America Online revenues, Equipment Sales and Other Sources. Revenue is not recognized until collectibility of fees is reasonably assured.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     NTN Network revenue is generated primarily from broadcasting content and advertising. Revenues generated from broadcasting content to subscriber locations is recognized ratably over the contract term as the content is broadcast 17 hours a day/seven days a week. Consistent with the terms of advertising agreements, advertising is aired a specified number of times per hour everyday and therefore, revenues are recognized ratable over the contract term. Included in NTN Network revenue are amounts earned under a license agreement with our Canadian licensee, who operates approximately 500 hospitality locations. Revenue under this license agreement is recognized on a monthly basis as broadcast content is aired similar to NTN Network revenue.

     BUZZTIME service and America Online revenues are recognized as the service is provided by NTN.

     Equipment Sales are recognized when equipment is shipped or transferred to the purchaser.

     Other Revenue is recognized when all material services or conditions relating to the transaction have been performed or satisfied.

     In the fourth quarter of 2000, NTN changed its method of accounting for NTN Network installation, setup and training fees ("installation fees") received from customers, retroactively effective as of January 1, 2000, in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Previously, NTN recognized approximately one-half of the installation fees upon customer setup to cover direct expenses of the installation, setup and training and the balance over the life of the contract which generally is one year. Under the new method, all installation fees billed are deferred and recognized as revenue on a straight-line basis over 36 months, the estimated life of a customer. Installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets. In addition, the direct expenses of the installation, setup and training are deferred and amortized on a straight-line basis over 36 months and are classified as deferred costs on the accompanying consolidated balance sheets. Included in 2000 is revenue of $780,000 and direct expenses $843,000, that was previously recognized in 1999, 1998 and 1997 under the old method. The pro forma effect of retroactive application on the results of operations for the years ended December 31, 2000, 1999 and 1998 is shown below:

                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Net loss            As reported...................   $9,589,000   $2,498,000   $2,551,000
                    Pro forma.....................   $9,141,000   $3,951,000   $1,687,000
Net loss per share  As reported...................   $     0.29   $     0.09   $     0.10
                    Pro forma.....................   $     0.28   $     0.14   $     0.06

  Software Development Costs

     NTN capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization of costs related to interactive programs is recognized on a straight-line basis over three years.

  Website Development Costs

     NTN capitalizes web site development costs in accordance with Emerging Issues Task Force Issue No. 00-02, Accounting for Web Site Development Costs. Costs incurred during the planning and operating stages are expensed as incurred while costs incurred during the web site application and infrastructure development stage are capitalized and amortized on a straight-line basis over their expected useful life of three years.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

  Stock-Based Compensation

     On January 1, 1996, NTN adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. NTN has elected to continue to apply the provisions of APB No. 25 and related interpretations and provide the pro forma disclosure provisions of SFAS No. 123.

     The company accounts for options and warrants issued to non-employees in exchange for services in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company estimates the fair value of options and warrants using the Black Scholes option-pricing model. For agreements which require the achievement of specific performance criteria be met in order for the options or warrants to vest, the measurement date is the date at which the specific performance criteria is met. Prior to the measurement dates, options and warrants subject to vesting based on the achievement of specific performance criteria that, based on different possible outcomes, result in a range of aggregate fair values are measured at each financial reporting period at their lowest aggregate then-current fair value, while options and warrants which vest over the service period or at completion of the service period are measured at each financial reporting period at their then-current fair value, for purposes of recognition of costs during those periods. For agreements which provide for services to be rendered without the requirement of specific performance criteria, the company measures the fair value of the options and warrants at the earlier of the date the services are completed or the date the options and warrants vest and are non-forfeitable. Generally, services are not rendered prior to the grant date and the related agreements do not contain performance commitments. Accordingly, the measurement date for compensation expense occurs subsequent to the grant date. From the grant date to the measurement date, compensation expense is estimated at each financial reporting period and is recorded over the service period. The unvested options and warrants continue to be remeasured at each financial reporting period until they vest or until the services are completed. For agreements which provide options and warrants for services already rendered, the options and warrants immediately vest and the measurement date is the date of grant. Modifications that increase the fair value of the warrants are treated as an exchange of the original warrant for a new one. Additional compensation expense related to modifications is recorded over the remaining service period.

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

  Investments Available-for-Sale

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

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

  Fair Value of Financial Instruments

     NTN believes that the fair value of financial instruments approximate their carrying value. The following methods and assumptions were used to estimate the fair value of financial instruments:

     The carrying values of cash and cash equivalents, restricted cash, investments available for sale, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying value of the revolving line of credit approximates its fair value because the interest rate is indexed by current market rates, and the other terms are comparable to those currently available in the market place. The carrying value of the convertible notes approximates its fair value because the interest rate is comparable to rates currently available in the market.

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

  Research and Development and Advertising

     Research and development and advertising are expensed as incurred. Research and development costs amounted to $430,000, $842,000 and $714,000 in 2000, 1999 and 1998, respectively. Advertising costs amounted to $405,000, $343,000 and $284,000 in 2000, 1999 and 1998, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.

  Concentration of Credit Risk

     NTN provides services to group viewing locations, generally bars and lounges, and to third party distributors, primarily throughout the United States. In addition, NTN licenses its technology and products to licensees outside of the United States. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising NTN's customer base, and their dispersion across many different industries and geographies. NTN performs ongoing credit evaluations of its customers and generally requires no collateral. NTN maintains an allowance for doubtful accounts to provide for credit losses.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of NTN to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

  Basic and Diluted Earnings Per Common Share

     NTN computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of NTN. Options, warrants, convertible preferred stock and convertible notes representing approximately 12,614,000, 15,306,000 and 5,569,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2000, 1999 and 1998, respectively, as their effect is anti-dilutive.

     Reflected in the net loss available to common shareholders for the year ended December 31, 1998 is the accretion of the beneficial conversion feature on the Series B Preferred Stock in the amount of $758,000. The amount of the beneficial conversion feature was measured at the date of issue of the convertible security as the difference between the conversion price and the market value of the common stock into which the security was convertible. This amount was accounted for as a non-cash dividend on the convertible preferred stock with the same amount credited to additional paid-in capital, allocated over the period from issuance to first convertibility. Therefore, there is no impact to shareholders' equity. The beneficial conversion feature was fully accreted as of June 30, 1998. As described in Note 5 to the consolidated financial statements, NTN entered into an exchange agreement with the holders of the Series B Preferred Stock.

  Reclassifications

     Certain items in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

(2) BROADCAST EQUIPMENT AND FIXED ASSETS

     Broadcast equipment and fixed assets are recorded at cost and consist of the following:

                                                               2000           1999
                                                           ------------   ------------
Broadcast equipment......................................  $ 19,149,000   $ 14,502,000
Furniture and fixtures...................................       574,000        445,000
Machinery and equipment..................................     7,878,000      5,080,000
Leasehold improvements...................................       820,000        547,000
Equipment under capital lease:
  Broadcast equipment....................................     1,654,000      1,589,000
  Machinery and equipment................................     1,217,000        902,000
Other equipment..........................................         9,000          9,000
                                                           ------------   ------------
                                                             31,301,000     23,074,000
Accumulated depreciation and amortization................   (19,338,000)   (12,604,000)
                                                           ------------   ------------
                                                           $ 11,963,000   $ 10,470,000
                                                           ============   ============

(3) ASSET IMPAIRMENT

     The internet site BUZZTIME.com was developed with the intent of registering a large number of consumers at little cost and converting these registrations into revenue through direct marketing to the member database, sponsorship, ad revenues, subscriptions and third party licensing. However, in the fourth quarter of 2000, NTN shifted its focus from the Internet initiatives to ITV opportunities and decided not to pursue the direct marketing application of BUZZTIME.com. As a result, the use of BUZZTIME.com as a direct marketing database was abandoned resulting in an impairment charge of $1,131,000 during the fourth quarter of 2000.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     In addition to the write-off of certain web development costs, NTN also wrote off $231,000 associated with the Internet game station licenses, equipment, and related goodwill on the basis that assets are not recoverable through future cash flows.

(4) COMMON STOCK OPTIONS AND WARRANTS

  Options

     NTN has two active stock option plans. The 1995 Employee Stock Option Plan (the "Option Plan") was approved by the shareholders in 1995 and was subsequently amended. Under the Option Plan, options for the purchase of NTN's Common stock may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except, the Board of Directors, at its discretion, can authorize acceleration of vesting periods. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan as of December 31, 2000 is 10,394,762.

     In addition, NTN has issued options pursuant to a Special Stock Option Plan ("Special Plan"). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares authorized for issuance under the Special Plan as of December 31, 2000 is 704,000.

     The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $2.45, $0.92, and $0.72, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
2000 -- dividend yield of 0%, risk-free interest rate of 6.30%, expected volatility of 128.99%, and expected life of 4 years; 1999 -- dividend yield of 0%, risk-free interest rate of 5.28%, expected volatility of 124.97%, and expected life of 3.6 years; and 1998 -- dividend yield of 0%, risk-free interest rate of 4.69%, expected volatility of 188%, and expected life of 5.2 years. In compliance with APB No. 25, NTN expensed $134,000 and $38,000 in 2000 and 1999, respectively, associated with the grants of 600,000 options in 1999 below market value pursuant to the Option Plan. No options were granted below market value in 2000 pursuant to the Option Plan.

     NTN applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the consolidated financial statements for the issuance of options to employees pursuant to the Special Plan and the Option Plan unless the grants were issued at exercise prices below market value. Had compensation cost related to employees for NTN's stock-based compensation plans been determined consistent with SFAS No. 123, NTN's net loss and net loss per share applicable to Common stock would have been increased to the pro forma amounts indicated below.

                                                       2000          1999         1998
                                                    -----------   ----------   ----------
Net loss            As reported..................   $ 9,589,000   $2,498,000   $2,551,000
                    Pro forma....................   $11,509,000   $3,514,000   $4,365,000
Net loss per share  As reported..................   $      0.29   $     0.09   $     0.10
                    Pro forma....................   $      0.35   $     0.12   $     0.17

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     A summary of stock option activity during 2000, 1999 and 1998 is as follows:

                                                 SPECIAL PLAN                    OPTION PLAN
                                         ----------------------------   -----------------------------
                                                     WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                          SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                         ---------   ----------------   ----------   ----------------
OUTSTANDING DECEMBER 31, 1997..........  1,030,000        $3.01          5,088,000        $3.47
  Granted..............................    104,000         2.81          3,290,000         0.93
  Exercised............................         --           --                 --           --
  Canceled.............................   (430,000)        3.30         (3,721,000)        3.59
                                         ---------        -----         ----------        -----
OUTSTANDING DECEMBER 31, 1998..........    704,000         2.81          4,657,000         1.58
  Granted..............................         --           --          3,179,000         0.92
  Exercised............................         --           --           (325,000)        1.04
  Canceled.............................         --           --         (1,030,000)        0.95
                                         ---------        -----         ----------        -----
OUTSTANDING DECEMBER 31, 1999..........    704,000         2.81          6,481,000         1.38
  Granted..............................         --           --          1,851,000         2.45
  Exercised............................         --           --           (546,000)        1.01
  Canceled.............................         --           --         (1,077,000)        1.52
                                         ---------        -----         ----------        -----
OUTSTANDING DECEMBER 31, 2000..........    704,000        $2.81          6,709,000        $1.69
                                         =========        =====         ==========        =====
EXERCISABLE AS OF DECEMBER 31, 2000....    704,000        $2.81          3,681,000        $1.73
                                         =========        =====         ==========        =====

     A summary of options outstanding and exercisable by exercise price range at December 31, 2000 is as follows:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
                               WEIGHTED AVERAGE
RANGE OF           NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
- ---------------  -----------   ----------------   ----------------   -----------   ----------------
Special Plan:
    $2.81           704,000        4 years             $2.81            704,000         $2.81
Option Plan:
  $0.56-$1.50     3,516,000        8 years             $0.86          2,070,000         $0.87
  $1.51-$3.00     2,827,000        8 years             $2.43          1,359,000         $2.65
  $3.01-$6.50       366,000        5 years             $3.87            252,000         $3.91

     In April 1998, the Board of Directors approved the issuance of 564,000 options with exercise price of $1.00 in exchange for the cancellation of various prior employee options under the Option Plan with exercise prices ranging from $2.00 to $6.50. No compensation expense was recorded as a result of the issuance.

     In March 1998, NTN issued approximately 277,000 shares of Common stock to two former officers in exchange for the surrender and cancellation of certain previously outstanding warrants and options to purchase 1,500,000 shares of Common stock at exercise prices ranging from $2.00 to $4.75 per share. The fair market value of the shares issued was approximately $242,000, which was less than the fair value of the warrants and options received in the exchange.

     In January 1998, NTN issued approximately 759,000 shares of Common stock in exchange for the surrender and cancellation of certain previously outstanding warrants and options to purchase approximately 2,578,000 shares of Common stock at exercise prices ranging from $2.00 to $5.75 per share. The fair market value of the shares issued was approximately $900,000, which was less than the fair value of the warrants and options received in the exchange.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     In 2000 and 1997, NTN issued various options pursuant to the Special Plan to non-employees to purchase Common stock. In compliance with SFAS No. 123 and EITF 96-18, NTN expensed $178,000 and $58,000 in 2000 and 1998, respectively, associated with the grant of 100,000 options in 2000 and 134,000 options in 1997.

  Warrants

     In 2000, 1999 and 1998, NTN granted 885,000, 1,191,000 and 1,000,000 warrants to non-employees. The 2000 and 1999 warrants were granted under consulting agreements and the 1998 warrants were granted in connection with the Exchange Agreement entered into in 1998 between NTN and the Series B Preferred Stock investors under which the investors agreed to surrender for cancellation their remaining shares of Series B Preferred Stock in exchange for warrants and 7% senior subordinated convertible notes. NTN expensed $373,000, $262,000 and $0 in 2000, 1999 and 1998, respectively, associated with the grant of these warrants.

     The following summarizes warrant activity during 2000, 1999 and 1998:

                                                           OUTSTANDING   WEIGHTED AVERAGE
                                                            WARRANTS     EXERCISE PRICES
                                                           -----------   ----------------
DECEMBER 31, 1997........................................   4,194,000         $3.63
  Granted................................................   1,000,000          1.25
  Exercised..............................................          --            --
  Canceled...............................................  (2,291,000)         4.02
                                                           ----------         -----
DECEMBER 31, 1998........................................   2,903,000          2.49
  Granted................................................   1,191,000          1.00
  Exercised..............................................      (9,000)         0.96
  Canceled...............................................    (938,000)         2.63
                                                           ----------         -----
DECEMBER 31, 1999........................................   3,147,000          1.89
  Granted................................................     885,000          1.79
  Exercised..............................................  (1,626,000)         0.36
  Canceled...............................................    (404,000)         4.53
                                                           ----------         -----
DECEMBER 31, 2000........................................   2,002,000         $1.94
                                                           ==========         =====
BALANCE EXERCISABLE AT DECEMBER 31, 2000.................   1,865,000         $1.91
                                                           ==========         =====

     At December 31, 2000, the range of exercise prices and the weighted-average remaining contractual life of outstanding warrants was $0.6875 to $3.75 and 3 years, respectively.

(5) CUMULATIVE CONVERTIBLE PREFERRED STOCK

     NTN has authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated are a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and a series of 85,000 shares of Series B Preferred Stock.

  Series A

     At December 31, 2000 and 1999, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of Common stock. In 2000, 1999 and 1998, NTN issued approximately 10,000, 13,000 and 19,000 common

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES shares, respectively, for payment of dividends. At December 31, 2000, the cumulative unpaid dividends for the Series A Preferred Stock was approximately $1,300.

     The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over Common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of NTN Common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. During 2000, 1999 and 1998, there were no conversions. There are no mandatory conversion terms or dates associated with the Series A Preferred Stock.

  Series B

     In October 1997, NTN sold and issued 35,000 shares of Series B Preferred Stock each to two institutional purchasers ("the Investors") for a total of $7,000,000. As of October 5, 1998, 14,000 shares of the Series B Preferred Stock (plus accrued dividends) had been converted into 2,430,000 shares of Common stock of NTN, leaving 56,000 shares of the Series B Preferred Stock outstanding. On October 5, 1998, NTN entered into an Exchange Agreement with the Investors pursuant to which they agreed to surrender for cancellation their remaining shares of Series B Preferred Stock in exchange for warrants and 7% senior subordinated convertible notes (see Note 9). The convertible notes were issued January 11, 1999. The Series B Preferred Stock was retired in June 1999.

  Settlement Warrants

     The results for year ended December 31, 2000 include the reclassification of an accrued liability of approximately $1,793,000 to additional paid-in capital for a potential redemption obligation, relating to warrants issued in connection with the settlement of litigation in 1996 (Settlement Warrants), which expired in February 2000. The Settlement Warrants entitled the holder of a Settlement Warrant to purchase a share of Common Stock at a price of $0.96 during the period ending February 18, 2001. During the period from February 18, 2000 to February 18, 2001, the holders of the Settlement Warrants were to have the right to cause the Company to redeem the Settlement Warrants for a redemption price of $3.25 per Warrant (the "Put Right"); however, this Put Right expired by its terms on February 17, 2000 when the closing price per share of the Company's Common Stock on the American Stock Exchange reached $4.22 or above for the seventh trading day since the Settlement Warrants were issued. The Company has no further obligation to redeem or repurchase the Settlement Warrants.

(6) RETIREMENT AND SAVINGS PLANS

  Defined Contribution Plan

     During 1994, NTN established a defined contribution plan which is organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least six months of service or reached age 21, whichever is later, to defer up to 15% of their pay on a pre-tax basis. NTN, at its discretion, may contribute to the plan. For the years ended December 31, 2000, 1999 and 1998, NTN made no such contributions.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

(7) INCOME TAXES

     For each of the years ended December 31, 2000, 1999 and 1998, there was no provision for current or deferred income taxes. The components that comprise deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                               2000           1999
                                                           ------------   ------------
Deferred tax assets:
  NOL carryforwards......................................  $ 19,710,000   $ 16,711,000
  Legal and litigation accruals..........................        20,000          3,000
  Allowance for doubtful accounts........................       324,000        859,000
  Compensation and vacation accrual......................       141,000        337,000
  Accrued expenses.......................................       160,000        902,000
  Allowance for equipment obsolescence...................            --         77,000
  Deferred revenue.......................................     1,838,000        247,000
  Research and experimentation credit....................       221,000        245,000
  Amortization...........................................       111,000         96,000
  Depreciation...........................................            --        482,000
  Charitable contributions...............................         7,000         10,000
                                                           ------------   ------------
          Total gross deferred tax assets................    22,532,000     19,969,000
Valuation allowance......................................   (22,445,000)   (19,914,000)
                                                           ------------   ------------
          Deferred tax assets............................        87,000         55,000
                                                           ------------   ------------
Deferred tax liabilities:
  Capitalized software...................................            --         55,000
  Depreciation...........................................        87,000             --
                                                           ------------   ------------
          Total deferred liabilities.....................        87,000         55,000
                                                           ------------   ------------
          Net deferred taxes.............................  $         --   $         --
                                                           ============   ============

     The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate is as follows:

                                                    2000          1999         1998
                                                 -----------   ----------   -----------
Tax at federal income tax rate.................  $(3,260,000)  $ (849,000)  $  (610,000)
State taxes net of federal benefit.............     (575,000)    (150,000)     (105,000)
Settlement warrants and SFAS 123 charges.......      274,000       99,000        84,000
Nondeductible expenses of IWN..................           --           --       299,000
Sale of LearnStar..............................           --           --      (559,000)
Change in valuation allowance..................    2,531,000     (789,000)    3,131,000
Expiration of net operating losses.............      517,000           --            --
Adjustments of net operating loss
  carryforwards................................      435,000    1,384,000    (2,313,000)
Other..........................................       78,000      305,000        73,000
                                                 -----------   ----------   -----------
                                                 $        --   $       --   $        --
                                                 ===========   ==========   ===========

     The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $2,531,000. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was a decrease of $789,000, and an increase of $3,131,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, NTN has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

     At December 31, 2000, the Company has available net operating loss carryforwards of approximately $55,544,000 for federal income tax purposes, which began to expire in 2000. The net operating loss carryforwards for state purposes, which began expiring in 1998, are approximately $13,744,000.

(8) COMMITMENTS AND CONTINGENCIES

  Operating Leases

     NTN leases office and production facilities and equipment under agreements which expire at various dates. Certain leases contain renewal provisions and generally require NTN to pay utilities, insurance, taxes and other operating expenses. Additionally, NTN entered into lease agreements for certain equipment used in broadcast operations and the corporate computer network, some of which involved sale and leaseback transactions. Any deferred gains on sale and leaseback transactions were amortized over the three year lease terms. Each lease provides an option to NTN to repurchase the equipment at the estimated fair market value at the end of the lease term. All sale and leaseback transactions were completed during 1999 at which time the equipment was purchased. Lease expense under operating leases totaled $475,000, $1,007,000 and $1,505,000, in 2000, 1999 and 1998, respectively, net of sublease income of $149,000 and $157,000 in 2000 and 1999, respectively.

     Future minimum lease obligations under noncancelable operating leases, net of expected sublease payments, at December 31, 2000 are as follows:

YEAR                                                  LEASE      SUBLEASE
ENDING                                               PAYMENT     PAYMENTS      NET
- ------                                              ----------   --------   ----------
2001..............................................  $  651,000   $228,000   $  423,000
2002..............................................     548,000    246,000      302,000
2003..............................................     567,000    162,000      405,000
2004..............................................     586,000     78,000      508,000
2005..............................................     554,000     23,000      531,000
Thereafter........................................     271,000         --      271,000
                                                    ----------   --------   ----------
          Total...................................  $3,177,000   $737,000   $2,440,000
                                                    ==========   ========   ==========

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

  Capital Leases

     NTN leases certain equipment under capital leases. Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2000 are as follows:

YEAR ENDING                                                      TOTAL
- -----------                                                    ---------
2001........................................................   $ 621,000
2002........................................................      74,000
2003........................................................      33,000
                                                               ---------
          Total minimum lease payments......................     728,000
Less: Amount representing interest ranging from 6% to
  23.7%.....................................................     (66,000)
                                                               ---------
Present value of net minimum lease payments.................     662,000
Less current portion........................................    (579,000)
                                                               ---------
          Long term portion.................................   $  83,000
                                                               =========

     Property held under capital leases is as follows:

                                                                 2000          1999
                                                              -----------   ----------
Equipment...................................................  $ 2,871,000   $2,491,000
Accumulated amortization....................................   (1,594,000)    (667,000)
                                                              -----------   ----------
                                                              $ 1,277,000   $1,824,000
                                                              ===========   ==========

(9) DEBT

  Revolving Line Of Credit

     NTN has an agreement with Coast Business Credit for a revolving line of credit. Available borrowings are limited to three times annualized trailing six-month EBITDA balance or three times trailing six-month cash collections balance, not to exceed $4,000,000. Interest is charged on the outstanding balance at a rate equal to the prime rate plus 1.5% per annum (effective rate of interest is 9.5% at December 31, 2000), but cannot be less than 9% per annum. The line of credit is secured by substantially all of NTN's assets. Total loan fees of $120,000 are payable in three annual installments and are being amortized over the life of the loan which matures on August 31, 2002. The unused line of credit at December 31, 2000 was $81,000.

  7% Senior Subordinated Convertible Notes

     In 1999, NTN reacquired the Series B Preferred Stock in exchange for convertible notes and warrants. The convertible notes, with a face value of $5,913,000, were issued January 11, 1999 and bear interest at the annual rate of 7% per annum. Interest is due and payable in quarterly installments, in arrears, and the entire principal amount will be due and payable on February 1, 2001. Interest on the convertible notes may be paid in cash or, at NTN's election, in shares of its Common stock valued for this purpose at 90% of the average closing bid price of the Common stock during the 10 trading days preceding the interest payment date.

     At any time after a period of 20 consecutive trading days during which the daily "Market Price" (as defined in the Exchange Agreement) of the Common stock equals or exceeds $1.75 (subject to adjustment), NTN may elect upon 45 days prior written notice to prepay all or any portion of the convertible notes at a price of 105% of the outstanding principal amount, plus accrued and unpaid interest. The convertible notes will continue to be convertible, however, at any time prior to prepayment in full. The convertible notes must be prepaid in connection with a merger or consolidation of NTN or other "Major Transaction" (as defined in the Exchange Agreement) if the consideration per share of Common stock in the Major Transaction is at least

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

$1.50. In such event, the prepayment price will be 105% of the outstanding principal amount of the convertible notes, plus accrued and unpaid interest.

     The holders of the convertible notes may convert them at any time, in whole or in part, at their option. The number of shares of Common stock issuable upon conversion of each convertible note will be determined by dividing the outstanding principal amount to be converted, plus any accrued and unpaid interest, by the conversion price then in effect. The conversion price will be $1.275 per share, subject to adjustment if certain events, including stock dividends or subdivisions or reclassifications of the Common stock or any sale or issuance of Common stock (or of rights or options to subscribe for or purchase Common stock) for no consideration or for a consideration per share less than the "Average Market Price" (as defined in the Exchange Agreement) of the Common Stock. The actual number of shares of Common Stock issuable upon any conversion of the convertible notes will depend on the conversion price in effect on the relevant conversion date. On November 20, 1999, $1,000,000 of principal plus accrued interest was converted into approximately 793,000 shares of Common Stock. On March 16 and July 13, 2000, $200,000 and $717,000, respectively, of principal plus accrued interest was converted into approximately 159,000 and 560,000 share of common stock, respectively. An additional $22,000 and $45,000 of interest expense in 2000 and 1999, respectively, related to the unamortized discount on the converted notes was recognized upon conversion of the principal.

     The convertible notes are subordinate in right of payment to the prior payment of all "Senior Debt" (as defined in the Exchange Agreement). NTN is restricted under the terms of the convertible notes from incurring any Senior Debt in excess of $10,000,000 or any other indebtedness (except senior debt and "subordinated debt" (as defined in the Exchange Agreement)) in excess of $2,000,000 at any time.

     NTN will be in default under the convertible notes if it fails to pay any principal or interest on the convertible notes when due, and in certain other events, including in the event of a material adverse change in the condition, financial or otherwise, or operations of NTN as determined by the holders of the convertible notes in their discretion. If NTN defaults under the convertible notes, in the discretion of the holders of the convertible notes, the entire outstanding principal amount of the convertible notes and all accrued and unpaid interest will become immediately due and payable in full.

     On October 5, 1998, in consideration for their entering into the Exchange Agreement on October 5, 1998, NTN issued to each of the Investors a warrant to purchase 500,000 shares of Common Stock at an initial purchase price of $1.25 per share. The exercise price was subject to adjustment based on future changes in the price of the common stock. The warrants are exercisable at any time on or before February 1, 2001.

     The warrants contain certain antidilution provisions that require adjustments. The warrants were exercised on March 24, 2000 in a cashless exercise at a purchase price of $0.005 as the daily Market Price on each day during any 10 consecutive trading days was equal to or greater than $4.00. 999,096 shares of common stock were issued upon exercise of the warrants.

     An allocation has been made between the convertible notes and the warrants based on the relative fair values of the securities at the time of issuance. A discount of approximately $464,000 has been recorded against the convertible notes due to the allocation. As a result of this allocation, NTN is recording interest expense, at an effective interest rate of 11% per year, throughout the terms of the convertible notes which began in the first quarter of 1999. Interest expense of approximately $195,000 and $257,000 has been accreted for the years ended December 31, 2000 and 1999, respectively.

     The balance of the convertible notes plus accreted interest at December 31, 2000 is $3,987,000.

     In January 2001, NTN reached agreement with the holders of the convertible notes to extend the maturity date of the aggregate $4 million in promissory notes from February 1, 2001 to February 1, 2003. The promissory notes remain convertible at $1.275 per share, but the terms were modified to reduce the interest rate from 7% to 4% and to permit NTN to convert up to the full principal amount of the promissory notes into

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

NTN common stock at maturity at a conversion price of $1.275 per share. In addition, if NTN's common stock closes above $2.50 for more than 20 consecutive trading days, NTN can force conversion of the promissory notes at $1.275 per share.

     A registration statement on Form S-3 covering 4,637,516 shares of Common Stock, some or all of which may be issuable upon conversion of the convertible notes, was declared effective by the Securities and Exchange Commission on January 8, 1999.

  Note Payable

     NTN purchased equipment and a license agreement related to the Internet stations for $400,000 in April 1999 from Sikander, Inc. A promissory note was issued for $360,000 and cash of $40,000 was paid in relation to this agreement. The note bears interest at 10% per annum and principal is payable in twelve equal quarterly installments of $30,000 plus interest. In December 1999, the agreement was revised and a payment of approximately $123,000 plus interest was paid in December 1999, leaving a balance of approximately $178,000 at December 31, 1999 to be paid in nine quarterly installments of $19,676 beginning on March 31, 2000. Since March 31, 2000, NTN has made no further payments on the promissory note issued to Sikander, Inc. pursuant to this revised agreement. In June 2000, NTN commenced litigation against Sikander, Inc. and related defendants. NTN alleges in its complaint that it is under no obligation to pay any further monies to Sikander, Inc. under the terms of the Wind Up Agreement.

  Maturities

     Maturities of notes payable at December 31, 2000 are as follows:

                                                  CONVERTIBLE
YEAR ENDING                                          NOTES      NOTE PAYABLE     TOTAL
- -----------                                       -----------   ------------   ----------
2001............................................  $3,987,000     $ 138,000     $4,125,000
2002............................................          --        20,000         20,000
                                                  ----------     ---------     ----------
Total Obligation................................   3,987,000       158,000      4,145,000
Less Current Maturities.........................          --      (138,000)      (138,000)
                                                  ----------     ---------     ----------
Long Term Obligation............................  $3,987,000     $  20,000     $4,007,000
                                                  ==========     =========     ==========

(10) LEGAL ACTIONS

     On June 11, 1997, NTN was included as a defendant in a class-action lawsuit, entitled Eliot Miller and Jay Iyer, shareholders on behalf of themselves and all others similarly situated vs. NTN Communications, Inc., Patrick J. Downs, Daniel C. Downs, Donald C. Klosterman, Ronald E. Hogan, Gerald
P. McLaughlin and KPMG Peat Marwick LLP (Miller litigation), filed in the United States District Court for the Southern District of California. The complaint alleged violations of state and federal securities laws based upon purported omissions from NTN's filings with the Securities and Exchange Commission. More particularly, the complaint alleged that the directors and former officers devised an "exit strategy" to provide themselves with undue compensation upon their resignation from NTN. The plaintiffs further alleged that defendants made false statements about, and failed to disclose, contingent liabilities (guaranteed compensation to management and the right of an investor in IWN to require NTN to repurchase its investment during 1997) and phantom assets (loans to management) in NTN's financial statements and KPMG LLP's audit reports, all of which served allegedly to inflate the trading price of NTN's Common Stock.

     On November 7, 1997, the court granted KPMG LLP's motion to dismiss the plaintiffs' claims against it pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief may be granted.

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

     In April 2000, the court approved the settlement agreement between NTN and the class of plaintiffs in the Miller litigation and dismissed the litigation as to all defendants. The settlement provides that NTN will pay $3,250,000 as allocated per the approved settlement agreement. The settlement payment is fully covered by NTN's liability insurance.

     In September 1998, NTN received correspondence from counsel to Microsoft Corporation and related inquiries from the Business Software Alliance ("BSA") and Software Publishers Association ("SPA"), two industry associations, requesting information regarding NTN's use of the MS-DOS operating system in connection with its Playmaker(R) systems which at the time were installed in over 2,800 hospitality locations throughout the United States. In response, NTN conducted an internal audit and produced the results to counsel to the three entities. Based on the audit results, it was determined that NTN had insufficient licensing for the MS-DOS operating systems in use in its hospitality locations. The three entities agreed that BSA and SPA would represent the interests of Microsoft Corporation in resolution of the matter. In November 1999, NTN entered into a Settlement Agreement with BSA pursuant to which NTN paid BSA a total of $339,864 in ten equal monthly installments. The tenth and final installment was paid in July 2000. In May 2000, pursuant to the terms of the Settlement Agreement, NTN delivered to BSA a Certification of Compliance certifying the accuracy of the software audit results and that all copies of the relevant software products used by NTN in the course of business are licensed to NTN and are used solely in accordance with such licenses. In addition, in December 1999, NTN entered into a Settlement Agreement with SPA pursuant to which NTN was liable for a total of $25,000 to SPA in two equal installments and purchased sufficient copies of the software to replace infringing copies as needed. The settlement was paid in full in January 2000. In December 2000, NTN provided SPA with a signed statement certifying that NTN is still in compliance with any and all applicable software licensing agreements along with a statement itemizing software purchases made by NTN during the course of the previous year. We previously accrued an amount sufficient to cover the expense of both settlements.

     NTN has been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). With the court's assistance, NTN and IN reached a resolution of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving NTN, its unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. The litigation involves licensing and patent infringement issues. These actions affect only NTN's Canadian operations and its Canadian licensee and do not extend to NTN's operations in the United States or elsewhere. In December 2000, the Federal Court of Canada, Trial Division, ordered the parties to complete discovery in the matter by April 2001. Although they cannot be estimated with certainty, any damages NTN might incur are not expected to be material.

     There can be no assurance that any or all of the foregoing claims will be decided in favor of NTN, which is not insured against all claims made. During the pendency of such claims, NTN will continue to incur the costs of defense of same. Other than set forth above, there is no material litigation pending or threatened against NTN.

(11) MANAGEMENT REORGANIZATION

     On March 5, 1997, NTN announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board and Daniel C. Downs resigned as President. In addition, three other officers resigned or were terminated in connection with the reorganization ("Reorganization"). NTN entered into separate agreements ("Agreements") with each of the former officers setting out the terms on which their existing employment contracts with NTN would be settled. In compliance with the Agreements, NTN was to continue to pay the former officers their current

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES annual salaries and other benefits for the remaining terms of their employment agreements with NTN, which were to expire on or before December 31, 1999.

     In March 1998, NTN and three of the former officers agreed to an amendment of the Agreements. The Agreements were modified to extend the payment term an additional year to December 31, 2000 and provided for reductions of amounts to be paid in 1998 and 1999 totaling $272,000 and $355,000, respectively. All payments under the agreements have been paid in full at December 31, 2000.

     Interest expense totaling $45,000, $34,000 and $56,000 was incurred in 2000, 1999 and 1998, respectively, related to the Agreements.

(12) SUBSEQUENT EVENTS

  Revision to Terms of Private Placement Agreement

     Pursuant to the terms of the November 2000 private placement, two accredited investors (the "Buyers") will be issued additional shares of common stock in the event NTN issues, at any time or from time to time during the six months immediately following November 14, 2000, any common stock or convertible securities without consideration or for a consideration per share less than the original purchase price per share paid by the Buyers. In addition, NTN also granted the Buyer a limited right of first refusal on subsequent offerings exercisable at the option of each Buyer during the twelve-month period ending November 14, 2001.

     In January 2001, NTN and the Buyers reached an agreement to revise the terms of the private placement in exchange for the issuance of 350,043 shares of NTN common stock. The revisions eliminated the exercise price reset provisions contained in the warrants as well as the investors' rights to receive additional shares of NTN common stock upon the occurrence of certain events. Furthermore, the Buyers agreed to surrender and cancel their rights to additional contingent warrants for 609,291 shares of NTN common stock. In connection with this agreement, the employment agreement between NTN and Stanley B. Kinsey, chief executive officer of NTN, was extended for one year.

  Extension of Terms for 7% Convertible Notes Payable

     In January 2001, NTN reached an agreement with the holders of the convertible notes to extend the maturity date of the aggregate $4 million in convertible notes from February 1, 2001 to February 1, 2003. The promissory notes remain convertible at $1.275 per share, but the terms were modified to reduce the interest rate from 7% to 4% and to permit NTN to convert up to the full principal amount of the promissory notes into NTN common stock at maturity at a conversion price of $1.275 per share. In addition, if NTN's common stock closes above $2.50 for more than 20 consecutive trading days, NTN can force conversion of the promissory notes at $1.275 per share.

(13) SEGMENT INFORMATION

     NTN's operations are to develop and distribute interactive entertainment. NTN's reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network and BUZZTIME divisions. NTN Network revenue is generated primarily from broadcasting content to customer locations through two interactive television networks. NTN Network revenues comprise 97% of NTN's total revenue. Revenue from BUZZTIME is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties and also includes fees generated from the America Online contract that expired in November 1999. Included in the operating loss and depreciation and amortization for

                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES both the NTN Network and BUZZTIME is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments. The following tables set forth certain information regarding NTN's segments and other operations:

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Revenues:
  NTN Network.........................................  $21,406,000   $22,250,000   $20,973,000
  BUZZTIME............................................      540,000       983,000     2,014,000
  IWN.................................................           --       302,000       493,000
  Other...............................................      102,000       213,000       714,000
                                                        -----------   -----------   -----------
          Total Revenues..............................  $22,048,000   $23,748,000   $24,194,000
                                                        ===========   ===========   ===========
Operating Income (Loss):
  NTN Network.........................................  $(2,162,000)  $(1,446,000)  $  (473,000)
  BUZZTIME............................................   (6,039,000)   (2,305,000)   (2,063,000)
  IWN.................................................           --       (50,000)     (895,000)
  Other...............................................           --            --       (16,000)
                                                        -----------   -----------   -----------
          Total Operating Loss........................  $(8,201,000)  $(3,801,000)  $(3,447,000)
                                                        ===========   ===========   ===========
Total Assets:
  NTN Network.........................................  $14,012,000   $12,547,000   $11,816,000
  BUZZTIME............................................    1,776,000       230,000     1,072,000
  IWN.................................................           --       118,000       367,000
  Other...............................................           --            --            --
  Corporate...........................................    3,034,000     4,392,000     3,512,000
                                                        -----------   -----------   -----------
          Total Assets................................  $18,822,000   $17,287,000   $16,767,000
                                                        ===========   ===========   ===========
Capital Expenditures and Software Development Costs:
  NTN Network.........................................  $ 5,138,000   $ 5,174,000   $ 2,383,000
  BUZZTIME............................................    2,623,000            --        10,000
  Corporate...........................................      984,000     1,640,000       619,000
                                                        -----------   -----------   -----------
          Total Capital Expenditures and Software
            Development Costs.........................  $ 8,745,000   $ 6,814,000   $ 3,012,000
                                                        ===========   ===========   ===========
Depreciation and Amortization:
  NTN Network.........................................  $ 5,669,000   $ 5,478,000   $ 3,597,000
  BUZZTIME............................................      627,000     1,065,000     2,096,000
  IWN.................................................           --        14,000       698,000
  Other...............................................           --            --        21,000
                                                        -----------   -----------   -----------
          Total Depreciation and Amortization.........  $ 6,296,000   $ 6,557,000   $ 6,412,000
                                                        ===========   ===========   ===========

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The 2000 quarterly financial data, as reported in the Company's previously filed Quarterly Reports on Form 10-Q, has been adjusted to reflect the implementation of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000. Periods beginning before January 1, 2000 have not been adjusted as the effect of the change in accounting principle could not be reasonably determined. The March 31, 2000 quarterly financial data, as reported in the Company's previously filed Quarterly Report on Form 10-Q, has been adjusted to reflect the reclassification of the accrual for settlement warrants to additional paid-in capital.

                                                          THREE-MONTH PERIOD ENDED
                                        -------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    TOTAL
                                          2000        2000         2000            2000        2000
                                        ---------   --------   -------------   ------------   -------
Total revenue.........................   $ 5,441    $ 5,225       $ 5,613        $ 5,769      $22,048
Total operating expenses..............     7,702      7,832         6,735          7,980       30,249
                                         -------    -------       -------        -------      -------
Operating loss........................    (2,261)    (2,607)       (1,122)        (2,211)      (8,201)
Other income (expense), net...........      (158)      (213)         (260)          (309)        (940)
                                         -------    -------       -------        -------      -------
Net loss before income taxes and
  cumulative effect of accounting
  change..............................    (2,419)    (2,820)       (1,382)        (2,520)      (9,141)
Income taxes..........................        --         --            --             --
Cumulative effect of accounting
  change..............................        --         --            --           (448)        (448)
                                         -------    -------       -------        -------      -------
Net loss..............................   $(2,419)   $(2,820)      $(1,382)       $(2,968)     $(9,589)
                                         =======    =======       =======        =======      =======
Per share amounts:
  Loss before cumulative effect of
     accounting change................   $  (.08)   $  (.09)      $  (.04)       $  (.07)     $  (.28)
  Cumulative effect of accounting
     change...........................        --         --            --           (.01)        (.01)
                                         -------    -------       -------        -------      -------
          Net loss....................   $  (.08)   $  (.09)      $  (.04)       $ (0.08)     $  (.29)
                                         =======    =======       =======        =======      =======
Weighted-average shares outstanding...    30,500     33,061        34,237         35,328       33,206
                                         =======    =======       =======        =======      =======

     The fourth quarter of 2000 reflects impairment charges of $1,362,000 due to the write-off of certain web development costs of the Internet web site, Buzztime.com, and Internet game stations equipment, license and related goodwill.

                                                          THREE-MONTH PERIOD ENDED
                                        -------------------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    TOTAL
                                          1999        1999         1999            1999        1999
                                        ---------   --------   -------------   ------------   -------
Total revenue.........................   $ 5,687    $ 5,811       $ 5,887        $ 6,363      $23,748
Total operating expenses..............     6,350      6,065         7,385          7,749       27,549
                                         -------    -------       -------        -------      -------
Operating loss........................      (663)      (254)       (1,498)        (1,386)      (3,801)
Other income (expense), net...........      (169)      (220)        2,005           (313)       1,303
                                         -------    -------       -------        -------      -------
Net loss before income taxes..........      (832)      (474)          507         (1,699)      (2,498)
Income taxes..........................        --         --            --             --           --
                                         -------    -------       -------        -------      -------
Net loss..............................   $  (832)   $  (474)      $   507        $(1,699)     $(2,498)
                                         =======    =======       =======        =======      =======
Net loss per share....................   $  (.03)   $  (.02)      $   .02        $  (.06)     $  (.09)
                                         =======    =======       =======        =======      =======
Weighted-average shares outstanding...    27,875     28,249        28,573         29,167       28,470
                                         =======    =======       =======        =======      =======

     The third quarter of 1999 included a gain of $2,254,000 related to the sale of the assets of NTN's wholly-owned subsidiary, IWN, L.P., to eBet Limited for $1,227,000 in cash and 4,000,000 shares of eBet Online stock.

                                  SCHEDULE II
                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                            ADDITIONS                    BALANCE AT
ALLOWANCE FOR                                  BALANCE AT   CHARGED TO                     END OF
DOUBTFUL ACCOUNTS                              BEGINNING     EXPENSE     DEDUCTIONS(A)     PERIOD
- -----------------                              ----------   ----------   -------------   ----------
1998.........................................  $1,313,000    850,000         443,000(b)  $1,720,000
1999.........................................  $1,720,000    746,000         318,000     $2,148,000
2000.........................................  $2,148,000    442,000       1,779,000     $  811,000

- ---------------

(a) Reflects trade accounts receivable written off during the year, net of amounts recovered.

(b) In June 1998, NTN sold 82.5% of its interest in LearnStar, Inc. The deductions for 1998 include $379,000 related to the allowance for LearnStar, Inc. at the time of the sale.

                 See accompanying independent auditors' report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NTN COMMUNICATIONS, INC.

                                            By:      /s/ KENDRA BERGER
                                              ----------------------------------
                                                    Senior Vice President,
                                                  Finance and Administration

Dated: March 30, 2001

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ STANLEY B. KINSEY                  Chief Executive Officer and      March 30, 2001
- -----------------------------------------------------    Chairman of the Board
                  Stanley B. Kinsey

                 /s/ BARRY BERGSMAN                    Director                         March 30, 2001
- -----------------------------------------------------
                   Barry Bergsman

                /s/ ROBERT M. BENNETT                  Director                         March 30, 2001
- -----------------------------------------------------
                  Robert M. Bennett

               /s/ ESTHER L. RODRIGUEZ                 Director                         March 30, 2001
- -----------------------------------------------------
                 Esther L. Rodriguez

                   /s/ GARY ARLEN                      Director                         March 30, 2001
- -----------------------------------------------------
                     Gary Arlen

               /s/ VINCENT A. CARRINO                  Director                         March 30, 2001
- -----------------------------------------------------
                 Vincent A. Carrino

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company, as amended(7)
          3.2            -- Certificate of Designations, Rights and Preferences of
                            Series B Convertible Preferred Stock.(12)
          3.3            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company, dated March 22, 2000.(13)
          3.4            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company, dated March 24, 2000.(13)
          3.5            -- By-laws of the Company(2)
          4.1            -- Specimen Common Stock Certificate.(17)
          4.2            -- Securities Purchase Agreement, dated November 14, 2000, by and among NTN Communications, Inc. and the Buyers, as
                            defined therein.(15)
          4.3            -- Registration Rights Agreement, dated November 14, 2000, by and among NTN Communications, Inc. and the Buyers, as
                            defined therein.(15)
          4.4            -- Form of Common Stock Purchase Warrant of NTN
                            Communications, Inc., dated November 14, 2000.(15)
          4.5            -- Form of Common Stock Purchase Warrant of NTN
                            Communications, Inc., dated November 14, 2000.(15)
          4.6            -- Restructure Agreement, dated January 26, 2001, by and
                            among NTN Communications, Inc. and the Investors, as
                            defined therein.(16)
          4.7            -- First Amendment to Securities Purchase Agreement, dated
                            January 26, 2001, by and among NTN Communications, Inc.
                            and the Buyers, as defined therein.(16)
          4.8            -- Form of Amended and Restated Common Stock Purchase
                            Warrants of NTN Communications, Inc., dated January 26,
                            2001.(16)
         10.1            -- License Agreement with NTN Canada(3)
         10.2            -- Lease of Office with The Campus L.L.C.(4)
         10.3*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Patrick J.
                            Downs.(5)
         10.4*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Daniel C.
                            Downs.(5)
         10.5*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Ronald E.
                            Hogan(5)
         10.6*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Gerald P.
                            McLaughlin.(5)
         10.7*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Michael J.
                            Downs.(5)
         10.8*           -- Resignation and General Release Agreement, dated December
                            31, 1996 between NTN Communications, Inc. and Robert
                            Klosterman.(5)
         10.9*           -- Letter agreement, dated March 4, 1997, between NTN and
                            Alan Magerman.(5)
         10.10*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Patrick J. Downs.(5)
         10.11*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Daniel C. Downs.(5)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.12*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Ronald E. Hogan.(5)
         10.13*          -- Consulting Agreement, dated as of December 31, 1996,
                            between NTN Communications Inc. and Gerald P.
                            McLaughlin.(5)
         10.14*          -- Consulting Agreement, dated as of March 14, 1997, between
                            NTN Communications Inc. and Donald Klosterman.(5)
         10.15*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Patrick J Downs.(5)
         10.16*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Daniel C. Downs.(5)
         10.17*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Ronald E. Hogan.(5)
         10.18*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Gerald P. McLaughlin.(5)
         10.19*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Michael J. Downs.(5)
         10.20*          -- General Release, dated as of December 31, 1996, between
                            NTN Communications Inc. and Robert Klosterman.(5)
         10.21*          -- Special Stock Option dated August 18, 1996 between NTN
                            Communications, Inc. and Gerald Sokol, Jr.(5)
         10.22*          -- Special Stock Option dated August 25, 1996 between NTN
                            Communications, Inc. and Robert Bennett(5)
         10.23*          -- Special Stock Option dated August 30, 1996 between NTN
                            Communications, Inc. and Edward C. Frazier(5)
         10.24           -- Amendment to Nonqualified Stock Option Agreement, dated as of April 14, 1997, between NTN Communications, Inc.
                            and Edward C. Frazier.(6)
         10.25           -- Warrant Agreement, dated as of February 18, 1998 between
                            NTN Communications, Inc. and American Stock Transfer and
                            Trust Company, as warrant agent, including a form of
                            warrant certificate.(7)
         10.26*          -- Performance Incentive Stock Option Agreement dated
                            November 4, 1996 by and between NTN Communications, Inc.
                            and Gerald Sokol, Jr.(7)
         10.27*          -- Nonqualified Stock Option Agreement dated May 14, 1997 by and between NTN Communications, Inc. and Gerald Sokol,
                            Jr.(7)
         10.28*          -- Modification to Resignation Agreement, dated as of March
                            9, 1998 by and between NTN Communications, Inc. and
                            Daniel C. Downs(7)
         10.29*          -- Modification to Resignation Agreement, dated as of March
                            9, 1998 by and between NTN Communications, Inc. and
                            Patrick J. Downs(7)
         10.30*          -- Modification to Resignation Agreement, dated as of March
                            20, 1998 by and between NTN Communications, Inc. and
                            Ronald E. Hogan(7)
         10.31*          -- Employment Agreement, dated July 1, 1998, by and between
                            NTN Communications, Inc. and Gerald Sokol, Jr.(8)
         10.32*          -- Employment Agreement, dated October 7, 1998, by and
                            between NTN Communications, Inc. and Stanley B. Kinsey(9)
         10.33*          -- Stock Option Agreement, dated October 7, 1998, by and
                            between NTN Communications, Inc. and Stanley B. Kinsey(9)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.34*          -- Resignation and Release Agreement, dated February 18,
                            1999, by and between NTN Communications, Inc. and Gerald
                            Sokol, Jr.(9)
         10.35           -- Exchange Agreement, dated October 5, 1998, by and between
                            NTN Communications, Inc. and the Buyers as defined)(7)
         10.36           -- Loan and Security Agreement, dated August 6, 1999, by and between NTN Communications, Inc. and Coast Business
                            Credit, a division of Southern Pacific Bank.(10)
         10.37           -- Settlement Agreement, dated November 1, 1999, by and
                            between the Business Software Alliance and NTN
                            Communications, Inc.(10)
         10.38*          -- Stock Option Agreement, dated October 7, 1999, by and
                            between NTN Communications, Inc. and Stanley B.
                            Kinsey(11)
         10.39           -- Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology
                            Co., Ltd. (14)
         10.40           -- Office Lease, dated July 17, 2000, between Prentiss
                            Properties Acquisition Partners, L.P. and NTN
                            Communications, Inc. (1)
         23.1            -- Consent of KPMG LLP(1)

- ---------------

 *  Management Contract or Compensatory Plan.

(1) Filed herewith.

(2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.

(3) Previously filed as an exhibit to NTN's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.

(4) Previously filed as an exhibit to NTN's report on Form 10-K for the year ended December 31, 1994, and incorporated by reference.

 (5) Previously filed as an exhibit to NTN's report on Form 8-K dated March 5, 1997 and incorporated by reference.

 (6) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1996 and incorporated by reference.

 (7) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-69383, and incorporated by reference.

 (8) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 30, 1998 and incorporated herein by reference.

 (9) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1998 and incorporated by reference.

(10) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 30, 1999 and incorporated herein by reference.

(11) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1999 and incorporated herein by reference.

(12) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.

(13) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.

(14) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.

(15) Previously filed as an exhibit to NTN's registration statement on Form S-3, filed on December 11, 2000, and incorporated by reference.

(16) Previously filed as an exhibit to NTN's registration statement on Form S-3/A, filed on March 5, 2001, and incorporated by reference.

(17) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.