Form 10-Q/A
period 2000-03-31
NTN COMMUNICATIONS INC
filed 2001-04-13
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


                               (Amendment No. 2)


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

         Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................11

         Item 3.      Quantitative and Qualitative Disclosures about Market Risk..........14

Signature.................................................................................15

                          PART I--FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets




                                                                            March 31,
                                                                              2000          December 31,
                              Assets                                       (Unaudited)         1999
                                                                          -------------    -------------
Current Assets:
    Cash and cash equivalents                                             $     463,000    $   1,044,000
    Restricted cash                                                             102,000          239,000
    Accounts receivable, net                                                  1,788,000        2,541,000
    Investment available for sale                                             1,017,000          937,000
    Deposits on broadcast equipment                                             811,000          611,000
    Prepaid expenses and other current assets                                 1,051,000        1,015,000
                                                                          -------------    -------------
                 Total current assets                                         5,232,000        6,387,000

Broadcast equipment and fixed assets, net                                    12,297,000       10,470,000
Software development costs, net                                                  71,000          138,000
Other assets                                                                    255,000          292,000
                                                                          -------------    -------------
                 Total assets                                             $  17,855,000    $  17,287,000
                                                                          =============    =============


               Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable                                                      $   1,525,000    $   1,421,000
    Accrued expenses                                                          1,783,000        1,498,000
    Accrual for litigation costs                                                226,000          334,000
    Accrual for management severance                                            471,000          598,000
    Obligations under capital leases                                            827,000          740,000
    Deferred revenue                                                            787,000          796,000
    Note payable                                                                 79,000           79,000
                                                                          -------------    -------------
                 Total current liabilities                                    5,698,000        5,466,000

Obligations under capital leases                                                408,000          475,000
Accrual for settlement warrants                                                      --        1,793,000
Revolving line of credit                                                      3,700,000        2,486,000
7% senior convertible notes                                                   4,558,000        4,705,000
Other long-term liabilities                                                      91,000          141,000
                                                                          -------------    -------------
                 Total liabilities                                           14,455,000       15,066,000
                                                                          -------------    -------------

Shareholders' equity:
    Series A 10% cumulative convertible preferred stock, $.005 par value, 5,000,000 shares authorized; 161,000 shares issued
       and outstanding at March 31, 2000 and December 31, 1999                    1,000            1,000
    Common stock, $.005 par value, 70,000,000 shares authorized;
       31,515,000 and 29,914,000 shares issued and outstanding
       at March 31, 2000 and December 31, 1999, respectively                    157,000          149,000
    Additional paid-in capital                                               69,309,000       66,548,000
    Accumulated deficit                                                     (65,632,000)     (63,645,000)
    Accumulated other comprehensive gain (loss)                                  37,000         (360,000)
    Treasury stock, at cost, 111,000  shares at March 31, 2000
       and December 31, 1999                                                   (472,000)        (472,000)
                                                                          -------------    -------------
                 Total shareholders' equity                                   3,400,000        2,221,000

                                                                          -------------    -------------
                 Total liabilities and shareholders' equity               $  17,855,000    $  17,287,000
                                                                          =============    =============



      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                                     Three Months Ended
                                                               ------------------------------
                                                                March 31,         March 31,
                                                                   2000             1999
                                                               -------------    -------------
Revenues:
    Hospitality revenues                                       $   5,765,000    $   5,227,000
    Internet revenues                                                 82,000          110,000
    America Online fees                                                   --          180,000
    Other revenues                                                    16,000          170,000
                                                               -------------    -------------

          Total revenues                                           5,863,000        5,687,000
                                                               -------------    -------------

Operating expenses:
    Direct operating costs of services                             3,070,000        2,535,000
    Selling, general and administrative                            3,335,000        2,665,000
    Litigation, legal and professional fees                          178,000          242,000
    Equipment lease expense                                               --          234,000
    Stock-based compensation expense                                 194,000           39,000
    Depreciation and amortization                                    393,000          307,000
    Bad debt expense                                                 375,000          193,000
    Research and development                                         147,000          135,000
                                                               -------------    -------------

          Total operating expenses                                 7,692,000        6,350,000
                                                               -------------    -------------

Operating loss                                                    (1,829,000)        (663,000)
                                                               -------------    -------------

Other income (expense):
    Interest expense, net                                           (304,000)        (159,000)
    Other                                                            146,000          (10,000)
                                                               -------------    -------------

          Total other income (expense)                              (158,000)        (169,000)
                                                               -------------    -------------

Income (loss) before income taxes                                 (1,987,000)        (832,000)

Provision for income taxes                                                --               --
                                                               -------------    -------------

          Net income (loss)                                    $  (1,987,000)   $    (832,000)
                                                               =============    =============



Net income (loss) per common share - basic and diluted         $       (0.07)   $       (0.03)
                                                               =============    =============

Weighted average shares outstanding - basic and diluted           30,500,000       27,875,000
                                                               =============    =============


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)




                                                                              Three Months Ended
                                                                          --------------------------
                                                                           March 31       March 31
                                                                             2000           1999
                                                                          -----------    -----------
Cash flows provided by (used in) operating activities:
    Net Income (loss)                                                     $(1,987,000)   $  (832,000)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
          Depreciation and amortization                                     1,930,000      1,697,000
          Provision for doubtful accounts                                     375,000        193,000
          Non-cash compensation charges                                       194,000         39,000
          Accreted interest expense                                            94,000        142,000
          Amortization of deferred revenue                                         --        (51,000)
          Gain on sale of investment available for sale                       (77,000)            --
          Changes in assets and liabilities:
            Restricted cash                                                   137,000             --
            Accounts receivable                                               410,000       (492,000)
            Deposits on broadcast equipment                                  (200,000)            --
            Prepaid expenses and other assets                                (200,000)        87,000
            Accounts payable and accrued expenses                             367,000       (692,000)
            Deferred revenue                                                   (9,000)       221,000
            Management severance and other long-term liabilities             (165,000)      (385,000)
                                                                          -----------    -----------

               Net cash provided by (used in) operating activities            869,000        (73,000)
                                                                          -----------    -----------


Cash flows provided by (used in) investing activities:
    Capital expenditures                                                   (3,389,000)      (875,000)
    Notes receivable                                                          138,000         19,000
    Proceeds from sale of investments available for sale                      362,000             --
                                                                          -----------    -----------

               Net cash provided by (used in) investing activities         (2,889,000)      (856,000)
                                                                          -----------    -----------


Cash flows provided by (used in) financing activities:
    Principal payments on capital leases                                     (218,000)      (123,000)
    Borrowings from revolving line of credit                                8,608,000             --
    Principal payments on revolving line of credit                         (7,394,000)            --
    Principal payments on notes payable                                       (50,000)            --
    Exercise of stock options and warrants                                    493,000        150,000
                                                                          -----------    -----------

               Net cash provided by (used in) financing activities          1,439,000         27,000
                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents                         (581,000)      (902,000)
                                                                          -----------    -----------

Cash and cash equivalents at beginning of period                            1,044,000      4,560,000

                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $   463,000    $ 3,658,000
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
                                                                          ===============   ===============


Supplemental disclosure of non-cash investing and
  financing activities:
       Issuance of common stock in payment of interest                    $        86,000   $            --
                                                                          ===============   ===============

       Equipment acquired under capital leases                            $       238,000   $       332,000
                                                                          ===============   ===============

       Exchange of preferred stock for convertible notes and warrants     $            --   $     5,913,000
                                                                          ===============   ===============

       Unrealized holding gain on investments                             $       397,000   $            --
                                                                          ===============   ===============

       Exchange of convertible notes to common stock                      $       202,000   $            --
                                                                          ===============   ===============

       Expiration of settlement warrant obligations                       $     1,793,000   $            --
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


                                    Three Months Ended
                                --------------------------
                                 March 31,      March 31,
                                   2000           1999
                                -----------    -----------
Revenues
          NTN Network           $ 5,771,000    $ 5,282,000
          BUZZTIME.com(1)            82,000        290,000
          Corporate                  10,000         21,000
          Other                          --         94,000
                                -----------    -----------

          Total Revenue         $ 5,863,000    $ 5,687,000
                                ===========    ===========

Operating income (loss)
          NTN Network           $   565,000    $ 1,369,000
          BUZZTIME.com             (848,000)      (544,000)
          Corporate              (1,546,000)    (1,469,000)
          Other                          --        (19,000)
                                -----------    -----------

          Operating loss        $(1,829,000)   $  (663,000)
                                ===========    ===========

----------
(1) Includes AOL fees of $0 and $180,000 for the three months ended March 31,
    2000 and March 31, 1999, respectively.

4.  SETTLEMENT WARRANTS


     Shareholders' equity at March 31, 2000 includes the reclassification of an accrued liability of approximately $1,793,000 to additional paid-in capital for a potential redemption obligation, relating to warrants issued in connection with the settlement of litigation in 1996 (Settlement Warrants), which expired in February 2000. The Settlement Warrants entitled the holder of a Settlement Warrant to purchase a share of Common Stock at a price of $0.96 during the period ending February 18, 2001. During the period from February 18, 2000 to February 18, 2001, the holders of the Settlement Warrants were to have the right to cause the Company to redeem the Settlement Warrants for a redemption price of $3.25 per Warrant (the "Put Right"); however, this Put Right expired by its terms on February 17, 2000 when the closing price per share of the Company's Common Stock on the American Stock Exchange reached $4.22 or above for the seventh trading day since the Settlement Warrants were issued. The Company has no further obligation to redeem or repurchase the Settlement Warrants.


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

                            NTN COMMUNICATIONS, INC.


Date:  April 13, 2001



                                         By: /s/ STANLEY B. KINSEY
                                            ----------------------------------
                                         Stanley B. Kinsey,
                                         Chairman and Chief Executive Officer