Form 10-Q/A
period 2000-06-30
NTN COMMUNICATIONS INC
filed 2001-04-13
CIK 748592

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

Signature.................................................................................13

                          PART I--FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS.

                     NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets


                                                                                 June 30,
                                                                                   2000           December 31,
                              Assets                                            (Unaudited)           1999
                                                                                ------------      ------------

Current assets:
    Cash and cash equivalents                                                   $  2,347,000      $  1,044,000
    Restricted cash                                                                  259,000           239,000
    Accounts receivable, net                                                       1,392,000         2,541,000
    Investment available for sale                                                    587,000           937,000
    Deposits on broadcast equipment                                                  479,000           611,000
    Prepaid expenses and other current assets                                        701,000         1,015,000
                                                                                ------------      ------------
                 Total current assets                                              5,765,000         6,387,000

Broadcast equipment and fixed assets, net                                         13,190,000        10,470,000
Other assets                                                                         264,000           430,000
                                                                                ------------      ------------
                 Total assets                                                   $ 19,219,000      $ 17,287,000
                                                                                ============      ============


               Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                            $    716,000      $  1,421,000
    Accrued expenses                                                               1,677,000         1,498,000
    Accrual for litigation costs                                                     212,000           334,000
    Accrual for management severance                                                 342,000           598,000
    Obligations under capital leases                                                 780,000           740,000
    Deferred revenue                                                                 660,000           796,000
    Note payable and other current liabilities                                        96,000            79,000
                                                                                ------------      ------------
                 Total current liabilities                                         4,483,000         5,466,000

Obligations under capital leases, excluding current portion                          259,000           475,000
Accrual for settlement warrants                                                           --         1,793,000
Revolving line of credit                                                           3,693,000         2,486,000
7% senior convertible notes                                                        4,604,000         4,705,000
Other long-term liabilities                                                           91,000           141,000
                                                                                ------------      ------------
                 Total liabilities                                                13,130,000        15,066,000
                                                                                ------------      ------------

Shareholders' equity:
    Series A 10% cumulative convertible preferred stock, $.005 par value,
       5,000,000 shares authorized; 161,000 shares issued
       and outstanding at June 30, 2000 and December 31, 1999                          1,000             1,000
    Common stock, $.005 par value, 70,000,000 and 50,000,000 shares authorized at June 30, 2000 and December 31, 1999, respectively;
       33,653,000 and 29,914,000 shares issued and outstanding
       at June 30, 2000 and December 31, 1999, respectively                          168,000           149,000
    Additional paid-in capital                                                    74,740,000        66,548,000
    Accumulated deficit                                                          (68,101,000)      (63,645,000)
    Accumulated other comprehensive gain (loss)                                     (247,000)         (360,000)
    Treasury stock, at cost, 111,000 shares at June 30, 2000
       and December 31, 1999                                                        (472,000)         (472,000)
                                                                                ------------      ------------
                 Total shareholders' equity                                        6,089,000         2,221,000

                                                                                ------------      ------------
                 Total liabilities and shareholders' equity                     $ 19,219,000      $ 17,287,000
                                                                                ============      ============




      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                                    Three Months Ended                  Six Months Ended
                                                              ------------------------------      ------------------------------
                                                                June 30           June 30           June 30           June 30
                                                                  2000              1999              2000              1999
                                                              ------------      ------------      ------------      ------------
Revenues:
    Hospitality revenues                                      $  5,408,000      $  5,360,000      $ 11,173,000      $ 10,587,000
    Internet revenues                                              102,000           118,000           184,000           228,000
    America Online fees                                                 --           170,000                --           350,000
    Other revenues                                                   4,000           163,000            20,000           333,000
                                                              ------------      ------------      ------------      ------------

          Total revenues                                         5,514,000         5,811,000        11,377,000        11,498,000
                                                              ------------      ------------      ------------      ------------

Operating expenses:
    Direct operating costs of services                           2,990,000         2,255,000         6,060,000         4,791,000
    Selling, general and administrative                          4,233,000         3,319,000         8,315,000         6,692,000
    Depreciation and amortization                                  471,000           331,000           864,000           637,000
    Research and development                                        76,000           160,000           223,000           295,000
                                                              ------------      ------------      ------------      ------------

          Total operating expenses                               7,770,000         6,065,000        15,462,000        12,415,000
                                                              ------------      ------------      ------------      ------------

Operating loss                                                  (2,256,000)         (254,000)       (4,085,000)         (917,000)
                                                              ------------      ------------      ------------      ------------

Other income (expense):
    Interest income (expense), net                                (228,000)         (205,000)         (532,000)         (364,000)
    Other                                                           15,000           (15,000)          161,000           (25,000)
                                                              ------------      ------------      ------------      ------------

          Total other income (expense)                            (213,000)         (220,000)         (371,000)         (389,000)
                                                              ------------      ------------      ------------      ------------

Income (loss) before income taxes                               (2,469,000)         (474,000)       (4,456,000)       (1,306,000)

Provision for income taxes                                              --                --                --                --
                                                              ------------      ------------      ------------      ------------

          Net income (loss)                                   $ (2,469,000)     $   (474,000)     $ (4,456,000)     $ (1,306,000)
                                                              ============      ============      ============      ============

Net income (loss) per common share - basic and diluted        $      (0.07)     $      (0.02)     $      (0.14)     $      (0.05)
                                                              ============      ============      ============      ============

Weighted average shares outstanding - basic and diluted         33,061,000        28,249,000        31,788,000        28,063,000
                                                              ============      ============      ============      ============



      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)



                                                                            Three Months Ended               Six Months Ended
                                                                       ----------------------------    ----------------------------
                                                                         June 30         June 30         June 30         June 30
                                                                           2000            1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
Cash flows provided by (used in) operating activities:
    Net Income (loss)                                                  $ (2,469,000)   $   (474,000)   $ (4,456,000)   $ (1,306,000)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
          Depreciation and amortization                                   1,877,000       1,443,000       3,807,000       3,140,000
          Provision for doubtful accounts                                   173,000         192,000         548,000         385,000
          Non-cash compensation charges                                     119,000          17,000         312,000          56,000
          Accreted interest expense                                          48,000         100,000         108,000         192,000
          Amortization of deferred revenue                                       --         (34,000)             --         (85,000)
          (Gain) loss on sale of investment available for sale               12,000          (6,000)        (65,000)         (6,000)
          Changes in assets and liabilities:
            Accounts receivable                                             223,000        (126,000)        601,000        (618,000)
            Prepaid expenses and other assets                               331,000      (1,013,000)        132,000        (926,000)
            Accounts payable and accrued expenses                          (830,000)        (92,000)       (462,000)       (784,000)
            Deferred revenue                                               (127,000)         18,000        (136,000)        239,000
            Management severance and other long-term liabilities           (131,000)       (200,000)       (262,000)       (535,000)
                                                                       ------------    ------------    ------------    ------------

               Net cash provided by (used in) operating activities         (774,000)       (175,000)        127,000        (248,000)
                                                                       ------------    ------------    ------------    ------------


Cash flows provided by (used in) investing activities:
    Capital expenditures                                                 (2,650,000)     (1,154,000)     (6,040,000)     (2,001,000)
    Deposits on broadcast equipment                                         332,000         549,000         132,000         549,000
    Restricted cash                                                        (157,000)             --         (20,000)
    Notes receivable                                                             --          19,000         138,000          38,000
    Capital software expenditures                                                --          (3,000)             --         (31,000)
    Proceeds from sale of equipment                                              --          45,000              --          45,000
    Proceeds from sale of investment available for sale                     134,000              --         528,000              --
                                                                       ------------    ------------    ------------    ------------

               Net cash provided by (used in) investing activities       (2,341,000)       (544,000)     (5,262,000)     (1,400,000)
                                                                       ------------    ------------    ------------    ------------


Cash flows provided by (used in) financing activities:
    Principal payments on capital leases                                   (235,000)       (414,000)       (453,000)       (537,000)
    Borrowings from revolving line of credit                              5,794,000              --      14,402,000              --
    Principal payments on revolving line of credit                       (5,801,000)             --     (13,195,000)             --
    Proceeds from issuance of stock, net of offering expenses             5,163,000              --       5,163,000              --
    Principal payments on notes payable                                          --              --         (50,000)             --
    Exercise of stock options and warrants                                   79,000              --         571,000         150,000
                                                                       ------------    ------------    ------------    ------------

               Net cash provided by (used in) financing activities        4,999,000        (414,000)      6,438,000        (387,000)
                                                                       ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                      1,884,000      (1,133,000)      1,303,000      (2,035,000)
                                                                       ------------    ------------    ------------    ------------

Cash and cash equivalents at beginning of period                            463,000       3,658,000       1,044,000       4,560,000

                                                                       ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                             $  2,347,000    $  2,525,000    $  2,347,000    $  2,525,000
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
                                                                         ============   ============   ============   ============


Supplemental disclosure of non-cash investing and
    financing activities:
       Issuance of common stock in payment of interest                   $     82,000   $     90,000   $    168,000   $     90,000
                                                                         ============   ============   ============   ============

       Equipment acquired under capital leases                           $     39,000   $    712,000   $    277,000   $  1,044,000
                                                                         ============   ============   ============   ============

       Unrealized holding gain (loss) on investments                     $   (284,000)  $         --   $    113,000   $         --
                                                                         ============   ============   ============   ============

       Exchange of convertible notes to common stock                     $         --   $         --   $    202,000   $         --
                                                                         ============   ============   ============   ============

       Issuance of treasury stock pursuant to anti-dilution provisions   $         --   $    930,000   $         --   $    930,000
                                                                         ============   ============   ============   ============

       Equipment and license acquired by issuing note payable            $         --   $    360,000   $         --   $    360,000
                                                                         ============   ============   ============   ============

       Exchange of preferred stock for convertible notes and warrants    $         --   $         --   $         --   $  5,449,000
                                                                         ============   ============   ============   ============
       Expiration of settlement warrant obligation                       $         --   $         --   $  1,793,000   $         --
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


                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                   ------------------------------      ------------------------------
                                     JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                       2000              1999              2000              1999
                                   ------------      ------------      ------------      ------------
     REVENUES
         NTN Network               $  5,410,000      $  5,394,000      $ 11,181,000      $ 10,676,000
         BUZZTIME(1)                    102,000           288,000           184,000           578,000
         Other                            2,000           129,000            12,000           244,000
                                   ------------      ------------      ------------      ------------

         Total revenue             $  5,514,000      $  5,811,000      $ 11,377,000      $ 11,498,000
                                   ============      ============      ============      ============

     OPERATING INCOME (LOSS)
         NTN Network               $    492,000      $  1,294,000      $  1,057,000      $  2,663,000
         BUZZTIME                    (1,109,000)         (182,000)       (1,957,000)         (726,000)
         Corporate                   (1,639,000)       (1,356,000)       (3,185,000)       (2,825,000)
         Other                               --           (10,000)               --           (29,000)
                                   ------------      ------------      ------------      ------------

     OPERATING LOSS                $ (2,256,000)     $   (254,000)     $ (4,085,000)     $   (917,000)
                                   ============      ============      ============      ============

----------
(1) Includes AOL fees of $0 and $170,000 for the three months ended June 30,
2000 and June 30, 1999, respectively, and $0 and $350,000 for the six months ended June 30, 2000 and June 30, 1999, respectively.

4. SETTLEMENT WARRANTS


     Shareholders' equity at June 30, 2000 includes the reclassification in the first quarter of 2000 of an accrued liability of approximately $1,793,000 to additional paid-in capital for a potential redemption obligation, relating to warrants issued in connection with the settlement of litigation in 1996 ("Settlement Warrants"), which expired in February 2000. The Settlement Warrants entitled the holder of a Settlement Warrant to purchase a share of Common Stock at a price of $0.96 during the period ending February 18, 2001. During the period from February 18, 2000 to February 18, 2001, the holders of the Settlement Warrants were to have the right to cause the Company to redeem the Settlement Warrants for a redemption price of $3.25 per Warrant (the "Put Right"); however, this Put Right expired by its terms on February 17, 2000 when the closing price per share of the Company's Common Stock on the American Stock Exchange reached $4.22 or above for the seventh trading day since the Settlement Warrants were issued. The Company has no further obligation to redeem or repurchase the Settlement Warrants.


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


     Selling, general and administrative expenses increased 24% to $8,315,000 for the six months ended June 30, 2000 from $6,692,000 for the six months ended June 30, 1999. Salaries and related payroll taxes, benefits, recruiting fees and other related expenses increased approximately $1,466,000 for the six months ended June 30, 2000 due to an increase in the number of employees directly related to the development and launch of the Internet web site as compared to the six months ended June 30, 1999. Consulting expenses increased approximately $286,000 related to the launch of the Internet web site and investor relations for the six months ended June 30, 2000. Bad debt expense increased approximately $163,000 for the six months ended June 30, 2000. This increase is directly related to continuing evaluation of the uncollectible accounts. Stock-based compensation expense increased approximately $257,000 for the six months ended June 30, 2000. The charges resulted from the issuance of warrants and options to employees and non-employees, which can vary from period-to-period. Equipment leases decreased for the six months ended June 30, 2000 by $503,000 due to the payoff of such leases during 1999. Professional fees decreased to $371,000 for the six months ended June 30, 2000 from $485,000 for the six months ended June 30, 1999.


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


     Interest expense, net, totaled $532,000 for the six months ended June 30, 2000 compared to $364,000 for the six months ended June 30, 1999. This increase in interest expense relates to the Company's revolving line of credit, other notes payable and additional capital leases for equipment acquisitions which did not exist for the most of the first half of 1999.


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

                                   NTN COMMUNICATIONS, INC.


Date: April 13, 2001



                                        By: /s/ STANLEY B. KINSEY
                                            ------------------------------------
                                            Stanley B. Kinsey,
                                            Chairman and Chief Executive Officer