Form 10-Q/A
period 2000-09-30
NTN COMMUNICATIONS INC
filed 2001-04-13
CIK 748592

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

Signature.................................................................................15

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                 September 30,
                                                                                    2000            December 31,
                              Assets                                             (Unaudited)             1999
                                                                                 -------------      -------------
Current assets:
    Cash and cash equivalents                                                    $   1,699,000      $   1,044,000
    Restricted cash                                                                    147,000            239,000
    Accounts receivable, net                                                         1,891,000          2,541,000
    Investment available for sale                                                      385,000            937,000
    Deposits on broadcast equipment                                                     37,000            611,000
    Prepaid expenses and other current assets                                          712,000          1,015,000
                                                                                 -------------      -------------
                 Total current assets                                                4,871,000          6,387,000

Broadcast equipment and fixed assets, net                                           13,790,000         10,470,000
Other assets                                                                           250,000            430,000
                                                                                 -------------      -------------
                 Total assets                                                    $  18,911,000      $  17,287,000
                                                                                 =============      =============

               Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                             $   1,464,000      $   1,421,000
    Accrued expenses                                                                 1,346,000          1,498,000
    Accrual for litigation costs                                                        98,000            334,000
    Accrual for management severance                                                   213,000            598,000
    Obligations under capital leases                                                   874,000            740,000
    Deferred revenue                                                                   680,000            796,000
    Note payable and other current liabilities                                         161,000             79,000
                                                                                 -------------      -------------
                 Total current liabilities                                           4,836,000          5,466,000

Obligations under capital leases, excluding current portion                            157,000            475,000
Accrual for settlement warrants                                                             --          1,793,000
Revolving line of credit                                                             3,772,000          2,486,000
7% senior convertible notes                                                          3,947,000          4,705,000
Other long-term liabilities                                                             91,000            141,000
                                                                                 -------------      -------------
                 Total liabilities                                                  12,803,000         15,066,000
                                                                                 -------------      -------------

Shareholders' equity:
    Series A 10% cumulative convertible preferred stock, $.005 par value,
       5,000,000 shares authorized; 161,000 shares issued
       and outstanding at September 30, 2000 and December 31, 1999                       1,000              1,000
    Common stock, $.005 par value, 70,000,000 and 50,000,000 shares authorized at September 30, 2000 and December 31, 1999, respectively;
       34,610,000 and 29,914,000 shares issued and outstanding
       at September 30, 2000 and December 31, 1999, respectively                       173,000            149,000
    Additional paid-in capital                                                      76,147,000         66,548,000
    Accumulated deficit                                                            (69,309,000)       (63,645,000)
    Accumulated other comprehensive loss                                              (432,000)          (360,000)
    Treasury stock, at cost, 111,000  shares at September 30, 2000
       and December 31, 1999                                                          (472,000)          (472,000)
                                                                                 -------------      -------------
                 Total shareholders' equity                                          6,108,000          2,221,000

                                                                                 -------------      -------------
                 Total liabilities and shareholders' equity                      $  18,911,000      $  17,287,000
                                                                                 =============      =============




      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)



                                                         Three Months Ended                    Nine Months Ended
                                                  --------------------------------      --------------------------------
                                                  September 30       September 30       September 30        September 30
                                                       2000               1999               2000               1999
                                                  -------------      -------------      -------------      -------------
Revenues:
    NTN Network revenues                          $   5,458,000      $   5,559,000      $  16,631,000      $  16,146,000
    BUZZTIME service revenues                           172,000             72,000            356,000            300,000
    America Online fees                                      --            150,000                 --            500,000
    Other revenues                                       67,000            106,000             87,000            439,000
                                                  -------------      -------------      -------------      -------------

          Total revenues                              5,697,000          5,887,000         17,074,000         17,385,000
                                                  -------------      -------------      -------------      -------------

Operating expenses:
    Direct operating costs of services                2,401,000          3,045,000          8,461,000          7,836,000
    Selling, general and administrative               3,665,000          3,774,000         11,980,000         10,466,000
    Depreciation and amortization                       482,000            337,000          1,346,000            974,000
    Research and development                             97,000            229,000            320,000            524,000
                                                  -------------      -------------      -------------      -------------

          Total operating expenses                    6,645,000          7,385,000         22,107,000         19,800,000
                                                  -------------      -------------      -------------      -------------

Operating loss                                         (948,000)        (1,498,000)        (5,033,000)        (2,415,000)
                                                  -------------      -------------      -------------      -------------

Other income (expense):
    Interest income (expense), net                     (271,000)          (249,000)          (803,000)          (613,000)
    Gain on sale of assets of subsidiary                     --          2,254,000                 --          2,254,000
    Other                                                11,000                 --            172,000            (25,000)
                                                  -------------      -------------      -------------      -------------

          Total other income (expense)                 (260,000)         2,005,000           (631,000)         1,616,000
                                                  -------------      -------------      -------------      -------------

Income (loss) before income taxes                    (1,208,000)           507,000         (5,664,000)          (799,000)

Provision for income taxes                                   --                 --                 --                 --
                                                  -------------      -------------      -------------      -------------

          Net income (loss)                       $  (1,208,000)     $     507,000      $  (5,664,000)     $    (799,000)
                                                  =============      =============      =============      =============


Net income (loss) per common share - basic        $       (0.04)     $        0.02      $       (0.17)     $       (0.03)
                                                  =============      =============      =============      =============

Net income (loss) per common share - diluted      $       (0.04)     $        0.02      $       (0.17)     $       (0.03)
                                                  =============      =============      =============      =============

Weighted average shares outstanding - basic          34,237,000         28,573,000         32,613,000         28,235,000
                                                  =============      =============      =============      =============

Weighted average shares outstanding - diluted        34,237,000         35,294,000         32,613,000         28,235,000
                                                  =============      =============      =============      =============


      See accompanying notes to unaudited consolidated financial statements

                      NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (Unaudited)




                                                                         Three Months Ended                Nine Months Ended
                                                                    -----------------------------   ------------------------------
                                                                    September 30    September 30    September 30     September 30
                                                                        2000            1999            2000             1999
                                                                    -------------   -------------   -------------    -------------
Cash flows provided by (used in) operating activities:
    Net Income (loss)                                               $  (1,208,000)  $     507,000   $  (5,644,000)   $    (799,000)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
          Depreciation and amortization                                 1,222,000       1,623,000       5,029,000        4,763,000
          Provision for doubtful accounts                                (182,000)        209,000         366,000          594,000
          Non-cash stock-based compensation charges                       497,000          35,000         810,000           91,000
          Accreted interest expense                                        58,000          98,000         165,000          303,000
          Amortization of deferred revenue                                     --              --              --          (85,000)
          Gain from disposition of equipment                                   --              --              --           (6,000)
          Gain on sale of assets of subsidiary                                 --      (2,254,000)             --       (2,254,000)
          (Gain) loss on sale of investment available for sale              7,000              --         (58,000)              --
          Changes in assets and liabilities:
            Accounts receivable                                          (317,000)        330,000         284,000         (288,000)
            Prepaid expenses and other assets                             (56,000)        197,000          76,000         (576,000)
            Accounts payable and accrued expenses                         451,000         626,000         (11,000)        (158,000)
            Deferred revenue                                               20,000        (122,000)       (116,000)         117,000
            Management severance and other long-term liabilities         (131,000)       (187,000)       (392,000)        (735,000)
                                                                    -------------   -------------   -------------    -------------

               Net cash provided by (used in) operating activities        361,000       1,062,000         489,000          967,000
                                                                    -------------   -------------   -------------    -------------


Cash flows provided by (used in) investing activities:
    Capital expenditures                                               (1,529,000)     (2,548,000)     (7,569,000)      (4,453,000)
    Deposits on broadcast equipment                                       442,000        (107,000)        574,000          289,000
    Restricted cash                                                       112,000              --          92,000               --
    Notes receivable                                                           --          20,000         138,000           59,000
    Capital software expenditures                                              --         (25,000)             --          (56,000)
    Proceeds from sale of equipment                                            --              --              --           45,000
    Proceeds from sale of investment available for sale                    10,000       1,227,000         538,000        1,227,000
                                                                    -------------   -------------   -------------    -------------

               Net cash provided by (used in) investing activities       (965,000)     (1,433,000)     (6,227,000)      (2,889,000)
                                                                    -------------   -------------   -------------    -------------


Cash flows provided by (used in) financing activities:
    Principal payments on capital leases                                 (242,000)       (282,000)       (695,000)        (916,000)
    Borrowings from revolving line of credit                            5,767,000       1,257,000      20,169,000        1,257,000
    Principal payments on revolving line of credit                     (5,688,000)             --     (18,883,000)              --
    Proceeds from issuance of stock, net of offering expenses                  --              --       5,163,000               --
    Principal payments on notes payable                                        --         (60,000)        (50,000)         (60,000)
    Exercise of stock options and warrants                                119,000              --         689,000          150,000
                                                                    -------------   -------------   -------------    -------------

               Net cash provided by (used in) financing activities        (44,000)        915,000       6,393,000          431,000
                                                                    -------------   -------------   -------------    -------------

Net increase (decrease) in cash and cash equivalents                     (648,000)        544,000         655,000       (1,491,000)
                                                                    -------------   -------------   -------------    -------------

Cash and cash equivalents at beginning of period                        2,347,000       2,525,000       1,044,000        4,560,000
                                                                    -------------   -------------   -------------    -------------
Cash and cash equivalents at end of period                          $   1,699,000   $   3,069,000   $   1,699,000    $   3,069,000
                                                                    =============   =============   =============    =============





      See accompanying notes to unaudited consolidated financial statements

                                                                      Three Months Ended                    Nine Months Ended
                                                                 -------------------------------     -------------------------------
                                                                 September 30      September 30      September 30      September 30
                                                                     2000              1999              2000              1999
                                                                 -------------     -------------     -------------     -------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                               $     121,000     $      52,000     $     381,000     $     110,000
                                                                 =============     =============     =============     =============

          Income taxes                                           $          --     $          --     $          --     $          --
                                                                 =============     =============     =============     =============

Supplemental disclosure of non-cash investing and
  financing activities:
       Issuance of common stock in payment of interest           $      82,000     $     103,000     $     251,000     $     193,000
                                                                 =============     =============     =============     =============

       Equipment acquired under capital leases                   $     234,000     $     328,000     $     511,000     $   1,469,000
                                                                 =============     =============     =============     =============

       Unrealized holding loss on investments                    $     185,000     $     410,000     $      72,000     $     410,000
                                                                 =============     =============     =============     =============

       Exchange of convertible notes to common stock             $     713,000     $          --     $     915,000     $          --
                                                                 =============     =============     =============     =============

       Issuance of treasury stock pursuant to
        anti-dilution provisions                                 $          --     $     930,000     $          --     $     930,000
                                                                 =============     =============     =============     =============

       Equipment and license acquired by issuing note payable    $          --     $     360,000     $          --     $     360,000
                                                                 =============     =============     =============     =============

       Exchange of preferred stock for convertible notes
        and warrants                                             $          --     $          --     $          --     $   5,449,000
                                                                 =============     =============     =============     =============

       Issuance of common stock in payment of accrued
        board compensation                                       $          --     $     247,000     $          --     $     247,000
                                                                 =============     =============     =============     =============

       Sale of assets of subsidiary in exchange for cash
         of $1,227,000 and stock of eBet Online                  $          --     $   1,297,000     $          --     $   1,297,000
                                                                 =============     =============     =============     =============

       Expiration of settlement warrant obligation               $          --     $          --     $   1,793,000     $          --
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


                                                                Three Months Ended                    Nine Months Ended
                                                        --------------------------------      --------------------------------
                                                        September 30,      September 30,      September 30,      September 30,
                                                            2000               1999               2000               1999
                                                        -------------      -------------      -------------      -------------
Numerator for diluted earnings (loss) per
share:
    Net income (loss) available to common
    shareholders                                        $  (1,208,000)     $     507,000      $  (5,664,000)     $    (799,000)
    Interest on 7% convertible notes                               --            103,000                 --                 --
                                                        -------------      -------------      -------------      -------------
                                                        $  (1,208,000)     $     610,000      $  (5,664,000)     $    (799,000)
                                                        =============      =============      =============      =============
Denominator:
   Denominator for basic earnings (loss) per share:
   Weighted average shares                                 34,237,000         28,573,000         32,613,000         28,235,000

Potential effect of dilutive securities:
   Employee stock options and director
   options                                                         --          1,497,000                 --                 --
   Warrants                                                        --            526,000
   Convertible preferred stock                                     --             61,000                 --                 --
   Convertible debt                                                --          4,637,000                 --                 --
                                                        -------------      -------------      -------------      -------------
   Potentially dilutive common stock                               --          6,721,000                 --                 --
                                                        -------------      -------------      -------------      -------------
Denominator for diluted earnings (loss) per
share:
   Adjusted weighted average shares
   and assumed conversions                                 34,237,000         35,294,000         32,613,000         28,235,000
                                                        =============      =============      =============      =============
Basic earnings (loss) per common share                  $       (0.04)     $        0.02      $       (0.17)     $       (0.03)
                                                        =============      =============      =============      =============
Diluted earnings (loss) per common share                $       (0.04)     $        0.02      $       (0.17)     $       (0.03)
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


                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                         --------------------------------      --------------------------------
                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                              2000               1999               2000               1999
                                         -------------      -------------      -------------      -------------
             Revenues
                 NTN Network             $   5,458,000      $   5,559,000      $  16,631,000      $  16,146,000
                 BUZZTIME(1)                   172,000            222,000            356,000            800,000
                 Other                          67,000            106,000             87,000            439,000
                                         -------------      -------------      -------------      -------------

                 Total revenue           $   5,697,000      $   5,887,000      $  17,074,000      $  17,385,000
                                         =============      =============      =============      =============

             Operating income (loss)
                 NTN Network             $   1,790,000      $     798,000      $   2,843,000      $   3,461,000
                 BUZZTIME                   (1,302,000)          (417,000)        (3,263,000)        (1,143,000)
                 Corporate                  (1,503,000)        (1,864,000)        (4,700,000)        (4,689,000)
                 Other                          67,000            (15,000)            87,000            (44,000)
                                         -------------      -------------      -------------      -------------

             Operating loss              $    (948,000)     $  (1,498,000)     $  (5,033,000)     $  (2,415,000)
                                         =============      =============      =============      =============


(1) Includes AOL fees of $0 and $150,000 for the three months ended September
    30, 2000 and September 30, 1999, respectively, and $0 and $500,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively.


4. SETTLEMENT WARRANTS


     Shareholders' equity at September 30, 2000 includes the reclassification in the first quarter of 2000 of an accrued liability of approximately $1,793,000 to additional paid in capital for a potential redemption obligation, relating to warrants issued in connection with the settlement of litigation in 1996 ("Settlement Warrants"), which expired in February 2000. The Settlement Warrants entitled the holder of a Settlement Warrant to purchase a share of the Company's Common Stock at a price of $0.96 during the period ending February 18, 2001. During the period from February 18, 2000 to February 18, 2001, the holders of the Settlement Warrants were to have the right to cause the Company to redeem the Settlement Warrants for a redemption price of $3.25 per Warrant (the "Put Right"); however, this Put Right expired by its terms on February 17, 2000 when the closing price per share of the Company's Common Stock on the American Stock Exchange reached $4.22 or above for the seventh trading day since the Settlement Warrants were issued. The Company has no further obligation to redeem or repurchase the Settlement Warrants.



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

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


     Operations for the nine months ended September 30, 2000 resulted in a net loss of $5,664,000 compared to a net loss of $799,000 for the nine months ended September 30, 1999. The operating results for the nine months ended September 30, 1999 include a gain of $2,254,000 related to the sale of the assets of its wholly-owned subsidiary, IWN, Inc. to eBet Limited in exchange for $1,227,000 in cash and 4,000,000 shares of eBet Online stock. Excluding the one-time gain in 1999, the Company's net loss for the nine months ended September 30, 1999 was $3,053,000.


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


     Selling, general and administrative expenses increased 14% to $11,980,000 for the nine months ended September 30, 2000 from $10,466,000 for the nine months ended September 30, 1999. Salaries, payroll taxes, benefits, recruiting fees and other related employee expenses increased by approximately $1,988,000 for the nine months ended September 30, 2000 due to an increase in the number of employees related to the development and launch of the Internet web site, interactive television and wireless applications as compared to the nine months ended September 30, 1999. Stock-based compensation expense increased approximately $719,000 to $810,000 for the nine months ended September 30, 2000 from $91,000 for the nine months ended September 30, 1999. The charges resulted from the issuance of warrants and options to employees and non-employees, which can vary from period-to-period. These increases were partially offset by a decrease in equipment lease expense for the nine months ended September 30, 2000 of $684,000 due to the payoff of such leases during 1999. Bad debt expense decreased approximately $228,000 for the nine months ended September 30, 2000 primarily related to improved collections. Professional fees decreased to $262,000 for the nine months ended September 30, 2000 from $542,000 for the nine months ended September 30, 1999.


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


                                            NTN COMMUNICATIONS, INC.
Date: April 13, 2001



                                            By: /s/ STANLEY B. KINSEY
                                                --------------------------------
                                            Stanley B. Kinsey
                                            Chairman and Chief Executive Officer