Form 10-Q
period 2001-03-31
NTN COMMUNICATIONS INC
filed 2001-05-15
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

    YES [X]  NO [ ]

    At May 3, 2001 the registrant had outstanding 36,761,000 shares of common stock, $.005 par value.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                 MARCH 31,
                                                                                   2001        DECEMBER 31,
                              Assets                                           (UNAUDITED)         2000
                                                                               ------------    ------------
Current assets:
    Cash and cash equivalents                                                  $  1,447,000    $  2,188,000
    Restricted cash                                                                 213,000         202,000
    Accounts receivable, net                                                      1,343,000       1,724,000
    Investment available for sale                                                   247,000         272,000
    Deposits on broadcast equipment                                                 161,000         112,000
    Deferred costs                                                                  723,000         772,000
    Prepaid expenses and other current assets                                       734,000         538,000
                                                                               ------------    ------------
                 Total current assets                                             4,868,000       5,808,000

Broadcast equipment and fixed assets, net                                        11,150,000      11,963,000
Software development costs, net                                                     386,000         405,000
Deferred costs                                                                      508,000         565,000
Other assets                                                                         97,000          81,000
                                                                               ------------    ------------
                 Total assets                                                  $ 17,009,000    $ 18,822,000
                                                                               ============    ============

               Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                           $    901,000    $    816,000
    Accrued expenses                                                              1,275,000       1,351,000
    Accrual for litigation costs                                                     75,000          57,000
    Accrual for sales tax                                                           237,000         399,000
    Obligations under capital leases                                                445,000         579,000
    Deferred revenue                                                              1,767,000       1,575,000
    Revolving line of credit                                                      3,948,000              --
    Note payable and other current liabilities                                           --         138,000
                                                                               ------------    ------------
                 Total current liabilities                                        8,648,000       4,915,000

Obligations under capital leases, excluding current portion                         114,000          83,000
Deferred revenue                                                                  1,634,000       1,804,000
Revolving line of credit                                                                 --       3,919,000
4% senior convertible notes                                                       3,859,000       3,987,000
Other long-term liabilities                                                          12,000          32,000
                                                                               ------------    ------------
                 Total liabilities                                               14,267,000      14,740,000
                                                                               ------------    ------------

Shareholders' equity:
    Series A 10% cumulative  convertible  preferred stock,  $.005 par value,
       5,000,000 shares authorized; 161,000 shares issued
       and outstanding at March 31, 2001 and December 31, 2000                        1,000           1,000
    Common stock, $.005 par value, 70,000,000 shares
       authorized; 36,648,000 and 36,046,000 shares issued and outstanding
       at March 31, 2001 and December 31, 2000, respectively                        182,000         179,000
    Additional paid-in capital                                                   78,413,000      78,153,000
    Accumulated deficit                                                         (74,812,000)    (73,234,000)
    Accumulated other comprehensive loss                                           (570,000)       (545,000)
    Treasury stock, at cost, 111,000 shares at March 31, 2001
       and December 31, 2000                                                       (472,000)       (472,000)
                                                                               ------------    ------------
                 Total shareholders' equity                                       2,742,000       4,082,000
                                                                               ------------    ------------
                 Total liabilities and shareholders' equity                    $ 17,009,000    $ 18,822,000
                                                                               ============    ============

      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                            THREE MONTHS ENDED
                                                       ----------------------------
                                                         MARCH 31,       MARCH 31,
                                                           2001        2000(NOTE 1)
                                                       ------------    ------------
Revenues:
    NTN Network revenues                               $  5,215,000    $  5,343,000
    BUZZTIME service revenues                                63,000          82,000
    Other revenues                                            7,000          16,000
                                                       ------------    ------------

          Total revenues                                  5,285,000       5,441,000
                                                       ------------    ------------

Operating expenses:
    Direct operating costs (includes depreciation of
    $804,000 and $1,537,000, respectively)                2,245,000       3,080,000
    Selling, general and administrative                   4,069,000       4,082,000
    Depreciation and amortization                           437,000         393,000
    Research and development                                 61,000         147,000
                                                       ------------    ------------

          Total operating expenses                        6,812,000       7,702,000
                                                       ------------    ------------

Operating loss                                           (1,527,000)     (2,261,000)
                                                       ------------    ------------

Other income (expense):
    Interest income                                          26,000          10,000
    Interest expense                                       (224,000)       (315,000)
    Other, net                                              147,000         147,000
                                                       ------------    ------------

          Total other expense                               (51,000)       (158,000)
                                                       ------------    ------------

Loss before cumulative effect of accounting
  change                                                 (1,578,000)     (2,419,000)
Cumulative effect of accounting change                           --        (448,000)
                                                       ------------    ------------

          Net loss                                     $ (1,578,000)   $ (2,867,000)
                                                       ============    ============

Net loss per common share - basic and diluted:
Net loss before cumulative effect of accounting
  change                                               $      (0.04)   $      (0.08)
Cumulative effect of accounting change                           --           (0.01)
                                                       ------------    ------------
Net loss per common share - basic and diluted          $      (0.04)   $      (0.09)
                                                       ============    ============

Weighted average shares outstanding - basic and
  diluted                                                36,335,000      30,500,000
                                                       ============    ============


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                     ----------------------------
                                                                      MARCH 31,        MARCH 31,
                                                                         2001            2000
                                                                     ------------    ------------
Cash flows provided by (used in) operating activities:
    Net loss                                                         $ (1,578,000)   $ (2,867,000)
    Adjustments to reconcile net loss to
       net cash provided by (used in) operating
       Activities:
          Depreciation and amortization                                 1,241,000       1,930,000
          Provision for doubtful accounts                                 192,000         375,000
          Non-cash stock-based compensation charges                         2,000         194,000
          Gain on settlement of debt                                     (146,000)             --
          Cumulative effect of accounting change                               --         448,000
          Accreted interest expense                                        25,000          94,000
          Gain on sale of investment available for sale                        --         (77,000)
          Loss from disposition of equipment                               25,000              --
          Changes in assets and liabilities:
            Restricted cash                                               (11,000)        137,000
            Accounts receivable                                           189,000         410,000
            Prepaid expenses and other assets                            (159,000)       (201,000)
            Deferred costs                                                 49,000          10,000
            Accounts payable and accrued expenses                         (52,000)        368,000
            Deferred revenue                                               22,000         413,000
            Management severance and other long-term liabilities               --        (165,000)
                                                                     ------------    ------------

               Net cash provided by (used in) operating activities       (201,000)      1,069,000
                                                                     ------------    ------------

Cash flows used in investing activities:
    Capital expenditures                                                 (339,000)     (3,389,000)
    Deposits on broadcast equipment                                       (49,000)       (200,000)
    Notes receivable                                                           --         138,000
    Capital software expenditures                                         (10,000)             --
    Proceeds from sale of investment available for sale                        --         362,000
                                                                     ------------    ------------

               Net cash used in investing activities                     (398,000)     (3,089,000)
                                                                     ------------    ------------


Cash flows provided by (used in) financing activities:
    Principal payments on capital leases                                 (184,000)       (218,000)
    Borrowings from revolving line of credit                            5,727,000       8,608,000
    Principal payments on revolving line of credit                     (5,698,000)     (7,394,000)
    Principal payments on note payable                                    (25,000)        (50,000)
    Equity issuance costs                                                 (51,000)             --
    Proceeds from exercise of stock options and warrants                   89,000         493,000
                                                                     ------------    ------------

               Net cash provided by (used in) financing activities       (142,000)      1,439,000
                                                                     ------------    ------------

Net decrease in cash and cash equivalents                                (741,000)       (581,000)
                                                                     ------------    ------------

Cash and cash equivalents at beginning of period                        2,188,000       1,044,000
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $  1,447,000    $    463,000
                                                                     ============    ============

      See accompanying notes to unaudited consolidated financial statements

                                                                              THREE MONTHS ENDED
                                                                          ---------------------------
                                                                            MARCH 31,      MARCH 31,
                                                                              2001           2000
                                                                          ------------   ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                                        $    137,000   $    152,000
                                                                          ============   ============

          Income taxes                                                    $         --   $         --
                                                                          ============   ============

Supplemental disclosure of non-cash investing and financing activities:
       Issuance of common stock in payment of interest                    $     69,000   $     86,000
                                                                          ============   ============

       Equipment acquired under capital leases                            $     81,000   $    238,000
                                                                          ============   ============

       Unrealized holding loss on investments                             $     25,000   $    397,000
                                                                          ============   ============

       Exchange of convertible notes to common stock                      $         --   $    202,000
                                                                          ============   ============

       Expiration of settlement warrant obligations                       $         --   $  1,793,000
                                                                          ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and its subsidiaries (collectively, "NTN") and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to NTN's consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2001.

    The consolidated financial statements for the three months ended March 31, 2001 and 2000 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in NTN's Form 10-K for the year ended December 31, 2000.

    The results for the three months ended March 31, 2000 have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 as of January 1, 2000. Refer to footnote 1 under "revenue recognition" in the Form 10-K for the year ended December 31, 2000. Certain items in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

2. INCOME (LOSS) PER SHARE

    Options, warrants, convertible preferred stock and convertible notes representing approximately 12,983,000, and 12,414,000 potentially dilutive common shares have been excluded from the computations of net loss per share for the three months ended March 31, 2001 and 2000, respectively, as their effect was anti-dilutive.

3. SEGMENT INFORMATION

    NTN develops, produces and distributes interactive entertainment. NTN's reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network(R) and BUZZTIME(TM) divisions. NTN Network revenue is generated primarily from broadcasting content to customer locations through two interactive television networks and from advertising sold on the networks. NTN Network revenues comprised 99% of NTN's total revenue for the three months ended March 31, 2001. BUZZTIME generates revenue primarily from the distribution of its digital trivia game show content and "Play-Along" sports games as well as from production services provided to third parties. Included in the operating loss for both the NTN Network and BUZZTIME is an allocation of corporate expenses. The following tables set forth certain information regarding NTN's segments and other operations:

                         THREE MONTHS ENDED
                    ----------------------------
                      MARCH 31,       MARCH 31,
                        2001            2000
                    ------------    ------------
Revenues
    NTN Network     $  5,215,000    $  5,343,000
    BUZZTIME              63,000          82,000
    Other                  7,000          16,000
                    ------------    ------------

    Total revenue   $  5,285,000    $  5,441,000
                    ============    ============

Operating loss
    NTN Network     $   (357,000)   $ (1,342,000)
    BUZZTIME          (1,170,000)       (919,000)
                    ------------    ------------

Operating loss      $ (1,527,000)   $ (2,261,000)
                    ============    ============

4. PRIVATE PLACEMENT OFFERING AND CONVERTIBLE NOTES PAYABLE

    On January 26, 2001, we reached an agreement with the purchasers in the November 2000 private placement to revise the terms of the private placement in exchange for the issuance of an additional 350,043 shares of our common stock. The revisions eliminated the exercise price reset provisions contained in the warrants and set the exercise price at $1.64125 per share. Furthermore, the purchasers agreed to surrender and cancel their rights to additional contingent warrants for 609,291 shares of our common stock.

    On January 26, 2001, we reached agreement with the holders of the convertible notes, affiliates of the purchasers in the November 2000 private placement, to extend the maturity date of the aggregate $4 million in promissory notes from February 1, 2001 to February 1, 2003 and to reduce the interest rate from 7% to 4%. NTN may now convert the promissory notes into NTN common stock at a conversion price of $1.25 per share upon the earlier to occur of (i) February 1, 2003 or (ii) any time after NTN's common stock closes above $2.50 for more than 20 consecutive trading days.

    The 350,043 shares have been allocated between the 4% convertible notes payable and the additional stock issued to the purchasers in the November 2000 private placement based on the relative fair value of the securities at the time of issuance. As a result, a discount of approximately $153,000 was recorded against the convertible notes due to the allocation. To recognize the discount over the term of the notes, additional interest expense of approximately $13,000 has been accreted for the three months ended March 31, 2001. As a result of the extension, we will record interest expense, at an effective rate of 6% per year, throughout the term of the notes which began on January 26, 2001.

5. SETTLEMENT OF DEBT

    In April 1999, we purchased Internet Stations equipment and game licenses for $400,000 from Sikander, Inc. A promissory note was issued to Sikander, Inc. for $360,000 along with a $40,000 cash payment. In December 1999, the payment provisions were revised including issuance of a new promissory note for $178,000. No payments were made since March 31, 2000 on the promissory note. In June 2000, NTN commenced litigation against Sikander, Inc. and related defendants. At December 31, 2000, the note balance was approximately $170,000 including accrued interest. An agreement was reached on March 31, 2001 to settle the balance of the promissory note and accrued interest for $25,000. The results of operations for the three months ended March 31, 2001 include an elimination of the balance of the promissory note and accrued interest totaling $146,000 which is presented as other income in the statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

    This Quarterly Report contains forward looking statements regarding our business strategies, projections, financing requirements and other matters, which are subject to risks and uncertainties, including cash needs, competition, market acceptance and other risk factors detailed in our Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which risk factors are incorporated herein by reference.

GENERAL

    NTN develops and distributes interactive game content. We operate our businesses through two operating divisions, the NTN Network and BUZZTIME, Inc.

    The NTN Network is North America's largest "out-of-home" interactive television network. Our unique private network broadcasts a variety of multi-player sports and trivia games 365 days per year to hospitality locations such as restaurants, sports bars, hotels, clubs and military bases totaling approximately 3,500 locations in North America as of May 11, 2001. The NTN Network earns revenue from delivering entertainment content to hospitality locations in the United States for a monthly fee, including installation revenue. The NTN Network also generates advertising revenue from third party advertisers on the NTN Network and license fee revenue from our Canadian licensee.

    The NTN Network is the only television network that is specifically designed to entertain the out-of-home viewer. Where other television broadcasts are produced for the home viewer who is passively watching from six feet away, our broadcast is easily viewed from a distance of 15 feet or more. In addition, our content is not dependent upon audio, so it does not interfere with the location's own sound system or with patrons' conversations. Our content is designed to promote social interaction and stimulate conversation among the patrons. Hospitality locations pay to use our interactive technology to receive our entertainment broadcast.

    In April 1999, we began upgrading the NTN Network by introducing a new Windows 98-based "Digital Interactive TV" system to replace our decade-old DOS-based system. The new digital system contains many new features, including a Windows-based platform with full-motion video capabilities and high-resolution graphics to allow more compelling content and better advertising opportunities. In addition, we have introduced new, more consumer friendly Playmaker(R) wireless game pads that operate at 900 MHz to increase transmission range and have a longer battery life. The new Playmakers also feature a larger, eight line LCD screen that displays sports scores and other ticker information and enables electronic, text-based chat between patrons.

    BUZZTIME, Inc. is our wholly-owned subsidiary incorporated in the state of Delaware in December 1999. BUZZTIME currently is the distributor of the largest known digital trivia game show library and many unique "TV Play-along" sports games. Our TV play-along sports games are played while watching a sporting event on television. The games allow players to enter play call predictions and to be ranked against other players. For example, while watching a NFL football game on television, a player can predict whether the quarterback will pass or run the ball. The play call prediction must be entered by the player prior to the ball snap. Once the play has been completed, the player's score is tabulated and ranked against other players.

    BUZZTIME functions as a developer and distributor of game content. As a developer, it continues to augment its expansive interactive game library. As a distributor, BUZZTIME broadcasts live play-along game shows to a broad array of interactive platforms. Our mission is to take the BUZZTIME brand and online services to a multitude of interactive platforms that will include interactive television and hand-held interactive devices. There can be no assurance that we will be successful in executing this strategy.

    We have separate strategies for each of our two operating divisions. For the NTN Network, our strategy is to continue to lower operating costs while increasing the number of paying customers. To lower costs, we will focus on reducing telecommunications and technology costs. To increase sales, we are focused on increasing targeted sales efforts in the top twenty metropolitan markets, using new forms of connectivity, including DSL, to reach locations not previously available to us through our satellite distribution network. Our strategy also calls for using newly available and inexpensive broadband connectivity and taking advantage of the availability of inexpensive wireless Internet appliances to deliver new content and services, for additional revenues, to locations and their consumers. For BUZZTIME, we intend to focus increasingly on the distribution of BUZZTIME content to Interactive Television
(ITV) markets and to wireless devices. These distribution channels should increase future direct revenues while also increasing player registrations and loyalty, regardless of the consumer's point of access. The NTN Network will continue to be a key element in promoting the BUZZTIME brand. In addition, we expect to generate revenues through a combination of direct consumer marketing, advertising, game sponsorships, pay-to-play and subscription models across all platforms. There can be no assurance, however, that we will be successful in executing this strategy.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

    Operations for the three months ended March 31, 2001 resulted in a net loss of $1,578,000 compared to a net loss of $2,867,000 for the three months ended March 31, 2000. The results for the quarter ended March 31, 2000 have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 as of January 1, 2000.

    Total revenues decreased 3% to $5,285,000 for the three months ended March 31, 2001 from $5,441,000 for the three months ended March 31, 2000. This decrease was primarily due to a reduction in NTN Network advertising revenues as shown in the following table:

                                           QUARTER ENDED
                                              MARCH 31
                                      -----------------------
                                         2001         2000
                                      ----------   ----------
                                          (IN THOUSANDS)
NTN Network Revenues ..............   $    5,215   $    5,343
BUZZTIME Service Revenues .........           63           82
Other Revenues ....................            7           16

    NTN Network revenues decreased 2% to $5,215,000 for the three months ended March 31, 2001 from $5,343,000 for the three months ended March 31, 2000. This decrease was primarily due to a decrease of approximately $268,000 in advertising revenue due to fewer advertising contracts for the three months ended March 31, 2001. It was also decreased by approximately $62,000 in hospitality subscription revenues attributable to a lower billing rate structure associated with the digital network as compared to the original network. The lower billing rate structure was introduced in order to incent DOS-based customers to convert to the digital system and to grow the number of hospitality sites receiving the digital service. The total number of sites as of March 31, 2001 was approximately 3,500, representing a net increase of approximately 120 sites compared to March 31, 2000. At March 31, 2001, approximately 91% of the sites have been converted to the digital network compared to approximately 62% of the sites converted as of March 31, 2000. Installation, training and setup revenue increased approximately $188,000 due to an increase in amortization of previously deferred fees.

    BUZZTIME revenues were $63,000 for the three months ended March 31, 2001, compared to $82,000 for the three months ended March 31, 2000.

    Direct operating costs decreased 27% to $2,245,000 for the three months ended March 31, 2001 from $3,080,000 for the three months ended March 31, 2000. This is primarily due to a decrease in depreciation and amortization of approximately $733,000 due to the DOS-based network equipment being fully depreciated by June 2000, which is offset by an increase in depreciation for the capitalized purchases of broadcast equipment associated with the digital network. Advertising commissions also decreased approximately $152,000 as a direct result of decreased NTN Network advertising revenue for the three months ended March 31, 2001. Hosting fees increased approximately $108,000 due to the development of BUZZTIME.com, which did not exist during the three months ended March 31, 2000. Playmaker repairs also increased by approximately $78,000 due to the warranty expiring on some of the Playmakers.

    Selling, general and administrative expenses decreased less than 1% to $4,069,000 for the three months ended March 31, 2001 from $4,082,000 for the three months ended March 31, 2000. Salaries, payroll taxes, benefits, recruiting fees and other employee related expenses increased by approximately $303,000 during the three months ended March 31, 2001 due to an increase in the number of employees related to the strategy of increasing the number of customer sites in 2001 as well as severance packages for employees terminated during the three months ended March 31, 2001. Marketing expenses also increased by approximately $86,000 due to increased marketing efforts to increase customer sites in 2001. Stock-based compensation decreased $192,000 due to warrants issued to consultants being marked to market during the three months ended March 31, 2001. Bad debt expense also decreased $183,000 due to increased collection efforts.

    Depreciation and amortization expense increased 11% to $437,000 for the three months ended March 31, 2001 from $393,000 for the three months ended March 31, 2000 due to recent capitalized purchases.

    Research and development expenses were $61,000 for the three months ended March 31, 2001, compared to $147,000 for the three months ended March 31, 2000. The current period expenses resulted from our research and development efforts related to the next generation of the digital network and interactive television initiatives. For the three-month period ended March 31, 2000, our research and development efforts focused primarily on the upgrade of the NTN Network as well as our Internet web site.

    Interest expense decreased 29% to $224,000 for the three months ended March 31, 2001, compared to $315,000 for the three months ended March 31, 2000 due to the expiration of various capitalized leases as well as the decrease in the interest rate on the convertible notes payable from 7% to 4%.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, we had cash and cash equivalents of $1,447,000 and a working capital deficit of $3,780,000, compared to cash and cash equivalents of $2,188,000 and working capital of $893,000 at December 31, 2000. The primary reason for the working capital deficit was the reclassification of the revolving line of credit from a long-term liability to a short-term liability. Net cash used by operations was $201,000 for the three months ended March 31, 2001 and net cash provided by operations was $1,069,000 for the three months ended March 31, 2000. The principal uses of cash from operations for the three months ended March 31, 2001 were to fund our net loss, which includes BUZZTIME initiatives. Depreciation, amortization and other non-cash charges offset the net loss. Net cash used in investing activities was $398,000 for the three months ended March 31, 2001 and $3,089,000 for the three months ended March 31, 2000. Included in net cash used in investing activities for the three months ended March 31, 2001 was $339,000 in capital expenditures, $49,000 for deposits on broadcast equipment and $10,000 in capitalized software expenditures. Net cash used in financing activities was $142,000 for the three months ended March 31, 2001 and net cash provided by financing activities was $1,439,000 for the three months ended March 31, 2000. Net cash used in financing activities for the three months ended March 31, 2001 included $184,000 of principal payments on capital leases, $51,000 of equity issuance costs related to the capital raised in November 2000 and $25,000 in principal payments on a note payable. These uses of cash were offset by $29,000 of net proceeds from the revolving line of credit, and $89,000 of proceeds from the exercise of stock options and warrants.

    We currently have a revolving line of credit agreement which provides for borrowings not to exceed the lesser of $3,950,000 or three times trailing monthly collections or three times annualized trailing adjusted EBITDA. Our availability under the revolving line of credit may be reduced if our monthly collections or operating income falls below certain levels. The line of credit is secured by substantially all of our assets.

    In May 2001, we agreed to certain amendments to the revolving line of credit agreement with Coast Business Credit. The amendments allow equity raised by us to be added to the EBITDA calculation as well as to exclude the revenue effect of Staff Accounting Bulletin No. 101 for year 2000. The amendments also call for us to raise $1.0 million in equity by June 30, 2001, maintain a minimum cash level of $0.4 million each month, not burn more than $1.0 million from April 1, 2001 onward without receiving additional equity, and reduce the maximum borrowing amount or ceiling under the line of credit in increments each month. The maximum line of credit will gradually be reduced from $4.0 million at April 1, 2001 to $2,750,000 at December 31, 2001. As of May 1, 2001, the maximum line of credit was $3,950,000.

    Our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business. Any reduction in availability under our revolving line of credit may further constrain our liquidity.

    We will require additional financing to implement our plan of:

            o converting our entire existing U.S. customer base to the digital network;

            o   expanding the digital network; and

            o developing BUZZTIME into a leading content provider for interactive television platforms

We will need to raise additional equity or debt financing to execute our business plans for the NTN Network and BUZZTIME, which call for significant growth, as well as to comply with our recently amended revolving line of credit agreement. Based on our projected cash requirements, we will need $3.0 million in additional financing in order to fund any BUZZTIME growth initiatives. Similarly, we will also need an additional $2.0 million in debt or equity financing to grow the NTN Network during the next twelve months to 4,000 sites in the U.S. and Canada. The NTN Network currently generates cash flow sufficient to sustain its operations on a no growth scenario for the next twelve months. We may not be able to obtain additional financing on terms favorable to us or at all.

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

    On January 26, 2001, we reached an agreement with the purchasers in the November 2000 private placement to revise the terms of the private placement in exchange for the issuance of an additional 350,043 shares of our common stock. The revisions eliminated the exercise price reset provisions contained in the warrants and set the exercise price at $1.64125 per share. Furthermore, the purchasers agreed to surrender and cancel their rights to additional contingent warrants for 609,291 shares of our common stock.

    On January 26, 2001, we reached agreement with the holders of the convertible notes, affiliates of the purchasers in the November 2000 private placement, to extend the maturity date of the aggregate $4 million in promissory notes from February 1, 2001 to February 1, 2003 and to reduce the interest rate from 7% to 4%. NTN may now convert the promissory notes into NTN common stock at a conversion price of $1.25 per share upon the earlier to occur of (i) February 1, 2003 or (ii) any time after NTN's common stock closes above $2.50 for more than 20 consecutive trading days.

    The 350,043 shares have been allocated between the 4% convertible notes payable and the additional stock issued to the purchasers in the November 2000 private placement based on the relative fair value of the securities at the time of issuance. As a result, a discount of approximately $153,000 was recorded against the convertible notes due to the allocation. To recognize the discount over the term of the notes, additional interest expense of approximately $13,000 has been accreted for the three months ended March 31, 2001. As a result of the extension, we will record interest expense, at an effective rate of 6% per year, throughout the term of the notes which began on January 26, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of March 31, 2001, we owned common stock of an Australian company that is subject to market risk. At March 31, 2001, the carrying value of this investment was $247,000, which is net of a $570,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At March 31, 2001, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $25,000 in the carrying value of the investment.

    We have outstanding convertible notes which bear interest at 4% per annum and line of credit borrowings which bear a rate equal to the prime rate plus 1.5% per annum, which cannot be less than 9% per annum. At March 31, 2001, a hypothetical one-percentage point increase in the prime rate would result in an increase of $39,000 in annual interest expense.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    In February 1998, an action entitled Dorman vs. NTN Communications, Inc. was filed in the Superior Court of San Diego County for the State of California alleging a fraud and negligent misrepresentation claim based upon purported omissions from our filings with the Securities and Exchange Commission. In March 1999, the court granted our motion for summary judgment in the Dorman matter and, on May 13, 1999, denied plaintiff's motion for new trial. On August 20, 1999, plaintiffs filed an appeal of the summary judgment in the Fourth Appellate District of the Court of Appeals for the State of California. The Court of Appeals reversed the Superior Court's decision and sent the case back to the Superior Court. On May 3 and 4, 2001, the parties participated in a mediation with a court-appointed mediator during which the parties reached an agreement to settle the litigation. Pursuant to the settlement, we will pay to Dorman the sum of $42,000 which is fully covered by insurance.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On January 3, 2001, warrants to purchase shares of common stock were issued to an investor relations firm for services provided. These warrants enable the holder to purchase 150,000 shares at a price of $0.75 per share for a period of five years. The warrants vest ratably over a two-year period beginning on February 28, 2001.

    On January 4, 2001, approximately 156,000 shares of common stock were issued in a private transaction in payment of interest of approximately $69,000 on the outstanding 4% senior convertible notes.

On January 26, 2001, we reached an agreement with the purchasers in the November 2000 private placement to revise the terms of the private placement in exchange for the issuance of an additional 350,043 shares of our common stock. The revisions eliminated the exercise price reset provisions contained in the warrants and set the exercise price at $1.64125 per share. Furthermore, the purchasers agreed to surrender and cancel their rights to additional contingent warrants for 609,291 shares of our common stock.

    Each offering was made without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 5. OTHER INFORMATION.

    In February 2001, NTN entered into a data transmission agreement with Cidera, Inc. for satellite communications services. The NTN Network relies on satellite systems to communicate with subscriber locations, including transmission of game programming data.

    In April 2001, Jim Frakes was hired as the chief financial officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

4.1 NTN Communications, Inc. Warrant Certificate, #WE-021, issued to Wolfe Axelrod Weinberger Associates LLC. (1)

10.1 Third Amendment to Loan and Security Agreement, dated April 30, 2001, by and among Coast Business Credit, NTN Communications, Inc. and BUZZTIME, Inc. (1)

10.2 First Amendment to Employment Agreement, dated January 26, 2001, by and between NTN Communications, Inc. and Stanley B. Kinsey. (1)

10.3 Restructure Agreement, dated January 26, 2001, by and among NTN Communications, Inc. and the Investors as defined herein. (2)

10.4 First Amendment to Securities Purchase Agreement, dated January 26, 2001, by and among NTN Communications, Inc. and the Investors as defined herein. (2)

10.5 Form of Amended and Restated Common Stock Purchase Warrants of NTN Communications, Inc. dated January 26, 2001. (2)

(b) Reports on Form 8-K


         On February 5, 2001 NTN filed a current Report on Form 8-K (event date January 30, 2001) to report under Item 5 (other events).

----------

(1) Filed herewith.

(2) Previously filed as an exhibit to NTN's Amendment No. 1 to Registration Statement on Form S-3, File No. 333-51650 and incorporated by reference.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       NTN COMMUNICATIONS, INC.

Date: May 14, 2001

                                       By: /s/ James Frakes
                                          --------------------------------------
                                          James Frakes
                                          Authorized Signatory and Chief
                                          Financial Officer

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                           DESCRIPTION
        -------                          -----------
         4.1      NTN Communications, Inc. Warrant Certificate, #WE-021, issued to Wolfe Axelrod Weinberger, LLC.(1)

         10.1     Third Amendment to Loan and Security Agreement, dated April
                  30, 2001, by and among Coast Business Credit, NTN
                  Communications, Inc. and BUZZTIME, Inc.(1)

         10.2     First Amendment to Employment Agreement, dated January 26,
                  2001, by and between NTN Communications Inc. and Stanley B.
                  Kinsey.(1)

         10.3     Restructure Agreement, dated January 26, 2001, by and among
                  NTN Communication, Inc. and the Investors as defined herein.(2)

         10.4     First Amendment to Securities Purchase Agreement, dated
                  January 26, 2001, by and among NTN Communication, Inc. and the
                  Investors as defined herein.(2)

         10.5     Form of Amended and Restated Common Stock Purchase Warrants of
                  NTN Communications, Inc. dated January 26, 2001.(2)

----------

(1) Filed herewith.

(2) Previously filed as an exhibit to NTN's Amendment No. 1 to Registration Statement on Form S-3, File No. 333-51650, and incorporated by reference.