Form 10-Q
period 2001-06-30
NTN COMMUNICATIONS INC
filed 2001-07-20
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

    YES [X]  NO [ ]

    At July 12, 2001 the registrant had outstanding 36,852,000 shares of common stock, $.005 par value.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                              JUNE 30,
                                                                                2001          DECEMBER 31,
                                   Assets                                   (UNAUDITED)           2000
                                                                            ------------      ------------

     Current assets:
         Cash and cash equivalents                                          $  2,111,000      $  2,188,000
         Restricted cash                                                         242,000           202,000
         Accounts receivable, net                                              1,167,000         1,724,000
         Investment available for sale                                           328,000           272,000
         Deposits on broadcast equipment                                              --           112,000
         Deferred costs                                                          675,000           772,000
         Prepaid expenses and other current assets                               640,000           538,000
                                                                            ------------      ------------
                      Total current assets                                     5,163,000         5,808,000

     Broadcast equipment and fixed assets, net                                10,165,000        11,963,000
     Software development costs, net                                             349,000           405,000
     Deferred costs                                                              423,000           565,000
     Other assets                                                                102,000            81,000
                                                                            ------------      ------------
                      Total assets                                          $ 16,202,000      $ 18,822,000
                                                                            ============      ============

                    Liabilities and Shareholders' Equity

     Current liabilities:
         Accounts payable                                                   $    613,000      $    816,000
         Accrued expenses                                                      1,115,000         1,351,000
         Accrual for litigation costs                                             75,000            57,000
         Accrual for sales tax                                                   237,000           399,000
         Obligations under capital leases                                        273,000           579,000
         Deferred revenue                                                      2,371,000         1,575,000
         Revolving line of credit                                              3,731,000                --
         Note payable and other current liabilities                                   --           138,000
                                                                            ------------      ------------
                      Total current liabilities                                8,415,000         4,915,000

     Obligations under capital leases, excluding current portion                 103,000            83,000
     Deferred revenue                                                            954,000         1,804,000
     Revolving line of credit                                                         --         3,919,000
     4% senior convertible notes                                               3,878,000         3,987,000
     Other long-term liabilities                                                  12,000            32,000
                                                                            ------------      ------------
                      Total liabilities                                       13,362,000        14,740,000
                                                                            ------------      ------------

     Minority interest in consolidated subsidiary                                939,000                --
                                                                            ------------      ------------

     Shareholders' equity:
         Series A 10% cumulative  convertible  preferred stock,
            $.005 par value, 5,000,000 shares authorized; 161,000
            shares issued and outstanding at June 30, 2001 and
            December 31, 2000                                                      1,000             1,000
         Common stock, $.005 par value, 70,000,000 shares
            authorized; 36,787,000 and 36,046,000 shares issued and
            outstanding at June 30, 2001 and December 31, 2000,
            respectively                                                         183,000           179,000
         Additional paid-in capital                                           78,439,000        78,153,000
         Accumulated deficit                                                 (75,761,000)      (73,234,000)
         Accumulated other comprehensive loss                                   (489,000)         (545,000)
         Treasury stock, at cost, 111,000 shares at June 30, 2001
            and December 31, 2000                                               (472,000)         (472,000)
                                                                            ------------      ------------
                      Total shareholders' equity                               1,901,000         4,082,000
                                                                            ------------      ------------
                      Total liabilities and shareholders' equity            $ 16,202,000      $ 18,822,000
                                                                            ============      ============


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)


                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    -----------------------------     -----------------------------
                                                                      JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                                        2001             2000             2001             2000
                                                                    ------------     ------------     ------------     ------------
Revenues:
    NTN Network revenues                                            $  5,342,000     $  5,118,000     $ 10,557,000     $ 10,462,000
    Buzztime service revenues                                              3,000          102,000           66,000          184,000
    Other revenues                                                         5,000            4,000           12,000           20,000
                                                                    ------------     ------------     ------------     ------------

          Total revenues                                               5,350,000        5,224,000       10,635,000       10,666,000
                                                                    ------------     ------------     ------------     ------------

Operating expenses:
    Direct operating costs (includes depreciation of
       $816,000, $1,406,000, $1,620,000 and $2,943,000
       for the three months ended June 30, 2001 and 2000 and
       for the six months June 30, 2001 and 2000, respectively)        2,112,000        3,050,000        4,357,000        6,131,000
    Selling, general and administrative                                3,498,000        4,233,000        7,567,000        8,316,000
    Depreciation and amortization                                        432,000          471,000          869,000          864,000
    Research and development                                              35,000           76,000           96,000          223,000
                                                                    ------------     ------------     ------------     ------------

          Total operating expenses                                     6,077,000        7,830,000       12,889,000       15,534,000
                                                                    ------------     ------------     ------------     ------------

Operating loss                                                          (727,000)      (2,606,000)      (2,254,000)      (4,868,000)
                                                                    ------------     ------------     ------------     ------------

Other income (expense):
    Interest income                                                       12,000           27,000           38,000           37,000
    Interest expense                                                    (228,000)        (255,000)        (452,000)        (569,000)
    Other                                                                 (6,000)          15,000          141,000          161,000
                                                                    ------------     ------------     ------------     ------------

          Total other expense                                           (222,000)        (213,000)        (273,000)        (371,000)
                                                                    ------------     ------------     ------------     ------------

   Loss before and cumulative effect of accounting change               (949,000)      (2,819,000)      (2,527,000)      (5,239,000)

Cumulative effect of accounting change                                        --               --               --         (448,000)
                                                                    ------------     ------------     ------------     ------------

          Net loss                                                  $   (949,000)    $ (2,819,000)    $ (2,527,000)    $ (5,687,000)
                                                                    ============     ============     ============     ============

Net loss per common share - basic and diluted:
  Loss before cumulative effect of accounting change                $      (0.03)    $      (0.09)    $      (0.07)    $      (0.17)
  Cumulative effect of accounting change                                      --               --               --            (0.01)
                                                                    ------------     ------------     ------------     ------------
Net loss per common share - basic and diluted                       $      (0.03)    $      (0.09)    $      (0.07)    $      (0.18)
                                                                    ============     ============     ============     ============

Weighted average shares outstanding - basic and
  Diluted                                                             36,660,000       33,061,000       36,499,000       31,788,000
                                                                    ============     ============     ============     ============


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)


                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    -----------------------------     -----------------------------
                                                                      JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                                        2001             2000             2001             2000
                                                                    ------------     ------------     ------------     ------------
Cash flows provided by (used in) operating activities:
    Net loss                                                        $   (949,000)    $ (2,819,000)    $ (2,527,000)    $ (5,687,000)
    Adjustments to reconcile net loss to
       net cash provided by (used in) operating
       activities:
          Depreciation and amortization                                1,248,000        1,877,000        2,489,000        3,807,000
          Provision for doubtful accounts                                 73,000          173,000          265,000          548,000
          Non-cash stock-based compensation charges                       52,000          119,000           54,000          312,000
          Cumulative effect of accounting change                              --               --               --          448,000
          Non-cash interest expense                                       50,000           82,000          120,000          169,000
          Accreted interest expense                                       19,000           48,000           44,000          108,000
          Gain on settlement of debt                                          --               --         (146,000)              --
          Loss from disposition of equipment                              58,000               --           82,000               --
          (Gain) loss on sale of investment available for sale                --           12,000               --          (65,000)
          Changes in assets and liabilities:
            Restricted cash                                              (29,000)        (157,000)         (40,000)         (20,000)
            Accounts receivable                                          103,000          223,000          292,000          601,000
            Prepaid expenses and other assets                             85,000          331,000         (130,000)         132,000
            Deferred costs                                               133,000           62,000          239,000           72,000
            Accounts payable and accrued expenses                       (448,000)        (913,000)        (570,000)        (631,000)
            Deferred revenue                                             (76,000)         162,000          (54,000)         575,000
            Management severance and other long-term liabilities              --         (131,000)              --         (262,000)
                                                                    ------------     ------------     ------------     ------------

               Net cash provided by (used in) operating activities       319,000         (931,000)         118,000          107,000
                                                                    ------------     ------------     ------------     ------------

Cash flows from investing activities:
    Capital expenditures                                                (280,000)      (2,650,000)        (629,000)      (6,040,000)
    Deposits on broadcast equipment                                      161,000          332,000          112,000          132,000
    Notes receivable                                                          --               --               --          138,000
    Proceeds from sale of investment available for sale                       --          134,000               --          528,000
                                                                    ------------     ------------     ------------     ------------

               Net cash used in investing activities                    (119,000)      (2,184,000)        (517,000)      (5,242,000)
                                                                    ------------     ------------     ------------     ------------

Cash flows from financing activities:
    Principal payments on capital leases                                (183,000)        (235,000)        (367,000)        (453,000)
    Borrowings from revolving line of credit                           5,168,000        5,794,000       10,895,000       14,402,000
    Principal payments on revolving line of credit                    (5,385,000)      (5,801,000)     (11,083,000)     (13,195,000)
    Proceeds from issuance of common and preferred
       stock, net of offering expenses                                   860,000        5,163,000          810,000        5,163,000
    Principal payments on note payable                                        --               --          (25,000)         (50,000)
    Proceeds from exercise of stock options and warrants                   4,000           78,000           92,000          571,000
                                                                    ------------     ------------     ------------     ------------

               Net cash provided by financing activities                 464,000        4,999,000          322,000        6,438,000
                                                                    ------------     ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                     664,000        1,884,000          (77,000)       1,303,000
                                                                    ------------     ------------     ------------     ------------

Cash and cash equivalents at beginning of period                       1,447,000          463,000        2,188,000        1,044,000
                                                                    ------------     ------------     ------------     ------------
Cash and cash equivalents at end of period                          $  2,111,000     $  2,347,000     $  2,111,000     $  2,347,000
                                                                    ============     ============     ============     ============

      See accompanying notes to unaudited consolidated financial statements

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            -----------------------------     -----------------------------
                                                              JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                                2001             2000             2001             2000
                                                            ------------     ------------     ------------     ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                          $    167,000     $    108,000     $    304,000     $    260,000
                                                            ============     ============     ============     ============

          Income taxes                                      $         --     $         --     $         --     $         --
                                                            ============     ============     ============     ============

Supplemental disclosure of non-cash investing and
  financing activities:
       Issuance of common stock in payment of interest      $     50,000     $     82,000     $    120,000     $    168,000
                                                            ============     ============     ============     ============

       Equipment acquired under capital leases              $         --     $     39,000     $     81,000     $    277,000
                                                            ============     ============     ============     ============

       Unrealized holding loss on investments               $    (81,000)    $   (284,000)    $    (56,000)    $    113,000
                                                            ============     ============     ============     ============

       Exchange of convertible notes to common stock        $         --     $         --     $         --     $    202,000
                                                            ============     ============     ============     ============

       Issuance of common stock in payment of dividends     $      8,000     $      8,000     $      8,000     $      8,000
                                                            ============     ============     ============     ============

       Expiration of settlement warrant obligation          $         --     $         --     $         --     $  1,793,000
                                                            ============     ============     ============     ============


     See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2001

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and its majority-owned subsidiaries (collectively, "we" or "NTN") and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to our consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2001.

    The consolidated financial statements for the three and six months ended June 30, 2001 and 2000 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2000.

    We have restated the results for the three and six months ended June 30, 2000 to reflect the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, in the fourth quarter of fiscal 2000, effective as of January 1, 2000. Refer to Note 1 under "revenue recognition" in the Form 10-K for the year ended December 31, 2000. We have reclassified certain items in the prior period consolidated financial statements to conform to the current period presentation.

2. CASH AND CASH EQUIVALENTS

    For the purpose of financial statement presentation, NTN considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Of the June 30, 2001 cash position, $1.0 million belonged to NTN's subsidiary, Buzztime Entertainment, Inc. ("Buzztime") and can only be utilized for the development of the application for Scientific Atlanta, Inc. ("S-A") and fulfillment of Buzztime's obligations under the development, license and marketing agreement with S-A and is not available for general corporate use. This $1.0 million was raised through the sale of preferred stock of Buzztime to an affiliate of S-A (Note 7).

3. INCOME (LOSS) PER SHARE

    Options, warrants, convertible preferred stock and convertible notes representing approximately 13,175,000, 12,818,000, 13,141,000 and 14,440,000
potential common shares have been excluded from the computations of net loss per share for the three months ended June 30, 2001 and 2000 and the six months ended June 30, 2001 and 2000, respectively, as their effect was anti-dilutive.

4. SEGMENT INFORMATION

    We develop, produce and distribute interactive entertainment. Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network(R) and Buzztime(TM) units. NTN Network revenue is generated primarily from broadcasting content to customer locations through two interactive television networks and from advertising sold on the networks. NTN Network revenues comprised over 99% of our total revenue for the three months ended June 30, 2001. Buzztime generates revenue primarily from the distribution of its digital trivia game show content and "play-along" sports games as well as from production services provided to third parties. Included in the operating loss for both the NTN Network and Buzztime is an allocation of corporate expenses. The following tables set forth certain information regarding our segments and other operations:

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                            ------------------------------      ------------------------------
                                              JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                2001              2000              2001              2000
                                            ------------      ------------      ------------      ------------
         Revenues
             NTN Network                    $  5,342,000      $  5,118,000      $ 10,557,000      $ 10,462,000
             Buzztime                              3,000           102,000            66,000           184,000
             Other                                 5,000             4,000            12,000            20,000
                                            ------------      ------------      ------------      ------------

             Total revenue                  $  5,350,000      $  5,224,000      $ 10,635,000      $ 10,666,000
                                            ============      ============      ============      ============

         Operating income (loss)
             NTN Network                    $      7,000      $ (1,329,000)     $   (376,000)     $ (2,590,000)
             Buzztime                           (734,000)       (1,277,000)       (1,878,000)       (2,278,000)
                                            ------------      ------------      ------------      ------------

         Operating loss                     $   (727,000)     $ (2,606,000)     $ (2,254,000)     $ (4,868,000)
                                            ============      ============      ============      ============

         Net loss
             NTN Network                    $   (212,000)     $ (1,503,000)     $   (624,000)     $ (3,420,000)
             Buzztime                           (737,000)       (1,304,000)       (1,903,000)       (2,332,000)
             IWN                                      --           (12,000)               --            65,000
                                            ------------      ------------      ------------      ------------

         Net loss                           $   (949,000)     $ (2,819,000)     $ (2,527,000)     $ (5,687,000)
                                            ============      ============      ============      ============

5. PRIVATE PLACEMENT OFFERING AND CONVERTIBLE NOTES PAYABLE

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

    On January 26, 2001, we reached agreement with the holders of the convertible notes, affiliates of the purchasers in the November 2000 private placement, to extend the maturity date of the aggregate $4 million in promissory notes from February 1, 2001 to February 1, 2003 and to reduce the interest rate from 7% to 4%. We may now convert the promissory notes into NTN common stock at a conversion price of $1.25 per share upon the earlier to occur of (i) February 1, 2003 or (ii) any time after NTN common stock closes above $2.50 for more than 20 consecutive trading days.

    We allocated the 350,043 shares between the 4% convertible notes payable and the additional stock we issued to the purchasers in the November 2000 private placement based on the relative fair value of the securities at the time of issuance. As a result, during the quarter ended March 31, 2001, we recorded a discount of approximately $153,000 against the convertible notes due to the allocation. To recognize the discount over the term of the notes, we have accreted additional interest expense of approximately $31,000 for the six months ended June 30, 2001. As a result of the extension, we will record interest expense, at an effective rate of 6% per year, throughout the term of the notes which began on January 26, 2001.

6. SETTLEMENT OF DEBT

    In April 1999, we purchased Internet Stations equipment and game licenses for $400,000 from Sikander, Inc. We issued a promissory note to Sikander, Inc. for $360,000 along with a $40,000 cash payment. In December 1999, the payment provisions were revised including issuance of a replacement promissory note for $178,000. No payments were made after March 31, 2000 on the promissory note. In June 2000, we commenced litigation against Sikander, Inc. and related defendants. As of December 31, 2000, the note balance was approximately $170,000 including accrued interest. We reached an agreement with Sikander, Inc. on March 31, 2001 to settle the balance of the promissory note and accrued interest for $25,000. The results of operations for the six months ended June 30, 2001 include an elimination of the balance of the promissory note and accrued interest totaling $146,000, which is presented as other income in the statement of operations.

7. STRATEGIC PARTNERSHIP AND INVESTMENT IN BUZZTIME

    On June 8, 2001, our subsidiary, Buzztime, entered into a development, license and marketing agreement (the "Marketing Agreement") with Scientific-Atlanta, Inc. ("S-A") to co-develop an application to enable the operation of a Buzztime interactive trivia game show channel on S-A's Explorer digital interactive set-top network, for distribution by cable operators to their subscribers. Buzztime will be responsible for the trivia game channel content including ongoing programming and player promotions. The channel will derive revenue from cable operator license fees, premium subscription fees and advertising revenue. Under the Marketing Agreement, Buzztime and S-A have predetermined commission arrangements based on sales and support of Buzztime's products to the cable system operators.

    In connection with the Marketing Agreement, Scientific-Atlanta Strategic Investments, L.L.C., a Delaware limited liability company and affiliate of S-A, invested $1.0 million in Buzztime for 636,943 shares of Buzztime's Series A Convertible Preferred Stock, representing 6% of Buzztime's common shares outstanding on an as-converted basis, and warrants to obtain an additional 159,236 shares of Series A Convertible Preferred Stock (the "S-A Warrants"). Each share of preferred stock is convertible into one share of Buzztime's common stock, subject to future adjustment, and entitled to a non-cumulative dividend of 8%, if, when and as declared by Buzztime's board of directors. The $1.0 million investment may only be used towards development of the application for S-A and fulfillment of Buzztime's obligations under Marketing Agreement, which are currently Buzztime's primary focus.

    NTN agreed to grant S-A the right to exchange its shares of Buzztime's preferred stock into shares of NTN common stock upon the earlier of (i) Buzztime is unable to obtain additional equity financing of $2.0 million before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime before June 8, 2002, (iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime before June 8, 2002. The exchange price will be the 20-day average closing price of NTN's common stock immediately preceding the date S-A gives notice of its intent to exercise its rights.

    The exercise price of the S-A warrants is $1.57 per share. The warrants vest in 10% increments as cable system operators sign on for the Buzztime game show channel. No compensation expense has been recorded in the quarter ended June 30, 2001 as the warrants vesting provisions are contingent upon specified performance-based conditions and the low end of the range of the aggregate fair value of the warrants is zero as of June 30, 2001.

8. MINORITY INTEREST ACCOUNTING

    NTN retained majority ownership of Buzztime and, as a result, will continue to consolidate Buzztime's operations in its financial statements. No gain or loss was recorded by NTN on this sale of Buzztime's shares in accordance with Staff Accounting Bulletin Topic 5h - Miscellaneous Accounting, "Accounting for Sales of Stock in a Subsidiary", as the realization of the gain is not assured given Buzztime's history of losses from operations, net operating loss carryforwards, which are generally not available to offset capital gains, and the start-up nature of Buzztime's products designed for the interactive television market. In addition, the ongoing business relationship with S-A through the Marketing Agreement and restrictions placed on the use of proceeds were additional factors considered in accounting for the sale of Buzztime's shares. As a result, the investment was reflected as a capital transaction.

    The investment in Buzztime is presented as a minority interest in consolidated subsidiary on NTN's consolidated balance sheet. The minority interest balance will be adjusted for S-A's share of Buzztime's net income or loss in future periods.

9. BUZZTIME 2001 STOCK INCENTIVE PLAN

   On May 31, 2001, Buzztime adopted an incentive stock option plan. The purpose of the plan is to promote the success of the company and the interests of stockholders by attracting, motivating, retaining and rewarding certain officers, employees, directors and other eligible persons with awards and incentives. Pursuant to the option plan, Buzztime may grant options of Buzztime common stock, subject to applicable share limits, upon terms and conditions specified in the plan. To date, no options have been granted under the plan.

10. CONTINGENT LIABILITY

    The Company's Canadian licensee is currently in discussions with the Canada Customs and Revenue Agency regarding a potential liability relating to withholding tax on certain amounts previously paid to NTN by the Canadian licensee. Our licensee has stated that no assessment has been made to date by Canada Customs and Revenue Agency, but has further stated that such assessment could range from zero to $460,000 Canadian dollars. If such an assessment is made by the Canada Customs and Revenue Agency, it is unclear as to what, if any, liability NTN might have in this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

    This Quarterly Report contains forward looking statements regarding our business strategies, projections, financing requirements and other matters, which are subject to risks and uncertainties, including cash needs, competition, market acceptance and other risk factors detailed in our Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and our Registration Statement on Form S-3 (File No. 333-51650), which risk factors are incorporated herein by reference.

GENERAL

    We develop and distribute interactive game content. We operate our businesses through two operating units, the NTN Network and our 94%-owned subsidiary, Buzztime Entertainment, Inc. ("Buzztime").

    The NTN Network is North America's largest "out-of-home" interactive television network. Our unique private network broadcasts a variety of multi-player sports and trivia games 365 days per year to hospitality locations such as restaurants, sports bars, hotels, clubs and military bases totaling approximately 3,500 locations in North America as of June 30, 2001. The NTN Network earns revenue from delivering entertainment content to hospitality locations in the United States for a monthly fee, including installation revenue. The NTN Network also generates advertising revenue from third party advertisers on the NTN Network and license fee revenue from our Canadian licensee.

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

    Buzztime was incorporated in the state of Delaware in December 1999. Buzztime currently is the distributor of the largest known digital trivia game show library and many unique "TV play-along" sports games. Our TV play-along sports games are played while watching a sporting event on television. The games allow players to enter play call predictions and to be ranked against other players. For example, while watching a NFL football game on television, a player can predict whether the quarterback will pass or run the ball. The play call prediction must be entered by the player prior to the ball snap. Once the play has been completed, the player's score is tabulated and ranked against other players.

    Buzztime functions as a developer and distributor of game content. As a developer, it continues to augment its expansive interactive game library. As a distributor, Buzztime broadcasts live play-along game shows to a variety of interactive platforms. Our mission is to take the Buzztime brand and online services to a multitude of interactive platforms that will include Interactive Television and wireless devices.

    We have separate strategies for each of our two operating units. For the NTN Network, our strategy is to continue to lower operating costs while increasing the number of paying customers and advertising revenue. To lower costs, we focused on reducing telecommunications and technology costs. To increase sales, we are focused on increasing targeted sales efforts in the top twenty metropolitan markets, using new forms of connectivity, to reach locations not previously available to us through our satellite distribution network. Our strategy also calls for using newly available and inexpensive broadband connectivity and taking advantage of the availability of inexpensive wireless Internet appliances to deliver new content and services, for additional revenues, to locations and their consumers. For Buzztime, we intend to focus increasingly on the distribution of Buzztime content to Interactive Television markets and to wireless devices. These distribution channels should increase future direct revenues while also increasing player registrations and loyalty, regardless of the consumer's point of access. The NTN Network will continue to be a key element in promoting the Buzztime brand. In addition, we expect to generate revenues through a combination of direct consumer marketing, advertising, game sponsorships, pay-to-play and subscription models across all platforms. There can be no assurance, however, that we will be successful in executing this strategy.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

    Operations for the three months ended June 30, 2001 resulted in a net loss of $949,000 compared to a net loss of $2,819,000 for the three months ended June 30, 2000. The results for the quarter ended June 30, 2000 have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 in the fourth quarter of fiscal 2000, effective as of January 1, 2000.

    Total revenues increased 2% to $5,350,000 for the three months ended June 30, 2001 from $5,224,000 for the three months ended June 30, 2000. This increase was primarily due to NTN Network revenues as shown in the following table (in thousands):

                                                        JUNE 30
                                               -------------------------
                                                  2001           2000
                                               ----------     ----------
         NTN Network Revenues                  $    5,342     $    5,118
         Buzztime Service Revenues                      3            102
         Other Revenues                                 5              4
                                               ----------     ----------
         Total Revenues                        $    5,350     $    5,224
                                               ==========     ==========

    NTN Network revenues increased 4% to $5,342,000 for the three months ended June 30, 2001 from $5,118,000 for the three months ended June 30, 2000. This increase was due in part to installation, training and setup revenue which increased approximately $104,000 due to an increase in amortization of previously deferred fees. Hospitality subscription revenues increased by approximately $196,000 due to an increase in the number of sites. The total number of sites as of June 30, 2001 was approximately 3,500, representing a net increase of 164 sites compared to June 30, 2000. Advertising revenue decreased by approximately $71,000 due to fewer advertising contracts for the three months ended June 30, 2001. At June 30, 2001, approximately 92% of the sites have been converted to the digital network compared to approximately 76% of the sites converted as of June 30, 2000.

    Buzztime revenues were $3,000 for the three months ended June 30, 2001, compared to $102,000 for the three months ended June 30, 2000. The second quarter 2000 revenues arose out of production and advertising revenue which did not recur in 2001.

    Direct operating costs decreased 31% to $2,112,000 for the three months ended June 30, 2001 from $3,050,000 for the three months ended June 30, 2000. This is primarily due to a decrease in depreciation and amortization of approximately $590,000 due to the DOS-based network equipment being fully depreciated by June 2000, which was partially offset by an increase in depreciation for the capitalized purchases of broadcast equipment associated with the digital network. Advertising commissions also decreased approximately $214,000 as a direct result of decreased NTN Network advertising revenue for the three months ended June 30, 2001. Communication charges decreased by approximately $120,000 due to technical changes made in 2000. Freight expenses also decreased by approximately $64,000 due to 221 less installations of the DITV equipment and less incoming shipments of Playmakers for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. Playmaker repairs increased by approximately $62,000 due to the warranty expiring on some of the Playmakers.

    Selling, general and administrative expenses decreased 17% to $3,498,000 for the three months ended June 30, 2001 from $4,233,000 for the three months ended June 30, 2000. Salaries, payroll taxes, benefits, recruiting fees and other employee related expenses decreased by approximately $316,000 during the three months ended June 30, 2001 due to a decrease in the number of employees compared to the three months ended June 30, 2000. Consulting expenses decreased by approximately $144,000 due to various projects reaching completion in the past year. Stock-based compensation decreased $67,000 due to the impact of marking warrants to market at June 30, 2001, prior to their measurement dates. Bad debt expense also decreased $100,000 due to continued collection efforts. Various other expenses decreased due to general cost cutting measures that have been implemented. These decreases have been partially offset by an increase of approximately $71,000 in expenses related to the annual report and shareholder meeting caused in part by the timing of the meeting being held in June this year compared to July in 2000.

    Depreciation and amortization expense decreased 8% to $432,000 for the three months ended June 30, 2001 from $471,000 for the three months ended June 30, 2000, due to certain assets becoming fully depreciated.

    Research and development expenses were $35,000 for the three months ended June 30, 2001, compared to $76,000 for the three months ended June 30, 2000. The current period expenses resulted from our research and development efforts related to the next generation of the digital network and interactive television initiatives. For the three-month period ended June 30, 2000, our research and development efforts focused primarily on the upgrade of the NTN Network as well as our Internet web site.

    Interest expense decreased 11% to $228,000 for the three months ended June 30, 2001, compared to $255,000 for the three months ended June 30, 2000, due to the expiration of various capitalized leases as well as the decrease in the interest rate on the convertible notes payable from 7% to 4%.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

    Operations for the six months ended June 30, 2001 resulted in a net loss of $2,527,000 compared to a net loss of $5,687,000 for the six months ended June 30, 2000. The results for the six months ended June 30, 2000 have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 in the fourth quarter of fiscal 2000, effective as of January 1, 2000.

    Total revenues decreased less than 1% to $10,635,000 for the six months ended June 30, 2001 from $10,666,000 for the six months ended June 30, 2000. This decrease was primarily due to a reduction in NTN Network advertising revenues and Buzztime revenues as shown in the following table (in thousands):

                                                   SIX MONTHS ENDED
                                                        JUNE 30
                                               -------------------------
                                                  2001           2000
                                               ----------     ----------
         NTN Network Revenues ............     $   10,557     $   10,462
         Buzztime Service Revenues .......             66            184
         Other Revenues ..................             12             20
                                               ----------     ----------
         Total Revenues ..................     $   10,635     $   10,666
                                               ==========     ==========

    NTN Network revenues increased 1% to $10,557,000 for the six months ended June 30, 2001 from $10,462,000 for the six months ended June 30, 2000. This increase was due to installation, training and setup revenue which increased approximately $319,000 due to an increase in amortization of previously deferred fees. Hospitality subscription revenues also increased by approximately $91,000 due to an increase in the number of sites. The total number of sites as of June 30, 2001 was approximately 3,500, representing a net increase of 164 sites compared to June 30, 2000. These increases were offset by a decrease of approximately $339,000 in advertising revenue due to fewer advertising contracts during the six months ended June 30, 2001. At June 30, 2001, approximately 92% of the sites have been converted to the digital network compared to approximately 76% of the sites converted as of June 30, 2000.

    Buzztime revenues were $66,000 for the six months ended June 30, 2001, compared to $184,000 for the six months ended June 30, 2000, due to production and advertising revenue which did not recur in 2001.

    Direct operating costs decreased 29% to $4,357,000 for the six months ended June 30, 2001 from $6,131,000 for the six months ended June 30, 2000. This is primarily due to a decrease in depreciation and amortization of approximately $1,323,000 due to the DOS-based network equipment being fully depreciated by June 2000, which is offset by an increase in depreciation for the capitalized purchases of broadcast equipment associated with the digital network. Advertising commissions also decreased approximately $367,000 as a direct result of decreased NTN Network advertising revenue for the six months ended June 30, 2001. Communication charges decreased by approximately $261,000 due to technical changes made in 2000. Freight expenses also decreased by approximately $108,000 due to 385 less installations of the DITV equipment and less incoming shipments of Playmakers for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decreases were offset by increased playmaker repair expense and hosting fee expenses. Playmaker repairs increased by approximately $140,000 due to the warranty expiring on some of the Playmakers. Hosting fees increased by $111,000 which are associated with Buzztime.com which did not launch until the end of May 2000.

    Selling, general and administrative expenses decreased 9% to $7,567,000 for the six months ended June 30, 2001 from $8,316,000 for the six months ended June 30, 2000. Consulting expenses decreased by approximately $170,000 due to various projects reaching completion in the past year. Stock-based compensation decreased $258,000 due to the impact of marking warrants to market at June 30, 2001, prior to their measurement dates. Bad debt expense also decreased $283,000 due to continued collection efforts. Various other expenses decreased due to general cost cutting measures that have been implemented. These decreases in expense have been offset by an increase of approximately $71,000 in expenses related to the annual report and shareholder meeting caused in part by the timing of the meeting being held in June this year compared to July 2000.

    Research and development expenses were $96,000 for the six months ended June 30, 2001, compared to $223,000 for the six months ended June 30, 2000. The current period expenses resulted from our research and development efforts related to the next generation of the digital network and interactive television initiatives. For the six-month period ended June 30, 2000, our research and development efforts focused primarily on the upgrade of the NTN Network as well as our Internet web site.

    Interest expense decreased 21% to $452,000 for the six months ended June 30, 2001, compared to $569,000 for the six months ended June 30, 2000, due to the expiration of various capitalized leases as well as the decrease in the interest rate on the convertible notes payable from 7% to 4%.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2001, we had cash and cash equivalents of $2,111,000 and a working capital deficit of $3,252,000, compared to cash and cash equivalents of $2,188,000 and working capital of $893,000 at December 31, 2000. The cash balance at June 30, 2001 includes $1.0 million which can only be utilized for the development of the application for S-A and fulfillment of Buzztime's obligations under the development, license and marketing agreement and is not available for general corporate use. The primary reason for the working capital deficit was the reclassification of the revolving line of credit from a long-term liability to a short-term liability as the line of credit matures on June 30, 2002. Net cash provided by operations was $118,000 for the six months ended June 30, 2001 and $107,000 for the six months ended June 30, 2000. The principal uses of cash from operations for the six months ended June 30, 2001 were to fund our net loss, which includes Buzztime initiatives. Depreciation, amortization and other non-cash charges offset the net loss.

    Net cash used in investing activities was $517,000 for the six months ended June 30, 2001 and $5,242,000 for the six months ended June 30, 2000. Included in net cash used in investing activities for the six months ended June 30, 2001 was $619,000 in capital expenditures which was partially offset by $112,000 for deposits on broadcast equipment received and $10,000 in capitalized software expenditures.

    Net cash provided by financing activities was $322,000 for the six months ended June 30, 2001 and $6,438,000 for the six months ended June 30, 2000. Net cash provided by financing activities for the six months ended June 30, 2001 included $1.0 million raised by Buzztime offset by issuance costs of $61,000, $129,000 of equity issuance costs related to the capital raised in November 2000 and $92,000 of proceeds from the exercise of stock options and warrants. The cash provided by financing activities were offset by $367,000 of principal payments on capital leases, $25,000 in principal payments on a note payable, and $188,000 of net payments on the revolving line of credit.

    We currently have a revolving line of credit agreement with Coast Business Credit, which was amended in May 2001. The line of credit provides for borrowings not to exceed the lesser of a designated maximum amount or three times trailing monthly collections or three times annualized trailing adjusted EBITDA. The maximum line of credit will be gradually reduced from $4.0 million at April 1, 2001 to $2,750,000 at December 31, 2001. As of July 1, 2001, the
maximum line of credit was $3,800,000. Our availability under the revolving line of credit may be further reduced if our monthly collections or operating income falls below certain levels. The line of credit is secured by substantially all of our assets.

    The amendments to our revolving line of credit in May 2001 also allow equity raised by us to be added to the EBITDA calculation and permit us to exclude the effect of Staff Accounting Bulletin No. 101 for the fiscal 2000. The amendments also require us to raise $1.0 million in equity by June 30, 2001, maintain a minimum cash level of $0.4 million each month and to limit our cash burn to not more than $1.0 million from April 1, 2001 onward without receiving additional equity. The line of credit matures on June 30, 2002. The recent investment in Buzztime by an affiliate of Scientific-Atlanta, Inc., discussed below, satisfied the $1.0 million equity requirement.

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

    o   expanding the digital network; and

    o developing Buzztime into a leading content provider for interactive television platforms

    We will need to raise additional equity or debt financing to execute our business plans for the NTN Network and Buzztime as well as to comply with our recently amended revolving line of credit agreement. Based on our projected cash requirements, we will need $2.0 million in financing within the next twelve months in order to fund any Buzztime growth initiatives (in addition to the $1.0 million from Scientific-Atlanta that has been already received). Based on slowness in the economy and a lengthening of our sales cycle for adding new sites to the NTN Network, we now plan to increase our number of sites to 3,600 in the U.S. and Canada by the end of 2001, which is a reduction from the previous goal of 4,000. This lowered sales goal has reduced the cash required for the NTN network. The NTN Network currently generates cash flow sufficient to sustain its operations on this reduced growth scenario for the next twelve months. However, we will need to raise additional capital in the form of senior debt, subordinated debt and/or equity to meet the line of credit reductions and to eventually pay off the line of credit facility, which expires in June 2002. We may not be able to obtain additional financing on terms favorable to us or at all.

    As part of our financing plan, we will try to obtain additional direct investments in Buzztime. We will begin growth initiatives only if we succeed in raising capital at an appropriate cost. If additional financing is not obtained, our growth plans will be deferred. If additional financing for Buzztime is not obtained and we do not reduce cash expenditures at Buzztime sufficiently, we may not be able to sustain the operations of Buzztime. If our cash flows are less than anticipated or if we incur unanticipated expenses, we may not be able to continue improvement, development and expansion of our new digital network or pursue our Buzztime initiatives.

RECENT DEVELOPMENTS

    On June 8, 2001, Buzztime entered into a development, license and marketing agreement (the "Marketing Agreement") with Scientific-Atlanta, Inc. to co-develop an application to enable operation of a Buzztime interactive trivia game show channel on Scientific-Atlanta's Explorer digital interactive set-top network for distribution by cable operators to their subscribers. Buzztime will be responsible for the trivia game channel content including ongoing programming and player promotions. The channel will derive revenue from cable operator license fees, premium subscription fees and advertising revenue. Under the Marketing Agreement, Buzztime and Scientific-Atlanta have predetermined commission arrangements based on sales and support of Buzztime's products to the cable system operators

    In connection with the Marketing Agreement, an affiliate of Scientific-Atlanta invested $1.0 million in Buzztime for 636,943 shares of its preferred stock, representing 6% of Buzztime's capitalization on an as-converted basis, and warrants to obtain an additional 159,236 shares of its preferred stock. Each share of Buzztime preferred stock is initially convertible into one share of Buzztime common stock, subject to future adjustment, and entitled to a non-cumulative dividend of 8%, if, when and as declared by Buzztime's board of directors. The $1.0 million in net proceeds may only be used towards development of the application for Scientific-Atlanta and fulfillment of Buzztime's obligations under the Marketing Agreement.

    NTN granted Scientific-Atlanta the right to exchange its shares of Buzztime preferred stock into shares of NTN common stock if (i) Buzztime does not obtain additional equity financing of $2.0 million before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime before June 8, 2002, (iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime before June 8, 2002. The exchange price will be the 20-day average closing price of NTN's common stock immediately preceding the date Scientific-Atlanta gives notice of its intent to exercise its rights.

    The exercise price of the S-A warrants is $1.57 per share. However, the warrants vest in 10% increments only as cable system operators sign on for the Buzztime game show channel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of June 30, 2001, we owned common stock of an Australian company that is subject to market risk. At June 30, 2001, the carrying value of this investment was $328,000, which is net of a $489,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At June 30, 2001, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $33,000 in the carrying value of the investment.

    We have outstanding convertible notes which bear interest at 4% per annum and line of credit borrowings which bear a rate equal to the prime rate plus 1.5% per annum, which cannot be less than 9% per annum. At June 30, 2001, a hypothetical one-percentage point increase in the prime rate would result in an increase of $38,000 in annual interest expense.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    As previously reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2001, in February 1998, an action entitled Dorman vs. NTN Communications, Inc. was filed in the Superior Court of San Diego County for the State of California alleging a fraud and negligent misrepresentation claim based upon purported omissions from our filings with the Securities and Exchange Commission. On May 3 and 4, 2001, the parties participated in a mediation with a court-appointed mediator during which the parties reached an agreement to settle the litigation. Pursuant to the settlement, on May 17, 2001, the sum of $42,000, which is fully covered by insurance, was paid to Dorman and the litigation was dismissed by the court on May 18, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On April 2, 2001, we issued approximately 121,000 shares of common stock in a private transaction in payment of interest of approximately $50,000 on the outstanding 4% senior convertible notes.

    On April 2, 2001, we granted a warrant to purchase 20,000 shares of common stock to Baron Enterprises, Inc., a corporation wholly-owned and operated by a member of our board of directors, as a component of compensation pursuant to an Advertising Sales Representative Agreement. The terms of the agreement are further discussed in Item 5 of Part II. The warrant enables the holder to purchase 20,000 common shares at a price of $0.50 per share for a period of three years. The warrant vests as to 1/12 of the total shares on the last business day of each of twelve consecutive months of the contract.

    On June 1, 2001, we issued approximately 13,000 shares of common stock in lieu of a cash payment of approximately $8,000 of dividends on our Series A Preferred Stock.

    On June 8, 2001, Buzztime sold 636,943 shares of its preferred stock and warrants to obtain an additional 159,236 shares of its preferred stock. In connection with Buzztime's offering of its preferred stock, we granted the purchaser the right to exchange its shares of Buzztime preferred stock into shares of NTN common stock if (i) Buzztime does not obtain additional equity financing of $2.0 million before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime before June 8, 2002, (iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime before June 8, 2002. The exchange price will be the 20-day average closing price of NTN common stock immediately preceding the date the purchaser gives notice of its exercise of its rights.

    Each offering was made without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We held our annual meeting of stockholders on June 29, 2001. The following matters were voted upon at such meeting:

    1. To elect two directors to hold office until the 2004 annual meeting of stockholders and until their respective successors are duly elected and qualified:

                             ROBERT M. BENNETT
                            -------------------
                               Votes In Favor..     32,961,295
                               Abstentions.....              0

                            ESTHER L. RODRIGUEZ
                            -------------------
                               Votes In Favor..     32,961,206
                               Abstentions.....              0

    Both Mr. Bennett and Ms. Rodriguez were elected as directors to hold office until the annual meeting of stockholders in 2004 and until each respective successor is duly elected and qualified. The following directors were not subject to election and their term of office continued after the meeting: Gary
H. Arlen, Barry Bergsman, Vincent A. Carrino and Stanley B. Kinsey.

2. To ratify the appointment of KPMG LLP as independent accountants of NTN for the fiscal year ending December 31, 2001.

         Votes In Favor ..................     33,121,242
         Votes Against ...................         52,650
         Abstentions .....................         46,738

The proposal for ratification of the appointment of KPMG LLP was approved.

ITEM 5. OTHER INFORMATION.

     On May 8, 2001, we entered in an Advertising Sales Representative Agreement with Baron Enterprises, Inc. ("Baron"), a corporation wholly-owned and operated by Barry Bergsman, a member of our board of directors, pursuant to which Baron will provide advertising sales representation services to us under the direction of the NTN Network's president and chief operating officer. For Baron's services under the Advertising Sales Representative Agreement, we granted Baron a three year warrant to purchase 20,000 shares of NTN common stock at an exercise price of $0.50 per share. The warrant vests and becomes exercisable as to 1/12 of the total shares on the last business day of each of the twelve months commencing April 2001, subject to Baron continuing to provide services to us. In addition, Baron will receive a commission in the amount of 35% of net advertising revenues received by the NTN Network from any advertising contract solicited by Baron. We will pay to Baron a monthly recoverable cash advance against commissions to be earned in the amount of $5,000 per month, not to exceed an aggregate of $60,000 per year. The Advertising Sales Representative Agreement expires on April 1, 2002.

    In June 2001, we entered a Contribution Agreement with Buzztime, effective retroactive to January 1, 2001, whereby we contributed certain of our assets to Buzztime. The assets contributed to Buzztime include the interactive trivia game show libraries, the play along sports game libraries, related technology and certain intangible assets.

    Further, in June 2001, we entered into a Licensing and Marketing Agreement with Buzztime, effective retroactive to January 1, 2001, whereby Buzztime granted us an exclusive, royalty-free, perpetual license to the game libraries and related technology for distribution to the commercial market. Buzztime will continue to provide us with new game content created during the ordinary course of business, as well as maintenance and upgrades to existing content and related technologies, during the next five years; this obligation is subject to a termination right at the option of Buzztime, upon one year's prior notice to us. In addition, Buzztime will continue to produce Predict the Play(TM) applications for the NTN Network during the next five years. Pursuant to the terms of the agreement, the NTN Network will promote Buzztime during broadcast of Buzztime programming on the NTN Network as long as Buzztime continues to supply new game content for distribution by us. Buzztime shall promote the NTN Network to the best of its ability in the consumer market, including Interactive Television and wireless devices.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

4.1 NTN Communications, Inc. Warrant Certificate, #WE-022, issued to Baron Enterprises, Inc. (1)

10.1 Contribution Agreement, dated January 1, 2001, by and between NTN Communications, Inc. and Buzztime, Inc. (1)

10.2 Licensing and Marketing Agreement, dated January 1, 2001, by and between NTN Communications, Inc. and Buzztime, Inc. (1)

10.3 Series A Preferred Stock Purchase Agreement, dated June 8, 2001, by and among Buzztime Entertainment, Inc., NTN Communications, Inc., and Scientific-Atlanta Strategic Investments, L.L.C. (1)

10.4 Warrant Agreement, dated June 8, 2001, by and between Buzztime Entertainment, Inc. and Scientific-Atlanta Strategic Investments, L.L.C. (1)

10.5 Right of First Refusal and Exchange Agreement, dated June 8, 2001, by and among Buzztime Entertainment, Inc., NTN Communications, Inc. and Scientific-Atlanta Strategic Investments, L.L.C. (1)

10.6 Advertising Sales Representative Agreement, dated May 8, 2001, by and between NTN Communications, Inc. and Baron Enterprises, Inc. (1)


(b) Reports on Form 8-K

         On June 29, 2001, we filed a Current Report on Form 8-K (event date June 11, 2001) to report under Item 5 (other events).

----------

(1) Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        NTN COMMUNICATIONS, INC.

Date: July 20, 2001                     By: /s/ James Frakes
                                            ------------------------------------
                                            James Frakes
                                            Authorized Signatory and Chief
                                            Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

   4.1      NTN Communications, Inc. Warrant Certificate, #WE-022, issued to
            Baron Enterprises, Inc. (1)

   10.1     Contribution Agreement, dated January 1, 2001, by and between NTN
            Communications, Inc. and Buzztime, Inc. (1)

   10.2 Licensing and Marketing Agreement, dated January 1, 2001, by and between NTN Communications, Inc. and Buzztime, Inc. (1)

   10.3 Series A Preferred Stock Purchase Agreement, dated June 8, 2001, by and among Buzztime Entertainment, Inc., NTN Communications, Inc., and Scientific-Atlanta Strategic Investments, L.L.C. (1)

   10.4     Warrant Agreement, dated June 8, 2001, by and between Buzztime
            Entertainment, Inc. and Scientific-Atlanta Strategic Investments,
            L.L.C. (1)

   10.5 Right of First Refusal and Exchange Agreement, dated June 8, 2001, by and among Buzztime Entertainment, Inc., NTN Communications, Inc.
            and Scientific-Atlanta Strategic Investments, L.L.C. (1)

   10.6 Advertising Sales Representative Agreement, dated May 8, 2001, by and between NTN Communications, Inc. and Baron Enterprises, Inc. (1)

----------

(1) Filed herewith.