Form 10-Q
period 2001-09-30
NTN COMMUNICATIONS INC
filed 2001-10-24
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

YES [X] NO [ ]

        At October 17, 2001 the registrant had outstanding 36,905,000 shares of common stock, $.005 par value.

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                                             NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                                                    Consolidated Balance Sheets
                                                                                 SEPTEMBER 30,
                                                                                     2001           DECEMBER 31,
                                             Assets                               (UNAUDITED)           2000
                                                                                --------------    ----------

                        Current assets:
                            Cash and cash equivalents                            $  1,663,000       $  2,188,000
                            Restricted cash                                           216,000            202,000
                            Accounts receivable, net                                1,517,000          1,724,000
                            Investment available for sale                             224,000            272,000
                            Deposits on broadcast equipment                                --            112,000
                            Deferred costs                                            686,000            772,000
                            Prepaid expenses and other current assets                 548,000            538,000
                                                                                 ------------       ------------
                                         Total current assets                       4,854,000          5,808,000

                        Broadcast equipment and fixed assets, net                   9,072,000         11,963,000
                        Software development costs, net                               505,000            405,000
                        Deferred costs                                                406,000            565,000
                        Other assets                                                  118,000             81,000
                                                                                 ------------       ------------
                                         Total assets                            $ 14,955,000       $ 18,822,000
                                                                                 ============       ============

                                       Liabilities and Shareholders' Equity

                        Current liabilities:
                            Accounts payable                                     $    826,000       $    816,000
                            Accrued expenses                                        1,000,000          1,351,000
                            Accrual for litigation costs                               65,000             57,000
                            Accrual for sales tax                                     185,000            399,000
                            Obligations under capital leases                          185,000            579,000
                            Deferred revenue                                        2,329,000          1,575,000
                            Revolving line of credit                                3,362,000                 --
                            Note payable and other current liabilities                     --            138,000
                                                                                 ------------       ------------
                                         Total current liabilities                  7,952,000          4,915,000

                        Obligations under capital leases,
                          excluding current portion                                    91,000             83,000
                        Deferred revenue                                              962,000          1,804,000
                        Revolving line of credit                                           --          3,919,000
                        4% senior convertible notes                                 3,897,000          3,987,000
                        Other long-term liabilities                                    12,000             32,000
                                                                                 ------------       ------------
                                         Total liabilities                         12,914,000         14,740,000
                                                                                 ------------       ------------

                        Minority interest in consolidated subsidiary                  899,000                 --
                                                                                 ------------       ------------

                        Shareholders' equity:
                            Series A 10% cumulative  convertible  preferred
                               stock, $.005 par value, 5,000,000 shares
                               authorized; 161,000 shares issued and
                               outstanding at September 30, 2001 and
                               December 31, 2000                                       1,000              1,000
                            Common stock, $.005 par value, 70,000,000 shares
                               authorized; 36,905,000 and 36,046,000 shares
                               issued and outstanding at September 30, 2001
                               and December 31, 2000, respectively                    183,000            179,000
                            Additional paid-in capital                             78,516,000         78,153,000
                            Accumulated deficit                                   (76,493,000)       (73,234,000)
                            Accumulated other comprehensive loss                     (593,000)          (545,000)
                            Treasury stock, at cost, 111,000 shares at
                               September 30, 2001 and December 31, 2000              (472,000)          (472,000)
                                                                                 ------------       ------------
                                         Total shareholders' equity                 1,142,000          4,082,000
                                                                                 ------------       ------------
                                         Total  liabilities and
                                            shareholders' equity                 $ 14,955,000       $ 18,822,000
                                                                                 ============       ============

                                 See accompanying notes to unaudited consolidated financial statements

                                             NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Operations (Unaudited)

                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           ------------------------------------- ----------------------------
                                                              SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                                  2001               2000               2001                2000
                                                           ------------------ ------------------ ------------------  -----------
Revenues:
    NTN Network revenues                                       $ 5,627,000        $ 5,374,000        $16,184,000         $15,836,000
    Buzztime service revenues                                       36,000            172,000            102,000             356,000
    Other revenues                                                   1,000             67,000             13,000              87,000
                                                               -----------        -----------        -----------         -----------

          Total revenues                                         5,664,000          5,613,000         16,299,000          16,279,000
                                                               -----------        -----------        -----------         -----------

Operating expenses:
    Direct operating costs (includes depreciation of
       $838,000, $737,000, $2,458,000 and $3,680,000
       for the three  months  ended  September  30,  2001
       and 2000 and for the nine months
       September  30, 2001 and 2000, respectively)               2,263,000          2,492,000          6,620,000           8,623,000
    Selling, general and administrative                          3,499,000          3,663,000         11,066,000          11,980,000
    Depreciation and amortization                                  423,000            485,000          1,292,000           1,349,000
    Research and development                                            --             97,000             96,000             319,000
                                                               -----------        -----------        -----------         -----------

          Total operating expenses                               6,185,000          6,737,000         19,074,000          22,271,000
                                                               -----------        -----------        -----------         -----------

Operating loss                                                    (521,000)        (1,124,000)        (2,775,000)         (5,992,000)
                                                               -----------        -----------        -----------         -----------

Other income (expense):
    Interest income                                                 16,000             12,000             54,000              49,000
    Interest expense                                              (227,000)          (281,000)          (679,000)           (850,000)
    Other                                                          (40,000)            10,000            101,000             172,000
                                                               -----------        -----------        -----------         -----------

          Total other expense                                     (251,000)          (259,000)          (524,000)           (629,000)
                                                               -----------        -----------        -----------         -----------

   Loss before minority  interest in loss of consolidated
       subsidiary and cumulative effect of accounting change      (772,000)        (1,383,000)        (3,299,000)         (6,621,000)

Minority interest in loss of consolidated subsidiary                40,000                 --             40,000                  --
                                                               -----------        -----------        -----------         -----------

Loss before cumulative effect of accounting change                (732,000)        (1,383,000)        (3,259,000)         (6,621,000)

Cumulative effect of accounting change                                  --                 --                 --            (448,000)
                                                               -----------        -----------        -----------         ------------

          Net loss                                             $  (732,000)       $(1,383,000)       $(3,259,000)        $(7,069,000)
                                                               ===========        ===========        ===========         ===========

Net loss per common share - basic and diluted:
   Loss before cumulative effect of accounting change          $     (0.02)       $     (0.04)       $     (0.09)        $     (0.21)
   Cumulative effect of accounting change                               --                 --                 --               (0.01)
                                                               -----------        -----------        -----------         -----------
Net loss per common share - basic and diluted                  $     (0.02)       $     (0.04)       $     (0.09)        $     (0.22)
                                                               ===========        ===========        ===========         ===========

Weighted average shares outstanding - basic and
  Diluted                                                       36,775,000         34,237,000         36,592,000          32,613,000
                                                               ===========        ===========        ===========         ===========

                                 See accompanying notes to unaudited consolidated financial statements

                                             NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Cash Flows (Unaudited)

                                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                           -------------------------------------  ----------------------------
                                                              SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                                  2001                2000               2001               2000
                                                           ------------------  ------------------ ------------------ -----------
Cash flows provided by operating activities:
    Net loss                                                   $ (732,000)         $(1,382,000)      $ (3,259,000)      $ (7,069,000)
    Adjustments to reconcile net loss to
       net cash provided by operating
       activities:
          Depreciation and amortization                         1,261,000           1,222,000           3,750,000          5,029,000
          Provision for doubtful accounts                         235,000            (182,000)            500,000            366,000
          Non-cash stock-based compensation charges                47,000             497,000             101,000            810,000
          Minority   interest in loss of
             consolidated subsidiary                              (40,000)                 --             (40,000)                --
          Cumulative effect of accounting change                       --                  --                  --            448,000
          Non-cash interest expense                                40,000              71,000             130,000            239,000
          Accreted interest expense                                19,000              58,000              63,000            165,000
          Gain on settlement of debt                                   --                  --            (146,000)                --
          Loss from disposition of equipment                       75,000                  --             157,000                 --
          (Gain)  loss on sale  of  investment
              available for sale                                       --               7,000                  --            (58,000)

          Changes in assets and liabilities:
            Restricted cash                                        26,000             112,000             (14,000)            92,000
            Accounts receivable                                  (585,000)           (317,000)           (293,000)           284,000
            Prepaid expenses and other assets                      72,000             (57,000)            (58,000)            75,000
            Deferred costs                                          6,000              90,000             245,000            162,000
            Accounts payable and accrued expenses                  35,000             381,000            (506,000)          (249,000)
            Deferred revenue                                      (34,000)            104,000             (88,000)           679,000
            Management severance and other long-term
              liabilities                                              --            (131,000)                 --           (392,000)
                                                               ----------          ----------        ------------       ------------

               Net cash provided by operating activities          425,000             473,000             542,000            581,000
                                                               ----------          ----------        ------------       ------------

Cash flows from investing activities:
    Capital expenditures                                         (350,000)         (1,529,000)           (979,000)        (7,569,000)
    Deposits on broadcast equipment                                    --             442,000             112,000            574,000
    Notes receivable                                                   --                  --                  --            138,000
    Proceeds from sale of investment available for sale                --              10,000                  --            538,000
                                                               ----------          ----------        ------------       ------------

               Net cash used in investing activities             (350,000)         (1,077,000)           (867,000)        (6,319,000)
                                                               ----------          ----------        ------------       ------------

Cash flows from financing activities:
    Principal payments on capital leases                         (145,000)           (242,000)           (512,000)          (695,000)
    Borrowings from revolving line of credit                    3,275,000           5,767,000          15,668,000         20,169,000
    Principal payments on revolving line of credit             (3,644,000)         (5,688,000)        (16,225,000)       (18,883,000)
    Proceeds from issuance of common and preferred
       stock, net of offering expenses                             (9,000)                 --             802,000          5,163,000
    Principal payments on note payable                                 --                  --             (25,000)           (50,000)
    Proceeds from exercise of stock options and warrants               --             119,000              92,000            689,000
                                                               ----------          ----------        ------------       ------------

               Net cash provided by (used in)
                  financing activities                           (523,000)            (44,000)           (200,000)         6,393,000
                                                               -----------         -----------       -------------      ------------

Net increase (decrease) in cash and cash equivalents             (448,000)           (648,000)           (525,000)           655,000
                                                               -----------         -----------       ------------       ------------

Cash and cash equivalents at beginning of period                2,111,000           2,347,000           2,188,000          1,044,000
                                                               ----------          ----------        ------------       ------------
Cash and cash equivalents at end of period                     $1,663,000          $1,699,000        $  1,663,000       $  1,699,000
                                                               ==========          ==========        ============       ============

                                 See accompanying notes to unaudited consolidated financial statements

                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       ------------------------------------- ----------------------------
                                                          SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                              2001               2000               2001               2000
                                                       ------------------ ------------------ ------------------ -----------
 Supplemental disclosures of cash flow information:
   Cash paid during the period for:
           Interest                                         $156,000          $  121,000          $460,000          $  381,000
                                                            ========          ==========          ========          ==========

           Income taxes                                     $     --          $       --          $     --          $       --
                                                            ========          ==========          ========          ==========

 Supplemental disclosure of non-cash investing and
   financing activities:
        Issuance of common stock in payment of interest     $ 40,000          $   82,000          $160,000          $  251,000
                                                            ========          ==========          ========          ==========

        Equipment acquired under capital leases             $ 45,000          $  234,000          $126,000          $  511,000
                                                            ========          ==========          ========          ==========

        Unrealized holding loss on investments              $104,000          $  185,000          $ 48,000          $   72,000
                                                            ========          ==========          ========          ==========

        Exchange of convertible notes to common stock       $     --          $  713,000          $     --          $  915,000
                                                            ========          ==========          ========          ==========

        Issuance of common stock in payment of dividends    $     --          $       --          $     --          $    8,000
                                                            ========          ==========          ========          ==========

        Expiration of settlement warrant obligation         $     --          $       --          $     --          $1,793,000
                                                            ========          ==========          ========          ==========

                                 See accompanying notes to unaudited consolidated financial statements.
NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2001

1. BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and its majority-owned subsidiaries (collectively, “we” or “NTN”) and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to our consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2001.

        The consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2000.

        We have restated the results for the three and nine months ended September 30, 2000 to reflect the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, in the fourth quarter of fiscal 2000, effective as of January 1, 2000. Refer to Note 1 under “revenue recognition” in the Form 10-K for the year ended December 31, 2000. We have reclassified certain items in the prior period consolidated financial statements to conform to the current period presentation.

2. CASH AND CASH EQUIVALENTS

        For the purpose of financial statement presentation, NTN considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Of the September 30, 2001 cash position, approximately $600,000 belonged to NTN’s subsidiary, Buzztime Entertainment, Inc. (“Buzztime”) and can only be utilized for the development of the application for Scientific Atlanta, Inc. (“S-A”) and fulfillment of Buzztime’s obligations under the development, license and marketing agreement with S-A, and is not available for general corporate use. This $600,000 is the remaining amount of the $1.0 million which was raised through the sale of preferred stock of Buzztime to an affiliate of S-A (Note 7).

3. INCOME (LOSS) PER SHARE

        For the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2001 and 2000, options, warrants, convertible preferred stock and convertible notes representing approximately 13,257,000, 12,414,000, 13,180,000 and 14,105,000 potential common shares, respectively, have been excluded from the computations of net loss per share, as their effect was anti-dilutive.

4. SEGMENT INFORMATION

        We develop, produce and distribute interactive entertainment. Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network(R) and Buzztime(TM) units. NTN Network revenue is generated primarily from broadcasting content to customer locations through two interactive television networks and from advertising sold on the networks. NTN Network revenues comprised over 99% of our total revenue for the three months ended September 30, 2001. Buzztime generates revenue primarily from the distribution of its digital trivia game show content and “play-along” sports games as well as from production services provided to third parties. Included in the operating loss for both the NTN Network and Buzztime is an allocation of corporate expenses. The following tables set forth certain information regarding our segments and other operations:

                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                          --------------------------------------  ----------------------------
                                             SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                 2001                2000                2001                2000
                                          ------------------  ------------------  ------------------  -----------
                   Revenues
                       NTN Network            $5,627,000          $ 5,374,000         $16,184,000         $15,836,000
                       Buzztime                   36,000              172,000             102,000             356,000
                       Other                       1,000               67,000              13,000               87000
                                              ----------          -----------         -----------         -----------

                       Total revenue          $5,664,000          $ 5,613,000         $16,299,000         $16,279,000
                                              ==========          ===========         ===========         ===========

                   Operating income (loss)
                       NTN Network            $  157,000          $   222,000         $  (218,000)        $(2,367,000)
                       Buzztime                 (678,000)          (1,346,000)         (2,557,000)         (3,625,000)
                                              ----------          -----------         -----------         -----------

                   Operating loss             $ (521,000)         $(1,124,000)        $(2,775,000)        $(5,992,000)
                                              ==========          ===========         ===========         ===========

                   Net loss
                       NTN Network            $  (99,000)         $    (2,000)        $  (722,000)        $(3,421,000)
                       Buzztime                 (633,000)          (1,374,000)         (2,537,000)         (3,706,000)
                       IWN                            --               (7,000)                 --              58,000
                                              ----------          -----------         -----------         -----------

                   Net loss                   $ (732,000)         $(1,383,000)        $(3,259,000)        $(7,069,000)
                                              ==========          ===========         ===========         ===========
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

        We allocated the 350,043 shares between the 4% convertible notes payable and the additional stock we issued to the purchasers in the November 2000 private placement based on the relative fair value of the securities at the time of issuance. As a result, during the quarter ended March 31, 2001, we recorded a discount of approximately $153,000 against the convertible notes due to the allocation. To recognize the discount over the term of the notes, we have accreted additional interest expense of approximately $50,000 for the nine months ended September 30, 2001. As a result of the extension, we record interest expense, at an effective rate of 6% per year, throughout the term of the notes which began on January 26, 2001.

6. SETTLEMENT OF DEBT

        In April 1999, we purchased Internet Stations equipment and game licenses for $400,000 from Sikander, Inc. We issued a promissory note to Sikander, Inc. for $360,000 along with a $40,000 cash payment. In December 1999, the payment provisions were revised including issuance of a replacement promissory note for $178,000. No payments were made after March 31, 2000 on the promissory note. In June 2000, we commenced litigation against Sikander, Inc. and related defendants. As of December 31, 2000, the note balance was approximately $170,000 including accrued interest. We reached an agreement with Sikander, Inc. on March 31, 2001 to settle the balance of the promissory note and accrued interest for $25,000. The results of operations for the nine months ended September 30, 2001 include an elimination of the balance of the promissory note and accrued interest totaling $146,000, which is presented as other income in the statement of operations.

7. STRATEGIC PARTNERSHIP AND INVESTMENT IN BUZZTIME

        On June 8, 2001, Buzztime entered into a development, license and marketing agreement (the “Marketing Agreement”) with Scientific-Atlanta, Inc. (“S-A”) to co-develop an application to enable the operation of a Buzztime interactive trivia game show channel on S-A’s Explorer digital interactive set-top network, for distribution by cable operators to their subscribers. Buzztime will be responsible for the trivia game channel content including ongoing programming and player promotions. The channel will derive revenue from cable operator license fees, premium subscription fees and advertising revenue. Under the Marketing Agreement, Buzztime and S-A have predetermined commission arrangements based on sales and support of Buzztime’s products to the cable system operators.

        In connection with the Marketing Agreement, Scientific-Atlanta Strategic Investments, L.L.C., a Delaware limited liability company and affiliate of S-A, invested $1.0 million in Buzztime for 636,943 shares of Buzztime’s Series A Convertible Preferred Stock, representing 6% of Buzztime’s common shares outstanding on an as-converted basis, and warrants to obtain an additional 159,236 shares of Series A Convertible Preferred Stock (the “S-A Warrants”). Each share of preferred stock is convertible into one share of Buzztime’s common stock, subject to future adjustment, and entitled to a non-cumulative dividend of 8%, if, when and as declared by Buzztime’s board of directors. The $1.0 million investment may only be used towards development of the application for S-A and fulfillment of Buzztime’s obligations under Marketing Agreement, which are currently Buzztime’s primary focus.

        NTN granted S-A the right to exchange its shares of Buzztime’s preferred stock into shares of NTN common stock upon the earlier of (i) Buzztime is unable to obtain additional equity financing of $2.0 million before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime before June 8, 2002, (iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime before June 8, 2002. The exchange price will be the 20-day average closing price of NTN’s common stock immediately preceding the date S-A gives notice of its intent to exercise its rights.

        The exercise price of the S-A warrants is $1.57 per share. The warrants vest in 10% increments as cable system operators sign on for the Buzztime game show channel. No compensation expense has been recorded in the quarter ended September 30, 2001 as the warrants vesting provisions are contingent upon specified performance-based conditions and the low end of the range of the aggregate fair value of the warrants is zero as of September 30, 2001.

8. MINORITY INTEREST ACCOUNTING

        NTN retained majority ownership of Buzztime and, as a result, will continue to consolidate Buzztime’s operations in its financial statements. No gain or loss was recorded by NTN on this sale of Buzztime’s shares in accordance with Staff Accounting Bulletin Topic 5h - Miscellaneous Accounting, “Accounting for Sales of Stock in a Subsidiary”, as the realization of the gain is not assured given Buzztime’s history of losses from operations, net operating loss carryforwards, which are generally not available to offset capital gains, and the start-up nature of Buzztime’s products designed for the interactive television market. In addition, the ongoing business relationship with S-A through the Marketing Agreement and restrictions placed on the use of proceeds were additional factors considered in accounting for the sale of Buzztime’s shares. As a result, the investment was reflected as a capital transaction.

        The investment in Buzztime is presented as a minority interest in consolidated subsidiary on NTN’s consolidated balance sheet. The minority interest balance of $940,000, net of $60,000 of issuance costs, was reduced by S-A’s share of Buzztime’s net loss in the amount of $40,000 during the quarter ended September 30, 2001.

9. BUZZTIME 2001 STOCK INCENTIVE PLAN

        On May 31, 2001, Buzztime adopted an incentive stock option plan. The purpose of the plan is to promote the success of Buzztime and the interests of stockholders by attracting, motivating, retaining and rewarding certain officers, employees, directors and other eligible persons with awards and incentives. Pursuant to the option plan, Buzztime may grant options to purchase Buzztime common stock, subject to applicable share limits, upon terms and conditions specified in the plan. To date, no options have been granted under the plan.

10. CONTINGENT LIABILITY

        Our Canadian licensee is currently in discussions with the Canada Customs and Revenue Agency regarding a liability relating to withholding tax on certain amounts previously paid to NTN by the Canadian licensee. Our licensee has been assessed approximately $649,000 Canadian dollars (equivalent to approximately $410,000 U.S. dollars as of September 30, 2001) by Canada Customs and Revenue Agency, but is in the process of appealing the assessment. If the appeal is unsuccessful, it is unclear as to what, if any, liability NTN might have in this matter.

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

        The NTN Network is North America’s largest “out-of-home” interactive television network. Our unique private network broadcasts a variety of multi-player sports and trivia games 365 days per year to hospitality locations such as restaurants, sports bars, hotels, clubs and military bases totaling approximately 3,575 locations in North America as of September 30, 2001. The NTN Network earns revenue from delivering entertainment content to hospitality locations in the United States for a monthly fee, including installation revenue. The NTN Network also generates advertising revenue from third party advertisers on the NTN Network and license fee revenue from our Canadian licensee.

        The NTN Network is the only interactive television network that is specifically designed to entertain the out-of-home viewer. Where most other television broadcasts are produced for the home viewer who is passively watching from six feet away, our broadcast is easily viewed from a distance of 15 feet or more. In addition, our content is not dependent upon audio, so it does not interfere with the location’s own sound system or with patrons’ conversations. Our content is designed to promote social interaction and stimulate conversation among the patrons. Hospitality locations pay to use our interactive technology to receive our entertainment broadcast.

        In April 1999, we began upgrading the NTN Network by introducing a new Windows 98-based “Digital Interactive TV” (“DITV”) system to replace our decade-old DOS-based system. The new digital system contains many new features, including a Windows-based platform with full-motion video capabilities and high-resolution graphics to allow more compelling content and better advertising opportunities. In addition, we have introduced new, more consumer friendly Playmaker(R) wireless game pads that operate at 900 MHz to increase transmission range and have a longer battery life. The new Playmakers also feature a larger, eight line LCD screen that displays sports scores and other ticker information and enables electronic, text-based chat between patrons.

        Buzztime was incorporated in the state of Delaware in December 1999. Buzztime currently is the distributor of the largest known digital trivia game show library and many unique “TV play-along” sports games. Buzztime’s TV play-along sports games are played while watching a sporting event on television. The games allow players to enter play call predictions and to be ranked against other players. For example, while watching an NFL football game on television, a player can predict whether the quarterback will pass or run the ball. The play call prediction must be entered by the player prior to the ball snap. Once the play has been completed, the player’s score is tabulated and ranked against other players.

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

        We have separate strategies for each of our two operating units. For the NTN Network, our strategy is to increase the number of paying customers and advertising revenue while continuing to lower operating costs. To increase sales, we are focused on increasing targeted sales efforts in the top twenty metropolitan markets. To lower costs, we are focused on reducing telecommunications and technology costs. Our strategy also calls for using newly available and inexpensive broadband connectivity and taking advantage of the availability of inexpensive wireless Internet appliances to deliver new content and services, for additional revenues, to locations and their consumers. For Buzztime, we intend to focus increasingly on the distribution of Buzztime content to interactive television markets and to wireless devices. These distribution channels should increase future direct revenues while also increasing player registrations and loyalty, regardless of the consumer’s point of access. The NTN Network will continue to be a key element in promoting the Buzztime brand. In addition, we expect to generate revenues through a combination of direct consumer marketing, advertising, game sponsorships, pay-to-play and subscription models across all platforms. There can be no assurance, however, that we will be successful in executing this strategy.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

        Operations for the three months ended September 30, 2001 resulted in a net loss of $732,000 compared to a net loss of $1,383,000 for the three months ended September 30, 2000. The results for the quarter ended September 30, 2000 have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 in the fourth quarter of fiscal 2000, effective as of January 1, 2000.

        Total revenues increased by $51,000 or 1%, to $5,664,000 for the three months ended September 30, 2001 from $5,613,000 for the three months ended September 30, 2000. This increase was primarily due to NTN Network revenues as shown in the following table (in thousands):

                                 THREE MONTHS ENDED
                                    SEPTEMBER 30
                                 ------------------
                                  2001         2000
                               ---------    ---------
     NTN Network Revenues         $5,627       $5,374
     Buzztime Service Revenues        36          172
     Other Revenues                    1           67
                                  ------       ------
     Total Revenues               $5,664       $5,613
                                  ======       ======

        NTN Network revenues increased by $253,000 or 5%, to $5,627,000 for the three months ended September 30, 2001 from $5,374,000 for the three months ended September 30, 2000. This increase was due in part to installation, training and setup revenue which increased approximately $66,000 due to an increase in amortization of previously deferred fees. Hospitality subscription revenues increased by approximately $311,000 due to an increase in the number of sites. The total number of sites as of September 30, 2001 was approximately 3,575, representing a net increase of 169 sites compared to September 30, 2000. Advertising revenue decreased by approximately $139,000 due to fewer advertising contracts for the three months ended September 30, 2001. At September 30, 2001, approximately 94% of the sites have been converted to the digital network compared to approximately 83% of the sites converted as of September 30, 2000.

        Buzztime revenues were $36,000 for the three months ended September 30, 2001, compared to $172,000 for the three months ended September 30, 2000. The third quarter 2000 revenues arose out of production and advertising revenue which did not recur in 2001.

        Direct operating costs decreased by $229,000 or 9%, to $2,263,000 for the three months ended September 30, 2001 from $2,492,000 for the three months ended September 30, 2000. This is due in part to communication charges which decreased by approximately $152,000 due to technical changes made in 2000 and to a change in vendors during the three months ended September 30, 2001. Freight expenses decreased by approximately $75,000 due to 94 less installations of the DITV equipment and less incoming shipments of Playmakers for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. Hosting fees also decreased approximately $145,000 due to the consolidation of equipment at two separate locations to one location in 2001. Depreciation and amortization increased by approximately $101,000 for the capitalized purchases of broadcast equipment associated with the digital network. Playmaker repairs increased by approximately $66,000 due to the warranty expiring on some of the Playmakers.

        Selling, general and administrative expenses decreased by $164,000 or 4%, to $3,499,000 for the three months ended September 30, 2001 from $3,663,000 for the three months ended September 30, 2000. Consulting expenses decreased by approximately $142,000 due to various projects reaching completion in the past year. Stock-based compensation decreased $450,000 due to the impact of marking warrants to market at September 30, 2001, in accordance with variable accounting, and awards granted and fully expensed in 2000. Expenses related to the annual report and shareholder meeting decreased approximately $66,000 caused in part by the timing of the meeting being held in June this year compared to July in 2000. Office lease expense decreased approximately $32,000 due to the expiration of an office lease in 2001. Various other expenses decreased due to general cost cutting measures that have been implemented. Marketing expenses increased approximately $61,000 due to an effort to increase site count and to introduce new games in 2001. Professional fees increased approximately $175,000 primarily due to the reversal of certain professional fee accruals during the three months ended September 30, 2000, after certain expenses were less than anticipated. Bad debt expense also increased $416,000 due to reassessment of the allowance in 2000 and increased collections in 2000 which lowered bad debt expense in the prior period.

        Depreciation and amortization expense decreased 13% to $423,000 for the three months ended September 30, 2001 from $485,000 for the three months ended September 30, 2000, due to certain assets becoming fully depreciated.

        Research and development expenses were not significant for the three months ended September 30, 2001, compared to $97,000 for the three months ended September 30, 2000. For the three-month period ended September 30, 2000, our research and development efforts focused primarily on the upgrade of the NTN Network as well as our Internet web site.

        Interest expense decreased 19% to $227,000 for the three months ended September 30, 2001, compared to $281,000 for the three months ended September 30, 2000, due to the expiration of various capitalized leases as well as the decrease in the interest rate on the convertible notes payable from 7% to 4%.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

        Operations for the nine months ended September 30, 2001 resulted in a net loss of $3,259,000 compared to a net loss of $7,069,000 for the nine months ended September 30, 2000. The results for the nine months ended September 30, 2000 have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 in the fourth quarter of fiscal 2000, effective as of January 1, 2000.

        Total revenues increased by $20,000 or less than 1%, to $16,299,000 for the nine months ended September 30, 2001 from $16,279,000 for the nine months ended September 30, 2000. This increase was primarily due to NTN Network revenues as shown in the following table (in thousands):

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30
                                        ----------------------
                                        2001           2000
                                     ----------      ---------
        NTN Network Revenues          $16,184         $15,836
        Buzztime Service Revenues         102             356
        Other Revenues                     13              87
                                      -------         -------
        Total Revenues                $16,299         $16,279
                                      =======         =======

        NTN Network revenues increased by $348,000 or 2%, to $16,184,000 for the nine months ended September 30, 2001 from $15,836,000 for the nine months ended September 30, 2000. This increase was due to installation, training and setup revenue which increased approximately $385,000 due to an increase in amortization of previously deferred fees. Hospitality subscription revenues also increased by approximately $440,000 due to an increase in the number of sites. The total number of sites as of September 30, 2001 was approximately 3,575, representing a net increase of 169 sites compared to September 30, 2000. These increases were offset by a decrease of approximately $468,000 in advertising revenue due to fewer advertising contracts during the nine months ended September 30, 2001. At September 30, 2001, approximately 94% of the sites have been converted to the digital network compared to approximately 83% of the sites converted as of September 30, 2000.

        Buzztime revenues were $102,000 for the nine months ended September 30, 2001, compared to $356,000 for the nine months ended September 30, 2000, due to production and advertising revenue which did not recur in 2001.

        Direct operating costs decreased by $2,003,000 or 23%, to $6,620,000 for the nine months ended September 30, 2001 from $8,623,000 for the nine months ended September 30, 2000. This is primarily due to a decrease in depreciation and amortization of approximately $1,222,000 due to the DOS-based network equipment being fully depreciated by June 2000, which is offset by an increase in depreciation for the capitalized broadcast equipment associated with the digital network. Communication charges decreased by approximately $414,000 due to technical changes made in 2000 and a change in vendors during the three months ended September 30, 2001. Freight expenses decreased by approximately $183,000 due to 753 less installations of the DITV equipment and less incoming shipments of Playmakers for the period ended September 30, 2001. Advertising commissions also decreased approximately $365,000 as a direct result of decreased NTN Network advertising revenue for the nine months ended September 30, 2001. Playmaker repairs increased by approximately $215,000 due to the warranty expiring on some of the Playmakers.

        Selling, general and administrative expenses decreased by $914,000 or 8%, to $11,066,000 for the nine months ended September 30, 2001 from $11,980,000 for the nine months ended September 30, 2000. Consulting expenses decreased by approximately $312,000 due to various projects reaching completion in the past year. Stock-based compensation decreased $709,000 due to the impact of marking warrants to market at September 30, 2001, in accordance with variable accounting, and awards granted and fully expensed in 2000. Supplies, printing costs and seminars decreased approximately $211,000 due to general cost cutting measures and fewer new employees in 2001. Various other expenses decreased due to general cost cutting measures that have been implemented. Marketing expenses increased approximately $138,000 due to an effort to increase site count and to introduce new games in 2001. Professional fees increased approximately $81,000 primarily due to the reversal of certain professional fee accruals for the three months ended September 30, 2000, after expenses were less than anticipated. Bad debt expense increased $134,000 due to reassessment of the allowance in 2000 and increased collections in 2000 which lowered bad debt expense in the prior period.

        Depreciation and amortization expense decreased 4% to $1,292,000 for the three months ended September 30, 2001 from $1,349,000 for the three months ended September 30, 2000, due to certain assets becoming fully depreciated.

        Research and development expenses were $96,000 for the nine months ended September 30, 2001, compared to $319,000 for the nine months ended September 30, 2000. The current period expenses resulted from our research and development efforts related to the next generation of the digital network and interactive television initiatives. For the nine-month period ended September 30, 2000, our research and development efforts focused primarily on the upgrade of the NTN Network as well as our Internet web site.

        Interest expense decreased 20% to $679,000 for the nine months ended September 30, 2001, compared to $850,000 for the nine months ended September 30, 2000, due to the expiration of various capitalized leases as well as the decrease in the interest rate on the convertible notes payable from 7% to 4%.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2001, we had cash and cash equivalents of $1,663,000 and a working capital deficit of $3,097,000, compared to cash and cash equivalents of $2,188,000 and working capital of $893,000 at December 31, 2000. The cash balance at September 30, 2001 includes approximately $600,000 which can only be utilized for the development of the application for S-A and fulfillment of Buzztime’s obligations under the development, license and marketing agreement and is not available for general corporate use. The primary reason for the working capital deficit was the reclassification of the revolving line of credit from a long-term liability to a short-term liability in 2001 as the line of credit matures on June 30, 2002.

        Net cash provided by operations was $542,000 for the nine months ended September 30, 2001 and $581,000 for the nine months ended September 30, 2000. The principal uses of cash from operations for the nine months ended September 30, 2001 were to fund our net loss, which includes Buzztime initiatives. Depreciation, amortization and other non-cash charges offset the net loss.

        Net cash used in investing activities was $867,000 for the nine months ended September 30, 2001 and $6,319,000 for the nine months ended September 30, 2000. Included in net cash used in investing activities for the nine months ended September 30, 2001 was $979,000 in capital expenditures which was partially offset by $112,000 for deposits on broadcast equipment received.

        Net cash used in financing activities was $200,000 for the nine months ended September 30, 2001 and net cash provided by financing activities was $6,393,000 for the nine months ended September 30, 2000. The cash used in financing activities for the nine months ended September 30, 2001 included $512,000 of principal payments on capital leases, $25,000 in principal payments on a note payable, and $557,000 of net payments on the revolving line of credit. Net cash used in financing activities were offset by $1.0 million raised by Buzztime offset by issuance costs of $59,000, and issuance costs of $139,000 related to the capital raised in November 2000, and $92,000 of proceeds from the exercise of stock options and warrants.

        We currently have a revolving line of credit agreement with Coast Business Credit, which was amended in May 2001. The line of credit provides for borrowings not to exceed the lesser of a designated maximum amount or three times trailing monthly collections or three times annualized trailing adjusted EBITDA. The maximum line of credit is being gradually reduced from $4,000,000 at April 1, 2001 to $2,750,000 at December 31, 2001. As of October 1, 2001, the maximum line of credit was $3,400,000. Our availability under the revolving line of credit may be further reduced if our monthly collections or operating income falls below certain levels. The line of credit is secured by substantially all of our assets.

        The amendments to our revolving line of credit in May 2001 also allow equity raised by us to be added to the EBITDA calculation and permit us to exclude the effect of Staff Accounting Bulletin No. 101 for the fiscal year 2000. The amendments also required us to raise $1.0 million in equity by June 30, 2001, maintain a minimum cash level of $0.4 million each month and to limit our cash burn to not more than $1.0 million from April 1, 2001 onward without receiving additional equity. The line of credit matures on June 30, 2002. The recent investment in Buzztime by an affiliate of Scientific-Atlanta, Inc., discussed below, satisfied the $1.0 million equity requirement.

        Our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business. Any reduction in availability under our revolving line of credit may further constrain our liquidity.

        Subject to any unexpected changes in our business that may occur as a result of a continued economic slowdown in the economy, and unless we incur unanticipated expenses, we believe we will continue generating adequate cash from the operation of the NTN Network which, when combined with cash resources on hand, the existence of its line of credit and the S-A investment, will allow it to continue to fund the Buzztime subsidiary at least until June 2002 at current operational levels of the company.

        But our liquidity and capital resources remain limited and this may constrain our ability to grow either of our two businesses. In addition, any reduction described in the pay down process in availability under our revolving line of credit beyond the above may further constrain our liquidity.

        If current BUZZTIME Channel sales efforts to cable operators succeed as planned, management intends to aggressively increase Buzztime sales and marketing efforts to more quickly advance its distribution within the North American market, which will require additional capital. Based upon current sales targets, we anticipate that Buzztime will require an additional $2,000,000 financing within the next twelve months (in addition to the $1,000,000 from Scientific Atlanta that has been already received). As part of our financing plan, we will try to obtain direct investments in Buzztime. If additional financing is not obtained, our accelerated growth plans will be deferred. If cash generated by the NTN Network is insufficient to cover Buzztime’s expenses and if additional financing for Buzztime is not obtained and then we cannot reduce cash expenditures at Buzztime sufficiently, we may not be able to sustain the operations of Buzztime beyond June 2002. S-A has an option to exchange the S-A shares of Buzztime’s preferred stock into shares of NTN common stock if Buzztime does not obtain additional equity financing of $2,000,000 before June 8, 2002.

        Based on slowness in the economy and a lengthening of our sales cycle for adding new sites to the NTN Network management has reduced selected sales and marketing costs. We now plan to increase our number of sites to 3,600 in the U.S. and Canada by the end of 2001, which is a reduction from the previously stated goal of 4,000. The NTN Network currently generates cash flow sufficient to sustain its operations in this reduced growth scenario for the next twelve months. However, we will need to raise additional capital in the form of senior debt, subordinated debt and/or equity to pay off the line of credit facility, which expires in June 2002. Management is currently in discussions with several lending institutions for the purposes of replacing its credit line, but no assurance can be made that it will be able to obtain additional financing on terms favorable to us or at all, in which case we would likely sell common stock to replace the credit line, which will be at $2,750,000 at that time.

RECENT DEVELOPMENTS

        We transmit our data to our hospitality customer sites via PanAmSat’s Galaxy IIIR (“GIIIR”) satellite. We were recently notified by the reseller through which we contract this service that PanAmSat’s GIIIR satellite experienced a failure of its primary Satellite Control Processor (“SCP”). The SCP is the principal computer for command and control of the satellite. As expected and planned for in this event, the secondary SCP took over control of the satellite with minimal interruption.

        The satellite is currently operating normally and is stable but now has only one operable SCP. If the secondary SCP were to fail, PanAmSat would lose control of GIIIR and it would become unusable. Also, GIIIR is the in-orbit spare for another satellite, Galaxy VIIIi. If Galaxy VIIIi were to fail, it is possible that NTN could lose the use of GIIIR.

        Our reseller states that PanAmSat has made it clear to them that it expects GIIIR to continue operating normally until it is replaced in the second quarter of 2002 and that it has a contingency plan for making replacement capacity available to us on another satellite in its fleet if GIIIR were to become unavailable.

        In the event that we were forced to switch to another satellite, we would incur significant costs associated with re-pointing its satellite receivers. In addition, we could experience higher operating costs to transmit data to our customers via telephone lines and the Internet during the transition period.

        In order to provide some historical context to this risk, in 1998, we were forced to switch from the satellite that we were then using to PanAmSat GIIIR since the previous satellite became inoperable. That transition was completed in approximately two weeks.

        Another potential risk, as our country is at war, is the possibility that our government could pre-empt a satellite for national security reasons, as the United States satellite operators are federally licensed. This would appear to be unlikely as our government has a strong communications infrastructure in place domestically. Also, it is likely the satellite would not be at risk of being damaged by any of the physical aspects of the war due to the fact that the satellite orbits over 22,000 miles above the earth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of September 30, 2001, we owned common stock of an Australian company that is subject to market risk. At September 30, 2001, the carrying value of this investment was $224,000, which is net of a $593,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At September 30, 2001, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $22,000 in the carrying value of the investment.

        We have outstanding convertible notes which bear interest at 4% per annum and line of credit borrowings which bear interest at a rate equal to the higher of the prime rate plus 1.5% per annum, or 9% per annum. At September 30, 2001, a hypothetical one-percentage point increase in the prime rate would result in an increase of $39,000 in annual interest expense.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        As previously reported in our Annual Report on Form 10-K for the period ended December 31, 2000, an action was filed in 1992 in the Trial Division of the Federal Court of Canada by Interactive Network naming us and our unaffiliated Canadian licensee as defendants. We filed a counterclaim against Interactive Network in the same action. The litigation involves licensing and patent infringement issues. These actions affect only the operations of our Canadian licensee and do not extend to our operations in the United States or elsewhere. In August 2001, the parties to completed examinations for discovery, as ordered by the Court. We expect the Court to assign a date for a pretrial conference in the matter shortly.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On July 2, 2001, we issued approximately 72,000 shares of common stock, to the holders of the outstanding 4% senior convertible notes, in a private transaction in payment of interest of approximately $40,000 on such notes.

        On August 1, 2001, we issued approximately 46,000 shares of common stock to two accredited investors under the penalty provisions arising out of the failure of the Securities and Exchange Commission to declare effective a resale registration statement within the time limits required under the registration rights agreement in connection with our private placement of shares on November 14, 2000.

        Each offering and transaction was made without registration under the Securities Act of 1933, as amended (the “Act”) in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 5. OTHER INFORMATION.

        In August 2001, we entered into an agreement with NFL Enterprises, L.P. extending our license through the 2002-2003 professional football season. The NFL license grants us the rights to feature NFL marks for QB1 Predict the Play play-along sports game applications for broadcast by the NTN Network and for NTN Network advertising, promotion and point-of-sale materials. We pay the NFL a royalty based on revenues billed by the NTN Network in connection with QB1 play. Royalty expenses under the agreement are not material to us.

        In October 2001, Stephen L. Gray resigned from his position as our Chief Technology Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

None

(b) Reports on Form 8-K

None.

__________

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN COMMUNICATIONS, INC.
Date: October 23, 2001
By: /s/ James Frakes
-----------------------------------------
James Frakes
Authorized Signatory and Chief
Financial Officer