Form 10-K
period 2001-12-31
NTN COMMUNICATIONS INC
filed 2002-03-06
CIK 748592

===============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------
                                    FORM 10-K
                              ---------------------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER 1-11460

                            NTN COMMUNICATIONS, INC.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                           31-1103425
           (State or Other Jurisdiction of          (I.R.S.Employer
            Incorporation or Organization)          Identification No.)

                5966 LA PLACE COURT
                CARLSBAD, CALIFORNIA                      92008
            Address of Principal Executive             (Zip Code)
                      Offices)

                                 (760) 438-7400

              (Registrant's telephone number, including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE ON
            TITLE OF EACH CLASS                WHICH REGISTERED
       ------------------------------       --------------------------
        Common Stock, $.005 par value         American Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of Registrant as of February 19, 2002, computed by reference to the closing sale price of the common stock on the American Stock Exchange, was approximately $32,818,084. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 19, 2002, Registrant had 38,681,020 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not Applicable

================================================================================



                                TABLE OF CONTENTS

ITEM                                                              PAGE
----                                                              ----

                                     PART I

1.      Business.................................................    1
2.      Properties...............................................   11
3.      Legal Proceedings........................................   11
4.      Submission of Matters to a Vote of Security Holders......   12

                                    PART II

5.      Market for Registrant's Common Equity and Related
        Stockholder Matters......................................   12
6.      Selected Financial Data..................................   13
7.      Management's Discussion and Analysis of Financial
        Condition and Results of Operation.......................   13
7A.     Quantitative and Qualitative Disclosures About
        Market Risk..............................................   26
8.      Consolidated Financial Statements and Supplementary Data.   26
9.      Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure......................   27

                                    PART III

10.     Directors and Executive Officers of the Registrant.......   27
11.     Executive Compensation...................................   29
12.     Security Ownership of Certain Beneficial Owners and
        Management...............................................   32
13.     Certain Relationships and Related Transactions...........   33

PART IV

14.     Exhibits, Consolidated Financial Statement Schedule,
        and Reports on Form 8-K..................................   33
        Index to Consolidated Financial Statements and Schedule..  F-1

                                     PART I

ITEM 1. BUSINESS

     THIS REPORT  CONTAINS  "FORWARD-LOOKING  STATEMENTS"  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 THAT REFLECT OUR CURRENT ESTIMATES, EXPECTATIONS AND PROJECTIONS ABOUT OUR FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES, INCLUDING STATEMENTS RELATED TO OUR STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND FINANCIAL POSITION. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "COULD," "ESTIMATE," "EXPECT," "INTEND," "MAY," "SHOULD," "WILL," "PLAN," "WOULD" AND
SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS ARE SET FORTH IN THIS REPORT UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

GENERAL

     NTN  Communications,  Inc.,  based in  Carlsbad,  California,  develops and distributes interactive entertainment and owns and operates the largest "out-of-home" interactive consumer marketing television network in North America.

     We operate our businesses principally through two operating segments: The NTN Network(R) division and Buzztime Entertainment, Inc.(TM) subsidiary ("Buzztime"). The NTN Network operates two interactive television networks: our newer digital network (DITV) introduced in April 1999, to which approximately 95% of our U.S. sites subscribe, and our original DOS-based network, which is primarily broadcast to sites in Canada on behalf of our Canadian licensee. Both networks broadcast daily a wide variety of popular interactive games, advertisements and informational programming to consumers in approximately 3,600 restaurants, sports bars and taverns throughout North America. Buzztime, our 94%-owned subsidiary, was formed in December 1999 to be the ownership entity for our broadcast studio and game content; to develop new multiplayer interactive entertainment content; and to distribute our trivia and live sports "play-along" content to both the NTN Network and new consumer interactive platforms.

     Unless otherwise indicated, references herein to "NTN," "we," "us" and "our" include NTN and its consolidated subsidiaries.

INDUSTRY SEGMENTS

     Financial information for each of our business segments for each of the last three fiscal years is contained in the Notes to the Consolidated Financial Statements included in Item 14 of this Form 10-K.

BUSINESS STRATEGY

     Our objective is to grow our businesses as a leading developer and distributor of interactive entertainment and communication products and services across several interactive platforms, including our out-of-home network, interactive television ("iTV") and wireless devices. To accomplish our objectives we are pursuing strategies to:

     o Increase the number of out-of-home locations serviced by the NTN Network. We intend to accomplish this increase by expanding our product offerings to include more value-added services, adding personnel to our sales force and providing new and updated content on a regular basis.

     o Develop and distribute the BUZZTIME trivia channel to cable and satellite operators with the intent to become the first content provider to deploy a live interactive television, sometimes referred to as iTV, entertainment channel. We have adapted or are planning to adapt our interactive trivia game show content and technology to the leading interactive television platforms, to gain market share by partnering with major industry manufacturers and distributors, and to utilize our broadcast interactive television studio as a development and production facility to develop and deepen relationships with media-related companies. We also plan to continue to support our efforts in the early-stage wireless entertainment market through partnerships with leading wireless distributors and carriers.

     o Increase revenues through current and new revenue sources. The NTN Network earns subscription revenue from subscribing out-of-home locations and third-party advertising revenue as well as production services and license fee revenue from

          Buzztime. We expect to continue generating revenue through these sources and, by growing our customer base, we also expect to see revenue growth in subscription and advertising revenue. Similarly, as Buzztime gains distribution with cable television operators, we expect to increase revenue through three sources: license fees paid by local cable television operators; fees paid by interactive television home subscribers for premium services or pay-per-play transactions; and advertising revenue. Both business units will also be exploring market opportunities to acquire complimentary businesses to increase revenues and earnings.

     We have incurred net losses in the last five years and expect to incur losses through at least the end of 2002. Recent losses have been primarily as a result of significant expenditures related to the Buzztime initiatives for which no significant revenues have yet been generated.

THE NTN NETWORK

General

     The NTN  Network  is  North  America's  largest  "out-of-home"  interactive television network. Our unique private network broadcasts a variety of interactive multi-player sports and trivia games from 15 to 17 hours a day, depending on the time zone, 365 days per year to hospitality locations such as restaurants, sports bars, hotels, clubs and military bases totaling approximately 3,600 locations in North America as of February 12, 2002. The NTN Network earns revenue from delivering entertainment content to hospitality locations for a monthly fee, including installation revenue. The NTN Network also generates advertising revenue from third party advertisers on the NTN Network and license fee revenue from our Canadian licensee.

     The NTN Network is the only interactive television network that is specifically designed to entertain the out-of-home viewer. Patrons use our hand-held wireless Playmaker devices to interact with trivia and sports games displayed on television screens in the hospitality location. Our content is designed to promote social interaction and stimulate conversation among the patrons. Hospitality locations pay to use our interactive technology and to receive our entertainment broadcast. Our games are broadcast to be easily viewed from a distance of over 15 feet and are not dependent upon audio, so they do not interfere with the location's own sound system or with patrons' conversations.

     Independent research confirms that NTN players stay longer, spend more and visit more frequently than non-players, supporting the value proposition to subscribing locations.

     In April 1999, we began upgrading the NTN Network by introducing our "Digital Interactive TV" system to replace our decade-old DOS-based system. The DITV system contains many new features, including a Windows-based platform with full-motion video capabilities and high-resolution graphics to allow more compelling content and better advertising opportunities. In addition, we introduced new, more consumer friendly Playmaker(R) wireless game appliances that operate at 900 megahertz to increase transmission range and have a longer battery life. The new Playmakers also feature a larger, eight line LCD screen that displays sports scores and other ticker information and enable electronic, text-based chat between patrons.

     Currently, the NTN Network operates two parallel networks to broadcast our interactive game content. The more dynamic DITV digital network has largely supplanted the original DOS-based platform. As of the end of 2001, all but 159 of the U.S. sites had converted to the DITV network. Our Canadian licensee also has not yet converted any of its subscribers to the DITV network. The DITV system provides greater growth and revenue opportunities due to its MPEG full motion video capability, allowing for dynamic presentation of enhanced on-screen interactive game programming and full motion advertising capabilities. The DITV system also features a more robust 900-megahertz Playmaker that facilitates consumer interaction with the network.

Principal Products and Services

     Entertainment Programming

     The NTN Network broadcasts a variety of sports and interactive trivia games, primarily developed by Buzztime, that entertain and challenge a player's skill and knowledge while creating significant customer loyalty. Our customers, typically casual dining restaurants and sports bars, generally execute a one-year contract to obtain our services and pay a monthly fee ranging from $400 to $800, with an average of approximately $530. Each subscribing hospitality location is furnished with our proprietary equipment, including a customized site server computer, a satellite data-receiving unit (usually a small satellite dish), and an average of 14 Playmakers, which players use to enter their game play selections.

     The NTN Network features games licensed pursuant to a perpetual non-exclusive license agreement from Buzztime. We generally broadcast "premium" trivia competitions during weekday evening hours and live interactive sports-oriented play-along games on weekends. Key premium games include the 90-minute game, "Showdown", broadcast every Tuesday evening. For the past three years, our popular "QB1 Predict-the-Play" football game has been the only sports game broadcast on a regular basis, and is available only during the football season. Selected one-time games, such as "Brackets", a prediction game for the college basketball tournament, and "The Annual NTN Awards Show", predicting the live outcome of the Academy Awards, have also been popular. In spring 2002, the network will also launch "The Million Dollar Match" as a seasonal promotional premium game.

     During "live" interactive sports and awards programs, players participate in the play-along programs using two television screens. One screen features the live broadcast from the television network (for example, an NFL football game), while the second screen displays the NTN Network program. Participants play the game by entering their selection on the Playmakers, which then transmit a radio signal to the on-site computer. The NTN Network's interactive programming permits players to compete in real-time within each location and to be ranked against players in all locations throughout North America. At the conclusion of each game broadcast, players' scores are calculated and top scores are sent via phone lines to our broadcast center in Carlsbad, California. Within minutes, rankings for each location are tabulated and displayed and rankings and scores for the top locations are transmitted back to all locations via the NTN Network for display. This ranking feature enables each location to create on-premise promotions to increase patron loyalty as well as positioning us to capture national sponsors who want to use the competitions as a promotional tool.

     In between these premium and sports games, as part of our daily broadcast, the NTN Network broadcasts 30-minute general interest trivia games which start every half-hour and also include local and national rankings. The programming is created to build a sense of community within each location by providing its customers the opportunity to compete against one another as well as against consumers in other locations across the country. The unique community created through competition, intellectual challenge and personal recognition received by players on the NTN Network encourages patrons to stay longer at locations and return more often, enabling the locations to increase sales.

     During the hours the NTN Network is not broadcasting interactive games, we use our broadcast network to transmit sports information as well as NTN Network programming and other relevant information to location employees. We obtain the majority of our sports information (for which we pay a monthly fee) from Sportsticker wire service, which we electronically reformat and retransmit as part of our broadcast to our customers.

     Our programming will begin to evolve beyond trivia and play-along sports and entertainment events to include offerings designed to appeal to broader consumer segments and provide additional entertainment value to existing consumers. We have introduced three non-trivia game concepts: BINGO, designed to appeal to a different demographic than typical trivia players; the "Playmaker Zone", a suite of Playmaker-only games; and have also tested live action video concepts to broaden our programming mix. We are also considering adding certain other wireless applications that are relevant to the hospitality industry to our product line. We may add these incremental hospitality products through reseller arrangements or through acquisition.

Advertising

     The NTN Network, in a manner similar to the television broadcast medium, sets aside a number of minutes of each broadcast hour for paid advertisements, spots for the NTN Network's competitions and special events, "tune-in spots" promoting the NTN Network programming schedule, and public service announcements.

     The NTN Network allocates 14 minutes each hour for advertising spots, promotional spots and "tune-in spots." Each spot is designed to be 15 seconds in length for a total of 56 spots per hour, and, if necessary, we can broaden the commercial units to 30 seconds to accommodate advertiser campaigns. We can insert advertising messages into our interactive sports and trivia programming at any number of specific locations. Further, we have the capability to broadcast advertising messages over the NTN Network to all of our customers or customize messages for broadcast to a specific customer location or to several locations. Sponsorships of programs are also available and provide advertisers with specific premium exposure within a sponsorship program.

     Of the 56 available spots per hour, we reserve 28 for national advertisers with 20 additional spots reserved for regional advertisers that are priced on a supply versus demand basis. Using audience estimates and our regular, non-discounted rates, we have approximately $32.2 million in annual inventory to support national and regional advertising. The remaining eight spots are offered to the individual site for local promotion and direct revenue opportunity. However, we may discount the advertising rates by as much as 25%. In 2001, we sold approximately $1.0 million in national and regional advertising primarily to companies in the wine, beer and spirits category, as well as in the entertainment and automotive categories. We believe more opportunities exist to build business with these and other advertisers.

Distribution

     We develop and produce original programming at our facilities in Carlsbad, California for distribution to our sites. Our facilities are equipped with video, satellite and communications equipment, and our proprietary "I.C.E. Box" multimedia site server computers. We can provide simultaneous transmission of up to 16 live events for interactive play and a multitude of interactive games and other programs, allowing distribution of different programs to customers in different geographical locations.

     We use either satellite or Internet service providers to distribute our programming to our customers. We are not dependent upon either service because there are several other providers that offer similar services. We endeavor to use the most effective and least expensive multiple data transmission techniques to distribute data from our facilities to customers.

     We have granted an exclusive license to NTN Interactive Networks, a Canadian company, to conduct all business relating to our content and hardware products throughout Canada. We currently distribute programming from our broadcast center to approximately 500 hospitality locations in Canada on behalf of our licensee.

     We also granted an exclusive license to eBet Limited, an Australian company, to distribute our games in commercial establishments and other public places throughout Australia and New Zealand via eBet Limited's own licensed network. Our Australian licensee currently broadcasts to approximately 20 hospitality locations.

Marketing

     We market our services to potential hospitality customers primarily through advertising in national industry trade periodicals, national and regional industry trade shows, telemarketing, direct mail and direct contact through our field representatives. All sales prospects are organized and tracked through shared database software and managed through our regional-based sales management organization utilizing direct salespersons in key markets combined with independent representatives who sell, service and support the hospitality industry in markets outside major metropolitan areas.

     To generate and maintain consumer demand, we schedule and run ongoing promotions, player, and location-based competitions on a local, regional, national and international basis (through our licensees). These competitions are scheduled nightly as part of the NTN Network trivia programming and throughout the NFL football season.

     In  addition  to  delivering  a  highly  desirable   entertainment  seeking
demographic  group  through  network  advertising,   the  NTN  Network  provides
value-added marketing tools for the advertiser. OmniPoll, our interactive research polling tool, utilizes the Playmaker and information on the screens to acquire both broad and discrete demographic and psychographic information regarding consumer's attitudes, awareness and purchase intent for network sponsors' products and services. In addition, by combining the data available through our database, we can provide a complete interactive marketing communications solution that incorporates brand exposure, on-site promotion, quantitative and qualitative research and follow-up communication via email.

Frequent Player Program

     Another core element to our marketing is our PlayersPlus-(R) frequent player program. The NTN Network's PlayersPlus frequent player club, numbering over 1.1 million current members, offers advertisers an effective tool for market research and direct marketing. Players Plus members join by entering their name, address, zip code and identification number into a Playmaker, which is then captured at our broadcast center. Members earn points each time they play and also may have a chance to win prizes in the monthly Players Plus sweepstakes. Points earned by Players Plus members have no cash or redemption value. Sponsors are capable of receiving feedback through interaction with customers in the form of customer surveys on the NTN Network or via email.

     Our research indicates that players place a high value on recognition for achievement and game play prowess. Achieving higher point levels earns the PlayersPlus member a higher status within the NTN Network rankings. We broadcast the leading player names and rankings within their home location and provide network-wide national exposure as well, which supports higher player satisfaction levels and repeat game play.

     Based on a study we conducted in December 2000, 18% of these registered players engage in our network games everyday, 32% play once or twice a week, and 12% play once or twice a month. To further support our growth objectives, we are currently expanding database capabilities that will enable cross promotion between all NTN interactive platforms, whether they are in or out of the home. As an example of this focus, we are enhancing our corporate web site, www.ntn.com, to provide expanded services for customers including site statistical information on game play, direct point-of-sale/marketing material ordering, special services and employee contests and information regarding special events, programming and promotions. To keep NTN players engaged, the site will feature player profile updates, special "game within game" competitions, news, information and a "site-finder" to enable consumers to find the nearest NTN Network location while traveling.

     We are enhancing PlayersPlus to increase data mining capabilities by enabling registration of more players and increasing our database of names, email addresses and demographic information. We use this information to expand direct marketing opportunities, as well as no-cost internal research for new product development, new game concepts and player satisfaction studies.

Raw Materials

     Each system installed at a hospitality location is assembled from off-the-shelf components available from a variety of sources, except for the Playmakers. We are responsible for the installation and maintenance of each system. Our current Playmaker is a hand-held, 900-megahertz radio frequency device used to enter choices and selections by players and is manufactured by Climax Technology, Ltd., a non-affiliated manufacturer in Taiwan. Before conversion to the DITV network, we had previously experienced problems in the performance of our 49-megahertz Playmaker device. In an effort to address these equipment function problems, we developed and introduced the current 900-megahertz Playmaker. The new device has proven more reliable than the previous Playmaker.

     The servers we maintain to store and distribute our online services include:

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

Seasonality

     Our business has some seasonal elements. While we bill revenue monthly as service is provided to customers, three factors increase our revenues in the second half of the year over the first half. First, sales of new locations have traditionally been higher in the summer and early fall months compared to the rest of the year. Second, existing customers pay an incremental amount for our QB1 Predict the Play football game and order additional Playmakers to meet their patrons' demands to play that game. Third, we typically gain additional advertising customers that want to participate in our football-oriented broadcasts.

     The hospitality industry has historically experienced a relatively high business failure rate. That factor combined with change in ownership and non-renewal of contracts leads to a loss of a certain amount of our customers each year. We refer to this collective loss of customers as "churn." Our historical churn experience has also been seasonal in that the percentage of churn has been highest following the completion of the NFL season in February, although churn occurs in all months. During our operating history, approximately 18% to 30% of the existing NTN Network customers at the beginning of a year have churned by the end of that year. We believe the introduction of the new digital network and 900 megahertz Playmakers have reduced the churn rate. The churn rate of 18% for 2001 was the lowest in our history and represents a 2% improvement over 2000, which was 20% in the aggregate.

Significant Customers

     Our customers are diverse and varied in size as well as location. We are not dependent on any one customer. We do not have any individual customer, including chain locations, who accounted for 10% or more of our consolidated revenues in 2001, 2000 or 1999.

Backlog

     We historically have not had a significant backlog at any time because we normally can deliver and install new systems at hospitality locations within the delivery schedule requested by customers (generally, within two to three weeks).

Competition

     Pay-to-play, single-player interactive games from Merit Industries, Inc., Incredible Technologies, Inc. and uWink, Inc.--all of whom offer coin-operated stand-alone game machines--compete minimally with NTN in the entertainment category. However, this form of entertainment lacks the unique, live, multi-player aspect of NTN Network games and requires fees to play. Although we have few direct competitors in this area, we do compete for total entertainment dollars in the marketplace such as live musicians and karaoke. Other forms of entertainment provided in public eating and drinking establishments include music-based systems and cable and pay-per-view television. However, informal feedback provided by customers indicates that patrons are inclined to stay longer and consume more food and beverage when NTN Network interactive games are offered as the main source of entertainment. Accordingly, NTN Network customers generally tend to view these services as a profit generator rather than a cost center.

BUZZTIME ENTERTAINMENT, INC.

General

     Buzztime Entertainment, Inc., our 94%-owned subsidiary, was incorporated in the state of Delaware in December 1999 with the intent of creating new revenue from distributing NTN's content library to several interactive consumer platforms, with a primary focus on interactive television. Buzztime specializes in real-time, mass-participation games and entertainment that are produced specifically for interactive television including BUZZTIME, the interactive trivia channel for cable television and satellite television services. We manage the world's largest trivia game show library from our interactive television broadcast studio where we also produce our live, Predict the Play interactive television sports games and real-time viewer polls.

     In 2001, Buzztime received an investment from Scientific-Atlanta, Inc., a leading manufacturer of cable set-top boxes. We plan to introduce the BUZZTIME trivia channel on Scientific-Atlanta cable systems beginning in the Spring of 2002. In November 2001, we signed a Letter of Understanding ("LOU") with Susquehana Cable ("SusCom") to deploy the BUZZTIME channel to SusCom's digital subscribers in the first quarter of 2002. In addition, Buzztime remains the primary content provider to the NTN Network and currently works with leading companies such as the National Football League, National Hockey League, Nickelodeon, Warner Brothers, Airborne Entertainment and others to bring consumers real-time interactive entertainment.

Principal Products/Services and Distribution

     Buzztime specializes in real-time, mass-participation games and entertainment that are produced specifically for interactive television yet also work on other interactive platforms such as the Internet and mobile devices. There are three categories of Buzztime content: live, interactive trivia game shows which are broadcast on the hour, quarter hour or half hour; real-time predictive TV play-along sports games where viewers predict certain strategic events while viewing live sports television broadcasts; and live viewer polls which can be broadcast in conjunction with a live televised event.

    Interactive Sports Game Programs:

    Play-Along Games -- Interactive games played in conjunction with live, televised events. Games include the following:

GAME                                             DESCRIPTION
----                                             -----------
QB1(R);............................. NFL licensed interactive  strategy  game played in
Predict the Play Football(TM)           conjunction with  live telecasts  of college and
                                       professional football games
NTN PowerPlay (R);.................. Real-time  interactive  strategy  game  played  in
Predict the Play Hockey (TM)           conjunction with live televised hockey games
NTN Diamondball(R);................. Real-time  interactive  strategy  game  played  in
Predict the Play Baseball (TM)         conjunction with live televised baseball games

     Fantasy Games -- Fantasy league games played in conjunction with sporting events or rotisserie leagues. Games include the following:

Game                                             Description
----                                             -----------

Brackets(TM)........................ Basketball or hockey tournament prediction game
Football Challenge(TM).............. Weekly selection of winners of college and professional football games
Survivor(R)......................... Weekly single elimination prediction game for professional football

     Interactive Trivia Game Programs:

     Premium Trivia Games -- Promotion-oriented weekly game shows that generally require 1-2 hours of participation. Prizes are awarded to the top finishers, except where prohibited by law. Games include the following:

GAME                                             DESCRIPTION
----                                             -----------

Passport............................ Travel trivia
Playback(TM)........................ Music trivia
Showdown(R)......................... Advanced trivia challenge
SportsIQ(TM)........................ Weekly sports trivia game
Sports Trivia Challenge(R).......... Advanced sports trivia covering multiple topics
Spotlight(TM)....................... Entertainment and media-based trivia game(movies, music)
Glory Daze(TM)...................... Trivia game focused on baby boomer topics
SIX(TM)............................. Six categories of trivia in one game
Restore Order (TM) ................. A game asking players to put answers in proper order fling(TM)........................... Interactive compatibility test

     Trivia Games -- General-themed, standard games typically one-half hour in length. Games include the following:

GAME                                             DESCRIPTION
----                                             -----------

Brain Buster(R)..................... Interactive trivia game covering esoteric topics
Countdown(R)........................ Interactive trivia game using word plays
Topix(TM)........................... Theme-driven trivia game played under controlled timing
Wipeout(TM)......................... Interactive trivia game eliminating incorrect answers
Nightside(R)........................ Adult-oriented trivia
Sports Trivia(R).................... General trivia game covering sports topics
Retroactive(TM)..................... Pop-culture trivia  with 60's, 70's and 80's content
Football Weekend Roundup(TM)........ Football trivia game
Abused News(R)...................... Humorous trivia game focused on headline news
Appeteasers(TM)..................... Shorter version of humorous general trivia game
Jukebox(TM)......................... Music trivia based on category selected by player
Triviaoke(TM)....................... Music trivia game
Get Reel(TM)........................ Movie trivia
PasTimes(TM)........................ History trivia
SciFiles(TM)........................ Science fiction trivia
Kids Trivia(TM)..................... Kids trivia game featuring children's topics
Bach to Rock(TM).................... Music trivia
Tube Topics(TM)..................... Television trivia
Red Carpet Q&A...................... Entertainment trivia
Diamondball Trivia(TM).............. Baseball trivia
Sports Trivia....................... Sports trivia
Hut, Hut, Huh?(TM).................. Football trivia
Rink Think(TM)...................... Hockey trivia
Reel Knowledge(TM).................. Movie trivia
Swish!(TM).......................... Basketball trivia

     Custom Games -- Interactive games for simultaneous broadcast with live telecasts.

GAME                                             DESCRIPTION
----                                             -----------

NTN Awards Show(TM)................. Interactive game played in conjunction with the Academy Awards Show
NTN Draft Show(TM).................. Interactive game played in conjunction with the annual NFL draft


     Classic Games -- Interactive games available to players at subscribing locations to our digital network.

GAME                                             DESCRIPTION
----                                             -----------
Bingo............................... Interactive version of the classic game

Distribution

     Buzztime has entered into and extended distribution agreements as follows:

Interactive Television

     Buzztime entered into a multiyear development, licensing and marketing agreement with Scientific-Atlanta in June 2001. The agreement calls for Scientific-Atlanta to provide development and marketing resources to develop and promote the BUZZTIME trivia channel specifically for their digital set-top boxes. In return, we will pay to Scientific-Atlanta a portion of any licensing revenue received from cable operators distributing the BUZZTIME trivia channel during the first five years after launch of the service.

     Our LOU with SusCom provides the BUZZTIME trivia channel for their cable systems. The LOU calls for SusCom to distribute the BUZZTIME channel to each of its digital subscribers and to pay us a monthly license fee per subscriber.

     Buzztime entered into an agreement with WebTV Networks, Inc. for integration of the Buzztime trivia content into the WebTV Network product. The one-year agreement, which expired September 2001, gave Web TV subscribers access to Buzztime's trivia games via a customized Buzztime website.

Wireless

     In December 2000, we entered into a licensing and promotion agreement with Sprint PCS for the purpose of testing its trivia game shows in the wireless consumer market. In October 2001, we cancelled the agreement.

    In August 2001, we entered into a licensing and marketing agreement with Airborne Entertainment, Inc. whereby Airborne is responsible for hosting, distributing and marketing our content on wireless carriers in the United States. We receive a portion of the revenue derived from distribution of our game content against a guaranteed license fee. Airborne has exclusive wireless distribution rights to the Buzztime branded trivia games.

Internet

     In October 2000, Buzztime entered into a two-year licensing and promotion agreement with Yahoo! Inc., a leading global Internet communications, commerce and media company for integration of our trivia game content into the Yahoo! games application which is accessible via the Yahoo! Games area within their website. As part of the agreement, Buzztime receives promotional links within Yahoo! Games which are used to promote NTN Network locations and the BUZZTIME interactive television channel.

     In July 2000, we entered into an agreement with Warner Brothers Online for development, design and implementation of a 24-hour trivia game powered by our proprietary game engine to run continuously on the WB Online Network. In addition, the agreement provides that we produce a minimum of four premium online games per month. The agreement renewed for an additional term to expire on April 15, 2002.

Marketing

     Our current marketing efforts are concentrated on the cable television industry to build awareness and distribution. Once the BUZZTIME channel has launched within cable and satellite systems, we will add consumer-marketing efforts. Our intent is to take advantage of BUZZTIME's early market advantage by securing trial agreements with as many large cable operators as possible. Once each trial has successfully concluded, we intend to negotiate carriage and licensing agreements with the cable operators. As distribution of the BUZZTIME channel increases, we will offer to sell premium and pay-to-play services to the players and advertising and marketing opportunities to marketing companies. Our business model is supported by strong market demand for compelling content on emerging interactive television platforms and the proven success of our content on existing platforms such as the NTN Network and mobile telephones.

     The adoption of interactive television services in the home will be key to revenue growth, penetration of Buzztime content into the cable operators and the ability to charge either the player/subscriber or the cable operator for receiving the BUZZTIME interactive television channel. We expect to sell advertising under a standard cable television model once the content is exposed to a critical mass of interactive television viewers.

Raw Materials

     For media platforms such as cable television, wireless platforms and online services, we distribute our programs to the recipients who maintain their own receiving, translation and re-broadcasting equipment. Accordingly, we currently have no raw materials or equipment needs for these customers beyond our own back-end servers. Because the interactive television technology is still under development by numerous software and hardware companies, it is not clear at this time whether Buzztime's application will require additional hardware for interactive television installation by each cable operator.

Competition

     On a broad basis, the consumer has, and will continue to have, many options in the in-home entertainment market from which to choose. Our interactive television offering will compete for a share of total home entertainment dollars against broadcast television, pay-per-view and other content offered on cable and satellite television. We will also compete with other programming available to consumers through the Internet and online services such as America Online.

     Cable television, in its various forms, provides consumers the opportunity to make viewing selections from 30 to over 100 free and pay channels, thus limiting the amount of time devoted to any particular channel. To those consumers who enjoy watching game shows, the offerings are plentiful from the networks and the cable programmers. Shows like Jeopardy and Wheel of Fortune, and those offered 24 hours per day on cable interactive television Game Show Network, are expected to continue to draw audiences. For the most part, television is currently a passive medium, and does not offer the viewer the opportunity to participate in its programming, and even less frequently does it offer programming designed for interactive participation. Buzztime's offering will differ from most television game programs in two major ways: it will allow the home consumer to truly interact with the game shows via their remote control and it will allow the home player to actually receive a "score" and be ranked both locally and nationally, on screen for all players to see, in each game. We believe this is a compelling characteristic that will draw players to the Buzztime offering.

     The in-home online/Internet game sites will also compete with Buzztime's interactive television channel. Dozens, if not hundreds, of these sites offer either trivia game play or similarly styled social, non-violent game play such as board or card games, games of chance, and strategy games. Internet and online providers, such as America Online, can provide literally thousands of options for content and entertainment. The number of Internet game sites competing for consumers' attention has proliferated in recent years, and we expect the competition to continue to intensify. We believe that our principal competitive factor is that by offering our games almost solely in the cable space on digital set top boxes, Buzztime will attract and retain a large and broad player audience that is different from the Internet/online audiences. Being on televisions in consumer homes has long been considered the premium opportunity for game play, and we are becoming one of the first game companies to be able to deliver content in that medium. Because Internet and online services are either confined to a site's subscriber base or found by only a subset of the game audience, interaction among viewers is limited to the particular program as offered only on the specific online service.

     Finally, competition within the interactive television space comes from three or four existing game providers that are also seeking to provide games on digital set top boxes, either as single play or networked games. These competitors include Two-way TV, PlayJam (owned by OpenTV), GameWorld, and ZAQ. We believe we have several key advantages over these companies. First, most of these competitors can only offer stand-alone single player games on current set-tops. Second, those that do allow competition with others have no trivia channel in their offerings, and we believe trivia game shows will be one of the most popular games. Third, several require additional software, or middle-ware, to run. And, finally, none that we are aware of has a direct relationship with set-top box manufacturer that gives the product a technical endorsement.

LICENSING, TRADEMARKS, COPYRIGHTS AND PATENTS

     Our sports games make use of simultaneous telecasts of sporting events. Where we have a license with a sporting league, we are also permitted to utilize the trademarks and logos of national teams and leagues in connection with the playing of an interactive game.

     We are party to a license agreement with the NFL. The NFL agreement grants us data broadcast rights to conduct interactive games on the NTN Network in conjunction with the broadcast of NFL football games, for which we pay the NFL a flat royalty independent of revenues billed to subscribers by the NTN Network in connection with QB1 play. In August 2001, we renewed our license agreement with the NFL through August 6, 2003.

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

GOVERNMENT CONTRACTS

     We provide our broadcast services through the NTN Network to a small number of government agencies, usually military base recreation units. However, the number of government customers is small compared to our overall customer base. Contracts with government agencies are provided under substantially the same terms and conditions as to other corporate customers.

RESEARCH AND DEVELOPMENT

     During 2001, 2000 and 1999, we incurred approximately $101,000, $430,000, and $842,000, respectively, related to research and development projects, including projects performed by outside consultants. In 2001, our research and development efforts related to digital network and wireless and interactive applications.

     We have developed enhancements to our interactive software including a migration to a Windows-based platform and continued research into new and enhanced graphics. We continuously evaluate various methods of transmitting our programs and services. Research and development is also underway to migrate the current network technology to off-the-shelf Internet technology. By doing so, we can more easily integrate third party content, technology and hardware solutions into our network systems.

     There is no assurance that we will successfully complete current or planned development projects or will do so within the prescribed time parameters and budgets. There can be no assurance, furthermore, that a market will develop for any product successfully developed.

ACQUISITIONS AND DIVESTITURES

     In April 1999, we acquired the assets and rights to certain technology, hardware and video games used in the Internet game business from Sikander, Inc. We paid $40,000 in cash and issued a promissory note to Sikander for the assets. The technology acquired from Sikander enabled us to link the users on our existing network to players on coin-operated or pay-per-play Internet stations at other remote locations. We are currently not making use of this technology and wrote down the value of the assets to zero in 2000.

     In 1994, we formed IWN, Inc., which served as the general partner of IWN L.P., a limited partnership engaged in the development of interactive technology for gaming applications. IWN, Inc. has no business or operations apart from its service as the general partner of IWN L.P. In August 1999, the assets of IWN L.P., which included its interactive wagering technology and a 25% interest in eBet Online Limited, were sold to eBet for $1,227,000 in cash and 4,000,000 shares of eBet common stock. eBet is a publicly traded company listed on the Australian Stock Exchange. IWN, Inc. and IWN, L.P. remain as legal entities, but they are not engaged in any business activities. We sold the assets of IWN, L.P. in June 1999 in an effort to focus on our two core business segments.

     In June 2001, we entered into a contribution agreement with Buzztime, effective retroactively to January 1, 2001, whereby we contributed some of our assets to Buzztime. The assets contributed to Buzztime included the interactive trivia game show libraries, the play along sports game libraries and related technology and intangible assets.

     Further, in June 2001, we entered into a licensing and marketing agreement with Buzztime, effective retroactively to January 1, 2001, whereby Buzztime granted the NTN Network an exclusive, royalty-free, perpetual license to the game libraries and related technology for distribution to the commercial market. Buzztime will continue to provide us with new game content created during the ordinary course of business, as well as maintenance and upgrades to existing content and related technologies, during the next five years. This obligation is subject to a termination right at the option of Buzztime, upon one year's prior notice to us. In addition, Buzztime will continue to produce Predict the Play applications for the NTN Network during the next five years. Pursuant to the terms of the agreement, the NTN Network will promote Buzztime during broadcasts of Buzztime programming on the NTN Network as long as Buzztime continues to supply new game content for distribution by us. Buzztime shall promote the NTN Network to the best of its ability in the consumer market, including interactive television and wireless devices.

GOVERNMENT REGULATIONS

     The cost of compliance with federal, state and local laws has not had a material effect upon our capital expenditures, earnings or competitive position to date. On June 16, 1998, we received approval from the Federal Communications Commission for our new 900 megahertz Playmakers. The 900-megahertz Playmaker is an integral component of our new digital network.

EMPLOYEES

     As of February 19, 2002, we employ approximately 142 people on a full-time basis and 11 people on a part-time basis, and also utilize independent contractors for specific projects. None of our employees are represented by a labor union, and we believe our employee relations are satisfactory.

ITEM 2. PROPERTIES

     We lease approximately 39,000 square feet of office and warehouse space at 5966 La Place Court, Carlsbad, California for our corporate headquarters and broadcast center. In July 2001, a new five-year lease for the property commenced upon expiration of the prior lease term that expired in June 2001. We sublease approximately 11,600 square feet of this office space to WinResources Computing, Inc. In February 2001, we entered into a new sublease agreement with WinResources Computing, Inc. that expires in June 2003.

     Our lease for approximately 3,600 square feet of warehouse space near our corporate headquarters expired in December 2001 and our lease for approximately 2,900 square feet of additional office space adjacent to our corporate headquarters expired in June 2001.

     We also lease approximately 1,253 square feet of additional office space located in San Francisco. This lease expires in April 2005. We sublease this space for approximately the same amount as our monthly rent. That sublease expires in April 2005. We also lease approximately 660 square feet of additional office space in Northern California. This lease expires in April 2002.

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

Dorman v. NTN Communications, Inc.

     In February 1998, an action entitled Dorman vs. NTN Communications, Inc. was filed in the Superior Court of San Diego County for the State of California alleging a fraud and negligent misrepresentation claim based upon purported omissions from our filings with the Securities and Exchange Commission. In March 1999, the court granted our motion for summary judgment in the Dorman matter and, on May 13, 1999, denied plaintiff's motion for new trial. On August 20, 1999, plaintiffs filed an appeal of the summary judgment in the Fourth Appellate District of the Court of Appeals for the State of California. The Court of Appeals reversed the Superior Court's decision and sent the case back to the Superior Court. On May 3 and 4, 2001, the parties participated in a mediation with a court-appointed mediator during which the parties reached an agreement to settle the litigation. Pursuant to the settlement, we paid to Dorman the sum of $42,000 which was fully covered by insurance.

Interactive Network, Inc.

     We have been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. We have reached a resolution with Interactive Network of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving us, our unaffiliated Canadian licensee and Interactive Network, which were filed in Canada in 1992. The litigation involves licensing and patent infringement issues. These actions affect only the operations of our Canadian licensee and do not extend to our operations in the United States or elsewhere. In January 2002, plaintiffs submitted a request to the Federal Court of Canada, Trial Division, in accordance with the court-ordered deadline, for assignment of a pre-trial conference date in May 2002.

Steven M. Mizel, et. al

     On February 22, 2002, a shareholder class action and derivative complaint was filed in San Diego County Superior Court for the State of California by Steven M. Mizel on behalf of himself and all of our shareholders naming Robert
M. Bennett, Esther L. Rodriguez, Barry Bergsman, Stanley B. Kinsey, Gary H. Arlen, Vincent A. Carrino and James B. Frakes as defendants with NTN Communications as nominal defendant. The Mizel action alleges breach of fiduciary duty by defendants in connection with NTN's rejection of a proposal by a corporation to purchase all of the outstanding shares of our common stock, as announced publicly on February 21, 2002. Plaintiffs request the court issue an injunction requiring defendants to fully and fairly negotiate the highest possible offer to purchase NTN, award attorney's fees, and grant such other relief as the court may find just and proper. We believe this action is without merit and we intend to vigorously contest this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote by security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the American Stock Exchange ("AMEX") under the symbol "NTN." Trading of our redeemable common stock purchase warrants listed under the symbol "NTN/WS," commenced on the AMEX in February 1998 and expired on February 20, 2001. Set forth below are the high and low sales prices for the common stock and warrants as reported by the AMEX for the two most recent fiscal years:

                                          COMMON STOCK            WARRANTS
                                       -------------------   -------------------

                                         LOW        HIGH       LOW        HIGH
                                       --------   --------   --------   --------

2000
----

First Quarter.......................   $ 2.5000   $ 6.5000   $ 2.7500   $ 5.5000
Second Quarter......................   $ 1.9375   $ 4.3750   $ 1.1250   $ 3.3750
Third Quarter.......................   $ 2.1875   $ 3.1250   $ 0.7500   $ 2.2500
Fourth Quarter......................   $ 0.5625   $ 2.5000   $ 1.5000   $ 0.0630

2001
----

First Quarter.......................   $ 0.5000   $ 1.2000   $ 0.0200   $ 0.0300
Second Quarter......................   $ 0.4500   $ 0.9300   $     --   $     --
Third Quarter.......................   $ 0.6400   $ 0.9100   $     --   $     --
Fourth Quarter......................   $ 0.5900   $ 0.9300   $     --   $     --

2002
----

First Quarter(through 2/19/02)......   $ 0.7800   $ 0.8500   $     --   $     --

     On February 19, 2002, the closing price for our common stock as reported on the AMEX was $0.79. As of February 19, 2002, there were approximately 1,429 holders of common stock.

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

     In December 2001, the holders of the senior subordinated convertible notes agreed to convert $2 million of the outstanding principal into approximately 1,639,000 shares of common stock at $1.22 per share and we agreed to increase the interest rate on the remaining principal amount outstanding on the notes to 8% per year. We expensed non-cash debt conversion costs of approximately $189,000 related to this transaction. The issuance of the shares of common stock was exempt from registration under Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere in this document. The selected financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 is derived from our audited financial statements.

                          STATEMENT OF OPERATIONS DATA

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------
                                                 2001       2000       1999       1998        1997
                                              ---------  ---------   ---------  ---------   ---------

Total revenue..............................   $ 22,559   $ 22,048    $ 23,748   $ 24,194    $ 25,861
Total operating expenses...................     25,493     30,249      27,549     27,641      38,668
                                              ---------  ---------   ---------  ---------   ---------
Operating loss.............................     (2,934)    (8,201)     (3,801)    (3,447)    (12,807)
Other income (expense), net................       (807)      (940)      1,303      1,654         350
                                              ---------  ---------   ---------  ---------   ---------
Loss from continuing operations............     (3,741)    (9,141)     (2,498)    (1,793)    (12,457)
Income taxes...............................         --         --          --         --          --
                                              ---------  ---------   ---------  ---------   ---------
Loss before cumulative effect of
accounting change..........................     (3,741)    (9,141)     (2,498)    (1,793)    (12,457)
Cumulative effect of accounting change.....         --       (448)         --         --          --
Minority interest in loss of
  consolidated subsidiary..................         85         --          --         --          --
                                              ---------  ---------   ---------  ---------   ---------
Net loss...................................   $ (3,656)  $ (9,589)   $ (2,498)  $ (1,793)   $(12,457)
Accretion of beneficial conversion
feature of preferred stock.................         --         --          --       (758)         --
                                              ---------  ---------   ---------  ---------   ---------
Net loss available to common
  shareholders.............................   $ (3,656)  $ (9,589)   $ (2,498)  $ (2,551)   $(12,457)
                                              =========  =========   =========  =========   =========
Basic and diluted net loss per common
  share:
  Continuing operations....................   $   (.10)  $   (.28)   $   (.09)  $   (.10)   $  (0.55)
  Cumulative effect of accounting change...         --       (.01)         --         --          --
                                              ---------  ---------   ---------  ---------   ---------
          Net loss.........................   $   (.10)  $   (.29)   $   (.09)  $   (.10)   $  (0.55)
                                              =========  =========   =========  =========   =========
Weighted-average shares outstanding........     36,755     33,206      28,470     26,078      22,696
                                              =========  =========   =========  =========   =========

                               BALANCE SHEET DATA

                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                              -------------------------------------------------------
                                                2001       2000        1999       1998        1997
                                              ---------  ---------   ---------  ---------   ---------
Total current assets.......................   $  4,218   $  5,808    $  6,387   $  8,131    $  8,390
Total assets...............................     13,380     18,822      17,287     16,767      20,271
Total current liabilities..................      4,178      4,915       5,466      5,731       8,373
Total liabilities..........................      9,614     14,740      15,066      8,442      11,545
Total minority interest....................        855        --          --         --          --
Shareholders' equity.......................      2,911      4,082       2,221      8,325       8,726

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     The following management's discussion and analysis of financial condition and results of operations discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

     THIS REPORT  CONTAINS  "FORWARD-LOOKING  STATEMENTS"  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 THAT REFLECT OUR CURRENT ESTIMATES, EXPECTATIONS AND PROJECTIONS ABOUT OUR FUTURE RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES, INCLUDING STATEMENTS RELATED TO OUR STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND FINANCIAL POSITION. IN SOME CASES, YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "COULD," "ESTIMATE," "EXPECT," "INTEND," "MAY," "SHOULD," "WILL," "PLAN," "WOULD" AND
SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM OUR EXPECTATIONS ARE SET FORTH IN THIS REPORT UNDER THE CAPTION "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment and other fixed assets, bad debts, investments, intangible assets, financing operations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on Staff Accounting Bulletin 101 ("SAB 101"), we amortize these amounts over an estimated three-year average life of a customer relationship. If a significant number of our customers leave us before the estimated life of each customer is attained, amortization of those deferred costs and revenues would accelerate, which would result in net incremental revenue. We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld, wireless Playmaker devices and computers located at our customer sites. If our Playmakers and servers turn out to have a longer life, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, our depreciation expense would be significantly increased in those future periods. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We do not have any of the following:

     o    Off-balance sheet arrangements

     o Certain trading activities that include non-exchange traded contracts accounted for at fair value.

     o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in ITEM 13. Certain Relationships and Related Transactions.

BACKGROUND

     Our business is developing and distributing interactive entertainment. We operate our businesses principally through two operating segments: the NTN Network and Buzztime. The NTN Network operates two interactive television networks: our original DOS-based network and our digital network introduced in April 1999. Both networks broadcast daily a wide variety of popular interactive games, advertisements and informational programming to consumers in approximately 3,600 restaurants, sports bars and taverns throughout North America. Buzztime, our 94%-owned subsidiary, was formed in December 1999 to distribute our trivia and live sports "play-along" content to new consumer interactive platforms and continue to develop new multiplayer interactive entertainment content.

     Revenues generated and operating income (loss) by segment by our two business segments are illustrated below. The segment data presented below includes allocations of corporate expenses.

                                               YEARS ENDED DECEMBER 31

                                    2001                2000                 1999
                             ------------------- -------------------  -----------
Revenues
--------
NTN Network..................$ 22,382,000    99%  $ 21,406,000    98%  $ 22,250,000   96%
Buzztime.....................     159,000     1%       540,000     2%       983,000    4%
                             ------------  -----  ------------- -----  ------------- ----
          Total..............$ 22,541,000   100%  $ 21,946,000   100%  $ 23,233,000  100%
                             ============  =====  ============= =====  ============= ====

Operating Income (Loss)
-----------------------
NTN Network..................$    372,000         $ (2,162,000)        $ (1,446,000)
Buzztime.....................  (3,306,000)          (6,039,000)          (2,305,000)
IWN..........................         --                   --               (50,000)
                             ------------         -------------        -------------
          Total..............$ (2,934,000)        $ (8,201,000)        $ (3,801,000)
                             ============         =============        =============

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

     Buzztime revenues are generated primarily from advertising and production services. The direct costs associated with these revenues are license fees and server hosting fees.

     NTN Network revenues increased 5% in 2001 over 2000 as hospitality subscription revenues increased by approximately $796,000 due to an increase in the number of sites and the average billing rate per site. This increase was also due to amortization of previously deferred fees for installation, training and setup. NTN Network revenues decreased 4% in 2000 over 1999 primarily due to the implementation of SAB 101, which resulted in a reduction of revenue of $844,000. Excluding the impact of SAB 101, NTN Network revenues would have increased by less than 1%.

     Buzztime revenues decreased 71% in 2001 over 2000 due to the expiration of advertising contracts. Buzztime revenues decreased 45% in 2000 over 1999 due to a reduction in the fees earned from America Online of $600,000 from a contract that expired on December 1, 1999.

     NTN Network operating income increased $2.5 million in 2001 over 2000 primarily due to a $976,000 increase in revenues, which in turn, was due to an increase in the number of sites and the average billing rate per site and to a decrease in operating expenses that arose out of general cost cutting measures that have been implemented in 2001 compared to 2000.

     NTN Network operating loss was $0.7 million higher in 2000 over 1999, due to the implementation of SAB 101 which resulted in a decrease to operating income of $1.1 million, offset by a decrease in operating expenses as less sites were installed in 2000 compared to 1999.

     Buzztime operating loss was $2.7 million lower in 2001 over 2000. Operating expenses decreased as the focus on Buzztime initiatives shifted from the Internet web site to interactive television.

     Buzztime operating loss was $3.7 million higher in 2000 over 1999. Selling, general and administrative expenses increased due to a strengthened focus on Buzztime initiatives as a result of increased technology personnel costs related to the Internet web site Buzztime.com and other web and interactive television initiatives.

RESULTS OF OPERATION

     Following is a comparative discussion by fiscal year of the results of operation for the three years ended December 31, 2001. We believe that inflation has not had a material effect on the results of operations for the periods presented.

YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Operations for 2001 resulted in a net loss of $3,656,000 compared to net loss of $9,589,000 for 2000. The operating results for 2001 included non-cash debt conversion costs of $189,000 related to the conversion of $2,000,000 on the convertible senior subordinated notes. The operating results for 2000 also included the implementation of SAB 101 related to the recognition of installation, training and set up revenues, which resulted in a reduction in revenues of $845,000, an increase in related expenses of $282,000 and the cumulative effect on prior years of approximately $448,000. It also includes a charge for the impairment of assets for certain web development costs and Internet game stations equipment, license and related goodwill in the amount of $1,362,000.

Revenues

     NTN Network revenues increased $976,000, or 5%, to $22,382,000 in 2001 from $21,406,000 in 2000. Hospitality subscription revenues increased by approximately $862,000 due to an increase in the number of sites and the average billing rate per site. During 2001, approximately 697 sites were installed. This increase was also due in part to installation, training and setup revenue which increased approximately $438,000 due to an increase in amortization of previously deferred fees. Other production revenues of approximately $83,000 were recorded in 2001. Included in NTN Network revenues are revenues from our Canadian licensee totaling $1,263,000 in 2001 and $1,266,000 in 2000. In 2001, the NTN Network generated revenue of approximately $1,0000,000 in national and regional advertising, comprised primarily of companies in the wine, beer and spirits category compared to approximately $1,400,000 in 2000.

     Buzztime service revenues decreased 71% to $159,000 in 2001 from $540,000 in 2000. The decrease was due to expiration of advertising contracts.

     Other revenue decreased 82% to $18,000 in 2001 from $102,000 in 2000.

Operating Expenses

     Direct operating costs of services decreased $2,222,000, or 20%, to $8,876,000 in 2001 from $11,098,000 in 2000. This is primarily due to a decrease in depreciation and amortization of approximately $1,184,000 due to our DOS-based network equipment being fully depreciated by June 2000. That decrease was partially offset by an increase in depreciation for capitalized broadcast equipment associated with the digital network. Communication charges decreased by approximately $586,000 due to technical changes made in 2000 and a change in vendors during the second half of 2001. Freight expenses decreased by approximately $148,000 due to 545 less installations of the digital equipment and less incoming shipments of Playmakers in 2001. Advertising and network commissions also decreased approximately $590,000 partially as a result of our decision to transition advertising sales in-house. Playmaker repairs increased by approximately $335,000 in 2001 due to the expiration of warranties on some of the Playmakers. At December 31, 2001 there were approximately 3,106 digital and DOS sites compared to 2,963 sites at December 31, 2000.

     Selling, general and administrative expenses decreased $728,000, or 5%, to $14,342,000 in 2001 from $15,070,000 in 2000. Selling, general and administrative expense in 2001 included a decrease in payroll and related expenses of approximately $189,000 relating to a decrease in the number of employees. Consulting expenses decreased approximately $427,000 due to hiring of fewer consultants for technology and Buzztime during 2001. Stock-based compensation decreased $566,000 due to the impact of marking warrants to market, in accordance with variable accounting, and awards granted and fully expensed in 2000. Supplies, printing costs and seminars decreased approximately $261,000 due to general cost cutting measures and fewer new employees in 2001. Various other expenses decreased due to general cost cutting measures that have been implemented. Marketing expenses increased approximately $260,000 due to an effort to increase site count and to introduce new games in 2001. Bad debt expense increased $325,000 due to reassessment of the allowance in 2000 and increased collections in 2000, which lowered bad debt expense in the prior period compared to 2001.

     Litigation, legal and professional fees decreased $11,000, or 2%, to $463,000 in 2001 compared to $474,000 in 2000.

     Depreciation and amortization not related to direct operating costs decreased $104,000, or 6%, to $1,711,000 in 2001 from $1,815,000 in 2000 due to certain assets becoming fully depreciated.

     As the focus of Buzztime changed to other interactive initiatives, impairment charges totaled $1,362,000 in 2000 due to the write-off of certain web development costs for the Internet web site Buzztime.com and Internet game station assets, license and related goodwill on the basis that the assets are not recoverable through future cash flows.

     Research and development expenses decreased $329,000, or 77%, to $101,000 in 2001 from $430,000 in 2000. The current period expenses resulted from our research and development efforts related to the digital network and interactive television initiatives. In 2000, our research and development efforts related to the digital network and Internet initiatives. This $329,000 decrease was largely due to the cessation of our Internet initiatives in late 2000.

     Interest expense decreased $285,000, or 25%, to $846,000 in 2001, compared to $1,131,000 in 2000, due to the expiration of various capitalized leases, the decrease in the interest rate on our convertible senior subordinated notes from 7% to 4% during the period January 2001 through November 2001 and to lower outstanding balances on our line of credit in 2001. The conversion of half of the principal outstanding of our convertible senior subordinated notes in December 2001 will have no impact on interest expense in 2002 as we agreed to double the interest rate from 4% to 8% on the remaining half.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Operations for 2000 resulted in a net loss of $9,589,000 compared to a net loss of $2,498,000 in 1999. The operating results for 2000 include the implementation of SAB 101 related to the recognition of installation, training and set up revenues, which resulted in a reduction in revenues of $845,000, an increase in related expense of $282,000 and the cumulative effect on prior years of approximately $448,000. It also includes a charge for the impairment of assets for certain web development costs and Internet game stations equipment, license and related goodwill in the amount of $1,362,000. The operating results for 1999 included a gain of $2,254,000 related to the sale of the assets of our wholly-owned subsidiary, IWN, L.P., to eBet Limited for $1,227,000 in cash and 4,000,000 shares of eBet Online stock.

Revenues

     Total revenues decreased $1,700,000, or 7%, to $22,048,000 in 2000 from $23,748,000 in 1999. This occurred primarily due to decreases in NTN Network revenues, America Online fees, equipment sales and other revenues, which were partially offset by an increase in Buzztime service revenues.

     NTN Network revenues decreased $844,000, or 4%, to $21,406,000 in 2000 from $22,250,000 in 1999. This decrease is primarily due to an accounting policy change in revenue recognition under SAB 101, which decreased revenue by $845,000. Excluding the impact of SAB 101, NTN Network revenue would have increased by less than 1%. During 2000, approximately 1,300 digital systems were installed. Included in NTN Network revenues are revenues from our Canadian licensee totaling $1,266,000 in 2000 and $1,292,000 in 1999. NTN Network revenues also include advertising fees. In 2000, we generated revenue of $1,400,000 in national and regional advertising, comprised primarily of companies in the wine, beer and spirits category compared to $892,000 in 1999.

     Buzztime service revenues increased $157,000, or 41%, to $540,000 in 2000 from $383,000 in 1999. The increase was due to new advertising contracts in 2000.

     America Online fees were zero in 2000 compared to $600,000 in 1999. America Online fees relate to the fees paid by America Online in connection with an exclusive agreement whereby we provided trivia content in exchange for a fee. There are no direct costs related to these fees. Our contract with America Online expired on December 1, 1999, at which time a new contract was signed, under which we did not generate revenue from America Online. Under the terms of the new nonexclusive contract, we had access to America Online's 25 million subscribers allowing promotion of the Buzztime web site on several America Online channels. The new contract with America Online expired on November 30, 2000.

     Equipment sales were zero in 2000 compared to $84,000 in 1999. This decrease was due to the conclusion of the recognition of deferred revenue associated with prior equipment sale-leasebacks in 1999. Equipment sales are sales of our broadcast equipment to customers and foreign licensees. Prior to 1999, we sold equipment to our customers at their option.

     Other revenue decreased $329,000, or 76%, to $102,000 in 2000 from $431,000 in 1999. Other revenue in 1999 included $302,000 of revenue recorded by IWN, Inc. Due to the sale of the IWN assets in August 1999, no such revenue was recorded in 2000.

Operating Expenses

     Direct operating costs of services decreased $71,000, or 1%, to $11,098,000 in 2000 from $11,169,000 in 1999. Excluding the increase in expenses related to the SAB 101 adjustment of $282,000, direct cost of services decreased 3% to $10,816,000. This is due to a decrease in depreciation and amortization of approximately $706,000 due to the DOS-based network equipment being fully depreciated by June 2000, which is offset by an increase in depreciation for the capitalized purchases of broadcast equipment associated with the digital network. Installation fees, sales commissions and freight expense decreased an aggregate of approximately $371,000 due to approximately 200 fewer installations in 2000 compared to 1999. Technical site service and Playmaker repairs decreased an aggregate of $497,000 due to fewer repairs needed on the newer digital broadcast equipment. At December 31, 2000 there were approximately 2,598 digital sites installed compared to 1,493 sites at December 31, 1999. These decreases were offset by an increase in Internet service provider charges of approximately $248,000 due to additional services needed to support the digital network compared to the DOS-based network. Advertising commissions also increased approximately $287,000 partly due to an increase in advertising revenue and also due to the recognition of non-refundable advances upon cancellation of a contract. License fees increased approximately $219,000 due to the renewed contract with the NFL, which was approximately $50,000 more in fees than in 1999, and also due to the reversal of an accrued liability and the related expense in 1999 of $180,000 in relation to a legal settlement. Hosting fees increased approximately $360,000 due to the development of Buzztime.com in 2000. Miscellaneous parts expense increased by approximately $139,000 due to additional repairs needed on intelligent data receiver cards and due to less conversions of sites to the digital network compared to 1999. Some of the parts for DOS-based equipment were reused on the digital network, which lowered costs for parts in 1999.

     Selling, general and administrative expenses increased $1,460,000, or 11%, to $15,070,000 in 2000 from $13,610,000 in 1999. Selling, general and administrative expense in 2000 included an increase in payroll and related expenses of approximately $2,467,000 relating to an increase in the number of employees for the development and launch of the Internet web site, interactive television and wireless applications. Office lease expense increased approximately $149,000 due to additional space leased for the sales offices in Carlsbad and San Francisco and warehouse space in Carlsbad. Stock based compensation increased approximately $393,000 due to the issuance of options and warrants to employees and non-employees. These increased expenses were offset by a decrease in equipment leases of approximately $684,000 due to the expiration of the leases in 1999. Consulting expenses decreased approximately $148,000 due to Year 2000 remediation efforts in 1999 offset by an increase in consultants for technology and Buzztime. Marketing expenses decreased approximately $374,000 due to additional expenses incurred in 1999 to promote the digital network. Additionally, bad debt expense decreased approximately $304,000 due to improved collections.

     Litigation, legal and professional fees decreased $84,000, or 15%, to $474,000 in 2000 compared to $558,000 in 1999 due to additional expense recorded in 1999 for the settlement of litigation.

     Depreciation and amortization not related to direct operating costs increased $445,000, or 32%, to $1,815,000 in 2000 from $1,370,000 in 1999 due to increased purchases of computer equipment and software placed in service in 2000.

     As the focus of Buzztime changed to other interactive initiatives, impairment charges totaled $1,362,000 in 2000 due to the write-off of certain web development costs for the Internet web site Buzztime.com and Internet game station assets, license and related goodwill on the basis that the assets are not recoverable through future cash flows.

     Research and development expenses decreased $412,000, or 49%, to $430,000 in 2000 from $842,000 in 1999. The current period expenses result from our research and development related to the next generation of the digital network, wireless and interactive applications and Internet stations. In 1999, our research and development efforts related to the second generation of the digital network, Internet stations, and future Internet web sites.

     Interest expense increased $81,000, or 8%, to $1,131,000 in 2000 from $1,050,000 in 1999 primarily due to interest expense recorded for additional capitalized leases acquired in 2000 and interest on the revolving line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, we had cash and cash equivalents of $1,296,000 and working capital (current assets in excess of current liabilities) of $40,000 compared to cash and cash equivalents of $2,188,000 and working capital of $893,000 at December 31, 2000. Net cash provided by operations was $1,482,000 in 2001 and $404,000 in 2000. Our net loss from operations was more than offset by depreciation, amortization and other non-cash charges in both years.

     Net cash used in investing activities was $1,228,000 in 2001 and $7,570,000 in 2000. Included in net cash used in investing activities in 2001 were approximately $1,271,000 in capital expenditures, software and web site development, which were partially offset by a reduction in deposits on equipment of $43,000.

     Net cash used in financing activities was $1,146,000 in 2001 compared to net cash provided by financing activities of $8,310,000 in 2000. The cash used in financing activities in 2001 included $576,000 of principal payments on capital leases, $25,000 in principal payments on a note payable, and $1,440,000 of net payments on the revolving line of credit. The net cash used in financing activities was offset by $93,000 of proceeds from the exercise of stock options and warrants and by $1,000,000 raised by Buzztime in a preferred stock offering, which, in turn, was partially counterbalanced by issuance costs of $59,000 and by issuance costs of $139,000 related to capital raised in November 2000.

Contractual Cash Obligations

     A table recapping our contractual cash obligations is presented below:

                                                   PAYMENTS DUE BY PERIOD
                                        ---------------------------------------------

CONTRACTUAL OBLIGATION                  Less than 1 year    1-3 years      4-5 years
----------------------                  ----------------   ------------    ----------
Revolving line of credit................$          --      $  2,479,000   $       --
Capital lease Obligations...............       217,000          117,000         8,000
Operating leases........................       550,000        1,153,000       825,000
Other long-term obligations.............           --            12,000           --
                                        ----------------   ------------   -----------
     Total..............................      $767,000     $  3,761,000   $   833,000
                                        ================   ============   ===========

     The convertible senior subordinated notes are not included in the table as they are convertible into NTN common stock at maturity.

Convertible Senior Subordinated Notes

     As of December 31, 2001, we had outstanding convertible senior subordinated notes of $2,000,000, payable February 1, 2003 and bearing interest at 8% per year. The notes permit us to convert up to the full principal amount into shares of our common stock at maturity at a conversion price of $1.275 per share. In addition, if our common stock closes above $2.50 for more than 20 consecutive trading days, we can force conversion of the notes at $1.275 per share. If we default under the notes, the holders of the convertible notes could declare the entire outstanding principal amount and all accrued and unpaid interest immediately due and payable in full.

     The convertible senior subordinated notes were originally issued in January 2001 for a principal amount of $4,000,000 and carried an interest rate of 4% in exchange for our outstanding 7% convertible senior subordinated notes of $3,987,000 payable on February 1, 2001. Effective on December 11, 2001, we agreed to permit the holders of the notes to convert $2,000,000 of the outstanding principal amount into shares of our common stock at a conversion price of $1.22 per share in order to increase our stockholder equity. As a result, the holders received an aggregate amount of 1,639,344 shares of our common stock. In connection with the conversion, we agreed to increase the interest rate on the remaining outstanding principal of the convertible notes was increased to 8% from 4% per year.

Revolving Line of Credit

     In August 1999, we entered into an agreement with Coast Business Credit for a revolving line of credit not to exceed $4,000,000. Interest is charged on the outstanding balance at a rate equal to the prime rate plus 1.5% per annum, but cannot be less than 9% per annum. The line of credit is secured by substantially all of our assets. Total loan fees of $120,000 were payable in three annual installments and are being amortized over the life of the loan, which originally matured on August 31, 2002.

     Our revolving line of credit agreement with Coast Business Credit was amended in May 2001. The line of credit provides for borrowings not to exceed the lesser of (i) a designated maximum amount, (ii) three times trailing monthly collections, or (iii) three times annualized trailing adjusted EBITDA. The amendment called for a gradual reduction in the line from $4,000,000 on April 1, 2001 to $2,750,000 on December 31, 2001. We completed that pay down process on December 31, 2001. As of December 31, 2001, we had $271,000 available under the revolving line of credit. Our availability under the revolving line of credit may be further reduced if our monthly collections or operating income falls below certain levels.

     The amendment to our revolving line of credit in May 2001 also allowed equity raised by us to be added to the EBITDA calculation and permit us to exclude the effect of SAB 101 for 2000. The May 2001 amendment also required us to raise $1,000,000 in equity by June 30, 2001, maintain a minimum cash level of $400,000 each month and limited our cash burn to not more than $1,000,000 from April 1, 2001 onward without receiving additional equity. The maturity date on the line of credit was also moved forward by two months to June 30, 2002 as part of the May 2001 amendment. The investment in Buzztime by an affiliate of Scientific-Atlanta in June 2001 satisfied the $1,000,000 equity requirement.

     On February 25, 2002, we further amended our revolving line of credit. The amendment extended the expiration date of the revolving line of credit to June 30, 2003. The amendment also requires further line reductions of $250,000 each on June 30, 2002, January 31, 2003, and on March 31, 2003. The amendment deleted our minimum tangible effective net worth financial covenant and replaced it with two cash flow-oriented covenants. In return for the extension, Coast Business Credit will receive a loan fee of $40,000 on July 1, 2002.

Investment in Buzztime

     On June 8, 2001, an affiliate of Scientific-Atlanta invested $1,000,000 in Buzztime for 636,943 shares of its preferred stock, representing 6% of Buzztime's capitalization on an as-converted basis, and warrants to obtain an additional 159,236 shares of its preferred stock. Each share of Buzztime preferred stock is initially convertible into one share of Buzztime common stock and entitled to a non-cumulative dividend of 8%, if, when and as declared by Buzztime's board of directors.

     In connection with the investment, Buzztime entered into a development, license and marketing agreement with Scientific-Atlanta to co-develop an application to enable operation of a Buzztime interactive trivia game show channel on Scientific-Atlanta's Explorer digital interactive set-top network for distribution by cable operators to their subscribers. The $1,000,000 in net proceeds may only be used towards development of the application for
Scientific-Atlanta and fulfillment of Buzztime's obligations under the development agreement.

     We granted Scientific-Atlanta the right to exchange its shares of Buzztime preferred stock into shares of NTN common stock if (i) Buzztime does not obtain additional equity financing of $2,000,000 before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime before June 8, 2002, (iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime before June 8, 2002. The exchange price will be the 20-day average closing price of NTN's common stock immediately preceding the date Scientific-Atlanta gives notice of its intent to exercise its rights.

     The exercise price of the Scientific-Atlanta warrants is $1.57 per share. However, the warrants vest in 10% increments only as cable system operators sign on for the Buzztime game show channel.

Future Financing Needs

     Our requirements for additional financing in 2002 will depend upon the growth of our two business segments. In a low growth scenario (for example, net site growth of 100 sites in the NTN Network and a number of commercial trials of the Buzztime initiative), utilization of our existing line of credit is expected to be sufficient to cover our financing requirements. If we face more rapid growth in either or both segments, then we will require additional financing in 2002. If we are unsuccessful in obtaining financing, some initiatives relating to those higher growth opportunities may have to be curtailed or deferred. We may not be able to obtain additional financing on terms favorable to us or at all.

     We are also considering adding to our product line certain other wireless applications that are relevant to the hospitality industry. We may add these incremental hospitality products through reseller arrangements or through acquisition. Our limited capital resources may prevent us from making such an acquisition on a cash basis.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption did not have a material impact on our financial condition or our results of operations at January 1, 2002.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

     We are required and plan to adopt the provisions of SFAS No. 143 during the quarter ending March 31, 2003. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require us to gather market information and develop cash flow models. Additionally, we will be required to develop processes to track and monitor these obligations. We currently do not expect SFAS No. 143 to have a material impact.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

     We are required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions during the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on our financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on our financial statements.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our business, results of operation and financial condition could be adversely affected by a number of factors, including the following:

WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND WE EXPECT TO INCUR SIGNIFICANT NET LOSSES IN THE FUTURE.

     We have a history of significant losses, including net losses of $3,656,000 in 2001, $9,589,000 in 2000 and $2,498,000 in 1999 and an accumulated deficit of $76,890,000 as of December 31, 2001. We expect to incur significant operating and net losses for the next four quarters due primarily to our continued development of Buzztime.

OUR LIMITED LIQUIDITY AND CAPITAL RESOURCES MAY CONSTRAIN OUR ABILITY TO OPERATE AND GROW OUR BUSINESS.

     At December 31, 2001, our current assets exceeded our current liabilities by approximately $40,000. We currently have a revolving line of credit agreement, which provides for borrowings of up to $2,750,000 and which expires on June 30, 2003. Our availability under the revolving line of credit may be reduced if our monthly collections or operating income falls below certain levels. As of December 31, 2001, the maximum of $2,750,000 was available to us and approximately $2,479,000 was outstanding under the line. The maximum amount of the line of credit will be subsequently reduced to $2,500,000 on June 30, 2002, $2,250,000 on January 31,

2003, and $2,000,000 on March 31, 2003. The line of credit is secured by substantially all of our assets. Our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business. Any reduction in availability under our revolving line of credit may further constrain our liquidity.

     We will require additional financing to implement our plan to significantly expand the digital network and to develop Buzztime into a leading content provider for interactive television platforms. Our requirements for additional financing in 2002 will depend upon the growth of our two business segments. In a low growth scenario (for example, net site growth of 100 sites in the NTN
Network and a number of commercial trials of the Buzztime initiative), utilization of our existing line of credit is expected to be sufficient to cover our financing requirements. If we face more rapid growth in either or both segments, then we will require additional financing in 2002. If we are unsuccessful in obtaining financing, some initiatives relating to those higher growth opportunities may have to be curtailed or deferred. We may not be able to obtain additional financing on terms favorable to us or at all. If we receive additional equity financing, it could be dilutive to our stockholders.

WE DO NOT COMPLY WITH THE AMERICAN STOCK EXCHANGE GUIDELINES AND MAY BE DELISTED OR SUSPENDED FROM TRADING.

     AMEX has published a set of continued listing guidelines that it follows to determine whether an AMEX-listed company should be allowed to continue the trading or listing of its securities on the exchange. Under these guidelines, AMEX will consider suspending or "delisting" a company's securities from the exchange if it has sustained operating or net losses in its five most recent fiscal years and if shareholders' equity falls below $4.0 million. We incurred a net loss of $3,656,000 in 2001, representing our seventh consecutive year of losses. As such, we are technically not in compliance with the continued listing guidelines of AMEX. Our equity is approximately $2,911,000 at December 31, 2001 and is expected to decrease with anticipated losses in 2002.

     In January 2002 we received correspondence from AMEX indicating that, despite the fact that NTN does not currently meet the guidelines, AMEX will continue the listing of our common stock pending periodic reviews by AMEX of our quarterly and annual SEC filings and certain other financial information. Our most recent meeting with AMEX officials was in March 2001. To date, AMEX has not taken any action regarding delisting. Still, our common stock may not remain listed on AMEX or any other exchange or quotation system in the future. If our common stock is delisted from AMEX, spreads can often be higher for securities traded on the over-the-counter market and the execution time for orders may be longer. Thus, removing our stock from AMEX may result in decreased liquidity by making the trading of our stock less efficient.

WE ARE CURRENTLY INVOLVED IN LITIGATION MATTERS THAT COULD MATERIALLY IMPACT OUR PROFITABILITY.

     We are involved in two pending lawsuits in Canada, both involving Interactive Network, Inc. Both NTN and Interactive Network have asserted claims involving patent infringement and validity and certain other proprietary rights. In January 2002, plaintiffs submitted a request to the Federal Court of Canada, Trial Division, in accordance with the court-ordered deadline, for assignment of a pre-trial conference date in May 2002. The request is currently pending with the court. These actions affect only the operations of our Canadian licensee and do not extend to our operations in the United States or elsewhere.

     On February 22, 2002, a shareholder class action and derivative complaint was filed in San Diego County Superior Court for the State of California by Steven M. Mizel on behalf of himself and all of our shareholders naming Robert
M. Bennett, Esther L. Rodriguez, Barry Bergsman, Stanley B. Kinsey, Gary H. Arlen, Vincent A. Carrino and James B. Frakes as defendants with NTN Communications as nominal defendant. The Mizel action alleges breach of fiduciary duty by defendants in connection with NTN's rejection of a proposal by a corporation to purchase all of the outstanding shares of our common stock, as announced publicly on February 21, 2002. Plaintiffs request the court issue an injunction requiring defendants to fully and fairly negotiate the highest possible offer to purchase NTN, award attorney's fees, and grant such other relief as the court may find just and proper. We believe this action is without merit and we intend to vigorously contest this action.

     The foregoing claims may not be decided in our favor and we are not insured against claims made. During the pendency of these claims, we will continue to incur the costs of our legal defense.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE MAY RENDER OUR OPERATIONS OBSOLETE OR NONCOMPETITIVE.

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

     The emergence of new entertainment products and technologies, changes in consumer preferences and other factors may limit the life cycle of our technologies and any future products and services we develop. Accordingly, our future performance will depend on our ability to:

     o    identify emerging technological trends in our market;
     o    identify changing consumer needs, desires or tastes;
     o develop and maintain competitive technology, including new product and service offerings;
     o improve the performance, features and reliability of our products and services, particularly in response to technological changes and compe-titive offerings; and
     o    bring technology to the market quickly at cost-effective prices.

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

     In June 2001 we sold a 6% interest in Buzztime to an affiliate of Scientific-Atlanta, a leading cable television set-top box manufacturer. We believe there may be divergent investment preferences between the strategies pursued by the NTN Network and Buzztime and may decide in the future to continue to raise additional financing by issuing and selling equity interests in Buzztime to third parties. To enhance the ability of Buzztime to raise such financing, we have previously contributed and may contribute in the future some of our assets to Buzztime in order to allow the development of a distinct identity that we believe is necessary for it to effectively grow as a separate concern. These assets include our extensive trivia game show library and our interactive play-along sports games and related intangible assets.

     From an operational standpoint, we could lose control in Buzztime. If we lose control, Buzztime may no longer provide adequate support and resources for content and programming for the NTN Network affecting the ability of the NTN Network to continue its operations. From a financial viewpoint, we could undervalue the stock of Buzztime when selling it to third parties or undervalue assets transferred to Buzztime and this could devalue your holdings in NTN, because we would not receive the fair value for our interest in Buzztime.

IF OUR INTELLECTUAL PROPERTY DOES NOT ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY, OUR BUSINESS COULD BE SERIOUSLY DAMAGED.

     We rely on a combination of trademarks, copyrights and trade secret laws to protect our proprietary rights in some of our products. Furthermore, it is our policy that all employees and consultants involved in research and development activities sign nondisclosure agreements. Our competitors may, however, misappropriate our technology or independently develop technologies that are as good as or better than ours. Our competitors may also challenge or circumvent our proprietary rights. If we have to initiate or defend against an infringement claim in the future to protect our proprietary rights, the litigation over such claims could be time-consuming and costly to us, adversely affecting our financial condition.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, WE MAY LOSE BUSINESS AND EXPERIENCE REDUCED PROFITABILITY.

     Continued implementation of our business plan requires an effective planning and management process. Our anticipated future growth will continue to place a significant strain on our management systems and resources. If we are to grow successfully, we must:

     o    improve our operational, administrative and financial systems;
     o    expand, train and manage our workforce; and
     o    attract and retain qualified management and technical personnel.

WE MAY BE LIABLE FOR THE CONTENT WE MAKE AVAILABLE ON THE INTERNET.

     We make content available on our web sites and on the web sites of our advertisers and distribution partners. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence or copyright or trademark infringement. We could also be exposed to liability for third party content accessed through the links from our web sites to other web sites. We may incur costs to defend ourselves against even baseless claims, and our financial condition could be materially adversely affected if we are found liable for information that we make available. Implementing measures to reduce our exposure may require us to spend substantial resources and may limit the attractiveness of our services to users.

IF OUR  CHIEF  EXECUTIVE  OFFICER  LEAVES  US,  OUR  BUSINESS  MAY BE  ADVERSELY
AFFECTED.

     Our success greatly depends on the efforts of our chief executive officer. Our ability to operate successfully will depend significantly on his services and contributions. Our business and operations may be adversely affected if he were to leave. In January 2001, we extended his employment agreement through October 6, 2002.

RISKS ASSOCIATED WITH INTERACTIVE TELEVISION

OUR PROSPECTS FOR GROWTH DEPEND ON OUR IMPLEMENTATION AND USE OF OUR NEW DIGITAL NETWORK.

     Our digital network, introduced in April 1999, has been installed in approximately 2,947 subscriber locations in the United States as of December 31, 2001. An additional 159 locations in the United States and approximately 500 locations in Canada continue to subscribe to the original DOS-based NTN Network. We currently plan to continue operating our original NTN Network and the digital network in the United States concurrently. Our immediate prospects for growth depend, in part, on our ability to add new product offerings and our sales effort.

THE INTERACTIVE GAMING AND ENTERTAINMENT INDUSTRY IS HIGHLY COMPETITIVE.

     The entertainment business is highly competitive. We compete with other companies for total entertainment related revenues in the marketplace. Our network programming competes generally with broadcast television, direct satellite programming, pay-per-view, other content offered on cable television, and other forms of entertainment. Furthermore, certain of our competitors have greater financial and other resources available to them. With the entrance of motion picture, cable and television companies, competition in the interactive entertainment and multimedia industries will likely intensify in the future. In January 1999, The Walt Disney Company introduced interactive programming broadcast in conjunction with live sporting and other events, which competes directly with our programming. We do not know of any direct impact on our operations to date.

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

WE DEPEND ON A SINGLE SUPPLIER OF PLAYMAKERS(R).

     We currently purchase our 900-megahertz Playmakers from Climax Technology Co. Ltd., an unaffiliated Taiwanese manufacturer. We are currently soliciting bids for the manufacture of our Playmakers. Unless and until we succeed in establishing additional manufacturing relationships, we will continue to depend on our current sole source supplier of Playmakers. If we lose our supplier, our growth will slow until an alternative supplier is identified.

COMMUNICATION FAILURES WITH OUR SUBSCRIBER LOCATIONS COULD RESULT IN THE CANCELLATION OF SUBSCRIBERS AND A DECREASE IN OUR REVENUES.

     We rely on both satellite and telephone systems to communicate with our subscriber locations. Interruption in communications with our subscriber locations under either system could decrease customer loyalty and satisfaction and result in a cancellation of our services. We are continually reviewing alternative telephone service providers and establishing contingency plans; however, such alternative providers and contingency plans have not been finalized.

     We transmit our data to our hospitality customer sites via PanAmSat's Galaxy IIIR ("GIIIR") satellite. We were notified by the reseller through which we contract this service that PanAmSat's GIIIR satellite experienced a failure of its primary Satellite Control Processor, or SCP. The SCP is the principal computer for command and control of the satellite. As expected and planned for in this event, the secondary SCP took over control of the satellite with minimal interruption.

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

IF OUR NEW BUZZTIME PROGRAMMING IS NOT ACCEPTED BY CONSUMERS, WE ARE NOT LIKELY TO GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE.

     The new BUZZTIME trivia channel programming faces risks as interactive television products and whether the market accepts interactive television. If interactive television does not become a successful, scalable medium or if the market does not accept trivia and play-along sports games, then we will be unable to draw revenues from advertising, direct-marketing of third-party products, subscription fees and pay-per-play fees. We will also be unable to attract local cable operators to add BUZZTIME programming as a channel to their service.

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

OUR CHARTER CONTAINS PROVISIONS THAT MAY HINDER OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY, WHICH COULD RESULT IN OUR INABILITY TO APPROVE A CHANGE IN CONTROL AND POTENTIALLY RECEIVE A PREMIUM OVER THE CURRENT MARKET VALUE OF YOUR STOCK.

     Certain provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of us, even if such a change in control would benefit our stockholders. For example, our certificate of incorporation requires a supermajority vote of at least 80% of the total voting power, voting together as a single class, to amend certain provisions of such document, including those provisions relating to:

     o    the number, election and term of directors;
     o    the removal of directors and the filling of vacancies; and
     o the supermajority voting requirements of our Certificate of Incorp-oration.

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

IF THE SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE ARE SOLD, THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

     Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of February 19, 2002, there were approximately 8,533,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.45 to $6.375 per share. As of February 19, 2002, there were also outstanding warrants to purchase an aggregate of approximately 1,790,000 shares of common stock at exercise prices ranging from $0.50 to $3.75 per share. As of February 19, 2002, there were approximately 1,569,000 shares of common stock reserved for the issuance upon the conversion of the senior convertible subordinated notes at a conversion price of $1.275. At February 19, 2002, there were approximately 637,000 shares of Buzztime's preferred stock that can be converted into NTN common stock at an exchange price of the 20-day average closing price of NTN's common stock immediately preceding the date of notice to convert. Additionally, we have approximately $14 million of common stock remaining under our existing shelf registration for possible future sale.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 2001, we owned common stock of an Australian company that is subject to market risk. At December 31, 2001, the carrying value of this investment was $174,000, which is net of a $643,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At December 31, 2001, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $17,000 in the carrying value of the investment.

     We have outstanding convertible notes which bear interest at 8% per annum and line of credit borrowings which bear a rate equal to the prime rate plus 1.5% per annum, which cannot be less than 9% per annum. At December 31, 2001, a hypothetical one-percentage point increase in the prime rate would result in an increase of $25,000 in annual interest expense.

     We do not have derivative financial instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Schedule on page F-1, for a listing of the Consolidated Financial Statements and Schedule filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth as of February 19, 2002 certain information regarding our directors and executive officers:

         NAME              AGE(4)                POSITION(S) HELD
-------------------------  ------  ---------------------------------------------
Stanley B. Kinsey(3).....    47    Chief  Executive  Officer and Chairman of the
                                   Board
Barry Bergsman(1)(2).....    65    Director
Robert M. Bennett(1).....    74    Director
Robert B. Clasen.........    57    Director
Michael Fleming..........    51    Director
Esther L. Rodriguez(1)...    60    Director
Gary Arlen(2)(3).........    57    Director
Vincent A. Carrino(3)....    46    Director
Mark deGorter............    44    President and Chief  Operating  Officer,  NTN
                                   Network
V. Tyrone Lam............    40    President, Buzztime Entertainment, Inc.
James B. Frakes..........    45    Chief Financial Officer

----------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Member of Board of Directors, Buzztime Entertainment, Inc.

(4) As of February 19, 2002.

     The following biographical information is furnished with respect to the directors and executive officers:

     Stanley B. Kinsey has served as Chairman and Chief Executive Officer of NTN since October 1998. Mr. Kinsey was appointed as a Director in November 1997 and his current term expires in 2002. From 1980 to 1985, Mr. Kinsey was a senior executive with the Walt Disney Company. In 1985, Mr. Kinsey left his position as senior vice president of operations and new technologies for The Walt Disney Studio to co-found IWERKS Entertainment, a high-technology entertainment company, where he served as chairman and chief executive officer from inception until 1995 when he resigned to spend more time with his family.

     Barry Bergsman has been a Director since August 1998 and his current term expires in 2002. From 1985 to the present, Mr. Bergsman has been president of Intertel Communications, Inc., a company that pioneered the use of the telephone and interactive technology for promotion, entertainment and information. Prior to 1985, Mr. Bergsman was engaged in television production and syndication and was an executive with CBS. He currently serves as a director and member of the management team of Photogenesis, Inc., a medical device and biotechnology company.

     Robert M. Bennett has been a Director since August 1996 and his current term expires in 2004. Since 1989, Mr. Bennett has been chairman of the board of Bennett Productions, Inc., a production company with experience in virtually all areas of production including syndicated sports and specialty programming, music videos, commercial productions, home video, corporate communications and feature films. Mr. Bennett was president of Metromedia Broadcasting from 1982 until 1986. His career in broadcasting began at KTTV, Metromedia's broadcast division. In 1972, Mr. Bennett joined Boston Broadcasters, Inc. (BBI), serving as president and director from 1979 until 1982. In 1991, he acquired full ownership from his partners of Trans Atlantic Entertainment, Inc., owner of film and video libraries. Mr. Bennett was named to The Broadcasting and Cable Hall of Fame on November 7, 1994.

     Robert B. Clasen has been a Director since November 2001 and his current term expires in 2004. In January 2002, he was appointed Chairman and Chief Executive Officer of Inetcam, Inc., a privately held international streaming media management software company that develops and globally distributes high-performance multimedia webcasting solutions. From 1999 until June 2001, Mr. Clasen served as Chairman and Chief Executive Officer of ICTV, an interactive/internet television provider. From June 2001 until December 2001, Mr. Clasen remained as Chairman of the board at ICTV and, since December 2001, he has continued to serve as a director for ICTV. From 1997 until 1998, Mr. Clasen served as President and Chief Executive Officer of ComStream Corporation, an international provider of digital transmission solutions for voice, data, imaging, audio and video applications. Prior to 1997, Mr. Clasen held positions as President of each of ComCast International Holdings, the international division of ComCast Cable Communications, and Comcast Cable Communications, one of the country's five largest cable television companies. For the past ten years, Mr. Clasen has also been President and CEO of Clasen Associates, advisors to a broad range of technology and service companies who operate in the broadband, wireless and satellite sectors.

     Michael Fleming was appointed a Director in November 2001 and his current term expires in 2003. Mr. Fleming is currently chairman and Chief Executive Officer of the Fleming Media Group, advising a broad range of content and technology companies on interactive television, broadband, wireless and other convergent technology opportunities. He is the founder and recent past-President of Game Show Network, a satellite delivered television programming service dedicated to the world of games and game play. Mr. Fleming has held senior executive positions at Playboy Entertainment Group, ESPN, Turner Broadcasting and Warner Amex Satellite Entertainment Company. He was inducted into the Cable Pioneers in 1999. Mr. Fleming also serves as a director on the boards of Mixed Signals Technologies, Pacific Ceramics, Bold Ventures and non-profits Cable Advertising Bureau (CAB), Cable Positive, Los Angeles Regional Arts Council and the Alex Theatre.

     Esther L. Rodriguez was appointed as a Director in September 1997 and her current term expires in 2004. She served as a vice president of Next Level Communications, Inc. (formerly General Instrument), a public telecommunications company, until November 1996 after having served in various executive capacities since joining General Instrument in 1987. At General Instrument, Ms. Rodriguez served as vice president of worldwide business development and was instrumental in developing the first home satellite pay-per-view business. She was also general manager and chief operating officer of General Instrument's Satellite Video Center. After leaving General Instrument, she founded and continues to serve as chief executive officer of Rodriguez Consulting Group, a business development consulting firm. Ms. Rodriguez has over 20 years of worldwide experience in the development and management of consumer, commercial, business and educational network systems.

     Gary Arlen was appointed as a Director in August 1999 and his current term expires in 2003. Since 1980, he has been president of Arlen Communications, Inc., a research and consulting firm specializing in interactive information, transactions, telecommunications and entertainment. Arlen Communications provides research and analytical services to domestic and international organizations in entertainment, media, telecommunications and Internet industries. In 1981, Mr. Arlen, an interactive media analyst, founded the Internet Alliance, an industry group representing the interest of online content and service suppliers.

     Vincent A. Carrino was appointed as a Director in September 1999 and his current term expires in 2003. Mr. Carrino is founder and president of Brookhaven Capital Management, LLC, a private investment firm focusing on technology companies, established by him in 1985. Prior to establishing Brookhaven Capital Management, LLC, Mr. Carrino was an analyst with Alliance Capital Management and was an investment banker with CitiBank in New York. Mr. Carrino serves on the board of directors of Cash Technologies, a company focused on ATM-based Internet Commerce.

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

     V. Tyrone Lam was appointed President of Buzztime Entertainment, Inc. in December 1999, after serving as Executive Vice President of NTN since September 1998. He was appointed Vice President and General Manager of the NTN Network in September 1997. Prior to this time he served as Associate Vice President of Marketing from February 1997. Mr. Lam joined NTN in December

1994 in a marketing position. From April 1992 to December 1994, Mr. Lam managed the interactive television sports and games development for the EON Corporation and has held other sales and marketing positions in the computer software industry.

     James B. Frakes was appointed Chief Financial Officer and Secretary of NTN in April 2001. Prior to joining NTN, Mr. Frakes was chief financial officer and a director of Play Co. Toys, a publicly held chain of retail toy stores, where he had been since 1997. On March 28, 2001, Play Co. Toys and its majority-owned subsidiary, Toys International.com, Inc., filed a Chapter 11 petition under federal bankruptcy laws in the Southern District in the State of New York. From June 1990 to March 1997, Mr. Frakes was chief financial officer and a director of Urethane Technologies, Inc., a publicly held specialty chemical company, and two of its subsidiaries, Polymer Development Laboratories, Inc. and BMC Acquisition, Inc., chemical companies focused on the polyurethane segment of the plastics industry. From 1985 to 1990, Mr. Frakes was a manager at Berkeley International Capital Corporation, an investment banking firm specializing in later stage venture capital and leveraged buyout transactions. Mr. Frakes serves on the board of Shopnet.com, Inc., a designer and distributor of swimsuits.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their beneficial ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and we are required to report any failure to file by these dates. We believe that, based on the written representations of its directors and officers and copies of reports filed with the Commission in 2001, our directors, officers and holders of more than 10% of our common stock complied with the requirements of Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows the compensation paid or accrued as of each of the last three fiscal years to all individuals who served as our chief executive officer during 2001 and the four other most highly compensated executive officers who were serving as executive officers at the end of 2001 whose salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                            ANNUAL COMPENSATION                   AWARDS
                                                   ----------------------------------------     SECURITIES
                                                                               OTHER ANNUAL     UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR    SALARY(1)       BONUS      COMPENSATION       OPTION
----------------------------                ----   ------------  ------------  ------------    ------------
Stanley B. Kinsey(2)......................  2001   $   305,386        --            --             350,000
Chief Executive Officer                     2000       295,057        --            --                --
   And Chairman of the Board                1999       286,835      32,500(3)       --             500,000

V. Tyrone Lam.............................  2001   $   223,077        --            --                --
President, Buzztime Entertainment, Inc      2000       198,077        --            --                --
                                            1999       175,000        --            --                --

Mark deGorter(4)..........................  2001   $   199,038        --            --             150,000
President and Chief Operating Officer       2000       127,212        --            --             250,000
  The NTN Network                           1999          --          --            --                --

James B. Frakes(5)........................  2001   $   111,539   $  10,000(6)       --             250,000
Chief Financial Officer                     2000          --          --            --                --
                                            1999          --          --            --                --

Steve Riccabona(7)........................  2001   $   180,000        --            --             100,000
Senior Vice President, Sales and Markeing   2000        83,077        --            --             200,000
  The NTN Network                           1999          --          --            --                --

----------

(1) Includes amounts, if any, deferred under NTN's 401(k) Plan.

(2) Mr. Kinsey waived compensation for serving as a director of NTN. Mr. Kinsey received perquisites and personal benefits that did not exceed the lesser of $50,000 or 10% of his annual salary and bonus.

(3) Represents vested value of options granted October 7, 1999 at below market exercise price, pursuant to his employment agreement and related bonus program.

(4) Mr. deGorter joined NTN in April 2000.

(5) Mr. Frakes joined NTN in April 2001.

(6) Represents a one-time signing bonus paid to Mr. Frakes on August 1, 2001.

(7) Mr. Riccabona joined NTN in July 2000.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table contains information concerning grants of stock options during fiscal 2001 with respect to the Named Executive Officers:

                                             INDIVIDUAL GRANTS
                         -----------------------------------------------------------------------
                         NUMBER OF     % OF TOTAL
                          SHARES        OPTIONS
                         UNDERLYING    GRANTED TO                                   GRANT DATE
                          OPTIONS     EMPLOYEES IN     EXERCISE     EXPIRATION       PRESENT
NAME                      GRANTED      FISCAL YEAR      PRICE          DATE          VALUE(1)
-----------------        ----------   -------------   ----------   ------------    -------------
Stanley B. Kinsey.....   350,000(2)        16%          $0.875        01/25/11       $262,531
Mark deGorter.........   150,000(3)         7%           0.50         01/08/11         64,055
James B. Frakes.......   250,000(3)        12%           0.58         04/30/11        128,556
Steve Riccabona.......   100,000(4)         5%           0.45         04/03/11         38,477

----------

(1) The present value of grant on the grant date was estimated using the Black Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, risk-free interest rate of 4.87%, expected volatility of 124.91%, and expected option life of 5 years.

(2) Represents options granted pursuant to the First Amendment to Employment Agreement dated January 26, 2001 entered into by and between Mr. Kinsey and us. The options vest and become exercisable as to 1/12 of the total shares on the last business day of each calendar month immediately following October 6, 2001, the date of commencement of Mr. Kinsey's extended term of employment.

(3) Represents options granted under the 1995 Stock Option Plan which become exercisable as to 25% of the total shares on the first anniversary of the date of grant and will become exercisable as to an additional 1/36 of the remaining shares on the last day of each of the thirty-six (36) calendar months immediately following the first anniversary of the grant date.

(4) Represents options granted under NTN's 1995 Stock Option Plan which vested and became exercisable as to 50% of the total shares on December 31, 2001 and would have vested and become exercisable as to an additional 25% had the NTN Network reached an aggregate 3,450 subscriber installations in 2001 and as to the final 25% had the NTN Network reached an aggregate 3,840 subscriber installations in 2001. The unvested options terminated at December 31, 2001.

FISCAL YEAR-END OPTION VALUES

     The following table contains information concerning stock options which were unexercised at the end of 2001 with respect to the named executive officers. No stock options were exercised in 2001 by any named executive officer.

                          NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                     UNDERLYING UNEXERCISED OPTIONS             IN-THE-MONEY
                           AT FISCAL YEAR-END           OPTIONS AT FISCAL YEAR-END(1)
                    --------------------------------  --------------------------------
NAME                  EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-----------------   ---------------  ---------------  ---------------  ---------------
Stanley B. Kinsey...     1,958,333         291,667         $180,209         $7,291
V. Tyrone Lam.......       446,875          53,125           32,656          8,594
Mark deGorter.......       114,583         285,417              --          60,000
James B. Frakes.....           --          250,000              --          80,000
Steve Riccabona.....       118,333         131,667           22,500            --

----------

(1) Represents the amount by which the aggregate market price on December 31, 2001 of the shares of our common stock subject to such options exceeded the respective exercise prices of such options. An asterisk denotes that the respective exercise prices of the options shown exceeded the market price of the underlying shares of common stock at December 31, 2001.

DIRECTOR COMPENSATION

     During 2001, directors were entitled to receive cash compensation of $2,400 per month for their services as directors. Further, directors who serve on either the audit or compensation committees or the board of directors of Buzztime Entertainment, Inc. were entitled to receive an additional $3,000 annually. Directors are also eligible for the grant of options to purchase common stock from time to time for services in their capacity as directors.

     Upon the date of commencement of a director's term of service, we grant to each director options to purchase 20,000 shares of our common stock. These options are priced at the closing market price of the common stock on the date of grant. As of the date of grant, 10,000 options are fully vested and exercisable; thereafter, the remaining 10,000 options vest and become exercisable in equal installments each month immediately subsequent to the date of grant and up to the date of the next annual meeting of shareholders. Further, after the initial year of a director's term of service, options to purchase an additional 20,000 shares of common stock shall be granted each year on the date of our annual meeting of shareholders during the remainder of the term of service. The additional options shall be priced at the closing market price of the common stock on the date of grant and shall vest and become exercisable as to 1/12 of the shares each month following the date of grant, subject to the director's continuing service. A director who is re-elected for an additional term of service will be granted options to purchase 20,000 shares of common stock, priced at the closing market price of the common stock on the date of our annual meeting of shareholders, subject to monthly vesting and continued service. Finally, all options granted to directors as compensation for service on the Board of Directors shall expire on the earlier of ten years from the date of grant or two years from the date the director ceases to serve on the Board of Directors. The options provide for immediate vesting in full in the event of a change of control event.

EMPLOYMENT CONTRACTS

     In October 1998, we entered into a written employment agreement pursuant to which Mr. Kinsey is to receive a bonus under a bonus program that was to be agreed upon by and between Mr. Kinsey and the compensation committee of our board of directors. On October 7, 1999, Mr. Kinsey and we entered into an addendum to the employment agreement setting forth the terms of the bonus program. Under the bonus program, the options granted to Mr. Kinsey in October 1999 were granted at a preferred, below market, price of $0.98 per share, the average closing price of our common stock during the three calendar quarters immediately prior to the grant date. The options were granted to Mr. Kinsey pursuant to our 1995 Stock Option Plan and are subject to immediate vesting upon the occurrence of a change of control event. In January 2001, we amended the employment agreement with Mr. Kinsey to extend the duration of the agreement by one year until October 6, 2002 and to award options for an additional 350,000 shares of our common stock at an exercise price of $0.875 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     All compensation determinations for 2001 for our executive officers were made by the Board of Directors as a whole upon the recommendation of the Compensation Committee. Until May 31, 2001, Ms. Rodriguez served on the
Compensation Committee. Commencing June 2001, Mr. Bergsman was appointed to serve on the Compensation Committee along with Mr. Arlen. None of our directors or executive officers has served on the board of directors or the compensation committee of any other company or entity, any of whose officers served either on our Board of Directors or on our Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 19, 2002 the number and percentage ownership of common stock by (i) all persons known to us to own beneficially more than 5% of the outstanding shares of common stock based upon reports filed by each such person with the Securities and Exchange Commission,
(ii) each of our directors, (iii) each of the named executive officers, and (iv) all of the executive officers and directors as a group. Except as otherwise indicated and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares of common stock shown. Except as otherwise indicated, the address for each person is c/o NTN Communications, Inc., 5966 La Place Court, Carlsbad, California 92008. An asterisk denotes beneficial ownership of less than 1%.

                                                         NUMBER OF SHARES
                                                           BENEFICIALLY      PERCENT OF
NAME                                                          OWNED        COMMON STOCK(1)
----------------------------------------------------    ----------------- ----------------
Gary Arlen(2)......................................            82,667            *
Robert M. Bennett(3)...............................           226,737            1%
Barry Bergsman(4)..................................           210,000            1%
Vincent A. Carrino(5)..............................         5,695,768           15%
Robert B. Clasen(6)................................            25,000            *
Michael Fleming(7).................................            15,000            *
Esther L. Rodriguez(8).............................           177,776            *
Stanley B. Kinsey(9)...............................         2,199,333            5%
V. Tyrone Lam(10)..................................           481,250            1%
Mark deGorter(11)..................................           183,334            *
James B. Frakes....................................              --              *
Steve Riccabona(12)................................           135,000            *
                                                        ----------------- -----------------
All  executive  officers  and  directors  of  NTN as a
Group (11 persons)(13).............................         9,431,865           24%

                                                        ================= =================

----------

(1) Included as outstanding for purposes of this calculation are 38,681,020 shares of common stock (the amount outstanding as of February 19, 2002) plus, in the case of each particular holder, the shares of common stock subject to currently exercisable options, warrants, or other instruments exercisable for or convertible into shares of common stock (including such instruments exercisable within 60 days after February 19, 2002) held by that person, which instruments are specified by footnote. Shares issuable as part or upon exercise of outstanding options, warrants, or other instruments other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.

(2) Includes 81,667 shares subject to currently exercisable options held by Mr. Arlen.

(3) Includes 115,000 shares subject to currently exercisable options held by Mr. Bennett.

(4) Includes 115,000 shares subject to currently exercisable options and 56,000 shares subject to currently exercisable warrants held by Mr. Bergsman.

(5) Includes 181,667 shares subject to currently exercisable options held by Mr. Carrino. Also includes 201,656 owned directly by Mr. Carrino and 5,312,445 shares owned, directly or indirectly, by investment advisory clients of Brookhaven Capital Management, LLC, which in some cases has sole voting and investment discretion over such shares. Mr. Carrino is the sole owner and the Manager of Brookhaven Capital Management, LLC and, as such, in some cases he may be deemed to beneficially own such shares. Mr. Carrino disclaims such beneficial ownership. Brookhaven Capital Management is located at 3000 Sand Hill Road, Menlo Park, CA 94205.

(6) Includes 15,000 shares subject to currently exercisable options held by Mr. Clasen. Includes 10,000 owned by the Clasen Family Trust, of which Mr. Clasen is co-trustee with members of his immediate family. As co-trustee, Mr. Clasen shares voting and investment power with respect to the shares.

(7) Includes 15,000 shares subject to currently exercisable options held by Mr. Fleming.

(8) Includes 115,000 shares subject to currently exercisable options held by Ms. Rodriguez. Also includes 1,000 shares owned by the Rodriguez Family Trust, of which Ms. Rodriguez is a co-trustee with members of her immediate family. As co-trustee, Ms. Rodriguez shares voting and investment power with respect to the shares.

(9) Includes 2,075,000 shares subject to currently exercisable options held by Mr. Kinsey.

(10) Represents shares subject to currently exercisable options held by Mr. Lam.

(11) Represents shares subject to currently exercisable options held by Mr. deGorter.

(12) Represents shares subject to currently exercisable options held by Mr. Riccabona.

(13) Includes shares subject to currently exercisable options and warrants held by executive officers and directors, including those described in notes (2) through (12) above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS

     On May 8, 2001, we entered into an advertising sales representative agreement with Baron Enterprises, Inc., a corporation wholly-owned and operated by Barry Bergsman, a member of our board of directors, pursuant to which Baron will provide advertising sales representation services to us under the direction of the NTN Network's president and chief operating officer. For Baron's services under the advertising sales representative agreement, we granted Baron a three-year warrant to purchase 20,000 shares of NTN common stock at an exercise price of $0.50 per share. The warrant vests and becomes exercisable as to 1/12 of the total shares on the last business day of each of the twelve months commencing April 2001, subject to Baron continuing to provide services to us. In addition, Baron will receive a commission in the amount of 35% of net advertising revenues received by the NTN Network from any advertising contract solicited by Baron. We will pay to Baron a monthly recoverable cash advance against commissions to be earned in the amount of $5,000 per month, not to exceed an aggregate of $60,000 per year. The advertising sales representative agreement expires on April 1, 2002.

INDEMNITY AGREEMENTS

     We have entered into indemnity agreements with each of our directors and executive officers. The indemnity agreements provide that we will indemnify these individuals under certain circumstances against certain liabilities and expenses they may incur in their capacities as directors or officers. We believe that the use of such indemnity agreements is customary among corporations and that the terms of the indemnity agreements are reasonable and fair, and are in its best interests to retain experienced directors and officers.

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

          Exhibits. The following exhibits are filed as a part of this report:

      EXHIBIT
         NO.                                  DESCRIPTION
     ---------    --------------------------------------------------------------------

      3.1         -- Amended and Restated Certificate of Incorporation of the
                     Company, as amended(5)
      3.2         -- Certificate of Designations, Rights and Preferences of
                     Series B Convertible Preferred Stock(9)
      3.3         -- Certificate of Amendment to Restated Certificate of
                     Incorporation of the Company, dated March 22, 2000(10)
      3.4         -- Certificate of Amendment to Restated Certificate of
                     Incorporation of the Company, dated March 24, 2000(10)
      3.5         -- By-laws of the Company(2)
      4.1         -- Specimen Common Stock Certificate(14)
      4.2         -- Securities Purchase Agreement, dated November 14,2000, by and among NTN Communications,  Inc. and the Buyers, as
                     defined therein(12)
      4.3         -- Registration Rights Agreement, dated November 14, 2000, by and among NTN Communications, Inc.and the Buyers, as
                     defined therein(12)
      4.4         -- First Amendment to Securities Purchase Agreement, dated
                     January  26,  2001,  by and among NTN  Communications, Inc.
                     and the Buyers, as defined therein.(13)
      4.5         -- Form of Amended and Restated Common Stock Purchase Warrants
                     of NTN Communications, Inc., dated January 26, 2001(13)
      4.6*        -- Stock Option Agreement, dated October 7, 1998, by and
                     between NTN Communications, Inc. and Stanley B. Kinsey(6)
      4.7*        -- Stock Option Agreement, dated  October 7, 1999, by and
                     between NTN Communications, Inc. and Stanley B. Kinsey(8)
      4.8*        -- Stock Option Agreement, dated January 26, 2001, by and
                     between NTN Communications, Inc. and Stanley B. Kinsey(16)
     10.1         -- License Agreement with NTN Canada(3)

      EXHIBIT
         NO.                                  DESCRIPTION
     ---------    --------------------------------------------------------------

     10.2*        -- Employment Agreement, dated October 7, 1998, by and
                     between NTN Communications, Inc. and Stanley B. Kinsey(6)
     10.3         -- Loan and Security Agreement, dated August 6, 1999, by and between NTN Communications, Inc. and Coast Business Credit, a division of Southern Pacific Bank.(7)
     10.4         -- First Amendment to Loan and Security Agreement, by and
                     between NTN Communications, Inc. and Coast Business Credit (7)
     10.5         -- Second Amendment to Loan and Security  Agreement, by and
                     between NTN Communications, Inc. and Coast Business Credit (16)
     10.6         -- Third Amendment to Loan and Security Agreement, by and
                     between NTN Communications, Inc. and Coast Business Credit (16)
     10.7         -- Fourth Amendment to Loan and Security Agreement, by and
                     between NTN Communications, Inc. and Coast Business Credit(1)
     10.8         -- Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology
                     Co., Ltd.(11)
     10.9         -- Office Lease, dated July 17, 2000, between Prentiss Properties
                     Acquisition Partners, L.P. and NTN Communications, Inc. (15)
     21.1         -- Subsidiaries of Registrant (1)
     23.1         -- Consent of KPMG LLP(1)

----------

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

(5) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-69383, filed on December 28, 1998, and incorporated by reference.

(6) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1998 and incorporated by reference.

(7) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 30, 1999 and incorporated herein by reference.

(8) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 31, 1999 and incorporated herein by reference.

(9) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.

(10) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.

(11) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.

(12) Previously filed as an exhibit to NTN's registration statement on Form S-3, filed on December 11, 2000, and incorporated by reference.

(13) Previously filed as an exhibit to NTN's registration statement on Form S-3/A, filed on March 5, 2001, and incorporated by reference.

(14) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.

(15) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000 and incorporated by reference.

(16) Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.


     (b) Reports on Form 8-K.
     On December 14, 2001, we filed a Current Report on Form 8-K  (event  date
     December  11,  2001)to  report  under Item 5 (Other Events)the   conversion
     by the holders of our 7% convertible senior subordinated notes of $2.0 million of the outstanding $4.0 million principal amount into 1,639,344 shares of the Company's common stock. We also reported the interest rate on the remaining outstanding principal of the notes was increased from 4% to 8%.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NTN COMMUNICATIONS, INC.


                                     By:          /s/ James B. Frakes
                                     ----------------------------------------
                                               Chief Financial Officer

Dated: March 6, 2002

     KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose names appear below appoint and constitute Stanley B. Kinsey and James B. Frakes, and each one of them, acting individually and without the other, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any and all amendments to this Report on Form 10-K and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, and such other agencies, offices and persons as may be required by applicable law, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURE                        TITLE              DATE
                    ---------                        -----              ----

           /s/ STANLEY B. KINSEY           Chief Executive Officer March 6, 2002
   --------------------------------------  and Chairman of the Board
               Stanley B. Kinsey

            /s/ BARRY BERGSMAN             Director                March 6, 2002
   --------------------------------------
                Barry Bergsman

           /s/ ROBERT M. BENNETT           Director                March 6, 2002
   --------------------------------------
               Robert M. Bennett

          /s/ ESTHER L. RODRIGUEZ          Director                March 6, 2002
   --------------------------------------
               Esther L. Rodriguez

              /s/ GARY ARLEN               Director                March 6, 2002
   --------------------------------------
                  Gary Arlen

          /s/ VINCENT A. CARRINO           Director                March 6, 2002
   --------------------------------------
               Vincent A. Carrino

           /s/ ROBERT B. CLASEN            Director                March 6, 2002
   --------------------------------------
               Robert B. Clasen

            /s/ MICHAEL FLEMING            Director                March 6, 2002
   --------------------------------------
                Michael Fleming

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                             PAGE

Independent Auditors' Report..............................   F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as December 31, 2001 and
     2000.................................................   F-3
  Consolidated  Statements of Operations for the years
     ended December 31, 2001, 2000, and 1999..............   F-4
  Consolidated Statements of Shareholders' Equity for
     the years ended December 31, 2001, 2000, and 1999....   F-5
  Consolidated  Statements of Cash Flows for the years
     ended December 31, 2001, 2000, and 1999..............   F-6
Notes to Consolidated Financial Statements................   F-8
Financial Statement Schedule II-- Valuation and
  Qualifying Accounts.....................................   F-24

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTN Communications, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/ KPMG LLP

San Diego, California
February 25, 2002

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

ASSETS

                                                                        2001           2000
                                                                   -------------  -------------
Current Assets:
  Cash and cash equivalents...................................     $  1,296,000   $  2,188,000
  Restricted cash.............................................           94,000        202,000
  Accounts receivable, net of allowance for doubtful
    accounts of $440,000 in 2001 and $811,000 in 2000.........        1,411,000      1,724,000
  Investments available-for-sale..............................          174,000        272,000
  Deposits on broadcast equipment.............................           69,000        112,000
  Deferred costs..............................................          675,000        772,000
  Prepaid expenses and other current assets...................          499,000        538,000
                                                                   -------------  -------------
         Total current assets.................................        4,218,000      5,808,000

Broadcast equipment and fixed assets, net.....................        8,029,000     11,963,000
Software development costs, net of accumulated amortization
  of $173,000 in 2001 and $32,000 in 2000.....................          588,000        405,000
Deferred costs................................................          411,000        565,000
Other assets..................................................          134,000         81,000
                                                                   -------------  -------------
         Total assets.........................................     $ 13,380,000   $ 18,822,000
                                                                   =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable............................................     $    906,000   $    816,000
  Accrued expenses............................................          889,000      1,351,000
  Accrual for litigation costs................................           44,000         57,000
  Accrual for sales tax.......................................          163,000        399,000
  Obligations under capital leases............................          168,000        579,000
  Deferred revenue............................................        2,008,000      1,575,000
  Note payable................................................               --        138,000
                                                                   -------------  -------------
         Total current liabilities.....................               4,178,000      4,915,000

Obligations under capital leases,excluding current portion....          110,000         83,000
Revolving line of credit......................................        2,479,000      3,919,000
Senior subordinated convertible notes.........................        1,958,000      3,987,000
Deferred revenue..............................................          877,000      1,804,000
Other long-term liabilities and note payable, excluding
  current portion.............................................           12,000         32,000
                                                                   -------------  -------------
         Total liabilities....................................        9,614,000     14,740,000
                                                                   -------------  -------------

Minority interest in consolidated subsidiary..................          855,000             --
                                                                   -------------  -------------
Shareholders' equity:
  Series A 10% cumulative convertible preferred stock, $.005 par value, 5,000,000 shares authorized; 161,000 shares
    issued and outstanding at December 31, 2001 and
    December 31, 2000.........................................            1,000          1,000
  Common stock, $.005 par value, 70,000,000 shares
    authorized; 38,627,000 and 36,046,000 shares issued and
    outstanding at December 31, 2001 and December 31,
    2000, respectively........................................          192,000        179,000
  Additional paid-in capital..................................       80,639,000     78,153,000
  Accumulated deficit.........................................      (76,890,000)   (73,234,000)
  Accumulated other comprehensive loss........................         (643,000)      (545,000)
  Treasury stock, at cost, 91,000 and 111,000 shares at
    December 31, 2001 and December 31, 2000...................         (388,000)      (472,000)
                                                                   -------------  -------------
         Total shareholders' equity...........................        2,911,000      4,082,000
                                                                   -------------  -------------
         Total liabilities and shareholders' equity...........     $ 13,380,000   $ 18,822,000
                                                                   =============  =============

              See accompanying notes to consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                      2001          2000          1999
                                                  ------------  ------------  -------------
Revenues:
  NTN Network revenues..........................  $ 22,382,000  $ 21,406,000  $ 22,250,000
  Buzztime service revenues.....................       159,000       540,000       383,000
  America Online fees...........................            --            --       600,000
  Equipment sales, net of cost of sales of
    $208,000 in 1999............................            --            --        84,000
  Other revenues................................        18,000       102,000       431,000
                                                  ------------- ------------- -------------
          Total revenues........................    22,559,000    22,048,000    23,748,000
                                                  ------------- ------------- -------------

Operating expenses:
  Direct operating costs of services (includes
   depreciation of $3,297,000,$4,481,000 and
   $5,187,000 for 2001, 2000 and 1999
   respectively)................................     8,876,000    11,098,000    11,169,000
  Selling, general and administrative...........    14,342,000    15,070,000    13,610,000
  Litigation, legal and professional fees.......       463,000       474,000       558,000
  Depreciation and amortization.................     1,711,000     1,815,000     1,370,000
  Impairment charges............................            --     1,362,000            --
  Research and development......................       101,000       430,000       842,000
                                                  ------------- ------------- -------------
          Total operating expenses..............    25,493,000    30,249,000    27,549,000
                                                  ------------- ------------- -------------
Operating loss..................................    (2,934,000)   (8,201,000)   (3,801,000)
                                                  ------------- ------------- -------------

Other income (expense):
  Interest income...............................        63,000        72,000       116,000
  Interest expense..............................      (846,000)   (1,131,000)   (1,050,000)
  Debt conversion costs.........................      (189,000)           --            --
  Gain on sale of assets of subsidiary..........            --            --     2,254,000
  Other.........................................       165,000       119,000       (17,000)
                                                  ------------- ------------- -------------
          Total other income (expense)..........      (807,000)     (940,000)    1,303,000
                                                  ------------- ------------- -------------

Loss before income taxes,  minority  interest
  in loss of consolidated subsidiary and
  cumulative effect of accounting change........    (3,741,000)   (9,141,000)   (2,498,000)
Provision for income taxes......................            --            --            --
Minority interest in loss of consolidated
  subsidiary....................................        85,000            --            --
                                                  ------------- ------------- -------------

Loss before cumulative effect of accounting
  change........................................    (3,656,000)   (9,141,000)   (2,498,000)
Cumulative effect of accounting change..........            --      (448,000)           --
                                                  ------------  ------------  ------------
Net loss available to common shareholders.......  $ (3,656,000) $ (9,589,000) $ (2,498,000)
                                                  ============  ============  ============

Loss per common share--basic and diluted loss
  before cumulative effect of accounting change.  $      (0.10) $      (0.28) $      (0.09)
Cumulative effect of accounting change..........  $         --  $      (0.01) $         --
                                                  ------------- ------------- -------------
Net loss........................................  $      (0.10) $      (0.29) $      (0.09)
                                                  ============= ============= =============

Weighted average shares outstanding-- basic and
  diluted.......................................    36,755,000    33,206,000    28,470,000
                                                  ============= ============= =============

           See accompanying notes to consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              SERIES A AND B
                                                                CUMULATIVE
                                                                CONVERTIBLE
                                                                 PREFERRED
                                                                   STOCK                COMMON STOCK
                                                         -----------------------  ------------------------   ADDITIONAL
                                                                                                               PAID-IN
                                                            SHARES      AMOUNT      SHARES       AMOUNT       CAPITAL
                                                         -----------  ----------  -----------  -----------  -------------
Balance, December 31, 1998.............................     217,000     $ 2,000   28,086,000    $ 140,000   $ 70,733,000
  Conversion of Series B Preferred Stock to
    Convertible Note Payable...........................     (56,000)     (1,000)          --           --     (5,448,000)
  Convertible Note Payable converted to Common Stock             --          --      793,000        4,000      1,008,000
  Issuance  of  stock  for  exercise  of  warrants
    and options........................................          --          --      334,000        2,000        345,000
  Issuance of Treasury Stock pursuant to anti-dilution
    provision..........................................          --          --           --           --       (931,000)
  Issuance of stock in lieu of interest................          --          --      435,000        2,000        295,000
  Issuance of stock in lieu of dividends...............          --          --       13,000           --             --
  Issuance of stock in payment of accrued board
    compensation.......................................          --          --      253,000        1,000        246,000
  Stock options granted below market...................          --          --           --           --         38,000
  Warrants granted to non-employees....................          --          --           --           --        262,000
  Unrealized holding loss on investments
    available-for-sale.................................          --          --           --           --             --
  Net loss.............................................          --          --           --           --             --
                                                         -----------  ----------  -----------  -----------  -------------
Balance, December 31, 1999..........................       161,000      $ 1,000   29,914,000    $ 149,000   $ 66,548,000
  Convertible Note Payable converted to Common Stock...         --           --      719,000        4,000        913,000
  Issuance of stock for exercise of warrants and
    options............................................         --           --    2,069,000        9,000        881,000
  Issuance of stock in lieu of interest................         --           --      115,000        1,000        321,000
  Issuance of stock in lieu of dividends...............         --           --       10,000           --             --
  Issuance of stock in private placements, net of
    issuance costs.....................................         --           --    3,219,000       16,000      7,012,000
  Stock-based compensation.............................         --           --           --           --        685,000
  Unrealized holding loss on investments
    available-for-sale.................................         --           --           --           --             --
  Expiration of settlement warrant obligation..........         --           --           --           --      1,793,000
  Net loss.............................................         --           --           --           --             --
                                                         -----------  ----------  -----------  -----------  -------------
Balance, December 31, 2000.............................    161,000      $ 1,000   36,046,000    $ 179,000   $ 78,153,000
  Convertible Note Payable converted to Common Stock...         --           --    1,639,000        8,000      2,137,000
  Issuance of stock for exercise of warrants and
options................................................         --           --      104,000        1,000         92,000
  Issuance of stock in lieu of interest................         --           --      418,000        2,000        198,000
  Issuance of stock in lieu of dividends...............         --           --       24,000           --             --
  Issuance of stock in payment of accrued board
    compensation.......................................         --           --           --           --        (71,000)
  Issuance of stock in private placement, net of
    issuance costs.....................................         --           --      396,000        2,000         11,000
  Stock-based compensation.............................         --           --           --           --        119,000
  Unrealized holding loss on investments
    available-for-sale.................................         --           --           --           --             --
  Net loss.............................................         --           --           --           --             --
                                                         -----------  ----------  -----------  -----------  -------------
Balance, December 31, 2001.............................     161,000     $ 1,000   38,627,000    $ 192,000   $ 80,639,000
                                                         ===========  ==========  ===========  ===========  =============


                                                                          ACCUMULATED
                                                                              OTHER
                                                          ACCUMULATED     COMPREHENSIVE   TREASURY
                                                            DEFICIT           LOSS          STOCK         TOTAL
                                                         --------------   -------------  ------------  ------------
Balance, December 31, 1998.............................   $(61,147,000)             --    (1,403,000)  $ 8,325,000
  Conversion of Series B Preferred Stock to
    Convertible Note Payable...........................             --              --            --    (5,449,000)
  Convertible Note Payable converted to Common Stock                --              --            --     1,012,000
  Issuance  of  stock  for  exercise  of  warrants
    and options........................................             --              --            --       347,000
  Issuance of Treasury Stock pursuant to anti-dilution
    provision..........................................             --              --       931,000            --
  Issuance of stock in lieu of interest................             --              --            --       297,000
  Issuance of stock in lieu of dividends...............             --              --            --            --
  Issuance of stock in payment of accrued board
    compensation.......................................             --              --            --       247,000
  Stock options granted below market...................             --              --            --        38,000
  Warrants granted to non-employees....................             --              --            --       262,000
  Unrealized holding loss on investments
    available-for-sale.................................             --        (360,000)           --      (360,000)
  Net loss.............................................     (2,498,000)            --             --    (2,498,000)
                                                         --------------   -------------  ------------  ------------
Balance, December 31, 1999..........................      $(63,645,000)   $   (360,000)  $  (472,000)  $ 2,221,000
  Convertible Note Payable converted to Common Stock...             --              --            --       917,000
  Issuance of stock for exercise of warrants and
    options............................................             --              --            --       890,000
  Issuance of stock in lieu of interest................             --              --            --       322,000
  Issuance of stock in lieu of dividends...............             --              --            --            --
  Issuance of stock in private placements, net of
    issuance costs.....................................             --              --            --     7,028,000
  Stock-based compensation.............................             --              --            --       685,000
  Unrealized holding loss on investments
    available-for-sale.................................             --        (185,000)           --      (185,000)
  Expiration of settlement warrant obligation..........             --              --            --     1,793,000
  Net loss.............................................     (9,589,000)             --            --    (9,589,000)
                                                         --------------   -------------  ------------  ------------
Balance, December 31, 2000.............................   $(73,234,000)   $   (545,000)  $  (472,000)  $ 4,082,000
  Convertible Note Payable converted to Common Stock...             --              --            --     2,145,000
  Issuance of stock for exercise of warrants and
options................................................             --              --            --        93,000
  Issuance of stock in lieu of interest................             --              --            --       200,000
  Issuance of stock in lieu of dividends...............             --              --            --            --
  Issuance of stock in payment of accrued board
    compensation.......................................             --              --        84,000        13,000
  Issuance of stock in private placement, net of
    issuance costs.....................................             --              --            --        13,000
  Stock-based compensation.............................             --              --            --       119,000
  Unrealized holding loss on investments
    available-for-sale.................................             --         (98,000)           --       (98,000)
  Net loss.............................................     (3,656,000)             --            --    (3,656,000)
                                                         --------------   -------------  ------------  ------------
Balance, December 31, 2001.............................   $(76,890,000)   $   (643,000)  $  (388,000)  $ 2,911,000
                                                         ==============   =============  ============  ============

           See accompanying notes to consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         2001          2000           1999
                                                    -------------  -------------  ------------
Cash flows provided by operating activities:

  Net loss.......................................   $ (3,656,000)  $ (9,589,000) $ (2,498,000)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization...............      5,008,000      6,296,000     6,557,000
     Provision for doubtful accounts.............        767,000        442,000       746,000
     Impairment charges..........................             --      1,362,000            --
     Cumulative effect of accounting change......             --        448,000            --
     Gain on settlement of debt..................       (146,000)            --            --
     Debt conversion costs.......................        189,000             --            --
     Loss from disposition of equipment and sale
       of available-for-sale investments, net...         221,000          6,000        (6,000)
     Stock-based compensation charges............        119,000        685,000       292,000
     Non-cash interest expense...................        170,000        309,000       395,000
     Accreted interest expense...................         80,000        206,000       459,000
     Minority interest in loss of subsidiary.....        (85,000)            --            --
     Amortization of deferred revenue............             --             --       (85,000)
     Gain on sale of assets of subsidiary........             --             --    (2,254,000)
     Changes in assets and liabilities:
       Restricted cash...........................        108,000         37,000      (239,000)
       Accounts receivable.......................       (454,000)       375,000      (816,000)
       Prepaid expenses and other assets.........        (29,000)       476,000      (423,000)
       Accounts payable and accrued expenses.....       (567,000)      (558,000)     (604,000)
       Deferred revenue..........................       (243,000)       515,000       236,000
       Management severance and other long-term
          liabilities............................             --       (606,000)     (955,000)
                                                    -------------  -------------  ------------
          Net cash provided by operating
            activities...........................      1,482,000        404,000       805,000
                                                    -------------  -------------  ------------

Cash flows used in investing activities:

  Capital expenditures...........................       (947,000)    (7,188,000)   (6,814,000)
  Software development expenditures..............       (324,000)    (1,557,000)           --
  Deposits on broadcast equipment................         43,000        499,000      (374,000)
  Notes receivable...............................             --        138,000        70,000
  Proceeds from sale of investments..............             --        538,000            --
  Proceeds from sale of assets of subsidiary.....             --             --     1,227,000
  Proceeds from sale of equipment................             --             --        45,000
                                                    -------------  -------------  ------------
          Net cash used in investing
            activities...........................     (1,228,000)    (7,570,000)   (5,846,000)
                                                    -------------  -------------  ------------

Cash flows provided by (used in)financing activities:

  Principal payments on capital leases...........       (576,000)      (932,000)   (1,125,000)
  Borrowings from revolving line of credit.......     20,694,000     26,624,000    11,175,000
  Principal payments on note payable and
     revolving line of credit....................    (22,159,000)   (25,300,000)   (8,872,000)
  Proceeds from issuance of common stock and
     preferred stock, net of issuance costs......        802,000      7,028,000            --
  Proceeds from exercise of warrants and options.         93,000        890,000       347,000
                                                    -------------  -------------  ------------
          Net cash provided by (used in) financing
            activities...........................     (1,146,000)     8,310,000     1,525,000
                                                    -------------  -------------  ------------

Net increase (decrease)in cash and cash
  equivalents....................................       (892,000)     1,144,000    (3,516,000)
Cash and cash equivalents at beginning of year...      2,188,000      1,044,000     4,560,000
                                                    -------------  -------------  ------------
Cash and cash equivalents at end of year.........   $  1,296,000   $  2,188,000   $ 1,044,000
                                                    =============  =============  ============

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                          2001         2000           1999
                                                    -------------  -------------  ------------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest....................................     $  559,000     $  602,000    $  249,000
                                                    =============  =============  ============
     Income taxes................................     $       --     $       --    $       --
                                                    =============  =============  ============
Supplemental disclosure of non-cash investing and
financing activities:
  Issuance of treasury stock pursuant to
     anti-dilution provision.....................     $       --     $       --    $  931,000
                                                    =============  =============  ============
  Issuance of common stock in payment of
     interest....................................     $  200,000     $  322,000    $  297,000
                                                    =============  =============  ============
  Issuance of common stock in payment of board
     compensation................................     $   13,000     $       --    $  247,000
                                                    =============  =============  ============
  Equipment acquired under capital leases........     $  192,000     $  379,000    $1,767,000
                                                    =============  =============  ============
  Equipment and license acquired by issuing note
     payable.....................................     $       --     $       --    $  361,000
                                                    =============  =============  ============
  Exchange of preferred stock for convertible
     notes and warrants..........................     $       --     $       --    $5,449,000
                                                    =============  =============  ============
  Exchange of convertible notes for common stock.     $2,000,000     $  917,000    $1,012,000
                                                    =============  =============  ============
  Unrealized holding loss on investments
     available for sale..........................     $   98,000     $  185,000    $  360,000
                                                    =============  =============  ============
  Sale of assets of subsidiary for cash of
     $1,227,000 and stock of eBet Online.........     $       --     $       --    $1,297,000
                                                    =============  =============  ============
  Expiration of settlement warrant obligation....     $       --     $1,793,000    $       --
                                                    =============  =============  ============

           See accompanying notes to consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     NTN operates its businesses through two operating segments: Buzztime Entertainment, Inc.(TM) (Buzztime) and The NTN Network(TM). Buzztime, NTN's 94%-owned subsidiary formed in December 1999, owns the exclusive rights to the largest known digital trivia game show library and many unique "TV Play-along" sports games. The NTN Network operates two interactive television (ITV) networks: its original NTN Network and its new Digital Interactive Television
(DITV) Network. Both networks broadcast daily a wide variety of popular interactive games, advertisements and informational programming to consumers in approximately 3,600 restaurants, sports bars and taverns throughout North America.

Basis of Accounting Presentation

     The consolidated financial statements include the accounts of NTN and its subsidiaries, IWN Inc. ("IWN"), IWN, L.P. and Buzztime (collectively "NTN" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Critical Accounting Policies and Estimates

     The preparation of these financial statements requires NTN to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, NTN evaluates its estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment and other fixed assets, bad debts, investments, intangible assets, financing operations, and contingencies and litigation. NTN bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     NTN believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. NTN records deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on Staff Accounting Bulletin 101, NTN amortizes these amounts over an estimated three year average life of a customer relationship. If a significant number of its customers leave NTN before the estimated life of each customer is attained, amortization of those deferred costs and revenues would accelerate, which would result in net incremental revenue. NTN incurs a relatively significant level of depreciation expense in relationship to its operating income. The amount of depreciation expense in any year is largely related to the estimated life of handheld, wireless Playmaker devices and computers located at our customer sites. If the Playmakers and servers turn out to have a longer life, on average, than estimated, NTN depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, NTN depreciation expense would be significantly increased in those future periods. NTN maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of NTN's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Cash and Cash Equivalents

     For the purpose of financial statement presentation, NTN considers all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2001 and 2000 consists primarily of money market accounts.

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

Revenue Recognition

     NTN recognizes revenue from five sources: NTN Network revenues, Buzztime service revenues, America Online revenues, equipment sales, and other sources. Revenue is not recognized until collectibility of fees is reasonably assured.

     NTN Network revenue is generated primarily from broadcasting content and advertising. Revenues generated from broadcasting content to subscriber locations is recognized ratably over the contract term as the content is broadcast 17 hours a day/seven days a week. Consistent with the terms of advertising agreements, advertising is aired a specified number of times per hour everyday and therefore, revenues are recognized ratable over the contract term. Included in NTN Network revenues are amounts earned under a license agreement with our Canadian licensee, who operates approximately 500 hospitality locations. Revenue under this license agreement is recognized on a monthly basis as broadcast content is aired similar to NTN Network revenue.

     Buzztime service and America Online revenues are recognized as the service is provided by NTN.

     Equipment sales are recognized when equipment is shipped or transferred to the purchaser.

     Other revenue is recognized when all material services or conditions relating to the transaction have been performed or satisfied.

     In the fourth quarter of 2000, NTN changed its method of accounting for NTN Network installation, setup and training fees ("installation fees") received from customers, retroactively effective as of January 1, 2000, in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Previously, NTN recognized approximately one-half of the installation fees upon customer setup to cover direct expenses of the installation, setup and training and the balance over the life of the contract which generally is one year. Under the new method, all installation fees billed are deferred and recognized as revenue on a straight-line basis over 36 months, the estimated life of the customer relationship. Installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets. In addition, the direct expenses of the installation, setup and training are deferred and amortized on a straight-line basis over 36 months and are classified as deferred costs on the accompanying consolidated balance sheets. Included in 2000 is revenue of $780,000 and direct expenses of $843,000, that was previously recognized in 1999, 1998 and 1997 under the old method. The pro forma effect of retroactive application on the results of operations for the years ended December 31, 2000, and 1999 is shown below:

                                                  2000         1999
                                               -----------  -----------

Net loss             As reported.............  $ 9,589,000  $ 2,498,000
                     Pro forma...............  $ 9,141,000  $ 3,951,000
Net loss per share   As reported.............  $      0.29  $      0.09
                     Pro forma...............  $      0.28  $      0.14

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

Stock-Based Compensation

     On January 1, 1996, NTN adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. NTN has elected to continue to apply the provisions of APB No. 25 and related interpretations and provide the pro forma disclosure provisions of SFAS No. 123.

     The company accounts for options and warrants issued to non-employees in exchange for services in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company estimates the fair value of options and warrants using the Black Scholes option-pricing model. For agreements which require the achievement of specific performance criteria be met in order for the options or warrants to vest, the measurement date is the date at which the specific performance criteria is met. Prior to the measurement date, options and warrants subject to vesting based on the achievement of specific performance criteria that, based on different possible outcomes, result in a range of aggregate fair values are measured at each financial reporting period at their lowest aggregate then-current fair value, while options and warrants which vest over the service period or at completion of the service period are measured at each financial reporting period at their then-current fair value, for purposes of recognition of costs during those periods. For agreements which provide for services to be rendered without the requirement of specific performance criteria, the company measures the fair value of the options and warrants at the earlier of the date the services are completed or the date the options and warrants vest and are non-forfeitable. Generally, services are not rendered prior to the grant date and the related agreements do not contain performance commitments. Accordingly, the measurement date for compensation expense occurs subsequent to the grant date. From the grant date to the measurement date, compensation expense is estimated at each financial reporting period and is recorded over the service period. The unvested options and warrants continue to be remeasured at each financial reporting period until they vest or until the services are completed. For agreements which provide options and warrants for services already rendered, the options and warrants immediately vest and the measurement date is the date of grant. Modifications that increase the fair value of the warrants are treated as an exchange of the original warrant for a new one. Additional compensation expense related to modifications, if any, is recorded over the remaining service period.

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

Investments Available-for-Sale

     Investment securities consist of equity securities, which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value and unrealized holding gains and losses are excluded from earnings and are reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established.

Fair Value of Financial Instruments

     NTN believes that the fair value of financial instruments approximate their carrying value. The following methods and assumptions were used to estimate the fair value of financial instruments:

     The carrying values of cash and cash equivalents, restricted cash, investments available-for-sale, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying value of the revolving line of credit approximates its fair value because the interest rate is indexed by current market rates, and the other terms are comparable to those currently available in the market place. The carrying value of the convertible notes approximates its fair value because the interest rate and other terms are comparable to rates currently available in the market.

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

Research and Development and Advertising

     Research and development and advertising are expensed as incurred. Research and development costs amounted to $101,000, $430,000 and $842,000 in 2001, 2000 and 1999, respectively. Advertising costs amounted to $939,000, $403,000 and $343,000 in 2001, 2000 and 1999, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Basic and Diluted Earnings Per Common Share

     NTN computes basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of NTN.
Options, warrants, convertible preferred stock and convertible notes representing approximately 12,199,000, 12,614,000 and 15,306,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2001, 2000 and 1999, respectively, as their effect is anti-dilutive.

Reclassifications

     Certain items in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized for their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption did not have a material impact on our financial condition or our results of operations at January 1, 2002.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

     SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

     The Company is required and plans to adopt the provisions of SFAS No. 143 during the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. We currently do not expect SFAS No. 143 to have a material impact.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

     The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions during the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

(2) BROADCAST EQUIPMENT AND FIXED ASSETS

    Broadcast equipment and fixed assets are recorded at cost and consist of the following:

                                              2001           2000
                                         -------------  -------------
Broadcast equipment...................   $ 19,591,000   $ 19,149,000
Furniture and fixtures................        580,000        574,000
Machinery and equipment...............      8,154,000      7,878,000
Leasehold improvements................        821,000        820,000
Equipment under capital lease:
  Broadcast equipment.................      1,745,000      1,654,000
  Machinery and equipment.............      1,298,000      1,217,000
  Other equipment.....................         21,000             --
Other equipment.......................             --          9,000
                                         -------------  -------------
                                           32,210,000     31,301,000
Accumulated depreciation and
  amortization........................    (24,181,000)   (19,338,000)
                                         -------------  -------------
                                         $  8,029,000   $ 11,963,000
                                         =============  =============

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

(4) COMMON STOCK OPTIONS AND WARRANTS

Options

     NTN has two active stock option plans. The 1995 Employee Stock Option Plan (the "Option Plan") was approved by the shareholders in 1995 and was subsequently amended. Under the Option Plan, options for the purchase of NTN's common stock may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except, the Board of Directors, at its discretion, can authorize acceleration of vesting periods. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan as of December 31, 2001 is 10,478,970.

     In addition, NTN has issued options pursuant to a Special Stock Option Plan ("Special Plan"). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares authorized for issuance under the Special Plan as of December 31, 2001 is 604,000.

     On May 31, 2001, Buzztime adopted an incentive stock option plan. Pursuant to the option plan, Buzztime may grant options to purchase Buzztime common stock, subject to applicable share limits, upon terms and conditions specified in the plan. To date, no options have been granted under the plan.

     The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $0.78, $2.45, and $0.92, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001 -- dividend yield of 0%, risk-free interest rate of 4.5%, expected volatility of 131%, and expected life of 4 years; 2000 -- dividend yield of 0%, risk-free interest rate of 6.30%, expected volatility of 129%, and expected life of 4 years; and 1999 -- dividend yield of 0%, risk-free interest rate of 5.28%, expected volatility of 125%, and expected life of 3.6 years. In compliance with APB No. 25, NTN expensed $104,000, $134,000, and $38,000 in 2001, 2000, and 1999
respectively, associated with the grants of 600,000 options in 1999 below market value pursuant to the Option Plan. No options were granted below market value in 2001 pursuant to the Option Plan.

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

                                                   2001          2000        1999
                                               ------------  -----------  ----------
Net loss             As reported............   $  3,656,000  $ 9,589,000  $2,498,000
                     Pro forma..............   $  5,131,000  $11,509,000  $3,514,000
Net loss per share   As reported............   $       0.10  $      0.29  $     0.09
                     Pro forma..............   $       0.14  $      0.35  $     0.12

     A summary of stock option activity during 2001, 2000 and 1999 is as follows:

                                            SPECIAL PLAN                      OPTION PLAN
                                     -----------------------------   -------------------------------
                                                  WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                      SHARES       EXERCISE PRICE      SHARES       EXERCISE PRICE
                                     ----------   ----------------   -----------   -----------------
OUTSTANDING DECEMBER 31, 1998.        704,000          $ 2.81         4,657,000          $ 1.58
  Granted.....................             --             --          3,179,000            0.92
  Exercised...................             --             --           (325,000)           1.04
  Canceled....................             --             --         (1,030,000)           0.95
                                     --------          ------        -----------         ------
OUTSTANDING DECEMBER 31, 1999.        704,000            2.81         6,481,000            1.38
  Granted.....................             --             --          1,851,000            2.45
  Exercised...................             --             --           (546,000)           1.01
  Canceled....................             --             --         (1,077,000)           1.52
                                     --------          ------        -----------         ------
OUTSTANDING DECEMBER 31, 2000.        704,000            2.81         6,709,000            1.69
  Granted.....................             --             --          2,141,000            0.78
  Exercised...................             --             --            (17,000)           0.63
  Canceled....................       (100,000)           2.81        (1,365,000)           1.83
                                     --------          ------        -----------         ------
OUTSTANDING DECEMBER 31, 2001.        604,000          $ 2.81         7,468,000          $ 1.40
                                     ========          ======        ===========         ======
EXERCISABLE AS OF DECEMBER 31,
  2001........................        604,000          $ 2.81         5,278,000          $ 1.55
                                     ========          ======        ===========         ======

     A summary of options outstanding and exercisable by exercise price range at December 31, 2001 is as follows:

                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                   --------------------------------------------------    --------------------------------
                                WEIGHTED AVERAGE
   RANGE OF          NUMBER         REMAINING        WEIGHTED AVERAGE       NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES    OUTSTANDING  CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE     EXERCISE PRICE
----------------   -----------  -------------------  ----------------    -----------    -----------------
   Special Plan:

           $2.81      604,000        4 years               $ 2.81            604,000           $ 2.81
    Option Plan:
     $0.45-$1.50    5,221,000        8 years               $ 0.83          3,429,000           $ 0.87
     $1.51-$3.00    1,936,000        6 years               $ 2.55          1,555,000           $ 2.61
     $3.01-$6.38      311,000        3 years               $ 3.83            294,000           $ 3.84

Warrants

     In 2001, 2000 and 1999, NTN granted 190,000, 885,000 and 1,191,000 warrants to non-employees. The warrants were granted under consulting agreements. NTN expensed $15,000, $373,000 and $262,000 in 2001, 2000 and 1999, respectively, associated with the grant of these warrants.

     The following summarizes warrant activity during 2001, 2000 and 1999:

                                            OUTSTANDING  WEIGHTED AVERAGE
                                             WARRANTS     EXERCISE PRICES
                                            -----------  ----------------
DECEMBER 31, 1998......................     2,903,000           2.49
  Granted..............................     1,191,000           1.00
  Exercised............................        (9,000)          0.96
  Canceled.............................      (938,000)          2.63
                                            ---------         ------
DECEMBER 31, 1999......................     3,147,000           1.89
  Granted..............................       885,000           1.79
  Exercised............................    (1,626,000)          0.36
  Canceled.............................      (404,000)          4.53
                                            ---------         ------
DECEMBER 31, 2000......................     2,002,000           1.94
  Granted..............................       190,000           0.72
  Exercised............................       (87,000)          0.96
  Canceled.............................      (316,000)          0.96
                                            ---------         ------
DECEMBER 31, 2001......................     1,789,000         $ 2.03
                                            =========         ======
BALANCE EXERCISABLE AT DECEMBER 31, 2001    1,689,000         $ 2.11
                                            =========         ======

     At December 31, 2001, the range of exercise prices and the weighted-average remaining contractual life of outstanding warrants was $0.50 to $3.75 and 3 years, respectively.

(5) CUMULATIVE CONVERTIBLE PREFERRED STOCK

     NTN has authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated are a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock") and a series of 85,000 shares of Series B Preferred Stock.

Series A

     At December 31, 2001 and 2000, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of Common stock. In 2001, 2000 and 1999, NTN issued approximately 24,000, 10,000 and 13,000 common shares, respectively, for payment of dividends. At December 31, 2001, the cumulative unpaid dividends for the Series A Preferred Stock was approximately $1,300.

     The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over Common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of NTN Common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. During 2001, 2000 and 1999, there were no conversions. There are no mandatory conversion terms or dates associated with the Series A Preferred Stock.

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

(6) RETIREMENT AND SAVINGS PLANS

     During 1994, NTN established a defined contribution plan which is organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least one month of service and have reached age 21 to defer up to 20% of their pay on a pre-tax basis. NTN at its discretion may contribute to the plan. For the years ended December 31, 2001, 2000 and 1999, we made no such contributions.

(7) INCOME TAXES

     For each of the years ended December 31, 2001, 2000 and 1999, there was no provision for current or deferred income taxes. The components that comprise deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                2001           2000
                                           -------------  -------------
Deferred tax assets:
  NOL carryforwards.....................   $ 21,522,000   $ 19,710,000
  Legal and litigation accruals.........         18,000         20,000
  Allowance for doubtful accounts.......        176,000        324,000
  Compensation and vacation accrual.....        115,000        141,000
  Operating accruals....................         65,000        160,000
  Allowance for equipment obsolescense..         36,000             --
  Deferred revenue......................        720,000      1,838,000
  Research and experimentation credit...        199,000        221,000
  Amortization..........................        104,000        111,000
  Charitable contributions..............          3,000          7,000
                                           -------------  -------------
        Total gross deferred tax assets.     22,958,000     22,532,000
Valuation allowance.....................    (21,675,000)   (22,445,000)
                                           -------------  -------------
        Deferred tax assets.............      1,283,000         87,000
                                           -------------  -------------
Deferred tax liabilities:
  Capitalized software..................        235,000             --
  Depreciation..........................      1,048,000         87,000
                                           -------------  -------------
        Total deferred liabilities            1,283,000         87,000
                                           -------------  -------------
        Net deferred taxes..............   $         --   $         --
                                           =============  =============

     The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

                                                  2001          2000         1999
                                              ------------  ------------  -----------
Tax at federal income tax rate.............   $(1,272,000)  $(3,260,000)  $ (849,000)
State taxes net of federal benefit.........      (224,000)     (575,000)    (150,000)
Settlement warrants and SFAS 123 charges...        47,000       274,000       99,000
Change in valuation allowance..............      (770,000)    2,531,000     (789,000)
Expiration and adjustments of net
  operating loss carryforwards.............     1,848,000       952,000    1,384,000
Other......................................       371,000        78,000      305,000
                                              ------------  ------------  -----------
                                              $        --   $       --    $       --
                                              ============  ============  ===========

     The net change in the total valuation allowance for the year ended December 31, 2001 was an decrease of $770,000. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $2,531,000, and a decrease of $789,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

     At December 31, 2001, the Company has available net operating loss carryforwards of approximately $61,406,000 for federal income tax purposes, which will begin to expire in 2002. The net operating loss carryforwards for state purposes, which will begin to expire in 2002, are approximately $10,731,000.

(8) COMMITMENTS AND CONTINGENCIES

Operating Leases

     NTN leases office and production facilities and equipment under agreements which expire at various dates. Certain leases contain renewal provisions and generally require NTN to pay utilities, insurance, taxes and other operating expenses. Additionally, NTN entered into lease agreements for certain equipment used in broadcast operations and the corporate computer network. Any deferred gains on sale and leaseback transactions were amortized over the three-year lease terms. Each lease provides an option to NTN to repurchase the equipment at the estimated fair market value at the end of the lease term. All sale and leaseback transactions were terminated during 1999 at which time the equipment was purchased. Lease expense under operating leases totaled $656,000, $475,000 and $1,007,000, in 2001, 2000 and 1999, respectively, net of sublease income of $228,000, $149,000 and $157,000 in 2001, 2000 and 1999, respectively.

     Future minimum lease obligations under noncancelable operating leases, net of contractual sublease payments, at December 31, 2001 are as follows:

YEAR                LEASE     SUBLEASE
ENDING             PAYMENT    PAYMENTS       NET
-------------    ----------- ----------  ------------
2002.........    $  550,000  $ 246,000    $  304,000
2003.........       567,000    162,000       405,000
2004.........       586,000     78,000       508,000
2005.........       554,000     23,000       531,000
2006.........       271,000         --       271,000
                 ----------- ----------  ------------
     Total...    $2,528,000  $ 509,000    $2,019,000
                 =========== ==========  ============

Capital Leases

     NTN leases certain equipment under capital leases. Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2001 are as follows:

YEAR ENDING                                                         TOTAL
--------------------------------------------------------------   -----------
2002..........................................................   $  217,000
2003..........................................................      112,000
2004..........................................................        5,000
2005..........................................................        5,000
2006..........................................................        3,000
                                                                 -----------
     Total minimum lease payments.............................      342,000
Less: Amount representing interest ranging from 10.7% to 23.7%      (64,000)
                                                                 -----------
Present value of net minimum lease payments...................      278,000
Less current portion..........................................     (168,000)
                                                                 -----------
          Long term portion...................................   $  110,000
                                                                 ===========

     Property held under capital leases is as follows:

                                 2001         2000
                             ------------  ------------
Equipment.................   $ 3,064,000   $ 2,871,000
Accumulated amortization..    (2,442,000)   (1,594,000)
                             ------------  ------------
                             $   622,000   $ 1,277,000
                             ============  ============

(9) DEBT

Revolving Line Of Credit

     NTN has an agreement with Coast Business Credit for a revolving line of credit, which was amended in May 2001. The line of credit provides for borrowings not to exceed the lesser of a designated maximum amount or three times trailing monthly collections or three times annualized trailing adjusted EBITDA. The maximum line of credit was gradually reduced from $4,000,000 at April 1, 2001 to $2,750,000 at December 31, 2001. Interest is charged on the outstanding balance at a rate equal to the prime rate plus 1.5% per annum (effective rate of interest is 9.0% at December 31, 2001), but cannot be less than 9% per annum. The line of credit is secured by substantially all of NTN's assets. Total loan fees of $120,000 are payable in three annual installments and are being amortized over the life of the loan. The unused portion on the line of credit at December 31, 2001 was $271,000.

     On February 25, 2002, NTN signed the Fourth Amendment to the Loan and Security Agreement with Coast. This amendment extended the maturity date on the line of credit to June 30, 2003. The amendment calls for three separate $250,000 reductions in the maximum borrowing amount under the line on June 30, 2002 (from $2.75 million to $2.5 million), on January 31, 2003 (from $2.5 million to $2.25 million), and on March 31, 2003 (from $2.25 million to $2 million).

     The amendment also deleted the minimum tangible effective net worth covenant and added two new cash flow oriented covenants; a senior debt to EBITDA ratio test and a debt service coverage ratio test. NTN agreed to pay Coast a renewal fee of $40,000 on July 1, 2002 in association with this amendment. There were no changes to the interest rate in this amendment.

     As the Company has refinanced the revolving line of credit, and has met the criteria of Statement of Accounting Standard No. 6, Classification of Short-Term Obligations Expected to be Refinanced, it has been classified as noncurrent in the consolidated balance sheet.

8% Senior Subordinated Convertible Notes

     In 1999, NTN reacquired the Series B Preferred Stock in exchange for convertible notes and warrants. The convertible notes, with a face value of $5,913,000, were issued January 11, 1999 and bear interest at the annual rate of 7% per annum. Interest is due and payable in quarterly installments, in arrears, and the entire principal amount was due and payable on February 1, 2001. Interest on the convertible notes may be paid in cash or, at NTN's election, in shares of its common stock valued for this purpose at 90% of the average closing bid price of the common stock during the 10 trading days preceding the interest payment date.

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

     On October 5, 1998, in consideration for their entering into the Exchange Agreement, NTN issued to each of the Investors a warrant to purchase 500,000 shares of common stock at an initial purchase price of $1.25 per share. The exercise price was subject to adjustment based on future changes in the price of the common stock. The warrants were exercisable at any time on or before February 1, 2001.

     The warrants contain certain antidilution provisions that require adjustments. The warrants were exercised on March 24, 2000 in a cashless exercise at a purchase price of $0.005 as the daily Market Price on each day during any 10 consecutive trading days was equal to or greater than $4.00. Upon exercise of the warrants, 999,096 shares of common stock were issued.

     An allocation has been made between the convertible notes and the warrants based on the relative fair values of the securities at the time of issuance. A discount of approximately $464,000 has been recorded against the convertible notes due to the allocation. As a result of this allocation, NTN is recording interest expense, at an effective interest rate of 11% per year, throughout the term of the convertible notes, which began in the first quarter of 1999. Interest expense of approximately $14,000 and $195,000 has been accreted for the years ended December 31, 2001 and 2000, respectively.

     In January 2001, NTN reached agreement with the holders of the convertible notes to extend the maturity date of the aggregate $4 million face value in promissory notes from February 1, 2001 to February 1, 2003. The promissory notes remain convertible at $1.275 per share, but the terms were modified to reduce the interest rate from 7% to 4% and to permit NTN to convert up to the full principal amount of the promissory notes into NTN common stock at maturity at a conversion price of $1.275 per share. In addition, if NTN's common stock closes above $2.50 for more than 20 consecutive trading days, NTN can force conversion of the promissory notes at $1.275 per share.

     In December 2001, NTN reached an agreement with the holders of the convertible notes to convert $2 million of the outstanding convertible notes payable into approximately 1,639,000 of common stock at $1.22 per share and increase the interest rate on the remaining notes payable to 8%. Upon conversion of the principal, debt conversion costs of approximately $189,000 were recorded.

     The balance of the convertible notes plus accreted interest at December 31, 2001 is $1,958,000.

     A registration statement on Form S-3 covering 4,637,516 shares of common Stock, some or all of which may be issuable upon conversion of the convertible notes, was declared effective by the Securities and Exchange Commission on January 8, 1999.

Note Payable

     In April 1999, we purchased Internet Stations equipment and game licenses for $400,000 from Sikander, Inc. We issued a promissory note to Sikander, Inc. for $360,000 along with a $40,000 cash payment. In December 1999, the payment provisions were revised including issuance of a replacement promissory note for $178,000. No payments were made after March 31, 2000 on the promissory note. In June 2000, we commenced litigation against Sikander, Inc. and related defendants. As of December 31, 2000, the note balance was approximately $171,000 including accrued interest. We reached an agreement with Sikander, Inc. on March 31, 2001 to settle the balance of the promissory note and accrued interest for $25,000. The results of operations for the year ended December 31, 2001 include an elimination of the balance of the promissory note and accrued interest totaling $146,000, which is presented as other income in the statement of operations.

(10)  CONTINGENT LIABILITY

     Our Canadian licensee is currently in discussions with the Canada Customs and Revenue Agency regarding a liability relating to withholding tax on certain amounts previously paid to NTN by the Canadian licensee. Our licensee has been assessed approximately $649,000 Canadian dollars (equivalent to approximately $408,000 U.S. dollars as of December 31, 2001) by Canada Customs and

Revenue Agency, but is in the process of appealing the assessment. If the appeal is unsuccessful, it is unclear as to what, if any, liability NTN might have in this matter.

(11) STRATEGIC PARTNERSHIP AND INVESTMENT IN BUZZTIME

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

     NTN granted S-A the right to exchange its shares of Buzztime's preferred stock into shares of NTN common stock upon the earlier of (i) Buzztime is unable to obtain additional equity financing of $2.0 million before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime before June 8, 2002,
(iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime before June 8, 2002. The exchange price will be the 20-day average closing price of NTN's common stock immediately preceding the date S-A gives notice of its intent to exercise its rights.

     The exercise price of the S-A warrants is $1.57 per share. The warrants vest in 10% increments as cable system operators sign on for the Buzztime game show channel. No compensation expense has been recorded for the year ended December 31, 2001 as the warrants vesting provisions are contingent upon specified performance-based conditions and the low end of the range of the aggregate fair value of the warrants is zero as of December 31, 2001.

(12) MINORITY INTEREST ACCOUNTING

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

     The investment in Buzztime is presented as a minority interest in consolidated subsidiary on NTN's consolidated balance sheet. The minority interest balance of $855,000, is comprised of the S-A investment, reduced by $60,000 of issuance costs, and by S-A's share of Buzztime's net loss in the amount of $85,000 for the year ended December 31, 2001.

(13) LEGAL ACTIONS

     In February 1998, an action entitled Dorman vs. NTN Communications, Inc. was filed in the Superior Court of San Diego County for the State of California alleging a fraud and negligent misrepresentation claim based upon purported omissions from our filings with the Securities and Exchange Commission. In March 1999, the court granted our motion for summary judgment in the Dorman matter and, on May 13, 1999, denied plaintiff's motion for new trial. On August 20, 1999, plaintiffs filed an appeal of the summary judgment in the Fourth Appellate District of the Court of Appeals for the State of California. The Court of Appeals reversed the Superior Court's decision and sent the case back to the Superior Court. On May 3 and 4, 2001, the parties participated in a mediation with a court-appointed mediator during which the parties reached an agreement to settle the litigation. Pursuant to the settlement, we paid to Dorman the sum of $42,000, which was fully covered by insurance.

     We have been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive
Network, Inc. ("IN"). With the court's assistance, NTN and IN reached a resolution of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving us, our unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. The litigation involves licensing and patent infringement issues. These actions affect only our Canadian operations and our Canadian licensee and do not extend to our operations in the United States or elsewhere. In January 2002, plaintiffs submitted a request to the Federal Court of Canada, Trial Division, in accordance with the Court-ordered deadline, for assignment of a pre-trial conference date in May 2002. The request is currently pending with the Court. Although they cannot be estimated with certainty, any damages NTN might incur are not expected to be material.

     On February 22, 2002, a shareholder class action and derivative complaint was filed in San Diego County Superior Court for the State of California by Steven M. Mizel on behalf of himself and all NTN shareholders naming Robert M. Bennett, Esther L. Rodriguez, Barry Bergsman, Stanley B. Kinsey, Gary H. Arlen, Vincent A. Carrino and James B. Frakes as defendants with NTN Communications as nominal defendant. The Mizel action alleges breach of fiduciary duty by defendants in connection with NTN's rejection of a proposal by a corporation to purchase all of the outstanding shares of NTN common stock, as announced publicly on February 21, 2002. Plaintiffs request the court issue an injunction requiring defendants to fully and fairly negotiate the highest possible offer to purchase NTN, award attorney's fees, and grant such other relief as the court may find just and proper. We believe this action is without merit and we intend to vigorously contest this action.

     There can be no assurance that the foregoing claims will be decided in our favor. We are not insured against all claims made. During the pendency of such claims, we will continue to incur the costs of defense. Other than set forth above, there is no material litigation pending or threatened against us.

(14) MANAGEMENT REORGANIZATION

     On March 5, 1997, NTN announced a reorganization of its executive management personnel in which Patrick J. Downs resigned as Chief Executive Officer and Chairman of the Board and Daniel C. Downs resigned as President. In addition, three other officers resigned or were terminated in connection with the reorganization ("Reorganization"). NTN entered into separate agreements ("Agreements") with each of the former officers setting out the terms on which their existing employment contracts with NTN would be settled. In compliance with the Agreements, NTN was to continue to pay the former officers their current annual salaries and other benefits for the remaining terms of their employment agreements with NTN, which were to expire on or before December 31, 1999.

     In March 1998, NTN and three of the former officers agreed to an amendment of the Agreements. The Agreements were modified to extend the payment term an additional year to December 31, 2000 and provided for reductions of amounts to be paid in 1998 and 1999 totaling $272,000 and $355,000, respectively. All payments under the agreements have been paid in full at December 31, 2000. Interest expense totaling $34,000 and $56,000 was incurred in 2000, and 1999, respectively, related to the Agreements.

(15) RELATED PARTY

     On May 8, 2001, we entered in an Advertising Sales Representative Agreement with Baron Enterprises, Inc. ("Baron"), a corporation wholly-owned and operated by Barry Bergsman, a member of our board of directors, pursuant to which Baron will provide advertising sales representation services to us under the direction of the NTN Network's president and chief operating officer. For Baron's services under the Advertising Sales Representative Agreement, we granted Baron a three-year warrant to purchase 20,000 shares of NTN common stock at an exercise price of $0.50 per share. The warrant vests and becomes exercisable as to 1/12 of the total shares on the last business day of each of the twelve months commencing April 2001, subject to Baron continuing to provide services to us. In addition, Baron will receive a commission in the amount of 35% of net advertising revenues received by the NTN Network from any advertising contract solicited by Baron. We will pay to Baron a monthly recoverable cash advance against commissions to be earned in the amount of $5,000 per month, not to exceed an aggregate of $60,000 per year. The Advertising Sales Representative Agreement expires on April 1, 2002.

(16) SEGMENT INFORMATION

     NTN's operations are to develop and distribute interactive entertainment. NTN's reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network and Buzztime divisions. NTN Network revenue is generated primarily from broadcasting content to customer locations through two interactive television networks. NTN Network revenues comprise 99% of NTN's total revenue. Revenue from Buzztime is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties and also includes fees generated from the America Online contract that expired in November 1999. Included in the operating loss and depreciation and amortization for both the NTN Network and Buzztime is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments. The following tables set forth certain information regarding NTN's segments and other operations:

                                                       2001          2000           1999
                                                   ------------- -------------  -------------
Revenues:
  NTN Network...................................   $ 22,382,000  $ 21,406,000   $ 22,250,000
  Buzztime......................................        159,000       540,000        983,000
  IWN...........................................             --            --        302,000
  Other.........................................         18,000       102,000        213,000
                                                   ------------- -------------  -------------
          Total Revenues........................   $ 22,559,000  $ 22,048,000   $ 23,748,000
                                                   ============= =============  =============

Operating Income (Loss):
  NTN Network...................................   $    372,000  $ (2,162,000)  $ (1,446,000)
  Buzztime......................................     (3,306,000)   (6,039,000)    (2,305,000)
  IWN...........................................             --            --        (50,000)
                                                   ------------- -------------  -------------
          Total Operating Loss..................   $ (2,934,000) $ (8,201,000)  $ (3,801,000)
                                                   ============= -============  =============

Total Assets:
  NTN Network...................................   $  8,849,000  $ 14,012,000   $ 12,547,000
  Buzztime......................................      1,395,000     1,776,000        230,000
  IWN...........................................             --            --        118,000
  Corporate.....................................      3,136,000     3,034,000      4,392,000
                                                   ------------- -------------  -------------
          Total Assets..........................   $ 13,380,000  $ 18,822,000   $ 17,287,000
                                                   ============= =============  =============

Capital Expenditures and Software Development
Costs:
  NTN Network...................................   $    861,000  $  5,138,000   $  5,174,000
  Buzztime......................................        300,000     2,623,000             --
  Corporate.....................................        110,000       984,000      1,640,000
                                                   ------------- -------------  -------------
         Total Capital Expenditures and Software
            Development Costs...................   $  1,271,000  $  8,745,000   $  6,814,000
                                                   ============= =============  =============

Depreciation and Amortization:
  NTN Network...................................   $  4,242,000  $  5,668,000   $  5,478,000
  Buzztime......................................        766,000       628,000      1,065,000
  IWN...........................................             --            --         14,000
                                                   ------------- -------------  -------------
          Total Depreciation and Amortization...   $  5,008,000  $  6,296,000   $  6,557,000
                                                   ============= =============  =============

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The fourth quarter of 2001 reflects debt conversions costs of approximately $189,000 due to the conversion of $2.0 million of principal on the convertible notes payable into common stock.

                                                 THREE-MONTH PERIOD ENDED
                                    ----------------------------------------------------
                                     MARCH 31,   JUNE 30,    SEPTEMBER 30,  DECEMBER 31,     TOTAL
                                       2001        2001          2001           2001         2001
                                    ---------- ------------ -------------  -------------  -----------
Total revenue...................     $  5,285    $   5,350      $  5,664      $   6,260     $ 22,559
Total operating expenses........        6,812        6,077         6,185          6,419       25,493
                                    ---------- ------------ -------------  -------------  -----------
Operating loss..................       (1,527)        (727)         (521)          (159)      (2,934)
Other income (expense), net.....          (51)        (222)         (251)          (283)        (807)
                                    ---------- ------------ -------------  -------------  -----------
Net loss before income taxes and
   minority interest in loss of
   consolidated subsidiary......       (1,578)        (949)         (772)          (442)      (3,741)
Minority interest in loss of
   consolidated subsidiary......           --           --            40             45           85
                                    ---------- ------------ -------------  -------------  -----------
Net loss........................     $ (1,578)   $    (949)     $   (732)     $    (397)    $ (3,656)
                                    ========== ============ =============  =============  ===========
Per share amounts:
          Net loss..............     $   (.04)   $    (.03)     $   (.02)     $   (0.01)    $   (.10)
                                    ========== ============ =============  =============  ===========
Weighted-average shares
   outstanding......... ........       36,335       36,660        36,775         37,239       36,755
                                    ========== ============ =============  =============  ===========

     The fourth quarter of 2000 reflects impairment charges of $1,362,000 due to the write-off of certain web development costs of the Internet web site,
Buzztime.com,   and  Internet  game  stations  equipment,  license  and  related goodwill.

                                                THREE-MONTH PERIOD ENDED
                                    ----------------------------------------------------
                                     MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,    TOTAL
                                       2000        2000          2000           2000         2000
                                    ---------- ------------ -------------  -------------  -----------
Total revenue...................     $  5,441     $  5,225      $  5,613       $  5,769     $ 22,048
Total operating expenses........        7,702        7,832         6,735          7,980       30,249
                                    ---------- ------------ -------------  -------------  -----------
Operating loss..................       (2,261)      (2,607)       (1,122)        (2,211)      (8,201)
Other income (expense), net.....         (158)        (213)         (260)          (309)        (940)
                                    ---------- ------------ -------------  -------------  -----------
Net loss before income taxes and
  cumulative effect of accounting
  change........................       (2,419)      (2,820)       (1,382)        (2,520)      (9,141)
Cumulative effect of accounting
  change........................        (448)           --            --             --         (448)
                                    ---------- ------------ -------------  -------------  -----------
Net loss........................     $ (2,867)    $ (2,820)     $ (1,382)      $ (2,520)    $ (9,589)
                                    ========== ============ =============  =============  ===========
Per share amounts:
  Loss before  cumulative effect
   of accounting change.........     $   (.08)    $   (.09)     $   (.04)      $   (.07)    $   (.28)
  Cumulative effect of accounting
     change.....................         (.01)          --            --             --         (.01)
                                    ---------- ------------ -------------  -------------  -----------
          Net loss..............     $   (.09)    $   (.09)     $   (.04)      $  (0.07)    $   (.29)
                                    ========== ============ =============  =============  ===========
Weighted-average shares
   outstanding..................       30,500       33,061        34,237         35,328       33,206
                                    ========== ============ =============  =============  ===========

                                   SCHEDULE II

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                   ADDITIONS                         BALANCE AT
ALLOWANCE FOR         BALANCE AT   CHARGED TO                          END OF
DOUBTFUL ACCOUNTS      BEGINNING    EXPENSE       DEDUCTIONS(A)        PERIOD
------------------    ----------- ------------ --------------------  -----------
2001..............    $  811,000     767,000        1,138,000        $  440,000
2000..............    $2,148,000     442,000        1,779,000        $  811,000
1999..............    $1,720,000     746,000          318,000        $2,148,000

----------

(a) Reflects trade accounts receivable written off during the year, net of amounts recovered.

                 See accompanying independent auditors' report.

                                INDEX TO EXHIBITS


      EXHIBIT
         NO.                                  DESCRIPTION
     ---------    --------------------------------------------------------------------

      3.1         -- Amended and Restated Certificate of Incorporation of the
                     Company, as amended(5)
      3.2         -- Certificate of Designations, Rights and Preferences of
                     Series B Convertible Preferred Stock(9)
      3.3         -- Certificate of Amendment to Restated Certificate of
                     Incorporation of the Company, dated March 22, 2000(10)
      3.4         -- Certificate of Amendment to Restated Certificate of
                     Incorporation of the Company, dated March 24, 2000(10)
      3.5         -- By-laws of the Company(2)
      4.1         -- Specimen Common Stock Certificate(14)
      4.2         -- Securities Purchase Agreement, dated November 14,2000, by and among NTN Communications,  Inc. and the Buyers, as
                     defined therein(12)
      4.3         -- Registration Rights Agreement, dated November 14, 2000, by and among NTN Communications, Inc.and the Buyers, as
                     defined therein(12)
      4.4         -- First Amendment to Securities Purchase Agreement, dated
                     January  26,  2001,  by and among NTN  Communications, Inc.
                     and the Buyers, as defined therein.(13)
      4.5         -- Form of Amended and Restated Common Stock Purchase Warrants
                     of NTN Communications, Inc., dated January 26, 2001(13)
      4.6*        -- Stock Option Agreement, dated October 7, 1998, by and
                     between NTN Communications, Inc. and Stanley B. Kinsey(6)
      4.7*        -- Stock Option Agreement, dated  October 7, 1999, by and
                     between NTN Communications, Inc. and Stanley B. Kinsey(8)
      4.8*        -- Stock Option Agreement, dated January 26, 2001, by and
                     between NTN Communications, Inc. and Stanley B. Kinsey(16)
     10.1         -- License Agreement with NTN Canada(3)
     10.2*        -- Employment Agreement, dated October 7, 1998, by and
                     between NTN Communications, Inc. and Stanley B. Kinsey(6)
     10.3         -- Loan and Security Agreement, dated August 6, 1999, by and between NTN Communications, Inc. and Coast Business Credit, a division of Southern Pacific Bank.(7)
     10.4         -- First Amendment to Loan and Security Agreement, by and
                     between NTN Communications, Inc. and Coast Business Credit (7)
     10.5         -- Second Amendment to Loan and Security  Agreement, by and
                     between NTN Communications, Inc. and Coast Business Credit (16)
     10.6         -- Third Amendment to Loan and Security Agreement, by and
                     between NTN Communications, Inc. and Coast Business Credit (16)
     10.7         -- Fourth Amendment to Loan and Security Agreement, by and
                     between NTN Communications, Inc. and Coast Business Credit(1)
     10.8         -- Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology
                     Co., Ltd.(11)
     10.9         -- Office Lease, dated July 17, 2000, between Prentiss Properties
                     Acquisition Partners, L.P. and NTN Communications, Inc. (15)
     21.1         -- Subsidiaries of Registrant (1)
     23.1         -- Consent of KPMG LLP(1)

----------

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

(5) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-69383, filed on December 28, 1998, and incorporated by reference.

(6) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1998 and incorporated by reference.

(7) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 30, 1999 and incorporated herein by reference.

(8) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 31, 1999 and incorporated herein by reference.

(9) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.

(10) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.

(11) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.

(12) Previously filed as an exhibit to NTN's registration statement on Form S-3, filed on December 11, 2000, and incorporated by reference.

(13) Previously filed as an exhibit to NTN's registration statement on Form S-3/A, filed on March 5, 2001, and incorporated by reference.

(14) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.

(15) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000 and incorporated by reference.

(16) Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.


     (b) Reports on Form 8-K.
     On December 14, 2001, we filed a Current Report on Form 8-K  (event  date
     December  11,  2001)to  report  under Item 5 (Other Events)the   conversion
     by the holders of our 7% convertible senior subordinated notes of $2.0 million of the outstanding $4.0 million principal amount into 1,639,344 shares of the Company's common stock. We also reported the interest rate on the remaining outstanding principal of the notes was increased from 4% to 8%.