Form 10-Q
period 2002-03-31
NTN COMMUNICATIONS INC
filed 2002-04-26
CIK 748592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

    YES [X]  NO [  ]

    At April 19, 2002 the registrant had outstanding 39,165,000 shares of common stock, $.005 par value.

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                      MARCH 31,
                                                                        2002           DECEMBER 31,
                     ASSETS                                          (UNAUDITED)           2001
                                                                   --------------     -------------
Current assets:
  Cash and cash equivalents                                        $   1,598,000      $  1,296,000
  Restricted cash                                                        199,000            94,000
  Accounts receivable, net                                             1,410,000         1,411,000
  Investment available for sale                                          276,000           174,000
  Inventory                                                               27,000               --
  Deposits on broadcast equipment                                            --             69,000
  Deferred costs                                                         651,000           675,000
  Prepaid expenses and other current assets                              612,000           499,000
                                                                   --------------     -------------
                 Total current assets                                  4,773,000         4,218,000

Broadcast equipment and fixed assets, net                              7,189,000         8,029,000
Software development costs, net                                          641,000           588,000
Deferred costs                                                           386,000           411,000
Other assets                                                             130,000           134,000
                                                                   --------------     -------------
                 Total assets                                      $  13,119,000      $ 13,380,000
                                                                   ==============     =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $     646,000      $    906,000
    Accrued expenses                                                     993,000           889,000
    Accrual for litigation costs                                          91,000            44,000
    Accrual for sales tax                                                131,000           163,000
    Obligations under capital leases                                     178,000           168,000
    Deferred revenue                                                   1,830,000         2,008,000
                                                                   --------------     -------------
                 Total current liabilities                             3,869,000         4,178,000

Obligations under capital leases, excluding current portion              115,000           110,000
Revolving line of credit                                               2,635,000         2,479,000
Senior subordinated convertible notes                                  1,968,000         1,958,000
Deferred revenue                                                         778,000           877,000
Other long-term liabilities                                               12,000            12,000
                                                                   --------------     -------------
                 Total liabilities                                     9,377,000         9,614,000
                                                                   --------------     -------------

Minority interest in consolidated subsidiary                             810,000           855,000
                                                                   --------------     -------------

Shareholders' equity:
    Series  A  10%  cumulative convertible preferred
      stock, $.005 par value, 5,000,000 shares authorized;
      161,000 shares issued and outstanding at March 31, 2002
      and December 31, 2001                                                1,000             1,000
    Common stock, $.005 par value, 70,000,000 shares
      authorized; 38,688,000 and 38,627,000 shares issued
      and outstanding at March 31, 2002 and December 31,
      2001, respectively                                                 192,000           192,000
    Additional paid-in capital                                        80,647,000        80,639,000
    Accumulated deficit                                              (77,056,000)      (76,890,000)
    Accumulated other comprehensive loss                                (541,000)         (643,000)
    Treasury stock, at cost, 73,000 and 91,000 shares at
      March 31,2002 and December 31, 2001, respectively                 (311,000)         (388,000)
                                                                   --------------     -------------
                 Total shareholders' equity                            2,932,000         2,911,000
                                                                   --------------     -------------
                 Total liabilities and shareholders' equity        $  13,119,000      $ 13,380,000
                                                                   ==============     =============


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                   --------------------------------
                                                                      MARCH 31,         MARCH 31,
                                                                        2002              2001
                                                                   --------------     -------------
Revenues:
    NTN Network revenues                                           $   5,839,000      $  5,225,000
    Buzztime service revenues                                             56,000            53,000
    Other revenues                                                         2,000             7,000
                                                                   --------------     -------------

          Total revenues                                               5,897,000         5,285,000
                                                                   --------------     -------------

Operating expenses:
    Direct operating costs (includes depreciation of
      $853,000 and $804,000 for the three months
      ended March 31, 2002 and 2001, respectively)                     2,071,000         2,077,000
    Selling, general and administrative                                3,508,000         4,240,000
    Depreciation and amortization                                        397,000           437,000
    Research and development                                               3,000            61,000
                                                                   --------------     -------------

          Total operating expenses                                     5,979,000         6,815,000
                                                                   --------------     -------------

Operating loss                                                           (82,000)       (1,530,000)
                                                                   --------------     -------------

Other income (expense):
    Interest income                                                        4,000            26,000
    Interest expense                                                    (133,000)         (224,000)
    Other                                                                    --            150,000
                                                                   --------------     -------------

          Total other expense                                           (129,000)          (48,000)
                                                                   --------------     -------------

Loss before minority interest in loss of consolidated subsidiary        (211,000)       (1,578,000)

Minority interest in loss of consolidated subsidiary                      45,000               --
                                                                   --------------     -------------

          Net loss                                                 $    (166,000)     $ (1,578,000)
                                                                   ==============     =============

Net loss per common share - basic and diluted:                     $       (0.00)     $      (0.04)
                                                                   ==============     =============

Weighted average shares outstanding - basic and diluted               38,604,000        36,335,000
                                                                   ==============     =============

      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                   --------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                   --------------     -------------
Cash flows provided by (used in) operating activities:
    Net loss                                                       $    (166,000)     $ (1,578,000)
    Adjustments to reconcile net loss to
      net cash provided by operating
      activities:
        Depreciation and amortization                                  1,250,000         1,241,000
        Provision for doubtful accounts                                   71,000           192,000
        Non-cash stock-based compensation charges                         23,000             2,000
        Minority interest in loss of consolidated subsidiary             (45,000)              --
        Non-cash interest expense                                         40,000            50,000
        Accreted interest expense                                         10,000            25,000
        Gain on settlement of debt                                           --           (146,000)
        Loss from disposition of equipment                                31,000            25,000
        Changes in assets and liabilities:
          Restricted cash                                               (105,000)          (11,000)
          Accounts receivable                                            (70,000)          189,000
          Inventory                                                      (27,000)              --
          Deferred costs                                                  49,000            49,000
          Prepaid expenses and other assets                             (113,000)         (159,000)
          Accounts payable and accrued expenses                         (127,000)         (102,000)
          Deferred revenue                                              (277,000)           22,000
                                                                   --------------     -------------

           Net cash provided by (used in) operating activities           544,000          (201,000)
                                                                   --------------     -------------

Cash flows from investing activities:
    Capital expenditures                                                (416,000)         (349,000)
    Deposits on broadcast equipment                                       69,000           (49,000)
                                                                   --------------     -------------

           Net cash used in investing activities                        (347,000)         (398,000)
                                                                   --------------     -------------

Cash flows from financing activities:
    Principal payments on capital leases                                 (59,000)         (184,000)
    Borrowings from revolving line of credit                           5,760,000         5,727,000
    Principal payments on revolving line of credit                    (5,604,000)       (5,698,000)
    Proceeds from issuance of common and preferred
     stock, net of offering expenses                                         --            (51,000)
    Principal payments on note payable                                       --            (25,000)
    Proceeds from exercise of stock options and warrants                   8,000            89,000
                                                                   --------------     -------------

           Net cash provided by (used in) financing activities           105,000          (142,000)
                                                                   --------------     -------------

Net increase (decrease) in cash and cash equivalents                     302,000          (741,000)

Cash and cash equivalents at beginning of period                       1,296,000         2,188,000
                                                                   --------------     -------------
Cash and cash equivalents at end of period                         $   1,598,000      $  1,447,000
                                                                   ==============     =============

         See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                                                           THREE MONTH ENDED
                                                                   --------------------------------
                                                                      MARCH 31,          MARCH 31,
                                                                        2002               2001
                                                                   --------------     -------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                    $      83,000      $    137,000
                                                                   ==============     =============
       Income taxes                                                $         --       $        --
                                                                   ==============     =============

Supplemental disclosure of non-cash investing and financing
    activities:
       Issuance of common stock in payment of interest             $      40,000      $     69,000
                                                                   ==============     =============
       Equipment acquired under capital leases                     $      74,000      $     81,000
                                                                   ==============     =============
       Unrealized holding loss on investments                      $    (102,000)     $     25,000
                                                                   ==============     =============
       Issuance of treasury stock in payment of board compensation $      16,000      $        --
                                                                   ==============     =============

     See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and its majority-owned subsidiary (collectively, "we" or "NTN") and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to our consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2002.

    The consolidated financial statements for the three months ended March 31, 2002 and 2001 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2001.

    We have reclassified certain items in the prior period consolidated financial statements to conform to the current period presentation.

2.  CRITICAL ACCOUNTING POLICIES

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

    NTN believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. NTN records deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on Staff Accounting Bulletin 101, NTN amortizes these amounts over an estimated three-year average life of a customer relationship. If a significant number of its customers leave NTN before their estimated life is attained, amortization of those deferred costs and revenues would accelerate, which would result in net incremental revenue. NTN incurs a relatively significant level of depreciation expense in relationship to its operating income. The amount of depreciation expense in any year is largely related to the estimated life of handheld, wireless Playmaker devices and computers located at our customer sites. If the Playmakers and servers turn out to have a longer life, on average, than estimated, NTN depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, NTN depreciation expense would be significantly increased in those future periods. NTN maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of NTN's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

3. INCOME (LOSS) PER SHARE

    For the three months ended March 31, 2002 and 2001 options, warrants, convertible preferred stock and convertible notes representing approximately 12,443,000, and 12,983,000 potential common shares, respectively, have been excluded from the computations of net loss per share, as their effect was anti-dilutive.

4. SEGMENT INFORMATION

    We develop, produce and distribute interactive entertainment. Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network(R) and Buzztime(TM) units. NTN Network revenue is generated primarily from broadcasting content to customer locations through two interactive television networks and from advertising sold on the networks. NTN Network revenues comprised over 99% of our total revenue for the three months ended March 31, 2002. Buzztime generates revenue primarily from the distribution of its digital trivia game show content and "play-along" sports games as well as from production services provided to third parties. Included in the operating loss for both the NTN Network and Buzztime is an allocation of corporate expenses. The following tables set forth certain information regarding our segments and other operations:

                                        THREE MONTHS ENDED
                                  ---------------------------
                                    MARCH 31,       MARCH 31,
                                      2002            2001
                                  ------------    ------------
Revenues
    NTN Network                   $ 5,839,000     $ 5,225,000
    Buzztime                           56,000          53,000
    Other                               2,000           7,000
                                  ------------    ------------

    Total revenue                 $ 5,897,000     $ 5,285,000
                                  ============    ============

Operating income (loss)
    NTN Network                   $   673,000     $  (385,000)
    Buzztime                         (755,000)     (1,145,000)
                                  ------------    ------------

   Operating loss                 $   (82,000)    $(1,530,000)
                                  ============    ============

Net income (loss)
    NTN Network                   $   544,000     $  (412,000)
    Buzztime                         (710,000)     (1,166,000)
                                  ------------    ------------

    Net loss                      $  (166,000)    $(1,578,000)
                                  ============    ============


5.   CONTINGENT LIABILITY

    Our Canadian licensee is currently in discussions with the Canada Customs and Revenue Agency regarding a liability relating to withholding tax on certain amounts previously paid to us by the Canadian licensee. Our licensee has been assessed approximately $649,000 Canadian dollars (equivalent to approximately
$407,000 U.S. dollars as of March 31, 2002) by Canada Customs and Revenue Agency, but is in the process of appealing the assessment. If the appeal is unsuccessful, it is unclear as to what, if any, liability we might have in this matter.

6.   SUBSEQUENT EVENT

    On  April  5,  2002,  through  a  newly  formed  subsidiary,   NTN  Wireless
Communications, Inc. ("NTN Wireless"), we acquired the assets of ZOOM Communications, a company in the restaurant wireless paging industry, from Brandmakers, Inc. In consideration for the purchase, we assumed $314,000 in liabilities from Brandmakers, Inc. and issued an aggregate of $300,000 in restricted common stock to all parties. In addition, by way of a separate agreement, we entered into 2-year employment contracts with ZOOM's two principals, Sal Veni and Russ Ford to join NTN as Vice President of Operations and Vice President of Sales, respectively, in the NTN Wireless unit. ZOOM Communications and its Georgia-based headquarters have been folded into NTN Wireless and are now a regional office and distribution center for NTN.

    We also entered into a distribution agreement on March 11, 2002 with Brandmakers, Inc., for the non-exclusive right to sell and service certain products relating to the manufacture, service and distribution of wireless paging systems and stored value gift and loyalty card programs for ZOOM
Communications. The agreement was superceded on April 5, 2002 upon the acquisition of the assets of ZOOM Communications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Forward Looking Statements

    This Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities, including statements related to our strategic plans, capital expenditures, industry trends and financial position. In some cases, you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," "plan," "would" and similar expressions. Forward-looking statements are based on information currently available to us and are subject to risks and uncertainties, including cash needs, competition, market acceptance and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations are detailed in our Securities and Exchange Commission filings, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

GENERAL

    We  develop  and  distribute  interactive  entertainment.   We  operate  our
businesses principally through two operating units, the NTN Network and our 94%-owned subsidiary, Buzztime Entertainment, Inc. ("Buzztime").

    The  NTN  Network  is  North  America's  largest  "out-of-home"  interactive television network. Our unique private network broadcasts a variety of interactive multi-player sports and trivia games from 15 to 17 hours a day, depending on the time zone, 365 days per year to hospitality locations such as restaurants, sports bars, hotels, clubs and military bases totaling approximately 3,588 locations in North America as of March 31, 2002. The NTN Network earns revenue from delivering entertainment content to hospitality locations for a monthly fee, including installation revenue. The NTN Network also generates advertising revenue from third party advertisers on the NTN Network and license fee revenue from our Canadian licensee.

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

    Currently, the NTN Network operates two parallel networks to broadcast our interactive game content. The more dynamic DITV digital network has largely supplanted the original DOS-based platform. As of March 31, 2002, all but 128 of the U.S. sites had converted to the DITV network. Our Canadian licensee also has not yet converted any of its subscribers to the DITV network. The DITV system provides greater growth and revenue opportunities due to its MPEG full motion video capability, allowing for dynamic presentation of enhanced on-screen interactive game programming and full motion advertising capabilities. The DITV system also features a more robust 900-megahertz Playmaker that facilitates consumer interaction with the network.

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

    In 2001, Buzztime received an investment from Scientific-Atlanta, Inc., a leading manufacturer of cable set-top boxes. Our first deployment came in March 2002, when we began a technical field trial with Susquehanna Cable ("SusCom") to deploy the BUZZTIME channel to SusCom's digital subscribers in SusCom's York, Pennsylvania system. We plan to introduce the BUZZTIME trivia channel on cable systems using Scientific Atlanta digital cable set-top boxes beginning in the Spring of 2002. In addition, Buzztime remains the primary content provider to the NTN Network and currently works with leading companies such as the National Football League, Microsoft Corporation's MSN(R)TV service, Liberate Technologies, Airborne Entertainment and others to bring consumers real-time interactive entertainment.

    Our objective is to grow both of our businesses as a leading developer and distributor of interactive entertainment and communication products and services across several interactive platforms, including our out-of-home network, interactive television ("iTV") and wireless devices. To accomplish our objectives we are pursuing strategies to:

o Increase the number of out-of-home locations serviced by the NTN Network. We intend to accomplish this increase by expanding our product offerings to include more value-added services, adding personnel to our sales force and providing new and updated content on a regular basis.

o Develop and distribute the BUZZTIME trivia channel to cable and satellite operators with the intent to become the first content provider to deploy a live 2-way, multi-player interactive television entertainment channel, sometimes referred to as iTV. We have adapted or are planning to adapt our interactive trivia game show content and technology to the leading interactive television platforms, to gain market share by partnering with major industry manufacturers and distributors, and to utilize our interactive television broadcast studio as a development and production facility to build and deepen relationships with media-related companies. We also plan to continue to support our efforts in the early-stage wireless entertainment market through alliances with leading wireless distributors and carriers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

    Operations for the three months ended March 31, 2002 resulted in a net loss of $166,000 compared to a net loss of $1,578,000 for the three months ended March 31, 2001.

REVENUES

    Total revenues increased by $612,000 or 12%, to $5,897,000 for the three months ended March 31, 2002 from $5,285,000 for the three months ended March 31, 2001. This increase was primarily due to NTN Network revenues as shown in the following table (in thousands):

                                      THREE MONTHS ENDED
                                          MARCH 31
                                  ----------------------------
                                      2002           2001
                                  ------------    ------------
    NTN Network Revenues          $     5,839     $     5,225
    Buzztime Revenues                      56              53
    Other Revenues                          2               7
                                  ------------    ------------
    Total Revenues                $     5,897     $     5,285
                                  ============    ============

    NTN Network revenues increased by $614,000 or 12%, to $5,839,000 for the three months ended March 31, 2002 from $5,225,000 for the three months ended March 31, 2001. Hospitality subscription revenues increased by approximately $276,000 due to an increase in the number of sites and the average billing rate per site. The total number of sites as of March 31, 2002 was approximately 3,588, representing a net increase of 88 sites compared to March 31, 2001. At March 31, 2002, approximately 96% of the U.S. sites have been converted to the digital network compared to approximately 91% of the U.S. sites converted as of March 31, 2001. Advertising revenue increased by approximately $194,000 due to fewer advertising contracts for the three months ended March 31, 2001.

    Buzztime revenues were $56,000 for the three months ended March 31, 2002, compared to $53,000 for the three months ended March 31, 2001.

OPERATING EXPENSES

    Direct operating costs decreased by $6,000 or less than 1%, to $2,071,000 for the three months ended March 31, 2002 from $2,077,000 for the three months ended March 31, 2001. This is due in part to communication charges, which decreased by approximately $125,000 due to a change in vendors in 2001. Hosting fees also decreased approximately $87,000 due to the consolidation of equipment at two separate locations to one location in 2001. Playmaker repairs increased by approximately $62,000 due to the warranty expiring on some of the Playmakers. Miscellaneous parts for the equipment increased approximately $26,000 for replacement of various equipment parts that need to be replaced as the digital equipment ages. Depreciation and amortization increased by approximately $49,000 for the capitalized purchases of broadcast equipment associated with the digital network.

    Selling, general and administrative expenses decreased by $732,000 or 17%, to $3,508,000 for the three months ended March 31, 2002 from $4,240,000 for the three months ended March 31, 2001. Selling, general and administrative expense included a decrease in payroll and related expenses of approximately $342,000. While the head count is comparable between the two periods, the employee mix in the first quarter of 2002 included a lower average cost per employee. Consulting expenses decreased by approximately $230,000 due to various projects reaching completion in the past year. Marketing expenses decreased approximately $77,000. Telephone charges decreased approximately $50,000 due to a change in vendors in 2001. Office lease expense decreased approximately $30,000 due to the expiration of two leases for office and warehouse space in 2001.

    Depreciation and amortization expense decreased 9% to $397,000 for the three months ended March 31, 2002 from $437,000 for the three months ended March 31, 2001, due to certain assets becoming fully depreciated.

    Research and development expenses were not significant for the three months ended March 31, 2002, compared to $61,000 for the three months ended March 31, 2001. For the three-month period ended March 31, 2001, our research and development efforts focused primarily on the upgrade of the NTN Network.

    Interest expense decreased 41% to $133,000 for the three months ended March 31, 2002, compared to $224,000 for the three months ended March 31, 2001, due to the expiration of various capitalized leases as well as to a lower average balance on its revolving line of credit in the first quarter of 2002 compared to the first quarter of 2001.

    Other income was not significant for the three months ended March 31, 2002 compared to $150,000 for the three months ended March 31, 2001 due to the elimination of the balance of the promissory note and accrued interest upon settlement of the debt.

EBITDA

    As a result of the operating improvements discussed above, our earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $1,352,000 to $1,213,000 in the first quarter of 2002 from negative EBITDA of $139,000 in the first quarter of 2001.

    EBITDA is not intended to represent a measure of performance in accordance with generally accepted accounting principles ("GAAP"). Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe that financial analysts, investors and other interested parties find it to be a useful tool for measuring our performance.

    The following table reconciles our net loss per GAAP to EBITDA:

                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                                -----------------------------
                                                    2002             2001
                                                ------------    -------------
    EBITDA CALCULATION

    Net loss per GAAP                           $  (166,000)    $ (1,578,000)

        Interest income                              (4,000)         (26,000)
        Interest expense                            133,000          224,000
        Depreciation and amortization-direct        853,000          804,000
        Depreciation and amortization-indirect      397,000          437,000
                                                ------------    -------------
    EBITDA                                      $ 1,213,000     $   (139,000)
                                                ============    =============


    On a segment basis, our two segments generated EBITDA levels as presented below:

                                                       THREE MONTHS ENDED MARCH 31, 2002
                                                ---------------------------------------------

                                                  NETWORK          BUZZTIME        TOTAL
    EBITDA CALCULATION:                         ------------    -------------    ------------
    Net income (loss)                           $   544,000     $   (710,000)    $  (166,000)

        Interest income                              (4,000)             --           (4,000)
        Interest expense                            133,000              --          133,000
        Depreciation and amortization-direct        816,000           37,000         853,000
        Depreciation and amortization-indirect      235,000          162,000         397,000
                                                ------------    -------------    ------------
    EBITDA                                      $ 1,724,000     $   (511,000)    $  1,213,000
                                                ============    =============    ============

                                                      THREE MONTHS ENDED MARCH 31, 2001
                                                ---------------------------------------------

                                                  NETWORK          BUZZTIME        TOTAL
    EBITDA CALCULATION:                         ------------    -------------    ------------
    Net income (loss)                           $  (412,000)    $ (1,166,000)    $(1,578,000)

        Interest income                             (23,000)          (3,000)        (26,000)
        Interest expense                            200,000           24,000         224,000
        Depreciation and amortization-direct        767,000           37,000         804,000
        Depreciation and amortization-indirect      296,000          141,000         437,000
                                                ------------    -------------    ------------
    EBITDA                                      $   828,000     $   (967,000)    $  (139,000)
                                                ============    =============    ============


LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2002, we had cash and cash equivalents of $1,598,000 and working capital (current assets in excess of current liabilities) of $904,000, compared to cash and cash equivalents of $1,296,000 and working capital of $40,000 at December 31, 2001. Net cash provided by operations was $544,000 for the three months ended March 31, 2002 and net cash used in operations was $201,000 for the three months ended March 31, 2001. Depreciation, amortization and other non-cash charges offset the net loss in each period.

    Net cash used in investing activities was $347,000 for the three months ended March 31, 2002 and $398,000 for the three months ended March 31, 2001. Included in net cash used in investing activities for the three months ended March 31, 2002 was $326,000 in capital expenditures and $90,000 in capital software expenditures, which were partially offset by $69,000 for deposits on broadcast equipment received.

    Net cash provided by financing activities was $105,000 for the three months ended March 31, 2002 and net cash used in financing activities was $142,000 for the three months ended March 31, 2001. The cash provided by financing activities for the three months ended March 31, 2002 included $156,000 of net borrowings on the revolving line of credit and $8,000 of proceeds from the issuance of stock options offset by $59,000 of principal payments on capital leases.

    We have entered into an agreement with Coast Business Credit for a revolving line of credit, which presently expires on June 30, 2003. Interest is charged on the outstanding balance at a rate equal to the prime rate plus 1.5% per annum, but cannot be less than 9% per annum. The line of credit is secured by substantially all of our assets.

    The line of credit provides for borrowings not to exceed the lesser of a designated maximum amount or three times trailing monthly collections or three times annualized trailing adjusted EBITDA. As of March 31, 2002, the maximum amount outstanding under the line of credit was $2,750,000. Further reductions in the maximum amount of $250,000 each will occur on June 30, 2002, January 31, 2003, and on March 31, 2003. As of March 31, 2002, we had $115,000 available under the revolving line of credit. Our availability under the revolving line of credit may be further reduced if our monthly collections or operating income falls below certain levels.

    Our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business. Our requirements for additional financing in 2002 will depend upon the growth of our two business segments. In a low growth scenario (for example, net site growth of 100 sites in the NTN
Network and a number of commercial trials of the Buzztime initiative), utilization of our existing line of credit may be sufficient to cover our financing requirements. If we face more rapid growth in either or both segments, then we will require additional financing in 2002. If we are unsuccessful in obtaining financing, some initiatives relating to those higher growth opportunities may have to be curtailed or deferred. We may not be able to obtain additional financing on terms favorable to us or at all.

    We are also considering adding to our product line certain other wireless applications that are relevant to the hospitality industry. We may add these incremental hospitality products through reseller arrangements or through acquisition. Our limited capital resources may prevent us from making such an acquisition on a cash basis.

    We expect the level of expenditures in Buzztime to rise over the remainder of 2002 as we continue in the testing phase. However, subject to any unexpected changes in our business that may occur as a result of a continued economic slowdown, and unless we incur unanticipated expenses, we believe we will continue generating adequate cash from the operation of the NTN Network which, when combined with cash resources on hand and our line of credit, will allow us to continue to fund Buzztime at least through December 2002 at current operational levels assuming that Buzztime remains in the testing phase with certain cable operators for the remainder of the year

    If current BUZZTIME Channel sales efforts to Major Cable System Operators (defined as the seven largest cable system operators in the United States) succeed as planned and we enter into field trials with those cable operators, management intends to aggressively increase Buzztime sales and marketing efforts late in the year to more quickly advance its distribution within the U.S. market, which will require additional capital. We believe that Buzztime's success in entering into those field trials with Major Cable Operators may enhance our ability to raise additional capital at favorable pricing although there can be no assurance that will happen.

    Based upon current sales targets of achieving commercial deployment of the BUZZTIME Channel with Major Cable System Operators, we anticipate that Buzztime will require an additional $1,000,000 in financing per quarter commencing with the first quarter of 2003. The timing of this capital requirement is largely dependent on the timing of the commercial deployment. The sooner we achieve commercial deployment, the sooner this capital requirement would arise. If additional financing is not obtained, our accelerated growth plans may have to be deferred. If cash generated by the NTN Network is insufficient to cover Buzztime's expenses and if additional financing for Buzztime is not obtained and then we cannot reduce cash expenditures at Buzztime to a sufficient level, we may not be able to sustain the operations of Buzztime beyond December 2002. Scientific-Atlanta (S-A) has an option to exchange the S-A shares of Buzztime's preferred stock into shares of NTN common stock if Buzztime does not obtain additional equity financing of $2,000,000 before June 8, 2002. We do not intend to raise capital at the Buzztime subsidiary level by that date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of March 31, 2002, we owned common stock of an Australian company that is subject to market risk. At March 31, 2002, the carrying value of this investment was $276,000, which is net of a $541,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At March 31, 2002, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $28,000 in the carrying value of the investment.

    We have outstanding convertible notes, which bear interest at 8% per annum and line of credit borrowings, which bear interest at a rate equal to the higher of the prime rate plus 1.5% per annum, or 9% per annum. At March 31, 2002, a hypothetical one-percentage point increase in the prime rate would result in an increase of $26,000 in annual interest expense.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

ROBIN FERNHOFF, ET. AL

    On March 19, 2002, a shareholder class action and derivative complaint was filed in San Diego County Superior Court for the State of California by Robin Fernhoff on behalf of himself and all of our shareholders naming Robert M. Bennett, Esther L. Rodriguez, Barry Bergsman, Stanley B. Kinsey, Gary H. Arlen, Vincent A. Carrino, Robert B. Clasen, Michael K. Fleming and James B. Frakes as defendants with NTN Communications as nominal defendant. The Fernhoff action alleges breach of fiduciary duty, abuse of control and gross mismanagement by defendants in connection with NTN's rejection of a proposal by a corporation to purchase all of the outstanding shares of our common stock, as announced publicly on February 21, 2002. Plaintiffs request the court issue an injunction requiring defendants to fully and fairly negotiate the highest possible offer to purchase NTN, award attorney's fees, and grant such other relief as the court may find just and proper. We believe this action is also without merit and we intend to vigorously contest this action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On January 4, 2002, we issued approximately 50,000 shares of common stock, to the holders of the outstanding 8% senior convertible notes, in a private transaction in payment of interest of approximately $40,000 on such notes.

    On January 22, 2002, we issued approximately 18,000 shares of treasury stock in lieu of a cash payment of approximately $16,000 for board of directors' compensation.

    On February 6, 2002, March 7, 2002, and March 8, 2002, we issued a warrant to purchase 20,000 shares of common stock to each of three newly appointed members of the NTN Network's advisory board. Each warrant has an exercise price ranging from $0.77 to $0.85 per share and are exercisable until February 5, 2005 through March 7, 2005

    Each offering and transaction was made without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
  (a) Exhibits
     10.1 Fifth Amendment to Loan and Security Agreement, dated March 25, 2002, entered into by and among Coast Business Credit, a division of Southern Pacific Bank, NTN Communications, Inc. and Buzztime Entertainment, Inc.

  (b) Reports on Form 8-K


On March 12,  2002,  we filed a Current  Report on Form 8-K (event date March 6,
2002) to report under Item 5 (other events).

----------

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       NTN COMMUNICATIONS, INC.

Date: April 26, 2002                   By: /S/ JAMES FRAKES
                                          ----------------------------------
                                            James Frakes
                                            Authorized Signatory and Chief
                                            Financial Officer