Form 10-Q
period 2002-06-30
NTN COMMUNICATIONS INC
filed 2002-08-06
CIK 748592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

     YES [X] NO [ ]

    At July 19, 2002, the registrant had outstanding 39,316,000 shares of common stock, $.005 par value.

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                             JUNE 30,
                                                               2002         DECEMBER 31,
                     Assets                                 (UNAUDITED)        2001

Current assets:
    Cash and cash equivalents                              $  1,130,000    $  1,296,000
    Restricted cash                                             114,000          94,000
    Accounts receivable, net                                  1,605,000       1,411,000
    Investment available for sale                               241,000         174,000
    Inventory                                                   113,000              --
    Deposits on broadcast equipment                                  --          69,000
    Deferred costs                                              584,000         675,000
    Prepaid expenses and other current assets                   452,000         499,000
                                                           ------------    ------------
               Total current assets                           4,239,000       4,218,000

Broadcast equipment and fixed assets, net                     6,191,000       8,029,000
Software development costs, net                                 641,000         588,000
Deferred costs                                                  380,000         411,000
Other assets                                                    634,000         134,000
                                                           ------------    ------------
               Total assets                                $ 12,085,000    $ 13,380,000
                                                           ============    ============

               Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                       $  1,054,000    $    906,000
    Accrued expenses                                            969,000       1,096,000
    Obligations under capital leases                            181,000         168,000
    Revolving line of credit                                  2,351,000              --
    Deferred revenue                                          1,462,000       2,008,000
                                                           ------------    ------------
               Total current liabilities                      6,017,000       4,178,000

Obligations under capital leases, excluding current portion      80,000         110,000
Revolving line of credit                                             --       2,479,000
Senior subordinated convertible notes                         1,977,000       1,958,000
Deferred revenue                                                711,000         877,000
Other long-term liabilities                                      12,000          12,000
                                                           ------------    ------------
               Total liabilities                              8,797,000       9,614,000
                                                           ------------    ------------

Minority interest in consolidated subsidiary                    758,000         855,000
                                                           ------------    -------------

Shareholders' equity:
    Series A 10% cumulative convertible preferred stock,
      $.005 par  value,  5,000,000  shares  authorized;
      161,000 shares issued and outstanding atJune 30, 2002
      and December 31, 2001                                       1,000           1,000
    Common stock, $.005 par value, 70,000,000 shares
      authorized; 39,281,000 and 38,627,000 shares issued
      and outstanding at June 30, 2002 and
      December 31, 2001, respectively                           195,000         192,000
    Additional paid-in capital                               81,123,000      80,639,000
    Accumulated deficit                                     (77,954,000)   (76,890,000)
    Accumulated other comprehensive loss                       (576,000)      (643,000)
    Treasury  stock, at cost, 61,000 and 91,000 shares at
      June 30, 2002 and December 31, 2001, respectively        (259,000)      (388,000)
                                                           ------------    ------------
               Total shareholders' equity                     2,530,000       2,911,000
                                                           ------------    ------------
               Total liabilities and shareholders' equity  $ 12,085,000    $ 13,380,000
                                                           ============    ============

      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        ---------------------------   ---------------------------
                                                          JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                            2002           2001           2002           2001
                                                        ------------   ------------   ------------   ------------
Revenues:
  NTN Network division revenues                         $  6,128,000   $  5,342,000   $ 11,967,000   $ 10,557,000
  Buzztime service revenues                                   27,000          3,000         83,000         66,000
  Other revenues                                               3,000          5,000          5,000         12,000
                                                        ------------   ------------   ------------   ------------

      Total revenues                                       6,158,000      5,350,000     12,055,000     10,635,000
                                                        ------------   ------------   ------------   ------------

Operating expenses:
  Direct operating costs (includes depreciation of
    $842,000 and $816,000, $1,695,000 and $1,620,000
    for the three months ended June 30, 2002 and 2001
    and for the six months ended June 30, 2002 and 2001,
    respectively)                                          2,502,000      1,973,000      4,573,000      4,049,000
  Selling, general and administrative                      4,100,000      3,647,000      7,608,000      7,888,000
  Depreciation and amortization                              381,000        432,000        778,000        869,000
  Research and development                                     6,000         35,000          9,000         96,000
                                                        ------------   ------------   ------------   ------------

      Total operating expenses                             6,989,000      6,087,000     12,968,000     12,902,000
                                                        ------------   ------------   ------------   ------------

  Operating loss                                            (831,000)      (737,000)      (913,000)    (2,267,000)
                                                        ------------   ------------   ------------   ------------

  Other income (expense):
    Interest income                                            2,000         12,000          6,000         38,000
    Interest expense                                        (121,000)      (228,000)      (254,000)      (452,000)
    Other                                                         --          4,000             --        154,000
                                                        ------------   ------------   ------------   ------------

      Total other expense                                  (119,000)       (212,000)      (248,000)      (260,000)
                                                        ------------   ------------   ------------   ------------

  Loss before minority interest in loss of
    consolidated subsidiary                                 (950,000)      (949,000)    (1,161,000)    (2,527,000)

  Minority interest in loss of consolidated subsidiary        52,000             --         97,000             --
                                                        ------------   ------------   ------------   ------------

      Net loss                                          $   (898,000)  $   (949,000)  $ (1,064,000)  $ (2,527,000)
                                                        ============   ============   ============   ============

  Net loss per common share - basic and diluted          $     (0.02)  $      (0.03)  $     (0.03)   $      (0.07)
                                                        ============   ============   ============   ============

  Weighted average shares outstanding - basic
    and diluted                                           39,977,000     36,660,000     39,294,000     36,499,000
                                                        ============   ============   ============   ============


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             ---------------------------   --------------------------
                                                               JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                 2002           2001           2002          2001
                                                             ------------   ------------   ------------   -----------
Cash flows provided by operating activities:
  Net loss                                                   $   (898,000)  $   (949,000)  $ (1,064,000)  $(2,527,000)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                             1,223,000      1,248,000      2,473,000     2,489,000
      Provision for doubtful accounts                             100,000         73,000        171,000       265,000
      Non-cash stock-based compensation charges                    32,000         52,000         55,000        54,000
      Minority interest in loss of consolidated subsidiary        (52,000)            --        (97,000)           --
      Non-cash interest expense                                    40,000         50,000         80,000       120,000
      Accreted interest expense                                     9,000         19,000         19,000        44,000
      Gain on settlement of debt                                       --             --             --      (146,000)
      Loss from disposition of equipment                           59,000         58,000         90,000        82,000
      Changes in assets and liabilities:
        Restricted cash                                            85,000        (29,000)       (20,000)      (40,000)
        Accounts receivable                                      (174,000)       103,000       (244,000)      292,000
        Inventory                                                   3,000             --        (24,000)           --
        Deferred costs                                             73,000        133,000        122,000       239,000
        Prepaid expenses and other assets                         155,000         85,000         42,000      (130,000)
        Accounts payable and accrued expenses                     (69,000)      (448,000)      (193,000)     (570,000)
        Deferred revenue                                         (466,000)       (76,000)      (743,000)      (54,000)
                                                             ------------   ------------   ------------   -----------

          Net cash provided by operating activities               120,000        319,000        667,000       118,000
                                                             ------------   ------------   ------------   -----------


Cash flows from investing activities:
  Capital expenditures                                           (212,000)      (280,000)      (628,000)     (629,000)
  Acquisition of businesses                                      (101,000)            --       (101,000)           --
  Deposits on broadcast equipment                                      --        161,000         69,000       112,000
                                                             ------------   ------------   ------------   -----------

          Net cash used in investing activities                  (313,000)      (119,000)      (660,000)     (517,000)
                                                             ------------   ------------   ------------   -----------

Cash flows from financing activities:
  Principal payments on capital leases                            (45,000)      (183,000)      (104,000)     (367,000)
  Borrowings from revolving line of credit                      1,765,000      5,168,000     11,551,000    10,895,000
  Principal payments on revolving line of credit               (2,121,000)    (5,385,000)   (11,751,000)  (11,083,000)
  Proceeds from issuance of common and preferred
    stock, net of offering expenses                                    --        860,000             --       810,000
  Principal payments on note payable                                   --             --             --       (25,000)
  Proceeds from exercise of stock options and warrants            126,000          4,000        131,000        92,000
                                                             ------------   ------------   ------------   -----------

          Net cash provided by (used in)financing activities     (275,000)       464,000       (173,000)      322,000
                                                             ------------   ------------   ------------   -----------


Net increase (decrease) in cash and cash equivalents             (468,000)       664,000       (166,000)      (77,000)

Cash and cash equivalents at beginning of period                1,598,000      1,447,000      1,296,000     2,188,000
                                                             ------------   ------------   ------------   -----------
Cash and cash equivalents at end of period                   $  1,130,000   $  2,111,000   $  1,130,000   $ 2,111,000
                                                             ============   ============   ============   ===========


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                 ----------------------   -----------------------
                                                                  JUNE 30,     JUNE 30,     JUNE 30,    JUNE 30,
                                                                    2002        2001         2002        2001
                                                                 ---------   ----------   ----------   ----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest                                                    $  72,000   $  167,000   $  155,000   $  304,000
                                                                 =========   ==========   ==========   ==========
     Income taxes                                                $      --   $       --   $       --   $       --
                                                                 =========   ==========   ==========   ==========

  Supplemental disclosure of non-cash investing
   and financing activities:
     Issuance of common stock in payment of interest             $  40,000   $   50,000   $   80,000   $  120,000
                                                                 =========   ==========   ==========   ==========

     Equipment acquired under capital leases                     $  13,000   $       --   $   87,000   $   81,000
                                                                 =========   ==========   ==========   ==========

     Unrealized holding loss on investments                      $  35,000   $  (81,000)  $  (67,000)  $  (56,000)
                                                                 =========   ==========   ==========   ==========

     Issuance of treasury stock in payment of board compensation $  13,000   $       --   $   30,000   $       --
                                                                 =========   ==========   ==========   ==========

     Issuance of common stock in payment of dividends            $   8,000   $    8,000   $    8,000   $    8,000
                                                                 =========   ==========   ==========   ==========

     Supplemental non-cash disclosure of acquisition of
       businesses:
         Accounts receivable (net)                               $ 121,000           --     $121,000           --

         Inventory                                                  89,000           --       89,000           --

         Fixed assets                                               38,000           --       38,000           --

         Other assets                                              419,000           --      419,000           --

         Accounts payable & accrued liabilities                   (244,000)          --     (244,000)          --

         Deferred revenue                                          (31,000)          --      (31,000)          --

         Line of Credit                                            (72,000)          --      (72,000)          --

         Common Stock issued                                      (320,000)          --     (320,000)          --




     See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002

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

    The consolidated financial statements for the three months and six months ended June 30, 2002 and 2001 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2001.

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

o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS of our Form 10-K for the year ended December 31, 2001.

3. INCOME (LOSS) PER SHARE

    For the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002 and 2001, options, warrants, convertible preferred stock and convertible notes representing approximately 12,426,000, 13,175,000, 12,248,000 and 13,141,000 potential common shares, respectively, have been excluded from the computation of net loss per share, as their effect was anti-dilutive.

4. SEGMENT INFORMATION

    We develop, produce and distribute interactive entertainment. Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network(R), and Buzztime(R) divisions. NTN Network division revenue is generated primarily from broadcasting content to customer locations through two interactive television networks, from advertising sold on the networks and from its wireless segment with restaurant on-site paging systems, electronic gift cards, loyalty programs and electronic data-managed comment cards. NTN Network division revenues comprised over 99% of our total revenue for the six months ended June 30, 2002. For purposes of presentation, revenues for the NTN Network included "Other Revenues" of NTN as listed on the consolidated statement of operations. Buzztime generates revenue primarily from the distribution of its digital trivia game show content and "play-along" sports games as well as from production services provided to third parties. Included in the operating loss for both the NTN Network division and Buzztime is an allocation of corporate expenses. The following tables set forth certain information regarding our segments and other operations:

                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                             -------------------------   -------------------------
                              JUNE 30,       JUNE 30,      JUNE 30,      JUNE 30,
                                2002           2001          2002          2001
                             -----------   -----------   -----------   -----------
Revenues
    Network                  $ 5,513,000   $ 5,347,000   $11,211,000   $10,569,000
    NTN Wireless                 618,000            --       761,000            --
                             -----------   -----------   -----------   -----------
    NTN Network division       6,131,000     5,347,000    11,972,000    10,569,000
    Buzztime                      27,000         3,000        83,000        66,000
                             -----------   -----------   -----------   -----------
    Total revenue            $ 6,158,000   $ 5,350,000   $12,055,000   $10,635,000
                             ===========   ===========   ===========   ===========

Operating income (loss)
    Network                  $    35,000   $    (3,000)  $   670,000   $  (389,000)
    NTN Wireless                      --            --        38,000            --
                             -----------   -----------   -----------   -----------
    NTN Network division          35,000        (3,000)      708,000      (389,000)
    Buzztime                    (866,000)     (734,000)   (1,621,000)   (1,878,000)
                             -----------   -----------   -----------   -----------
    Operating loss           $  (831,000)  $  (737,000)  $  (913,000)  $(2,267,000)
                              ===========  ===========   ===========   ===========

Net income (loss)
    Network                  $   (84,000)  $  (212,000)  $   422,000   $  (624,000)
    NTN Wireless                      --            --        38,000            --
                             -----------   -----------   -----------   -----------
    NTN Network division         (84,000)     (212,000)      460,000      (624,000)
    Buzztime                    (814,000)     (737,000)   (1,524,000)   (1,903,000)
                             -----------   ------------  ------------  -----------
    Net loss                 $  (898,000)  $  (949,000)  $(1,064,000)  $(2,527,000)
                             ===========   ===========   ===========   ===========


5.   CONTINGENT LIABILITY

    Our Canadian licensee is currently in discussions with the Canada Customs and Revenue Agency regarding a liability relating to withholding tax on certain amounts previously paid to us by the Canadian licensee. Our licensee has been assessed approximately $649,000 Canadian dollars (equivalent to approximately $427,000 U.S. dollars as of June 30, 2002) by Canada Customs and Revenue Agency, but is in the process of appealing the assessment. If the appeal is unsuccessful, it is unclear as to what, if any, liability we might have in this matter.

6.   SENIOR SUBORDINATED CONVERTIBLE NOTES

    Our senior subordinated convertible notes ("Convertible Notes") have a maturity date of February 1, 2003. These Convertible Notes have a principal amount of $2 million. We have the ability to convert the Convertible Notes to common stock at maturity at a fixed conversion rate of $1.275 per share. We currently intend to exercise that conversion option and convert the Convertible Notes to common stock at that time. Since that conversion will not require the use of our working capital, the Convertible Notes are not presented as a current liability even though the maturity date is one year or less from the balance sheet date.

7.   ACQUISITIONS

    On April 5, 2002, through a newly formed subsidiary, NTN Wireless Communications, Inc. ("Wireless"), we acquired the assets of ZOOM
Communications, a company in the restaurant wireless paging industry, from Brandmakers, Inc. We entered into separate 2-year employment contracts with each of ZOOM's two principals to join NTN as Vice President of Operations and Vice President of Sales in the Wireless segment. Based out of suburban Atlanta, Georgia, the Wireless segment now serves as a regional office and distribution center for NTN.

    We had also entered into a distribution agreement on March 11, 2002 with Brandmakers, Inc., for the non-exclusive right to sell and service certain products relating to the manufacture, service and distribution of wireless paging systems and stored value gift and loyalty card programs for ZOOM Communications. The agreement was cancelled on April 5, 2002 upon the acquisition of the assets of ZOOM Communications.

    On May 17, 2002, we acquired the assets of Hysen Technologies, Inc., another company in the hospitality paging industry. The assets acquired included Hysen's existing inventory and intellectual property, including Hysen's customer base. The assets of Hysen were combined into the Wireless segment.

    Total consideration for the purchases is $421,000, which is, comprised of $320,000 in common stock and $101,000 for transaction costs. In consideration for the Zoom Communications purchase, we issued 349,614 restricted shares of our common stock to all parties valued at an aggregate of $300,000 and paid $86,000 of transaction fees. We used the lowest closing price of the common stock for the twenty days immediately prior to March 22, 2002 to issue 329,412 shares and the average closing price of the common stock for the five trading days immediately prior to March 22, 2002 for the balance of 20,202 shares issued. In consideration for the Hysen Technologies purchase, we issued 14,388 restricted shares of our common stock valued at $20,000 and paid $15,000 in transaction fees. The number of shares issued was determined by the using the average closing price of the common stock for the five trading days ending on the closing date of May 17, 2002.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Of the $520,000 of acquired intangible assets, $230,000 was assigned to goodwill and is not subject to amortization. $140,000 was assigned to employment agreements and will be amortized over the estimated contractual life of 2 years. $150,000 was assigned to customer lists and will be amortized over the estimated useful life of 3 years. The line of credit of $72,000 was paid in full immediately after the closing date of April 5, 2002.


                                           Assets acquired and liabilities assumed

                                             Zoom           Hysen         Total
                                        Communications   Technologies   Acquisitions
                                        --------------   ------------   ------------

Accounts receivable, net                $      121,000   $         --   $    121,000
Inventory                                       48,000         41,000         89,000
Fixed assets                                    38,000             --         38,000
Goodwill                                       215,000         15,000        230,000
Intangibles assets                             280,000         10,000        290,000
                                        --------------   ------------   ------------

Total assets acquired                          702,000         66,000        768,000
                                        --------------   ------------   ------------

Accounts payable & accrued liabilities         244,000         31,000        275,000
Line of credit                                  72,000             --         72,000
                                        --------------   ------------   ------------
Total liabilities assumed                      316,000         31,000        347,000
                                        --------------   ------------   ------------

Net assets acquired                     $      386,000   $     35,000   $    421,000
                                        ==============   ============   ============

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

GENERAL

    We develop, produce and distribute interactive entertainment. We operate our businesses principally through two operating units, our NTN Network division and our 94%-owned subsidiary, Buzztime Entertainment, Inc. ("Buzztime").

    The  NTN  Network  is  North  America's  largest  "out-of-home"  interactive television network. Our unique private network broadcasts a variety of interactive multi-player sports and trivia games from 15 to 17 hours a day, depending on the time zone, 365 days per year to hospitality locations such as restaurants, sports bars, hotels, clubs and military bases totaling approximately 3,600 locations in North America as of June 30, 2002. The NTN Network earns revenue from delivering entertainment content to hospitality locations for a monthly fee, including installation revenue. The NTN Network also generates advertising revenue from third party advertisers on the NTN Network and license fee revenue from our Canadian licensee.

    The NTN Network is the only interactive television network that is specifically designed to entertain the out-of-home viewer. Patrons use our hand-held wireless Playmaker(R) devices to interact with trivia and sports games displayed on television screens in the hospitality location. Our content is designed to promote social interaction and stimulate conversation among the patrons. Hospitality locations pay to use our interactive technology and to receive our entertainment broadcast. Our games are broadcast to be easily viewed from a distance of over 15 feet and are not dependent upon audio, so they do not interfere with the location's own sound system or with patrons' conversations.

    In April 1999, we began upgrading the NTN Network by introducing our "Digital Interactive TV" system to replace our decade-old DOS-based system. The DITV system contains many new features, including a Windows-based platform with full-motion video capabilities and high-resolution graphics to allow more compelling content and better advertising opportunities. In addition, we introduced new, more consumer friendly Playmaker(R) wireless game appliances that operate at 900 megahertz to increase transmission range and have a longer battery life. The new Playmakers also feature a larger, eight line LCD screen that displays sports scores and other ticker information and enable electronic, text-based chat between patrons. As the Playmakers and other digital equipment ages, we believe the costs of servicing and repairing the equipment will increase. We are currently working on various solutions to keep service and repair costs at a minimum.

    Currently, the NTN Network operates two parallel networks to broadcast our interactive game content. The more dynamic DITV digital network has largely supplanted the original DOS-based platform. As of June 30, 2002, all but 102 of the U.S. sites had converted to the DITV network. Our Canadian licensee also has not yet converted any of its subscribers to the DITV network. The DITV system provides greater growth and revenue opportunities due to its MPEG full motion video capability, allowing for dynamic presentation of enhanced on-screen interactive game programming and full motion advertising capabilities. The DITV system also features the more robust 900-megahertz Playmaker that facilitates consumer interaction with the network.

    On April 5, 2002, through a newly formed subsidiary, NTN Wireless Communications, Inc. ("Wireless"), we acquired the assets of ZOOM
Communications, a company in the restaurant wireless paging industry, from Brandmakers, Inc. We entered into separate 2-year employment contracts with each of ZOOM's two principals to join NTN as Vice President of Operations and Vice President of Sales in the Wireless segment. Based out of suburban Atlanta, Georgia, the Wireless segment now serves as a regional office and distribution center for NTN.

    On May 17, 2002, we acquired the assets of Hysen Technologies, Inc., another company in the hospitality paging industry. The assets acquired included Hysen's existing inventory and intellectual property, including Hysen's customer base. The assets of Hysen were combined into the Wireless segment.

    Through our NTN Wireless segment, we sell wireless paging systems to the restaurant industry. The Wireless segment also sells stored value cards, such as gift cards and loyalty cards, to the restaurant industry. It is our objective to introduce and sell Wireless paging and stored value card products to our NTN Network customers and to introduce the Network to our Wireless customers. We also intend, where possible, to link stored value cards for interested Network customer sites with the Players Plus members that play our games at that site. This program would allow our Players Plus members to receive food or beverage credit for their game play and food/beverage purchases, and would allow those sites to quantify the return on investment they receive from the NTN Network.

    Buzztime was incorporated in the state of Delaware in December 1999 with the intent of creating new revenue from distributing NTN's content library to several interactive consumer platforms, with a primary focus on interactive television. Buzztime specializes in real-time, mass-participation games and entertainment that are produced specifically for interactive television including the BUZZTIME channel, the interactive trivia channel for cable television and satellite television services. We manage the world's largest trivia game show library from our interactive television broadcast studio where we also produce our live, Predict the Play(R) interactive television sports games and real-time viewer polls. In 2001, Buzztime received an investment from Scientific-Atlanta, Inc., a leading manufacturer of cable set-top boxes.

    The first commercial deployment of the BUZZTIME channel occurred in June 2002, when Susquehanna Cable ("SusCom") made the BUZZTIME channel available to all 16,000 of the digital subscribers on its York, Pennsylvania system. This deployment followed a technical field trial that began in March 2002. We believe that this deployment was the first live, 2-way multi-player interactive television entertainment channel integrated into a digital set top box in the United States. In addition, Buzztime remains the primary content provider to the NTN Network and currently works with leading companies such as the National
Football League, Microsoft Corporation's MSN(R)TV service, Liberate Technologies, Airborne Entertainment and others to bring consumers real-time interactive entertainment.

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

o Develop and distribute the BUZZTIME channel to cable and satellite operators. We have adapted or are planning to adapt our interactive trivia game show content and technology to the leading interactive television platforms, to gain market share by partnering with major industry manufacturers and distributors, and to utilize our interactive television broadcast studio as a development and production facility to build and deepen relationships with media-related companies. We also plan to continue to support our efforts in the early-stage wireless entertainment market through alliances with leading wireless distributors and carriers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

    Operations for the three months ended June 30, 2002 resulted in a net loss of $898,000 compared to a net loss of $949,000 for the three months ended June 30, 2001.

Revenues

    Total revenues increased by $808,000 or 15%, to $6,158,000 for the three months ended June 30, 2002 from $5,350,000 for the three months ended June 30, 2001. This increase was primarily due to NTN Network division revenues as shown in the following table (in thousands):

                                   THREE MONTHS ENDED
                                        JUNE 30
                                 ---------------------
                                   2002         2001
                                 --------     --------
NTN Network Division Revenues    $  6,128     $  5,342
Buzztime Revenues                      27            3
Other Revenues                          3            5
                                 --------     --------
Total Revenues                   $  6,158     $  5,350
                                 ========     ========

    NTN Network division revenues increased by $786,000 or 15%, to $6,128,000 for the three months ended June 30, 2002 from $5,342,000 for the three months ended June 30, 2001. NTN Network division revenue included approximately $618,000 of revenue from the newly acquired Wireless segment. Hospitality subscription revenues increased by approximately $305,000 due to an increase in the number of sites and the average billing rate per site. The total number of sites as of June 30, 2002 was approximately 3,625, representing a net increase of 125 sites compared to June 30, 2001. At June 30, 2002, approximately 97% of the U.S. sites have been converted to the digital network compared to approximately 92% of the U.S. sites converted as of June 30, 2001. Advertising revenue decreased by approximately $85,000 due to fewer advertising contracts for the three months ended June 30, 2002.

    Buzztime revenues were $27,000 for the three months ended June 30, 2002, compared to $3,000 for the three months ended June 30, 2001.

Operating Expenses

    Direct operating costs increased by $529,000 or 27%, to $2,502,000 for the three months ended June 30, 2002 from $1,973,000 for the three months ended June 30, 2001. Direct operating costs included approximately $356,000 for goods sold from the newly acquired Wireless segment. Playmaker repairs increased by approximately $99,000 as the manufacturer warranties continue to expire on some of the Playmakers. Miscellaneous parts for the equipment increased approximately $54,000 for replacement of various equipment parts that need to be replaced as the digital equipment ages. Freight also increased by approximately $57,000 directly due to the increase in Playmaker and digital equipment repairs.

    Selling, general and administrative expenses increased by $453,000 or 12%, to $4,100,000 for the three months ended June 30, 2002 from $3,647,000 for the three months ended June 30, 2001. Selling, general and administrative expense included an increase in payroll and related expenses of approximately $282,000 as the head count increased by 24 employees, which includes the addition of the Wireless employees. Marketing expenses increased approximately $165,000 due to the attendance at additional trade shows in 2002 and additional advertising for "Hospitality 360" which incorporates the new Wireless products. Equipment leases increased by approximately $56,000 due to the buy-out of equipment under capitalized leases. Various other expenses increased due to the acquisition of Wireless and a general increase in supplies. Consulting expenses decreased by approximately $146,000 due to various projects reaching completion in the past year and the hiring of various consultants as employees.

    Depreciation and amortization expense decreased 12% to $381,000 for the three months ended June 30, 2002 from $432,000 for the three months ended June 30, 2001, due to certain assets becoming fully depreciated.

    Research and development expenses were not significant for the three months ended June 30, 2002, compared to $35,000 for the three months ended June 30, 2001. For the three-month period ended June 30, 2001, our research and development efforts focused primarily on the upgrade of the NTN Network and interactive television initiatives.

    Interest expense decreased 47% to $121,000 for the three months ended June 30, 2002, compared to $228,000 for the three months ended June 30, 2001, due to the expiration of various capitalized leases as well as to a lower average balance on our revolving line of credit in the second quarter of 2002 compared to the second quarter of 2001.

    Minority interest in loss of consolidated subsidiary was $52,000 for the three months ended June 30, 2002. We received the investment from Scientific-Atlanta, Inc. at the end June 2001, so there is no related credit for the three months ended June 30, 2001.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

    Operations for the six months ended June 30, 2002 resulted in a net loss of $1,064,000 compared to a net loss of $2,527,000 for the six months ended June 30, 2001.

Revenues

    Total revenues increased by $1,420,000 or 13%, to $12,055,000 for the six months ended June 30, 2002 from $10,635,000 for the six months ended June 30, 2001. This increase was primarily due to NTN Network division revenues as shown in the following table (in thousands):

                                   SIX MONTHS ENDED
                                        JUNE 30
                                 ---------------------
                                   2002         2001
                                 --------     --------
NTN Network Division Revenues    $ 11,967     $ 10,557
Buzztime Revenues                      83           66
Other Revenues                          5           12
                                 --------     --------
Total Revenues                   $ 12,055     $ 10,635
                                 ========     ========

    NTN Network division revenues increased by $1,410,000 or 13%, to $11,967,000 for the six months ended June 30, 2002 from $10,557,000 for the six months ended June 30, 2001. NTN Network division revenue included approximately $761,000 of revenue from the newly acquired Wireless segment. The acquisition was not in effect until the second quarter of 2002, but revenue was recorded in the Wireless segment during the first quarter of 2002 under the distribution agreement. Hospitality subscription revenues increased by approximately $587,000 due to an increase in the number of sites and the average billing rate per site. Advertising revenue increased by approximately $109,000 primarily due to a higher level of advertising revenue being recognized in the first quarter of 2002 compared to the first quarter of 2001. Installation revenue associated with installing new customer sites decreased approximately $84,000 as some of the deferred revenue associated with the installation has become fully amortized over the estimated three-year life of a customer.

    Buzztime revenues were $83,000 for the six months ended June 30, 2002, compared to $66,000 for the six months ended June 30, 2001.

Operating Expenses

    Direct operating costs increased by $524,000 or 13%, to $4,573,000 for the six months ended June 30, 2002 from $4,049,000 for the six months ended June 30, 2001. Direct operating costs included approximately $426,000 for goods sold from the newly acquired Wireless segment. Playmaker repairs increased by approximately $161,000 as the manufacturer warranties continue to expire on some of the Playmakers. Miscellaneous parts for the equipment increased approximately $79,000 for replacement of various equipment parts that need to be replaced as the digital equipment ages. Freight also increased by approximately $52,000 directly due to the increase in Playmaker and digital equipment repairs. Depreciation and amortization increased by approximately $76,000 for the capitalized purchases of broadcast equipment associated with the digital network. Communication charges decreased by approximately $163,000 due to a change in vendors in 2001. Hosting fees also decreased approximately $102,000 due to the consolidation of equipment at two separate locations to one location in 2001.

    Selling, general and administrative expenses decreased by $280,000 or 4%, to $7,608,000 for the six months ended June 30, 2002 from $7,888,000 for the six months ended June 30, 2001. Consulting expenses decreased by approximately $377,000 due to various projects reaching completion in the past year and the hiring of various consultants as employees. Marketing expenses increased approximately $85,000 due to the attendance at additional trade shows in 2002 and additional advertising for "Hospitality 360" which incorporates the new Wireless products. Equipment leases increased by approximately $56,000 due to the buy-out of equipment under capitalized leases.

    Depreciation and amortization expense decreased $91,000 or 10% to $778,000 for the six months ended June 30, 2002 from $869,000 for the six months ended June 30, 2001, due to certain assets becoming fully depreciated.

    Research and development expenses were not significant for the six months ended June 30, 2002, compared to $96,000 for the six months ended June 30, 2001. For the six month period ended June 30, 2001, our research and development efforts focused primarily on the upgrade of the NTN Network and interactive television initiatives.

    Interest expense decreased 44% to $254,000 for the six months ended June 30, 2002, compared to $452,000 for the six months ended June 30, 2001, due to the expiration of various capitalized leases as well as to a lower average balance on our revolving line of credit in the first half of 2002 compared to the second half of 2001.

    Other income was not significant for the six months ended June 30, 2002 compared to $154,000 for the six months ended June 30, 2001 due to the elimination of the balance of a promissory note and accrued interest upon settlement of the debt.

    Minority interest in loss of consolidated subsidiary was $97,000 for the six months ended June 30, 2002. We received the investment from Scientific-Atlanta, Inc. at the end June 2001, so there is no related credit for the six months ended June 30, 2001.


EBITDA

    Our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $71,000 to $444,000 for the three months ended June 30, 2002 from EBITDA of $515,000 for the three months ended June 30, 2001. EBITDA increased by $1,281,000 to $1,657,000 for the six months ended June 30, 2002 from EBITDA of $376,000 for the six months ended June 30, 2001.

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

    The following table reconciles our net loss per GAAP to EBITDA:

                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                            JUNE 30                          JUNE 30
                                   --------------------------   ---------------------------
                                       2002          2001           2002           2001
                                   -----------   ------------   ------------   ------------
EBITDA Calculation

Net loss per GAAP                  $  (898,000)  $   (949,000)  $ (1,064,000)  $ (2,527,000)

  Interest expense (net)               119,000        216,000        248,000        414,000
  Depreciation and amortization      1,223,000      1,248,000      2,473,000      2,489,000
                                   -----------   ------------   ------------   ------------
EBITDA                             $   444,000   $    515,000   $  1,657,000   $    376,000
                                   ===========   ============   ============   ============

On a segment basis, our two segments generated EBITDA levels as presented below:

                                      THREE MONTHS ENDED JUNE 30, 2002           SIX MONTHS ENDED JUNE 30, 2002
EBITDA Calculation:                  Network      Buzztime        Total       Network       Buzztime        Total
                                   -----------   ----------   ----------    -----------   ------------   ------------

Net income (loss)                  $   (84,000)  $ (814,000)  $ (898,000)   $   460,000   $ (1,524,000)  $ (1,064,000)

  Interest expense (net)               119,000           --      119,000        248,000             --        248,000
  Depreciation and amortization      1,067,000      156,000    1,223,000      2,118,000        355,000      2,473,000
                                   -----------   ----------   ----------    -----------   ------------   ------------
EBITDA                             $ 1,102,000   $ (658,000)  $  444,000    $ 2,826,000   $ (1,169,000)  $  1,657,000
                                   ===========   ==========   ==========    ===========   ============   ============


                                       THREE MONTHS ENDED JUNE 30, 2001           SIX MONTHS ENDED JUNE 30, 2001
EBITDA Calculation:                  Network      Buzztime      Total         Network       Buzztime        Total
                                   -----------   ----------   ----------    -----------   ------------   ------------

Net income (loss)                  $  (212,000)  $ (737,000)  $ (949,000)   $  (624,000)  $ (1,903,000)  $ (2,527,000)

  Interest expense                     213,000        3,000      216,000        390,000         24,000        414,000
  Depreciation and amortization      1,048,000      200,000    1,248,000      2,111,000        378,000      2,489,000
                                   -----------   ----------   ----------    -----------   ------------   ------------
EBITDA                             $ 1,049,000   $ (534,000)  $  515,000    $ 1,877,000   $ (1,501,000)  $    376,000
                                   ===========   ==========   ==========    ===========   ============   ============


LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2002, we had cash and cash equivalents of $1,130,000 and a working capital deficit (current liabilities in excess of current assets) of $1,778,000, compared to cash and cash equivalents of $1,296,000 and working capital of $40,000 at December 31, 2001. The primary reason for the working capital deficit was the reclassification of the revolving line of credit from a long-term liability to a short-term liability as the line of credit matures on June 30, 2003. Net cash provided by operations was $667,000 for the six months ended June 30, 2002 and $118,000 for the six months ended June 30, 2001. Depreciation, amortization and other non-cash charges offset the net loss in each period.

    Net cash used in investing activities was $660,000 for the six months ended June 30, 2002 compared with $517,000 for the six months ended June 30, 2001. Included in net cash used in investing activities for the six months ended June 30, 2002 was $500,000 in capital expenditures, $128,000 in capital software expenditures and $101,000 of professional fees related to the recent acquisitions, which were partially offset by $69,000 for deposits on broadcast equipment received.

    Net cash used in financing activities was $173,000 for the six months ended June 30, 2002 compared to net cash provided by financing activities of $322,000 for the six months ended June 30, 2001. The cash provided by financing activities for the six months ended June 30, 2002 included $200,000 of net principal payments on the revolving line of credit and $104,000 of principal payments on capital leases offset by $131,000 of proceeds from the issuance of stock options.

    Our revolving line of credit agreement is with Coast Business Credit and presently expires on June 30, 2003. Interest is charged on the outstanding balance at a rate equal to the prime rate plus 1.5% per annum, but cannot be less than 9% per annum. The line of credit is secured by substantially all of our assets. Our intention is to either further extend the expiration date of the existing facility or to find a replacement facility with an alternate lender.

    The line of credit provides for borrowings not to exceed the lesser of a designated maximum amount or three times trailing monthly collections or three times annualized trailing adjusted EBITDA. As of June 30, 2002, the maximum amount outstanding under the line of credit was $2,500,000. Further reductions in the maximum amount of $250,000 each will occur on January 31, 2003, and on March 31, 2003. As of June 30, 2002, we had $149,000 available under the revolving line of credit. Our availability under the revolving line of credit may be further reduced if our monthly collections or operating income falls below certain levels.

    Our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business. For the first six months of 2002, we generated free cash flow (defined as EBITDA less net interest expense, cash used in investing activities and cash used in financing activities) of $576,000, which has covered our business requirements over that period. We believe that we should continue to be cash positive from operating activities in the second six months of 2002. Our operational requirements for additional financing in 2002 will depend upon the growth of our two business segments. In a low growth scenario (for example, net site growth of 100 to 150 sites in the NTN Network during 2002 and a number of commercial trials of the Buzztime initiative), utilization of our existing line of credit may be sufficient to cover our financing requirements. If we face more rapid growth in either or both segments, then we will require additional financing over the next 12 months. If we are unsuccessful in obtaining financing, some initiatives relating to those higher growth opportunities may have to be curtailed or deferred. We may not be able to obtain additional financing on terms favorable to us or at all.

    We are also considering adding to our product line certain other wireless applications that are relevant to the hospitality industry. We may add these incremental hospitality products through reseller arrangements or through acquisition. Our limited capital resources may prevent us from making such product additions or acquisitions on a cash basis.

    We expect the level of expenditures in Buzztime to rise over the remainder of 2002 as we have entered the deployment phase with SusCom and continue in the testing phase with certain other cable operators. However, subject to any unexpected changes in our business that may occur as a result of a continued economic slowdown, and unless we incur unanticipated expenses, we believe we will continue generating adequate cash from the operation of the NTN Network which, when combined with cash resources on hand and our line of credit, will allow us to continue to fund Buzztime at least through December 2002 at current operational levels assuming that Buzztime remains in the testing phase with certain cable operators for the remainder of the year. If current BUZZTIME channel sales efforts to major cable system operators (the largest cable system operators in the United States) succeed as planned and we enter into field trials with those cable operators, management intends to aggressively increase Buzztime sales and marketing efforts late in the year to more quickly advance its distribution within the U.S. market, which will require additional capital. We believe that Buzztime's success in entering into those field trials with major cable system operators may enhance our ability to raise additional capital at favorable pricing although there can be no assurance that will happen.

    Based upon current sales targets of achieving commercial deployment of the BUZZTIME Channel with several major cable system operators over the next several quarters, we anticipate that Buzztime will require an additional $1,000,000 in financing per quarter commencing with the second quarter of 2003. The timing of this capital requirement is largely dependent on the timing of the commercial deployment. The sooner we achieve commercial deployment, the sooner this capital requirement would arise. If additional financing is not obtained, our accelerated growth plans may have to be deferred. If cash generated by the NTN Network is insufficient to cover Buzztime's expenses and if additional financing for Buzztime is not obtained and we cannot reduce cash expenditures at Buzztime to a sufficient level, we may not be able to sustain the operations of Buzztime beyond December 2002.

    The American Stock Exchange (AMEX) recently adopted several new listing standards. One new standard was established for listed companies that had at least five consecutive years of losses as we do. This new standard is that such companies must maintain shareholders' equity of at least $6 million. We submitted a plan to achieve compliance with that standard to AMEX, which they approved with the understanding that such compliance would be demonstrated on or about mid-November, 2002. That plan was to increase our shareholders' equity through a combination of conversion of equity-like instruments on our balance sheet and by raising additional equity.

    One such equity-like instrument is in Scientific-Atlanta's (S-A) investment in Buzztime preferred shares. S-A has an option to exchange the S-A shares of Buzztime's preferred stock into shares of NTN common stock if Buzztime did not obtain additional equity financing of $2,000,000 by June 8, 2002. We did not obtain such capital at the Buzztime subsidiary level by that date and have given S-A an extension on the decision to convert until August 8, 2002.

    Another equity-like instrument on our balance sheet is our $2 million of Convertible Notes. We have the ability to convert those Convertible Notes to common stock at a fixed conversion price of $1.275 per share at maturity on February 1, 2003. While that date is outside of the timeframe allowed under our plan with AMEX, such conversion will allow us to bolster our shareholders' equity by $2 million, which will allow us to maintain continued compliance with the new AMEX listing guideline.

    We believe that we will be able to raise the additional equity capital needed to comply with our plan with AMEX. Our initial objective is to raise that equity capital from strategic investors that can help us make progress with our Buzztime initiative. However, there can be no assurance that we will be able to obtain additional equity financing on terms favorable to us or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. Statement 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. We do not expect the adoption of this statement to have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of June 30, 2002, we owned common stock of an Australian company that is subject to market risk. At June 30, 2002, the carrying value of this investment was $241,000, which is net of a $576,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At June 30, 2002, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $24,000 in the carrying value of the investment.

    We have outstanding convertible notes, which bear interest at 8% per annum and line of credit borrowings, which bear interest at a rate equal to the higher of the prime rate plus 1.5% per annum, or 9% per annum. At June 30, 2002, a hypothetical one-percentage point increase in the prime rate would result in an increase of $24,000 in annual interest expense for line of credit borrowings.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Steven M. Mizel, et. al

    On February 22, 2002, a shareholder class action and derivative complaint was filed in San Diego County Superior Court for the State of California by Steven M. Mizel on behalf of himself and all NTN shareholders naming Robert M. Bennett, Esther L. Rodriguez, Barry Bergsman, Stanley B. Kinsey, Gary H. Arlen, Vincent A. Carrino and James B. Frakes as defendants with NTN Communications as nominal defendant. The Mizel action alleged breach of fiduciary duty by defendants in connection with NTN's rejection of a proposal by a corporation to purchase all of the outstanding shares of our common stock, as announced publicly on February 21, 2002. In June 2002, in ruling on a motion by NTN, the court found that Mizel's complaint failed to state a valid claim. The court gave Mizel an opportunity to replead his case, but he declined to do so. On July 11, 2002, the court formally dismissed the case and entered judgment in our favor.

Robin Fernhoff, et. Al

    On March 19, 2002, a shareholder class action and derivative complaint was filed in San Diego County Superior Court for the State of California by Robin Fernhoff on behalf of himself and all of our shareholders naming Robert M. Bennett, Esther L. Rodriguez, Barry Bergsman, Stanley B. Kinsey, Gary H. Arlen, Vincent A. Carrino, Robert B. Clasen, Michael K. Fleming and James B. Frakes as defendants with NTN Communications as nominal defendant. The Fernhoff action alleged breach of fiduciary duty, abuse of control and gross mismanagement by defendants in connection with NTN's rejection of a proposal by a corporation to purchase all of the outstanding shares of our common stock, as announced publicly on February 21, 2002. In July 2002, in light of the ruling on Mizel, Fernhoff requested that the court dismiss his complaint.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On April 5, 2002, we issued 349,614 shares of restricted common stock valued
at  $300,000  in  aggregate  in  connection   with  the   acquisition   of  Zoom
Communications, Inc.

    On April 9, 2002, we issued approximately 46,000 shares of common stock, to the holders of the outstanding 8% senior convertible notes, in a private transaction in payment of interest of approximately $40,000 on such notes.

    On April 19, 2002, we issued approximately 12,000 shares of treasury stock in lieu of a cash payment of approximately $13,000 for board of directors' compensation.

    On May 21, 2002, we issued 14,388 shares of restricted common stock valued at $20,000 in aggregate in connection with the purchase of assets of Hysen Technologies, Inc.

    Each offering and transaction was made without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We held our annual meeting of shareholders on May 31, 2002. The following matters were voted upon at such meeting:

1. To elect two directors to hold office until the 2005 annual meeting of stockholders and until their respective successors are duly elected and qualified:

                         BARRY BERGSMAN
                   Votes in Favor.....32,601,063
                   Abstentions.................0

                         STANLEY B. KINSEY
                   Votes in Favor.....32,601,052
                   Abstentions.................0

    Both Mr. Bergsman and Mr. Kinsey were elected as directors to hold office until the annual meeting of stockholders in 2005 and until each respective successor is duly elected and qualified. The following directors were not subject to election and their term of office continued after the meeting:
    Gary H. Arlen, Robert M. Bennett, Robert Clasen, Vincent A. Carrino, Michael Fleming and Esther Rodriquez.

2. To ratify the appointment of KPMG LLP as independent accountants of NTN for the fiscal year ending December 31, 2002.

                   Votes In Favor ....33,595,484
                   Votes Against .........52,445
                   Abstentions ...........22,239

    The proposal for ratification of the appointment of KPMG LLP was approved.

ITEM 5.  OTHER INFORMATION.

    On May 13, 2002, Michael K. Fleming, a member of our board of directors, was named chairman of Buzztime Entertainment Inc. board of directors and will receive $150,000 per year for his service.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

  10.1 Sixth Amendment to Loan and Security Agreement, dated as of May 1, 2002, by and between NTN Communications, Inc. and Coast Business Credit

  10.2 Seventh Amendment to Loan and Security Agreement, dated as of July 1, 2002, by and between NTN Communications, Inc. and Coast Business Credit

 (b)    Reports on Form 8-K


None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           NTN COMMUNICATIONS, INC.

Date: August 6, 2002                       By: /s/ James Frakes
                                              ----------------------------------
                                               James Frakes
                                               Authorized Signatory and Chief
                                               Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------  -----------------------------------------------------------------------

  10.1 Sixth Amendment to Loan and Security Agreement, dated as of May 1, 2002, by and between NTN Communications, Inc. and Coast Business Credit
        (1)

  10.2 Seventh Amendment to Loan and Security Agreement, dated as of July 1, 2002, by and between NTN Communications, Inc. and Coast Business Credit
        (1)

----------

(1) Filed herewith.