Form 10-Q
period 2002-09-30
NTN COMMUNICATIONS INC
filed 2002-11-14
CIK 748592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

    YES [X]  NO [  ]

     At November 4, 2002, the registrant had outstanding 39,372,000 shares of common stock, $.005 par value.

                                PART I--FINANCIAL INFORMATION

                                ITEM 1. FINANCIAL STATEMENTS.

                          NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                                 Consolidated Balance Sheets

                                                              SEPTEMBER 30,
                                                                 2002          DECEMBER 31,
                     ASSETS                                    (UNAUDITED)         2001
Current assets:                                              --------------   --------------
  Cash and cash equivalents                                  $     667,000    $   1,296,000
  Restricted cash                                                  145,000           94,000
  Accounts receivable, net                                       1,753,000        1,411,000
  Investment available for sale                                    198,000          174,000
  Inventory                                                        123,000               --
  Deposits on broadcast equipment                                   38,000           69,000
  Deferred costs                                                   525,000          675,000
  Prepaid expenses and other current assets                        450,000          499,000
                                                             --------------   --------------
          Total current assets                                   3,899,000        4,218,000

Broadcast equipment and fixed assets, net                        5,424,000        8,029,000
Software development costs, net                                    597,000          588,000
Deferred costs                                                     402,000          411,000
Other assets                                                       588,000          134,000
                                                             --------------   --------------
          Total assets                                       $  10,910,000    $- 13,380,000
                                                             ==============   ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $     695,000    $     906,000
  Accrued expenses                                               1,362,000        1,096,000
  Obligations under capital leases                                 156,000          168,000
  Revolving line of credit                                       1,968,000               --
  Deferred revenue                                               1,418,000        2,008,000
                                                             --------------   --------------
          Total current liabilities                              5,599,000        4,178,000

Obligations under capital leases, excluding current portion         57,000          110,000
Revolving line of credit                                                --        2,479,000
Senior subordinated convertible notes                            1,987,000        1,958,000
Deferred revenue                                                   686,000          877,000
Other long-term liabilities                                         12,000           12,000
                                                             --------------   --------------
          Total liabilities                                      8,341,000        9,614,000
                                                             --------------   --------------

Minority interest in consolidated subsidiary                       700,000          855,000
                                                             --------------   --------------

Shareholders' equity:
  Series A 10% cumulative convertible preferred stock,
    $.005 par value, 5,000,000 shares authorized; 161,000
    shares issued and outstanding at September 30, 2002 and
    December 31, 2001                                                1,000            1,000
  Common stock, $.005 par value, 70,000,000 shares
    authorized; 39,323,000 and 38,627,000 shares issued and
    outstanding at September 30, 2002 and December 31, 2001,
    respectively                                                   195,000          192,000
  Additional paid-in capital                                    81,145,000       80,639,000
  Accumulated deficit                                          (78,643,000)     (76,890,000)
  Accumulated other comprehensive loss                            (619,000)        (643,000)
  Treasury stock, at cost, 49,000 and 91,000 shares at
    September 30, 2002 and December 31, 2001, respectively        (210,000)        (388,000)
                                                             --------------   --------------
          Total shareholders' equity                             1,869,000        2,911,000
                                                             --------------   --------------
          Total liabilities and shareholders' equity         $  10,910,000     $ 13,380,000
                                                             ==============   ==============


         See accompanying notes to unaudited consolidated financial statements

                               NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Consolidated Statements of Operations (Unaudited)

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      ----------------------------   ----------------------------
                                                      SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                          2002           2001            2002           2001
                                                      -------------  -------------   -------------  -------------
Revenues:
  NTN Network division revenues                       $  6,491,000   $  5,627,000    $ 18,458,000   $ 16,184,000
  Buzztime service revenues                                 23,000         36,000         106,000        102,000
  Other revenues                                             2,000          1,000           7,000         13,000
                                                      -------------  -------------   -------------  -------------

      Total revenues                                     6,516,000      5,664,000      18,571,000     16,299,000
                                                      -------------  -------------   -------------  -------------

Operating expenses:
  Direct operating costs (includes depreciation of
    $846,000 and $838,000, $2,541,000 and
    $2,458,000 for the three months ended
    September 30, 2002 and 2001 and for the nine
    months ended September 30, 2002 and 2001,
    respectively)                                        2,369,000      2,135,000       6,942,000      6,184,000
  Selling, general and administrative                    4,316,000      3,674,000      11,924,000     11,562,000
  Depreciation and amortization                            417,000        423,000       1,195,000      1,292,000
  Research and development                                   2,000             --          11,000         96,000
                                                      -------------  -------------   -------------  -------------

      Total operating expenses                           7,104,000      6,232,000      20,072,000     19,134,000
                                                      -------------  -------------   -------------  -------------

Operating loss                                            (588,000)      (568,000)     (1,501,000)    (2,835,000)
                                                      -------------  -------------   -------------  -------------

Other income (expense):
  Interest income                                               --         16,000           6,000         54,000
  Interest expense                                        (125,000)      (227,000)       (379,000)      (679,000)
  Other                                                         --          7,000              --        161,000
                                                      -------------  -------------   -------------  -------------

      Total other expense                                 (125,000)      (204,000)       (373,000)      (464,000)
                                                      -------------  -------------   -------------  -------------

Loss before minority interest in loss of                  (713,000)      (772,000)     (1,874,000)    (3,299,000)
  consolidated subsidiary and income taxes

Minority interest in loss of consolidated subsidiary        58,000         40,000         155,000         40,000
                                                      -------------  -------------   -------------  -------------


Net loss before income taxes                              (655,000)      (732,000)     (1,719,000)    (3,259,000)

  Income taxes                                              34,000             --          34,000             --
                                                      -------------  -------------   -------------  -------------

Net loss                                              $   (689,000)  $   (732,000)   $ (1,753,000)   $(3,259,000)
                                                      =============  =============   =============  =============

Net loss per common share - basic and diluted         $      (0.02)   $     (0.02)   $      (0.04)  $      (0.09)
                                                      =============  =============   =============  =============

Weighted average shares outstanding - basic and
  diluted                                               39,270,000     36,775,000      38,999,000     36,592,000
                                                      =============  =============   =============  =============


      See accompanying notes to unaudited consolidated financial statements

                         NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows (Unaudited)

                                                                    NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                2002             2001
                                                             -------------   -------------
Cash flows provided by operating activities:
  Net loss                                                   $ (1,753,000)   $ (3,259,000)
    Adjustments to reconcile net loss to
      net cash provided by operating
      activities (net of effects of acquisitions):
        Depreciation and amortization                           3,736,000       3,750,000
        Provision for doubtful accounts                           311,000         500,000
        Provision for deferred income taxes                        23,000              --
        Non-cash stock-based compensation charges                  71,000         101,000
        Minority interest in loss of consolidated subsidiary     (155,000)        (40,000)
        Non-cash interest expense                                 120,000         130,000
        Accreted interest expense                                  29,000          63,000
        Gain on settlement of debt                                     --        (146,000)
        Loss from disposition of equipment                        114,000         157,000
        Changes in assets and liabilities:
          Restricted cash                                         (51,000)        (14,000)
          Accounts receivable                                    (532,000)       (293,000)
          Inventory                                               (34,000)             --
          Deferred costs                                          159,000         245,000
          Prepaid expenses and other assets                        45,000         (58,000)
          Accounts payable and accrued expenses                  (169,000)       (506,000)
          Deferred revenue                                       (812,000)        (88,000)
                                                             -------------   -------------

          Net cash provided by operating activities             1,102,000         542,000
                                                             -------------   -------------

Cash flows from investing activities:
  Capital expenditures                                         (1,058,000)       (979,000)
  Acquisition of businesses                                      (102,000)             --
  Deposits on broadcast equipment                                  31,000         112,000
                                                             -------------   -------------

          Net cash used in investing activities                (1,129,000)       (867,000)
                                                             -------------   -------------

Cash flows from financing activities:
  Principal payments on capital leases                           (152,000)       (512,000)
  Borrowings from revolving line of credit                     17,660,000      15,668,000
  Principal payments on revolving line of credit              (18,243,000)    (16,225,000)
  Proceeds from issuance of common and preferred
    stock, net of offering expenses                                    --         802,000
  Principal payments on note payable                                   --         (25,000)
  Proceeds from exercise of stock options and warrants            133,000          92,000
                                                             -------------   -------------

          Net cash used in financing activities                  (602,000)       (200,000)
                                                             -------------   -------------

Net decrease in cash and cash equivalents                        (629,000)       (525,000)
Cash and cash equivalents at beginning of period                1,296,000       2,188,000
                                                             -------------   -------------
Cash and cash equivalents at end of period                   $    667,000    $  1,663,000
                                                             =============   =============

       See accompanying notes to unaudited consolidated financial statements

                          NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                    NINE MONTHS ENDED
                                                                -----------------------------
                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                    2002            2001
                                                                -------------   -------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                    $    229,000    $    460,000
                                                                =============   =============

    Income taxes                                                $         --    $         --
                                                                =============   =============

Supplemental disclosure of non-cash investing and
  financing activities:
    Issuance of common stock in payment of interest             $    120,000    $    160,000
                                                                =============   =============

    Equipment acquired under capital leases                     $     87,000    $    126,000
                                                                =============   =============

    Unrealized holding loss on investments                      $    (24,000)   $     48,000
                                                                =============   =============

    Issuance of treasury stock in payment of board compensation $     43,000    $         --
                                                                =============   =============

    Issuance of common stock in payment of dividends            $      8,000    $      8,000
                                                                =============   =============

    Supplemental non-cash disclosure of acquisition of
      businesses:
        Accounts receivable (net)                               $    121,000              --
        Inventory                                                     89,000              --
        Fixed assets                                                  38,000              --
        Other assets                                                 521,000              --
        Accounts payable and accrued liabilities                    (244,000)             --
        Deferred revenue                                             (31,000)             --
        Line of credit                                               (72,000)             --
        Common stock issued                                         (320,000)             --


     See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

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

     The consolidated financial statements for the three months and nine months ended September 30, 2002 and 2001 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2001.

     We have reclassified certain items in the prior period consolidated financial statements to conform to the current period presentation.

2.  CRITICAL ACCOUNTING POLICIES

     The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment and other fixed assets, bad debts, investments, intangible assets, financing operations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on Staff Accounting Bulletin 101, we amortize these amounts over an estimated three-year average life of a customer relationship. If a significant number of our customers leave us before their estimated life is attained, amortization of those deferred costs and revenues would accelerate, which would result in net incremental revenue. We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any year is largely related to the estimated life of handheld, wireless Playmaker devices and computers located at our customer sites. If the Playmakers and servers turn out to have a longer life, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, our depreciation expense would be significantly increased in those future periods. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    We do not have any of the following:

  o  Off-balance sheet arrangements

  o Certain trading activities that include non-exchange traded contracts accounted for at fair value.

  o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS of our Form 10-K for the year ended December 31, 2001 and with Michael Fleming, a Company director who joined Buzztime Entertainment, Inc. as Chairman in May 2002. Mr. Fleming has drawn a salary for part-time employment since May. We are in the process of negotiating an Employment Agreement with Mr. Fleming that will contain a stock-based compensation element. However, to date, that Employment Agreement has not yet been consummated.

3. INCOME (LOSS) PER SHARE

     For the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001, options, warrants, convertible preferred stock and convertible notes representing approximately 12,151,000, 13,257,000, 12,278,000 and 13,180,000 potential common shares, respectively, have been excluded from the computation of net loss per share, as their effect was anti-dilutive.

4. SEGMENT INFORMATION

     We develop, produce and distribute interactive entertainment. Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network(R), and Buzztime(R) divisions. NTN Network division revenue is generated primarily from broadcasting content to customer locations through two interactive television networks, from advertising sold on the networks and from its wireless segment with restaurant on-site paging systems, electronic gift cards, loyalty programs and electronic data-managed comment cards. NTN Network division revenues comprised over 99% of our total revenue for the nine months ended September 30, 2002. For purposes of presentation, revenues for the NTN Network included "Other Revenues" of NTN as listed on the consolidated statement of operations. Buzztime generates revenue primarily from the distribution of its digital trivia game show content and "play-along" sports games as well as from production services provided to third parties. Included in the operating loss for both the NTN Network division and Buzztime is an allocation of corporate expenses. The following tables set forth certain information regarding our segments and other operations:

                               THREE MONTHS ENDED              NINE MONTHS ENDED
                         ----------------------------    ----------------------------
                         SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,
                             2002            2001            2002           2001
                         -------------  -------------    -------------  -------------
Revenues
    Network              $  5,802,000   $  5,628,000     $ 17,013,000   $ 16,197,000
    NTN Wireless              691,000            --         1,452,000             --
                         -------------  -------------    -------------  -------------
    NTN Network division    6,493,000      5,628,000       18,465,000     16,197,000
    Buzztime                   23,000         36,000          106,000        102,000
                         -------------  -------------    -------------  -------------

    Total revenue        $  6,516,000   $  5,664,000     $ 18,571,000   $ 16,299,000
                         =============  =============    =============  =============

Operating income (loss)
    Network              $    446,000   $    110,000     $  1,115,000   $   (279,000)
    NTN Wireless              (65,000)            --          (26,000)            --
                         -------------  -------------    -------------  -------------
    NTN Network division      381,000        110,000        1,089,000       (279,000)
    Buzztime                 (969,000)      (678,000)      (2,590,000)    (2,556,000)
                         -------------  -------------    -------------  -------------

   Operating loss        $   (588,000)  $   (568,000)    $ (1,501,000)  $ (2,835,000)
                         =============  =============    =============  =============

Net income (loss)
    Network              $    287,000   $    (99,000)    $    708,000   $   (722,000)
    NTN Wireless              (65,000)            --          (26,000)            --
                         -------------  -------------    -------------  -------------
    NTN Network division      222,000        (99,000)         682,000       (722,000)
    Buzztime                 (911,000)      (633,000)      (2,435,000)    (2,537,000)
                         -------------  -------------    -------------  -------------

    Net loss             $   (689,000)  $   (732,000)    $ (1,753,000)  $ (3,259,000)
                         =============  =============    =============  =============

5.   CONTINGENT LIABILITY

     Our Canadian licensee is currently in discussions with the Canada Customs and Revenue Agency regarding a liability relating to withholding tax on certain amounts previously paid to us by the Canadian licensee. Our licensee has been assessed approximately $649,000 Canadian dollars (equivalent to approximately $411,000 U.S. dollars as of September 30, 2002) by Canada Customs and Revenue Agency, but is in the process of appealing the assessment. If the appeal is unsuccessful, it is unclear as to what, if any, liability we might have in this matter. No amounts have been accrued relating to this contingent liability.

6.   SENIOR SUBORDINATED CONVERTIBLE NOTES

     Our senior subordinated convertible notes ("Convertible Notes") have a maturity date of February 1, 2003. These Convertible Notes have a principal amount of $2 million. We have the ability to convert the Convertible Notes to common stock at maturity at a fixed conversion rate of $1.275 per share. We currently intend to exercise that conversion option and convert the Convertible Notes to common stock at that time. Since that conversion will not require the use of our working capital, the Convertible Notes are not presented as a current liability even though the maturity date is less than one year from the balance sheet date.

7.   ACQUISITIONS

     On  April  5,  2002,  through  a  newly  formed  subsidiary,  NTN  Wireless
Communications, Inc. ("Wireless"), we acquired the net assets of ZOOM Communications, a company in the restaurant wireless paging industry, from Brandmakers, Inc. We entered into separate 2-year employment contracts with each of ZOOM's two principals to join NTN as Vice President of Operations and Vice President of Sales in the Wireless segment. Based out of suburban Atlanta, Georgia, the Wireless segment now serves as a regional office and distribution center for NTN.

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

     On May 17, 2002, we acquired the net assets of Hysen Technologies, Inc., another company in the hospitality paging industry. The assets acquired included Hysen's existing inventory and intellectual property, including Hysen's customer base. The assets of Hysen were combined into the Wireless segment.

     Total consideration for the purchases was $422,000, which is comprised of $320,000 in common stock and $102,000 for transaction costs. In consideration for the ZOOM Communications purchase, we issued 349,614 unregistered shares of our common stock to all parties valued at an aggregate of $300,000 and paid $87,000 in transaction fees. We used the lowest closing price of the common stock for the twenty days immediately prior to March 22, 2002 to issue 329,412 shares and the average closing price of the common stock for the five trading days immediately prior to March 22, 2002 for the balance of 20,202 shares issued. In consideration for the Hysen Technologies purchase, we issued 14,388 unregistered shares of our common stock valued at $20,000 and paid $15,000 in transaction fees. The number of shares issued was determined by the using the average closing price of the common stock for the five trading days ending on the closing date of May 17, 2002.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Of the $520,000 of acquired intangible assets, $231,000 was assigned to goodwill and is not subject to amortization. $140,000 was assigned to employment agreements and will be amortized over the estimated contractual life of 2 years. $150,000 was assigned to customer lists and will be amortized over the estimated useful life of 3 years. The line of credit of $72,000 was paid in full immediately after the closing date of April 5, 2002.


                                          ASSETS ACQUIRED AND LIABILITIES ASSUMED

                                          ZOOM COMMUNICATIONS     HYSEN TECHNOLOGIES   TOTAL ACQUISITIONS
                                          -------------------     -----------------


Accounts receivable, net                     $     121,000           $        --       $      121,000
Inventory                                           48,000                41,000               89,000
Fixed assets                                        38,000                    --               38,000
Goodwill                                           216,000                15,000              231,000
Intangibles assets                                 280,000                10,000              290,000
                                             --------------          -----------       ---------------

Total assets acquired                              703,000                66,000              769,000
                                             --------------          -----------       ---------------


Accounts payable and accrued liabilities           244,000                31,000              275,000
Line of credit                                      72,000                    --               72,000
                                             --------------          -----------       ---------------

Total liabilities assumed                          316,000                31,000              347,000
                                             --------------          -----------       ---------------

Net assets acquired                          $     387,000           $    35,000       $      422,000
                                             ==============          ===========       ==============


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

     The NTN  Network  is  North  America's  largest  "out-of-home"  interactive television network. Our unique private network broadcasts a variety of interactive multi-player sports and trivia games from 15 to 17 hours a day, depending on the time zone, 365 days per year to hospitality locations such as restaurants, sports bars, hotels, clubs and military bases totaling approximately 3,610 locations in North America as of September 30, 2002. The NTN Network earns revenue from delivering entertainment content to hospitality locations for a monthly fee, including installation revenue. The NTN Network also generates advertising revenue from third party advertisers on the NTN Network and license fee revenue from our Canadian licensee.

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

     Currently, the NTN Network operates two parallel networks to broadcast our interactive game content. The more dynamic DITV digital network has largely supplanted the original DOS-based platform. As of September 30, 2002, all but 73 of the U.S. sites had converted to the DITV network. Our Canadian licensee also has not yet converted any of its subscribers to the DITV network. The DITV system provides greater growth and revenue opportunities due to its MPEG full motion video capability, allowing for dynamic presentation of enhanced on-screen interactive game programming and full motion advertising capabilities. The DITV system also features the more robust 900-megahertz Playmaker that facilitates consumer interaction with the network.

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

     Through our NTN Wireless segment, we sell wireless paging systems to the restaurant industry. The Wireless segment also sells stored value cards, such as gift cards and loyalty cards, to the restaurant industry. It is our objective to introduce and sell Wireless paging and stored value card products to our NTN Network customers and to introduce the Network to our Wireless customers. We also intend, where possible, to link stored value cards for interested Network customer sites with the Players Plus members that play our games at that site. Based on adopting any of a variety of plans under consideration, this program would allow our Players Plus members to receive promotional consideration for their game play and food/beverage purchases, and would allow those sites an additional measure to quantify the return on investment they receive from the NTN Network.

     The recently acquired Wireless segment recorded an operating loss in the three months ended September 30, 2002 with an allocation of corporate overhead. This loss was incurred as a result of a reduction in gross margin due to promotional activity designed to aggressively gain market share coupled with increased marketing and staffing expenses associated with relaunching and rebranding the business under the NTN umbrella. We expect the Wireless segment to contribute to our earnings in 2003.

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

  o Develop and distribute the BUZZTIME channel to cable and satellite operators. We have adapted or are planning to adaptour interactive trivia game show content and technology to the leading interactive television platforms, to gain market share by partnering with major industry manufacturers and distributors, and to utilize our interactive television broadcast studio as a development and production facility to build and deepen relationships with media-related companies. We also plan to continue to support our efforts in the early-stage wireless entertainment market through alliances with leading wireless distributors and carriers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     Operations for the three months ended September 30, 2002 resulted in a net loss of $689,000 compared to a net loss of $732,000 for the three months ended September 30, 2001.

REVENUES

     Total revenues increased by $852,000 or 15%, to $6,516,000 for the three months ended September 30, 2002 from $5,664,000 for the three months ended September 30, 2001. This increase was primarily due to NTN Network division revenues as shown in the following table (in thousands):

                                               THREE MONTHS ENDED
                                                 SEPTEMBER 30
                                               ------------------
                                                2002        2001
                                               -------    -------
             NTN Network Division Revenues     $ 6,491    $ 5,627
             Buzztime Revenues                      23         36
             Other Revenues                          2          1
                                               -------     -------
             Total Revenues                    $ 6,516    $ 5,664
                                               =======     =======

     NTN Network division revenues increased by $864,000 or 15%, to $6,491,000 for the three months ended September 30, 2002 from $5,627,000 for the three months ended September 30, 2001. NTN Network division revenue included approximately $691,000 of revenue from the newly acquired Wireless segment. Hospitality subscription revenues increased by approximately $317,000 due to an increase in the number of sites and the average billing rate per site. The NTN Network United States customer site count at September 30, 2002 was approximately 3,146. This was an increase of 90 sites over September 2001. Our Canadian licensee ended the period with 464 sites, a decrease of 55 sites compared to the third quarter of 2001. At September 30, 2002, approximately 98% of the U.S. sites have been converted to the digital network compared to approximately 93% of the U.S. sites converted as of September 30, 2001.
Installation revenue associated with installing new customer sites decreased approximately $140,000 as some of the deferred revenue associated with the installation has become fully amortized.

     Buzztime revenues were $23,000 for the three months ended September 30, 2002, compared to $36,000 for the three months ended September 30, 2001.

OPERATING EXPENSES

     Direct operating costs increased by $234,000 or 11%, to $2,369,000 for the three months ended September 30, 2002 from $2,135,000 for the three months ended September 30, 2001. Direct operating costs included approximately $431,000 for goods sold from the newly acquired Wireless segment. The increase in direct expenses was offset by a decrease in communication charges of approximately $93,000 due to a change in vendors in the third quarter of 2001. Playmaker repairs and miscellaneous parts decreased by approximately $45,000 as more repairs were completed in-house instead of sending to an outside vendor.

     Selling, general and administrative expenses increased by $642,000 or 17%, to $4,316,000 for the three months ended September 30, 2002 from $3,674,000 for the three months ended September 30, 2001. Selling, general and administrative expense included an increase in payroll and related expenses of approximately $459,000 as the head count increased, which includes the addition of the Wireless employees. Professional fees increased approximately $116,000 due to an increase in legal expenses. Travel and entertainment increased approximately $55,000 related to Wireless and increased travel to support the Buzztime initiatives. Equipment leases increased by approximately $37,000 due to the buy-out of equipment under capitalized leases.

INTEREST EXPENSE

     Interest expense decreased 45% to $125,000 for the three months ended September 30, 2002, compared to $227,000 for the three months ended September 30, 2001, due to the expiration of various capitalized leases as well as to a lower average balance on our revolving line of credit in the third quarter of 2002 compared to the third quarter of 2001.

MINORITY INTEREST AND TAXES

     Minority interest in loss of consolidated subsidiary increased 45% to $58,000 for the three months ended September 30, 2002, compared to $40,000 for the three months ended September 30, 2001. The increase is due to an increase in the net loss for Buzztime for the three months ended September 30, 2002.

     The NTN Network expects to report taxable income for the year ended December 31, 2002. For federal income tax reporting purposes and in unitary states where the NTN Network may file on a combined basis, taxable losses incurred by Buzztime Entertainment should be sufficient to offset NTN Network's taxable income. In states where separate filing is required, NTN Network will likely incur a state tax liability. As a result, NTN Network recorded a state tax provision of $34,000 in the third quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     Operations for the nine months ended September 30, 2002 resulted in a net loss of $1,753,000 compared to a net loss of $3,259,000 for the nine months ended September 30, 2001.

REVENUES

     Total revenues increased by $2,272,000 or 14%, to $18,571,000 for the nine months ended September 30, 2002 from $16,299,000 for the nine months ended September 30, 2001. This increase was primarily due to NTN Network division revenues as shown in the following table (in thousands):

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30
                                               ------------------
                                                 2002       2001
                                               -------    -------
             NTN Network Division Revenues     $18,458    $16,184
             Buzztime Revenues                     106        102
             Other Revenues                          7         13
                                               -------    -------
             Total Revenues                    $18,571    $16,299
                                               =======    =======

     NTN Network division revenues increased by $2,274,000 or 14%, to $18,458,000 for the nine months ended September 30, 2002 from $16,184,000 for the nine months ended September 30, 2001. NTN Network division revenue included approximately $1,452,000 of revenue from the newly acquired Wireless segment. Hospitality subscription revenues increased by approximately $921,000 due to an increase in the number of sites and the average billing rate per site. Advertising revenue increased by approximately $110,000 primarily due to a higher level of advertising revenue being recognized in the first quarter of 2002 compared to the first quarter of 2001. Installation revenue associated with installing new customer sites decreased approximately $224,000 as some of the deferred revenue associated with the installation has become fully amortized over the estimated three-year life of a customer.

     Buzztime revenues were $106,000 for the nine months ended September 30, 2002, compared to $102,000 for the nine months ended September 30, 2001.

OPERATING EXPENSES

     Direct operating costs increased by $758,000 or 12%, to $6,942,000 for the nine months ended September 30, 2002 from $6,184,000 for the nine months ended September 30, 2001. Direct operating costs included approximately $857,000 for goods sold from the newly acquired Wireless segment. Playmaker repairs increased by approximately $146,000 as the manufacturer warranties continue to expire on some of the Playmakers. Miscellaneous parts for the equipment increased approximately $40,000 for replacement of various equipment parts that need to be replaced as the digital equipment ages. Freight also increased by approximately $69,000 directly due to the increase in Playmaker and digital equipment repairs. Depreciation and amortization increased by approximately $80,000 for the capitalized purchases of broadcast equipment associated with the digital network. Communication charges decreased by approximately $256,000 due to a change in vendors in 2001. Hosting fees also decreased approximately $94,000 due to the consolidation of equipment at two separate locations to one location in 2001.

     Selling, general and administrative expenses increased by $362,000 or 3%, to $11,924,000 for the nine months ended September 30, 2002 from $11,562,000 for the nine months ended September 30, 2001. Selling, general and administrative expense included an increase in payroll and related expenses of approximately $495,000 as the head count increased, which includes the addition of the Wireless employees. Marketing expenses increased approximately $85,000 due to the attendance at additional trade shows in 2002 and additional advertising for the NTN Network division's "Hospitality 360" initiative, which incorporates the new Wireless products. Travel and entertainment increased approximately $50,000 related to Wireless and increased travel to support the Buzztime initiatives. Equipment lease expense increased by approximately $93,000 due to the buy-out of equipment under capitalized leases. Various other expenses increased due to general expenses associated with Wireless. Consulting expenses decreased by approximately $429,000 due to various projects reaching completion in the past year and the hiring of various consultants as employees.

     Depreciation and amortization expense decreased $97,000 or 8% to $1,195,000 for the nine months ended September 30, 2002 from $1,292,000 for the nine months ended September 30, 2001, due to certain assets becoming fully depreciated.

     Research and development expenses were not significant for the nine months ended September 30, 2002, compared to $96,000 for the nine months ended September 30, 2001. For the nine month period ended September 30, 2001, our research and development efforts focused primarily on the upgrade of the NTN Network and interactive television initiatives.

INTEREST EXPENSE AND OTHER INCOME

     Interest expense decreased 44% to $379,000 for the nine months ended September 30, 2002, compared to $679,000 for the nine months ended September 30, 2001, due to the expiration of various capitalized leases as well as to a lower average balance on our revolving line of credit in 2002 compared to 2001.

     Other income was not significant for the nine months ended September 30, 2002 compared to $161,000 for the nine months ended September 30, 2001 due to the elimination of the balance of a promissory note and accrued interest upon settlement of the debt.

MINORITY INTEREST AND TAXES

     Minority interest in loss of consolidated subsidiary was $155,000 for the nine months ended September 30, 2002 compared to $40,000 for the nine months ended September 30, 2001. We received the investment from Scientific-Atlanta, Inc. at the end June 2001, so there is no related allocation of Buzztime's losses for the first six months of 2001.

     The NTN Network expects to report taxable income for the year ended December 31, 2002. For federal income tax reporting purposes and in unitary states where the NTN Network may file on a combined basis, taxable losses incurred by Buzztime Entertainment should be sufficient to offset NTN Network's taxable income. In states where separate filing is required, NTN Network will likely incur a state tax liability. As a result, NTN Network recorded a state tax provision of $34,000 in the third quarter.

EBITDA

     Our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $7,000 to $733,000 for the three months ended September 30, 2002 from EBITDA of $740,000 for the three months ended September 30, 2001. EBITDA increased by $1,274,000 to $2,390,000 for the nine months ended September 30, 2002 from EBITDA of $1,116,000 for the nine months ended September 30, 2001.

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

     The following table reconciles our net loss per GAAP to EBITDA:

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30                 SEPTEMBER 30
                                      -------------------------    ---------------------------
                                         2002          2001            2002           2001
                                      -----------   -----------    ------------   ------------

EBITDA CALCULATION

Net loss per GAAP                     $ (689,000)   $ (732,000)    $(1,753,000)   $(3,259,000)

  Interest expense (net)                 125,000       211,000         373,000        625,000
  Depreciation and amortization        1,263,000     1,261,000       3,736,000      3,750,000
  Income taxes                        -----------   -----------    ------------   -----------
                                          34,000            --          34,000             --
                                      -----------   -----------    ------------   ------------
EBITDA                                $  733,000    $  740,000     $ 2,390,000    $ 1,116,000
                                      ===========   ===========    ============   ============



On a segment basis, our two segments generated EBITDA levels as presented below:

                                       THREE MONTHS ENDED SEPTEMBER 30, 2002        NINE MONTHS ENDED SEPTEMBER 30, 2002
EBITDA CALCULATION:                     NETWORK       BUZZTIME        TOTAL         NETWORK       BUZZTIME        TOTAL
                                      ------------  ------------   ------------   ------------  -------------  -------------

Net income (loss)                     $   222,000   $  (911,000)   $  (689,000)   $   682,000   $ (2,435,000)  $ (1,753,000)

   Interest expense (net)                 125,000            --        125,000        373,000             --        373,000
   Depreciation and amortization        1,073,000       190,000      1,263,000      3,191,000        545,000      3,736,000
   Income taxes                            34,000            --         34,000         34,000             --         34,000
                                      ------------  ------------   ------------   ------------  -------------  -------------
EBITDA                                $ 1,454,000   $  (721,000)   $   733,000    $ 4,280,000   $ (1,890,000)  $  2,390,000
                                      ============  ============   ============   ============  =============  =============


                                        THREE MONTHS ENDED SEPTEMBER 30, 2001       NINE MONTHS ENDED SEPTEMBER 30, 2001
EBITDA CALCULATION:                     NETWORK       BUZZTIME        TOTAL         NETWORK       BUZZTIME        TOTAL
                                      ------------  ------------   ------------   ------------  -------------  -------------

Net loss                              $   (99,000)  $  (633,000)   $  (732,000)   $  (722,000)  $ (2,537,000)  $ (3,259,000)

   Interest expense (net)                 216,000        (5,000)       211,000        606,000         19,000        625,000
   Depreciation and amortization        1,071,000       190,000      1,261,000      3,182,000        568,000      3,750,000
   Income taxes                                --            --             --             --             --             --
                                      ------------  ------------   ------------   ------------  -------------  -------------
EBITDA                                $ 1,188,000   $  (448,000)   $   740,000    $ 3,066,000   $ (1,950,000)  $  1,116,000
                                      ============  ============   ============   ============  =============  =============


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, we had cash and cash equivalents of $667,000 and a working capital deficit (current liabilities in excess of current assets) of $1,700,000, compared to cash and cash equivalents of $1,296,000 and working capital of $40,000 at December 31, 2001. The primary reason for the working capital deficit was the reclassification of the revolving line of credit from a long-term liability to a short-term liability as the line of credit matures on June 30, 2003. Net cash provided by operations was $1,102,000 for the nine months ended September 30, 2002 and $542,000 for the nine months ended September 30, 2001. Depreciation, amortization and other non-cash charges offset the net loss in each period.

     Net cash used in investing activities was $1,129,000 for the nine months ended September 30, 2002 compared with $867,000 for the nine months ended September 30, 2001. Included in net cash used in investing activities for the nine months ended September 30, 2002 was $895,000 in capital expenditures, $163,000 in capital software expenditures and $102,000 of professional fees related to the recent acquisitions, which were partially offset by $31,000 for deposits on broadcast equipment received.

     Net cash used in financing activities was $602,000 for the nine months ended September 30, 2002 compared to $200,000 for the nine months ended September 30, 2001. The cash used in financing activities for the nine months ended September 30, 2002 included $583,000 of net principal payments on the revolving line of credit and $152,000 of principal payments on capital leases offset by $133,000 of proceeds from the issuance of stock options.

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

     The line of credit provides for borrowings not to exceed the lesser of a designated maximum amount or three times trailing monthly collections or three times annualized trailing adjusted EBITDA. As of September 30, 2002, the maximum amount outstanding under the line of credit was $2,500,000. Further reductions in the maximum amount of $250,000 each will occur on January 31, 2003, and on March 31, 2003. As of September 30, 2002, we had $532,000 available under the revolving line of credit. Our availability under the revolving line of credit may be further reduced if our monthly collections or operating income falls below certain levels.

     Our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business. For the first nine months of 2002, we generated free cash flow (defined as EBITDA less cash interest expense, cash used in investing activities and cash used in financing activities) of $430,000, which has covered our business requirements over that period. We believe that we should continue to be cash positive from operating activities in the fourth quarter of 2002.

     Our operational requirements for additional financing through mid-2003 will depend upon the growth of our two business segments. In a low growth scenario (for example, annual net site growth of 100 to 150 sites in the NTN Network and a number of commercial trials of the Buzztime initiative), utilization of our existing line of credit, which matures on June 30, 2003, may be sufficient to cover our financing requirements. If we face more rapid growth in either or both segments, then we will require additional financing over the next 12 months. If we are unsuccessful in obtaining financing in addition to the extension or replacement of our line of credit facility, some initiatives relating to those higher growth opportunities may have to be curtailed or deferred.

     We have entered into discussions with our current lender regarding an extension of the line of credit. In addition to discussing a potential extension with our current lender, we may also seek a replacement lender. However, we may not be able to obtain additional or replacement (in the case of our credit line) financing on terms favorable to us or at all.

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

     Based upon current sales targets of achieving commercial deployment of the BUZZTIME Channel with several major cable system operators over the next several quarters, we anticipate that Buzztime will require an additional $1,000,000 in financing per quarter commencing with the second quarter of 2003. The timing of this capital requirement is largely dependent on the timing of the commercial deployment. The sooner we achieve commercial deployment, the sooner this capital requirement would arise. If additional financing is not obtained, our accelerated growth plans may have to be deferred. If cash generated by the NTN Network is insufficient to cover Buzztime's expenses and if additional financing for Buzztime is not obtained and we cannot reduce cash expenditures at Buzztime to a sufficient level, we may not be able to sustain the operations of Buzztime beyond March 2003.

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

     One such equity-like instrument is in Scientific-Atlanta's (S-A) investment in Buzztime preferred shares. S-A has an option to exchange the S-A shares of Buzztime's preferred stock into shares of NTN common stock.

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

     To date, we have not raised additional equity. We remain in discussions with several strategic investors as well as financial investors that we have contacted through an investment-banking firm. From our informal discussions with the AMEX Listings Qualifications Department we believe that if we have failed to achieve compliance with the new $ 6 million net worth standard within approximately one month of filing this document, we will likely enter into a process of letters and hearings regarding our continued listing. We believe that process will take several months. We continue to believe that we will be able to raise the additional equity capital needed to comply with our plan with AMEX during the extended time period afforded by the AMEX hearing process. This time period is expected to extend beyond February 1, 2003, at which time we expect to exercise our right to convert our $2 million convertible note into equity at a price of $1.275 per share, raising our net worth by $2 million. However, there can be no assurance that we will be able to obtain additional equity financing on terms favorable to us or at all.

     During the third quarter PanAmSat successfully repositioned a new satellite, PanAmSat GIIIR, that took the place of our previous satellite PanAmSat GIIIC. As we previously disclosed, the GIIIC had been operating with only one of two transponders functioning for a number of months. That transition was accomplished seamlessly.

     The NTN Network has transmitted its data through the FM2 satellite platform for more than ten years. That arrangement is scheduled to end in February 2005. We are currently negotiating with the reseller through which we purchase our satellite capacity to convert the NTN Network to a much higher speed, two-way VSAT satellite technology over the two-year period ending February 2005.This anticipated conversion to a two-way satellite technology will be a significant use of capital resources. We believe that the conversion of our customer locations may require incremental capital expenditures of $3 to $4.5 million and increased cash operating expenses (including estimated installation costs) of $2 to $2.5 million over the two-year conversion period. We believe that the cost of installing and operating the two-way satellite network will be offset both through expense reductions and by revenue enhancements following the two-year conversion period. During the two-year conversion period, we believe that this conversion will have a moderately adverse impact on our earnings in addition to the use of capital involved. In the longer term, we believe that this conversion will increase our earnings potential.

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

     In July 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The Company is unable to determine the impact on its financial position or results of operations from the adoption of this statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of September 30, 2002, we owned common stock of an Australian company that is subject to market risk. At September 30, 2002, the carrying value of this investment was $198,000, which is net of a $619,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At September 30, 2002, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $20,000 in the carrying value of the investment.

     We have outstanding convertible notes, which bear interest at 8% per annum and line of credit borrowings, which bear interest at a rate equal to the higher of the prime rate plus 1.5% per annum, or 9% per annum. At September 30, 2002, a hypothetical one-percentage point increase in the prime rate would result in an increase of $20,000 in annual interest expense for line of credit borrowings.


ITEM 4. CONTROLS AND PROCEDURES

     In the 90-day period before the filing of this report, our chief executive officer and chief financial officer (collectively, the "Certifying Officers") have evaluated the effectiveness of our disclosure controls and procedures. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported, within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis.

     The Certifying  Officers  concluded,  based on their  evaluation,  that our
disclosure   controls  and  procedures  are  effective  for  NTN,   taking  into
consideration the size and nature of our business and operations.

     No significant changes in the Company's internal controls or in other factors were detected that could significantly affect our internal controls subsequent to the date when the internal controls were evaluated.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

INTERACTIVE NETWORK

     We have been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive
Network, Inc. We reached a resolution with Interactive Network of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between the parties. There remain two lawsuits involving us, our unaffiliated Canadian licensee and Interactive Network, which were filed in Canada in 1992. The litigation involves licensing and patent infringement issues. These actions affect only the operations of our Canadian licensee and do not extend to our operations in the United States or elsewhere. In October 2002, we filed a motion with the Federal Court of Canada, Trial Division, seeking an Order that Interactive Network post an additional Canadian $289,976 (equal to approximately U.S. $196,427) as security for costs based upon our estimate of costs that we may incur in preparing for and conducting trial of the matter. A hearing on the motion is scheduled for November 18, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On July 2, 2002, we issued approximately 40,000 shares of common stock, to the holders of the outstanding 8% senior convertible notes, in a private transaction in payment of interest of approximately $40,000 on such notes.

     On July 18, 2002, we issued approximately 12,000 shares of treasury stock in lieu of a cash payment of approximately $13,000 for board of directors' compensation.

     On September 25, 2002, we entered into a three-year agreement with Allen & Company LLC establishing Allen & Co. as our financial advisor to advise us with respect to acquisitions, joint ventures, strategic alliances, financing alternatives and other growth strategies. In connection with the agreement, we issued warrants to purchase up to 600,000 shares of common stock to Allen & Co. for services to be provided over a three-year period. The warrants are priced at $1.00 per share and shall vest and become exercisable as to: i) 200,000 shares in increments of 1/12 at the end of each three month period immediately subsequent to September 25, 2002; and ii) 400,000 shares upon consummation of one or more private placements resulting in at least $4 million in gross proceeds to us. The warrants shall expire on September 25, 2009.

     Each offering and transaction was made without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

          4.1 NTN Communications, Inc. Warrant Certificate, issued September 25, 2002, to Allen & Company LLC.

     (b) Reports on Form 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        NTN COMMUNICATIONS, INC.

Date: November 14, 2002                 By: /S/ JAMES FRAKES
                                           -----------------------------------
                                           James Frakes
                                           Authorized Signatory and Chief
                                           Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                   AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

I, Stanley B. Kinsey, Chief Executive Officer of NTN Communications, Inc. (the Company) certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       o  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Dated: November 14, 2002                         /s/ STANLEY B.  KINSEY
                                                      Stanley B.  Kinsey,
                                     Chairman and Chief Executive Officer
                                                 NTN Communications, Inc.

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                   AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

I, James B. Frakes, Chief Financial Officer of NTN Communications, Inc. (the Company) certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   o designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   o presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Dated: November 14, 2002                           /s/ JAMES B. FRAKES
                                                         James B. Frakes,
                                                  Chief Financial Officer
                                                 NTN Communications, Inc.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
--------        ---------------------------------------------------------

  4.1 NTN Communications, Inc. Warrant Certificate, issued September 25, 2002, to Allen & Company LLC.


----------

(1) Filed herewith.