Form 10-K
period 2002-12-31
NTN COMMUNICATIONS INC
filed 2003-03-31
CIK 748592

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K

                              ---------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                     WHICH REGISTERED
          -----------------------------         ----------------------------
          Common Stock, $.005 par value            American Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-12). Yes [ ] No [X]

     The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 28, 2002, computed by reference to the closing sale price of the common stock on the American Stock Exchange on June 28, 2002, was approximately $33,429,060. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 28, 2003, Registrant had 43,040,139 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                TABLE OF CONTENTS

 ITEM                                                             PAGE
------                                                            ----
                                PART I

  1.     Business.............................................      1
  2.     Properties...........................................     14
  3.     Legal Proceedings....................................     15
  4.     Submission of Matters to a Vote of Security Holders..     16

                                PART II

  5.     Market for Registrant's Common Equity and Related
         Stockholder Matters..................................     16
  6.     Selected Financial Data..............................     16
  7.     Management's Discussion and Analysis of Financial
         Condition and Results of Operation...................     17
 7A.     Quantitative and Qualitative Disclosures About
         Market Risk..........................................     34
  8.     Consolidated Financial Statements and Supplementary
         Data.................................................     34
  9.     Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................     34

                                PART III

 10.     Directors and Executive Officers of the Registrant...     35
 11.     Executive Compensation...............................     37
 12.     Security Ownership of Certain Beneficial Owners and
         Management...........................................     39
 13.     Certain Relationships and Related Transactions.......     41
 14.     Controls and Procedures..............................     41

                                PART IV

 15.     Exhibits, Consolidated Financial Statement Schedule,
         and Reports on Form 8-K..............................     42
         Index  to Consolidated Financial Statements and
         Schedule.............................................    F-1

     THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS REFLECT FUTURE EVENTS, RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES, INCLUDING STATEMENTS RELATED TO OUR STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND FINANCIAL POSITION OF NTN COMMUNICATIONS, INC. AND ITS SUBSIDIARIES. FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND OUR CURRENT EXPECTATIONS, ESTIMATES, FORECASTS, AND PROJECTIONS ABOUT THE INDUSTRIES IN WHICH WE OPERATE AND THE BELIEFS AND ASSUMPTIONS OF MANAGEMENT. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "COULD," "TARGETS," "PROJECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "MAY," "WILL," "WOULD," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT MAY BE DIFFICULT TO PREDICT. ACTUAL RESULTS MAY DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS REPORT UNDER THE SECTION ENTITLED "RISK FACTORS," AND IN OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT FOR ANY REASON.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     NTN Communications, Inc., based in Carlsbad, California, develops and distributes interactive entertainment and a suite of products to manage the customer experience. We own and operate the largest "out-of-home" interactive consumer marketing television network in North America.

     We operate our businesses principally through two operating segments: the NTN Network(R) division and our Buzztime Entertainment, Inc. (TM) subsidiary ("Buzztime"). The NTN Network division provides entertainment services and on-site communications products to the hospitality industry. The entertainment services represent a wide variety of popular interactive games, advertisements and informational programming delivered daily to consumers in 3,171 restaurants, sports bars and taverns throughout the United States, as well hotels, cruise ships and active adult communities. The division's on-site communications products--primarily guest and server paging products--are distributed to another 2,800 locations in the United States. Buzztime operates our live broadcast studio, produces our trivia and live sports "play-along" content to both the NTN Network and new consumer interactive platforms, and is developing the Buzztime(R) interactive television channel.

     Unless otherwise indicated, references herein to "NTN," "we," "us" and "our" include NTN Communications, Inc. and its consolidated subsidiaries.

INDUSTRY SEGMENTS

     Financial information for each of our business segments for each of the last three fiscal years is contained in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K.

BUSINESS STRATEGY

     Our objective is to leverage our unique interactive entertainment as a means of growing our business units--first, as a leading provider of interactive communications and entertainment offerings to the hospitality industry through the NTN Network division. Second, as a leading developer and distributor of interactive entertainment for the in-home market through interactive television and wireless devices via Buzztime. To accomplish our objectives we are pursuing strategies to:

     o Increase the number of hospitality locations serviced by the NTN Network and our wholly owned subsidiary NTN Wireless Communications, Inc. ("NTN Wireless"). We intend to accomplish this increase by expanding our product offerings to include more value-added services, adding personnel to our sales force and providing new and updated content on a regular basis.

     o Develop and distribute the Buzztime trivia channel to cable and satellite operators with the intent to become the first content provider to deploy an interactive television entertainment channel. We have adapted or are planning to adapt our interactive trivia game show content and technology to the leading interactive television platforms, to gain market share by partnering with major industry manufacturers and distributors, and to utilize our broadcast interactive television studio as a development and production facility to develop and deepen relationships with media-related companies. We also plan to continue to support our efforts in early-stage wireless entertainment through partnerships with leading wireless distributors and carriers.

     o Increase revenues through current and new revenue sources. The NTN Network receives service revenue from subscribing out-of-home locations as well as third-party advertising revenue and production services and royalty revenue from our Canadian licensee. We expect to continue generating revenue through these sources and, by growing our customer base, we also expect to see revenue growth in service and advertising revenue. Similarly, as Buzztime gains distribution with cable television operators, we expect to increase revenue through three sources: license fees paid by local cable television operators; fees paid by interactive television home subscribers for premium services or pay-per-play transactions; and advertising revenue. Both business units may also explore market opportunities to acquire complimentary businesses to increase revenues and earnings. An example of a recent acquisition is NTN Wireless which generated approximately $2.4 million in revenues in 2002 through sales of restaurant pagers since April 2002. NTN Wireless is part of our NTN Network business segment.

     We have incurred consolidated net losses in the last five years and expect to incur consolidated losses through at least the end of 2003. Recent losses have been primarily as a result of significant expenditures related to Buzztime for which no significant revenues have yet been generated.

THE NTN NETWORK

GENERAL

     The NTN Network division ("the Division") is one of our two primary business units. We provide consumer-oriented interactive communications and entertainment products to the out-of-home hospitality industry including restaurants, sports bars, taverns, cruise ships, hotels and active adult communities who are looking for a competitive point-of-difference to attract and retain customers.

     We have maintained a unique and preemptive position in the hospitality industry for over 18 years as a platform for providing interactive trivia and play-along sports programming. We believe that strong growth opportunities exist by continuing to leverage our preeminent entertainment product and our installed base of 3,171 United States venues to include other interactive communications and entertainment services that effectively increase both breadth and depth of their business in this segment.

     We have adopted the mission to become the leader in providing distributed network systems comprised of INTERACTIVE Communication and ENTERTAINMENT (ICE) services to the out-of-home market. As such, the division is evolving from one that provides a single product--interactive entertainment located primarily in the bar area--to a full-service provider of "front of the house" products and services across the establishment. These products and services include wireless commercial communication services, additional entertainment services and devices, interactive training and an expanded set of member services--including emerging stored value gift and loyalty card programs. Providing this expanded array of products will allow us to offer additional value to and grow revenues in our primary markets, as well as to expand the market to include hospitality venues such as fine dining, QSR (Quick Serve Restaurants, e.g. fast food) and family dining formats that are beyond our traditional customer base of casual dining, sports bars and taverns.

The division's operations can be divided into five general areas:

     NTN NETWORK

     Ninety percent of our current revenues come from our operation of the NTN Network (the "Network" or the "NTN Network"), the only out-of-home interactive television network in the world. We receive service fees from hospitality venues that receive our broadcast of the Network's interactive trivia quiz show and play-along sports programming. We broadcast through our Network engaging, interactive game content to the hospitality locations where patrons use our wireless interactive game devices to interact with content displayed on
television   screens.   The  Network  enables   multi-player   participation  in
hospitality locations throughout North America as part of local, regional, national or international competitions supported with valuable prizing and recognition. The locations pay us an average of $527 per month to receive our game broadcast in conjunction with the use of our equipment, and their consumers play the games free of charge. Objective data has demonstrated that this combination of entertainment and recognition creates a sense of community among players, which prompts them to visit the venues more frequently, stay longer, spend more and refer others to Network locations.

     NTN WIRELESS COMMUNICATIONS

     NTN Wireless earns revenue from the sale of wireless paging products to restaurants and other hospitality locations. These products are given to customers to let them know when their table is ready as well as to restaurant staff to alert them to certain issues, such as when hot food is ready to be served.

     NTN MEMBER SERVICES

     NTN Member Services receives revenue from stored value gift and loyalty card programs. Loyalty card programs are becoming increasingly popular among restaurants and other hospitality establishments as they provide incentives for customers to return more frequently.

     ADVERTISING SALES

     We provide advertising and marketing communications services to companies seeking to reach the over 6 million unique out-of-home consumers each month that visit the Network's over 3,100 domestic installations. Via an average of four dedicated television screens per location, we provide advertisers with a targeted, cost-effective way to communicate their brand message, obtain consumer feedback and stimulate product trial.

     INTERNATIONAL LICENSING

     We receive licensing royalty revenue from NTN Interactive Network, a division of Chell Group Corporation, our Canadian licensee, which maintained approximately 500 sites as of December 2002. We broadcast interactive programming directly to the Canadian sites. NTN Interactive Network is responsible for all selling, marketing, promotional and technical service costs and activities. We intend to begin licensing our products to other international markets.

     We also have granted an exclusive license to eBet Limited, an Australian company, to distribute our games in commercial establishments and other public places throughout Australia and New Zealand via eBet Limited's own licensed network. Our Australian licensee currently broadcasts to approximately 20 hospitality locations.

PRINCIPAL PRODUCTS AND SERVICES

THE NTN NETWORK

THE PRODUCT

     The Network broadcasts a wide variety of entertaining and popular interactive play-along sports and trivia games to consumers in 3,171 United States venues. Patrons play an estimated 17 million games per month, using our wireless hand-held game devices, called Playmakers, that allow them to compete locally and nationally with real-time scoring. There are approximately 50,000 Playmakers deployed across the Network. Also, many additional players participate with the primary player as they watch the game--research indicates that on average, 3.4 additional patrons view the game for every Playmaker in use. No other company has created such broad hospitality industry relationships or captured such a large and diverse out-of-home audience. The strong demand for our Network is supported by third-party research indicating players stay longer, spend more, return more frequently and refer others to an NTN Network establishment (source: Actionable Marketing Research, May 2000).

     We target national and regional hospitality chains as well as local independent venues that are looking for a competitive point-of-difference to attract and retain customers. Through the broadcast of engaging interactive content, the Network enables single- and multi-player participation as part of local, regional, national or international competitions supported with prizing and recognition. This combination of entertainment and recognition creates community among players who visit the venues more frequently, stay longer, spend more and refer others (source: Actionable Marketing Research, May 2000).

     Unlike coin-operated games, live entertainment and themed events which are either single-player based, expensive and/or require effort to coordinate and conduct, the Network offers a turnkey solution of unique multi-player, multi-venue entertainment requiring virtually no employee involvement at a fraction of the comparable cost.

     Our customers include leading companies in the casual-dining restaurant segment such as TGIFriday's, Bennigan's Irish Grill, Applebee's, Damon's Grill and Buffalo Wild Wings, as well as over 2,700 domestic independent locations.

     The Network is also the only interactive television network providing advertising and other marketing communications services to companies seeking to reach the over 6 million unique out-of-home consumers each month in 3,171 NTN domestic installations, who are looking for a targeted, cost-effective way to communicate their brand message, obtain consumer feedback and stimulate product trial.

     Unlike current out-of-home advertising vehicles which are either static or lack multiple consumer exposure, we provide, as part of the trivia quiz show and play-along sports broadcasts, an end-to-end marketing communications solution comprised of full-motion video commercials, promotional messages, Advergaming contextual opportunities and real-time interactive research capabilities at costs well below current media and research alternatives.

     Historically, our advertising clients have come primarily from the beer, wine and spirits industries, reflecting the natural appeal of the Network as a place-based advertising medium. However, beginning in 2001, we began to take steps to broaden the client base beyond traditional alcoholic beverage companies by securing the Dodge Division of Daimler-Chrysler to support the launch of the new Ram Truck, as well as University Games, one of the top five board games companies, to support the introduction of one of their more popular board games.

     We also receive licensing royalty revenue from NTN Interactive Network Inc., our Canadian licensee, which maintained 504 sites as of December 31, 2002. We broadcast interactive programming directly to the Canadian sites. NTN Interactive Network is responsible for all selling, marketing, promotional and technical service costs and activities.

VALUE PROPOSITION

     The Network has established itself as a cost-effective means of generating traffic, loyalty and return on investment based on the ability to positively impact venue revenue because players stay longer (39% compared to non-players); spend more (47% more than non-players); return more often (72% more than non-players); and demonstrate positive word-of-mouth (90% have or will recommend an NTN subscriber venue to a friend) (source: Actionable Marketing Research, May
2000).

     By distributing turnkey promotional and marketing support to the venues, we provide a competitive advantage to subscriber venues, as well as a cost-effective entertainment option when compared to traditional alternatives--live entertainment, karaoke and food and drink discounts.

     We provide eight 15-second advertising units per hour to the venue, these units may become a revenue and profit center to the venue by cross-promoting internal programs and services, or re-selling to local area merchants to offset network subscription costs and/or generate profit.

     Our proprietary interactive polling service, OMNIPoll(TM), may be used in conjunction with network programming and our wireless Playmaker units to regularly deliver custom player feedback on food, service and promotions, allowing the venue to gauge customer satisfaction levels and make adjustments if necessary.

     NTN Network subscribers pay us an average of $527 per month to use our interactive technology, and to receive our game broadcast. We also charge an additional subscription fee of $750 per year for our popular QB1 Predict-The-Play football game played in conjunction with live, televised professional and college football games. NTN Network venues enter into one- and two-year broadcast agreements, with the average life of an NTN Network site/venue being 39 months.

TECHNOLOGY

     We first operated a DOS-based out-of-home interactive Network in 1982. Beginning in 1999, we invested $9 million in hardware and installation upgrades to migrate the Network from a DOS-based platform to a Windows platform, called Digital Interactive Television Network (DITV). DITV has eliminated many of the Network's previous technology roadblocks. It uses the latest Windows-based development tools and multimedia capabilities, resulting in better performance and reliability; enhanced, high-resolution graphics; and full-motion video. This makes the broadcast more appealing to advertisers as ads appear as TV commercials rather than static billboards--DITV technology will now allow advertisers to use existing video footage in their ads on the Network. We intend to discontinue the DOS-based Network in December 2004.

     Our DITV network requires a satellite dish and a PC server configured with a special communications card, which is necessary for satellite data reception. Each of our venue systems also has a base station for transmission and reception with our wireless Playmaker devices. Our introduction of DITV enhanced the viewing and gaming aspects of our system and upgraded the software platform to a better operating system, but did not increase the speed or bandwidth of transmission. The transmission system remains satellite based. Our conversion to DITV is virtually complete--as of December 31, 2002, approximately 98% of our 3,171 domestic locations utilize the DITV system.

END USER DEVICES

     DITV also uses a new 900 MHz wireless Playmaker versus the DOS system's 49 MHz Playmaker. Our new system does not require the "wiring" of the establishment; the Playmakers have no breakable exterior components, and can operate at power output levels that were restrained by the 49 MHz DOS system. As a result, interference and Playmaker failure has been significantly reduced.

     Our wireless hand-held  Playmaker device features a 900 MHz transceiver,  a
monochrome  LCD  display  and  sealed  keypad.   Our  Playmakers  are  a  rugged
combination of hardware and firmware optimized for hospitality environments.

     We believe that the new DITV system is sufficient to carry us well into the future from a performance and technical requirements standpoint.

CONTENT SERVICES

     The NTN Network licenses game content (both trivia and play-along sports) from Buzztime. Buzztime creates the game content that we broadcast to NTN Network hospitality locations. Each hospitality location is individually addressable, allowing us to send specific content to selected sites. Hospitality locations throughout the United States receive our content, in the form of broadcast programming, 15 hours each day, 365 days each year.

GAME CONTENT & PROMOTION

     Our primary product is the broadcast of a variety of sports and interactive trivia games that entertain and challenge a player's skill and knowledge while creating significant customer loyalty.

     A core component of our content is QB1, a live, play-along football game in which players predict the outcome of each play broadcast within professional and collegiate football games. We have held a license with the NFL for 18 years in conjunction with QB1.

    We offer a suite of Playmaker only games. This suite of games is independent of the NTN Network and may be played directly on our wireless Playmakers. Players access the games by logging onto a Playmaker and following the instructions on the Playmaker screen.

Playmaker Games

 Acey Duecey..........  Two cards are dealt face up.  Players bet that the third card will fall  between the previous two
 Crystal Ball.........  Ask the Crystal Ball a question and receive your answer
 Playmaker Poker......  Compete against the house in a game of jacks-or-better poker
 Shark Attack.........  Just like hangman, but with an oceanic twist

     We provide premium trivia competitions during evening hours when the venues, particularly restaurants and taverns, tend to be busiest. During these programs, each venue system simultaneously displays selected trivia questions on television monitors. Participants use Playmakers to enter their answers. Answers are collected, transmitted and tabulated. We display the score of each participant on the television monitors in our customer venues, along with national, regional and local rankings, as applicable. Players compete for prizes and merchandise in their local venues, as well as on a regional and national scale. In addition to game interaction, other consumer features available on the Playmaker include real-time sports scores transmitted directly to the units and player chat.

COMPETITION

     Currently, we have no direct competitors to the Network that furnish live, multi-player interactive entertainment in a similar scope and nature. While we have no direct competitors, we do compete for total entertainment dollars in the marketplace. Other forms of entertainment provided in public venues include music-based systems, live entertainment, cable and pay-per-view programming, coin-operated single-player games/amusements and traffic-building promotions like happy hour specials and buffets. However, none of the alternatives provide the combination of proven, live sports and trivia entertainment broadcast 15 hours per day, 365 days per year, and most require some involvement with the venue staff to be successful, which conflicts with the primary responsibility of the staff.

NTN WIRELESS COMMUNICATIONS

THE PRODUCT

     To expand presence in the hospitality industry, we recently completed the acquisitions of the assets of each of ZOOM Communications and Hysen Technologies, manufacturers and sellers of on-site wireless paging products. On-site paging systems consist of guest paging systems designed to improve the wait time for hospitality guests and server paging systems designed to alert servers when prepared food is ready to be served. Our guest paging system, GUESTCALL(TM), is comprised of a tabletop transmitter and between 30-70 individual pagers that are distributed to guests upon arrival. The server paging system, ServerCall(TM), is made up of transmitter located in the kitchen area, and between 12-36 individual pagers for the wait staff. Both systems may vibrate, flash or both to indicate either the table or food are ready.

VALUE PROPOSITION

     On-site paging systems are designed to improve table turnover and throughput for a venue's operations. The sooner a guest is seated, and the quicker prepared food is served, the faster a table can be effectively "turned" without negatively impacting the customer experience. If a typical restaurant can add just three parties of four during each waiting shift (defined as Thursday, Friday and Saturday nights), with a $17.00 average per person check, the annual incremental gross revenue to the venue over a three-year period would be $121,000.

TECHNOLOGY

     Onsite paging systems consist of a small tabletop transmitter or PC-based software and transmitter communicating with a group of pager units in either vibration flashing LED, or alpha-numeric combinations. These systems are defined as "closed systems," meaning they work within a limited area for a specific purpose. The transmitter and pagers are set to the same frequency, which typically carries a range of between one-quarter and one-half mile. Most early paging systems operated used either a 27 or 45 MHz (AM) frequency, which demonstrated limited range and reliability. Recently, paging companies adopted a newer standard, POGSAG, which operates a UHF frequency range of between 450-470 MHz. This higher frequency allows for wider range of transmission, as well as the ability to provide signal transmission in venue environments characterized by multi-floors and other construction obstacles like concrete walls.

COMPETITION

     We are not aware of any audited industry figures for the hospitality paging segment. Within the industry, it is estimated that JTech, based in Boca Raton, Florida, holds approximately 82% of the hospitality paging market, JTech markets guest paging and server paging systems, and has recently expanded their product mix to include other operations-based products that integrate with a venue's POS system for check management/paging and electronic guest survey cards. Long Range Systems of Dallas, Texas, also markets products similar to ours and those of Jtech, including guest and server paging products and electronic guest survey card systems.

NTN MEMBER SERVICES

THE PRODUCT

     With the emergence of stored-value gift and loyalty cards, we see strong synergies in linking these products to both current and future member services programs. Current estimates indicate that stored-value gift cards will represent
2.5 billion transactions and 80% of the gift certificate market by 2005 (for a total of 850 million cards in circulation).

     We recently obtained a stored-value gift loyalty card product line as part of the ZOOM asset acquisition. We believe key opportunities exist on two fronts. First, by linking this program with our 1.1 million Player's Plus loyal player database to combine frequent purchases with game play to offer a unique, comprehensive player loyalty program. Recent research indicates that our Player's Plus members prefer discounts on food and beverage over other alternatives; combining a frequent diner program with a frequent player program as part of an expanded Player's Plus service enables us to market a meaningful loyalty program to our customer base. In addition, the cost of designing and implementing a loyalty program has been prohibitive to most small independent venues. By offering a combined gift and loyalty program to the approximately 2,400 independent NTN Network venues, we are in a position to provide a unique service to this constituent that would otherwise not have the financial wherewithal to develop on their own.

VALUE PROPOSITION

     Stored-value gift cards represent a significant benefit to hospitality venues. By allowing guests to purchase cards as gift certificates, or use them as part of a site/chain-specific loyalty program, venues can measure the success of these programs as well as use them for marketing purposes. A recent study indicated that most consumers consider the gift cards a discount to anticipated spending and on average, spend 40% more than the value. In addition, the cards represent a benefit to current paper gift certificates for tracking and accounting purposes as well as ensuring the total amount is spent at the venue rather than the current paper process of making change for short purchases.

     From a loyalty card standpoint, stored-value services provide strong guest retention to the venue. With food costs averaging 30%, a loyalty program providing food and beverage as incentives become a cost-effective program for venues.

TECHNOLOGY

     The third party technology to support this program is established, requiring either an integrated card reader installed via phone line, printer or integration into the venue's existing POS system. In the case of the former, costs and interface is established; the latter will require a software interface written for the specific POS system. Currently, we have an interface program written for common Micros systems, a leading POS provider, and will develop and bill for other systems on a project basis. The cards are standard stored-value magnetic strip cards produced in association with Datamark, our system provider.

COMPETITION

     The gift and loyalty card market can be broadly divided between turnkey service providers and banking industry providers. We fall under the first category providing customized solutions, which include program set-up, hardware, plastic cards, data management and reports.

     We may compete with such competitors as GiveX with offices in Toronto, Chicago, San Diego, and the Bahamas, claims alliances with over twenty point of sale (POS) companies across North America.

     POS companies also offer gift and loyalty card programs that interface directly into their own proprietary POS software. Digital Dining (Menusoft) and Aloha Technologies are two such companies. Digital Dining was first introduced to the United States (from Australia) in 1984 and boasts over 20,000 installations. Aloha Technologies, based in Dallas, Texas, offers gift and loyalty programs as additional modules that tie into their POS software

     We may also compete with banks as they also have the capability to provide gift and loyalty card services in conjunction with their credit card processing services.

     Our strategic point-of-difference lies in our ability to market the program over the Network in each venue, as well as incorporate the program into the current Players Plus frequent player program--both of which are unique to us.

SALES & DISTRIBUTION

     Currently we sell all products and services  through direct sales employees
located  in  major   metropolitan   markets,   with   independent   dealers  and
representatives in smaller metro markets and rural areas.

     The sales cycle varies by customer type, requiring as little as one week for independent customers and up to 18 months for national chain accounts. The goal of our marketing and promotion efforts is to generate qualified leads for a follow-up field presentation. During the presentation, our sales representative determines the prospect's need and features possible solutions through the benefits of each product or service presented, including an interactive demonstration, detailed return on investment calculations, local advertising opportunities made available through the Network and third party research results outlining player purchase behavior and success stories from existing NTN Network subscribers. Occasionally, demonstration units are provided to validate the system, with the intention to finalize the sale upon completion of the trial.

MARKETING AND PROMOTION

     We market our services to the industry primarily through advertising in national trade periodicals, national and regional trade shows, telemarketing, direct mail and direct contact through our field sales and marketing representatives. We organize and track all sales prospects through our distributed database software.

     We have  found  the most  effective  trade  periodicals  for our  marketing purposes to be Nation's Restaurant News, Nightclub & Bar and Military Hospitality. The key national and regional trade shows to us are the National Restaurant Association Show, Nightclub & Bar Expo, FS/Tech, WestEx, Northeast Foodservice, MMR and MUFSO. In addition, we participate in most of the national chain conference shows, including those for TGIFriday's, BWW, Applebee's, Houlihan's, Jillian's, Famous Sam's and Damon's. Our field representatives also participate in a substantial number of smaller regional shows.

     Another core element to our marketing is our Players Plus frequent player program. The NTN Network's Players Plus frequent player club, numbering over 1.1 million current membership records, offers advertisers an effective tool for market research and direct marketing. Players Plus members join by entering their name, address, zip code and identification number into a Playmaker, which is then captured at our broadcast center. Members earn points each time they play. Points earned by Players Plus members have no cash or redemption value. Sponsors are capable of receiving feedback through interaction with customers in the form of customer surveys on the NTN Network or via email.

     Our research indicates that players place a high value on recognition for achievement and game play prowess. Achieving higher point levels earns the Players Plus member a higher status within the NTN Network rankings. We broadcast the leading player names and rankings within their home location and provide network-wide national exposure as well, which supports higher player satisfaction levels and repeat game play. Finally, we use our installed base of over 12,000 television screens to cross-sell other site/venue services, including wireless paging systems and member services such as gift and loyalty card programs.

RAW MATERIALS

     With the exception of our Playmakers, each system installed at a hospitality location is assembled from off-the-shelf components available from a variety of sources. We are responsible for the installation and maintenance of each system. Our current Playmaker is a hand-held, 900-megahertz radio frequency device used to enter choices and selections by players and is manufactured by Climax Technology, Ltd., a non-affiliated manufacturer in Taiwan. Before conversion to the DITV network, we had previously experienced problems in the performance of our 49-megahertz Playmaker device. In an effort to address these equipment function problems, we developed and introduced the current 900-megahertz Playmaker. The device has proven more reliable than the previous Playmaker.

     Our NTN Wireless products are manufactured based on our specifications under contract through a third party manufacturing company located in Seoul, Korea. The contract expires in April 5, 2007. We believe the quality provided by this manufacturer is superior to that provided by manufacturers located on mainland China, and has become a competitive advantage.

     While sufficient alternative supply chain capabilities exist, we would face business interruption if we were to lose the existing manufacturer, and there are no assurances that we could recover lost business in a timely manner.

SEASONALITY

     Our business has some seasonal elements. While we bill revenue monthly as service is provided to customers, three factors increase our revenues in the second half of the year over the first half. First, sales to new locations have traditionally been higher in the summer and early fall months compared to the rest of the year. Second, existing customers pay an incremental amount for our QB1 Predict the Play football game and order additional Playmakers to meet their patrons' demands to play this game in late summer and early fall. Third, we typically gain additional advertising customers who want to participate in our football-oriented broadcasts.

     The hospitality industry has historically experienced a relatively high business failure rate. That factor combined with change in ownership and non-renewal of contracts leads us to lose a certain amount of our customers each year. We refer to this collective loss of customers as "churn." Our historical churn experience has also been seasonal in that the percentage of churn has been highest following the completion of the professional football season in February, although churn occurs in all months. During our operating history, approximately 18% to 30% of the existing NTN Network customers at the beginning of a year have churned by the end of that year. We believe the introduction of the new digital network and 900-megahertz Playmakers have reduced the churn rate. The churn rate was 19% for 2002 and 18% for 2001, which was the lowest in our history.

SIGNIFICANT CUSTOMERS

     Our customers are diverse and varied in size as well as location. We are not dependent on any one customer. We do not have any individual customer, including chain locations, who accounted for 10% or more of our consolidated revenues in 2002, 2001 or 2000.

BACKLOG

     We historically have not had a significant backlog at any time because we normally can deliver and install new systems at hospitality locations within the delivery schedule requested by customers (generally, within two to three weeks). Shipments of NTN Wireless products occur in most cases within 14 days of receipt of order.

BUZZTIME ENTERTAINMENT, INC.

GENERAL

     Buzztime, our wholly owned subsidiary, was incorporated in the state of Delaware in December 1999 with the objective of creating new revenue from distributing NTN's content library to several interactive consumer platforms, with a primary focus on interactive television. Buzztime specializes in real-time, mass-participation games and entertainment that are produced specifically for interactive television including the Buzztime interactive trivia channel for cable television and satellite television services. We manage one of the world's largest trivia game show library from our interactive television broadcast studio where we also produce our live, Predict the Play interactive television sports games and real-time viewer polls.

     We launched the Buzztime trivia channel in June 2002 in York, Pennsylvania on Susquehana Cable ("SusCom") system. We believe this was the first deployment of a real-time, two-way cable channel in the U.S. that operated on commercially deployed digital set-top boxes. In addition, Buzztime remains the primary content provider to the NTN Network and currently works with leading companies such as Scientific-Atlanta, Inc., The National Football League (NFL), Liberate Technologies, Microsoft Corporation's MSNTV and others to bring consumers real-time interactive entertainment.

PRINCIPAL PRODUCTS/SERVICES AND DISTRIBUTION

     There are three categories of Buzztime content: live, interactive trivia game shows which are broadcast on the hour, quarter hour or half hour; real-time predictive TV play-along sports games where viewers predict certain strategic events while viewing live sports television broadcasts; and live viewer polls which can be broadcast in conjunction with a live televised event.

Prime Time Games
----------------
Passport(TM).....................  Travel trivia
Playback(TM).....................  Music trivia
Showdown(R)......................  Advanced trivia challenge
SIX(TM)..........................  General trivia
Spotlight(TM)....................  Entertainment trivia
Sports IQ(TM)....................  Sports Trivia
Sports Trivia Challenge(R).......  Sports Trivia

Featured Games
--------------
Abused News(R)...................  Humorous trivia based on recent news
Battle of the Sexes(TM)..........  Gender based Trivia; created under license from Imagination Entertainment Limited
BrainBuster(R)...................  Difficult level general trivia
Get Reel(TM).....................  Movie trivia
Glory Daze(TM)...................  60s and 70s trivia
Jukebox(TM)......................  Music trivia
PasTimes(TM).....................  History trivia
Retroactive(TM)..................  TV trivia from 50s - 70s
SciFiles(TM).....................  Science Fiction trivia
Speed(TM)........................  Fast paced general trivia
Topix(TM)........................  Theme based trivia
Triviaoke(R).....................  Music trivia
Tuned In(TM).....................  Television trivia

Regularly-Scheduled Programming
-------------------------------
Appeteasers(TM)..................  15-minute general trivia
Countdown(R).....................  General trivia
Wipeout(TM)......................  General trivia

Selectable Games
----------------
Nightside(R).....................  Adult-oriented trivia

Predict-the-Play Games
QB1(R)...........................  Interactive strategy game played in conjunction with live telecasts of college
                                   and professionalfootball
NTN Race Day.....................  A predictive game combined with auto racing trivia played in conjunction with stock
                                   car races
Classics
--------
Bingo............................  Interactive version of the classic game

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

     Our letter of intent with SusCom provides the Buzztime trivia channel for their cable systems. The letter of intent calls for SusCom to distribute the Buzztime channel to each of its digital subscribers and to pay us a monthly license fee per subscriber after a limited free trial period.

MARKETING

     Our current marketing efforts are concentrated on the cable television industry to build awareness and distribution. Once the Buzztime trivia channel has launched within cable and satellite systems, we will add consumer-marketing efforts. Our intent is to take advantage of Buzztime's early market advantage by securing trial agreements with as many large cable operators as possible. Once each trial has successfully concluded, we intend to negotiate carriage and licensing agreements with the cable operators. As distribution of the Buzztime trivia channel increases, we will offer to sell premium and pay-to-play services to the players and advertising and marketing opportunities to marketing companies. Our business model is supported by strong market demand for compelling content on emerging interactive television platforms and the proven success of our content on existing platforms such as the NTN Network.

     Key to revenue growth includes the integration of interactive television enabling technology in the cable systems, adoption of interactive television services in the home, penetration of Buzztime content into the cable operators and the ability to charge either the player/subscriber or the cable operator for receiving the Buzztime trivia channel. We expect to sell advertising under a standard cable television model once the content is exposed to a critical mass of interactive television viewers.

RAW MATERIALS

     For media platforms such as cable television, wireless platforms and online services, we distribute our programs to the recipients who maintain their own receiving, translation and re-broadcasting equipment. Accordingly, we currently have no raw materials or equipment needs for these customers beyond our own back-end servers. Although it is not certain, it is likely that Buzztime's application will require a single hardware server at each cable operator's head end system.

COMPETITION

     On a broad basis, the consumer has, and will continue to have, many options in the in-home entertainment market from which to choose. Our interactive television offering will compete for a share of total home entertainment time and dollars against broadcast television, pay-per-view and other content offered on cable and satellite television. We will also compete with other programming available to consumers through the Internet and online services such as America Online.

     Cable television, in its various forms, provides consumers the opportunity to make viewing selections from 30 to over 100 free and pay channels, thus limiting the amount of time devoted to any particular channel. To those consumers who enjoy watching game shows, the offerings are plentiful from the networks and the cable programmers. Shows like Jeopardy and Wheel of Fortune, and those offered 24 hours per day on cable interactive television such as Game Show Network, are expected to continue to draw audiences. For the most part, television is currently a passive medium, and does not offer the viewer the opportunity to participate in its programming, and even less frequently does it offer programming designed for interactive participation. Buzztime's offering will differ from most television game programs in two major ways: it will allow the home consumer to truly interact with the game shows via their remote control and it will allow the home player to receive a "score" and be ranked both locally and nationally, on screen for all players to see, in most games. We believe this is a compelling characteristic that will draw players to the Buzztime offering.

     In-home online/Internet game sites will also compete with Buzztime's interactive television channel. Dozens, if not hundreds, of these sites offer either trivia game play or similarly styled social, non-violent game play such as board or card games, games of chance, and strategy games. Internet and online providers, such as America Online, can provide literally thousands of options for content and entertainment. The number of Internet game sites competing for consumers' attention has proliferated in recent years, and we expect the competition to continue. We believe that our principal competitive factor is that by offering our games almost solely in the cable space on digital set-top boxes, Buzztime will attract and retain a large and broad player audience that is different from the Internet/online audiences. Being on television in consumer homes has long been considered the premium opportunity for game play, and we are becoming one of the first game companies to be able to deliver content in that medium. Because Internet and online services are either confined to a site's subscriber base or found by only a subset of the game audience, interaction among viewers is limited to the particular program as offered only on the specific online service.

     Finally, competition within the interactive television space comes from three or four existing game providers that are also seeking to provide games on digital set-top boxes, either as single play or networked games. These competitors include Two-way TV, PlayJam (owned by OpenTV), Visiware, Pixel Technologies and ZAQ. We believe we have several key advantages over these companies. First, most of these competitors can only offer stand-alone single player games on the set-tops that are currently deployed in North America. Second, those that do allow competition with others have limited trivia content or games in their offerings, and we believe trivia game shows will be one of the most popular games for interactive television. Finally, none, that we are aware of, has developed the level of a direct relationship with interactive television middle-ware technology companies and set-top box manufacturer that gives the product a technical endorsement.

LICENSING, TRADEMARKS, COPYRIGHTS AND PATENTS

     Our sports games make use of simultaneous telecasts of sporting events. Where we have a license with a sporting league, we are also permitted to utilize the trademarks and logos of the teams and the leagues in connection with the playing of an interactive game.

     We are party to a license agreement with the NFL. Our NFL agreement grants us data broadcast rights to conduct interactive games on the NTN Network in conjunction with the broadcast of NFL football games, for which we pay the NFL a flat royalty independent of revenues billed to subscribers by the NTN Network in connection with QB1 play. In November 2002, we renewed our license agreement with the NFL through August 6, 2005.

     We keep confidential as trade secrets the software used in the production of our programs. The hardware used in our operations is virtually off-the-shelf, except for the Playmakers. We own copyrights to all of our programs, formats and software. In addition to the registration of the trademark for QB1, we have either received, or have applied for, trademark protection for the names of our other proprietary programming, to the extent that trademark protection is available for them. Our intellectual property assets are important to our business and, accordingly, we maintain a program directed to the protection of our intellectual property assets.

     In June 2001, we entered into a contribution agreement with Buzztime, effective retroactively to January 1, 2001, whereby we contributed some of our assets to Buzztime. The assets we contributed to Buzztime included the interactive trivia game show libraries, the play along sports game libraries and related technology and intangible assets.

     Further, in June 2001, we entered into a licensing and marketing agreement with Buzztime, effective retroactively to January 1, 2001, whereby Buzztime granted the NTN Network an exclusive, royalty-free, perpetual license to the game libraries and related technology for distribution to the commercial market for group viewing audiences. Buzztime will continue to provide the NTN Network with new game content created by Buzztime during the ordinary course of business, as well as maintenance and upgrades to existing content and related technologies, through 2006. This obligation is subject to a termination right at the option of Buzztime, upon one year's prior notice to the NTN Network. In addition, Buzztime will continue to produce Predict the Play applications for the

NTN Network through 2008. Pursuant to the terms of the agreement, the NTN Network will promote Buzztime during broadcasts of Buzztime programming on the NTN Network as long as Buzztime continues to supply new game content for distribution by the NTN Network. Buzztime shall promote the NTN Network to the best of its ability in the consumer market, including interactive television and wireless devices.

GOVERNMENT CONTRACTS

     We provide our broadcast services through the NTN Network to a small number of government agencies, usually military base recreation units. However, the number of government customers is small compared to our overall customer base. We provide our products and services to government agencies under contracts with substantially the same terms and conditions as are in place with other non-government customers.

RESEARCH AND DEVELOPMENT

     During 2002, 2001 and 2000, we incurred approximately $12,000, $101,000, and $430,000, respectively, related to research and development projects, including projects performed by outside consultants. In 2002, our research and development efforts were related to digital network, wireless and interactive applications.

     In 2002 and 2001, we recognized only payments to outside providers as research and development expense and, as a result, any research and development work by our employees fell into general and administrative expenses. Over the past two years we have hired as full-time employees several of the consultants who previously conducted research and development activities for us, and have further added other employees to our information technology group. We believe that our information technology department, in fact, has increased our true overall level of development activity over the past year. We intend to continue aggressive development on new technology enhancements including the adoption and rollout of VSAT two-way broadband satellite technology, a more robust graphics engine for the entertainment network, enhanced and improved hand-held Playmaker devices and next generation wireless products. In future years, we will capture the level of in-house development activity in order to provide a more accurate representation of our research and development expenses.

     There is no assurance that we will successfully complete current or planned development projects or will do so within the prescribed time parameters and budgets. There can be no assurance, furthermore, that a market will develop for any product successfully developed.

ACQUISITIONS AND DIVESTITURES

     On April 5, 2002, through a newly formed subsidiary, NTN Wireless, we acquired the net assets of ZOOM Communications ("ZOOM"), a company in the restaurant wireless paging industry, from Brandmakers, Inc. We entered into separate 2-year employment contracts with each of ZOOM's two principals to join NTN Wireless as Vice President of Operations and Vice President of Sales. Based out of suburban Atlanta, Georgia, the office of NTN Wireless now serves as a regional office and distribution center for us.

     On May 17, 2002, we acquired the net assets of Hysen Technologies, Inc. ("Hysen"), another company in the hospitality paging industry. The assets acquired included Hysen's existing inventory and intellectual property, including Hysen's customer base. The assets of Hysen were combined into Wireless.

     Total consideration for the purchases was $422,000, which is comprised of $320,000 in common stock and $102,000 for transaction costs. In addition to the above consideration, we entered into, in connection with the ZOOM purchase, an earn-out arrangement with the two principals. The earn-out will be paid to each principal at 25% of the excess of which the adjusted gross profit exceeds $900,000 for the twelve month period after the acquisition. For the period ended December 31, 2002 the adjusted gross profit was approximately $780,000. This earn out amount will be added to the purchase price of the ZOOM transaction.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Of the $521,000 of acquired intangible assets, $231,000 was assigned to goodwill and is not subject to amortization. We assigned $140,000 to employment agreements and will amortize this amount over the estimated contractual life of 2 years. We assigned $150,000 to customer lists and will amortize this amount over the estimated useful life of 3 years. We paid off the line of credit of $72,000 in full immediately after the closing date of April 5, 2002.

                            ASSETS ACQUIRED AND LIABILITIES ASSUMED

                                               ZOOM            HYSEN           TOTAL
                                          COMMUNICATIONS    TECHNOLOGIES    ACQUISITIONS
                                         ---------------   -------------   -------------
Accounts receivable, net                 $       121,000   $          --   $     121,000
Inventory                                         48,000          41,000          89,000
Fixed assets                                      38,000              --          38,000
Goodwill                                         216,000          15,000         231,000
Intangibles assets                               280,000          10,000         290,000
                                         ---------------   -------------   -------------
Total assets acquired                            703,000          66,000         769,000
                                         ---------------   -------------   -------------


Accounts payable and accrued liabilities         244,000          31,000         275,000
Line of credit                                    72,000              --          72,000
                                         ---------------   -------------   -------------
Total liabilities assumed                        316,000          31,000         347,000
                                         ---------------   -------------   -------------
Net assets acquired                      $       387,000   $      35,000   $     422,000
                                         ===============   =============   =============


     Buzztime once again became our wholly owned subsidiary on January 16, 2003 when we issued 1,000,000 shares of restricted common stock, $.005 par value, to Scientific-Altanta, Inc. ("S-A") in exchange for the surrender by S-A of 636,943 shares of Buzztime Entertainment, Inc. Series A preferred stock pursuant to the Right of First Refusal and Exchange Agreement entered into by and among NTN, Buzztime and S-A as of June 8, 2001. Warrants were also issued to S-A to obtain an additional 159,236 shares of Buzztime's Series A Convertible Preferred Stock (the "S-A Warrants"). The S-A warrants vest in 10% increments as cable system operators sign on for the Buzztime game show channel. The exercise price of the S-A warrants is $1.57 per share.

GOVERNMENT REGULATIONS

     The cost of compliance with federal, state and local laws has not had a material effect upon our capital expenditures, earnings or competitive position to date. On June 16, 1998, we received approval from the Federal Communications Commission for our new 900 megahertz Playmakers. The 900-megahertz Playmaker is an integral component of our network.

EMPLOYEES

     As of March 8, 2003, we employ approximately 170 people on a full-time basis and 4 people on a part-time basis. We also utilize independent contractors for specific projects and hire up to as many as 36 seasonal employees as needed to produce our play along sports games during varying professional and collegiate sports seasons. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

ITEM 2. PROPERTIES

     We lease approximately 39,000 square feet of office and warehouse space at 5966 La Place Court, Carlsbad, California for our corporate headquarters and broadcast center. In July 2001, a new five-year lease for the property commenced upon expiration of the prior lease term that expired in June 2001. Until March 2003, we sublet approximately 11,600 square feet of this office space to WinResources Computing, Inc. under a sublease entered into in February 2001.

     We also lease approximately 1,253 square feet of additional office space located in San Francisco. This lease expires in April 2005. We sublease this space to a subtenant for approximately the same amount as our monthly rent. That sublease expires in April 2005. We also lease approximately 200 square feet of additional office space in Northern California. This lease expires in May 2003, with an option to renew for one additional year. We also lease approximately 6,480 square feet of additional office space in Atlanta, Georgia. This lease expires in September 2005. In addition, we lease additional office space in Mill Valley, California. This lease expires in May 2003.

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

INTERACTIVE NETWORK, INC.

     We have been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). We reached a resolution with IN of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between us. There remain two lawsuits involving us, our unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. The litigation involves licensing and patent infringement issues. These actions relate only to the broadcast of the NTN Network to subscribers of our Canadian licensee and do not extend to our network operations in the United States or elsewhere. In April 2002, Two Way TV (US), Inc., was created as a joint venture between IN and Two Way TV Limited. Two Way TV (US) was incorporated in Delaware on January 10, 2000 to develop and market IN's patent portfolio and Two Way TV Limited's content, technology and patents for digital interactive services. As a result of a merger with IN, Two Way TV
(US) now owns and controls all of IN's intellectual property. On February 6, 2003, IN deposited $100,000 Canadian currency with the Canadian Court in compliance with the Court's November 27, 2002 order, issued upon our motion seeking an order that IN post an additional sum as security for costs to be incurred by us in defense of the action. This sum is in addition to the $10,000 Canadian currency IN was ordered to post in November 1998 and the $30,000 Canadian currency IN was ordered to post on June 16, 2000. The action is at the trial stage; trial is expected to last 2 weeks. We intend to defend the action vigorously.

LONG RANGE SYSTEMS

     On March 21, 2003, Long Range Systems, Inc. ("LRS") filed in the United States District Court, Northern District of Texas, a patent infringement complaint against our NTN Wireless subsidiary. This complaint alleged trade dress and patent infringement and unfair competition. We were served with this complaint on March 27, 2003. This complaint relates to our repair and replacement activities of LRS pagers, which is not a significant percentage of our NTN Wireless business. At this early stage, we do not believe that this matter represents a significant level of exposure; however, we continue to review the complaint. We intend to defend this action vigorously.

STEVEN M. MIZEL, ET. AL

     On February 22, 2002, a shareholder class action and derivative complaint was filed in San Diego County Superior Court for the State of California by Steven M. Mizel on behalf of himself and all NTN shareholders naming Robert M. Bennett, Esther L. Rodriguez, Barry Bergsman, Stanley B. Kinsey, Gary H. Arlen, Vincent A. Carrino and James B. Frakes as defendants with NTN as nominal defendant. The Mizel action alleged breach of fiduciary duty by defendants in connection with NTN's rejection of a proposal by a corporation to purchase all of the outstanding shares of our common stock, as announced publicly on February 21, 2002. In June 2002, in ruling on a motion by NTN, the court found that Mizel's complaint failed to state a valid claim. The court gave Mizel an opportunity to replead his case, but he declined to do so. On July 11, 2002, the court formally dismissed the case and entered judgment in our favor.

ROBIN FERNHOFF, ET. AL

     On March 19, 2002, a shareholder class action and derivative complaint was filed in San Diego County Superior Court for the State of California by Robin Fernhoff on behalf of himself and all of our shareholders naming Robert M. Bennett, Esther L. Rodriguez, Barry Bergsman, Stanley B. Kinsey, Gary H. Arlen, Vincent A. Carrino, Robert B. Clasen, Michael K. Fleming and James B. Frakes as defendants with NTN as nominal defendant. The Fernhoff action alleged breach of fiduciary duty, abuse of control and gross mismanagement by defendants in connection with NTN's rejection of a proposal by a corporation to purchase all of the outstanding shares of our common stock, as announced publicly on February 21, 2002. In July 2002, in light of the ruling on Mizel, Fernhoff requested that the court dismiss his complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote by security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the American Stock Exchange ("AMEX") under the symbol "NTN." Set forth below are the high and low sales prices for the common stock as reported by the AMEX for the two most recent fiscal years:

                                          COMMON STOCK
                                       -------------------
                                         LOW      HIGH
                                       --------   --------
2001

First Quarter........................  $ 0.5000   $ 1.2000
Second Quarter.......................  $ 0.4500   $ 0.9300
Third Quarter........................  $ 0.6400   $ 0.9100
Fourth Quarter.......................  $ 0.5900   $ 0.9300


2002

First Quarter........................  $ 0.7700   $ 1.1100
Second Quarter.......................  $ 1.0400   $ 1.6600
Third Quarter........................  $ 0.8100   $ 1.1900
Fourth Quarter.......................  $ 0.7200   $ 1.2000

2003

First Quarter (through 3/24/03)......  $ 1.3800   $ 1.4900


     On March 24, 2003, the closing price for our common stock as reported on the AMEX was $1.43. As of March 24, 2003, there were approximately 1,302 holders of common stock.

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

     On October 1, 2002, we issued approximately 49,000 shares of common stock, to the holders of the outstanding 8% senior convertible notes, in a private transaction in payment of interest of approximately $40,000 on such notes. The issuance of the shares of common stock was exempt from registration under
Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere in this document. The selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 is derived from our audited financial statements.


                          STATEMENT OF OPERATIONS DATA

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                             2002       2001       2000       1999       1998
                                           ---------  ---------  ---------  ---------  ---------
Total revenue............................  $ 25,610   $ 22,559   $ 22,048   $ 23,748   $ 24,194
Total operating expenses.................    27,465     25,493     30,249     27,549     27,641
                                           ---------  ---------  ---------  ---------  ---------
Operating loss...........................    (1,855)    (2,934)    (8,201)    (3,801)    (3,447)
Other income (expense), net..............      (505)      (807)      (940)     1,303      1,654
                                           ---------  ---------  ---------  ---------  ---------
Loss from continuing operations..........    (2,360)    (3,741)    (9,141)    (2,498)    (1,793)
Income taxes.............................       (41)        --         --         --         --
Minority interest in loss of
  consolidated subsidiary................       212         85         --         --         --
                                           ---------  ---------  ---------  ---------  ---------
Loss before cumulative effect of
  accounting change......................    (2,189)    (3,656)    (9,141)    (2,498)    (1,793)
Cumulative effect of accounting change...        --         --       (448)        --         --
                                           ---------  ---------  ---------  ---------  ---------
Net loss.................................  $ (2,189)  $ (3,656)  $ (9,589)  $ (2,498)  $ (1,793)
Accretion of beneficial conversion
  feature of preferred stock.............        --         --         --         --       (758)
                                           ---------  ---------  ---------  ---------  ---------
Net loss available to common
  Shareholders...........................  $ (2,189)  $ (3,656)  $ (9,589)  $ (2,498)  $ (2,551)
                                           =========  =========  =========  =========  =========
Basic and diluted net loss per common
  share:
  Continuing operations..................  $   (.06)  $   (.10)  $   (.28)  $   (.09)  $   (.10)
  Cumulative effect of accounting change         --         --       (.01)        --         --
                                           ---------  ---------  ---------  ---------  ---------
          Net loss.......................  $   (.06)  $   (.10)  $   (.29)  $   (.09)  $   (.10)
                                           =========  =========  =========  =========  =========
Weighted-average shares outstanding......    39,081     36,755     33,206     28,470     26,078
                                           =========  =========  =========  =========  =========

                                                           BALANCE SHEET DATA

                                                             (IN THOUSANDS)

                                                               DECEMBER 31,
                                           -----------------------------------------------------
                                              2002       2001      2000        1999       1998
                                           ---------  ---------  ---------  ---------  ---------
            Total current assets.........  $  4,184   $  4,218   $  5,808   $  6,387   $  8,131
            Total assets.................    10,842     13,380     18,822     17,287     16,767
            Total current liabilities....     3,620      4,178      4,915      5,466      5,731
            Total liabilities............     8,719      9,614     14,740     15,066      8,442
            Total minority interest......       643        855         --         --         --
            Shareholders' equity.........     1,480      2,911      4,082      2,221      8,325

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment and other fixed assets, bad debts, investments, intangible assets, financing operations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     o We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on Staff Accounting Bulletin 101 ("SAB 101"), we amortize these amounts over an estimated three-year average life of a customer relationship. If a significant number of our customers leave us before the estimated life of each customer is attained, amortization of those deferred costs and revenues would accelerate, which would result in net incremental revenue.

     o We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld, wireless Playmaker devices and computers located at our customer sites. The Playmakers are depreciated over a four-year life and the computers over a three-year life. The estimated life of these assets was determined based upon anticipated technology changes. If our Playmakers and servers turn out to have a longer life, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

     o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is determined based on reserving for all customers that have terminated our service and all accounts over 90 days past due, plus five percent of outstanding balances for all unreserved customer balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We do not have any of the following:

     o   Off-balance sheet arrangements;

     o Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

     o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS or which are so non-material to fall below the materiality threshold of such item.

BACKGROUND

     Our business is developing and distributing interactive entertainment and wireless information and communications products. We operate our business principally through two operating units: the NTN Network and Buzztime. The NTN Network provides interactive communications and entertainment products and services to the hospitality industry, including premiere casual-dining restaurants, sports bars, taverns, hotels, cruise ships and active adult communities. The NTN Network also includes our sales of wireless paging and member services products to restaurants and other hospitality locations. Buzztime operates our live broadcast studio, and produces our trivia and live sports "play-along" content to both the NTN Network and new consumer interactive platforms and is developing the Buzztime interactive television channel.

     Revenues generated and operating income (loss) by segment by our two business units are illustrated below. The segment data presented below includes allocations of corporate expenses.

                                               YEARS ENDED DECEMBER 31

                                    2002                2001                2000
                            -------------------  -------------------  -------------------
REVENUES
NTN Network.............    $ 25,465,000    99%  $ 22,382,000    99%  $ 21,406,000    97%
Buzztime................         128,000     1%       159,000     1%       540,000     2%
Other...................          17,000     -         18,000     -        102,000     -
                            -------------  ----  -------------  ----  -------------  ----
          Total.........    $ 25,610,000   100%  $ 22,559,000   100%  $ 22,048,000   100%
                            =============  ====  =============  ====  =============  ====

OPERATING INCOME (LOSS)
NTN Network.............    $  1,699,000         $    372,000         $ (2,162,000)
Buzztime................      (3,554,000)          (3,306,000)          (6,039,000)
                            -------------        -------------        -------------
          Total.........    $ (1,855,000)        $ (2,934,000)        $ (8,201,000)
                            =============        =============        =============

     NTN Network revenues are generated primarily from distributing content, advertising to customer locations and wireless paging systems. The direct costs associated with these revenues include the cost of installing the equipment at the customer location, marketing visits, technical service, freight, telecommunications, sales commission, parts, repairs, depreciation of the equipment placed in service and paging equipment.

     Buzztime revenues are generated primarily from production, licensing and advertising. The direct costs associated with these revenues are license fees and server hosting fees.

RESULTS OF OPERATION

     Following is a comparative discussion by fiscal year of the results of operation for the three years ended December 31, 2002. We believe that inflation has not had a material effect on the results of operations for the periods presented.

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     Operations for 2002 resulted in a net loss of $2,189,000 compared to net loss of $3,656,000 for 2001. The operating results for 2001 included non-cash debt conversion costs of $189,000 related to the conversion of $2,000,000 on the convertible senior subordinated notes.

REVENUES

     NTN Network revenues increased $3,083,000, or 14%, to $25,465,000 in 2002 from $22,382,000 in 2001. NTN Network division revenue included approximately $2,405,000 of revenue from NTN Wireless business, which was acquired in April 2002. Hospitality service revenues increased by approximately $1,227,000 due to an increase in the number of subscribing locations and the average billing rate per location. The NTN Network customer site count in the United States at December 31, 2002 was 3,171. This was an increase of 65 sites over December 31, 2001. Installation revenue associated with installing new customer locations decreased approximately $451,000 as some of the deferred revenue associated with the installation has become fully amortized. Included in NTN Network revenues are revenues from our Canadian licensee that decreased approximately $102,000 in 2002 to $1,161,000 from $1,263,000 in 2001 due to a smaller customer base in 2002. In 2002, the NTN Network generated revenue of approximately $959,000 in national and regional advertising, comprised primarily of companies in the wine, beer and spirits category compared to approximately $1,000,000 in 2001.

     Buzztime service revenues decreased 19% to $128,000 in 2002 from $159,000 in 2001. The decrease was due to expiration of advertising contracts.

     Other revenues decreased 6% to $17,000 in 2002 from $18,000 in 2001.

     As a result of the above factors, NTN's consolidated revenues increased $3,051,000, or 14%, to $25,610,000 in 2002 from $22,559,000 in 2001.

OPERATING EXPENSES

     Direct operating costs of services increased $1,011,000, or 12%, to $9,252,000 in 2002 from $8,241,000 in 2001. Direct operating costs included approximately $1,513,000 for costs of goods sold from the NTN Wireless business acquired in April 2002. Excluding the NTN Wireless cost of goods sold, for which there was no comparable expense in 2001, our direct operating costs decreased by $502,000 in 2002. Some of the primary factors that led to that $502,000 direct operating cost reduction included:

     o Communication charges decreased by approximately $348,000 due to a change in vendors in July 2001, which generated a full year of related cost savings in 2002 compared to a partial year of savings in 2001.

     o   Marketing  site  visits  decreased   approximately  $98,000  due  to  a
         restructuring of regularly scheduled visits to the sites.

     Selling, general and administrative expenses increased $1,129,000, or 8%, to $16,106,000 in 2002 from $14,977,000 in 2001. Selling, general and administrative expenses in 2002 included an increase in payroll and related expenses of approximately $1,022,000 as the head count increased, which includes the addition of the NTN Wireless employees. Travel and entertainment increased approximately $129,000 related to NTN Wireless and increased travel to support the Buzztime initiatives. Marketing expenses increased approximately $69,000 due to additional trade shows attended and increased marketing expenses associated with our acquisition of ZOOM Communications, and subsequent introduction of our new NTN Wireless subsidiary. Equipment leases increased approximately $100,000 due to the buy-out of equipment under capital leases. Consulting expenses decreased approximately $490,000 due to the completion of various projects in the past year and to the hiring of various consultants as employees.

     Litigation, legal and professional fees increased $77,000, or 17%, to $540,000 in 2002 compared to $463,000 in 2001. This increase relates to additional legal fees for trademark registrations and employee matters.

     Depreciation and amortization not related to direct operating costs decreased $156,000, or 9%, to $1,555,000 in 2002 from $1,711,000 in 2001 due to certain assets becoming fully depreciated.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased $89,000, or 88%, to $12,000 in 2002 from $101,000 in 2001, due primarily to the transition away from using outside consultants in favor of expansion of internal development departments to aggressively pursue ongoing research and development initiatives.

INTEREST INCOME AND EXPENSE

     Interest income decreased $57,000, or 91%, to $6,000 in 2002, compared to $63,000 in 2001, due to less cash on hand from capital raised in previous years.

     Interest expense decreased $335,000, or 40%, to $511,000 in 2002, compared to $846,000 in 2001, due to the expiration of various capitalized leases as well as to a lower average balance on our revolving line of credit.

MINORITY INTEREST

     Minority interest in loss of consolidated subsidiary increased $127,000 or 149% to $212,000 in 2002 compared to $85,000 in 2001. The 2002 minority interest figure represented a full year's allocation of six percent of Buzztime's losses while the 2001 figure represents an allocation of six percent of Buzztime's losses for only the second half of 2001 as we received the minority interest investment in Buzztime by Scientific-Atlanta, Inc. at the end of June 2001.

INCOME TAXES

     The NTN Network has taxable income for the year ended December 31, 2002. For federal income tax reporting purposes and in unitary states where the NTN Network may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset NTN Network's taxable income. In states where separate filing is required, NTN Network will likely incur a state tax liability. As a result, NTN Network recorded a state tax provision of $41,000 in 2002.

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

REVENUES

     NTN Network revenues increased $976,000, or 5%, to $22,382,000 in 2001 from $21,406,000 in 2000. Hospitality subscription revenues increased by approximately $862,000 due to an increase in the number of sites and the average billing rate per site. During 2001, approximately 697 sites were installed. This increase was also due in part to installation, training and setup revenue which increased approximately $438,000 due to an increase in amortization of previously deferred fees. Other production revenues of approximately $83,000 were recorded in 2001. Included in NTN Network revenues are revenues from our Canadian licensee totaling $1,263,000 in 2001 and $1,266,000 in 2000. In 2001, the NTN Network generated revenue of approximately $1,000,000 in national and regional advertising, comprised primarily of companies in the wine, beer and spirits category compared to approximately $1,400,000 in 2000.

     Buzztime service revenues decreased 71% to $159,000 in 2001 from $540,000 in 2000. The decrease was due to expiration of advertising contracts.

     Other revenue decreased 82% to $18,000 in 2001 from $102,000 in 2000.

OPERATING EXPENSES

     Direct operating costs of services decreased $2,857,000, or 26%, to $8,241,000 in 2001 from $11,098,000 in 2000. This is primarily due to a decrease in depreciation and amortization of approximately $1,184,000 due to our DOS-based network equipment being fully depreciated by June 2000. That decrease was partially offset by an increase in depreciation for capitalized broadcast equipment associated with the digital network. Communication charges decreased by approximately $586,000 due to technical changes made in 2000 and a change in vendors during the second half of 2001. Freight expenses decreased by approximately $148,000 due to 545 less installations of the digital equipment and less incoming shipments of Playmakers in 2001. Advertising and network commissions also decreased approximately $590,000 partially as a result of our decision to transition advertising sales in-house. Playmaker repairs increased by approximately $335,000 in 2001 due to the expiration of warranties on some of the Playmakers.

     Selling, general and administrative expenses decreased $93,000, or 1%, to $14,977,000 in 2001 from $15,070,000 in 2000. Selling, general and administrative expense in 2001 included a decrease in payroll and related expenses of approximately $189,000 relating to a decrease in the number of employees. Consulting expenses decreased approximately $427,000 due to hiring of fewer consultants for technology and Buzztime during 2001. Stock-based compensation decreased $566,000 due to the impact of marking warrants to market in accordance with variable accounting, and awards granted and fully expensed in 2000. Supplies, printing costs and seminars decreased approximately $261,000 due to general cost cutting measures and fewer new employees in 2001. Various other expenses decreased due to general cost cutting measures that have been implemented. Marketing expenses increased approximately $260,000 due to an effort to increase site count and to introduce new games in 2001. Bad debt expense increased $325,000 due to reassessment of the allowance in 2000 and increased collections in 2000, which lowered bad debt expense in the prior period compared to 2001.

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

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased $329,000, or 77%, to $101,000 in 2001 from $430,000 in 2000. The current period expenses resulted from our research and development efforts related to the digital network and interactive television initiatives. We currently recognize as research and development expense only payments to outside providers and, as a result, any research and development work by our employees fell into general and administrative expenses. Over the past two years, we have hired several of the consultants who previously conducted research and development activities as well as adding to the information technology group. We believe that our information technology department, in fact, has increased our true overall level of development activity in 2002 over 2001.

     In 2000, our research and development efforts related to the digital network and Internet initiatives. This $329,000 decrease in 2001 was largely due to the cessation of the Internet initiatives in late 2000.

INTEREST EXPENSE

     Interest expense decreased $285,000, or 25%, to $846,000 in 2001, compared to $1,131,000 in 2000, due to the expiration of various capital leases, the decrease in the interest rate on our convertible senior subordinated notes from 7% to 4% during the period

January 2001 through November 2001 and to lower outstanding balances on our line of credit in 2001.

EBITDA

     Our  earnings  before  interest,   taxes,   depreciation  and  amortization
("EBITDA") increased by $1,147,000 to $3,282,000 for the year ended December 31, 2002 from EBITDA of $2,135,000 for the year ended December 31, 2001.

     EBITDA is not intended to represent a measure of performance in accordance with generally accepted accounting principals ("GAAP"). Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe that financial analysts, lenders, investors and other interested parties find it to be a useful tool for measuring the performance of companies that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings. For example, our credit line carries certain financial covenants that are based upon our EBITDA.

     The following table reconciles our net loss per GAAP to EBITDA:

                                                  YEAR ENDED DECEMBER 31
                                        -------------------------------------------
     EBITDA CALCULATION:                    2002           2001           2000
                                        -------------  -------------  -------------

     Net income (loss)                  $ (2,189,000)  $ (3,656,000)  $ (9,589,000)

         Interest expense (net)              505,000        783,000      1,059,000
         Depreciation and amortization     4,925,000      5,008,000      6,296,000
         Provision for income taxes           41,000             --             --
                                        -------------  -------------  -------------
     EBITDA                             $  3,282,000   $ (2,135,000)  $ (2,234,000)
                                        =============  =============  =============

On a segment basis, our two segments generated EBITDA levels as presented below:

                                                  YEAR ENDED DECEMBER 31, 2002
                                        -------------------------------------------
     EBITDA CALCULATION:                   NETWORK        BUZZTIME        TOTAL
                                        -------------  -------------  -------------
     Net income (loss)                  $  1,153,000   $ (3,342,000)  $ (2,189,000)

         Interest expense (net)              505,000             --        505,000
         Depreciation and amortization     4,194,000        731,000      4,925,000
         Provision for income taxes           41,000             --         41,000
                                        -------------  -------------  -------------
     EBITDA                             $  5,893,000   $ (2,611,000)  $  3,282,000
                                        =============  =============  =============


                                                 YEAR ENDED DECEMBER 31, 2001
                                        -------------------------------------------
     EBITDA CALCULATION:                   NETWORK        BUZZTIME        TOTAL
                                        -------------  -------------  -------------
     Net loss                           $   (418,000)  $ (3,238,000)  $ (3,656,000)

         Interest expense (net)              767,000         16,000        783,000
         Depreciation and amortization     4,242,000        766,000      5,008,000
         Income taxes                             --             --             --
                                        -------------  -------------  -------------
     EBITDA                             $  4,591,000   $ (2,456,000)  $  2,135,000
                                        =============  =============  =============


                                                YEAR ENDED DECEMBER 31, 2000
                                        -------------------------------------------
     EBITDA CALCULATION:                     NETWORK       BUZZTIME        TOTAL
                                        -------------  -------------  -------------
     Net loss                           $ (3,598,000)  $ (5,991,000)  $ (9,589,000)

         Interest expense (net)              949,000        110,000      1,059,000
         Depreciation and amortization     5,668,000        628,000      6,296,000
         Income taxes                             --             --             --
                                        -------------  -------------  -------------
     EBITDA                             $  3,019,000   $ (5,253,000)  $ (2,234,000)
                                        =============  =============  =============

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, we had cash and cash equivalents of $577,000 and working capital (current assets in excess of current liabilities) of $564,000 compared to cash and cash equivalents of $1,296,000 and working capital of $40,000 at December 31, 2001. Net cash provided by operations was $1,131,000 in 2002 and $1,482,000 in 2001. Our net loss from operations was more than offset by depreciation, amortization and other non-cash charges in both years.

     Net cash used in investing activities was $1,551,000 in 2002 and $1,228,000 in 2001. Included in net cash used in investing activities in 2002 were approximately $1,518,000 in capital expenditures, software and web site development and $102,000 of professional fees related to the acquisitions, which were partially offset by a reduction in deposits on equipment of $69,000.

     Net cash used in financing activities was $299,000 in 2002 and $1,146,000 in 2001. The cash used in financing activities in 2002 included $222,000 of principal payments on capital leases, and $212,000 of net payments on the revolving line of credit. The net cash used in financing activities was partially offset by $135,000 of proceeds from the exercise of stock options and warrants.

CONTRACTUAL CASH OBLIGATIONS

     A table recapping our contractual cash obligations is presented below:

                                                    PAYMENTS DUE BY PERIOD
                                        --------------------------------------------
CONTRACTUAL OBLIGATION                  LESS THAN 1 YEAR   2-3 YEARS     4-6 YEARS       TOTAL
----------------------                  ----------------  ------------  ------------   -----------
Revolving line of credit..............  $      89,000     $ 2,250,000   $        --   $ 2,339,000
Capital lease obligations.............        246,000         201,000        42,000       489,000
Purchase commitments..................        908,000       2,558,000       782,000     4,248,000
Operating leases......................        618,000       1,227,000       271,000     2,116,000
                                        ----------------  ------------  ------------   -----------
     Total............................  $   1,861,000     $ 6,236,000   $ 1,095,000   $ 9,192,000
                                        ================  ============  ============  ============

     The convertible senior subordinated notes are not included in the table as they were converted into NTN common stock at February 1, 2003.

CONVERTIBLE SENIOR SUBORDINATED NOTES

     As of December 31, 2002, we had outstanding convertible senior subordinated notes of $2,000,000, payable February 1, 2003 and bearing interest at 8% per year. The notes permitted us to convert up to the full principal amount into shares of our common stock at maturity at a conversion price of $1.275 per share.

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

     On February 1, 2003, the remaining $2,000,000 of convertible senior subordinated notes converted into 1,568,627 shares of our common stock based on the agreed conversion price of $1.275 per share.

REVOLVING LINE OF CREDIT

     In August 1999, we entered into an agreement with Coast Business Credit ("Coast") for a revolving line of credit not to exceed $4,000,000. Interest is charged on the outstanding balance at a rate equal to the prime rate plus 1.5% per annum, but cannot be less than 9% per annum. The line of credit is secured by substantially all of our assets. Total loan fees of $120,000 were payable in three annual installments and are being amortized over the life of the loan, which originally matured on August 31, 2002.

     Our revolving line of credit agreement with Coast was amended in May 2001. The line of credit provides for borrowings not to exceed the lesser of (i) a designated maximum amount, (ii) three times trailing monthly collections, or
(iii) three times annualized trailing adjusted EBITDA. The amendment called for a gradual reduction in the line from $4,000,000 on April 1, 2001 to $2,750,000 on December 31, 2001. We completed that pay down process on December 31, 2001.

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

     On February 25, 2002, we amended our revolving line of credit to extend the expiration date of the revolving line of credit to June 30, 2003. The amendment also requires further line reductions of $250,000 each on June 30, 2002, January 31, 2003, and on March 31, 2003. The amendment deleted our minimum tangible effective net worth financial covenant and replaced it with two cash flow-oriented covenants. In return for the extension, Coast received a loan fee of $40,000 on July 1, 2002. There were no changes to the interest rate in this amendment.

     On February 4, 2003, we amended our revolving line of credit to extend the maturity date on the line of credit to June 30, 2004. The amendment also struck the previously scheduled March 31, 2003 $250,000 paydown on the line of credit, deleted the trailing cash flow multiplier element of the borrowing base and modified the cash flow oriented covenants. We agreed to pay Coast a renewal fee of $30,000 on July 1, 2003 in association with this amendment. There were no changes to the interest rate in this amendment.

     On February 7, 2003, Coast and its parent company, Southern Pacific Bank, were seized by the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC is currently acting as a trustee for Coast and is in the process of selling off Coast's loan portfolio to other lending institutions. It is likely that the line of credit will be sold to another lender by the FDIC. However, should the FDIC either cease funding or materially reduce the credit available to us despite the terms of the loan and security agreement, it would have a significant impact on our liquidity.

INVESTMENT IN BUZZTIME

     On June 8, 2001, an affiliate of Scientific-Atlanta invested $1,000,000 in Buzztime for 636,943 shares of its preferred stock, representing 6% of Buzztime's capitalization on an as-converted basis, and warrants to obtain an additional 159,236 shares of its preferred stock. Each share of Buzztime preferred stock was initially convertible into one share of Buzztime common stock and entitled to a non-cumulative dividend of 8%, if, and when as declared by Buzztime's board of directors. The exercise price of the Scientific-Atlanta preferred stock purchase warrants is $1.57 per share. However, the warrants vest in 10% increments only as cable system operators sign on by executing a distribution agreement for the Buzztime channel.

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

     We granted Scientific-Atlanta the right to exchange its shares of Buzztime preferred stock into shares of NTN common stock if (i) Buzztime did not obtain additional equity financing of $2,000,000 before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime before June 8, 2002, (iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime before June 8, 2002. On January 16, 2003, Scientific-Atlanta converted its shares of Buzztime preferred stock into our common stock at a conversion price of $1.00 per share.

FUTURE FINANCING NEEDS

     Our requirements for additional financing in 2003 will depend upon the growth of our two business segments. In a low growth scenario (for example, net site growth of 100 sites in the NTN Network and a couple of commercial trials of the Buzztime trivia channel), utilization of our existing line of credit is expected to be sufficient to cover our financing requirements. If we face more rapid growth in either or both segments, then we will require additional financing in 2003. If we are unsuccessful in obtaining financing, some initiatives relating to those higher growth opportunities may have to be curtailed or deferred. We may not be able to obtain additional financing on terms favorable to us or at all. In addition, our line of credit matures on June 30, 2004.

     Our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business. In 2002, we generated free cash flow (defined as EBITDA less cash interest expense, cash used in investing activities and cash used in financing activities) of $1,120,000, which has covered our business requirements over that period.

     We are also considering adding to our product line certain other wireless applications that are relevant to the hospitality industry. We may add these incremental hospitality products through reseller arrangements or through acquisition. Our limited capital resources may prevent us from making such product additions or acquisitions on a cash basis.

     We expect the level of expenditures in Buzztime to rise over 2003 as we have entered the deployment phase with SusCom and continue in the testing phase with certain other cable operators. However, subject to any unexpected changes in our business that may occur as a result of a continued economic slowdown, and unless we incur unanticipated expenses, we believe we will continue generating adequate cash from the operation of the NTN Network which, when combined with cash resources on hand and our line of credit, will allow us to continue to fund Buzztime at least through December 2003 at current operational levels assuming that Buzztime remains in the testing phase with certain cable operators for the remainder of the year. If current Buzztime channel sales efforts to major cable system operators (the largest cable system operators in the United States) succeed as planned and we enter into field trials with those cable operators, management intends to aggressively increase Buzztime sales and marketing efforts late in the year to more quickly advance its distribution within the U.S. market, which will require additional capital. We believe that Buzztime's success in entering into those field trials with major cable system operators may enhance our ability to raise additional capital at favorable pricing although there can be no assurance that will happen.

     Based upon current sales targets of achieving commercial deployment of the Buzztime channel with several major cable system operators over the next several quarters, we anticipate that Buzztime will require an additional $250,000 in financing per quarter commencing with the third quarter of 2003. The timing of this capital requirement is largely dependent on the timing of the commercial deployment. The sooner we achieve commercial deployment, the sooner this capital requirement would arise. If additional financing is not obtained, our accelerated growth plans may have to be deferred. If cash generated by the NTN Network is insufficient to cover Buzztime's expenses and if additional financing for Buzztime is not obtained and we cannot reduce cash expenditures at Buzztime to a sufficient level, we may not be able to sustain the operations of Buzztime beyond December 2003.

     In 2002, the American Stock Exchange (AMEX) adopted several new listing standards. One new standard was established for listed companies that had at least five consecutive years of losses as we do. This new standard requires that such companies must maintain shareholders' equity of at least $6 million. We submitted a plan to AMEX to achieve compliance with that standard, which they approved with the understanding that such compliance would be demonstrated on or about mid-November, 2002. That plan was to increase our shareholders' equity through a combination of conversion of existing equity-like instruments on our balance sheet and by raising additional equity.

     Both of the equity-like instruments on our balance sheet recently were converted into equity. Scientific-Atlanta's (S-A) investment in Buzztime preferred shares converted to our common stock on January 16, 2003 at a conversion price of $1.00 per share. The S-A conversion increased our shareholders' equity by approximately $640,000.

     On February 1, 2003, the $2 million principal balance of our outstanding convertible senior subordinated notes converted to our common stock at the preagreed conversion price of $1.275 per share and the conversion increased our shareholders' equity by $2 million.

     On January 15, 2003, we issued and sold 1,000,000 shares of restricted common stock along with fully vested warrants to purchase 500,000 shares of common stock at $1.15 per share, exercisable through January 15, 2008 through a private offering to Robert M. Bennett, one of our directors, at a price per share of $1.00 for an aggregate amount of $1.0 million No commissions or placement agent fees were paid in connection with the offering. We agreed to file a registration statement covering the resale of the shares of common stock (including those shares underlying the warrants) issued in both the S-A conversion and in the Bennett investment within 90 days.

     The combination of the above conversions and the Bennett investment with our December 31, 2002 shareholders' equity position of $1.48 million yields a sum of $5.12 million. While these recent events have occurred on dates outside of the timeframe allowed under our plan with AMEX, the AMEX staff has continued to monitor our financial performance and outcome of our equity raising efforts and has allowed us to continue our listing on an exception basis.

     We remain in discussion with several strategic and financial investors that we have contacted through investment-banking firms. We also have considered several acquisitions for stock which would additionally bring us into compliance. From our informal discussions with the AMEX Listings Qualifications Department, we believe that if we do not exercise our options and fail to achieve compliance with the new $6 million net worth standard within approximately one month of filing this document, we will likely enter into a process of letters and hearings regarding our continued listing. We believe that process will take several months. We continue to believe that we will be able to raise the additional equity capital or make an acquisition to comply with our plan with AMEX during the extended time period afforded by the AMEX hearing process. However, there can be no assurance that we will be able to obtain additional equity financing on terms favorable to us or at all.

     The NTN Network has transmitted its data through the FM2 satellite platform for more than ten years. That arrangement is scheduled to end in February 2005. We have entered into equipment purchase and satellite service agreements to convert the NTN Network to a much higher speed, two-way VSAT satellite technology over the two-year period ending February 2005. These agreements are with the same reseller of satellite services that provided the FM2 satellite platform to us. This anticipated conversion to a two-way satellite technology will be a significant use of capital resources. We believe that the conversion of customer locations may require incremental capital expenditures of $3.0 to $4.5 million and increased cash operating expenses (including estimated installation costs) of $2.0 to $2.5 million over the two-year conversion period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. Statement 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

     In July 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. We are unable to determine the impact on our financial position or results of operations from the adoption of this statement.

     In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND A RESCISSION OF FASB INTERPRETATION NO. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. We have adopted the disclosure requirements of this interpretation. To date, we have not entered into any guarantees.

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO.
123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. We have adopted the annual disclosure provision in our December 31, 2002 financial statements and will adopt the interim provisions in the first quarter of 2003.

     In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

RISK FACTORS

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business, results of operation and financial condition could be adversely affected by a number of factors, including the following:

WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND WE EXPECT TO INCUR SIGNIFICANT NET LOSSES IN THE FUTURE.

     We have a history of significant losses, including net losses of $2,189,000 in 2002, $3,656,000 in 2001, and $9,589,000 in 2000 and an accumulated deficit of $79,079,000 as of December 31, 2002. We expect to incur significant operating and net losses for the next four quarters due primarily to our continued development of Buzztime. Furthermore, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

OUR LIMITED LIQUIDITY AND CAPITAL RESOURCES MAY CONSTRAIN OUR ABILITY TO OPERATE AND GROW OUR BUSINESS.

     At December 31, 2002, our current assets exceeded our current liabilities by approximately $564,000. Our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business.

     We currently have a revolving line of credit agreement with Coast Business Credit, which provides for borrowings of up to $2,250,000 and which expires on June 30, 2004. Our availability under the line of credit may be reduced if our monthly collections fall below certain levels. As of February 28, 2003, the maximum amount of $2,250,000 was available to us and approximately $2,098,000 was outstanding under the line of credit. The line of credit is secured by substantially all of our assets. Any reduction in availability under our line of credit may further constrain our liquidity.

     On February 7, 2003, Coast and its parent company, Southern Pacific Bank, were seized by the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC is currently acting as a trustee for Coast and is in the process of selling off Coast's loan portfolio to other lending institutions. Should the FDIC either cease funding us or materially reduce the credit availability to us under the terms of the line of credit, our liquidity would be significantly impacted in a negative way.

     We will require additional financing to implement our plan to significantly expand the DITV network, including the planned two-way satellite rollout, and to develop Buzztime into a leading content provider for interactive television platforms. Our requirements for additional financing in 2003 will depend upon the growth of our two business segments. In a low growth scenario (for example, net site growth of 100 sites in the NTN Network and a number of commercial trials of the Buzztime initiative), utilization of our line of credit is expected to be sufficient to cover our financing requirements. If we face more rapid growth in either or both segments, then we will require additional financing in 2003. If we are unsuccessful in obtaining financing, some initiatives relating to those higher growth opportunities may have to be curtailed or deferred. We may not be able to obtain additional financing on terms favorable to us or at all. If we receive additional equity financing, it could be dilutive to our stockholders. Any debt financing, if available, may involve covenants limiting or restricting our operations or future opportunities.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE MAY RENDER OUR OPERATIONS OBSOLETE OR NONCOMPETITIVE.

     If we do not compete successfully in the development of new products and keep pace with rapid technological change, we will be unable to achieve profitability or sustain a meaningful market position. The interactive entertainment and game industry is becoming highly competitive and subject to rapid technological changes when compared to other industries. We are aware of other companies that are introducing interactive game products on interactive platforms that allow players to compete across the nation. Some of these companies may have substantially greater financial resources and organizational capital than we do, which could allow them to identify emerging trends. In addition, changes in customer tastes may render our network, its content and our technology obsolete or noncompetitive.

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

     We also compete with other content and services available to consumers through online services. The expanded use of online networks and the Internet provide computer users with an increasing number of alternatives to video games and entertainment software. With this increasing competition and rapidly changing factors, we must be able to compete on technology, content and management strategy. If we fail to provide the quality services and products, we will lose revenues to other competitors in the entertainment industry. Increased competition may also result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues and loss of market share.

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

     From time to time, we hire or retain employees or external consultants who may work for other companies developing products similar to those offered by us. These former employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such litigation could prevent us from exploiting our patent portfolio and cause us to incur substantial costs, which in turn could materially adversely affect our business.

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

WE MAY FACE EXPOSURE ON SALES AND/OR USE TAXES IN VARIOUS STATES.

     Over the past several years, state tax authorities have made inquiries as to whether or not our services might require the collection of sales and use taxes from customers in those states. We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. However, in the current difficult economic climate, many states are expanding their interpretation of their sales and use tax statutes to derive additional revenue. While in the past our sales and use tax expenses have not been material, it is likely that such expenses will grow in the future.

OUR GAMES AND GAME SHOWS ARE SUBJECT TO GAMING REGULATIONS.

     We operate online games of skill and chance that, in some instance, reward prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require any form of monetary payment. The laws and regulations that govern these games, however, are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in any of the jurisdictions in which we offer our games. If such changes were to happen, we may find it necessary to eliminate, modify or cancel certain components of our products that could result in additional development costs and/or the possible loss of revenue.

WE ARE CURRENTLY INVOLVED IN LITIGATION MATTERS THAT COULD MATERIALLY IMPACT OUR PROFITABILITY.

     We are involved in two pending lawsuits in Canada, both involving Interactive Network, Inc. Both NTN and Interactive Network have asserted claims involving patent infringement and validity and certain other proprietary rights. In February 2003, Interactive Network deposited $100,000 in Canadian dollars with the Canadian court in compliance with the court's November 27, 2002 order, as additional security for costs to be incurred by us in defense of the action, in addition to $10,000 in Canadian dollars posted in November 1998 and the $30,000 in Canadian dollars posted on June 16, 2000. These actions relate only to the broadcast of the NTN Network to subscribers of our Canadian licensee and do not extend to our network operations in the United States or elsewhere.

     On March 21, 2003, Long Range Systems, Inc. filed in the United States District Court, Northern District of Texas, a patent infringement complaint against our NTN Wireless subsidiary. This complaint alleged trade dress and patent infringement and unfair competition. We were served with this complaint on March 27, 2003. This complaint relates to our repair and replacement activities of LRS pagers, which is not a significant percentage of our NTN Wireless business. At this early stage, we do not believe that this matter represents a significant level of exposure; however, we continue to review the complaint. We intend to defend this action vigorously.

     The foregoing claims may not be decided in our favor and we are not insured against claims made. During the pendency of these claims, we will continue to incur the costs of our legal defense.

IF OUR  CHIEF  EXECUTIVE  OFFICER  LEAVES  US,  OUR  BUSINESS  MAY BE  ADVERSELY
AFFECTED.

     Our success greatly depends on the efforts of our chief executive officer, Stanley B. Kinsey. Our ability to operate successfully will depend significantly on his services and contributions. Mr. Kinsey's employment agreement with NTN was originally set to expire on October 6, 2002 and was extended through December 31, 2002. He is presently an at-will employee. The compensation committee of our Board of Directors is presently negotiating with Mr. Kinsey the terms and conditions of an extension of his employment contract. Our business and operations may be adversely affected if he were to leave.

RISKS FACTORS ASSOCIATED WITH THE NTN NETWORK

OUR CANADIAN LICENSEE HAS NOT YET CONVERTED TO OUR NEW DIGITAL NETWORK.

     Our Canadian licensee to date has declined to convert its hospitality customers to our new digital network and, as a result, remains on our old DOS network. We now have converted all but 66 of our domestic hospitality sites to our new digital network and we intend to discontinue our old DOS network in December 2004.

     If our Canadian licensee continues to refuse to convert to our new digital network through the time we discontinue our DOS network in June 2004, this will materially negatively impact their business and, therefore, our licensing revenue may decline significantly as well.

WE DEPEND ON A SINGLE SUPPLIER OF PLAYMAKERS(R).

     We currently purchase our 900-megahertz Playmakers from Climax Technology Co. Ltd., an unaffiliated Taiwanese manufacturer. We are currently soliciting bids for the manufacture of our Playmakers. Unless and until we succeed in establishing additional manufacturing relationships, we will continue to depend on our current sole source supplier of Playmakers. If we lose our supplier, our growth may be slowed until an alternative supplier is identified.

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

     Another potential risk, as our country is at war, is the possibility that our government could pre-empt our satellite for national security reasons, as the United States satellite operators are federally licensed. This would appear to be unlikely as our government has a strong communications infrastructure in place domestically. Also, it is likely the satellite would not be at risk of being damaged by any of the physical aspects of the war due to the fact that the satellite orbits over 22,000 miles above the earth.

WE MAY SELL EQUITY INTERESTS IN BUZZTIME TO THIRD PARTIES, WHICH COULD RESULT IN THE LOSS OF CONTROL OF BUZZTIME OR DEVALUATION OF OUR EQUITY INTEREST IN BUZZTIME.

     In June 2001, we sold a 6% interest in Buzztime to an affiliate of Scientific-Atlanta, a leading cable television set-top box manufacturer. While Scientific-Atlanta's investment position was converted to our common stock in January 2003, we believe there may be divergent investment preferences between the strategies pursued by the NTN Network and Buzztime and may decide in the future to continue to raise additional financing by issuing and selling equity interests in Buzztime to third parties. To enhance the ability of Buzztime to raise such financing, we have previously contributed and may contribute in the future some of our assets to Buzztime in order to allow the development of a distinct identity that we believe is necessary for it to effectively grow as a separate concern. These assets include our extensive trivia game show library and our interactive play-along sports games and related intangible assets.

     From an operational standpoint, we could lose control in Buzztime. If we lose control, Buzztime may no longer provide adequate support and resources for content and programming for the NTN Network, affecting the ability of the NTN Network to continue its operations. From a financial viewpoint, we could undervalue the stock of Buzztime when selling it to third parties or undervalue assets transferred to Buzztime and this could devalue your holdings in NTN, because we would not receive the fair value for our interest in Buzztime.

RISK FACTORS ASSOCIATED WITH BUZZTIME

IF OUR NEW BUZZTIME PROGRAMMING IS NOT ACCEPTED BY CONSUMERS, WE ARE NOT LIKELY TO GENERATE SIGNIFICANT REVENUES OR BECOME

PROFITABLE.

     The new Buzztime channel faces risks as to whether consumers will accept interactive television products and the trivia programming produced by Buzztime. If interactive television does not become a successful, scalable medium or if consumers do not accept trivia and play-along sports games, then we will be unable to draw revenues from advertising, direct-marketing of third-party products, subscription fees and pay-per-play fees. Until a sufficient market develops for the digital set-top boxes enabled to run our interactive television game applications, our profit potential is uncertain and we may also face competition from companies developing and marketing stand-alone game products and services. We will also be unable to attract local cable operators to add Buzztime programming as a channel to their service.

THE MARKET FOR INTERACTIVE TELEVISION GAMES AND SERVICES IS NEW AND MAY NOT DEVELOP AS ANTICIPATED.

     The interactive television market currently is small and emerging. Our success will depend on the growth and development of this market in the United States and it will depend upon the commercialization and broad acceptance by consumers and businesses of a wide variety of interactive television products. Demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty and, as a result, our profit potential is unproven. In addition, the potential size of this new market opportunity and the timing of its development and deployment are currently uncertain. Development schedules of interactive television offered by our competitors have been delayed or refocused as the industry evolves. If the market for interactive television does not develop or develops more slowly than anticipated, our revenues will not grow as fast as anticipated, if at all.

THE ADOPTION OF INCOMPATIBLE STANDARDS COULD RENDER OUR PRODUCTS OBSOLETE OR NON-COMPETITIVE.

     If a new digital set-top box standard is defined, we do not know whether our products will be compatible with such a standard once it is defined. The establishment of multiple standards could hurt our business and significantly increase our expenses, particularly if our products require significant redevelopment in order to conform to the newly established standards. Any delay or failure on our part to respond quickly, cost-effectively and sufficiently to these developments could render our existing products and services obsolete and cause us not to be competitive, resulting in a decrease in our revenues without a corresponding decrease in our expenses. We may have to incur substantial expenditures to modify or adapt our products or services to respond to these developments. We must be able to incorporate new technologies into the products we design and develop in order to address the increasingly complex and varied needs of our customer base.

INCREASING GOVERNMENT REGULATION COULD CAUSE DEMAND FOR OUR PRODUCTS AND SERVICES TO DECLINE SIGNIFICANTLY.

     We are subject not only to regulations applicable to businesses generally, but also laws and regulations that apply directly to the industry of interactive television products. Although there are currently few such laws and regulations, state and federal governments may adopt a number of these laws and regulations governing any of the following issues:

o        user privacy;

o        copyrights;

o        consumer protection;

o        the media distribution of specific material or content; and

o the characteristics and quality of interactive television products and services.

     One or more states or the federal government could enact regulations aimed at companies, like us, which provide interactive television products. The likelihood of such regulation being enacted will increase as interactive television becomes more pervasive and extends to more people's daily lives. Any such legislation or regulation could dampen the growth of the industry of interactive television. If such a reduction in growth occurs, demand for our products and services may decline significantly.

     On January 18, 2001, the Federal Communications Commission ("FCC") issued a notice of inquiry concerning interactive television. The notice raised a series of questions that suggest that cable systems might be regarded as essential, open platforms of spectrum for non-discriminatory third-party access, rather than facilities-based providers competing in a wider market. The notice sought comments on the nature of interactive television and whether cable systems will be a "superior platform" for providing interactive television. The notice asked very detailed questions, many of which arise from a common regulatory premise: whether cable operators who are affiliated with interactive television providers should not be permitted to "discriminate" in favor of their own interactive television services with respect to spectrum usage and whether interactive television providers affiliated with cable operators may need to be subjected to non-discrimination rules so that they may not obtain leverage from any exclusive arrangement they would otherwise negotiate with popular programmers. The outcome of the notice will determine whether or not a subsequent rulemaking will be held in order to create regulations for the interactive television industry. Any regulation of this industry could impact on Buzztime and its operations.

WE MAY HAVE DIFFICULTY RECRUITING PROFESSIONALS FOR OUR BUSINESS.

     Our business requires experienced programmers, creative designers, and application developers. Our success will depend on identifying, hiring, training and retaining such experienced, knowledgeable professionals. We must recruit talented professionals in order for our business to grow. There is significant competition for employees with the skills required to develop the products and perform the services we offer. There can be no assurance that we will be able to attract a sufficient number of qualified employees in the future to sustain and grow our business, or that we will be successful in motivating and retaining the employees we are able to attract. If we cannot attract, motivate and retain qualified professionals, our business, financial condition and results of operations will suffer.

RISK FACTORS ASSOCIATED WITH OUR COMMON STOCK

WE DO NOT COMPLY WITH THE AMERICAN STOCK EXCHANGE GUIDELINES AND MAY BE DELISTED OR SUSPENDED FROM TRADING.

     In 2002, the American Stock Exchange ("AMEX") adopted several new listing standards. One new standard was established for listed companies that had at least five consecutive years of losses as we do. Such companies must maintain shareholders' equity of at least $6.0 million. We submitted a plan to achieve compliance with that standard to AMEX, which they approved with the understanding that compliance would be demonstrated on or about mid-November 2002. Our plan was to increase our shareholders' equity through a combination of conversion of equity-like instruments (including the exchange of Buzztime Series A preferred stock held by Scientific-Atlanta and the conversion of our subordinated convertible notes) on our balance sheet and by raising additional equity.

     The combination of the conversions of the equity-like instruments and the $1.0 million investment by Robert M. Bennett in January 2003 with our December 31, 2002 shareholders' equity position of $1.48 million yields a sum of $5.12 million. While the January 2003 events have occurred on dates outside of the timeframe allowed under our plan with AMEX, the AMEX staff has continued to monitor our financial performance and the outcome of our equity-raising efforts and has allowed us to continue our listing on an exception basis.

     We remain in discussions with several strategic investors as well as financial investors that we have contacted through investment-banking firms. We also have considered several acquisitions for stock which would additionally bring us into compliance. We believe that if we do not exercise our options and fail to achieve compliance with the new $6 million net worth standard within approximately one month of filing this document, we will likely enter into a process of letters and hearings regarding our continued listing. We believe that process will take several months. We continue to believe that we will be able to raise the additional equity capital or consummate an acquisition for stock in order to comply with our plan with AMEX during the extended time period afforded by the AMEX hearing process. However, there can be no assurance that we will be able to obtain additional equity financing on terms favorable to us or at all.

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

o        the removal of directors and the filling of vacancies; and

o        the   supermajority   voting   requirements   of  our   Certificate  of
         Incorporation.

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

IF THE SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE ARE SOLD, THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

     Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of February 28, 2003, there were approximately 9,423,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.45 to $6.375 per share. As of February 28, 2003, there were also outstanding warrants to purchase an aggregate of approximately 2,526,000 shares of common stock at exercise prices ranging from $0.50 to $3.75 per share. As of February 1, 2003, there were approximately 1,569,000 shares of common stock issued upon the conversion of the senior convertible subordinated notes at a conversion price of $1.275. Additionally, we have approximately $14 million of common stock remaining under our existing shelf registration for possible future sale.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 2002, we owned common stock of an Australian company that is subject to market risk. At December 31, 2002, the carrying value of this investment was $178,000, which is net of a $639,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At December 31, 2002, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $18,000 in the carrying value of the investment.

     We have outstanding convertible notes which bear interest at 8% per annum and line of credit borrowings which bear a rate equal to the prime rate plus 1.5% per annum, which cannot be less than 9% per annum. At December 31, 2002, a hypothetical one-percentage point increase in the prime rate would result in an increase of $24,000 in annual interest expense. On February 1, 2003, the convertible notes converted to NTN common stock.

     We do not have any derivative financial instruments. Nor do we have any speculative or hedging instruments.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Schedule on page F-1, for a listing of the Consolidated Financial Statements and Schedule filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth as of March 8, 2003 certain information regarding our directors and executive officers:

         NAME             AGE(4)               POSITION(S) HELD
------------------------  ------   ---------------------------------------------


Stanley B. Kinsey(3)....    49     Chief Executive Officer and Chairman of the
                                    Board
Barry Bergsman(1)(2)....    64     Director
Robert M. Bennett(1)....    74     Director
Robert B. Clasen........    58     Director
Michael Fleming(3)......    51     Director
Esther L. Rodriguez(1)..    61     Director
Gary Arlen(2)(3)........    58     Director
Vincent A. Carrino(3)...    47     Director
Mark deGorter...........    45     President and Chief Operating Officer, NTN
                                    Network
V. Tyrone Lam...........    41     President and Chief Operating Officer,
                                    Buzztime Entertainment, Inc.
James B. Frakes.........    46     Chief Financial Officer

----------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Member of Board of Directors, Buzztime Entertainment, Inc.

(4) As of March 8, 2003.

     The following biographical information is furnished with respect to the directors and executive officers:

     STANLEY B. KINSEY has served as Chairman and Chief Executive Officer of NTN since October 1998. Mr. Kinsey was appointed as a Director in November 1997 and his current term expires in 2005. From 1980 to 1985, Mr. Kinsey was a senior executive with the Walt Disney Company. In 1985, Mr. Kinsey left his position as senior vice president of operations and new technologies for The Walt Disney Studio to co-found IWERKS Entertainment, a high-technology entertainment company. Mr. Kinsey was chairman and chief executive officer at IWERKS from inception until 1995 when he resigned to spend more time with his family.

     BARRY BERGSMAN has been a Director since August 1998 and his current term expires in 2005. He is president of Baron Enterprises, Inc., a privately owned consulting company established in 1965. As president of Intertel Communications, Inc., from 1985 to 1998, Mr. Bergsman pioneered the use of the telephone and interactive technology for promotion, entertainment and information. Prior to 1985, Mr. Bergsman was engaged in television production and syndication and was an executive with CBS. He currently serves as a director and member of the management team of Photogenesis, Inc., a private medical device and biotechnology company.

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

     ROBERT B. CLASEN has been a Director since November 2001 and his current term expires in 2004. For most of the past ten years, Mr. Clasen has been President and CEO of Clasen Associates, an advisor to a broad range of technology and service companies who operate in the broadband, wireless and satellite sectors. In this capacity he often has served as an interim executive. In January 2002, he was appointed Acting Chairman and Chief Executive Officer of Inetcam, Inc., a privately held international streaming media management software company that develops and globally distributes high-performance multimedia webcasting solutions where he served for five months. Since September, 2002, Mr. Clasen has served as Interim Chief Strategy Officer and director for Path 1

Network Technologies (PNWK), a publicly traded provider of broadcast quality video over packet-based networks. He also serves as Chairman for Broadband Innovations and Lightwave Solutions, two San Diego companies providing components to the cable television industry. From 1999 until June 2001, Mr. Clasen served as Chairman and Chief Executive Officer of ICTV, an interactive/internet television provider. From June 2001 until December 2001, Mr. Clasen remained as Chairman of the board at ICTV and, since December 2001, he has continued to serve as a director for ICTV. During 1997, Mr. Clasen served as President and Chief Executive Officer of ComStream Corporation, an
international provider of digital transmission solutions for voice, data, imaging, audio and video applications during the sale of the company. Prior to 1997, Mr. Clasen held positions as President of each of Comcast International Holdings, the international division of Comcast Cable Communications, and Comcast Cable Communications, one of the country's five largest cable television companies.

     MICHAEL FLEMING was appointed a Director in November 2001 and his current term expires in 2003. Since May 2002, he has also served as Chairman of the Board of our Buzztime Entertainment, Inc. subsidiary. Mr. Fleming is currently chairman and Chief Executive Officer of the Fleming Media Group, advising a broad range of content and technology companies on interactive television, broadband, wireless and other convergent technology opportunities. He is the founder and recent past-President of Game Show Network, a satellite delivered television programming service dedicated to the world of games and game play. Mr. Fleming has held senior executive positions at Playboy Entertainment Group, ESPN, Turner Broadcasting and Warner Amex Satellite Entertainment Company. He was inducted into the Cable Pioneers in 1999.

     ESTHER L. RODRIGUEZ has been a Director since September 1997 and her current term expires in 2004. She served in various executive capacities since joining General Instrument (now Motorola's Broadband Communications Division) from 1987 until her retirement in November 1996. As vice president of worldwide business development for General Instrument, Ms. Rodriguez was instrumental in developing the first nationwide home satellite pay-per-view business in the United States. She was also general manager and chief operating officer of General Instrument's Satellite Video Center, a General Instrument-Cable Data partnership, and was a founding member of the Partnership Council. After leaving General Instrument, she founded and continues to serve as chief executive officer of Rodriguez Consulting Group, a business development consulting firm. Ms. Rodriguez has over 30 years of experience in the development and management of consumer and commercial multi-national businesses, as well as entertainment and educational networks and systems.

     GARY ARLEN was appointed as a Director in August 1999 and his current term expires in 2003. Since 1980, he has been president of Arlen Communications, Inc., a research and consulting firm specializing in interactive information, transactions, telecommunications and entertainment. Arlen Communications provides research and analytical services to domestic and international organizations in entertainment, media, telecommunications and Internet industries. In 1981, Mr. Arlen, an interactive media analyst, founded the group now known as the Internet Alliance, an industry group representing the interest of online content and service suppliers. Mr. Arlen is a member of the Academy of Digital TV Pioneers.

     VINCENT A. CARRINO was appointed as a Director in September 1999 and his current term expires in 2003. Mr. Carrino is founder and president of Brookhaven Capital Management, LLC, a private investment firm focusing on technology companies, established by him in 1985. He also currently serves as executive vice president and director of investments for Fidelity National Financial, a title insurance and real estate services company. Prior to establishing Brookhaven Capital Management, LLC, Mr. Carrino was an analyst with Alliance Capital Management and was an investment banker with CitiBank in New York.

     MARK DEGORTER was appointed President and Chief Operating Officer of the NTN Network in January 2001. Prior to that time, Mr. deGorter served as Vice President of Marketing of our Buzztime subsidiary. Further, during the third quarter of 2000, Mr. deGorter assumed the additional role of Vice President of Marketing for the NTN Network. Prior to joining Buzztime in April 2000, Mr. deGorter had served as Vice President of Marketing for MET-Rx USA, a sports nutrition company, since July 1997. From June 1994 until July 1997, Mr. deGorter was a senior manager with ProShot Golf, Inc., a global positioning satellite-based communications and information system for the golf industry. During his career, Mr. deGorter has held key management positions with Bally's Total Fitness, a public company operating commercial fitness centers in North America; L.A. Gear, a licensor of trademarks and trade names for use in conjunction with apparel, accessory and consumer-related products; and J. Walter Thompson/USA, a multi-media advertising agency with worldwide operations.

     V. TYRONE LAM was appointed President of Buzztime Entertainment, Inc. in December 1999, upon incorporation of the subsidiary. Prior to his current appointment, Mr. Lam served as executive vice president of NTN, responsible for sales, marketing and operations of the NTN Network. Before joining NTN in 1994, he managed the development of iTV game and sports applications for EON
Corporation, formerly known as TV Answer, a pioneer in the interactive television industry, from April 1992 until December 1994. Additionally, Mr. Lam has served in sales and marketing management positions within the PC software industry, is past chairman of the Interactive Services Association's Interactive Television Council and is an author of articles on interactive television and sales and marketing strategies.

     JAMES B. FRAKES was appointed Chief Financial Officer and Secretary of NTN in April 2001. Prior to joining us, Mr. Frakes was chief financial officer and a director of Play Co. Toys, a publicly held chain of retail toy stores, where he had been since 1997. On March 28, 2001, Play Co. Toys and its majority-owned subsidiary, Toys International.com, Inc., filed a Chapter 11 petition under federal bankruptcy laws in the Southern District in the State of New York. From June 1990 to March 1997, Mr. Frakes was chief financial officer and a director of Urethane Technologies, Inc., a publicly held specialty chemical company, and two of its subsidiaries, Polymer Development Laboratories, Inc. and BMC Acquisition, Inc., chemical companies focused on the polyurethane segment of the plastics industry. From 1985 to 1990, Mr. Frakes was a manager at Berkeley International Capital Corporation, an investment banking firm specializing in later stage venture capital and leveraged buyout transactions. Mr. Frakes serves on the board of Shopnet.com, Inc., a designer and distributor of swimwear.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their beneficial ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Accelerated due dates for these reports were established in August 2002, and we are required to report any failure to file by these dates. We believe that, based on the written representations of our directors and officers and copies of reports filed with the Commission in 2002, our directors, officers and holders of more than 10% of our common stock complied with the requirements of Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows the compensation paid or accrued as of each of the last three fiscal years to all individuals who served as our chief executive officer during 2002 and the four other most highly compensated executive officers who were serving as executive officers at the end of 2002 whose salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                                   LONG-TERM
                                                                                                 COMPENSATION
                                                                     ANNUAL COMPENSATION            AWARDS
                                                        ---------------------------------------   SECURITIES
                                                                                  OTHER ANNUAL    UNDERLYING
       NAME AND PRINCIPAL POSITION               YEAR    SALARY(1)      BONUS     COMPENSATION     OPTIONS
       ----------------------------             ------  -----------  -----------  -------------  ------------
       Stanley B. Kinsey(2)..................    2002     $313,542    $24,000(3)        --           100,000
       Chief Executive Officer                   2001      305,386         --           --           350,000
          And Chairman of the Board              2000      295,057         --           --                --

       V. Tyrone Lam.........................    2002     $222,156    $15,000(3)        --           100,000
       President and Chief Operating Officer     2001      223,077         --           --                --
         Buzztime Entertainment, Inc.            2000      198,077         --           --                --

       Mark deGorter(4)......................    2002     $222,538    $60,000(3)        --           250,000
       President and Chief Operating             2001      199,038     25,382(5)        --           150,000
       Officer, The NTN Network                  2000      127,212         --           --           250,000

       James B. Frakes(6) ...................    2002     $159,000    $20,000(3)        --                --
       Chief Financial Officer                   2001      111,539     10,000           --           250,000
                                                 2000          --          --           --                --

----------

(1)  Includes amounts, if any, deferred under NTN's 401(k) Plan.

(2) Mr. Kinsey waived compensation for serving as a director of NTN. Mr. Kinsey received perquisites and personal benefits that did not exceed the lesser of $50,000 or 10% of his annual salary and bonus.

(3) Represents bonus paid out pursuant to the 2002 performance-based bonus program. All of Mr. Kinsey's 2002 bonus and $8,000 of Mr. Frakes' 2002 bonus have yet to be paid.

(4)  Mr. deGorter joined NTN in April 2000.

(5) Represents a bonus paid to Mr. deGorter in March 2002 based upon exceeding established targets for the NTN Network for the fiscal year ended 2001.

(6)  Mr. Frakes joined NTN in April 2001.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning grants of stock options during 2002 with respect to the Named Executive Officers:

                                          INDIVIDUAL GRANTS
                      -------------------------------------------------------------
                      NUMBER OF    % OF TOTAL
                        SHARES       OPTIONS
                      UNDERLYING   GRANTED TO                            GRANT DATE
                       OPTIONS    EMPLOYEES IN    EXERCISE   EXPIRATION   PRESENT
 NAME                  GRANTED     FISCAL YEAR      PRICE       DATE      VALUE(1)
 -------------------- ----------  -------------  ----------  ----------  ----------
 Stanley B. Kinsey... 100,000(2)       10%         $0.75       10/6/12     $63,166
 V. Tyrone Lam....... 100,000(3)       10%          0.79      02/18/12      67,739
 Mark deGorter....... 250,000(4)       25%          0.79      02/18/12     169,349
 James B. Frakes.....      --          --             --           --           --

----------

(1) The present value of grant on the grant date was estimated using the Black Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, risk-free interest rate of 3.92%, expected volatility of 125.35%, and expected option life of 5 years.

(2) Represents options granted under the 1995 Stock Option Plan, which became fully vested and exercisable as of December 31, 2002. The options were granted to Mr. Kinsey in exchange for Mr. Kinsey's agreement to reset the commencement of the renewal term of his employment agreement to January 1, 2003.

(3) Represents options granted under the 1995 Stock Option Plan which become exercisable as to 25% of the total shares on the first anniversary of the date of grant and will become exercisable as to an additional 1/36 of the remaining shares on the last day of each of the thirty-six (36) calendar months immediately following the first anniversary of the grant date.

(4) Represents options granted pursuant to the Option Exchange Agreement, dated as of February 19, 2002, entered into by and between Mr. deGorter and us whereby Mr. deGorter surrendered 250,000 partially-vested options previously granted in February 2000 in exchange for 250,000 options which become exercisable as to 25% of the total shares on the first anniversary of the date of grant and will become exercisable as to an additional 1/36 of the remaining shares on the last day of each of the thirty-six (36) calendar months immediately following the first anniversary of the grant date.

FISCAL YEAR-END OPTION VALUES

     The following table contains information concerning stock options which were unexercised at the end of 2002 with respect to the Named Executive
Officers.  No  stock  options  were  exercised  in 2002 by any  Named  Executive
Officer.

                          NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                     UNDERLYING UNEXERCISED OPTIONS          IN-THE-MONEY
                           AT FISCAL YEAR-END         OPTIONS AT FISCAL YEAR-END(1)
                    --------------------------------  -----------------------------
NAME                  EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
------------------- ---------------  ---------------  --------------  -------------
Stanley B. Kinsey..     2,350,000           --            $767,500            --
V. Tyrone Lam......       500,000        100,000           128,500        41,000
Mark deGorter......        71,875        328,125            50,313       157,188
James B. Frakes....        98,958        151,042            59,375        90,625

----------

(1) Represents the amount by which the aggregate market price on December 31, 2002 of the shares of our Common Stock subject to such options exceeded the respective exercise prices of such options.

DIRECTOR COMPENSATION

     During 2002, directors were entitled to receive cash compensation of $2,400 per month for their services as directors. Further, directors who serve on either the audit or compensation committees or the board of directors of Buzztime Entertainment, Inc. were entitled to receive an additional $3,000 annually for each such service. In 2002, Messrs. Bennett and Carrino have elected to receive shares of common stock in lieu of the cash component of director compensation. Directors are also eligible for the grant of options to purchase common stock from time to time for services in their capacity as directors.

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

EMPLOYMENT CONTRACTS

     In October 1998, we entered into a written employment agreement pursuant to which Mr. Kinsey is to receive a bonus under a bonus program that was to be agreed upon by and between Mr. Kinsey and the compensation committee of our board of directors. On October 7, 1999, we entered into an addendum to the employment agreement with Mr. Kinsey setting forth the terms of the bonus program. Under the bonus program, the options granted to Mr. Kinsey in October 1999 were granted at a preferred, below market, price of $0.98 per share, the average closing price of our Common Stock during the three calendar quarters immediately prior to the grant date. The options were granted to Mr. Kinsey pursuant to our 1995 Employee Stock Option Plan and are subject to immediate vesting upon the occurrence of a change of control event. In January 2001, we amended the employment agreement with Mr. Kinsey to extend the duration of the agreement by one year until October 6, 2002 and to award options for an additional 350,000 shares of our Common Stock at an exercise price of $0.875 per share. On October 7, 2002, Mr. Kinsey was granted options in exchange for his agreement to reset the commencement of the renewal term of the employment agreement to January 1, 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     All compensation determinations for 2002 for our executive officers were made by the Board of Directors as a whole upon the recommendation of the Compensation Committee. During 2002, Mr. Bennett and Mr. Bergsman served on the Compensation Committee. None of our directors or executive officers has served on the board of directors or the compensation committee of any other company or entity, any of whose officers served either on our Board of Directors or on our Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 8, 2003 the number and percentage ownership of common stock by (i) all persons known to us to own beneficially more than 5% of the outstanding shares of Common Stock based upon reports filed by each such person with the Securities and Exchange Commission,
(ii) each of our directors, (iii) each of the named executive officers, and (iv) all of the named executive officers and directors as a group. Except as otherwise indicated and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares of Common Stock shown. Except as otherwise indicated, the address for each person is c/o NTN Communications, Inc., 5966 La Place Court, Carlsbad, California 92008. An asterisk denotes beneficial ownership of less than 1%.

                                                        NUMBER OF SHARES
                                                          BENEFICIALLY       PERCENT OF
NAME                                                         OWNED          COMMON STOCK(1)
----------------------------------------------------  -------------------  ----------------
Gary Arlen(2)......................................           139,333             *
Robert M. Bennett(3)...............................         1,277,857            3%
Barry Bergsman(4)..................................           233,333            1%
Vincent A. Carrino(5)..............................         5,859,019           14%
Robert B. Clasen(6)................................            48,333             *
Michael Fleming(7).................................            38,333             *
Esther L. Rodriguez(8).............................           201,099             *
Stanley B. Kinsey(9)...............................         2,474,333            5%
V. Tyrone Lam(10)..................................           529,722            1%
Mark deGorter(11)..................................           159,514             *
James B. Frakes(12) ...............................           153,437             *
                                                      -------------------  ----------------
All executive officers and directors of NTN as a
Group (11 persons)(13).............................        11,114,313           26%
                                                      ===================  ================



----------

(1) Included as outstanding for purposes of this calculation are 43,040,681 shares of Common Stock (the amount outstanding as of March 8, 2003) plus, in the case of each particular holder, the shares of Common Stock subject to currently exercisable options, warrants, or other instruments exercisable for or convertible into shares of Common Stock (including such instruments exercisable within 60 days after March 8, 2003) held by that person, which instruments are specified by footnote. Shares issuable as part or upon exercise of outstanding options, warrants, or other instruments other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.

(2) Includes 138,333 shares subject to currently exercisable options held by Mr. Arlen.

(3) Includes 138,333 shares subject to currently exercisable options held by Mr. Bennett.

(4) Includes 138,333 shares subject to currently exercisable options and 20,000 shares subject to currently exercisable warrants held by Mr. Bergsman.

(5) Includes 238,333 shares subject to currently exercisable options held by Mr. Carrino. Also includes 308,241 shares owned directly by Mr. Carrino and 5,312,445 shares owned, directly or indirectly, by investment advisory clients of Brookhaven Capital Management, LLC, which in some cases has sole voting and investment discretion over such shares. Mr. Carrino is the sole owner and the Manager of Brookhaven Capital Management, LLC and, as such, in some cases he may be deemed to beneficially own such shares. Mr. Carrino disclaims such beneficial ownership. Brookhaven Capital Management is located at 3000 Sand Hill Road, Menlo Park, CA 94205.

(6) Includes 38,333 shares subject to currently exercisable options held by Mr. Clasen. Includes 10,000 owned by the Clasen Family Trust, of which Mr. Clasen is co-trustee with members of his immediate family. As co-trustee, Mr. Clasen shares voting and investment power with respect to the shares.

(7) Includes 38,333 shares subject to currently exercisable options held by Mr. Fleming.

(8) Includes 138,333 shares subject to currently exercisable options held by Ms. Rodriguez. Also includes 1,000 shares owned by the Rodriguez Family Trust, of which Ms. Rodriguez is a co-trustee with members of her immediate family. As co-trustee, Ms. Rodriguez shares voting and investment power with respect to the shares.

(9) Includes 2,350,000 shares subject to currently exercisable options held by Mr. Kinsey.

(10) Represents shares subject to currently exercisable options held by Mr. Lam.

(11) Represents shares subject to currently exercisable options held by Mr. deGorter.

(12) Represents shares subject to currently exercisable options held by Mr. Frakes.

(13) Includes  4,061,004  shares  subject to currently  exercisable  options and
     warrants  held  by  executive  officers  and  directors,   including  those
     described in notes (2) through (12) above.

   EQUITY COMPENSATION PLANS

     The following table sets forth as of December 31, 2002 our compensation plans authorizing us to issue equity securities and the number of securities issuable thereunder.

                                                                               NUMBER OF SECURITIES REMAINING
                         NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                         BE ISSUED UPON EXERCISE       EXERCISE PRICE OF      UNDER EQUITY COMPENSATION PLANS
                         OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED
    PLAN CATEGORY          WARRANTS AND RIGHTS        WARRANTS AND RIGHTS              IN COLUMN (A))
---------------------    -----------------------   ------------------------   --------------------------------
 EQUITY COMPENSATION
   PLANS APPROVED BY            8,212,211(1)                  $1.35                     2,679,023(2)
   SECURITY HOLDERS

 EQUITY COMPENSATION
   PLANS NOT APPROVED BY        1,377,000(4)                  $2.03                           0
   SECURITY HOLDERS
                         -----------------------                              --------------------------------
        TOTAL                   9,589,211                                              2,679,023(3)
                         =======================                              ================================

----------

(1) Includes 7,712,211 shares issuable upon exercise of options granted pursuant to the NTN Communications, Inc. 1995 Employee Stock Option Plan and 500,000 shares issuable upon exercise of options granted pursuant to the NTN Communications, Inc. 1996 Special Stock Option Plan.

(2) Remaining available for grant under the NTN Communications, Inc. 1995 Employee Stock Option Plan.

(3) Does not include 300,000 shares of Buzztime Entertainment, Inc. common stock available for grant under the Buzztime Entertainment, Inc. 2001 Incentive Stock Option Plan. To date, no options have been granted under the plan.

(4) The 1,377,000 shares issuable that are not pursuant to equity compensation plans approved by security holders are all pursuant to warrants granted in connection with consulting agreements with non-employees. Warrants to purchase 685,000 shares were granted in 2002, 190,000 shares in 2001 and 885,000 shares in 2000. As of December 31, 2002, the range of exercise prices and the weighted-average remaining contractual life of outstanding warrants was $0.50 to $3.75 and 4 years, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS

     On May 8, 2001, we entered into an advertising sales representative agreement with Baron Enterprises, Inc., a corporation wholly-owned and operated by Barry Bergsman, a member of our board of directors, pursuant to which Baron provides advertising sales representation services to us under the direction of the NTN Network's president and chief operating officer. For Baron's services under the advertising sales representative agreement, we granted Baron a three-year warrant to purchase 20,000 shares of Common Stock at an exercise price of $0.50 per share. The warrant vests and becomes exercisable as to 1/12 of the total shares on the last business day of each of the twelve months commencing April 2001, subject to Baron continuing to provide services to us. In addition, Baron will receive a commission in the amount of 35% of net advertising revenues received by the NTN Network from any advertising contract solicited by Baron. We will pay to Baron a monthly recoverable cash advance against commissions to be earned in the amount of $5,000 per month, not to exceed an aggregate of $60,000 per year. The advertising sales representative agreement expired on April 1, 2002. An amendment to the agreement was entered into in October 2002, to extend the contract to October 31, 2003, to reduce the rate of commission to 25% of net advertising revenues received by us and to include bartered advertising. Under the amended agreement, Baron was paid $15,000 in commissions in 2002.

INDEMNITY AGREEMENTS

     We have entered into indemnity agreements with each of our directors and executive officers. The indemnity agreements provide that we will indemnify these individuals under certain circumstances against certain liabilities and expenses they may incur in their capacities as directors or officers. We believe that the use of such indemnity agreements is customary among corporations and that the terms of the indemnity agreements are reasonable and fair, and are in our best interests to retain experienced directors and officers.

CHANGE OF CONTROL ARRANGEMENTS

     We have entered into change of control employment agreements with certain of our executive officers. The agreements provide that, if the executive is terminated other than for cause within one year after a change of control of the Company, then the executive is entitled to receive a lump sum severance payment equal to up to one year's base salary.

ITEM 14. CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-14(c), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation, within the 90 days prior to the date of filing of this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the our disclosure controls and procedures and therefore there were no corrective actions taken.


     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

     CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE. The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements and schedule" on page F-1.

     EXHIBITS. The following exhibits are filed as a part of this report:

         EXHIBIT
           NO.                            DESCRIPTION
         -------   -------------------------------------------------------------
         3.1       -- Amended and Restated Certificate of Incorporation of the
                      Company, as amended(4)
         3.2       -- Certificate of Designations, Rights and Preferences of
                      Series B Convertible Preferred Stock(8)
         3.3       -- Certificate of Amendment to Restated Certificate of
                      Incorporation of the Company, dated March 22, 2000(9)
         3.4       -- Certificate of Amendment to Restated Certificate of
                      Incorporation   of  the  Company, dated March 24,  2000(9)
         3.5       -- By-laws of the  Company(2)
         4.1       -- Specimen  Common Stock  Certificate(13)
         4.2       -- Securities Purchase Agreement, dated November 14, 2000, by and among NTN Communications, Inc. and the Buyers, as
                      defined therein(11)
         4.3       -- Registration Rights Agreement, dated November 14, 2000, by and among NTN Communications, Inc. and the Buyers, as
                      defined therein(11)
         4.4       -- First Amendment to Securities Purchase Agreement, dated
                      January 26, 2001, by and among NTN Communications, Inc. and the Buyers, as defined therein.(12)
         4.5       -- Form of Amended and Restated Common Stock Purchase
                      Warrants of NTN Communications, Inc., dated January 26,
                      2001(12)
         4.6*      -- Stock Option Agreement, dated October 7, 1998, by and
                      between NTN Communications, Inc. and Stanley B. Kinsey(5)
         4.7*      -- Stock Option Agreement, dated October 7, 1999, by and
                      between NTN Communications, Inc. and Stanley B. Kinsey(7)
         4.8*      -- Stock Option Agreement, dated January 26, 2001, by and
                      between NTN Communications, Inc. and Stanley B. Kinsey(15)
         10.1      -- License Agreement with NTN Canada(3)
         10.2*     -- Employment Agreement, dated October 7, 1998, by and
                      between NTN Communications, Inc. and Stanley B. Kinsey(5)
         10.3      -- Loan and Security Agreement, dated August 6, 1999, by
                      and between NTN Communications, Inc. and Coast Business
                      Credit, a division of Southern Pacific Bank.(6)
         10.4      -- First Amendment to Loan and Security Agreement, by and
                      between NTN Communications, Inc. and  Coast Business
                      Credit (6)
         10.5      -- Second Amendment to Loan and Security Agreement, by and
                      between NTN Communications, Inc. and Coast Business Credit (15)
         10.6      -- Third Amendment to Loan and Security Agreement, by and
                      between NTN Communications, Inc. and Coast Business Credit (15)
         10.7      -- Fourth Amendment to Loan and Security Agreement, by and
                      between  NTN Communications, Inc. and Coast Business
                      Credit(16)
         10.8      -- Manufacturing Agreement, dated November 25, 1997, by
                      and between NTN Communications, Inc. and Climax Technology
                      Co., Ltd. (10)
         10.9      -- Office Lease, dated July 17, 2000, between Prentiss
                      Properties Acquisition Partners, L.P. and NTN
                      Communications, Inc. (14)
         10.10     -- Fifth Amendment to Loan and Security Agreement, by and
                      between  NTN Communications, Inc. and Coast Business
                      Credit(17)
         10.11     -- Sixth Amendment to Loan and Security Agreement, by and
                      between  NTN Communications, Inc. and Coast Business
                      Credit(18)
         10.12     -- Seventh Amendment to Loan and Security Agreement, by and
                      between  NTN Communications, Inc. and Coast Business
                      Credit(18)
         10.13     -- Eighth Amendment to Loan and Security Agreement, by and
                      between  NTN Communications, Inc. and Coast Business
                      Credit(1)
         10.14     -- Ninth Amendment to Loan and Security Agreement, by and
                      between  NTN Communications, Inc. and Coast Business
                      Credit(1)


         14.0      -- Code of Ethics for Senior Financial Officers (1)
         21.1      -- Subsidiaries of Registrant (1)
         23.1      -- Consent of KPMG LLP(1)

----------

* Management Contract or Compensatory Plan.

     (1)  Filed herewith.

     (2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.

     (3) Previously filed as an exhibit to NTN's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.

     (4) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-69383, filed on December 28, 1998, and incorporated by reference.

     (5) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1998 and incorporated by reference.

     (6) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 30, 1999 and incorporated herein by reference.

     (7) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 31, 1999 and incorporated herein by reference.

     (8) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.

     (9) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.

     (10) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.

     (11) Previously filed as an exhibit to NTN's registration statement on Form S-3, filed on December 11, 2000, and incorporated by reference.

     (12) Previously filed as an exhibit to NTN's registration statement on Form S-3/A, filed on March 5, 2001, and incorporated by reference.

     (13) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.

     (14) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000 and incorporated by reference.

     (15) Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.

     (16) Previously filed as an exhibit to NTN's Form 10-K dated March 6, 2002 and incorporated by reference.

     (17) Previously filed as an exhibit to NTN's Form 10-Q dated April 26, 2002 and incorporated by reference.

     (18) Previously filed as an exhibit to NTN's Form 10-Q dated August 6, 2002 and incorporated by reference.

(b) Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NTN COMMUNICATIONS, INC.

                                    By:________/S/ JAMES B. FRAKES___________
                                            CHIEF FINANCIAL OFFICER

Dated: March 31, 2003

     KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose name appears below appoints and constitutes Stanley B. Kinsey and James B. Frakes, and each one of them, acting individually and without the other, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any and all amendments to this Report on Form 10-K and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, and such other agencies, offices and persons as may be required by applicable law, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                            TITLE               DATE
----------------------------------    -------------------------   --------------
______/S/ STANLEY B. KINSEY_______    Chief Executive Officer     March 31, 2003
                                      and Chairman of the Board
           Stanley B. Kinsey

_______/S/ BARRY BERGSMAN_________    Director                    March 31, 2003
             Barry Bergsman

______/S/ ROBERT M. BENNETT_______    Director                    March 31, 2003
           Robert M. Bennett

_____/S/ ESTHER L. RODRIGUEZ______    Director                    March 31, 2003
          Esther L. Rodriguez

_________/S/ GARY ARLEN___________    Director                    March 31, 2003
               Gary Arlen

_____/S/ VINCENT A. CARRINO_______    Director                    March 31, 2003
           Vincent A. Carrino

______/S/ ROBERT B. CLASEN________    Director                    March 31, 2003
            Robert B. Clasen

_______/S/ MICHAEL FLEMING________    Director                    March 31, 2003
            Michael Fleming

CERTIFICATIONS

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                   AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

I, Stanley B. Kinsey, Chief Executive Officer of NTN Communications, Inc. (the "Company") certify that:

1.   I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     o   designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     o presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: March 31, 2003                              /s/ STANLEY B. KINSEY
                                                           Stanley B. Kinsey,
                                         Chairman and Chief Executive Officer
                                                     NTN Communications, Inc.

                            CERTIFICATION PURSUANT TO

                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                   AND RULE 13A-14 OF THE EXCHANGE ACT OF 1934

I, James B. Frakes, Chief Financial Officer of NTN Communications, Inc. (the "Company") certify that:

1.   I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     o   designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     o presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     o all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: March 31, 2003                                /s/ JAMES B. FRAKES
                                                             James B. Frakes,
                                                      Chief Financial Officer
                                                     NTN Communications, Inc.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                 PAGE

     Independent Auditors' Report.............................    F-2
     Consolidated Financial Statements:
     Consolidated Balance Sheets as December 31, 2002
       and 2001...............................................    F-3
     Consolidated  Statements of Operations for the
       years ended December 31, 2002, 2001, and 2000..........    F-4
     Consolidated  Statements of Shareholders' Equity for
       the years ended December 31, 2002, 2001, and 2000......    F-5
     Consolidated  Statements of Cash Flows for the years
       ended December 31, 2002, 2001, and 2000................    F-6
     Notes to Consolidated Financial Statements...............    F-8
     Financial Statement Schedule II-- Valuation and
       Qualifying Accounts....................................   F-26

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
NTN Communications, Inc.:

     We have audited the consolidated financial statements of NTN Communications, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTN Communications, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                 /s/ KPMG LLP

San Diego, California
February 13, 2003


                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

ASSETS (Pledged)

                                                                2002          2001
                                                           -------------  -------------
Current Assets:

  Cash and cash equivalents............................    $    577,000   $  1,296,000
  Restricted cash......................................         102,000         94,000
  Accounts receivable, net of allowance for doubtful
    accounts of $437,000 in 2002 and $440,000 in 2001..       2,013,000      1,411,000
  Inventory............................................         241,000             --
  Investments available-for-sale.......................         178,000        174,000
  Deposits on broadcast equipment......................              --         69,000
  Deferred costs.......................................         492,000        675,000
  Prepaid expenses and other current assets............         581,000        499,000
                                                           -------------  -------------
         Total current assets..........................       4,184,000      4,218,000

Broadcast equipment and fixed assets, net..............       5,141,000      8,029,000
Software development costs, net of accumulated
amortization of $405,000 in 2002 and $173,000 in 2001..         591,000        588,000
Deferred costs.........................................         370,000        411,000
Other assets...........................................         556,000        134,000
                                                           -------------  -------------
         Total assets..................................    $ 10,842,000   $ 13,380,000
                                                           =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Accounts payable.....................................    $    657,000   $    906,000
  Accrued expenses.....................................       1,177,000        933,000
  Sales tax payable....................................         284,000        163,000
  Income taxes payable.................................          30,000             --
  Obligations under capital leases.....................         184,000        168,000
  Revolving line of credit.............................          89,000             --
  Deferred revenue.....................................       1,199,000      2,008,000
                                                           -------------  -------------
         Total current liabilities.....................       3,620,000      4,178,000

Obligations under capital leases, excluding current
portion................................................         199,000        110,000
Revolving line of credit...............................       2,250,000      2,479,000
Senior subordinated convertible notes..................       1,997,000      1,958,000
Deferred revenue.......................................         653,000        877,000
Other long-term liabilities............................              --         12,000
                                                           -------------  -------------
         Total liabilities.............................       8,719,000      9,614,000
                                                           -------------  -------------

Minority interest in consolidated subsidiary...........         643,000        855,000
                                                           -------------  -------------

Commitments and contingencies

Shareholders' equity:
  Series A 10% cumulative convertible preferred
    stock, $.005 par value, 5,000,000 shares
    authorized; 161,000 shares issued and outstanding
    at December 31, 2002 and December 31, 2001.........           1,000          1,000
  Common stock, $.005 par value, 70,000,000 shares
    authorized; 39,381,000 and 38,627,000 shares issued
    and outstanding  at December 31, 2002 and
    December  31, 2001 respectively....................         196,000        192,000
  Additional paid-in capital...........................      81,211,000     80,639,000
  Accumulated deficit..................................     (79,079,000)   (76,890,000)
  Accumulated other comprehensive loss.................        (639,000)      (643,000)
  Treasury stock, at cost, 49,000 and 91,000 shares at
    December 31, 2002 and December 31, 2001............        (210,000)      (388,000)
                                                           -------------  -------------
         Total shareholders' equity....................       1,480,000      2,911,000
                                                           -------------  -------------
         Total liabilities and shareholders' equity....    $ 10,842,000   $ 13,380,000
                                                           =============  =============

           See accompanying notes to consolidated financial statements


                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                      2002          2001          2000
                                                  ------------  ------------  -------------
Revenues:

  NTN Network revenues........................    $ 25,465,000  $ 22,382,000  $ 21,406,000
  Buzztime service revenues...................         128,000       159,000       540,000
  Other revenues..............................          17,000        18,000       102,000
                                                  ------------  ------------  -------------
          Total revenues......................      25,610,000    22,559,000    22,048,000
                                                  ------------  ------------  -------------

Operating expenses:
   Direct operating costs of services
     (includes depreciation of $3,370,000,
     $3,297,000 and $4,481,000 for 2002, 2001
     and 2000, respectively)..................      9,252,000     8,241,000     11,098,000
    Selling, general and administrative.......     16,106,000    14,977,000     15,070,000
    Litigation, legal and professional fees...        540,000       463,000        474,000
    Depreciation and amortization.............      1,555,000     1,711,000      1,815,000
    Impairment charges........................             --            --      1,362,000
    Research and development..................         12,000       101,000        430,000
                                                  ------------  ------------  -------------
          Total operating expenses............     27,465,000    25,493,000     30,249,000
                                                  ------------  ------------  -------------
Operating loss................................     (1,855,000)   (2,934,000)    (8,201,000)
                                                  ------------  ------------  -------------

Other income (expense):

  Interest income.............................          6,000        63,000         72,000
  Interest expense............................       (511,000)     (846,000)    (1,131,000)
  Debt conversion costs.......................             --      (189,000)            --
  Other.......................................             --       165,000        119,000
                                                  ------------  ------------  -------------
          Total other income (expense)........       (505,000)     (807,000)      (940,000)
                                                  ------------  ------------  -------------

Loss before income taxes,  minority  interest
  in loss of consolidated subsidiary and
  cumulative effect of accounting change......     (2,360,000)   (3,741,000)    (9,141,000)
Provision for deferred income taxes...........        (41,000)           --             --
Minority interest in loss of consolidated
subsidiary....................................        212,000        85,000             --
                                                  ------------  ------------  -------------
Loss before cumulative effect of accounting
  change......................................     (2,189,000)   (3,656,000)    (9,141,000)
Cumulative effect of accounting change........             --            --       (448,000)
                                                  ------------  ------------  -------------
Net loss......................................    $(2,189,000)  $(3,656,000)  $ (9,589,000)
                                                  ============  ============  =============

Loss per common share-- basic and diluted loss
  before cumulative effect of accounting change   $     (0.06)  $     (0.10)  $      (0.28)
Cumulative effect of accounting change........    $        --   $        --   $      (0.01)
                                                  ------------  ------------  -------------
Net loss......................................    $     (0.06)  $     (0.10)  $      (0.29)
                                                  ============  ============  =============
Weighted average shares outstanding-- basic and
  diluted.....................................     39,081,000    36,755,000     33,206,000
                                                  ============  ============  =============

           See accompanying notes to consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              SERIES A AND B
                                                                CUMULATIVE
                                                                CONVERTIBLE
                                                                 PREFERRED
                                                                   STOCK                COMMON STOCK          ADDITIONAL
                                                         ------------------------  ------------------------    PAID-IN
                                                            SHARES       AMOUNT      SHARES       AMOUNT       CAPITAL
                                                         -----------  -----------  -----------  -----------  ------------
Balance, December 31, 1999.............................     161,000   $    1,000    29,914,000  $  149,000   $66,548,000
  Convertible Note Payable converted to Common Stock...          --           --       719,000       4,000       913,000
  Issuance of stock for exercise of warrants and
    options............................................          --           --     2,069,000       9,000       881,000
  Issuance of stock in lieu of interest................          --           --       115,000       1,000       321,000
  Issuance of stock in lieu of dividends...............          --           --        10,000          --            --
  Issuance of stock in private placements, net of
    issuance costs.....................................          --           --     3,219,000      16,000     7,012,000
  Stock-based compensation.............................          --           --            --          --       685,000
  Unrealized holding loss on investments
    available-for-sale.................................          --           --            --          --            --
  Expiration of settlement warrant obligation..........          --           --            --          --     1,793,000
  Net loss.............................................          --           --            --          --            --
                                                         -----------  -----------  -----------  -----------  ------------
Balance, December 31, 2000.............................     161,000   $    1,000    36,046,000  $  179,000   $78,153,000
  Convertible Note Payable converted to Common Stock...          --           --     1,639,000       8,000     2,137,000
  Issuance of stock for exercise of warrants and
    options............................................          --           --       104,000       1,000        92,000
  Issuance of stock in lieu of interest................          --           --       418,000       2,000       198,000
  Issuance of stock in lieu of dividends...............          --           --        24,000          --            --
  Issuance of stock in payment of accrued board
    compensation.......................................          --           --            --          --       (71,000)
  Issuance of stock in private placement, net of
    issuance costs.....................................          --           --       396,000       2,000        11,000
  Stock-based compensation.............................          --           --            --          --       119,000
  Unrealized holding loss on investments
    available-for-sale.................................          --           --            --          --            --
  Net loss.............................................          --           --            --          --            --
                                                         -----------  -----------  -----------  -----------  ------------
Balance, December 31, 2001.............................     161,000   $    1,000    38,627,000  $  192,000   $80,639,000
  Issuance of stock for exercise of warrants and
    options............................................          --           --       191,000       1,000       134,000
  Issuance of stock in lieu of interest................          --           --       185,000       1,000       159,000
  Issuance of stock in lieu of dividends...............          --           --        14,000          --            --
  Issuance of stock in payment of accrued board
    compensation.......................................          --           --            --          --      (135,000)
  Issuance of stock for acquisitions...................          --           --       364,000       2,000       318,000
  Stock-based compensation.............................          --           --            --          --        96,000
  Unrealized holding gain on investments
    available-for-sale.................................          --           --            --          --            --
  Net loss.............................................          --           --            --          --            --
                                                         -----------  -----------  -----------  -----------  ------------
Balance, December 31, 2002.............................     161,000   $    1,000    39,381,000   $ 196,000   $81,211,000
                                                         ===========  ===========  ===========  ===========  ============




                                                                         ACCUMULATED
                                                                            OTHER
                                                          ACCUMULATED   COMPREHENSIVE    TREASURY
                                                            DEFICIT          LOSS          STOCK         TOTAL
                                                         -------------  --------------  ------------  ------------
Balance, December 31, 1999.............................  $(63,645,000)  $    (360,000)  $  (472,000)  $ 2,221,000
  Convertible Note Payable converted to Common Stock...            --              --            --       917,000
  Issuance of stock for exercise of warrants and
    options............................................            --              --            --       890,000
  Issuance of stock in lieu of interest................            --              --            --       322,000
  Issuance of stock in lieu of dividends...............            --              --            --            --
  Issuance of stock in private placements, net of
    issuance costs.....................................            --              --            --     7,028,000
  Stock-based compensation.............................            --              --            --       685,000
  Unrealized holding loss on investments
    available-for-sale.................................            --        (185,000)           --      (185,000)
  Expiration of settlement warrant obligation..........            --              --            --     1,793,000
  Net loss.............................................    (9,589,000)             --            --    (9,589,000)
                                                         -------------  --------------  ------------  ------------
Balance, December 31, 2000.............................  $(73,234,000)  $    (545,000)  $  (472,000)  $ 4,082,000
  Convertible Note Payable converted to Common Stock...            --              --            --     2,145,000
  Issuance of stock for exercise of warrants and
    options............................................            --              --            --        93,000
  Issuance of stock in lieu of interest................            --              --            --       200,000
  Issuance of stock in lieu of dividends...............            --              --            --            --
  Issuance of stock in payment of accrued board
    compensation.......................................            --              --        84,000        13,000
  Issuance of stock in private placement, net of
    issuance costs.....................................            --              --            --        13,000
  Stock-based compensation.............................            --              --            --       119,000
  Unrealized holding loss on investments
    available-for-sale.................................            --         (98,000)           --       (98,000)
  Net loss.............................................    (3,656,000)             --            --    (3,656,000)
                                                         -------------  --------------  ------------  ------------
Balance, December 31, 2001.............................  $(76,890,000)  $    (643,000)  $  (388,000)  $ 2,911,000
  Issuance of stock for exercise of warrants and
    options............................................            --              --            --       135,000
  Issuance of stock in lieu of interest................            --              --            --       160,000
  Issuance of stock in lieu of dividends...............            --              --            --            --
  Issuance of stock in payment of accrued board
    compensation.......................................            --              --       178,000        43,000
  Issuance of stock for acquisitions...................            --              --            --       320,000
  Stock-based compensation.............................            --              --            --        96,000
  Unrealized holding gain on investments
    available-for-sale.................................            --           4,000            --         4,000
  Net loss.............................................    (2,189,000)             --            --    (2,189,000)
                                                         -------------  --------------  ------------  ------------
Balance, December 31, 2002.............................  $(79,079,000)  $    (639,000)  $  (210,000)  $ 1,480,000
                                                         =============  ==============  ============  ============

           See accompanying notes to consolidated financial statements


                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                           2002           2001           2000
                                                       -------------  -------------  -------------
Cash flows provided by operating activities:

  Net loss...........................................  $ (2,189,000)  $ (3,656,000)  $ (9,589,000)
  Adjustments to reconcile net loss to net cash
    provided by operating  activities (net of
    effects of acquisitions):
     Depreciation and amortization...................     4,925,000      5,008,000      6,296,000
     Provision for doubtful accounts.................       529,000        767,000        442,000
     Provision for deferred income taxes.............        41,000             --             --
     Impairment charges..............................            --             --      1,362,000
     Cumulative effect of accounting change..........            --             --        448,000
     Gain on settlement of debt......................            --       (146,000)            --
     Debt conversion costs...........................            --        189,000             --
     (Gain) loss from disposition of equipment and
       sale of available-for-sale investments, net...       (52,000)       221,000          6,000
     Stock-based compensation charges................        96,000        119,000        685,000
     Non-cash interest expense.......................       160,000        170,000        309,000
     Accreted interest expense.......................        39,000         80,000        206,000
     Minority interest in loss of subsidiary.........      (212,000)       (85,000)            --
     Changes in assets and liabilities:
       Restricted cash...............................        (8,000)       108,000         37,000
       Accounts receivable...........................    (1,010,000)      (454,000)       375,000
       Inventory.....................................      (152,000)            --             --
       Prepaid expenses and other assets.............       (88,000)       (29,000)       476,000
       Accounts payable and accrued expenses.........      (108,000)      (567,000)      (558,000)
       Deferred revenue and deferred costs...........      (840,000)      (243,000)       515,000
       Management severance and other long-term
         liabilities.................................            --             --       (606,000)
                                                       -------------  -------------  -------------
         Net cash provided by operating activities...     1,131,000      1,482,000        404,000
                                                       -------------  -------------  -------------

Cash flows used in investing activities:

  Capital expenditures...............................    (1,284,000)      (947,000)    (7,188,000)
  Software development expenditures..................      (234,000)      (324,000)    (1,557,000)
  Deposits on broadcast equipment....................        69,000         43,000        499,000
  Notes receivable...................................            --             --        138,000
  Proceeds from sale of investments..................            --             --        538,000
  Acquisition of businesses..........................      (102,000)            --             --
                                                       -------------  -------------  -------------
         Net cash used in investing activities.......    (1,551,000)    (1,228,000)   ( 7,570,000)
                                                       -------------  -------------  -------------

Cash flows provided by (used in) financing activities:

  Principal payments on capital leases...............      (222,000)      (576,000)      (932,000)
  Borrowings from revolving line of credit...........    24,614,000     20,694,000     26,624,000
  Principal payments on note payable and revolving
    line of credit...................................   (24,826,000)   (22,159,000)   (25,300,000)
  Proceeds from issuance of common stock and
    preferred stock, net of issuance costs...........            --        802,000      7,028,000
  Proceeds from exercise of warrants and options.....       135,000         93,000        890,000
                                                       -------------  -------------  -------------
         Net cash provided by (used in) financing
          activities.................................      (299,000)    (1,146,000)     8,310,000
                                                       -------------  -------------  -------------

Net increase (decrease) in cash and cash equivalents.      (719,000)      (892,000)     1,144,000
......................
Cash and cash equivalents at beginning of year.......     1,296,000      2,188,000      1,044,000
                                                       -------------  -------------  -------------
Cash and cash equivalents at end of year.............  $    577,000   $  1,296,000   $  2,188,000
                                                       =============  =============  =============


                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                           2002            2001          2000
                                                       -------------  -------------  -------------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest..........................................  $    313,000   $    559,000   $    602,000
                                                       =============  =============  =============
   Income taxes......................................  $     11,000   $         --   $         --
                                                       =============  =============  =============

Supplemental disclosure of non-cash investing and
financing activities:
  Issuance of common stock in payment of interest....  $    160,000   $    200,000   $    322,000
                                                       =============  =============  =============
  Issuance of treasury stock in payment of board
    compensation.....................................  $     43,000   $     13,000   $         --
                                                       =============  =============  =============
  Equipment acquired under capital leases............  $    327,000   $    192,000   $    379,000
                                                       =============  =============  =============
  Exchange of convertible notes for common stock.....  $         --   $  2,000,000   $    917,000
                                                       =============  =============  =============
  Unrealized holding gain/loss on investments
    available for sale...............................  $      4,000   $     98,000   $    185,000
                                                       =============  =============  =============

  Expiration of settlement warrant obligation........  $         --   $         --   $  1,793,000
                                                       =============  =============  =============

Supplemental non-cash disclosure of acquisition of
  businesses:
   Accounts receivable (net).........................  $    121,000             --             --
   Inventory.........................................        89,000             --             --
   Fixed assets......................................        38,000             --             --
   Goodwill and intangibles..........................       521,000             --             --
   Accounts payable and accrued liabilities..........      (244,000)            --             --
   Deferred revenue..................................       (31,000)            --             --
   Line of credit....................................       (72,000)            --             --
   Common stock issued...............................      (320,000)            --             --


           See accompanying notes to consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     NTN Communications, Inc. operate its businesses through two operating segments: Buzztime Entertainment, Inc.(R)(TM) (Buzztime) and the NTN Network(R). Buzztime, its wholly-owned subsidiary formed in December 1999, owns the exclusive rights to one of the largest known digital trivia game show library and many unique "TV Play-along" sports games. The NTN Network operates two interactive television networks: the original NTN Network and the new Digital
Interactive Television (DITV) Network. Both networks broadcast daily a wide variety of popular interactive games, advertisements and informational programming to consumers in 3,171 restaurants, sports bars and taverns in the United States.

BASIS OF ACCOUNTING PRESENTATION

     The consolidated financial statements include the accounts of NTN and its subsidiaries, IWN Inc. (IWN), IWN, L.P., Buzztime and NTN Wireless Communications, Inc. (collectively NTN or the Company). IWN and IWN, L.P. are dormant subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, references to "NTN", "we", "us" and "our" include NTN and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on Staff Accounting Bulletin 101, we amortize these amounts over an estimated three year average life of a customer relationship. If a significant number of our customers leave us before the estimated life of each customer is attained, amortization of those deferred costs and revenues would accelerate, which would result in net incremental revenue. We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any year is largely related to the estimated life of handheld, wireless Playmaker devices and computers located at our customer sites. If the Playmakers and servers turn out to have a longer life, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, our depreciation expense would be significantly increased in those future periods. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We do not have any of the following:

     o   Off-balance sheet arrangements

     o Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

     o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in NOTE 14 - RELATED PARTIES or which are so non-material to fall below the materiality threshold of such item.

CASH AND CASH EQUIVALENTS

     For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2002 and 2001 consist primarily of money market accounts.

RESTRICTED CASH

     Under our revolving line of credit agreement, all cash receipts are required to be deposited into a restricted cash account. The restricted cash is then transferred to pay down the line of credit.

INVENTORY

     Inventory consists of wireless paging equipment and is stated at the lower of cost (first-in, first-out basis) or market.

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

REVENUE RECOGNITION

     We recognize  revenue from three sources:  NTN Network  revenues,  Buzztime
service   revenues,   and  other  sources.   Revenue  is  not  recognized  until
collectibility of fees is reasonably assured.

     NTN Network revenue is generated primarily from distributing content, sales of wireless paging equipment and advertising. Revenues generated from broadcasting content to subscriber locations is recognized ratably over the contract term as the content is broadcast 17 hours a day/seven days a week. Wireless paging equipment revenue is recognized upon the shipment of equipment to the customer. Consistent with the terms of advertising agreements, advertising is aired a specified number of times per hour everyday and therefore, revenues are recognized ratable over the contract term. Included in NTN Network revenues are amounts earned under a license agreement with our Canadian licensee, which operates approximately 500 hospitality locations. Revenue under this license agreement is recognized on a monthly basis as broadcast content is aired similar to NTN Network revenue.

     Buzztime service revenues are recognized as the service is provided.

     Other revenue is recognized when all material services or conditions relating to the transaction have been performed or satisfied.

     In the fourth quarter of 2000, we changed our method of accounting for NTN Network installation, setup and training fees ("installation fees") received from customers, retroactively effective as of January 1, 2000, in accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Previously, we recognized approximately one-half of the installation fees upon customer setup to cover direct expenses of the installation, setup and training and the balance over the life of the contract which generally is one year. Under the new method, all installation fees billed are deferred and recognized as revenue on a straight-line basis over 36 months, the estimated life of the customer relationship. Installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets. In addition, the direct expenses of the installation, setup and training are deferred and amortized on a straight-line basis over 36 months and are classified as deferred costs on the accompanying consolidated balance sheets. Included in 2000 is revenue of $780,000 and direct expenses of $843,000 that was previously recognized in 1999, 1998 and 1997 under the old method. The pro forma effect of retroactive application on the results of operations for the year ended December 31, 2000 is shown below:

                                                    2000
                                                -----------
 Net loss             As reported.............  $ 9,589,000
                      Pro forma...............  $ 9,141,000
 Net loss per share   As reported.............  $      0.29
                      Pro forma...............  $      0.28


SOFTWARE DEVELOPMENT COSTS

     We capitalize costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization of costs related to interactive programs is recognized on a straight-line basis over three years. Amortization expense for software development costs was $232,000, $141,000 and $32,000 in 2002, 2001 and 2000, respectively.

WEBSITE DEVELOPMENT COSTS

     We capitalize web site development costs in accordance with Emerging Issues Task Force Issue No. 00-02, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. Costs incurred during the planning and operating stages are expensed as incurred while costs incurred during the web site application and infrastructure development stage are capitalized and amortized on a straight-line basis over their expected useful life of three years.

STOCK-BASED COMPENSATION

     On January 1, 1996, we adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB No. 25 and related interpretations and provide the pro forma disclosure provisions of SFAS No. 123.

     The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $0.95, $0.78, and $2.45, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002 -- dividend yield of 0%, risk-free interest rate of 4.05%, expected volatility of 123%, and expected life of 4.6 years; and 2001 -- dividend yield of 0%, risk-free interest rate of 4.50%, expected volatility of 131%, and expected life of 4 years; and 2000 -- dividend yield of 0%, risk-free interest rate of 6.30%, expected volatility of 129%, and expected life of 4 years. In compliance with APB No. 25, NTN expensed $6,000, $104,000, and $134,000 in 2002, 2001, and 2000
respectively, associated with the grants of 600,000 options in 1999 below market value pursuant to the Option Plan. No options were granted below market value in 2002, 2001 and 2000 pursuant to the Option Plan.

     We apply APB Opinion No. 25 and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized in the consolidated financial statements for the issuance of options to employees pursuant to the Special Plan and the Option Plan unless the grants were issued at exercise prices below market value. Had compensation cost related to employees for our stock-based compensation plans been determined consistent with SFAS No. 123, our net loss and net loss per share applicable to common stock would have been increased to the pro forma amounts indicated below.

                                                                    2002          2001         2000
                                                                ------------  ------------  -------------
Net loss                  As reported.........................  $  2,189,000  $ 3,656,000   $  9,589,000
                          Add:  stock-based employee
                            compensation expense included in
                            reported net loss, net of related
                            tax effects.......................        6,000       104,000        134,000
                          Deduct: stock-based employee
                            compensation expense, net of
                            related tax effects...............    1,203,000     1,475,000      1,920,000
                                                                ------------  ------------  -------------
                          Pro forma...........................  $ 3,386,000   $ 5,027,000   $ 11,375,000

Basic and diluted         As reported.........................  $      0.06   $      0.10   $       0.29
net loss per share
                          Pro forma...........................  $      0.09   $      0.14   $       0.34

     We account for options and warrants issued to non-employees in exchange for services in accordance with SFAS No. 123 and EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN
CONJUNCTION WITH SELLING, GOODS OR SERVICES. We estimate the fair value of options and warrants using the Black Scholes option-pricing model. For agreements which require the achievement of specific performance criteria be met in order for the options or warrants to vest, the measurement date is the date at which the specific performance criteria are met. Prior to the measurement date, options and warrants subject to vesting based on the achievement of specific performance criteria that, based on different possible outcomes, result in a range of aggregate fair values are measured at each financial reporting period at their lowest aggregate then-current fair value, while options and warrants which vest over the service period or at completion of the service period are measured at each financial reporting period at their then-current fair value, for purposes of recognition of costs during those periods. For agreements which provide for services to be rendered without the requirement of specific performance criteria, the company measures the fair value of the options and warrants at the earlier of the date the services are completed or the date the options and warrants vest and are non-forfeitable. Generally, services are not rendered prior to the grant date and the related agreements do not contain performance commitments. Accordingly, the measurement date for compensation expense occurs subsequent to the grant date. From the grant date to the measurement date, compensation expense is estimated at each financial reporting period and is recorded over the service period. The unvested options and warrants continue to be remeasured at each financial reporting period until they vest or until the services are completed. For agreements which provide options and warrants for services already rendered, the options and warrants immediately vest and the measurement date is the date of grant. Modifications that increase the fair value of the warrants are treated as an exchange of the original warrant for a new one. Additional compensation expense related to modifications, if any, is recorded over the remaining service period.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Amortization expense for intangible assets was $104,000, $15,000 and $15,000 in 2002, 2001 and 2000, respectively.

     As of December 31, 2002 intangible assets were comprised of the following:

                                                 ACCUMULATED
                                      COST       AMORTIZATION         NET
                                  -----------    ------------    ------------
Customers lists...................$  150,000     $    37,000     $   113,000
Employment agreements.............   140,000          53,000          87,000
Trademarks........................   149,000          82,000          67,000
                                  -----------    ------------    ------------
          Total                   $  439,000     $   172,000     $   267,000
                                  ===========    ============    ============

     As of December 31, 2001 intangible assets were comprised of the following:

                                                 ACCUMULATED
                                     COST       AMORTIZATION         NET
                                  -----------    ------------    -------------
Trademarks........................$  149,000     $    67,000     $    82,000
                                  ===========    ============    ============

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     We believe that the fair value of financial instruments approximate their carrying value. The following methods and assumptions were used to estimate the fair value of financial instruments:

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

RESEARCH AND DEVELOPMENT AND ADVERTISING

     Research and development costs and marketing-related advertising costs are expensed as incurred. Research and development costs amounted to $12,000, $101,000 and $430,000 in 2002, 2001 and 2000, respectively. Marketing-related advertising costs amounted to $1,065,000, $939,000 and $403,000 in 2002, 2001 and 2000, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

CONCENTRATION OF CREDIT RISK

     We provide services to group viewing locations, generally restaurants, sports bars and lounges throughout the United States. In addition, we license our technology and products to licensees outside of the United States. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and geographies. We perform ongoing credit evaluations of our customers and generally require no collateral. We maintain an allowance for doubtful accounts to provide for credit losses.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

     We compute basic and diluted earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in our earnings. Options, warrants, convertible preferred stock and convertible notes representing approximately 12,435,000, 12,199,000 and 12,614,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2002, 2001 and 2000, respectively, as their effect is anti-dilutive.

RECLASSIFICATIONS

     We have reclassified certain items in the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. Statement 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. We do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

     In July 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. We are unable to determine the impact on our financial position or results of operations from the adoption of this statement.

     In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND A RESCISSION OF FASB INTERPRETATION NO. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. We have adopted the disclosure requirements of this interpretation. To date, we have not entered into any guarantees.

     In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO.
123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. We have adopted the annual disclosure provision in our December 31, 2002 financial statements and will adopt the interim provisions in the first quarter of 2003.

     In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

 (2) BROADCAST EQUIPMENT AND FIXED ASSETS

     Broadcast equipment and fixed assets are recorded at cost and consist of the following:

                                                   2002           2001
                                              -------------  -------------
Broadcast equipment.........................  $ 10,292,000   $ 19,591,000
Furniture and fixtures......................       590,000        580,000
Machinery and equipment.....................     8,339,000      8,154,000
Leasehold improvements......................       861,000        821,000
Equipment under capital lease:
  Broadcast equipment.......................     1,683,000      1,745,000
  Machinery and equipment...................     1,594,000      1,298,000
  Other equipment...........................        21,000         21,000
                                              -------------  -------------
                                                23,380,000     32,210,000
Accumulated depreciation and amortization...   (18,239,000)   (24,181,000)
                                              -------------  -------------
                                              $  5,141,000   $  8,029,000
                                              =============  =============

(3) ASSET IMPAIRMENT

     We developed the internet site Buzztime.com with the intent of registering a large number of consumers at little cost and converting these registrations into revenue through direct marketing to the member database, sponsorship, ad revenues, subscriptions and third party licensing. However, in the fourth quarter of 2000, we shifted our focus from the internet initiatives to interactive television opportunities and decided not to pursue the direct marketing application of Buzztime.com. As a result, the use of Buzztime.com as a direct marketing database was abandoned resulting in an impairment charge of $1,131,000 during the fourth quarter of 2000.

     In addition to the write-off of certain web development costs, we also wrote off $231,000 associated with the Internet game station licenses, equipment, and related goodwill on the basis that assets are not recoverable through future cash flows.

(4) COMMON STOCK OPTIONS AND WARRANTS

OPTIONS

     We have two active stock option plans. The 1995 Employee Stock Option Plan (the "Option Plan") was approved by our shareholders in 1995 and was subsequently amended. Under the Option Plan, options for the purchase of our common stock may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except, the Board of Directors, at its discretion, can authorize acceleration of vesting periods. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan as of December 31, 2002 is 10,909,152.

     In addition, we have issued options pursuant to a Special Stock Option Plan ("Special Plan"). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares authorized for issuance under the Special Plan as of December 31, 2002 is 500,000.

     On May 31, 2001, Buzztime adopted an incentive stock option plan. Pursuant to the option plan, Buzztime may grant options to purchase Buzztime common stock, subject to applicable share limits, upon terms and conditions specified in the plan. To date, no options have been granted under the plan.

     A summary of stock option activity during 2002, 2001 and 2000 is as follows:

                                                SPECIAL PLAN                       OPTION PLAN
                                        -------------------------------  ------------------------------
                                                      WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                           SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE
                                        -----------  ------------------  -----------  ------------------
OUTSTANDING DECEMBER 31, 1999.........     704,000         $ 2.81         6,481,000          $ 1.38
  Granted.............................          --             --         1,851,000            2.45
  Exercised...........................          --             --          (546,000)           1.01
  Cancelled...........................          --             --        (1,077,000)           1.52
                                        -----------  ------------------  -----------  ------------------
OUTSTANDING DECEMBER 31, 2000.........     704,000           2.81         6,709,000            1.69
  Granted.............................          --             --         2,141,000            0.78
  Exercised...........................          --             --           (17,000)           0.63
  Cancelled...........................    (100,000)            --        (1,365,000)           1.83
                                        -----------  ------------------  -----------  ------------------
OUTSTANDING DECEMBER 31, 2001.........     604,000           2.81         7,468,000            1.40
  Granted.............................          --             --         1,096,000            0.93
  Exercised...........................          --             --          (191,000)           0.70
  Cancelled...........................    (104,000)          2.81          (661,000)           2.54
                                        -----------  ------------------  -----------  ------------------
OUTSTANDING DECEMBER 31, 2002.             500,000         $ 2.81         7,712,000          $ 1.26
                                        ===========  ==================  ===========  ==================
EXERCISABLE AS OF DECEMBER 31, 2002...     500,000         $ 2.81         5,749,000          $ 1.37
                                        ===========  ==================  ===========  ==================

    A summary of options outstanding and exercisable by exercise price range at December 31, 2002 is as follows:

                               OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                  ------------------------------------------------  -------------------------------
                                WEIGHTED AVERAGE
   RANGE OF          NUMBER         REMAINING     WEIGHTED AVERAGE    NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES    OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
----------------  ------------  ----------------  ----------------  ------------   ----------------
   Special Plan:
           $2.81      500,000        4 years            $ 2.81          500,000          $ 2.81
    Option Plan:
     $0.45-$1.50    5,956,000        7 years            $ 0.85        4,142,000          $ 0.87
     $1.51-$3.00    1,657,000        5 years            $ 2.57        1,514,000          $ 2.60
     $3.01-$6.38       99,000        4 years            $ 3.59           93,000          $ 3.58
                  ------------                                      ------------
                    8,212,000                                         6,249,000
                  ============                                      ============

WARRANTS

     In 2002, 2001 and 2000, we granted 685,000, 190,000 and 885,000 warrants to non-employees. The warrants were granted under consulting agreements. We expensed $90,000, $15,000 and $373,000 in 2002, 2001 and 2000, respectively, associated with the grant of these warrants.

     The following summarizes warrant activity during 2002, 2001 and 2000:

                                            OUTSTANDING  WEIGHTED AVERAGE
                                             WARRANTS     EXERCISE PRICES
                                           ------------  ----------------
DECEMBER 31, 1999......................     3,147,000           1.89
  Granted..............................       885,000           1.79
  Exercised............................    (1,626,000)          0.36
  Canceled.............................      (404,000)          4.53
                                           ------------  ----------------
DECEMBER 31, 2000......................     2,002,000           1.94
  Granted..............................       190,000           0.72
  Exercised............................       (87,000)          0.96
  Canceled.............................      (316,000)          0.96
                                           ------------  ----------------
DECEMBER 31, 2001......................     1,789,000           2.03
  Granted..............................       685,000           0.98
  Exercised............................            --             --
  Canceled.............................      (412,000)          2.05
                                           ------------  ----------------
DECEMBER 31, 2002......................     2,062,000         $ 1.68
                                           ============  ================
BALANCE EXERCISABLE AT DECEMBER 31, 2002    1,377,000         $ 2.03
                                           ============  ================

     At December 31, 2002, the range of exercise prices and the weighted-average remaining contractual life of outstanding warrants was $0.50 to $3.75 and 4 years, respectively. The table above does not include warrants issued to S-A to obtain an additional 159,236 shares of Buzztime's Series A Convertible Preferred Stock (the "S-A Warrants"). The S-A warrants vest in 10% increments as cable system operators sign on for the Buzztime game show channel. The exercise price of the S-A warrants is $1.57 per share.

(5) CUMULATIVE CONVERTIBLE PREFERRED STOCK

     We have authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated are a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock").

SERIES A

     At December 31, 2002 and 2001, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2002, 2001 and 2000, we issued approximately 14,000, 24,000 and 10,000 common shares, respectively, for payment of dividends. At December 31, 2002, the cumulative unpaid dividends for the Series A Preferred Stock was approximately $1,300.

     The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of our common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. During 2002, 2001 and 2000, there were no conversions. There are no mandatory conversion terms or dates associated with the Series A Preferred Stock.

SETTLEMENT WARRANTS

     The results for the year ended December 31, 2000 include the reclassification of an accrued liability of approximately $1,793,000 to additional paid-in capital for a potential redemption obligation, relating to warrants issued in connection with the settlement of litigation in 1996 (Settlement Warrants), which expired in February 2000. The Settlement Warrants entitled the holder of a Settlement Warrant to purchase a share of Common Stock at a price of $0.96 during the period ending February 18, 2001. During the period from February 18, 2000 to February 18, 2001, the holders of the Settlement Warrants were to have the right to cause us to redeem the Settlement Warrants for a redemption price of $3.25 per Warrant (the "Put Right"); however, this Put Right expired by its terms on February 17, 2000 when the closing price per share of our Common Stock on the American Stock Exchange reached $4.22 or above for the seventh trading day since the Settlement Warrants were issued. We have no further obligation to redeem or repurchase the Settlement Warrants, which have been retired and listing on the American Stock Exchange cancelled.

(6) RETIREMENT AND SAVINGS PLANS

     During 1994, we established a defined contribution plan which is organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least one month of service and have reached age 21 to defer up to 20% of their pay on a pre-tax basis. In 2002, we amended the plan to permit employees who have reached age 18 to defer up to 50% of their pay on a pre-tax basis. We may at our discretion contribute to the plan. For the years ended December 31, 2002, 2001 and 2000, we made no such contributions.

(7) INCOME TAXES

     For each of the years ended December 31, 2002, 2001 and 2000, there was no provision for current or deferred federal income taxes. A deferred tax provision of $41,000 was recorded for the year ended December 31, 2002 for state taxes. No tax provision was recorded for state taxes for the years ended December 31, 2001 and 2000. The components that comprise deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                             2002           2001
                                         -------------  -------------
Deferred tax assets:
  NOL carryforwards....................  $ 20,424,000   $ 21,522,000
  Legal and litigation accruals........        13,000         18,000
  Allowance for doubtful accounts......       276,000        176,000
  Compensation and vacation accrual           151,000        115,000
  Operating accruals...................       460,000         65,000
  Allowance for equipment
    obsolescence.......................            --         36,000
  Deferred revenue.....................       343,000        720,000
  Research and experimentation credit..       186,000        199,000
  Amortization.........................       122,000        104,000
  Depreciation.........................     1,288,000
  Charitable contributions.............         2,000          3,000
                                         -------------  -------------
     Total gross deferred tax assets...    23,265,000     22,958,000
Valuation allowance....................   (23,029,000)   (21,675,000)
                                         -------------  -------------
     Deferred tax assets...............       236,000      1,283,000
                                         -------------  -------------
Deferred tax liabilities:
  Capitalized software.................       236,000        235,000
  Depreciation.........................            --      1,048,000
                                         -------------  -------------
     Total deferred liabilities........       236,000      1,283,000
                                         -------------  -------------
     Net deferred taxes................  $         --   $         --
                                         =============  =============

    The reconciliation of computed expected income tax (benefit) to effective income taxes by applying the federal statutory rate of 34% is as follows:

                                                     2002          2001          2000
                                                 ------------  ------------  ------------
Tax at federal income tax rate................   $  (802,000)  $(1,272,000)  $(3,260,000)
State taxes net of federal benefit............      (115,000)     (224,000)     (575,000)
Settlement warrants and SFAS 123 charges......            --        47,000       274,000
Change in valuation allowance.................     1,354,000      (770,000)    2,531,000
Change in beginning deferred tax assets.......    (2,155,000)           --            --
Expiration and adjustments of net
 operating loss carryforwards.................     1,748,000     1,848,000       952,000
Other.........................................        11,000       371,000        78,000
                                                 ------------  ------------  ------------
                                                 $    41,000   $        --  $         --
                                                 ============  ============  ============

     The net change in the total valuation allowance for the year ended December 31, 2002 was an increase of $1,354,000. The net change in the total valuation allowance for the year ended December 31, 2001 was a decrease of $770,000. The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $2,531,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, NTN has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

     At December 31, 2002, the Company has available net operating loss carryforwards of approximately $58,935,000 for federal income tax purposes, which began to expire in 2002. The net operating loss carryforwards for state purposes, which began to expire in 2002, are approximately $6,440,000.

(8) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     We lease office and production facilities and equipment under agreements which expire at various dates. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes and other operating expenses. Additionally, we entered into lease agreements for certain equipment used in broadcast operations and the corporate computer network. Lease expense under operating leases totaled $725,000, $656,000 and $475,000, in 2002, 2001 and 2000, respectively, net of sublease income of $265,000, $228,000 and $149,000 in 2002, 2001 and 2000, respectively.

     Future minimum lease obligations under noncancelable operating leases, net of contractual sublease payments, at December 31, 2002 are as follows:

 YEAR                LEASE     SUBLEASE
 ENDING            PAYMENTS    PAYMENTS        NET
 -------------    -----------  ----------  -----------
 2003.........    $  618,000   $ 162,000   $  456,000
 2004.........       637,000      78,000      559,000
 2005.........       590,000      23,000      567,000
 2006.........       271,000          --      271,000
                  -----------  ----------  -----------
     Total....    $2,116,000   $ 263,000   $1,853,000
                  ===========  ==========  ===========
CAPITAL LEASES

     We lease certain equipment under capital leases. Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2002 are as follows:

YEAR ENDING                                                TOTAL
------------------------------------------------------  -----------
2003..................................................  $  246,000
2004..................................................     132,000
2005..................................................      69,000
2006..................................................      42,000
                                                        -----------
          Total minimum lease payments................     489,000
Less: Amount representing interest ranging
   from 10.7% to 29.9%................................    (106,000)
                                                        -----------
Present value of net minimum lease payments...........     383,000
Less current portion..................................    (184,000)
                                                        -----------
          Long term portion...........................  $  199,000
                                                        ===========

    Property held under capital leases is as follows:

                                   2002          2001
                               ------------  ------------
Equipment....................  $ 3,277,000   $ 3,064,000
Accumulated amortization.....   (2,879,000)   (2,442,000)
                               ------------  ------------
                               $   398,000   $   622,000
                               ============  ============

PURCHASE COMMITMENTS

     We have a commitment under a long-term agreement to purchase satellite equipment over a five year period beginning in March 2003. Future minimum payments under the agreement along with the present value of the net minimum payments as of December 31, 2002 are as follows:

YEAR ENDING                                                 TOTAL
------------------------------------------------------   -----------
2003..................................................   $  908,000
2004..................................................    1,636,000
2005..................................................      922,000
2006..................................................      361,000
2007..................................................      361,000
Thereafter............................................       60,000
                                                         -----------
          Total minimum payments......................    4,248,000
Less: Amount representing imputed interest at 9% .....     (205,000)
                                                         -----------
Present value of net minimum payments.................   $4,043,000
                                                         ===========

(9) DEBT

REVOLVING LINE OF CREDIT

     We have an agreement with Coast Business Credit (Coast) for a revolving line of credit, which was amended in May 2001. The line of credit provides for borrowings not to exceed the lesser of a designated maximum amount or three times trailing monthly collections or three times annualized trailing adjusted EBITDA. The maximum line of credit was gradually reduced from $4,000,000 at April 1, 2001 to $2,750,000 at December 31, 2001. Interest is charged on the outstanding balance at a rate equal to the prime rate plus 1.5% per annum (effective rate of interest is 9.0% at December 31, 2002), but cannot be less than 9% per annum. The line of credit is secured by substantially all of our assets. Total loan fees of $120,000 were payable in three annual installments and are being amortized over the life of the loan.

     On February 25, 2002, we signed the Fourth Amendment to the Loan and Security Agreement governing the line of credit with Coast. This amendment extended the maturity date on the line of credit to June 30, 2003. The amendment calls for three separate $250,000 reductions in the maximum borrowing amount under the line on June 30, 2002 (from $2.75 million to $2.5 million), on January 31, 2003 (from $2.5 million to $2.25 million), and on March 31, 2003 (from $2.25 million to $2 million).

     The amendment also deleted the minimum tangible effective net worth covenant and added two new cash flow oriented covenants; a senior debt to EBITDA ratio test and a debt service coverage ratio test. We agreed to pay Coast a renewal fee of $40,000 on July 1, 2002 in association with this amendment. There were no changes to the interest rate in this amendment.

     On February 4, 2003, we signed the Ninth Amendment to the Loan and Security Agreement with Coast. This amendment extended the maturity date on the line of credit to June 30, 2004. The amendment also struck the previously scheduled March 31, 2003 $250,000 paydown on the line of credit, deleted the trailing cash flow multiplier element of the borrowing base and modified the cash flow oriented covenants. We agreed to pay Coast a renewal fee of $30,000 on July 1, 2003 in association with this amendment. There were no changes to the interest rate in this amendment.

     On February 7, 2003, Coast and its parent company, Southern Pacific Bank, were seized by the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC is currently acting as a trustee for Coast and is in the process of selling off Coast's loan portfolio to other lending institutions. It is likely that the line of credit will be sold to another lender by the FDIC. However, should the FDIC either cease funding or materially reduce the credit available to us under the terms of the loan and security agreement, it would have a significant impact on our liquidity.

     As we have refinanced the revolving line of credit, and have met the criteria of Statement of Accounting Standard No. 6, CLASSIFICATION OF SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED, $2,250,000 of the borrowings outstanding at December 31, 2002 have been classified as noncurrent in the consolidated balance sheet reflecting the portion of the line that was extended through June 30, 2004.

8% SENIOR SUBORDINATED CONVERTIBLE NOTES

     In 1999, we reacquired our Series B Preferred Stock in exchange for convertible notes and warrants. The convertible notes, with a face value of $5,913,000, were issued January 11, 1999 at the annual rate of 7% per annum. Interest was due and payable in quarterly installments, in arrears, and the entire principal amount was due and payable on February 1, 2001. Interest on the convertible notes was payable in cash or, at our election, in shares of our common stock valued for this purpose at 90% of the average closing bid price of the common stock during the 10 trading days preceding the interest payment date.

     At any time after a period of 20 consecutive trading days during which the daily "Market Price" (as defined in the Exchange Agreement) of the common stock equals or exceeds $1.75 (subject to adjustment), we may elect upon 45 days prior written notice to prepay all or any portion of the convertible notes at a price of 105% of the outstanding principal amount, plus accrued and unpaid interest. The convertible notes will continue to be convertible, however, at any time prior to prepayment in full. The convertible notes must be prepaid in connection with a merger or consolidation of NTN or other "Major Transaction" (as defined in the Exchange Agreement) if the consideration per share of common stock in the Major Transaction is at least $1.50. In such event, the prepayment price will be 105% of the outstanding principal amount of the convertible notes, plus accrued and unpaid interest.

     The holders of the convertible notes had the right to convert them at any time, in whole or in part, at their option. The number of shares of common stock issuable upon conversion of each convertible note was determined by dividing the outstanding principal amount to be converted, plus any accrued and unpaid interest, by the conversion price then in effect. The conversion price was be $1.275 per share, subject to adjustment if certain events, including stock dividends or subdivisions or reclassifications of the common stock or any sale or issuance of common stock (or of rights or options to subscribe for or purchase common stock) for no consideration or for a consideration per share less than the "Average Market Price" (as defined in the Exchange Agreement) of the common Stock. The actual number of shares of common Stock issuable upon any conversion of the convertible notes was dependent upon the conversion price in effect on the relevant conversion date. On November 20, 1999, $1,000,000 of principal plus accrued interest was converted into approximately 793,000 shares of common Stock. On March 16 and July 13, 2000, $200,000 and $717,000, respectively, of principal plus accrued interest was converted into approximately 159,000 and 560,000 share of common stock, respectively. An additional $22,000 and $45,000 of interest expense in 2000 and 1999, respectively, related to the unamortized discount on the converted notes was recognized upon conversion of the principal.

     On October 5, 1998, in consideration for their entering into the Exchange Agreement, we issued to each of the Investors a warrant to purchase 500,000 shares of common stock at an initial purchase price of $1.25 per share. The exercise price was subject to adjustment based on future changes in the price of the common stock. The warrants were exercisable at any time on or before February 1, 2001. The warrants contain certain antidilution provisions that require adjustments. The warrants were exercised on March 24, 2000 in a cashless exercise at a purchase price of $0.005 as the daily Market Price on each day during any 10 consecutive trading days was equal to or greater than $4.00. Upon exercise of the warrants, 999,096 shares of common stock were issued.

     An allocation has been made between the convertible notes and the warrants based on the relative fair values of the securities at the time of issuance. A discount of approximately $464,000 has been recorded against the convertible notes due to the allocation. As a result of this allocation, we recorded interest expense, at an effective interest rate of 11% per year, throughout the term of the convertible notes, which began in the first quarter of 1999.
Interest expense of approximately $39,000, $80,000 and $206,000 has been accreted for the years ended December 31, 2002, 2001 and 2000, respectively.

     In January 2001, we reached agreement with the holders of the convertible notes to extend the maturity date of the aggregate $4 million face value in promissory notes from February 1, 2001 to February 1, 2003. The promissory notes remained convertible at $1.275 per share, but the terms were modified to reduce the interest rate from 7% to 4% and to permit us to convert up to the full principal amount of the promissory notes into NTN common stock at maturity at a conversion price of $1.275 per share. In addition, if our common stock closes above $2.50 for more than 20 consecutive trading days, we can force conversion of the promissory notes at $1.275 per share.

     In December 2001, NTN reached an agreement with the holders of the convertible notes to convert $2 million of the outstanding convertible notes payable into approximately 1,639,000 of common stock at $1.22 per share and increase the interest rate on the remaining notes payable to 8%. Upon conversion of the principal, debt conversion costs of approximately $189,000 were recorded.

     The balance of the convertible notes plus accreted interest at December 31, 2002 was $1,997,000.

     On February 1, 2003 the outstanding balance of $2.0 million on the notes was converted into 1,568,628 shares of common stock at a conversion price of $1.275.

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

(10) STRATEGIC PARTNERSHIP AND INVESTMENT IN BUZZTIME

     On June 8, 2001, Buzztime entered into a development, license and marketing agreement (the Marketing Agreement) with Scientific-Atlanta, Inc. (S-A) to co-develop an application to enable the operation of a Buzztime interactive trivia game show channel on S-A's Explorer digital interactive set-top network, for distribution by cable operators to their subscribers. Buzztime will be responsible for the trivia game channel content including ongoing programming and player promotions. The channel will derive revenue from cable operator license fees, premium subscription fees and advertising revenue. Under the Marketing Agreement, Buzztime and S-A have predetermined commission arrangements based on sales and support of Buzztime's products to the cable system operators.

     In connection with the Marketing Agreement, Scientific-Atlanta Strategic Investments, L.L.C., a Delaware limited liability company and affiliate of S-A, invested $1.0 million in Buzztime for 636,943 shares of Buzztime's Series A Convertible Preferred Stock, representing 6% of Buzztime's common shares outstanding on an as-converted basis, and warrants to obtain an additional 159,236 shares of Series A Convertible Preferred Stock (the S-A Warrants). Each share of preferred stock was convertible into one share of Buzztime's common stock, subject to future adjustment, and entitled to a non-cumulative dividend of 8%, if, when and as declared by Buzztime's board of directors. The $1.0 million investment may only be used towards development of the application for S-A and fulfillment of Buzztime's obligations under Marketing Agreement, which are currently Buzztime's primary focus.

     NTN granted S-A the right to exchange its shares of Buzztime's preferred stock into shares of NTN common stock upon the earlier of (i) Buzztime being unable to obtain additional equity financing of $2.0 million before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime before June 8, 2002, (iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime before June 8, 2002. The exchange price was the 20-day average closing price of NTN's common stock immediately preceding the date S-A gives notice of its intent to exercise its rights.

     The exercise price of the S-A warrants is $1.57 per share. The warrants vest in 10% increments as cable system operators sign on for the Buzztime game show channel. No compensation expense has been recorded for the year ended December 31, 2002 as the warrants vesting provisions are contingent upon specified performance-based conditions and the low end of the range of the aggregate fair value of the warrants is zero as of December 31, 2002.

     On January 16, 2003, the 636,943 shares of Buzztime Series A Convertible Preferred Stock were converted to 1,000,000 shares of NTN common stock. For purposes of the exchange, the Series A liquidation preference was $1.57 per share of Buzztime Series A preferred stock. The conversion price of the NTN common stock was $1.00 per share.

(11) MINORITY INTEREST ACCOUNTING

     We retained majority ownership of Buzztime and, as a result, will continue to consolidate Buzztime's operations in its financial statements. No gain or loss was recorded by us on this sale of Buzztime's shares in accordance with Staff Accounting Bulletin Topic 5h - Miscellaneous Accounting, ACCOUNTING FOR SALES OF STOCK IN A SUBSIDIARY, as the realization of the gain is not assured given Buzztime's history of losses from operations, net operating loss carryforwards, which are generally not available to offset capital gains, and the start-up nature of Buzztime's products designed for the interactive television market. In addition, the ongoing business relationship with S-A through the Marketing Agreement and restrictions placed on the use of proceeds were additional factors considered in accounting for the sale of Buzztime's shares. As a result, the investment was reflected as a capital transaction.

     The investment in Buzztime is presented as a minority interest in consolidated subsidiary on our consolidated balance sheet. The minority interest balance of $643,000 is comprised of the S-A investment, reduced by $60,000 of issuance costs, and by S-A's share of Buzztime's net losses in the amount of
$212,000  and  $85,000  for  the  years  ended   December  31,  2002  and  2001,
respectively.

     The minority interest accounting treatment ceased as of January 16, 2003 when S-A converted its preferred stock investment into NTN common stock (see
Note 16 - Subsequent Events).

(12) CONTINGENCIES

     We have been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive
Network, Inc. (IN). We reached a resolution with IN of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between us. There remain two lawsuits involving us, our unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. The litigation involves licensing and patent infringement issues. These actions relate only to the broadcast of the NTN Network to subscribers of our Canadian licensee and do not extend to our network operations in the United States or elsewhere. In April 2002, Two Way TV (US), Inc., was created as a joint venture between IN and Two Way TV Limited. Two Way TV (US) was incorporated in Delaware on January 10, 2000 to develop and market IN's patent portfolio and Two Way TV Limited's content, technology and patents for digital interactive services. As a result of a merger with IN, Two Way TV
(US) now owns and controls all of IN's intellectual property and in particular their patent portfolio. On February 6, 2003, IN deposited $100,000 Canadian currency with the Canadian Court in compliance with the Court's November 27, 2002 order, issued upon our motion seeking an order that IN post an additional sum as security for costs to be incurred by us in defense of the action. This sum is in addition to the $10,000 Canadian currency IN was ordered to post in November 1998 and the $30,000 Canadian currency IN was ordered to post on June 16, 2000. The action is at the trial stage; trial is expected to last 2 weeks. We intend to defend the action vigorously.

     Our Canadian licensee is currently in discussions with the Canada Customs and Revenue Agency regarding a liability relating to withholding tax on certain amounts previously paid to us by our Canadian licensee. Our licensee has been assessed approximately $649,000 Canadian dollars (equivalent to approximately $412,000 U.S. dollars as of December 31, 2002) by Canada Customs and Revenue Agency, but is in the process of appealing the assessment. If the appeal is unsuccessful, it is unclear as to what, if any, liability we might have in this matter.

     There can be no assurance that the foregoing claims will be decided in our favor. We are not insured against all claims made. During the pendency of such claims, we will continue to incur the costs of defense. Other than set forth above, there is no material litigation pending or threatened against us.

     In February 2002, a shareholder class action and derivative complaint was filed in San Diego County Superior Court for the State of California by Steven
M. Mizel on behalf of himself and all NTN shareholders, naming Robert M. Bennett, Esther L. Rodriguez, Barry Bergsman, Stanley B. Kinsey, Gary H. Arlen, Vincent A. Carrino and James B. Frakes as defendants with NTN Communications as nominal defendant. The Mizel action alleged breach of fiduciary duty by defendants in connection with our rejection of a proposal by a corporation to purchase all of the outstanding shares of the our common stock, as announced publicly on February 21, 2002. In June 2002, in ruling on our motion, the court found that Mizel's complaint failed to state a valid claim. The court gave Mizel an opportunity to replead his case, but he declined to do so. On July 11, 2002, the court formally dismissed the case and entered judgment in our favor. Similarly, in March 2002, a shareholder class action and derivative complaint was filed in San Diego County Superior Court for the State of California by Robin Fernhoff on behalf of himself and all of NTN's shareholders naming Robert
M. Bennett, Esther L. Rodriguez, Barry Bergsman, Stanley B. Kinsey, Gary H. Arlen, Vincent A. Carrino, Robert B. Clasen, Michael K. Fleming and James B. Frakes as defendants with NTN Communications as nominal defendant. The Fernhoff action alleged breach of fiduciary duty, abuse of control and gross mismanagement by defendants in connection with our rejection of a proposal by a corporation to purchase all of the outstanding shares of our common stock, as announced publicly on February 21, 2002. In July 2002, in light of the ruling on Mizel, Fernhoff requested that the court dismiss his complaint.

(13) ACQUISITIONS

     On  April  5,  2002,  through  a  newly  formed  subsidiary,  NTN  Wireless
Communications,   Inc.   (Wireless),   we  acquired   the  net  assets  of  ZOOM
Communications (ZOOM), a company in the restaurant wireless paging industry, from Brandmakers, Inc. We entered into separate 2-year employment contracts with each of ZOOM's two principals to join NTN as Vice President of Operations and Vice President of Sales in the Wireless business. Based out of suburban Atlanta, Georgia, the Wireless segment now serves as a regional office and distribution center for us.

     We also entered into a distribution agreement on March 11, 2002 with Brandmakers, Inc., for the non-exclusive right to sell and service certain products relating to the manufacture, service and distribution of wireless paging systems and stored value gift and loyalty card programs for ZOOM. The agreement was cancelled on April 5, 2002 upon the acquisition of the assets of ZOOM.

     On May 17, 2002, we acquired the net assets of Hysen Technologies, Inc. (Hysen), another company in the hospitality paging industry. The assets acquired included Hysen's existing inventory and intellectual property, including Hysen's customer base. The assets of Hysen were combined into the Wireless segment.

     Total consideration for the purchases was $422,000, which is comprised of $320,000 in common stock and $102,000 for transaction costs. In addition to the above consideration, we entered into, in connection with the ZOOM purchase, an earn-out arrangement with the two principals. The earn-out will be paid to each principal at 25% of the excess of which the adjusted gross profit exceeds $900,000 for the twelve month period after the acquisition. For the period ended December 31, 2002 the adjusted gross profit was approximately $780,000. This earn out amount will be added to the purchase price of the ZOOM transaction.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Of the $521,000 of acquired intangible assets, $231,000 was assigned to goodwill and is not subject to amortization. $140,000 was assigned to employment agreements and will be amortized over the estimated contractual life of 2 years. $150,000 was assigned to customer lists and will be amortized over the estimated useful life of 3 years. The line of credit of $72,000 was paid in full immediately after the closing date of April 5, 2002.

                            ASSETS ACQUIRED AND LIABILITIES ASSUMED

                                               ZOOM            HYSEN           TOTAL
                                          COMMUNICATIONS    TECHNOLOGIES    ACQUISITIONS
                                         ---------------   -------------   -------------
Accounts receivable, net                 $       121,000   $          --   $     121,000
Inventory                                         48,000          41,000          89,000
Fixed assets                                      38,000              --          38,000
Goodwill                                         216,000          15,000         231,000
Intangibles assets                               280,000          10,000         290,000
                                         ---------------   -------------   -------------
Total assets acquired                            703,000          66,000         769,000
                                         ---------------   -------------   -------------


Accounts payable and accrued liabilities         244,000          31,000         275,000
Line of credit                                    72,000              --          72,000
                                         ---------------   -------------   -------------
Total liabilities assumed                        316,000          31,000         347,000
                                         ---------------   -------------   -------------
Net assets acquired                      $       387,000   $      35,000   $     422,000
                                         ===============   =============   =============

     If the acquisitions had occurred on January 1, 2002, our results of operations for fiscal 2002 would not have been materially different from the reported results and as such, no pro forma results of operations are included.

(14) RELATED PARTIES

     On May 8, 2001, we entered into an advertising sales representative agreement with Baron Enterprises, Inc., a corporation wholly-owned and operated by Barry Bergsman, a member of our board of directors, pursuant to which Baron provides advertising sales representation services to us under the direction of the NTN Network's president and chief operating officer. For Baron's services under the advertising sales representative agreement, we granted Baron a three-year warrant to purchase 20,000 shares of Common Stock at an exercise price of $0.50 per share. The warrant vests and becomes exercisable as to 1/12 of the total shares on the last business day of each of the twelve months commencing April 2001, subject to Baron continuing to provide services to us. In addition, Baron will receive a commission in the amount of 35% of net advertising revenues received by the NTN Network from any advertising contract solicited by Baron. We will pay to Baron a monthly recoverable cash advance against commissions to be earned in the amount of $5,000 per month, not to exceed an aggregate of $60,000 per year. The advertising sales representative agreement expired on April 1, 2002. An amendment to the agreement was entered into in October 2002, to extend the contract to October 31, 2003, to reduce the rate of commission to 25% of net advertising revenues received by us and to include bartered advertising. Under the amended agreement, Baron was paid $15,000 in commissions in 2002.

     In May 2002, Michael Fleming was appointed Chairman of the Board of our Buzztime subsidiary, after having served, since January 8, 2002, as an independent consultant. Pursuant to the consulting arrangement, Mr. Fleming provided general consulting services to us in connection with Buzztime's cable television initiatives. We paid Mr. Fleming approximately $2,000 per month for these services.

     In January 2002, we entered into a consulting agreement with Robert Clasen, one of our directors, whereby Mr. Clasen provides consulting services to us with respect to Buzztime's cable television initiatives. We are continuing the relationship on a month to month basis since expiration of the initial term of the agreement on December 31, 2002. We pay Mr. Clasen $2,000 per month for the services provided under the consulting agreement.

(15) SEGMENT INFORMATION

     Our operations are to develop and distribute interactive entertainment. Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network and Buzztime divisions. NTN Network revenue is generated primarily from broadcasting content to customer locations through two interactive television networks, from advertising sold on the network and from its wireless segment with restaurant on-site paging systems, electronic gift cards, loyalty programs and electronic data-managed comment cards. NTN Network revenues comprise 99% of our total revenue in 2002 and 2001 and 97% in 2000. Revenue from Buzztime is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties. Included in the operating loss and depreciation and amortization for both the NTN Network and Buzztime is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments. The following tables set forth certain information regarding our segments and other operations:

                                                       2002          2001          2000
                                                   -------------  ------------  -------------
Revenues:

  Network.......................................   $ 25,465,000   $22,382,000   $ 21,406,000
  Buzztime......................................        128,000       159,000        540,000
  Other.........................................         17,000        18,000        102,000
                                                   -------------  ------------  -------------
        Total Revenues..........................   $ 25,610,000   $22,559,000   $ 22,048,000
                                                   =============  ============  =============

Operating Income (Loss):

  NTN Network...................................   $  1,699,000   $   372,000   $ (2,162,000)
  Buzztime......................................     (3,554,000)   (3,306,000)    (6,039,000)
                                                   -------------  ------------  -------------
        Total Operating Loss....................   $ (1,855,000)  $(2,934,000)  $ (8,201,000)
                                                   =============  ============  =============

Total Assets:

  NTN Network...................................   $  8,295,000   $ 8,849,000   $ 14,012,000
  Buzztime......................................        790,000     1,395,000      1,776,000
  Corporate.....................................      1,757,000     3,136,000      3,034,000
                                                   -------------  ------------  -------------
        Total Assets............................   $ 10,842,000   $13,380,000   $ 18,822,000
                                                   =============  ============  =============

Capital Expenditures and Software Development
Costs:

  NTN Network...................................   $  1,208,000   $   861,000   $  5,138,000
  Buzztime......................................        237,000       300,000      2,623,000
  Corporate.....................................         73,000       110,000        984,000
                                                   -------------  ------------  -------------
        Total Capital Expenditures and Software
          Development Costs.....................   $  1,518,000   $ 1,271,000   $  8,745,000
                                                   =============  ============  =============

Depreciation and Amortization:

  NTN Network...................................   $  4,194,000   $ 4,242,000   $  5,668,000
  Buzztime......................................        731,000       766,000        628,000
                                                   -------------  ------------  -------------
        Total Depreciation and Amortization.....   $  4,925,000   $ 5,008,000   $  6,296,000
                                                   =============  ============  =============

Interest Expense (net):

  NTN Network...................................   $    505,000   $   767,000   $    949,000
  Buzztime......................................             --        16,000        110,000
                                                   -------------  ------------  -------------
        Total Interest Expense (net)............   $    505,000   $   783,000   $  1,059,000
                                                   =============  ============  =============

Income Taxes:

  NTN Network...................................   $     41,000   $        --   $         --
  Buzztime......................................             --            --             --
                                                   -------------  ------------  -------------
        Total Income Taxes......................   $     41,000   $        --   $         --
                                                   =============  ============  =============

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)

                                                 THREE-MONTH PERIOD ENDED
                                    -----------------------------------------------------
                                     MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,     TOTAL
                                       2002        2002          2002           2002          2002
                                    ----------  -----------  -------------  -------------  -----------
Total revenue.....................  $   5,897   $    6,158   $      6,516   $      7,039   $   25,610
Total operating expenses..........      5,979        6,989          7,104          7,393       27,465
                                    ----------  -----------  -------------  -------------  -----------
Operating loss....................        (82)        (831)          (588)          (354)      (1,855)
Other income (expense), net.......       (129)        (119)          (125)          (132)        (505)
                                    ----------  -----------  -------------  -------------  -----------
Net loss before income taxes and
  minority interest in loss of
  consolidated subsidiary.........       (211)        (950)          (713)          (486)      (2,360)
Income taxes......................         --           --            (34)            (7)         (41)
Minority interest in loss of
  consolidated subsidiary.........         45           52             58             57          212
                                    ----------  -----------  -------------  -------------  -----------
Net loss..........................  $    (166)  $     (898)  $       (689)  $       (436)  $   (2,189)
                                    ==========  ===========  =============  =============  ===========
Per share amounts:

     Net loss.....................  $    (.00)  $     (.02)  $       (.02)  $      (0.01)  $     (.06)
                                    ==========  ===========  =============  =============  ===========
Weighted-average shares
  outstanding.....................     38,604       39,977         39,270         39,325       39,081
                                    ==========  ===========  =============  =============  ===========


                                                             THREE-MONTH PERIOD ENDED

                                     MARCH 31,   JUNE 30,    SEPTEMBER 30,  DECEMBER 31,      TOTAL
                                       2001        2001          2001           2001          2001
                                    ----------  -----------  -------------  -------------  -----------
Total revenue.....................  $   5,285   $    5,350   $      5,664   $      6,260   $   22,559
Total operating expenses..........      6,812        6,077          6,185          6,419       25,493
                                    ----------  -----------  -------------  -------------  -----------
Operating loss....................     (1,527)        (727)          (521)          (159)      (2,934)
Other income (expense), net.......        (51)        (222)          (251)          (283)        (807)
                                    ----------  -----------  -------------  -------------  -----------
Net loss before income taxes and
  minority interest in loss of
  consolidated subsidiary.........     (1,578)        (949)          (772)          (442)      (3,741)
Minority interest in loss of
  consolidated subsidiary.........         --           --             40             45           85
                                    ----------  -----------  -------------  -------------  -----------
Net loss..........................  $  (1,578)  $     (949)  $       (732)  $       (397)  $   (3,656)
                                    ==========  ===========  =============  =============  ===========
Per share amounts:

     Net loss.....................  $    (.04)  $     (.03)  $       (.02)  $      (0.01)  $     (.10)
                                    ==========  ===========  =============  =============  ===========
Weighted-average shares
  outstanding.....................     36,335       36,660         36,775         37,239       36,755
                                    ==========  ===========  =============  =============  ===========

(16) SUBSEQUENT EVENTS

     On January 15, 2003, we issued and sold 1,000,000 shares of restricted common stock through a private offering to Robert M. Bennett, one of our directors, at a price per share of $1.00. Pursuant to the terms of the transaction, upon receipt of $1.0 million from Mr. Bennett, we issued the restricted shares along with fully vested warrants to purchase 500,000 shares of common stock at $1.15 per share, exercisable through January 15, 2008. No commissions or placement agent fees were paid in connection with the offering. We have agreed to file a registration statement covering the resale of the shares of common stock (including those shares underlying the warrant) issued in both the S-A conversion and in the Bennett investment within 90 days.

     On January 16, 2003, S-A's investment in Buzztime preferred shares converted to NTN common stock at a conversion price of $1.00 per share (see Note
11).

     On February 1, 2003, the $2 million principal balance of the Convertible Notes converted to NTN common stock at the previously agreed conversion price of $1.275 per share (see Note 9).

                                   SCHEDULE II

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                     ADDITIONS                       BALANCE AT
 ALLOWANCE FOR          BALANCE AT  CHARGED TO                        END OF
 DOUBTFUL ACCOUNTS       BEGINNING    EXPENSE      DEDUCTIONS(A)      PERIOD
 ------------------    -----------  ----------  ------------------  -----------
 2002..............    $  440,000     529,000          532,000      $  437,000
 2001..............    $  811,000     767,000        1,138,000      $  440,000
 2000..............    $2,148,000     442,000        1,779,000      $  811,000
----------

(a) Reflects trade accounts receivable written off during the year, net of amounts recovered.

                  See accompanying independentauditors' report.

                                INDEX TO EXHIBITS

                                     EXHIBIT

         EXHIBIT
           NO.                            DESCRIPTION
         -------   -------------------------------------------------------------
         3.1       -- Amended and Restated Certificate of Incorporation of the
                      Company, as amended(4)
         3.2       -- Certificate of Designations, Rights and Preferences of
                      Series B Convertible Preferred Stock(8)
         3.3       -- Certificate of Amendment to Restated Certificate of
                      Incorporation of the Company, dated March 22, 2000(9)
         3.4       -- Certificate of Amendment to Restated Certificate of
                      Incorporation   of  the  Company, dated March 24,  2000(9)
         3.5       -- By-laws of the  Company(2)
         4.1       -- Specimen  Common Stock  Certificate(13)
         4.2       -- Securities Purchase Agreement, dated November 14, 2000, by and among NTN Communications, Inc. and the Buyers, as
                      defined therein(11)
         4.3       -- Registration Rights Agreement, dated November 14, 2000, by and among NTN Communications, Inc. and the Buyers, as
                      defined therein(11)
         4.4       -- First Amendment to Securities Purchase Agreement, dated
                      January 26, 2001, by and among NTN Communications, Inc. and the Buyers, as defined therein.(12)
         4.5       -- Form of Amended and Restated Common Stock Purchase
                      Warrants of NTN Communications, Inc., dated January 26,
                      2001(12)
         4.6*      -- Stock Option Agreement, dated October 7, 1998, by and
                      between NTN Communications, Inc. and Stanley B. Kinsey(5)
         4.7*      -- Stock Option Agreement, dated October 7, 1999, by and
                      between NTN Communications, Inc. and Stanley B. Kinsey(7)
         4.8*      -- Stock Option Agreement, dated January 26, 2001, by and
                      between NTN Communications, Inc. and Stanley B. Kinsey(15)
         10.1      -- License Agreement with NTN Canada(3)
         10.2*     -- Employment Agreement, dated October 7, 1998, by and
                      between NTN Communications, Inc. and Stanley B. Kinsey(5)
         10.3      -- Loan and Security Agreement, dated August 6, 1999, by
                      and between NTN Communications, Inc. and Coast Business
                      Credit, a division of Southern Pacific Bank.(6)
         10.4      -- First Amendment to Loan and Security Agreement, by and
                      between NTN Communications, Inc. and  Coast Business
                      Credit (6)
         10.5      -- Second Amendment to Loan and Security Agreement, by and
                      between NTN Communications, Inc. and Coast Business Credit (15)
         10.6      -- Third Amendment to Loan and Security Agreement, by and
                      between NTN Communications, Inc. and Coast Business Credit (15)
         10.7      -- Fourth Amendment to Loan and Security Agreement, by and
                      between  NTN Communications, Inc. and Coast Business
                      Credit(16)
         10.8      -- Manufacturing Agreement, dated November 25, 1997, by
                      and between NTN Communications, Inc. and Climax Technology
                      Co., Ltd. (10)
         10.9      -- Office Lease, dated July 17, 2000, between Prentiss
                      Properties Acquisition Partners, L.P. and NTN
                      Communications, Inc. (14)
         10.10     -- Fifth Amendment to Loan and Security Agreement, by and
                      between  NTN Communications, Inc. and Coast Business
                      Credit(17)
         10.11     -- Sixth Amendment to Loan and Security Agreement, by and
                      between  NTN Communications, Inc. and Coast Business
                      Credit(18)
         10.12     -- Seventh Amendment to Loan and Security Agreement, by and
                      between  NTN Communications, Inc. and Coast Business
                      Credit(18)
         10.13     -- Eighth Amendment to Loan and Security Agreement, by and
                      between  NTN Communications, Inc. and Coast Business
                      Credit(1)
         10.14     -- Ninth Amendment to Loan and Security Agreement, by and
                      between  NTN Communications, Inc. and Coast Business
                      Credit(1)


         14.0      -- Code of Ethics for Senior Financial Officers (1)
         21.1      -- Subsidiaries of Registrant (1)
         23.1      -- Consent of KPMG LLP(1)

----------

* Management Contract or Compensatory Plan.

     (1)  Filed herewith.

     (2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.

     (3) Previously filed as an exhibit to NTN's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.

     (4) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-69383, filed on December 28, 1998, and incorporated by reference.

     (5) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1998 and incorporated by reference.

     (6) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 30, 1999 and incorporated herein by reference.

     (7) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 31, 1999 and incorporated herein by reference.

     (8) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.

     (9) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.

     (10) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.

     (11) Previously filed as an exhibit to NTN's registration statement on Form S-3, filed on December 11, 2000, and incorporated by reference.

     (12) Previously filed as an exhibit to NTN's registration statement on Form S-3/A, filed on March 5, 2001, and incorporated by reference.

     (13) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.

     (14) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000 and incorporated by reference.

     (15) Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.

     (16) Previously filed as an exhibit to NTN's Form 10-K dated March 6, 2002 and incorporated by reference.

     (17) Previously filed as an exhibit to NTN's Form 10-Q dated April 26, 2002 and incorporated by reference.

     (18) Previously filed as an exhibit to NTN's Form 10-Q dated August 6, 2002 and incorporated by reference.