Form 10-Q
period 2003-03-31
NTN COMMUNICATIONS INC
filed 2003-05-15
CIK 748592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

    YES [X]  NO [  ]

    At May 12, 2003, the registrant had outstanding 45,741,000 shares of common stock, $.005 par value.

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                             MARCH 31,
                                                               2003           DECEMBER 31,
                ASSETS (PLEDGED)                            (UNAUDITED)           2002
                                                          --------------   --------------

Current assets:
  Cash and cash equivalents                               $   1,929,000    $     577,000
  Restricted cash                                               241,000          102,000
  Accounts receivable, net                                    1,765,000        2,013,000
  Investment available for sale                                 182,000          178,000
  Inventory                                                     284,000          241,000
  Deferred costs                                                382,000          492,000
  Prepaid expenses and other current assets                     582,000          581,000
                                                          --------------   --------------
          Total current assets                                5,365,000        4,184,000

Broadcast equipment and fixed assets, net                     4,304,000        5,141,000
Software development costs, net                                 579,000          591,000
Deferred costs                                                  380,000          370,000
Other assets                                                    522,000          556,000
                                                          --------------   --------------
          Total assets                                    $  11,150,000     $ 10,842,000
                                                          ==============   ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $     434,000    $     657,000
  Accrued expenses                                            1,317,000        1,177,000
  Sales tax payable                                             325,000          284,000
  Income taxes payable                                            9,000           30,000
  Obligations under capital leases                              151,000          184,000
  Revolving line of credit                                           --           89,000
  Deferred revenue -- Buzztime                                   96,000               --
  Deferred revenue -- Network                                   995,000        1,199,000
                                                          --------------   --------------
          Total current liabilities                           3,327,000        3,620,000

Obligations under capital leases, excluding current             173,000          199,000
  portion
Revolving line of credit                                      2,043,000        2,250,000
Senior subordinated convertible notes                                --        1,997,000
Deferred revenue -- Network                                     628,000          653,000
                                                          --------------   --------------
          Total liabilities                                   6,171,000        8,719,000
                                                          --------------   --------------

Minority interest in consolidated subsidiary                         --          643,000
                                                          --------------   --------------

Shareholders' equity:

  Series A 10% cumulative convertible preferred stock,
    $.005 par value, 5,000,000 shares authorized; 161,000
    shares issued and outstanding at March 31, 2003 and
    December 31, 2002                                             1,000            1,000
  Common stock, $.005 par value, 70,000,000 shares
     authorized; 43,040,000 and 39,381,000 shares
     issued and outstanding at March 31, 2003 and
     December 31, 2002, respectively                            214,000          196,000
  Additional paid-in capital                                 84,817,000       81,211,000
  Accumulated deficit                                       (79,342,000)     (79,079,000)
  Accumulated other comprehensive loss                         (635,000)        (639,000)
  Treasury stock, at cost, 18,000 and 49,000 shares at
    March 31, 2003 and December 31, 2002, respectively          (76,000)        (210,000)
                                                          --------------   --------------
          Total shareholders' equity                          4,979,000        1,480,000
                                                          --------------   --------------
          Total liabilities and shareholders' equity      $  11,150,000    $  10,842,000
                                                          ==============   ==============

      See accompanying notes to unaudited consolidated financial statements


                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                                THREE MONTHS ENDED
                                                          -------------------------------
                                                             MARCH 31,        MARCH 31,
                                                               2003             2002
                                                          --------------   --------------
Revenues:
  NTN Network division revenues                           $   7,330,000    $   5,839,000
  Buzztime service revenues                                       7,000           56,000
  Other revenues                                                  2,000            2,000
                                                          --------------   --------------

      Total revenues                                          7,339,000        5,897,000
                                                          --------------   --------------

Operating expenses:
  Direct operating costs (includes depreciation of
    $743,000 and $853,000 for the three months
    ended March 31, 2003 and 2002, respectively)              3,004,000        2,170,000
  Selling, general and administrative                         4,108,000        3,409,000
  Depreciation and amortization                                 322,000          397,000
  Research and development                                       77,000            3,000
                                                          --------------   --------------

      Total operating expenses                                7,511,000        5,979,000
                                                          --------------   --------------

Operating loss                                                 (172,000)         (82,000)
                                                          --------------   --------------
Other income (expense):
  Interest income                                                    --            4,000
  Interest expense                                              (93,000)        (133,000)
                                                          --------------   --------------

          Total other expense                                   (93,000)        (129,000)
                                                          --------------   --------------

Loss before minority interest in loss of                       (265,000)        (211,000)
  consolidated subsidiary and income taxes

Minority interest in loss of consolidated subsidiary             10,000           45,000
                                                          --------------   --------------

Net loss before income taxes                                   (255,000)        (166,000)

  Income taxes                                                    8,000               --
                                                          --------------   --------------

Net loss                                                  $    (263,000)   $    (166,000)
                                                          ==============   ==============

Net loss per common share - basic and diluted             $       (0.01)   $       (0.00)
                                                          ==============   ==============

Weighted average shares outstanding-basic and diluted        42,088,000       38,604,000
                                                          ==============   ==============

       See accompanying notes to unaudited consolidated financial statements


                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                  THREE MONTHS ENDED
                                                          -------------------------------
                                                             MARCH 31,       MARCH 31,
                                                               2003            2002
                                                          --------------   --------------
Cash flows provided by operating activities:
  Net loss                                                $    (263,000)   $    (166,000)
  Adjustments to reconcile net loss to net cash
    provided by operating activities (net of effects
    of acquisitions in 2002):
      Depreciation and amortization                           1,065,000        1,250,000
      Provision for doubtful accounts                             8,000           71,000
      Non-cash stock-based compensation charges                  41,000           23,000
      Minority interest in loss of consolidated subsidiary      (10,000)         (45,000)
      Non-cash interest expense                                  14,000           40,000
      Accreted interest expense                                   3,000           10,000
      Loss from disposition of equipment                         32,000           31,000
      Changes in assets and liabilities:
        Restricted cash                                        (139,000)        (105,000)
        Accounts receivable                                     240,000          (70,000)
        Inventory                                               (43,000)         (27,000)
        Deferred costs                                          100,000           49,000
        Prepaid expenses and other assets                            --         (113,000)
        Accounts payable and accrued expenses                     7,000         (127,000)
        Deferred revenue                                       (133,000)        (277,000)
                                                          --------------   --------------

           Net cash provided by operating activities            922,000          544,000
                                                          --------------   --------------

Cash flows from investing activities:
  Capital expenditures                                         (154,000)        (326,000)
  Software development expenditures                             (61,000)         (90,000)
  Deposits on broadcast equipment                                    --           69,000
                                                          --------------   --------------

           Net cash used in investing activities               (215,000)        (347,000)
                                                          --------------   --------------

Cash flows from financing activities:
  Principal payments on capital leases                          (59,000)         (59,000)
  Borrowings from revolving line of credit                    7,341,000        5,760,000
  Principal payments on revolving line of credit             (7,637,000)      (5,604,000)
  Proceeds from issuance of common and preferred
    stock, net of offering expenses                             975,000               --
  Proceeds from exercise of stock options and warrants           25,000            8,000
                                                          --------------   --------------

           Net cash provided by financing activities            645,000          105,000
                                                          --------------   --------------

Net increase in cash and cash equivalents                     1,352,000          302,000

Cash and cash equivalents at beginning of period                577,000        1,296,000
                                                          --------------   --------------
Cash and cash equivalents at end of period                $   1,929,000    $   1,598,000
                                                          ==============   ==============

      See accompanying notes to unaudited consolidated financial statements


                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                THREE MONTHS ENDED
                                                          -------------------------------
                                                             MARCH 31,        MARCH 31,
                                                               2003             2002
                                                          --------------   --------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                            $      76,000    $      83,000
                                                          ==============   ==============

      Income taxes                                        $      29,000    $          --
                                                          ==============   ==============

Supplemental disclosure of non-cash investing and financing activities:

      Issuance of common stock in payment of interest     $      54,000    $      40,000
                                                          ==============   ==============

      Equipment acquired under capital leases             $          --    $      74,000
                                                          ==============   ==============

      Unrealized holding loss on investments              $       4,000    $    (102,000)
                                                          ==============   ==============

      Issuance of treasury stock in payment of board
        compensation                                      $      30,000    $      16,000
                                                          ==============   ==============


      Conversion of Senior Subordinated Notes into
        common stock                                      $   2,000,000    $          --
                                                          ==============   ==============


      Conversion of Buzztime Preferred Series A into
        common stock                                      $     633,000    $          --
                                                          ==============   ==============

     See accompanying notes to unaudited consolidated financial statements.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                                 MARCH 31, 2003

1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and its majority-owned subsidiaries (collectively, "we" or "NTN") and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to our consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2003.

     The consolidated financial statements for the three months ended March 31, 2003 and 2002 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2002.

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

o We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on Staff Accounting Bulletin No. 101, we amortize these amounts over an estimated three-year average life of a customer relationship. If a significant number of our customers leave us before the estimated life of each customer is attained, amortization of those deferred costs and revenues would accelerate, which would result in net incremental revenue.

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

o Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS or in the SUBSEQUENT EVENTS or in the RELATED PARTIES notes of the audited financial statements in our Form 10-K for the year ended December 31, 2002.

STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE-AN AMENDMENT OF FASB STATEMENT NO. 123 (SFAS No. 148). SFAS 148 amends FASB Statement No. 123; ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 beginning with our annual financial statements for the year ended December 31, 2002.

     We applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for our stock options. No compensation expense has been recognized for the options granted under the Special Plan and the Option Plan unless the grants were issued at exercise prices below market value. Compensation cost is based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123. The following table represents the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148.

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           --------------------------

                                                               2003          2002
                                                           ------------  ------------
Net loss                 As reported.................      $   263,000   $   166,000
                         Add:  stock-based employee
                           compensation expense included
                           in reported net loss, net of
                           related tax effects                   2,000         2,000
                         Deduct: stock-based employee
                           compensation expense, net of
                           related tax effects                 287,000       268,000
                                                           ------------  ------------

                         Pro forma............             $   548,000   $   432,000
Basic and diluted net    As reported............           $      0.01   $      0.00
 loss per share
                         Pro forma..............           $      0.01   $      0.01


     The per share weighted-average fair value of stock options granted during the three months ended March 31, 2003 and 2002 was $1.10, and $0.80, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 -- dividend yield of 0%, risk-free interest rate of 2.61%, expected volatility of 110%, and expected life of 4.0 years; and 2002 -- dividend yield of 0%, risk-free interest rate of 4.67%, expected volatility of 124%, and expected life of 4.7 years. In compliance with APB No. 25, we expensed $2,000 for the three months ended March 31, 2003 and 2002, associated with the grants of 80,000 options in 2000 below market value pursuant to the Option Plan. No options were granted below market value in 2003 and 2002 pursuant to the Option Plan.

3. INCOME (LOSS) PER SHARE

     For the three months ended March 31, 2003 and 2002, options, warrants, convertible preferred stock and convertible notes representing approximately 12,407,000 and 12,443,000 potential common shares, respectively, have been excluded from the computation of net loss per share, as their effect was anti-dilutive.

4. SEGMENT INFORMATION

     Our operations are to develop and distribute interactive entertainment. Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Network and Buzztime divisions. NTN Network revenue is generated primarily from broadcasting content to customer locations through two interactive television networks, from advertising sold on the network and from its wireless business with restaurant on-site paging systems, electronic gift cards, loyalty programs and electronic data-managed comment cards. NTN Network revenues comprise 99% of our total revenue for the three months ended March 31, 2003 and 2002. Revenue from Buzztime is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties. Included in the operating loss and depreciation and amortization for both the NTN Network and Buzztime is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments. The following tables set forth certain information regarding our segments and other operations:

                                           THREE MONTHS ENDED

                                        MARCH 31,     MARCH 31,
                                          2003          2002
                                       ------------  ------------
Revenues

  Network (includes "other revenues")  $ 5,494,000   $ 5,698,000

  NTN Wireless                           1,838,000       143,000
                                       ------------  ------------
  NTN Network division                   7,332,000     5,841,000
  Buzztime                                   7,000        56,000
                                       ------------  ------------

  Total revenue                        $ 7,339,000   $ 5,897,000
                                       ============  ============

Operating income (loss)

  Network                              $   540,000   $   635,000
  NTN Wireless                             241,000        38,000
                                       ------------  ------------
  NTN Network division                     781,000       673,000
  Buzztime                                (953,000)     (755,000)
                                       ------------  ------------

  Operating loss                       $  (172,000)  $   (82,000)
                                       ============  ============

Net income (loss)

  Network                              $   439,000   $   506,000
  NTN Wireless                             241,000        38,000
                                       ------------  ------------
  NTN Network division                     680,000       544,000
  Buzztime                                (943,000)     (710,000)
                                       ------------  ------------

  Net loss                             $  (263,000)  $  (166,000)
                                       ============  ============


5. CONTINGENT LIABILITY

     Our Canadian licensee is currently in discussions with the Canada Customs and Revenue Agency regarding a liability relating to withholding tax on certain amounts previously paid to us by the Canadian licensee. Our licensee has been assessed approximately $649,000 Canadian dollars (equivalent to approximately $441,000 U.S. dollars as of March 31, 2003) by the Canada Customs and Revenue Agency, but is in the process of appealing the assessment. If the appeal is unsuccessful, it is unclear as to what, if any, liability we might have in this matter. No amounts have been accrued relating to this contingent liability.

6. DEFERRED REVENUE - BUZZTIME

     In February 2003, we entered into a Trial Agreement with a major cable operator that involves developing the Buzztime channel for potential deployment on two different cable technology platforms within that operator's system. The Trial Agreement runs through December 2004. During the three months ended March 31, 2003, the cable operator paid us an initial non-refundable amount of $100,000 and the Trial Agreement calls for two additional payments of approximately $200,000 each if we enter into trials with the operator on each of the two specified technology platforms. The cable operator has the right under the Trial Agreement to apply 50% of any amount paid under the agreement against future development and/or license fees paid by that operator to us for the carriage of the Buzztime channel through June 2004. We are currently amortizing the initial payment over the 23 month contract term and recognizing 50% of the amortized amount as revenue in light of the operator's ability to apply 50% of the amount paid against potential future license payments made to us. The remaining 50% is reflected as deferred revenue on the accompanying consolidated balance sheet. During the three months ended March 31, 2003, we recognized $4,000 of revenue related to this agreement.

7. BENNETT INVESTMENT

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

8. BUZZTIME CONVERSION

     On June 8, 2001, an affiliate of Scientific-Atlanta invested $1,000,000 in Buzztime for 636,943 shares of its Series A preferred stock, representing 6% of Buzztime's capitalization on an as-converted basis, and warrants to obtain an additional 159,236 shares of its Series A preferred stock. Each share of Series A preferred stock was initially convertible into one share of Buzztime common stock and entitled to a non-cumulative dividend of 8%, if, and when as declared by Buzztime's board of directors. The exercise price of the warrants for Series A preferred stock is $1.57 per share. However, the warrants vest in 10% increments only as cable system operators sign on by executing a distribution agreement for the Buzztime channel.

     We granted Scientific-Atlanta the right to exchange its shares of Series A preferred stock into shares of NTN common stock if (i) Buzztime did not obtain additional equity financing of $2,000,000 before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime before June 8, 2002, (iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime before June 8, 2002. On January 16, 2003, Scientific-Atlanta converted its shares of Series A preferred stock into 1,000,000 shares of NTN common stock at a conversion price of $1.00 per share.

9. SENIOR SUBORDINATED NOTES CONVERSION

     On February 1, 2003, $2,000,000 of convertible senior subordinated notes converted into 1,568,628 shares of our common stock based on the agreed upon conversion price of $1.275 per share.

10. SUBSEQUENT EVENTS

     On May 1, 2003,  we  received a letter  from the  American  Stock  Exchange
(AMEX) stating that NTN is now in compliance with AMEX listing standards. In our SEC filings over the past year, we have disclosed that we needed to achieve $6 million of shareholders' equity to be in compliance with AMEX listing standards. However, as a result of new AMEX rules effective January 2003, we are now in compliance. The new rules permit a company to remain listed on AMEX if it, like NTN, has a total market capitalization of at least $50 million, has at least 1.1 million shares publicly held, has a market value of publicly held shares of at least $15 million and has a minimum of 400 round lot shareholders.

     In the event we no longer satisfy the requirements of the new rule (from subsequent changes in market capitalization or otherwise), we would be subject to other AMEX listing requirements for companies that have not reported profits during the past five years, including a requirement of at least $6 million in shareholders' equity. As of March 31, 2003, we would not satisfy such a requirement, with only $5 million in shareholders' equity.

     On May 2, 2003 at our Annual Shareholders' Meeting, a proposal to amend our restated Certificate of Incorporation to increase the number of authorized shares of common stock from 70 million shares to 84 million shares was approved.

     On May 7, 2003, Media General, Inc., a communications company with interests in newspapers, television stations, interactive media and diversified information services, made a $3 million strategic investment in NTN. This investment provides us with additional capital. In return for the investment, we issued and sold 2,000,000 shares of restricted NTN common stock through a private offering to Media General at a price per share of $1.50. Pursuant to the terms of the transaction, upon receipt of $3 million from Media General, we issued the restricted shares along with fully vested warrants to purchase 500,000 shares of Buzztime common stock at $3.46 per share, exercisable through May 7, 2007.

     Additionally, we issued 666,667 shares of restricted NTN common stock, valued at $1 million, to license selected technology and content from Media
General to add additional game content to the Buzztime interactive television game channel. The license includes a 5-year exclusive interactive television license to certain intellectual property, with options to extend the license.In connection with the investment, we increased the size of our Board of Directors to nine directors and appointed Neal F. Fondren, Vice President of Media General and President of Media General's Interactive Media Division to the vacancy.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

     THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS REFLECT FUTURE EVENTS, RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES, INCLUDING STATEMENTS RELATED TO OUR STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND FINANCIAL POSITION OF NTN COMMUNICATIONS, INC. AND ITS SUBSIDIARIES. FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND OUR CURRENT EXPECTATIONS, ESTIMATES, FORECASTS, AND PROJECTIONS ABOUT THE INDUSTRIES IN WHICH WE OPERATE AND THE BELIEFS AND ASSUMPTIONS OF MANAGEMENT. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "COULD," "TARGETS," "PROJECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "MAY," "WILL," "WOULD," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION, ANY STATEMENTS WHICH REFER TO PROJECTIONS OF OUR FUTURE FINANCIAL PERFORMANCE, OUR ANTICIPATED GROWTH AND TRENDS IN OUR BUSINESSES, AND OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES, ARE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED THAT THESE FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT MAY BE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 UNDER THE SECTION ENTITLED "RISK FACTORS," AND IN OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT FOR ANY REASON.

GENERAL

     We operate our businesses principally through two operating segments: the NTN Network(R) division and our Buzztime Entertainment, Inc.(TM) subsidiary ("Buzztime"). The NTN Network division provides entertainment services and on-site communications products to the hospitality industry. Buzztime operates our live broadcast studio, produces our trivia and live sports "play-along" content to both the NTN Network and new consumer interactive platforms, and is developing the Buzztime(R) interactive television channel.

THE NTN NETWORK DIVISION

     The NTN Network division ("the Division") is one of our two primary business units. We provide consumer-oriented interactive communications and entertainment products to the out-of-home hospitality industry including restaurants, sports bars, taverns, cruise ships, hotels and active adult communities who are looking for a competitive point-of-difference to attract and retain customers.

     We have maintained a unique and preemptive position in the hospitality industry for over 18 years as a platform for providing interactive trivia and play-along sports programming. We believe that strong growth opportunities exist by continuing to leverage our preeminent entertainment product and our installed base of 3,058 United States venues to include other interactive communications and entertainment services that effectively increase both breadth and depth of their business in this segment.

     We have adopted the mission to become the leader in providing distributed network systems comprised of interactive entertainment services to the out-of-home commercial market, focusing first on the hospitality industry. As such, the division is evolving from one that provides a single product--interactive entertainment located primarily in the bar area--to one that provides full-service "front of the house" products and services across the establishment. These products and services include wireless commercial communication services, additional entertainment services and devices, interactive training and an expanded set of member services--including emerging stored value gift and loyalty card programs. Providing this expanded array of products will allow us to offer additional value to, and grow revenues in, our primary markets, as well as to expand the market to include hospitality venues such as fine dining, QSR (Quick Serve Restaurants, e.g. fast food) and family dining formats that are beyond our traditional customer base of casual dining, sports bars and taverns.

BUZZTIME ENTERTAINMENT

     Buzztime, our wholly owned subsidiary, was incorporated in the state of Delaware in December 1999 with the objective of creating new revenue from distributing NTN's content library to several interactive consumer platforms, with a primary focus on interactive television. Most of our interactive content and interactive television technology is now owned or licensed by Buzztime. Buzztime specializes in real-time, mass-participation games and entertainment that are produced specifically for interactive television including the Buzztime interactive trivia channel for cable television and satellite television services. We manage one of the world's largest trivia game show libraries from our interactive television broadcast studio where we also produce our live, Predict the Play(R) interactive television sports games and real-time viewer polls. Buzztime is developing and distributing the Buzztime Channel with the intent to become the first broadly available interactive television game channel on U.S. cable and satellite systems.

     We launched the Buzztime trivia channel in June 2002 in York, Pennsylvania on the Susquehana Cable ("SusCom") system. We believe this was the first deployment of a real-time, two-way cable channel in the U.S. that operated on commercially deployed digital set-top boxes. In April 2003, we launched the second deployment of the channel in Portland, Maine on the Time Warner cable system. In addition, Buzztime remains the primary content provider to the NTN Network and currently works with leading companies such as Scientific-Atlanta, Inc., The National Football League (NFL), Liberate Technologies, Microsoft Corporation's MSNTV and others to bring consumers real-time interactive entertainment.

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

BUSINESS STRATEGY

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

o Increase revenues through current and new revenue sources. The NTN Network receives service revenue from subscribing out-of-home locations as well as third-party advertising revenue and production services and royalty revenue from our Canadian licensee. We expect to continue generating revenue through these sources and, by growing our customer base, we also expect to see revenue growth in service and advertising revenue. Similarly, as Buzztime gains distribution with cable television operators, we expect to increase revenue through three sources: license fees paid by local cable television operators; fees paid by interactive television home subscribers for premium services or pay-per-play transactions; and advertising revenue. Both business units may also explore market opportunities to acquire complimentary businesses to increase revenues and earnings. An example of a recent acquisition is NTN Wireless which generated approximately $2.4 million in revenues from April through December 2002 through sales of restaurant pagers. NTN Wireless is part of our NTN Network business segment.

     There can be no assurance, however, that we will be successful in executing this strategy.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

     Operations for the three months ended March 31, 2003 resulted in a net loss of $263,000 compared to a net loss of $166,000 for the three months ended March 31, 2002.

REVENUES

     Total revenues increased by $1,442,000 or 24%, to $7,339,000 for the three months ended March 31, 2003 from $5,897,000 for the three months ended March 31, 2002. This increase was primarily due to NTN Network division revenues as shown in the following table (in thousands):

                                 THREE MONTHS ENDED
                                      MARCH 31
                                 ------------------
                                   2003      2002
                                 --------  --------
NTN Network Division Revenues    $ 7,330   $ 5,839
Buzztime Revenues                      7        56
Other Revenues                         2         2
                                 --------  --------
Total Revenues                   $ 7,339   $ 5,897
                                 ========  ========

     NTN Network division revenues increased by $1,491,000 or 26%, to $7,330,000 for the three months ended March 31, 2003 from $5,839,000 for the three months ended March 31, 2002. The increase in revenue was due to the contribution of the NTN Wireless business formed in the second quarter of 2002 after we acquired the assets of two companies in the restaurant wireless paging industry. NTN Network division revenue included approximately $1,838,000 of revenue from NTN Wireless business. Hospitality service revenues increased by approximately $144,000 due to an increase in the average billing rate per site. The NTN Network U.S. customer site count at March 31, 2003 was approximately 3,058. Installation revenue associated with installing new customer sites decreased approximately $203,000 as some of the deferred revenue associated with the installation has become fully amortized. Advertising revenue decreased approximately $306,000.

     Buzztime revenues were $7,000 for the three months ended March 31, 2003, compared to $56,000 for the three months ended March 31, 2002 due to the expiration of certain contracts during 2002.

OPERATING EXPENSES

     Direct operating costs increased by $834,000 or 38%, to $3,004,000 for the three months ended March 31, 2003 from $2,170,000 for the three months ended March 31, 2002. Direct operating costs for the three months ended March 31, 2003 included approximately $1,169,000 for costs of goods sold from the NTN Wireless business. Excluding the NTN Wireless cost of goods sold, our direct operating costs decreased by $335,000 for the three months ended March 31, 2003. Marketing site visits decreased approximately $121,000 due to a scheduled reduction in the onsite visits to the sites. Depreciation expense decreased $110,000 due to some of the digital broadcast equipment becoming fully depreciated, offset by an increase in amortization for Buzztime software.

     Selling, general and administrative expenses increased by $699,000 or 21%, to $4,108,000 for the three months ended March 31, 2003 from $3,409,000 for the three months ended March 31, 2002. Selling, general and administrative expenses included an increase in payroll and related expenses of approximately $339,000 as the head count increased, which includes the addition of the NTN Wireless employees and Buzztime employees to support their initiatives. Marketing expenses increased $148,000 due to additional trade shows and advertising materials for NTN Wireless in addition to other client promotions. Professional fees increased approximately $92,000 due to an increase in legal expenses. Travel and entertainment increased approximately $72,000 related to NTN Wireless and increased travel to support the Buzztime initiatives and deploymentof the Buzztime channel.

     Depreciation and amortization not related to direct operating costs decreased $75,000, or 19%, to $322,000 for the three months ended March 31, 2003 from $397,000 for the three months ended March 31, 2002 due to certain assets becoming fully depreciated.

     Research and development expenses increased $74,000 to $77,000 for the three months ended March 31, 2003 compared to $3,000 for the three months ended March 31, 2002, due primarily to the development of the digital network and Internet initiatives.

INTEREST EXPENSE

     Interest expense decreased 30% to $93,000 for the three months ended March 31, 2003, compared to $133,000 for the three months ended March 31, 2002, primarily due to the conversion of the senior subordinated convertible notes on February 1, 2003.

MINORITY INTEREST AND TAXES

     Minority interest in loss of consolidated subsidiary decreased to $10,000 for the three months ended March 31, 2003, compared to $45,000 for the three months ended March 31, 2002. On January 16, 2003 Scientific-Atlanta converted its preferred stock investment into NTN common stock, thereby eliminating its minority interest.

     The NTN Network expects to report taxable income for the year ended December 31, 2003. For federal income tax reporting purposes and in unitary states where the NTN Network may file on a combined basis, taxable losses incurred by Buzztime Entertainment should be sufficient to offset NTN Network's taxable income. In states where separate filing is required, NTN Network will likely incur a state tax liability. As a result, NTN Network recorded a state tax provision of $8,000 in the first quarter of 2003. No state tax provision was recorded in the first quarter of 2002.

EBITDA

     Our  earnings  before  interest,   taxes,   depreciation  and  amortization
("EBITDA") decreased by $310,000 to $903,000 for the three months ended March 31, 2003 from EBITDA of $1,213,000 for the three months ended March 31, 2002.

     EBITDA is not intended to represent a measure of performance in accordance with generally accepted accounting principles ("GAAP"). Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe that financial analysts, lenders, investors and other interested parties find it to be a useful tool for measuring the operating performance of companies like NTN that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings.

     The following table reconciles our net loss per GAAP to EBITDA:

                                            THREE MONTHS ENDED
                                                    MARCH 31
                                      -----------------------------
                                          2003            2002
                                      -------------   -------------
EBITDA CALCULATION

Net loss per GAAP                     $   (263,000)   $   (166,000)
  Interest expense (net)                    93,000         129,000
  Depreciation and amortization          1,065,000       1,250,000
  Income taxes                               8,000              --
                                      -------------   -------------
EBITDA                                $    903,000    $  1,213,000
                                      =============   =============

On a segment basis, our two segments generated EBITDA levels as presented below:

                                           THREE MONTHS ENDED MARCH 31, 2003

EBITDA CALCULATION:                      NETWORK         BUZZTIME        TOTAL
                                      -------------   -------------  -------------
Net income (loss)                     $    680,000    $   (943,000)  $   (263,000)
     Interest expense (net)                 93,000              --         93,000
     Depreciation and amortization         921,000         144,000      1,065,000
     Income taxes                            8,000              --          8,000
                                      -------------   -------------  -------------
EBITDA                                $  1,702,000    $   (799,000)  $    903,000
                                      =============   =============  =============


                                           THREE MONTHS ENDED MARCH 31, 2002

EBITDA CALCULATION:                      NETWORK         BUZZTIME        TOTAL
                                      -------------   -------------  -------------
Net income (loss)                     $    544,000    $   (710,000)  $   (166,000)
     Interest expense (net)                129,000              --        129,000
     Depreciation and amortization       1,051,000         199,000      1,250,000
     Income taxes                               --              --             --
                                      -------------   -------------  -------------
EBITDA                                $  1,724,000    $   (511,000)  $  1,213,000
                                      =============   =============  =============

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, we had cash and cash equivalents of $1,929,000 and working capital (current assets in excess of current liabilities) of $2,038,000, compared to cash and cash equivalents of $577,000 and working capital of $564,000 at December 31, 2002. Net cash provided by operations was $922,000 for the three months ended March 31, 2003 and $544,000 for the three months ended March 31, 2002. Depreciation, amortization and other non-cash charges offset the net loss in each period.

     Net cash used in investing activities was $215,000 for the three months ended March 31, 2003 compared with $347,000 for the three months ended March 31, 2002. Included in net cash used in investing activities for the three months ended March 31, 2003 was $154,000 in capital expenditures and $61,000 in software development expenditures.

     Net cash provided by financing activities was $645,000 for the three months ended March 31, 2003 compared to $105,000 for the three months ended March 31, 2002. The cash provided by financing activities for the three months ended March 31, 2003 included $975,000 of proceeds from issuance of common stock net of offering expenses and $25,000 of proceeds from the exercise of warrants. These proceeds were partially offset by cash used in financing activities which included $296,000 of net principal payments on the revolving line of credit and $59,000 of principal payments on capital leases.

BENNETT INVESTMENT

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

CONVERTIBLE SENIOR SUBORDINATED NOTES

     On February 1, 2003, $2,000,000 of convertible senior subordinated notes converted into 1,568,628 shares of our common stock based on the agreed conversion price of $1.275 per share.

REVOLVING LINE OF CREDIT

     On February 4, 2003, we amended our revolving line of credit with Coast Business Credit ("Coast") to extend the maturity date on the line of credit from June 30, 2003 to June 30, 2004. The amendment also eliminated the previously scheduled March 31, 2003 $250,000 paydown on the line of credit, deleted the trailing cash flow multiplier element of the borrowing base and modified the cash flow oriented covenants. We agreed to pay Coast a renewal fee of $30,000 on July 1, 2003 in association with this amendment. There were no changes to the interest rate in this amendment.

     On February 7, 2003, Coast and its parent company, Southern Pacific Bank, were seized by the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC is currently acting as a trustee for Coast and is in the process of selling off Coast's loan portfolio to other lending institutions. We were informed on May 14, 2003 that our credit line had been purchased by GF Asset Management, LLC, a subsidiary of GE Capital. There could be some delays in funding during the transition period, but we do not expect the delays to impact us significantly.

INVESTMENT IN BUZZTIME

     On June 8, 2001, an affiliate of Scientific-Atlanta invested $1,000,000 in Buzztime for 636,943 shares of its Series A preferred stock, representing 6% of Buzztime's capitalization on an as-converted basis, and warrants to obtain an additional 159,236 shares of its Series A preferred stock. Each share of Series A preferred stock was initially convertible into one share of Buzztime common stock and entitled to a non-cumulative dividend of 8%, if, and when as declared by Buzztime's board of directors. The exercise price of the warrants for Series A preferred stock is $1.57 per share. However, the warrants vest in 10% increments only as cable system operators sign on by executing a distribution agreement for the Buzztime channel.

     In connection with the investment, Buzztime entered into a development, license and marketing agreement with Scientific-Atlanta to co-develop an application to enable operation of a Buzztime interactive trivia game show channel on Scientific-Atlanta's Explorer digital interactive set-top network for distribution by cable operators to their subscribers. The $1,000,000 in net proceeds were only to be used towards development of the application for Scientific-Atlanta and fulfillment of Buzztime's obligations under the development agreement. In March 2003, we entered into a letter agreement with Scientific-Atlanta, Inc. providing for termination of certain provisions of the development, license and marketing agreement as well as for the sale and license by Scientific-Atlanta to Buzztime of certain equipment and related software and the provision by Scientific-Atlanta to Buzztime of certain training and application developer support services to enable Buzztime to develop and operate the Buzztime Channel on Scientific-Atlanta's Explorer set-top network for distribution by cable operators to their subscribers.

     We granted Scientific-Atlanta the right to exchange its shares of Series A preferred stock into shares of NTN common stock if (i) Buzztime did not obtain additional equity financing of $2,000,000 before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime before June 8, 2002, (iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime before June 8, 2002. On January 16, 2003, Scientific-Atlanta converted its shares of Series A preferred stock into 1,000,000 shares of NTN common stock at a conversion price of $1.00 per share.

LISTING ON AMERICAN STOCK EXCHANGE

     On May 1, 2003,  we  received a letter  from the  American  Stock  Exchange
(AMEX) stating that NTN is now in compliance with AMEX listing standards. In our SEC filings over the past year, we have disclosed that we needed to achieve $6 million of shareholders equity to be in compliance with AMEX listing standards. However, as a result of new AMEX rules effective January 2003, we are now in compliance. The new rules permit a company to remain listed on AMEX if, like NTN, it has a total market capitalization of at least $50 million, has at least
1.1 million shares publicly held, has a market value of publicly held shares of at least $15 million and has a minimum of 400 round lot shareholders.

     In the event we no longer satisfy the requirements of the new rule (from subsequent changes in market capitalization or otherwise), we would be subject to other AMEX listing requirements for companies that have not reported profits during the past five years, including a requirement of at least $6 million in shareholders' equity. As of March 31, 2003, we would not satisfy such a requirement, with only $5.0 million in shareholders' equity.

INCREASE IN AUTHORIZED SHARES

     On May 2, 2003 at our Annual Shareholders' Meeting, a proposal to amend our restated Certificate of Incorporation to increase the number of authorized shares of common stock from 70 million shares to 84 million shares was approved.

MEDIA GENERAL INVESTMENT

     On May 7, 2003, Media General, Inc., a communications company with interests in newspapers, television stations, interactive media and diversified information services, made a $3 million strategic investment in NTN. This investment provides us with additional capital. In return for the investment, we issued and sold 2,000,000 shares of restricted NTN common stock through a private offering to Media General at a price per share of $1.50. Pursuant to the terms of the transaction, upon receipt of $3 million from Media General, we issued the restricted shares along with fully vested warrants to purchase 500,000 shares of Buzztime common stock at $3.46 per share, exercisable through May 7, 2007.

     Additionally, we issued 666,667 shares of restricted NTN common stock, valued at $1 million, to license selected technology and content from Media
General to add additional game content to the Buzztime interactive television game channel. The license includes a 5-year exclusive interactive television license to certain intellectual property, with options to extend the license. In connection with the investment, we appointed Neal F. Fondren, Vice President of Media General and President of Media General's Interactive Media Division to our Board of Directors.

FUTURE FINANCING NEEDS

     We believe that the recent $3 million investment by Media General will satisfy our requirements for additional financing in 2003 and likely several additional quarters. The investment raises currently available cash on hand to over $5 million given the outstanding balance on our credit line of approximately $2 million. Generally, our financing requirements will depend upon the growth of our two business segments.

     Future capital investment for our new satellite network, new installations and for Buzztime may cause us to once again be a user of cash, though we currently do not anticipate being a net user of greater than $2 million in 2003. We expect the level of expenditures in

Buzztime to rise over 2003 as we have entered the deployment phase with SusCom in York, Pennsylvania and Time Warner in Portland, Maine and continue in the testing phase with certain other cable operators. However, subject to any unexpected changes in our business that may occur as a result of a continued economic slowdown, and unless we incur unanticipated expenses, we believe we will continue generating adequate cash from the operation of the NTN Network which, when combined with cash resources on hand, the combination of the Media General investment, the Bennett investment and our line of credit, will allow us to continue to fund Buzztime at least through the third quarter of 2004 at current operational levels. If current Buzztime Channel sales efforts to major cable system operators (the largest cable system operators in the United States) succeed as planned and we enter into field trials with those cable operators, management intends to aggressively increase Buzztime sales and marketing efforts to more quickly advance our distribution within the U.S. market, which likely will require additional capital in 2004 and/or 2005. We also believe that Buzztime's success in entering into those field trials with major cable system operators may enhance our ability to raise additional capital at favorable pricing although there can be no assurance that will happen.

     The NTN Network has transmitted its data through the FM2 satellite platform for more than ten years. That arrangement is scheduled to end in February 2005. We have entered into equipment purchase and satellite service agreements to convert the NTN Network to a much higher speed, two-way VSAT (Very Small Aperture Technology) satellite technology over the two-year period ending February 2005. These agreements are with the same reseller of satellite services that provided the FM2 satellite platform to us. This anticipated conversion to a two-way satellite technology will be a significant use of capital resources. We believe that the conversion of customer locations may require incremental capital expenditures of $3.0 to $4.5 million and increased cash operating expenses (including estimated installation costs) of $2.0 to $2.5 million over the two-year conversion period, which will lower our historical positive cash flow. During the two-year conversion period, we believe that this conversion will also have a moderately adverse impact on our earnings when compared with what earnings would be without the expenditures.

     Following the two-year conversion period, we believe that the cost of installing and operating the two-way satellite network will be offset both through expense reductions and by revenue enhancements. In the longer term, we believe that this conversion will increase our earnings potential.

     We are also considering adding to our product line certain other business applications that are relevant to the hospitality industry. We may add these incremental hospitality products through reseller arrangements or through acquisition. Our limited capital resources may prevent us from making such product additions or acquisitions on a cash basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of March 31, 2003, we owned common stock of an Australian company that is subject to market risk. At March 31, 2003, the carrying value of this investment was $182,000, which is net of a $635,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At March 31, 2003, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $18,000 in the carrying value of the investment.

     We have outstanding line of credit borrowings, which bear interest at a rate equal to the higher of the prime rate plus 1.5% per annum, or 9% per annum. At March 31, 2003, a hypothetical one-percentage point increase in the prime rate would result in an increase of $20,000 in annual interest expense for line of credit borrowings.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are subject to litigation from time to time in the ordinary course of our business. There can be no assurance that any or all of the following claims will be decided in our favor and we are not insured against all claims made. During the pendency of such claims, we will continue to incur the costs of our legal defense.

INTERACTIVE NETWORK, INC.

     We have been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). We reached a resolution with IN of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between us. There remain two lawsuits involving us, our unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. The litigation involves licensing and patent infringement issues. These actions relate only to the broadcast of the NTN Network to subscribers of our Canadian licensee and do not extend to our network operations in the United States or elsewhere. In April 2002, Two Way TV (US), Inc., was created as a joint venture between IN and Two Way TV Limited. Two Way TV (US) was incorporated in Delaware on January 10, 2000 to develop and market IN's patent portfolio and Two Way TV Limited's content, technology and patents for digital interactive services. As a result of a merger with IN, Two Way TV
(US) now owns and controls all of IN's intellectual property. To date, IN has deposited a total of $140,000 Canadian currency with the Canadian Court in compliance with Court order as security for costs to be incurred by us in defense of the action. We are awaiting assignment of a trial date and have been advised that the Court is currently scheduling trials for the 2004 calendar. We intend to continue to defend the action vigorously.

LONG RANGE SYSTEMS

     On March 21, 2003, Long Range Systems, Inc. ("LRS") filed, in the United States District Court, Northern District of Texas, a patent infringement complaint against our NTN Wireless subsidiary. This complaint alleged trade dress and patent infringement and unfair competition. This complaint relates only to our repair and replacement activities of LRS pagers, which is not a significant percentage of our NTN Wireless business. On May 9, 2003, we filed with the court a motion to dismiss the LRS complaint. We do not believe that this matter represents a significant level of exposure and intend to defend vigorously.

     On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. Our complaint alleges that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name: WWW.NTNWIRELESS.COM in violation of our trademark rights.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 4, 2003 and February 1, 2003, we issued approximately 40,000 and 15,000 shares of NTN common stock, respectively, to the holders of the outstanding 8% senior convertible notes, as payment of interest of approximately $54,000 on such notes.

     On January 1, 2003 and February 1, 2003, we issued approximately 13,000 and 18,000 shares of treasury stock, respectively, in lieu of a cash payment of approximately $30,000 for board of directors' compensation.

     On January 15, 2003, we issued and sold 1,000,000 shares of restricted NTN common stock through a private offering to Robert M. Bennett, one of our directors, at a price per share of $1.00. Pursuant to the terms of the transaction, upon receipt of $1.0 million from Mr. Bennett, we issued the restricted shares along with fully vested warrants to purchase 500,000 shares of NTN common stock at $1.15 per share, exercisable through January 15, 2008.

     On January 16, 2003, the 636,943 shares of Buzztime Series A preferred stock were converted to 1,000,000 shares of NTN common stock. For purposes of the exchange, the liquidation preference was $1.57 per share of Buzztime Series A preferred stock. The conversion price of the NTN common stock was $1.00 per share.

     On February 1, 2003, the remaining $2,000,000 of convertible senior subordinated notes converted into 1,568,628 shares of NTN common stock based on the agreed conversion price of $1.275 per share.

     Each offering and transaction was made without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


     We held our annual meeting of shareholders on May 2, 2003. The following matters were voted upon at such meeting:

     1. To elect three directors to hold office until the 2006 annual meeting of stockholders and until their respective successors are duly elected and qualified:

                                   GARY ARLEN
                          Votes in Favor.....31,623,447
                          Abstentions ................0

                               VINCENT A. CARRINO
                          Votes in Favor.....30,882,590
                          Abstentions ................0

                                 MICHAEL FLEMING
                          Votes in Favor.....31,623,447
                          Abstentions ................0


     Each of Mr. Arlen, Mr. Carrino and Mr. Fleming were elected as directors to hold office until the annual meeting of stockholders in 2006 and until each of their respective successors is duly elected and qualified. The following directors were not subject to election and their term of office continued after the meeting: Barry Bergsman, Robert M. Bennett, Robert Clasen, Stanley B. Kinsey and Esther Rodriquez.


2. To amend our Restated Certificate of Incorporation to increase the authorized number of shares of our capital stock:

                          Votes In Favor ..........27,074,377
                          Votes Against ............5,183,279
                          Abstentions .................15,298

The proposal to amend our Restated Certificate of Incorporation to increase the authorized number of shares of our capital stock was approved.

3. To ratify the appointment of KPMG LLP as independent accountants of NTN for the fiscal year ending December 31, 2003.

                          Votes In Favor ..........31,068,013
                          Votes Against ..............222,604
                          Abstentions ................279,877

The proposal for ratification of the appointment of KPMG LLP was approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

4.1 Warrant Certificate issued January 13, 2003 by NTN Communications, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (1)

4.2 Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003 (1)

10.1 Subscription Agreement dated January 13, 2003 between NTN Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (1)

99.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (1)

-------------
(1) Filed herewith.

 (b) Reports on Form 8-K.

     On January 15, 2003, we filed a Current Report on Form 8-K (event date January 15, 2003) to report under Item 5 (Other Events).

     On January 22, 2003, we filed a Current Report on Form 8-K (event date January 16, 2003) to report under Item 5 (Other Events).

     On February 3, 2003 we filed a Current Report on Form 8-K (event date February 1, 2003) to report under Item 5 (Other Events).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            NTN COMMUNICATIONS, INC.

Date: May 15, 2003                          By: /S/ JAMES B. FRAKES
                                            -----------------------------------
                                                James B. Frakes
                                                Authorized Signatory and Chief
                                                Financial Officer

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

     Dated: May 15, 2003                              /s/ STANLEY B. KINSEY
                                                         Stanley B. Kinsey,
                                       Chairman and Chief Executive Officer
                                                   NTN Communications, Inc.

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

      Dated: May 15, 2003                                /s/ JAMES B. FRAKES
                                                            James B. Frakes,
                                                     Chief Financial Officer
                                                    NTN Communications, Inc.

INDEX TO EXHIBITS

EXHIBIT

NUMBER                                DESCRIPTION

4.1 Warrant Certificate issued January 13, 2003 by NTN Communications, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (1)

4.2 Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003 (1)

10.1 Subscription Agreement dated January 13, 2003 between NTN Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (1)

99.1 Certification  pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (1)

----------
(1) Filed herewith.