Form 10-Q
period 2003-06-30
NTN COMMUNICATIONS INC
filed 2003-08-14
CIK 748592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

    YES [X]  NO [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

    YES [  ]  NO [X]

     At August 5, 2003, the registrant had outstanding 46,065,000 shares of common stock, $.005 par value.

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                                                               JUNE 30,
                                                                 2003        DECEMBER 31,
                ASSETS (PLEDGED)                              (UNAUDITED)        2002
                                                             -------------   -------------
Current assets:

   Cash and cash equivalents                                 $  3,810,000    $    577,000
   Restricted cash                                                271,000         102,000
   Accounts receivable, net                                     1,754,000       2,013,000
   Inventory                                                      324,000         241,000
   Investment available for sale                                  168,000         178,000
   Deposits on broadcast  equipment                               108,000              --
   Deferred costs                                                 407,000         492,000
   Prepaid expenses and other current assets                      613,000         581,000
                                                             -------------   -------------
            Total current assets                                7,455,000       4,184,000

Broadcast equipment and fixed assets, net                       4,291,000       5,141,000
Software development costs, net                                   579,000         591,000
Deferred costs                                                    349,000         370,000
Other assets                                                    1,563,000         556,000
                                                             -------------   -------------
            Total assets                                     $ 14,237,000    $ 10,842,000
                                                             =============   =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                          $    826,000    $    657,000
   Accrued expenses                                             1,392,000       1,177,000
   Sales tax payable                                              268,000         284,000
   Income taxes payable                                            16,000          30,000
   Obligations under capital leases                               155,000         184,000
   Equipment note payable                                          13,000              --
   Revolving line of credit                                            --          89,000
   Deferred revenue - Hospitality Technologies                    810,000       1,199,000
   Deferred revenue - Buzztime                                     76,000              --
                                                             -------------   -------------
            Total current liabilities                           3,556,000       3,620,000

Obligations under capital leases, excluding current portion       200,000         199,000
Revolving line of credit                                        1,875,000       2,250,000
8% Senior subordinated convertible notes                               --       1,997,000
Deferred revenue - Hospitality Technologies                       350,000         653,000
Equipment note payable                                             61,000              --
                                                             -------------   -------------
            Total liabilities                                   6,042,000       8,719,000
                                                             -------------   -------------

Minority interest in consolidated subsidiary                           --         643,000
                                                             -------------   -------------
Shareholders' equity:
   Series A 10% cumulative convertible preferred stock,
      $.005 par value, 5,000,000 shares authorized;
      161,000 shares issued and outstanding at
      June 30, 2003 and December 31, 2002                           1,000           1,000
   Common stock, $.005 par value, 84,000,000 shares
      authorized; 46,030,000 and 39,381,000 shares
      issued and outstanding at June 30, 2003 and
      December 31, 2002, respectively                             228,000         196,000
   Additional paid-in capital                                  88,823,000      81,211,000
   Accumulated deficit                                        (80,182,000)    (79,079,000)
   Accumulated other comprehensive loss                          (649,000)       (639,000)
Treasury stock, at cost, 6,000 and 49,000 shares at
   June 30, 2003 and December 31, 2002, respectively              (26,000)       (210,000)
                                                             -------------   -------------
            Total shareholders' equity                          8,195,000       1,480,000
                                                             -------------   -------------
            Total liabilities and shareholders' equity       $ 14,237,000    $ 10,842,000
                                                             =============   =============

      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       ---------------------------   ---------------------------
                                                         JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                           2003           2002          2003            2002
                                                       ------------   ------------   ------------   ------------
Revenues:
   Hospitality Technologies revenues                   $ 6,640,000    $ 6,128,000    $13,970,000    $11,967,000
   Buzztime service revenues                                58,000         27,000         65,000         83,000
   Other revenues                                            3,000          3,000          5,000          5,000
                                                       ------------   ------------   ------------   ------------
      Total revenues                                     6,701,000      6,158,000     14,040,000     12,055,000
                                                       ------------   ------------   ------------   ------------

Operating expenses:
   Direct operating costs (includes depreciation of
      $728,000, $842,000, $1,471,000 and $1,695,000
      for the three months ended June 30, 2003 and
      2002 and for the six months ended June 30, 2003
      and 2002, respectively)                            2,488,000      2,617,000      5,492,000      4,787,000
      Selling, general and administrative                4,631,000      3,985,000      8,739,000      7,394,000
      Depreciation and amortization                        257,000        381,000        579,000        778,000
      Research and development                              87,000          6,000        164,000          9,000
                                                       ------------   ------------   ------------   ------------

      Total operating expenses                           7,463,000      6,989,000     14,974,000     12,968,000
                                                       ------------   ------------   ------------   ------------

Operating loss                                            (762,000)      (831,000)      (934,000)      (913,000)
                                                       ------------   ------------   ------------   ------------
Other income (expense):
   Interest income                                           3,000          2,000          3,000          6,000
   Interest expense                                        (74,000)      (121,000)      (167,000)      (254,000)
                                                       ------------   ------------   ------------   ------------
      Total other expense                                  (71,000)      (119,000)      (164,000)      (248,000)
                                                       ------------   ------------   ------------   ------------

Loss  before  minority  interest  in loss of
   consolidated subsidiary and income taxes               (833,000)      (950,000)    (1,098,000)    (1,161,000)
Minority interest in loss of consolidated subsidiary            --         52,000         10,000         97,000
                                                       ------------   ------------   ------------   ------------

Net loss before income taxes                              (833,000)      (898,000)    (1,088,000)    (1,064,000)
Provision for income taxes                                   7,000             --         15,000             --
                                                       ------------   ------------   ------------   ------------

      Net loss                                         $  (840,000)   $  (898,000)   $(1,103,000)   $(1,064,000)
                                                       ============   ============   ============   ============

Net loss per common share - basic and diluted:         $     (0.02)   $     (0.02)   $     (0.03)   $     (0.03)
                                                       ============   ============   ============   ============
Weighted average shares outstanding - basic
   and diluted                                          44,756,000     39,977,000     43,413,000     39,294,000
                                                       ============   ============   ============   ============


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                   -------------------------------
                                                                      JUNE 30,         JUNE 30,
                                                                       2003              2002
                                                                   --------------   --------------
Cash flows provided by operating activities:
  Net loss                                                          $ (1,103,000)    $ (1,064,000)
    Adjustments to reconcile net loss to
     net cash provided by operating activities:
      Depreciation and amortization                                    2,050,000        2,473,000
      Provision for doubtful accounts                                    289,000          171,000
      Non-cash stock-based compensation charges                           91,000           55,000
      Minority interest in loss of consolidated subsidiary               (10,000)         (97,000)
      Non-cash interest expense                                           14,000           80,000
      Accreted interest expense                                            3,000           19,000
      Loss from disposition of equipment                                  43,000           90,000
      Changes in assets and liabilities:
        Restricted cash                                                 (169,000)         (20,000)
        Accounts receivable                                              (30,000)        (244,000)
        Inventory                                                        (83,000)         (24,000)
        Deferred costs                                                   106,000          122,000
        Prepaid expenses and other assets                               (139,000)          42,000
        Accounts payable and accrued expenses                            358,000         (193,000)
        Income taxes payable                                             (14,000)              --
        Deferred revenue                                                (616,000)        (743,000)
                                                                   --------------   --------------

        Net cash provided by operating activities                        790,000          667,000
                                                                   --------------   --------------
Cash flows from investing activities:
  Capital expenditures                                                  (632,000)        (628,000)
  Acquisition of businesses                                                   --         (101,000)
  Deposits on broadcast equipment                                       (108,000)          69,000
                                                                   --------------   --------------

        Net cash used in investing activities                           (740,000)        (660,000)
                                                                   --------------   --------------

Cash flows from financing activities:
  Principal payments on capital leases                                  (115,000)        (104,000)
  Principal payments on notes payable                                   (244,000)              --
  Borrowings from revolving line of credit                            13,260,000       11,551,000
  Principal payments on revolving line of credit                     (13,724,000)     (11,751,000)
  Proceeds from issuance of common stock,
     net of offering expenses                                          3,748,000               --
  Proceeds from exercise of stock options and warrants                   258,000          131,000
                                                                   --------------   --------------

        Net cash provided by (used in)financing activities             3,183,000         (173,000)
                                                                   --------------   --------------


Net increase (decrease) in cash and cash equivalents                   3,233,000         (166,000)

Cash and cash equivalents at beginning of period                         577,000        1,296,000
                                                                   --------------   --------------
Cash and cash equivalents at end of period                          $  3,810,000     $  1,130,000
                                                                   ==============   ==============

      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                           SIX MONTHS ENDED
                                                                   -------------------------------
                                                                      JUNE 30,         JUNE 30,
                                                                       2003              2002
                                                                   --------------   --------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                       $     152,000    $     155,000
                                                                   ==============   ==============
    Income taxes                                                   $      29,000    $          --
                                                                   ==============   ==============

Supplemental disclosure of non-cash investing
    and financing activities:
      Issuance of common stock in payment of interest              $      54,000    $      80,000
                                                                   ==============   ==============
      Equipment acquired under capital leases and notes payable    $     499,000    $      87,000
                                                                   ==============   ==============
      Unrealized holding loss on investments                       $      10,000    $      67,000
                                                                   ==============   ==============
      Issuance of treasury stock in payment of board compensation  $      44,000    $      30,000
                                                                   ==============   ==============
      Issuance of common stock in payment of dividends             $       8,000    $       8,000
                                                                   ==============   ==============
      Conversion of Senior Subordinated Notes into common stock    $   2,000,000    $          --
                                                                   ==============   ==============
      Conversion of Buzztime Preferred Series A into common stock  $     633,000    $          --
                                                                   ==============   ==============
      Issuance of common stock for licensed technology             $   1,000,000    $          --
                                                                   ==============   ==============
Supplemental non-cash disclosure of acquisition of
  businesses:
    Accounts receivable (net)                                                 --    $     121,000
    Inventory                                                                 --           89,000
    Fixed assets                                                              --           38,000
    Other assets                                                              --          419,000
    Accounts payable & accrued liabilities                                    --         (244,000)
    Deferred revenue                                                          --          (31,000)
    Line of credit                                                            --          (72,000)
    Common stock issued                                                       --         (320,000)

      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2003

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

     The consolidated financial statements for the three months and six months ended June 30, 2003 and 2002 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2002.

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

o We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld, wireless Playmaker devices and computer servers located at our customer sites. The Playmakers are depreciated over a four-year life and the servers over a three-year life. The estimated life of these assets was determined based upon anticipated technology changes. If our Playmakers and servers turn out to have a longer life, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

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

o We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE-AN AMENDMENT OF FASB STATEMENT NO. 123 (SFAS No. 148). SFAS No. 148 amends FASB Statement No. 123; ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 beginning with our annual financial statements for the year ended December 31, 2002.

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

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                                ------------------------  ------------------------
                                                                   2003          2002         2003         2002
                                                                -----------   ----------  -----------  -----------
Net loss               As reported............................. $  840,000    $  898,000  $1,103,000   $1,064,000
                       Add:  stock-based employee
                           compensation expense included
                           in reported net loss, net of
                           related tax effects.................      2,000         2,000       4,000        4,000
                       Deduct: stock-based employee
                           compensation expense using
                           fair value method, net of
                           related tax effects.................    256,000       193,000     542,000      461,000
                                                                -----------   ----------  -----------  -----------
                       Pro forma............                    $1,094,000    $1,089,000  $1,641,000   $1,521,000

Basic and diluted net  As reported............                  $     0.02    $     0.02  $     0.03   $     0.03
loss per share
                       Pro forma..............                  $     0.02    $     0.03  $     0.04   $     0.04


     The per share weighted-average fair value of stock options granted during the three months ended June 30, 2003 and 2002 was $1.09 and $1.00, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 -- dividend yield of 0%, risk-free interest rate of 1.77%, expected volatility of 91%, and expected life of 3.0 years; and 2002 -- dividend yield of 0%, risk-free interest rate of 4.48%, expected volatility of 123%, and expected life of 4.8 years. In compliance with APB No. 25, we expensed $2,000 for the three months ended June 30, 2003 and 2002, associated with the grants of 80,000 options in 2000 at exercise prices below market value pursuant to the Option Plan. No options were granted at exercise prices below market value in 2003 and 2002 pursuant to the Option Plan.

     The per share weighted-average fair value of stock options granted during the six months ended June 30, 2003 and 2002 was $0.78 and $0.80, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 -- dividend yield of 0%, risk-free interest rate of 2.68%, expected volatility of 112%, and expected life of 4.2 years; and 2002 -- dividend yield of 0%, risk-free interest rate of 4.30%, expected volatility of 124%, and expected life of 4.7 years. In compliance with APB No. 25, we expensed $4,000 for the six months ended June 30, 2003 and 2002, associated with the grants of 80,000 options in 2000 at exercise prices below market value pursuant to the Option Plan. No options were granted at exercise prices below market value in 2003 and 2002 pursuant to the Option Plan.

3. INCOME (LOSS) PER SHARE

     For the three months and six months ended June 30, 2003 and 2002, options, warrants, convertible preferred stock and convertible notes representing approximately 12,244,000, 12,426,000, 12,100,000 and 12,248,000 potential common shares, respectively, have been excluded from the computation of net loss per share, as their effect was anti-dilutive.

4. SEGMENT INFORMATION

     Our operations are to develop and distribute interactive communications and entertainment products for the home and for the hospitality industry. Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the NTN Hospitality Technologies and Buzztime segments. NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from advertising sold on the network and from its wireless business with restaurant on-site paging systems, stored-value gift cards and loyalty programs and electronic data-managed comment cards. NTN Hospitality Technologies revenues comprise 99% of our total revenue for the three months and six months ended June 30, 2003 and 2002. Revenue from Buzztime is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties. Included in the operating loss and depreciation and amortization for both NTN Hospitality Technologies and Buzztime is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments. The following tables set forth certain information regarding our segments and other operations:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                           --------------------------  --------------------------
                                             JUNE 30,      JUNE 30,       JUNE 30,     JUNE 30,
                                               2003          2002          2003          2002
                                           ------------  ------------  ------------  ------------
Revenues

   NTN Network (includes "other revenues") $ 5,728,000   $ 5,513,000   $11,222,000   $11,211,000
   NTN Wireless                                915,000       618,000     2,753,000       761,000
                                           ------------  ------------  ------------  ------------
   NTN Hospitality Technologies division     6,643,000     6,131,000    13,975,000    11,972,000
   Buzztime                                     58,000        27,000        65,000        83,000
                                           ------------  ------------  ------------  ------------

   Total revenue                           $ 6,701,000   $ 6,158,000   $14,040,000   $12,055,000
                                           ============  ============  ============  ============

Operating income (loss)

   NTN Network                             $   410,000   $    35,000   $   950,000   $   670,000
   NTN Wireless                               (224,000)           --        17,000        38,000
                                           ------------  ------------  ------------  ------------
   NTN Hospitality Technologies division       186,000        35,000       967,000       708,000
   Buzztime                                   (948,000)     (866,000)   (1,901,000)   (1,621,000)
                                           ------------  ------------  ------------  ------------

   Operating loss                          $  (762,000)  $  (831,000)  $  (934,000)  $  (913,000)
                                           ============  ============  ============  ============

Net income (loss)

   NTN Network                             $   332,000   $   (84,000)  $   771,000   $   422,000
   NTN Wireless                               (224,000)           --        17,000        38,000
                                           ------------  ------------  ------------  ------------
   NTN Hospitality Technologies division       108,000       (84,000)      788,000       460,000
   Buzztime                                   (948,000)     (814,000)   (1,891,000)   (1,524,000)
                                           ------------  ------------  ------------  ------------

   Net loss                                $  (840,000)  $  (898,000)  $(1,103,000)  $(1,064,000)
                                           ============  ============  ============  ============

5. CONTINGENT LIABILITY

     Our Canadian licensee is currently in discussions with the Canada Customs and Revenue Agency regarding a liability relating to withholding tax on certain amounts previously paid to us by the Canadian licensee. Our licensee has been assessed approximately $649,000 Canadian dollars (equivalent to approximately $482,000 U.S. dollars as of June 30, 2003) by the Canada Customs and Revenue Agency, but is in the process of appealing the assessment. If the appeal is unsuccessful, it is unclear as to what, if any, liability we might have in this matter. No amounts have been accrued relating to this contingent liability.

6. DEFERRED REVENUE - BUZZTIME

     In February 2003, we entered into a Trial Agreement with a major cable operator that involves developing the Buzztime channel for potential deployment on two different cable technology platforms within that operator's system. The Trial Agreement runs through December 2004. During the three months ended March 31, 2003, the cable operator paid us an initial non-refundable amount of $100,000 and the Trial Agreement calls for two additional payments of approximately $200,000 each if we enter into trials with the operator on each of the two specified technology platforms. The cable operator has the right under the Trial Agreement to apply 50% of any amount paid under the agreement against future development and/or license fees paid by that operator to us for the carriage of the Buzztime channel through June 2004. During the three and six month periods ended June 30, 2003, we recognized $46,000 and $50,000, respectively, of revenue related to this agreement. The remaining 50% of the initial payment, or $50,000, is reflected as deferred revenue-Buzztime on the accompanying consolidated balance sheet.

     In March 2003, we entered into an agreement with Digeo Interactive LLC (Digeo), a producer and distributor of iTV products and services to provide three one-way, single-player games to the subscribers of Charter Digital Cable. We received an initial payment of $26,000 under the agreement during the three months ended June 30, 2003. Upon delivery and acceptance of the three games, Digeo is to pay us an additional $26,000. We expect to recognize this revenue ratably over the two year life of the Digeo agreement following delivery and acceptance of the three games. The initial $26,000 payment is reflected as deferred revenue-Buzztime on the accompanying consolidated balance sheet.

7. BENNETT INVESTMENT

     On January 15, 2003, we issued and sold 1,000,000 shares of unregistered common stock through a private offering to Robert M. Bennett, one of our directors, at a price per share of $1.00. Pursuant to the terms of the transaction, upon receipt of $1.0 million from Mr. Bennett, we issued the unregistered shares along with fully vested warrants to purchase 500,000 shares of common stock at $1.15 per share, exercisable through January 15, 2008.

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

     We granted Scientific-Atlanta the right to exchange its shares of Series A preferred stock into shares of NTN common stock if (i) Buzztime did not obtain additional equity financing of $2,000,000 before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime occurred before June 8, 2002,
(iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime occurred before June 8, 2002. On January 16, 2003, Scientific-Atlanta converted its shares of Series A preferred stock into 1,000,000 shares of NTN common stock at a conversion price of $1.00 per share.

9. SENIOR SUBORDINATED NOTES CONVERSION

     On February 1, 2003, $2,000,000 of convertible senior subordinated notes converted into 1,568,628 shares of our common stock based on the agreed upon conversion price of $1.275 per share.

10. MEDIA GENERAL INVESTMENT

     On May 7, 2003, Media General, Inc., a communications company with interests in newspapers, television stations, interactive media and diversified information services, made a $3.0 million strategic investment in NTN. In return for the investment, we issued and sold 2,000,000 shares of unregistered NTN common stock through a private offering to Media General at a price per share of $1.50. Pursuant to the terms of the transaction, upon receipt of $3.0 million from Media General, we issued the unregistered shares along with fully vested warrants to purchase 500,000 shares of Buzztime common stock at $3.46 per share, exercisable through May 7, 2007. In connection with the Buzztime common stock, the parties agreed that Media General would have co-sale rights and NTN would have certain drag-along rights. Media General has the right to convert each share of Buzztime common stock into two shares of NTN common stock (subject to adjustment ) on the second and fourth anniversaries of the transaction date, in the event of a sale of NTN, upon certain bankruptcy and other insolvency proceedings of Buzztime, and in certain circumstances if NTN exercises its drag-along rights. Media General has the further right to convert the warrant to purchase 500,000 shares of Buzztime common stock into a warrant to purchase 1,000,000 shares of NTN common stock at $1.73 per NTN share (subject to adjustment) in the event of bankruptcy or insolvency of Buzztime. NTN has the right to require Media General to convert its equity interests in Buzztime into equity interests in NTN if there is a sale of NTN.

     Additionally, we issued 666,667 shares of unregistered NTN common stock at $1.50 per share to license selected technology and content from Media General to add additional game content to the Buzztime interactive television game channel. The license includes a 5-year exclusive interactive television license to certain intellectual property, with options to extend the license. The license was valued preliminarily at $1.0 million.

     The June 30, 2003 balance sheet does not reflect the final allocation of fair value of the Media General transaction consideration to the acquired licensed technology and content. We are in the process of obtaining third party information to finalize the allocation which we expect to receive by the end of the third quarter.

     The terms of the transaction called for us to file a resale registration statement with the Securities and Exchange Commission (SEC) to register the 2,666,667 shares issued to Media General. Subsequent to the transaction, we filed the resale registration statement on which we also registered the Bennett shares (note 7) and Scientific-Atlanta conversion shares (note 8) and the SEC declared effective the resale registration statement in June 2003.

     Also in connection with the investment, we agreed to increase the size of our Board of Directors and appoint Neal F. Fondren, Vice President of Media General and President of Media General's Interactive Media Division to fill the vacancy. Media General's ability to maintain that seat on our Board of Directors is subject to Media General retaining ownership of certain percentages of the shares they purchased. Media General also received preemptive rights to purchase on a pro rata basis any new securities that NTN or Buzztime may subsequently offer. The preemptive rights also are dependent upon Media General maintaining ownership of certain percentages of the shares they purchased.

11. AMERICAN STOCK EXCHANGE LISTING

     On May 1, 2003,  we  received a letter  from the  American  Stock  Exchange
(AMEX) stating that NTN is now in compliance with AMEX listing standards. In our SEC filings over the past year, we have disclosed that we needed to achieve $6 million of shareholders' equity to be in compliance with AMEX listing standards. However, as a result of new AMEX rules effective January 2003, the AMEX determined that we were in compliance with their listing standards. The new rules permit a company to remain listed on AMEX if it, like NTN, has a total market capitalization of at least $50 million, has at least 1.1 million shares publicly held, has a market value of publicly held shares of at least $15 million and has a minimum of 400 round lot shareholders.

     In the event we no longer satisfy the requirements of the new rule (from subsequent changes in market capitalization or otherwise), we would be subject to other AMEX listing requirements for companies that have not reported profits during the past five years. As of June 30, 2003, we had also met the requirement of $6 million of shareholders' equity.

12. SUBSEQUENT EVENTS

     On July 17, 2003 we paid off our revolving line of credit with GF Asset Management, LLC, a subsidiary of GE Capital. The amount paid was approximately $1,411,000 which is net of a 5% settlement discount of approximately $104,000.

     The existing line of credit was replaced on July 16, 2003 with a line of credit of $1,000,000 with Pacific Mercantile Bank. Interest on the line is based on an independent index which is the highest rate on corporate loans posted by at least 75% of the USA's thirty largest banks known as The Wall Street Journal's Prime rate (currently 4%). The interest rate to be applied to the unpaid principal balance is 2% over the index, with an initial rate of interest of 6%. The entire outstanding principal balance on the line must be repaid for a period of thirty consecutive days during each fiscal year and matures on July 16, 2004. The line is secured by all inventories, equipment, accounts receivable and various other assets.

     On July 31, 2003, we acquired all of the assets and certain liabilities of Breakaway International, Inc. (Breakaway), a privately held leading provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $25,000 in cash, $2.275 million in shares of unregistered NTN common stock and the assumption of certain liabilities. NTN will pay additional contingent earn-out amounts in NTN common stock and/or cash over the next three years, provided that certain targets for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. NTN also entered into employment agreements with five of the executives of Breakaway.

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

GENERAL

     We operate our businesses principally through two operating segments: the NTN Hospitality Technologies division and our Buzztime Entertainment, Inc. subsidiary ("Buzztime"). The NTN Hospitality Technologies division provides entertainment promotional services and on-site communications products to the hospitality industry. Buzztime operates our live broadcast studio, produces our trivia and live sports "play-along" content to both the NTN Network and new consumer interactive platforms, and is selling the Buzztime(R) interactive television channel to U.S. cable TV operators.

THE NTN HOSPITALITY TECHNOLOGIES DIVISION

     The NTN Hospitality Technologies division (the "Division") is one of our two primary business segments We provide consumer-oriented interactive communications and entertainment products to the out-of-home hospitality industry including restaurants, sports bars, taverns, cruise ships, hotels and active adult communities who are looking for a competitive point-of-difference to attract and retain customers. The Division is composed of the NTN Network, NTN Wireless and as of July 31, 2003, NTN Software Solutions.

     We have maintained a unique and preemptive position in the hospitality industry for over 18 years as a promotional platform providing interactive trivia and play-along sports programming. Having now diversified our product line, we believe that strong growth opportunities exist by offering our interactive communications and entertainment services across an installed client base of nearly 10,000 sites.

     We have adopted the mission to become the leader in providing distributed network systems comprised of interactive entertainment and marketing communications services to the out-of-home commercial market, focusing first on the hospitality industry. As such, the Division is evolving from one that provides a single product--interactive entertainment located primarily in the bar area--to one that provides a full-service suite of products and services across the establishment. These products and services include wireless commercial communication services, additional entertainment services and devices, interactive employee training and an expanded set of member services--including emerging stored value gift and loyalty card programs. Providing this expanded array of products will allow us to offer additional value to, and grow revenues in, our primary markets, as well as to expand the market to include hospitality venues such as fine dining, QSR (Quick Serve Restaurants, e.g. fast food) and family dining formats that are beyond our traditional customer base of casual dining, sports bars and taverns. A secondary aspect of our business involves selling advertising and other marketing communications services to national, regional and local advertisers that wish to reach restaurant patrons who are either playing or watching NTN's interactive content.

BUZZTIME ENTERTAINMENT

     Buzztime, our wholly owned subsidiary, was incorporated in the state of Delaware in December 1999 with the objective of creating new revenue from distributing NTN's content library to several interactive consumer platforms, with a primary focus on interactive television. Most of our interactive content and Play Along TV(TM) technology is now owned or licensed by Buzztime. Buzztime specializes in real-time, mass-participation games and entertainment that are produced specifically for interactive television including the Buzztime interactive trivia channel for cable television and satellite television services. We manage one of the world's largest trivia game show libraries from our interactive television broadcast studio where we also produce our live, Predict the Play(R) interactive television sports games and real-time viewer polls. Buzztime is developing and distributing the Buzztime Channel with the intent to become the first broadly available interactive television game channel on U.S. cable and satellite systems.

     We launched the Buzztime trivia channel in June 2002 in York, Pennsylvania on the Susquehana Cable ("SusCom") system. We believe this was the first deployment of a real-time, two-way cable channel in the U.S. that operated on commercially deployed digital set-top boxes. In April 2003, we launched the second deployment of the channel in Portland, Maine on the Time Warner cable system. In June 2003, we launched our third deployment on SusCom's Williamsport, Pennsylvania system. In addition, Buzztime remains the primary content provider to the NTN Hospitality Technologies division and currently works with leading companies such as Scientific-Atlanta, Inc., The National Football League (NFL), Liberate Technologies, Microsoft Corporation's MSNTV and others to bring consumers real-time interactive entertainment.

CORPORATE BUSINESS STRATEGIES

     Our objective is to leverage our unique interactive entertainment as a means of growing our two business segments--first, through the NTN Hospitality Technologies division, as a leading provider of interactive communications and entertainment offerings to the hospitality industry and second, via Buzztime, as a leading developer and distributor of interactive entertainment for the in-home market through interactive television and wireless devices. To accomplish our objectives:

o We are pursuing strategies to increase revenues through current and new revenue sources. The NTN Hospitality Technologies division receives service revenue from subscribing out-of-home locations, advertising and licensing revenue from third parties, and revenue from the sale of communications products. We expect to continue generating revenue through these sources by growing our customer base, cross-selling our products to our nearly 10,000 customers, and providing new and updated products and services on a regular basis.

o We plan to further develop and distribute the Buzztime trivia channel to cable and satellite operators with the intent to become the first nationally deployed interactive television game channel. As we gain distribution with cable television operators, we expect to increase revenue through three sources: license fees paid by local cable television operators; fees paid by interactive television home subscribers for premium services or pay-per-play transactions; and advertising revenue. Having now become the first U.S. content provider to deploy a two-way interactive television entertainment channel, we have adapted or are planning to adapt our interactive trivia game show content and technology to all leading interactive television platforms, to gain market share by partnering with major industry manufacturers and distributors, and to utilize our broadcast interactive television studio as a development and production facility to develop and deepen relationships with media-related companies. We also plan to continue to support our efforts in early-stage wireless entertainment through partnerships with leading wireless distributors and carriers.

o Both business segments may also explore market opportunities to acquire complementary businesses to increase revenues and earnings. An example is our 2002 acquisitions that created NTN Wireless, which generated approximately $2.4 million in revenues from April through December 2002 through sales of restaurant pagers; and our recent acquisition of the assets of Breakaway International. Both entities are now part of our NTN Hospitality Technologies division business segment.

     There can be no assurance, however, that we will be successful in executing this strategy.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

     Operations for the three months ended June 30, 2003 resulted in a net loss of $840,000 compared to a net loss of $898,000 for the three months ended June 30, 2002.

REVENUES

     Total revenues increased by $543,000 or 9%, to $6,701,000 for the three months ended June 30, 2003 from $6,158,000 for the three months ended June 30, 2002. This increase was primarily due to increases in NTN Hospitality Technologies division revenues as shown in the following table:

                                                     THREE MONTHS ENDED
                                                         JUNE 30
                                                ---------------------------
                                                    2003          2002
                                                ------------   ------------
NTN Hospitality Technologies Division Revenues  $ 6,640,000    $ 6,128,000
Buzztime Revenues                                    58,000         27,000
Other Revenues                                        3,000          3,000
                                                ------------   ------------
Total Revenues                                  $ 6,701,000    $ 6,158,000
                                                ============   ============

     NTN Hospitality Technologies division revenues increased by $512,000 or 8%, to $6,640,000 for the three months ended June 30, 2003 from $6,128,000 for the three months ended June 30, 2002. The increase is primarily related to an increase in NTN Wireless sales of approximately $302,000 and an increase in site related revenues.

     Buzztime revenues were $58,000 for the three months ended June 30, 2003, compared to $27,000 for the three months ended June 30, 2002 due to the recognition of revenue in 2003 under a Trial Agreement with a major cable operator.

    OPERATING EXPENSES

     Direct operating costs decreased by $129,000 or 5%, to $2,488,000 for the three months ended June 30, 2003 from $2,617,000 for the three months ended June 30, 2002. Depreciation expense decreased $114,000 due to some of the digital broadcast equipment becoming fully depreciated, offset by an increase in amortization for Buzztime software. Marketing site visits decreased approximately $93,000 due to a scheduled reduction in the onsite visits to the sites. Playmaker repairs decreased $50,000 as more repairs were completed in-house. These increases were offset by an increase in NTN Wireless cost of goods sold of approximately $211,000 which is consistent with the increase in NTN Wireless revenue.

     Selling, general and administrative expenses increased by $646,000 or 16%, to $4,631,000 for the three months ended June 30, 2003 from $3,985,000 for the three months ended June 30, 2002. Bad debt expense increased $181,000 due to an increase in terminated sites in 2003. Professional fees increased $97,000 due to an increase in legal expenses. Marketing expenses increased $56,000 due to additional trade shows and advertising materials for NTN Wireless. Commission expense increased $45,000 directly related to the increase NTN Wireless revenue. Various other expenses increased due to an increase in office space related to the expiration of our tenant sublease.

     Depreciation and amortization not related to direct operating costs decreased $124,000, or 33%, to $257,000 for the three months ended June 30, 2003 from $381,000 for the three months ended June 30, 2002 due to certain assets becoming fully depreciated.

     Research and development expenses increased $81,000 to $87,000 for the three months ended June 30, 2003 compared to $6,000 for the three months ended June 30, 2002, due primarily to the development of the digital network and VSAT initiatives.

INTEREST EXPENSE

     Interest expense decreased 39% to $74,000 for the three months ended June 30, 2003, compared to $121,000 for the three months ended June 30, 2002, primarily due to the conversion of the senior subordinated convertible notes on February 1, 2003.

MINORITY INTEREST AND TAXES

     On January 16, 2003 Scientific-Atlanta converted its Buzztime preferred stock investment into NTN common stock, thereby eliminating its minority interest. Minority interest in loss of consolidated subsidiary was $52,000 for the three months ended June 30, 2002.

     The NTN Hospitality Technologies division expects to report taxable income for the year ended December 31, 2003. For federal income tax reporting purposes and in unitary states where NTN Hospitality Technologies may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset NTN Hospitality Technologies' taxable income. In states where separate filing is required, NTN Hospitality Technologies will likely incur a state tax liability. As a result, NTN Hospitality Technologies recorded a state tax provision of $7,000 in the second quarter of 2003. No state tax provision was recorded in the second quarter of 2002.

SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

     Operations for the six months ended June 30, 2003 resulted in a net loss of $1,103,000 compared to a net loss of $1,064,000 for the six months ended June 30, 2002.

REVENUES

     Total revenues increased by $1,985,000 or 16%, to $14,040,000 for the six months ended June 30, 2003 from $12,055,000 for the six months ended June 30, 2002. This increase was primarily due to NTN Hospitality Technologies division revenues as shown in the following table:

                                                     SIX MONTHS ENDED
                                                         JUNE 30
                                                ---------------------------
                                                    2003          2002
                                                ------------   ------------
NTN Hospitality Technologies Division Revenues  $ 13,970,000   $ 11,967,000
Buzztime Revenues                                     65,000         83,000
Other Revenues                                         5,000          5,000
                                                ------------   ------------
Total Revenues                                  $ 14,040,000   $ 12,055,000
                                                ============   ============

     NTN Hospitality Technologies division revenues increased by $2,003,000 or 17%, to $13,970,000 for the six months ended June 30, 2003 from $11,967,000 for the six months ended June 30, 2002. The increase is primarily related to an increase in sales of $2.0 million by the NTN Wireless business formed in the second quarter of 2002 after we acquired the assets of two companies in the restaurant wireless paging industry. NTN Hospitality Technologies site revenues increased by approximately $130,000 due to an increase in the average billing rate per site. Advertising revenue decreased approximately $280,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     Buzztime revenues were $65,000 for the six months ended June 30, 2003, compared to $83,000 for the six months ended June 30, 2002 due to the recognition of revenue in 2003 under a Trial Agreement with a major cable operator and to the expiration of certain contracts during 2002.

OPERATING EXPENSES

     Direct operating costs increased by $705,000 or 15%, to $5,492,000 for the six months ended June 30, 2003 from $4,787,000 for the six months ended June 30, 2002. The increase is primarily due to an increase in NTN Wireless cost of goods sold of approximately $1.3 million which is consistent with the increase in NTN Wireless revenue. Excluding the NTN Wireless cost of goods sold, our direct operating costs decreased by $607,000 for the six months ended June 30, 2003. Marketing site visit expense decreased by $214,000 due to a scheduled reduction in the onsite visits to the sites. Depreciation expense decreased $224,000 due to some of the digital broadcast equipment becoming fully depreciated, offset by an increase in amortization for Buzztime software.

     Selling, general and administrative expenses increased by $1,345,000 or 18%, to $8,739,000 for the six months ended June 30, 2003 from $7,394,000 for the six months ended June 30, 2002. Selling, general and administrative expenses included an increase in payroll and related expenses of approximately $386,000 as the head count increased, which includes the addition of the NTN Wireless employees and Buzztime employees to support their initiatives. Marketing expenses increased $203,000 due to additional trade shows and advertising materials for NTN Wireless in addition to other client promotions. Professional fees increased approximately $190,000 due to an increase in legal expenses. Travel and entertainment increased approximately $88,000 related to NTN Wireless and increased travel to support the Buzztime initiatives and deployment of the Buzztime channel. Bad debt expense increased $118,000 due to an increase in terminated sites in 2003. Various other expenses increased due to an increase in office space related to the expiration of our tenant sublease.

     Depreciation and amortization not related to direct operating costs decreased $199,000, or 26%, to $579,000 for the six months ended June 30, 2003 from $778,000 for the six months ended June 30, 2002 due to certain assets becoming fully depreciated.

     Research and development expenses increased $155,000 to $164,000 for the six months ended June 30, 2003, compared to $9,000 for the six months ended June 30, 2002, due primarily to the development of the digital network and VSAT initiatives.

INTEREST EXPENSE

     Interest expense decreased 34% to $167,000 for the six months ended June 30, 2003, compared to $254,000 for the six months ended June 30, 2002, primarily due to the conversion of the senior subordinated convertible notes on February 1, 2003.

MINORITY INTEREST AND TAXES

     Minority interest in loss of consolidated subsidiary decreased to $10,000 for the six months ended June 30, 2003, compared to $97,000 for the six months ended June 30, 2002. On January 16, 2003 Scientific-Atlanta converted its Buzztime preferred stock investment into NTN common stock, thereby eliminating its minority interest.

     NTN Hospitality Technologies expects to report taxable income for the year ended December 31, 2003. For federal income tax reporting purposes and in unitary states where NTN Hospitality Technologies may file on a combined basis, taxable losses incurred by Buzztime Entertainment should be sufficient to offset NTN Hospitality Technologies' taxable income. In states where separate filing is required, NTN Hospitality Technologies will likely incur a state tax liability. As a result, NTN Hospitality Technologies recorded a state tax provision of $15,000 in the first half of 2003. No state tax provision was recorded in the first half of 2002.

EBITDA

     Our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $221,000 to $223,000 for the three months ended June 30, 2003 from EBITDA of $444,000 for the three months ended June 30, 2002. Our EBITDA decreased by $531,000 to $1,126,000 for the six months ended June 30, 2003 from EBITDA of $1,657,000 for the six months ended June 30, 2002.

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

The following table reconciles our net loss per GAAP to EBITDA:

                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30                      JUNE 30
                                      --------------------------  ----------------------------
                                          2003          2002           2003          2002
                                      ------------  ------------  -------------  -------------
EBITDA CALCULATION

Net loss per GAAP                     $  (840,000)  $  (898,000)  $ (1,103,000)  $ (1,064,000)
   Interest expense (net)                  71,000       119,000        164,000        248,000
   Depreciation and amortization          985,000     1,223,000      2,050,000      2,473,000
   Income taxes                             7,000            --         15,000            --
                                      ------------  ------------  -------------  -------------
EBITDA                                $   223,000   $   444,000   $  1,126,000   $  1,657,000
                                      ============  ============  =============  =============

On a segment basis, our two segments generated EBITDA levels as presented below:

                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                  JUNE 30, 2003                         JUNE 30, 2003
                                      -------------------------------------- --------------------------------------
EBITDA CALCULATION:                    HOSPITALITY                           HOSPITALITY
                                      TECHNOLOGIES    BUZZTIME      TOTAL    TECHNOLOGIES   BUZZTIME      TOTAL
                                      ------------ ------------ ------------ ------------ ------------ ------------
Net income (loss)                     $   108,000  $  (948,000) $  (840,000) $   788,000  $(1,891,000) $ (1,103,000)
   Interest expense (net)                  71,000           --       71,000      164,000           --       164,000
   Depreciation and amortization          838,000      147,000      985,000    1,759,000      291,000     2,050,000
   Income taxes                             7,000           --        7,000       15,000           --        15,000
                                      ------------ ------------ ------------ ------------ ------------ ------------
EBITDA                                $ 1,024,000  $  (801,000) $   223,000  $ 2,726,000  $(1,600,000) $  1,126,000
                                      ============ ============ ============ ============ ============ ============

                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                  JUNE 30, 2003                         JUNE 30, 2003
                                      -------------------------------------- --------------------------------------
EBITDA CALCULATION:                    HOSPITALITY                           HOSPITALITY
                                      TECHNOLOGIES    BUZZTIME      TOTAL    TECHNOLOGIES   BUZZTIME      TOTAL
                                      ------------ ------------ ------------ ------------ ------------ ------------
Net income (loss)                     $   (84,000) $  (814,000) $  (898,000) $   460,000  $(1,524,000) $ (1,064,000)
   Interest expense (net)                 119,000           --      119,000      248,000           --       248,000
   Depreciation and amortization        1,067,000      156,000    1,223,000    2,118,000      355,000     2,473,000
   Income taxes                                --           --           --           --           --            --
                                      ------------ ------------ ------------ ------------ ------------ ------------
EBITDA                                $ 1,102,000  $  (658,000) $   444,000  $ 2,826,000  $(1,169,000) $  1,657,000
                                      ============ ============ ============ ============ ============ ============

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, we had cash and cash equivalents of $3,810,000 and working capital (current assets in excess of current liabilities) of $3,899,000, compared to cash and cash equivalents of $577,000 and working capital of $564,000 at December 31, 2002. Net cash provided by operations was $790,000 for the six months ended June 30, 2003 and $667,000 for the six months ended June 30, 2002. Depreciation, amortization and other non-cash charges offset the net loss in each period.

     Net cash used in investing activities was $740,000 for the six months ended June 30, 2003 compared with $660,000 for the six months ended June 30, 2002. Included in net cash used in investing activities for the six months ended June 30, 2003 was $496,000 in capital expenditures, $136,000 in capitalized software development expenditures and $108,000 for deposits on broadcast equipment.

     Net cash provided by financing activities was $3,183,000 for the six months ended June 30, 2003 and net cash used in financing activities was $173,000 for the six months ended June 30, 2002. The cash provided by financing activities for the six months ended June 30, 2003 included $3,748,000 of proceeds from issuance of common stock net of offering expenses and $258,000 of proceeds from the exercise of warrants. These proceeds were partially offset by cash used in financing activities which included $464,000 of net principal payments on the revolving line of credit and $359,000 of principal payments on capital leases and notes payable.

BENNETT INVESTMENT

     On January 15, 2003, we issued and sold 1,000,000 shares of unregistered common stock through a private offering to Robert M. Bennett, one of our directors, at a price per share of $1.00. Pursuant to the terms of the transaction, upon receipt of $1.0 million from Mr. Bennett, we issued the unregistered shares along with fully vested warrants to purchase 500,000 shares of common stock at $1.15 per share, exercisable through January 15, 2008.

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

     On July 17, 2003 we paid off our revolving line of credit with GF Asset Management, LLC, a subsidiary of GE Capital. The amount paid was approximately $1,411,000 which is net of a 5% settlement discount of approximately $104,000.

     The existing line of credit was replaced on July 16, 2003 with a line of credit of $1,000,000 with Pacific Mercantile Bank. Interest on the line is based on an independent index which is the highest rate on corporate loans posted by at least 75% of the USA's thirty largest banks known as The Wall Street Journal's Prime rate. The interest rate to be applied to the unpaid principal balance is 2% over the index, with an initial rate of interest of 6%. The entire outstanding principal balance on the line must be repaid for a period of thirty consecutive days during each fiscal year and matures on July 16, 2004. The line is secured by all inventories, equipment, accounts receivable and various other assets.

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

     We granted Scientific-Atlanta the right to exchange its shares of Series A preferred stock into shares of NTN common stock if (i) Buzztime did not obtain additional equity financing of $2,000,000 before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime occurred before June 8, 2002,
(iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime occurred before June 8, 2002. On January 16, 2003, Scientific-Atlanta converted its shares of Series A preferred stock into 1,000,000 shares of NTN common stock at a conversion price of $1.00 per share.

LISTING ON AMERICAN STOCK EXCHANGE

     On May 1, 2003,  we  received a letter  from the  American  Stock  Exchange
(AMEX) stating that NTN is now in compliance with AMEX listing standards. In our SEC filings over the past year, we have disclosed that we needed to achieve $6 million of shareholders' equity to be in compliance with AMEX listing standards. However, as a result of new AMEX rules effective January 2003, the AMEX determined that we were in compliance with their listing standards. The new rules permit a company to remain listed on AMEX if it, like NTN, has a total market capitalization of at least $50 million, has at least 1.1 million shares publicly held, has a market value of publicly held shares of at least $15 million and has a minimum of 400 round lot shareholders.

     In the event we no longer satisfy the requirements of the new rule (from subsequent changes in market capitalization or otherwise), we would be subject to other AMEX listing requirements for companies that have not reported profits during the past five years. As of June 30, 2003, we had also met the requirement of $6 million of shareholders' equity.

INCREASE IN AUTHORIZED SHARES

     On May 2, 2003 at our Annual Shareholders' Meeting, a proposal to amend our restated Certificate of Incorporation to increase the number of authorized shares of common stock from 70 million shares to 84 million shares was approved.

MEDIA GENERAL INVESTMENT

     On May 7, 2003, Media General, Inc., a communications company with interests in newspapers, television stations, interactive media and diversified information services, made a $3.0 million strategic investment in NTN. In return for the investment, we issued and sold 2,000,000 shares of unregistered NTN common stock through a private offering to Media General at a price per share of $1.50. Pursuant to the terms of the transaction, upon receipt of $3.0 million from Media General, we issued the unregistered shares along with fully vested warrants to purchase 500,000 shares of Buzztime common stock at $3.46 per share, exercisable through May 7, 2007. In connection with the Buzztime common stock, the parties agreed that Media General would have co-sale rights and NTN would have certain drag-along rights. Media General has the right to convert each share of Buzztime common stock into two shares of NTN common stock (subject to adjustment ) on the second and fourth anniversaries of the transactions date, in the event of a sale of NTN, upon certain bankruptcy and other insolvency proceedings of Buzztime, and in certain circumstances if NTN exercises its drag-along rights. Media General has the further right to convert the warrant to purchase 500,000 shares of Buzztime common stock into a warrant to purchase 1,000,000 shares of NTN common stock at $1.73 per NTN share (subject to adjustment) in the event of bankruptcy or insolvency of Buzztime. NTN has the right to require Media General to convert its equity interests in Buzztime into equity interests in NTN if there is a sale of NTN.

     Additionally, we issued 666,667 shares of unregistered NTN common stock at $1.50 per share to license selected technology and content from Media General to add additional game content to the Buzztime interactive television game channel. The license includes a 5-year exclusive interactive television license to certain intellectual property, with options to extend the license. The license was valued preliminarily at $1.0 million.

     The June 30, 2003 balance sheet does not reflect the final allocation of fair value of the Media General transaction consideration to the acquired licensed technology and content. We are in the process of obtaining third party information to finalize the allocation which we expect to receive by the end of the third quarter.

     The terms of the transaction called for us to file a resale registration statement with the Securities and Exchange Commission (SEC) to register the 2,666,667 shares issued to Media General. Subsequent to the transaction, we filed the resale registration statement on which we also registered the Bennett shares and Scientific-Atlanta conversion shares and the SEC declared effective the resale registration statement in June 2003.

     Also in connection with the investment, we agreed to increase the size of our Board of Directors and appoint Neal F. Fondren, Vice President of Media General and President of Media General's Interactive Media Division to fill the vacancy. Media General's ability to maintain that seat on our Board of Directors is subject to Media General retaining ownership of certain percentages of the shares they purchased. Media General also received preemptive rights to purchase on a pro rata basis any new securities that NTN or Buzztime may subsequently offer. The preemptive rights also are dependent upon Media General maintaining ownership of certain percentages of the shares they purchased.

BREAKAWAY INTERNATIONAL TRANSACTION

     On July 31, 2003, through a newly formed subsidiary, NTN Software Solutions, Inc., we acquired all of the assets and certain liabilities of Breakaway International, Inc., a privately held provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $25,000 in cash, $2.275 million in shares of unregistered NTN common stock and the assumption of certain liabilities. We will pay additional contingent earn-out amounts in NTN common stock and/or cash over the next three years, provided that certain targets for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. We also entered into employment agreements with five of the executives of Breakaway.

FUTURE FINANCING NEEDS

     We believe that the recent $3 million investment by Media General will satisfy our requirements for additional financing for the next twelve months. Generally, our financing requirements will depend upon the growth of our two business segments.

     Future capital investment for our new satellite network and for new site installations, cash used for acquisitions, and expenditures for Buzztime may cause our cash expenditures to exceed cash inflows, though we currently do not anticipate using more than $2 million in 2003. We expect the level of expenditures in Buzztime to increase over the remainder of 2003 as we have entered the deployment phase with SusCom in York and Williamsport, Pennsylvania and with Time Warner in Portland, Maine and we continue in the testing phase with certain other cable operators. However, subject to any unexpected changes in our business that may occur as a result of a continued economic slowdown, and unless we incur unanticipated expenses, we believe we will continue generating adequate cash from the operation of NTN Hospitality Technologies division which, when combined with cash resources on hand, the combination of the Media General investment, the Bennett investment and our line of credit, will allow us to continue to fund Buzztime at least through the third quarter of 2004 at current operational levels. If current Buzztime Channel sales efforts to cable MSOs (the largest Multiple System Operators in the United States) succeed as planned and we enter into field trials with those cable operators, management intends to aggressively increase Buzztime sales and marketing efforts to more quickly advance our distribution within the U.S. market, which likely will require additional capital in 2004 and/or 2005. We also believe that Buzztime's success in entering into those field trials with major cable system operators may enhance our ability to raise additional capital at favorable pricing although there can be no assurance that will happen.

     NTN Hospitality Technologies division has transmitted its data through the FM2 satellite platform for more than ten years. That arrangement is scheduled to end in February 2005. We have entered into equipment purchase and satellite service agreements to convert the Division to a much higher speed, two-way VSAT (Very Small Aperture Technology) satellite technology over the two-year period ending February 2005. These agreements are with the same reseller of satellite services that provided the FM2 satellite platform to us. This anticipated conversion to a two-way satellite technology will be a significant use of capital resources. We believe that the conversion of customer locations may require incremental capital expenditures of $3.0 to $4.5 million and increased cash operating expenses (including estimated installation costs) of $2.0 to $2.5 million over the two-year conversion period, which will lower our historical positive cash flow. During the two-year conversion period, we believe that this conversion will also have a moderately adverse impact on our earnings when compared with what earnings would be without the expenditures.

     Following the two-year conversion period, we believe that the cost of installing and operating the two-way satellite network will be offset both through expense reductions and by revenue enhancements. In the longer term, we believe that this conversion will increase our earnings potential. We currently project a twenty month payback following conversion to the VSAT technology for each VSAT customer site.

     We are also considering adding to our product line certain other business applications that are relevant to the hospitality industry. We may add these incremental hospitality products through reseller arrangements or through acquisition. We expect the recently completed Breakaway transaction (which is now our new NTN Software Solutions, Inc. subsidiary) to add positively to our cash flow, although in the third quarter of 2003 we may invest in certain integration related items that are not expected to exceed $200,000. Our limited capital resources may prevent us from making such future product additions or acquisitions on a cash basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of June 30, 2003, we owned common stock of an Australian company that is subject to market risk. At June 30, 2003, the carrying value of this investment was $168,000, which is net of a $649,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At June 30, 2003, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $17,000 in the carrying value of the investment.

     We have outstanding line of credit borrowings, which bear interest at a rate equal to the prime rate plus 2.0% per annum, currently equal to 6% per annum. At June 30, 2003, a hypothetical one-percentage point increase in the prime rate with the maximum level of $1 million outstanding on our credit line would result in an increase of $10,000 in annual interest expense for line of credit borrowings.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2003, we have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the our disclosure controls and procedures and therefore there were no corrective actions taken.

     There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are subject to litigation from time to time in the ordinary course of our business. There can be no assurance that any or all of the following claims will be decided in our favor and we are not insured against all claims made. During the pendency of such claims, we will continue to incur the costs of our legal defense.

INTERACTIVE NETWORK, INC.

     We have been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). We reached a resolution with IN of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between us. There remain two lawsuits involving us, our unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. The litigation involves licensing and patent infringement issues. These actions relate only to the broadcast of the NTN Network to subscribers of our Canadian licensee and do not extend to our network operations in the United States or elsewhere. In April 2002, Two Way TV (US), Inc., was created as a joint venture between IN and Two Way TV Limited. Two Way TV (US) was incorporated in Delaware on January 10, 2000 to develop and market IN's patent portfolio and Two Way TV Limited's content, technology and patents for digital interactive services. As a result of a merger with IN, Two Way TV
(US) now owns and controls all of IN's intellectual property. To date, IN has deposited a total of $140,000 Canadian currency with the Canadian Court in compliance with Court order as security for costs to be incurred by us in defense of the action. The Court has assigned a trial date of April 19, 2004. We intend to continue to defend the action vigorously.

LONG RANGE SYSTEMS

     On March 21, 2003, Long Range Systems, Inc. ("LRS") filed, in the United States District Court, Northern District of Texas, a patent infringement complaint against our NTN Wireless subsidiary. This complaint alleged trade dress and patent infringement and unfair competition. On May 9, 2003, we filed with the court a motion to dismiss the LRS complaint. LRS filed an Amended Complaint on July 24, 2003 in accordance with the court's ruling on our motion to dismiss. We do not believe that this matter represents a significant level of exposure and intend to defend vigorously.

     On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The action has been transferred to, and is currently pending in, the United States District Court, Southern District of California. Our complaint alleges that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name: WWW.NTNWIRELESS.COM in violation of our trademark rights. LRS filed a motion to dismiss our complaint or, in the alternative, to transfer the action to Texas. In reply to the motion by LRS, on August 1, 2003, we filed an opposition. The motion is scheduled to be heard by the court on August 15, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On May 7, 2003, we issued and sold 2,000,000 shares of unregistered NTN common stock through a private offering to Media General Corporation at a price per share of $1.50. Pursuant to the terms of the transaction, upon receipt of $3.0 million from Media General, we issued the unregistered shares along with fully vested warrants to purchase 500,000 shares of Buzztime common stock at $3.45 per share, exercisable through May 7, 2007.

     Also on May 7, 2003, we issued 666,667 shares of unregistered NTN common stock to Media General Corporation, valued at $1 million, to license selected technology and content from Media General. The license includes a 5-year exclusive interactive television license with options to extend the license.

     Each offering and transaction was made without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our annual meeting of shareholders on May 2, 2003. The results of the matters voted upon in that meeting were disclosed in our Form 10-Q for the quarterly period ended March 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

      3.1 Certificate of Amendment to Restated Certificate of Incorporation of NTN Communications, Inc.(1)

      4.1 Securities Purchase Agreement, dated May 5, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (2)

      4.2 NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Communications, Inc. and Media General, Inc. (2)

      4.3 Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (2)

      4.4 Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (2)

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Securities Exchange Act of 1934 (1)

      31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Securities Exchange Act of 1934 (1)

      32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002 (1)

      32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002 (1)

-------------
      (1) Filed herewith.

      (2) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, and incorporated by reference.

(b) Reports on Form 8-K.

On April 30, 2003,  we filed a Current  Report on Form 8-K (event date April 30,
2003) to report under Item 9 (Regulation FD Disclosure in accordance with SEC Release No. 33-8216 (March 27, 2003) for information intended to be disclosed under "Item 12. Results of Operations and Financial Condition").

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      NTN COMMUNICATIONS, INC.

Date: August 14, 2003             By: /S/ JAMES B. FRAKES
                                      ------------------------------------------
                                               James B. Frakes
                                               Authorized Signatory and Chief
                                               Financial Officer

INDEX TO EXHIBITS

    EXHIBIT
     NUMBER                                DESCRIPTION
    --------      --------------------------------------------------------------
      3.1         Certificate of Amendment to Restated Certificate of
                  Incorporation of NTN Communications,  Inc.(1)

      4.1 Securities Purchase Agreement, dated May 5, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (2)

      4.2 NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Communications, Inc. and Media General, Inc. (2)

      4.3 Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (2)

      4.4 Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (2)

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Securities Exchange Act of 1934 (1)

      31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a-14 of the Securities Exchange Act of 1934 (1)

      32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002 (1)

      32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002 (1)

-------------
      (1) Filed herewith.

      (2) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, and incorporated by reference.