Form 10-Q
period 2003-09-30
NTN COMMUNICATIONS INC
filed 2003-11-14
CIK 748592

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

    YES [  ]  NO [X]

    At October 31, 2003, the registrant had outstanding 47,473,000 shares of common stock, $.005 par value.

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                             SEPTEMBER 30,
                                                                 2003         DECEMBER 31,
                ASSETS (PLEDGED)                              (UNAUDITED)        2002
                                                             -------------    -------------
Current assets:
    Cash and cash equivalents                                $  2,499,000     $    577,000
    Restricted cash                                                    --          102,000
    Accounts receivable, net                                    2,617,000        2,013,000
    Inventory                                                     438,000          241,000
    Investment available for sale                                 168,000          178,000
    Deferred costs                                                407,000          492,000
    Prepaid expenses and other current assets                     648,000          581,000
                                                             -------------    -------------
                 Total current assets                           6,777,000        4,184,000

Broadcast equipment and fixed assets, net                       4,752,000        5,141,000
Software development costs, net                                   676,000          591,000
Deferred costs                                                    443,000          370,000
Intangible assets                                               6,005,000          499,000
Other assets                                                       57,000           57,000
                                                             -------------    -------------
                 Total assets                                $ 18,710,000     $ 10,842,000
                                                             =============    =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $  1,265,000     $    657,000
    Accrued expenses                                            1,879,000        1,177,000
    Sales tax payable                                             298,000          284,000
    Income taxes payable                                           14,000           30,000
    Obligations under capital leases                              147,000          184,000
    Equipment note payable                                         45,000               --
    Revolving line of credit                                    1,000,000           89,000
    Deferred revenue - Hospitality Technologies                 1,695,000        1,199,000
    Deferred revenue -- Buzztime                                  226,000               --
                                                             -------------    -------------
                 Total current liabilities                      6,569,000        3,620,000

Obligations under capital leases, excluding current portion       160,000          199,000
Revolving line of credit                                               --        2,250,000
8% Senior subordinated convertible notes                               --        1,997,000
Deferred revenue - Hospitality Technologies                       274,000          653,000
Equipment note payable                                            191,000               --
                                                             -------------    -------------
                 Total liabilities                              7,194,000        8,719,000
                                                             -------------    -------------

Minority interest in consolidated subsidiary                           --          643,000
                                                             -------------    -------------

Shareholders' equity:
    Series A 10% cumulative convertible preferred stock,
      $.005 par value, 5,000,000 shares authorized;
      161,000 shares issued and outstanding at
      September 30, 2003 and December 31, 2002                      1,000            1,000
    Common stock, $.005 par value, 84,000,000 and
      70,000,000 shares authorized; 47,473,000 and
      39,381,000 shares issued and outstanding at
      September 30, 2003 and December 31, 2002, respectively      236,000          196,000
    Additional paid-in capital                                 92,826,000       81,211,000
    Accumulated deficit                                       (80,898,000)     (79,079,000)
    Accumulated other comprehensive loss                         (649,000)        (639,000)
    Treasury stock, at cost, 0 and 49,000 shares at
     September 30, 2003 and December 31, 2002, respectively            --         (210,000)
                                                             -------------    -------------
                 Total shareholders' equity                    11,516,000        1,480,000
                                                             -------------    -------------
                 Total liabilities and shareholders' equity  $ 18,710,000     $ 10,842,000
                                                             =============    =============

      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    ----------------------------   ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                        2003            2002           2003           2002
                                                    -------------  -------------   -------------  -------------
Revenues:
    Hospitality Technologies revenues                $ 7,157,000    $ 6,491,000     $21,127,000    $18,458,000
    Buzztime service revenues                            107,000         23,000         172,000        106,000
    Other revenues                                         3,000          2,000           8,000          7,000
                                                    -------------  -------------   -------------  -------------
          Total revenues                               7,267,000      6,516,000      21,307,000     18,571,000
                                                    -------------  -------------   -------------  -------------

Operating expenses:
    Direct operating costs (includes depreciation
      of $652,000, $846,000, $2,123,000 and
      $2,541,000 for the three months ended
      September 30, 2003 and 2002 and for the nine
      months ended September 30, 2003 and 2002,
      respectively)                                    2,817,000      2,494,000       8,309,000      7,281,000
    Selling, general and administrative                4,822,000      4,191,000      13,561,000     11,585,000
    Depreciation and amortization                        329,000        417,000         908,000      1,195,000
    Research and development                              80,000          2,000         244,000         11,000
                                                    -------------  -------------   -------------  -------------

          Total operating expenses                     8,048,000      7,104,000      23,022,000     20,072,000
                                                    -------------  -------------   -------------  -------------

Operating loss                                          (781,000)      (588,000)     (1,715,000)    (1,501,000)
                                                    -------------  -------------   -------------  -------------

Other income (expense):
    Interest income                                        1,000             --           4,000          6,000
    Interest expense                                     (33,000)      (125,000)       (200,000)      (379,000)
    Gain on early extinguishment of debt                 105,000             --         105,000             --
                                                    -------------  -------------   -------------  -------------

          Total other income (expense), net               73,000       (125,000)        (91,000)      (373,000)
                                                    -------------  -------------   -------------  -------------

Loss before minority interest in loss of
   consolidated subsidiary and income taxes             (708,000)      (713,000)     (1,806,000)    (1,874,000)
Minority interest in loss of consolidated
   subsidiary                                                 --         58,000          10,000        155,000
                                                    -------------  -------------   -------------  -------------

Loss before income taxes                                (708,000)      (655,000)     (1,796,000)    (1,719,000)
Provision for income taxes                                 8,000         34,000          23,000         34,000
                                                    -------------  -------------   -------------  -------------

          Net loss                                   $  (716,000)   $  (689,000)    $(1,819,000)   $(1,753,000)
                                                    =============  =============   =============  =============

Net loss per common share - basic and diluted:      $      (0.02)   $     (0.02)    $     (0.04)   $     (0.04)
                                                    =============  =============   =============  =============


Weighted average shares outstanding - basic and
   diluted                                            46,939,000     39,270,000      44,601,000     38,999,000
                                                    =============  =============   =============  =============

      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                  NINE MONTHS ENDED
                                                           ------------------------------
                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                               2003            2002
                                                           -------------    -------------
Cash flows provided by operating activities:
  Net loss                                                 $ (1,819,000)    $ (1,753,000)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                           3,031,000        3,736,000
      Provision for doubtful accounts                           254,000          311,000
      Non-cash stock-based compensation charges                 153,000           71,000
      Gain on early extinguishment of debt                     (105,000)              --
      Minority interest in loss of consolidated subsidiary      (10,000)        (155,000)
      Non-cash interest expense                                  14,000          120,000
      Accreted interest expense                                   3,000           29,000
      Loss from disposition of equipment                         62,000          114,000
      Changes in assets and liabilities, net of
        effects of acquisitions:
          Restricted cash                                       102,000          (51,000)
          Accounts receivable                                  (497,000)        (532,000)
          Inventory                                            (151,000)         (34,000)
          Deferred costs                                         12,000          159,000
          Prepaid expenses and other assets                     (69,000)          45,000
          Accounts payable and accrued expenses                 886,000         (169,000)
          Income taxes payable                                  (16,000)          23,000
          Deferred revenue                                     (136,000)        (812,000)
                                                           -------------    -------------

      Net cash provided by operating activities               1,714,000        1,102,000
                                                           -------------    -------------


Cash flows from investing activities:
  Capital expenditures and software development              (1,611,000)      (1,058,000)
  Acquisition of businesses                                    (570,000)        (102,000)
  Deposits on broadcast equipment                                    --           31,000
                                                           -------------    -------------

      Net cash used in investing activities                  (2,181,000)      (1,129,000)
                                                           -------------    -------------

Cash flows from financing activities:
  Principal payments on capital leases                         (163,000)        (152,000)
  Principal payments on notes payable for VSAT equipment       (310,000)              --
  Borrowings from revolving line of credit                   15,631,000       17,660,000
  Principal payments on revolving line of credit            (16,865,000)     (18,243,000)
  Proceeds from issuance of common stock,
    net of offering expenses                                  3,723,000               --
  Proceeds from exercise of stock options and warrants          373,000          133,000
                                                           -------------    -------------


      Net cash provided by (used in) financing activities     2,389,000         (602,000)
                                                           -------------    -------------


Net increase (decrease) in cash and cash equivalents          1,922,000         (629,000)

Cash and cash equivalents at beginning of period                577,000        1,296,000
                                                           -------------    -------------
Cash and cash equivalents at end of period                 $  2,499,000     $    667,000
                                                           =============    =============

      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                                                       NINE MONTHS ENDED
                                                                  -----------------------------
                                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                                      2003            2002
                                                                  -------------   -------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                    $    200,000    $    229,000
                                                                  =============   =============
      Income taxes                                                $     39,000    $         --
                                                                  =============   =============

Supplemental disclosure of non-cash investing and
  financing activities:
      Issuance of common stock in payment of interest             $     54,000    $    120,000
                                                                  =============   =============
      Equipment acquired under capital leases and notes payable   $    696,000    $     87,000
                                                                  =============   =============
      Unrealized holding loss on investments                      $    (10,000)   $    (24,000)
                                                                  =============   =============
      Issuance of treasury stock in payment of board compensation $     55,000    $     43,000
                                                                  =============   =============
      Issuance of common stock in payment of dividends            $      8,000    $      8,000
                                                                  =============   =============
      Conversion of Senior Subordinated Notes into common stock   $  2,000,000    $         --
                                                                  =============   =============
      Conversion of Buzztime Preferred Series A into common stock $    633,000    $         --
                                                                  =============   =============
      Issuance of common stock for licensed technology            $  1,720,000    $         --
                                                                  =============   =============

Supplemental non-cash disclosure of acquisition of
  businesses:
      Accounts receivable (net)                                   $    361,000    $    121,000
      Inventory                                                         46,000          89,000
      Fixed assets                                                     108,000          38,000
      Intangible assets                                              3,840,000         521,000
      Accounts payable & accrued liabilities                          (697,000)       (244,000)
      Deferred revenue                                                (479,000)        (31,000)
      Line of credit                                                        --         (72,000)
      Common stock issued                                           (3,154,000)       (320,000)


      See accompanying notes to unaudited consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2003

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and its wholly-owned subsidiaries (collectively, "we" or "NTN") and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to our consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2003.

    The consolidated financial statements for the three months and nine months ended September 30, 2003 and 2002 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2002.

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

   o We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of our handheld, wireless Playmaker(R) devices and computer servers located at our customer sites. The Playmakers are depreciated over a four-year life and the servers over a three-year life. The estimated life of these assets was determined based upon anticipated technology changes. If our Playmakers and servers turn out to have a longer life, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

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

   o Revenues from sales of software generally contain multiple elements, and are recognized in accordance with Statement of Position ("SOP") No. 97-2, "SOFTWARE REVENUE RECOGNITION", as amended. Along with the basic software license agreement purchase, customers generally are provided annual support and maintenance (PCS) for an additional fee based on a stipulated percentage of the license fee. In order to continue to use the licensed software, customers are required to annually renew the PCS contracts. As vendor specific objective evidence does not exist for this PCS, we recognize the entire arrangement fee ratably over the life of the contract.

   o Revenue from development services consists of customizations and, therefore, we recognize revenue from development services as the services are performed under the agreements. We recognize revenues from post-contract customer support, such as maintenance, on a straight-line basis over the term of the contract.

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

     We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for our stock options. No compensation expense has been recognized for the options granted under the Special Plan and the Option Plan unless the grants were issued at exercise prices below market value. The following table represents the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148.

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                          ----------------------------  ----------------------------
                                                               2003            2002         2003            2002
                                                          -------------  -------------  -------------  -------------
Net loss               As reported........................ $   716,000    $   689,000    $ 1,819,000    $ 1,753,000
                       Add:  stock-based employee
                           compensation expense included
                           in reported net loss, net of
                           related tax effects                   1,000          1,000          5,000          5,000

                       Deduct: stock-based employee
                           compensation expense using fair
                           value method, net of related
                           tax effects                         303,000        194,000        845,000        655,000
                                                          -------------  -------------  -------------  -------------
                       Pro forma.......................... $ 1,018,000    $   882,000    $ 2,659,000    $ 2,403,000
Basic and diluted      As reported........................ $      0.02    $      0.02    $      0.04    $      0.04
net loss per share
                       Pro forma.......................... $      0.02    $      0.02    $      0.06    $      0.06

    The per share weighted-average fair value of stock options granted during the three months ended September 30, 2003 and 2002 was $1.51 and $0.65, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 -- dividend yield of 0%, risk-free interest rate of 2.65%, expected volatility of 97%, and expected life of 3.8 years; and 2002 -- dividend yield of 0%, risk-free interest rate of 2.55%, expected volatility of 108%, and expected life of 3.0 years. In compliance with APB No. 25, we expensed $1,000 for the three months ended September 30, 2003 and 2002, associated with the grants of 80,000 options in 2000 at exercise prices below market value pursuant to the Option Plan. No options were granted at exercise prices below market value in 2003 and 2002 pursuant to the Option Plan.

    The per share  weighted-average  fair value of stock options  granted during the nine months ended September 30, 2003 and 2002 was $0.98 and $0.79, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 -- dividend yield of 0%, risk-free interest rate of 2.62%, expected volatility of 109%, and expected life of 4.2 years; and 2002 -- dividend yield of 0%, risk-free interest rate of 4.25%, expected volatility of 124%, and expected life of 4.7 years. In compliance with APB No. 25, we expensed $5,000 for the nine months ended September 30, 2003 and 2002, associated with the grants of 80,000 options in 2000 at exercise prices below market value pursuant to the Option Plan. No options were granted at exercise prices below market value in 2003 and 2002 pursuant to the Option Plan.

3. INCOME (LOSS) PER SHARE

    For the three months and nine months ended September 30, 2003 and 2002, options, warrants, convertible preferred stock and convertible notes representing approximately 12,376,000, 12,151,000, 12,255,000 and 12,278,000
potential common shares, respectively, have been excluded from the computation of net loss per share, as their effect was anti-dilutive.

4. SEGMENT INFORMATION

    Our operations are to develop and distribute interactive communications and entertainment products for the home and for the hospitality industry. Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the Buzztime segment and the NTN Network, NTN Wireless and NTN Software Solutions segments, which combine to form the NTN Hospitality Technologies division. NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from advertising sold for distribution via the interactive entertainment service, from its wireless business with restaurant on-site paging systems, stored-value gift cards and loyalty programs and electronic data-managed comment cards and from its hardware and software enterprise solutions. NTN Hospitality Technologies revenues comprise 99% of our total revenue for the three months and nine months ended September 30, 2003 and 2002. Buzztime's revenue is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties and from performance under a Trial Agreement with a major cable operator (see Note 6). Included in the operating loss and depreciation and amortization for both NTN Hospitality Technologies and Buzztime is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments. The following tables set forth certain information regarding our segments and other operations:


                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                           -----------------------------   ----------------------------
                                            SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                2003           2002            2003           2002
                                           --------------  -------------   -------------  -------------
Revenues
    NTN Network (includes "other revenues") $  5,614,000    $ 5,802,000     $16,836,000    $17,013,000
    NTN Wireless                                 962,000        691,000       3,715,000      1,452,000
    NTN Software Solutions                       584,000             --         584,000             --
                                           --------------  -------------   -------------  -------------
    NTN Hospitality Technologies division      7,160,000      6,493,000      21,135,000     18,465,000
    Buzztime                                     133,000         23,000         198,000        106,000
    Eliminations                                 (26,000)            --         (26,000)            --
                                           --------------  -------------   -------------  -------------

    Total revenue                           $  7,267,000    $ 6,516,000     $21,307,000    $18,571,000
                                           ==============  =============   =============  =============

Operating income (loss)
    NTN Network                             $    504,000    $   446,000     $ 1,453,000    $ 1,115,000
    NTN Wireless                                 (96,000)       (65,000)        (79,000)       (26,000)
    NTN Software Solutions                      (321,000)            --        (321,000)            --
                                           --------------  -------------   -------------  -------------
    NTN Hospitality Technologies division         87,000        381,000       1,053,000      1,089,000
    Buzztime                                    (868,000)      (969,000)     (2,768,000)    (2,590,000)
                                           --------------  -------------   -------------  -------------

   Operating loss                           $   (781,000)   $  (588,000)    $(1,715,000)   $(1,501,000)
                                           ==============  =============   =============  =============

Net income (loss)
    NTN Network                             $    569,000    $   287,000     $ 1,340,000    $   708,000
    NTN Wireless                                 (96,000)       (65,000)        (80,000)       (26,000)
    NTN Software Solutions                      (321,000)            --        (321,000)            --
                                           --------------  -------------   -------------  -------------
    NTN Hospitality Technologies division        152,000        222,000         939,000        682,000
    Buzztime                                    (868,000)      (911,000)     (2,758,000)    (2,435,000)
                                           --------------  -------------   -------------  -------------

    Net loss                               $    (716,000)   $  (689,000)    $(1,819,000)   $(1,753,000)
                                           ==============  =============   =============  =============


                                                                           SEPTEMBER 30,  DECEMBER 31,
                                                                               2003           2002
                                                                           -------------  -------------
Total assets
    NTN Network                                                             $11,820,000    $ 9,380,000
    NTN Wireless                                                                550,000        672,000
    NTN Software Solutions                                                    3,637,000             --
                                                                           -------------  -------------
    NTN Hospitality Technologies division                                    16,007,000     10,052,000
    Buzztime                                                                  2,703,000        790,000
                                                                           -------------  -------------
    Total assets                                                            $18,710,000    $10,842,000
                                                                           =============  =============


5. CONTINGENT LIABILITY

    Our Canadian licensee is currently in discussions with the Canada Customs and Revenue Agency regarding a liability relating to withholding tax on certain amounts previously paid to us by the Canadian licensee. Our licensee has been assessed approximately $649,000 Canadian dollars (equivalent to approximately $480,000 U.S. dollars as of September 30, 2003) by the Canada Customs and Revenue Agency, but is in the process of appealing the assessment. If the appeal is unsuccessful, it is unclear as to what, if any, liability we might have in this matter. No amounts have been accrued relating to this contingent liability.

6. DEFERRED REVENUE - BUZZTIME

    In February 2003, we entered into a Trial Agreement with a major cable operator that involves developing the Buzztime channel for potential deployment on two different cable technology platforms within that operator's system. The Trial Agreement runs through December 2004. During the three months ended March 31, 2003, the cable operator paid us an initial non-refundable amount of $100,000. The Trial Agreement calls for two additional payments of approximately $200,000 each if we enter into trials with the operator on each of the two specified technology platforms. A payment of $200,000 was received during the three months ended September 30, 2003. The cable operator has the right under the Trial Agreement to apply 50% of any amount paid under the agreement against future development and/or license fees paid by that operator to us for the carriage of the Buzztime channel through June 2004. During the three and nine month periods ended September 30, 2003, we recognized $100,000 and $150,000, respectively, of revenue related to this agreement. The remaining 50% of the two payments received to date, or $150,000, is reflected as deferred revenue-Buzztime on the accompanying consolidated balance sheet. The remainder of the deferred revenue - Buzztime on the accompanying consolidated balance sheet relates to deferred revenue arising from our agreement with Digeo Interactive LLC (Digeo).

    In March 2003, we entered into an agreement with Digeo, a producer and distributor of interactive television (iTV) products and services to provide three one-way, single-player games to the subscribers of Charter Digital Cable. We received an initial payment of $26,000 under the agreement during the three months ended June 30, 2003. Following the delivery and acceptance of the three games, we received an additional $26,000. We also received an additional $15,000 for a fourth game produced in the three months ended September 30, 2003. We began to recognize this revenue ratably over the two-year life of the Digeo agreement upon delivery and acceptance of the three games in September 2003.

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

8. BUZZTIME CONVERSION

    On June 8, 2001, an affiliate of Scientific-Atlanta invested $1,000,000 in Buzztime for 636,943 shares of its Series A preferred stock, representing 6% of Buzztime's capitalization on an as-converted basis, and warrants to obtain an additional 159,236 shares of its Series A preferred stock. Each share of Series A preferred stock was initially convertible into one share of Buzztime common stock and entitled to a non-cumulative dividend of 8%, if, and when as declared by Buzztime's board of directors. The exercise price of the warrants for Series A preferred stock is $1.57 per share. However, the warrants vest in 10% increments only as cable system operators sign on by executing a distribution agreement for the Buzztime channel. Based on the two Buzztime deployments with SusCom, 20% of the warrants are vested as of September 30, 2003.

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

10. MEDIA GENERAL INVESTMENT

    On May 6, 2003, Media General, Inc., a communications company with interests in newspapers, television stations, interactive media and diversified information services, made a $3.0 million investment in NTN. In return for the investment, we issued and sold 2,000,000 shares of unregistered NTN common stock through a private offering to Media General. Pursuant to the terms of the transaction, upon receipt of $3.0 million from Media General, we issued the unregistered shares along with fully vested warrants to purchase 500,000 shares of Buzztime common stock at $3.46 per share, exercisable through May 7, 2007. In connection with the Buzztime common stock, the parties agreed that Media General would have co-sale rights and NTN would have certain drag-along rights. Media General has the right to convert each share of Buzztime common stock into two shares of NTN common stock (subject to adjustment ) on the second and fourth anniversaries of the transaction date, in the event of a sale of NTN, upon certain bankruptcy and other insolvency proceedings of Buzztime, and in certain circumstances if NTN exercises its drag-along rights. Media General has the further right to convert the warrant to purchase 500,000 shares of Buzztime common stock into a warrant to purchase 1,000,000 shares of NTN common stock at $1.73 per NTN share (subject to adjustment) in the event of bankruptcy or insolvency of Buzztime. NTN has the right to require Media General to convert its equity interests in Buzztime into equity interests in NTN if there is a sale of NTN.

    Simultaneous with the transaction described above, we issued 666,667 shares of unregistered NTN common stock to license selected technology and content (Boxerjam games) from Media General to add additional game content to the Buzztime interactive television game channel and the NTN Network. The license includes a 5-year exclusive interactive television license of certain intellectual property, with options to extend the license for an additional 5 years. In September 2003, we entered into an amendment to the Boxerjam games license with Media General pursuant to which we agreed to pay to Media General a license fee in the amount of $150,000 (or $50,000 more than the original amount of $100,000) in exchange for the unilateral right to exercise the option to extend the Boxerjam games license for an additional 5 years following the initial 5 year term on a non-exclusive basis. Previously, that non-exclusive right was at Media General's option. The renewal license fee may be paid to Media General in shares of NTN common stock or, in the event Buzztime's common stock is publicly traded at the time of such renewal, Buzztime shall issue a number of shares of Buzztime common stock with an aggregate value of $150,000.

    We recorded both transactions at the fair value of the consideration exchanged on May 6, 2003, and utilized a third party valuation. We used the publicly traded stock price, as of the date of the transactions, of $1.77 per share to determine the $4,720,000 fair value of the shares issued. The consideration allocated to the acquired Boxerjam game license was valued at $1.72 million and is being amortized over the estimated contractual life of 10 years, which assumes, based on management's intent, we will exercise our five year renewal option. We determined that, based on the lack of marketability of Buzztime common stock and limited convertibility into NTN common stock, the fair value of the Buzztime warrants was not material and no allocation of fair value was made.

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

11. AMERICAN STOCK EXCHANGE LISTING

    On May 1, 2003, we received a letter from the American Stock Exchange (AMEX) stating that NTN is now in compliance with AMEX listing standards. In our SEC filings over the past year, we have disclosed that we needed to achieve $6 million of shareholders' equity to be in compliance with AMEX listing standards. However, as a result of new AMEX rules effective January 2003, the AMEX determined that we were in compliance with their listing standards. The new rules permit a company to remain listed on AMEX if it, like NTN, has a total market capitalization of at least $50 million, has at least 1.1 million shares publicly held, has a market value of publicly held shares of at least $15 million and has a minimum of 400 round lot shareholders. As of September 30, 2003, we had satisfied these requirements.

    In the event we no longer satisfy the requirements of the new rule (from subsequent changes in market capitalization or otherwise), we would be subject to other AMEX listing requirements for companies that have not reported profits during the past five years. As of September 30, 2003, we had also met the requirement of $6 million of shareholders' equity.

12. LINE OF CREDIT

    On July 17, 2003 we paid off our revolving line of credit with GF Asset Management, LLC, a subsidiary of GE Capital. The amount paid was approximately $1,411,000 which is net of a 5% settlement discount of approximately $105,000, which is recorded as a gain on early extinguishment of debt in the consolidated statements of operations.

    The existing line of credit was replaced on July 16, 2003 with a line of credit of $1,000,000 with Pacific Mercantile Bank. Interest on the line is based on an independent index which is the highest rate on corporate loans posted by at least 75% of the USA's thirty largest banks known as The Wall Street Journal's Prime rate (4% as of November 11, 2003). The interest rate to be applied to the unpaid principal balance is 2% over the index, with an initial rate of interest of 6%. The entire outstanding principal balance on the line must be repaid for a period of thirty consecutive days during each fiscal year, which was completed during the 3rd quarter, and matures on July 16, 2004. The line of credit contains one financial covenant based on our cash flow coverage of the balance on the line of credit. We were in compliance with that covenant as of September 30, 2003. The line is secured by all inventories, equipment, accounts receivable and various other assets.

13.    ACQUISITION

    On July 31, 2003, we acquired, through NTN Software Solutions, Inc. (Software Solutions), a wholly owned subsidiary of NTN, all of the assets and certain liabilities of Breakaway International, Inc. (Breakaway), a privately held leading provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $25,000 in cash, 1,292,614 shares of unregistered NTN common stock and the assumption of certain liabilities. NTN will pay additional contingent earn-out amounts in NTN common stock and/or cash over the next three years, provided that certain targets for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. NTN also entered into employment agreements with five of the executives of Breakaway.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Total consideration for the acquisition was $3,338,000 which consists of 1,292,614 shares multiplied by the then publicly traded price of $2.44 per share, $25,000 in cash and $159,000 of transactions costs. A final allocation of the purchase price is expected to be completed in the fourth quarter of 2003, upon receipt of the third party valuation analysis. The final allocation is expected to include adjustments to purchased software, customer list, non-compete agreement, goodwill and deferred revenue. Breakaway's results of operations have been included in NTN's consolidated statements of operations since August 1, 2003 and include $90,000 of amortization of the estimated intangibles based upon estimated lives of three to four years depending upon the asset. The notes payable to related parties of $227,000 was paid in full as part of the agreement after the closing date of July 31, 2003.

                                                ASSETS ACQUIRED AND
                                                LIABILITIES ASSUMED

                                              BREAKAWAY INTERNATIONAL
                                              -----------------------

         Accounts receivable, net               $    361,000
         Inventory                                    46,000
         Fixed assets                                108,000
         Intangible assets                         3,840,000
                                                -------------

         Total assets acquired                     4,355,000
                                                -------------

         Accounts payable & accrued liabilities      470,000
         Notes payable-related parties               227,000
         Deferred revenue                            479,000
                                                -------------

         Total liabilities assumed                 1,179,000
                                                -------------

         Net assets acquired                    $  3,179,000
                                                =============


14. SUBSEQUENT EVENTS

     On November 12, 2003, we signed a Letter of Intent to acquire the assets and assume certain of the liabilities of our Canadian licensee, NTN Interactive Network Inc., a wholly owned subsidiary of Chell Group Corporation. This transaction is subject to the completion of definitive documentation, including an Asset Purchase Agreement.

     On November 13, 2003, NorthBay Opportunities, L.P. (formerly known as BayStar Capital, L.P.) and NorthBay International Opportunities, Ltd. (formerly known as BayStar International, Ltd.) exercised warrants to purchase shares of our common stock in the amounts of 493,827 and 123,456 shares, respectively. Those firms paid us approximately $1 million on November 13, 2003 in order to exercise those warrants. These warrants were existing instruments that were issued as part of a previous financing by those firms. The warrants were scheduled to expire on November 14, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS

    THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS REFLECT FUTURE EVENTS, RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES, INCLUDING STATEMENTS RELATED TO OUR STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND FINANCIAL POSITION OF NTN COMMUNICATIONS, INC. AND ITS SUBSIDIARIES. FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND OUR CURRENT EXPECTATIONS, ESTIMATES, FORECASTS, AND PROJECTIONS ABOUT THE INDUSTRIES IN WHICH WE OPERATE AND THE BELIEFS AND ASSUMPTIONS OF MANAGEMENT. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "COULD," "TARGETS," "PROJECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "MAY," "WILL," "WOULD," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION, ANY STATEMENTS WHICH REFER TO PROJECTIONS OF OUR FUTURE FINANCIAL PERFORMANCE, OUR ANTICIPATED GROWTH AND TRENDS IN OUR BUSINESSES, AND OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES, ARE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED THAT THESE FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT MAY BE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 UNDER THE SECTION ENTITLED "RISK FACTORS," AND IN OTHER REPORTS AND REGISTRATION STATEMENTS THAT WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT FOR ANY REASON.

GENERAL

    We operate our businesses principally through two operating segments: the NTN Hospitality Technologies division and our Buzztime Entertainment, Inc. subsidiary ("Buzztime"). The NTN Hospitality Technologies division provides entertainment promotional services and on-site communications and management products to the hospitality industry. Buzztime operates our live broadcast studio, produces our trivia and live sports "Play-Along" content to both the NTN Network and new consumer interactive platforms, and is selling the Buzztime(R) interactive television channel to U.S. cable TV operators.

THE NTN HOSPITALITY TECHNOLOGIES DIVISION

    The NTN Hospitality Technologies division (the "Division") represents the combination of the NTN Network, NTN Wireless and NTN Software Solutions segments. We provide consumer-oriented interactive communications and entertainment products to the out-of-home hospitality industry including restaurants, sports bars, taverns, cruise ships, hotels and active adult communities who are looking for a competitive point-of-difference to attract and retain customers.

    We have maintained a unique and preemptive position in the hospitality industry for over 18 years as a promotional platform providing interactive trivia and play-along sports programming. Having now diversified our product line, we believe that strong growth opportunities exist by offering our interactive communications and entertainment services across an installed client base of nearly 10,000 customers.

    We have adopted the mission to become the leader in providing distributed network systems comprised of interactive entertainment and marketing communications services to the out-of-home commercial market, focusing first on the hospitality industry. As such, the Division is evolving from one that provides a single product--interactive entertainment located primarily in the bar area--to one that provides a full-service suite of products and services across the establishment. These products and services include wireless commercial communication services, hardware and software enterprise solutions, additional entertainment services and devices, interactive employee training and an expanded set of member services--including emerging stored value gift and loyalty card programs. Providing this expanded array of products will allow us to offer additional value to, and grow revenues in, our primary markets, as well as to expand the market to include hospitality venues such as fine dining, QSR (Quick Serve Restaurants, e.g. fast food) and family dining formats that are beyond our traditional customer base of casual dining, sports bars and taverns. A secondary aspect of our business involves selling advertising and other marketing communications services to national, regional and local advertisers that wish to reach restaurant patrons who are either playing or watching NTN's interactive content.

BUZZTIME ENTERTAINMENT

    Buzztime, our wholly owned subsidiary, was incorporated in the state of Delaware in December 1999 with the objective of creating new revenue from distributing NTN's content library to several interactive consumer platforms, with a primary focus on interactive television. Most of our interactive content and Play Along TV(R) technology is now owned or licensed by Buzztime. Buzztime specializes in real-time, mass-participation games and entertainment that are produced specifically for interactive television including the Buzztime interactive trivia channel for cable television and satellite television services. We manage one of the world's largest trivia game show libraries from our interactive television broadcast studio where we also produce our live, Predict the Play(R) interactive television sports games and real-time viewer polls. Buzztime is developing and distributing the Buzztime Channel with the intent to become the first broadly available interactive television game channel on U.S. cable and satellite systems.

    We launched the Buzztime Channel in June 2002 in York, Pennsylvania on the Susquehana Cable ("SusCom") system. We believe this was the first deployment of a real-time, two-way cable channel in the U.S. that operated on commercially deployed digital set-top boxes. In April 2003, we launched the second deployment of the channel in Portland, Maine on the Time Warner cable system. In June 2003, we launched our third deployment on SusCom's Williamsport, Pennsylvania system. In November 2003, we launched our fourth deployment on part of Comcast Cable's Baltimore, Maryland cable system.

    In addition, Buzztime remains the primary content provider to the NTN Hospitality Technologies division and currently works with leading companies such as Scientific-Atlanta, Inc., Media General, Inc., The National Football League (NFL), Liberate Technologies, Microsoft Corporation's MSNTV and others to bring consumers real-time interactive entertainment.

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

    o We plan to further develop and distribute the Buzztime Channel to cable and satellite operators with the intent to become the first nationally deployed interactive television game channel. As we gain distribution with cable television operators, we expect to increase revenue through three sources: license fees paid by local cable television operators; fees paid by interactive television home subscribers for premium services or pay-per-play transactions; and advertising revenue. Having now become the first U.S. content provider to deploy a two-way interactive television entertainment channel, we have adapted or are planning to adapt our interactive trivia game show content and technology to all leading interactive television platforms, to gain market share by partnering with major industry manufacturers and distributors, and to utilize our broadcast interactive television studio as a development and production facility to develop and deepen relationships with media-related companies. We also plan to continue to support our efforts in early-stage wireless entertainment through partnerships with leading wireless distributors and carriers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

    Operations for the three months ended September 30, 2003 resulted in a net loss of $716,000 compared to a net loss of $689,000 for the three months ended September 30, 2002.

REVENUES

    Total revenues increased by $751,000 or 12%, to $7,267,000 for the three months ended September 30, 2003 from $6,516,000 for the three months ended September 30, 2002. This increase was primarily due to increases in NTN Hospitality Technologies division revenues as shown in the following table:

                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30
                                                -----------------------------
                                                    2003           2002
                                                -------------  --------------
NTN Hospitality Technologies Division Revenues   $ 7,157,000    $  6,491,000
Buzztime Revenues                                    107,000          23,000
Other Revenues                                         3,000           2,000
                                                -------------  --------------
Total Revenues                                   $ 7,267,000    $  6,516,000
                                                =============  ==============


    NTN Hospitality Technologies division revenues increased by $666,000 or 10%, to $7,157,000 for the three months ended September 30, 2003 from $6,491,000 for the three months ended September 30, 2002. The increase is primarily related to an increase in NTN Wireless sales of approximately $266,000 and includes $584,000 in revenue from the newly acquired Software Solutions business. These increases are offset by a $245,000 decrease in installation revenue due to deferred revenue relating to installations becoming fully amortized over the estimated three-year average life of a customer relationship.

    Buzztime revenues were $107,000 for the three months ended September 30, 2003, compared to $23,000 for the three months ended September 30, 2002 due to the recognition of revenue in 2003 under a Trial Agreement with a major cable operator.

    OPERATING EXPENSES

    Direct operating costs increased by $323,000 or 13%, to $2,817,000 for the three months ended September 30, 2003 from $2,494,000 for the three months ended September 30, 2002. The significant component in the increase was the NTN Wireless cost of goods sold, which increased by approximately $135,000 due to the increase in NTN Wireless revenue. $70,000 of the increase was related to the newly acquired Software Solutions business. Within the NTN Network unit, freight and communications charges increased by $205,000 due to the first full quarter of the deployment of VSAT equipment. Playmaker charges increased $58,000 due to the start of the football season during which time more Playmakers are in use. These increases were offset by a depreciation expense decrease of $194,000 due to some of the digital broadcast equipment becoming fully depreciated, which, in turn, was offset by an increase in amortization for Buzztime software. Marketing site visits also decreased approximately $79,000 due to a scheduled reduction in the onsite visits to the sites.

    Selling, general and administrative expenses increased by $631,000 or 15%, to $4,822,000 for the three months ended September 30, 2003 from $4,191,000 for the three months ended September 30, 2002. Selling, general and administrative expenses included an increase in payroll and related expenses of approximately $662,000 as the head count increased, which includes the addition of the NTN Wireless employees and Buzztime employees to support their initiatives as well as the newly acquired Software Solutions business. Bad debt expense decreased $175,000 due to payments being received by slow paying customers. Office lease expenses increased $61,000 due to the expiration of our tenant sublease on our facilities in Carlsbad on June 30, 2003 and also for the additional facilities for Software Solutions. Various other expenses increased due to the expanded facilities and business units.

    Depreciation and amortization not related to direct operating costs decreased $88,000, or 21%, to $329,000 for the three months ended September 30, 2003 from $417,000 for the three months ended September 30, 2002 due to certain assets becoming fully depreciated.

    Research and development expenses increased $78,000 to $80,000 for the three months ended September 30, 2003 compared to $2,000 for the three months ended September 30, 2002, due primarily to the development of the digital network and VSAT initiatives.

INTEREST EXPENSE AND OTHER INCOME

    Interest expense decreased 74% to $33,000 for the three months ended September 30, 2003, compared to $125,000 for the three months ended September 30, 2002, primarily due to the conversion of the senior subordinated convertible notes on February 1, 2003 and a reduction in the outstanding balance on the line of credit.

    Gain on early extinguishment of debt of $105,000 in the three months ended September 30, 2003 arose out of a discount recorded on the payoff of the line of credit with GF Asset Management, LLC.

MINORITY INTEREST AND TAXES

    On January 16, 2003 Scientific-Atlanta converted its Buzztime preferred stock investment into NTN common stock, thereby eliminating its minority interest. Minority interest in loss of consolidated subsidiary was $58,000 for the three months ended September 30, 2002.

    The NTN Hospitality Technologies division expects to report taxable income for the year ending December 31, 2003. For federal income tax reporting purposes and in unitary states where NTN Hospitality Technologies may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset NTN Hospitality Technologies' taxable income. In states where separate filing is required, NTN Hospitality Technologies will likely incur a state tax liability. As a result, NTN Hospitality Technologies recorded a state tax provision of $8,000 in the third quarter of 2003. A state tax provision of $34,000 was recorded in the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

    Operations for the nine months ended September 30, 2003 resulted in a net loss of $1,819,000 compared to a net loss of $1,753,000 for the nine months ended September 30, 2002.

REVENUES

    Total revenues increased by $2,736,000 or 15%, to $21,307,000 for the nine months ended September 30, 2003 from $18,571,000 for the nine months ended September 30, 2002. This increase was primarily due to NTN Hospitality Technologies division revenues as shown in the following table:

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                -----------------------------
                                                     2003           2002
                                                -------------  --------------
NTN Hospitality TechnologiesDivision Revenues   $ 21,127,000   $  18,458,000
Buzztime Revenues                                    172,000         106,000
Other Revenues                                         8,000           7,000
                                                -------------  --------------
Total Revenues                                  $ 21,307,000   $  18,571,000
                                                =============  ==============


    NTN Hospitality Technologies division revenues increased by $2,669,000 or 14%, to $21,127,000 for the nine months ended September 30, 2003 from $18,458,000 for the nine months ended September 30, 2002. The increase is primarily related to an increase in sales of $2.3 million by the NTN Wireless business formed in the second quarter of 2002 and $584,000 in sales by the Software Solutions business acquired on July 31, 2003. NTN Hospitality Technologies site revenues increased by approximately $386,000 due to an increase in the average billing rate per site. Advertising revenue decreased approximately $400,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

    Buzztime revenues were $172,000 for the nine months ended September 30, 2003, compared to $106,000 for the nine months ended September 30, 2002 due to the recognition of revenue in 2003 under a Trial Agreement with a major cable operator and to the expiration of certain contracts during 2002.

OPERATING EXPENSES

    Direct operating costs increased by $1,028,000 or 14%, to $8,309,000 for the nine months ended September 30, 2003 from $7,281,000 for the nine months ended September 30, 2002. The increase is primarily due to an increase in NTN Wireless cost of goods sold of approximately $1.4 million which is consistent with the increase in NTN Wireless revenue and $70,000 from the newly acquired Software Solutions business. Freight and communications charges increased by $263,000 due to the deployment of VSAT equipment beginning in the second quarter of 2003. Marketing site visit expense decreased by $293,000 due to a scheduled reduction in the onsite visits to the sites. Depreciation expense decreased $418,000 due to some of the digital broadcast equipment becoming fully depreciated, offset by an increase in amortization for Buzztime software.

    Selling, general and administrative expenses increased by $1,976,000 or 17%, to $13,561,000 for the nine months ended September 30, 2003 from $11,585,000 for the nine months ended September 30, 2002. Selling, general and administrative expenses included an increase in payroll and related expenses of approximately $1,000,000 as the head count increased, which includes the addition of the NTN Wireless employees and Buzztime employees to support their initiatives as well as the newly acquired Software Solutions business. Marketing expenses increased $187,000 due to additional trade shows and advertising materials for NTN Wireless and Software Solutions in addition to other client promotions. Professional fees increased approximately $226,000 due to an increase in legal expenses. Office lease expenses increased $61,000 due to the expiration of our tenant sublease on our facilities in Carlsbad on June 30, 2003 and also for the additional facilities for Software Solutions. Various other expenses increased due to the expanded facilities and business units.

    Depreciation and amortization not related to direct operating costs decreased $287,000, or 24%, to $908,000 for the nine months ended September 30, 2003 from $1,195,000 for the nine months ended September 30, 2002 due to certain assets becoming fully depreciated.

    Research and development expenses increased $233,000 to $244,000 for the nine months ended September 30, 2003, compared to $11,000 for the nine months ended September 30, 2002, due primarily to the development of the digital network and VSAT initiatives.

INTEREST EXPENSE AND OTHER INCOME

    Interest expense decreased 47% to $200,000 for the nine months ended September 30, 2003, compared to $379,000 for the nine months ended September 30, 2002, primarily due to the conversion of the senior subordinated convertible notes on February 1, 2003 and a reduction in the outstanding balance on the line of credit.

    Gain on early extinguishment of debt of $105,000 in the three months ended September 30, 2003 arose out of a discount recorded on the payoff of the line of credit with GF Asset Management, LLC.

MINORITY INTEREST AND TAXES

    Minority interest in loss of consolidated subsidiary decreased to $10,000 for the nine months ended September 30, 2003, compared to $155,000 for the nine months ended September 30, 2002. On January 16, 2003 Scientific-Atlanta converted its Buzztime preferred stock investment into NTN common stock, thereby eliminating its minority interest.

    NTN Hospitality Technologies expects to report taxable income for the year ended December 31, 2003. For federal income tax reporting purposes and in unitary states where NTN Hospitality Technologies may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset NTN Hospitality Technologies' taxable income. In states where separate filing is required, NTN Hospitality Technologies will likely incur a state tax liability. As a result, NTN Hospitality Technologies recorded a state tax provision of $23,000 for the nine months ended September 30, 2003, compared to $34,000 for the nine months ended September 30, 2002.

EBITDA

    Our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $428,000 to $305,000 for the three months ended September 30, 2003 from EBITDA of $733,000 for the three months ended September 30, 2002. Our EBITDA decreased by $959,000 to $1,431,000 for the nine months ended September 30, 2003 from EBITDA of $2,390,000 for the nine months ended September 30, 2002.

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

    The following table reconciles our net loss per GAAP to EBITDA:

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30                  SEPTEMBER 30
                                    ----------------------------   -----------------------------
                                         2003          2002            2003            2002
                                    -------------  -------------   -------------  --------------

EBITDA CALCULATION

Net loss per GAAP                   $   (716,000)  $   (689,000)   $ (1,819,000)  $  (1,753,000)
     Interest expense (net)               32,000        125,000         196,000         373,000
     Depreciation and amortization       981,000      1,263,000       3,031,000       3,736,000
     Income taxes                          8,000         34,000          23,000          34,000
                                    -------------  -------------   -------------  --------------
EBITDA                              $    305,000   $    733,000    $  1,431,000   $   2,390,000
                                    =============  =============   =============  ==============

On a segment basis, our two segments generated EBITDA levels as presented below:


                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                               SEPTEMBER 30, 2003                        SEPTEMBER 30, 2003
                                   ----------------------------------------   -----------------------------------------
EBITDA CALCULATION:                 HOSPITALITY                                HOSPITALITY
                                   TECHNOLOGIES    BUZZTIME       TOTAL       TECHNOLOGIES    BUZZTIME        TOTAL
                                   ------------  ------------  ------------   ------------  ------------  -------------
Net income (loss)                  $   152,000   $  (868,000)  $  (716,000)   $   939,000   $(2,758,000)  $ (1,819,000)

     Interest expense (net)             32,000            --        32,000        196,000            --        196,000
     Depreciation and amortization     858,000       123,000       981,000      2,618,000       413,000      3,031,000
     Income taxes                        8,000            --         8,000         23,000            --         23,000
                                   ------------  ------------  ------------   ------------  ------------  -------------
EBITDA                             $ 1,050,000   $  (745,000)  $   305,000    $ 3,776,000   $(2,345,000)  $  1,431,000
                                   ============  ============  ============   ============  ============  =============


                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                              SEPTEMBER 30, 2002                          SEPTEMBER 30, 2002
                                   ----------------------------------------   -----------------------------------------
EBITDA CALCULATION:                HOSPITALITY                                HOSPITALITY
                                   TECHNOLOGIES    BUZZTIME       TOTAL       TECHNOLOGIES    BUZZTIME       TOTAL
                                   ------------  ------------  ------------   ------------  ------------  -------------
Net income (loss)                  $   222,000   $  (911,000)  $  (689,000)   $   682,000   $(2,435,000)  $ (1,753,000)

     Interest expense (net)            125,000            --       125,000        373,000            --        373,000
     Depreciation and amortization   1,073,000       190,000     1,263,000      3,191,000       545,000      3,736,000
     Income taxes                       34,000            --        34,000         34,000            --         34,000
                                   ------------  ------------  ------------   ------------  ------------  -------------
EBITDA                             $ 1,454,000   $  (721,000)  $   733,000    $ 4,280,000   $(1,890,000)  $  2,390,000
                                   ============  ============  ============   ============  ============  =============

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2003, we had cash and cash equivalents of $2,499,000 and working capital (current assets in excess of current liabilities) of $208,000, compared to cash and cash equivalents of $577,000 and working capital of $564,000 at December 31, 2002. At September 30, 2003, the $1 million balance on our revolving line of credit was classified as a current liability due to its expiration date of July 2004 compared to only $89,000 of the balance on our line at December 31, 2002. This classification of all of the balance on our revolving line of credit as a current liability as of September 30, 2003, in effect, reduced our working capital position by $356,000 compared to December 31, 2002.

    Net cash provided by operations was $1,714,000 for the nine months ended September 30, 2003 and $1,102,000 for the nine months ended September 30, 2002. Depreciation, amortization and other non-cash charges offset the net loss in each period.

    Net cash used in investing activities was $2,181,000 for the nine months ended September 30, 2003 compared with $1,129,000 for the nine months ended September 30, 2002. Included in net cash used in investing activities for the nine months ended September 30, 2003 was $1,415,000 in capital expenditures, $196,000 in capitalized software development expenditures and $570,000 for acquisition of businesses.

    Net cash provided by financing activities was $2,389,000 for the nine months ended September 30, 2003 and net cash used in financing activities was $602,000 for the nine months ended September 30, 2002. The cash provided by financing activities for the nine months ended September 30, 2003 included $3,723,000 of proceeds from issuance of common stock net of offering expenses and $373,000 of proceeds from the exercise of options. The $3,723,000 was raised in private offerings with Robert M. Bennett, one of our directors, and Media General, Inc. These proceeds were partially offset by cash used in financing activities which included $1,234,000 of net principal payments on the revolving line of credit and $473,000 of principal payments on capital leases and notes payable for VSAT equipment.

REVOLVING LINE OF CREDIT

    On July 17, 2003 we paid off our revolving line of credit with GF Asset Management, LLC (GF), a subsidiary of GE Capital. GF had acquired our prior line of credit from Coast Business Credit, which was seized by the Federal Deposit Insurance Corporation in February 2003. The amount paid was approximately $1,411,000 which is net of a 5% settlement discount of approximately $105,000.

    The existing line of credit was replaced on July 16, 2003 with a $1,000,000 line of credit with Pacific Mercantile Bank. Interest on the line is based on an independent index which is the highest rate on corporate loans posted by at least 75% of the USA's thirty largest banks known as The Wall Street Journal's Prime rate. The interest rate to be applied to the unpaid principal balance is 2% over the index, with an initial rate of interest of 6%. The entire outstanding principal balance on the line must be repaid for a period of thirty consecutive days during each fiscal year, which was completed during the third quarter, and matures on July 16, 2004. The line of credit contains one financial covenant based on our cash flow coverage of the balance on the line of credit. We were in compliance with that covenant as of September 30, 2003. The line is secured by all inventories, equipment, accounts receivable and various other assets.

BREAKAWAY INTERNATIONAL TRANSACTION

     On July 31, 2003, we acquired all of the assets and certain liabilities of Breakaway International, Inc., a privately held leading provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $25,000 in cash, 1,292,614 shares of our unregistered common stock and the assumption of certain liabilities. We will pay additional contingent earn-out amounts in unregistered shares of our common stock and/or cash over the next three years, provided that certain targets for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. We also entered into employment agreements with five of the former executives of Breakaway.

WARRANT EXERCISE

    On November 13, 2003, NorthBay Opportunities, L.P. (formerly known as BayStar Capital, L.P.) and NorthBay International Opportunities, Ltd. (formerly known as BayStar International, Ltd.) exercised warrants to purchase shares of our common stock in the amounts of 493,827 and 123,456 shares, respectively. The warrant exercise price for both firms was $1.62 per share. Those firms paid us approximately $1 million on November 13, 2003 in order to exercise those warrants. These warrants were existing instruments that were issued as part of a previous financing by those firms. The warrants were scheduled to expire on November 14, 2003.

FUTURE FINANCING NEEDS

     We believe that the recent $3 million investment by Media General, as well as the additional $1 million in warrant proceeds from the NorthBay entities, will satisfy our requirements for additional financing for the next twelve months. Generally, our financing requirements will depend upon the growth of our four business segments.

    Future capital investment for our new satellite network and for new site installations, cash used for acquisitions and expenditures for Buzztime will likely cause our cash expenditures to exceed cash inflows, though we currently do not anticipate using more than $2 million in 2003. We expect the level of expenditures in Buzztime to increase over the remainder of 2003 as we are field-testing the channel with Time Warner in Portland, Maine and now with Comcast Cable in Baltimore, Maryland. We also continue in the pre-field testing phase with certain other cable operators. However, subject to any unexpected changes in our business that may occur as a result of an economic slowdown, and unless we incur unanticipated expenses, we believe we will continue generating adequate cash from the operation of the NTN Hospitality Technologies division which, when combined with cash resources on hand, the Media General investment, the Bennett investment, the $1 million received form the recent warrant exercise and our line of credit, will allow us to continue to fund Buzztime at least through the third quarter of 2004 at current operational levels. If current Buzztime Channel sales efforts to cable MSOs (the largest Multiple System Operators in the United States) succeed as planned and we enter into additional field trials or national agreements with those cable operators, management intends to aggressively increase Buzztime sales and marketing efforts to more quickly advance our distribution within the U.S. market, which likely will require additional capital in 2004 and/or 2005. We also believe that any additional success that Buzztime achieves in entering into additional field trials with major cable system operators may enhance our ability to raise additional capital at favorable pricing, although there can be no assurance that will happen.

    The NTN Hospitality Technologies division has transmitted its data through the FM2 satellite platform for more than ten years. That arrangement is scheduled to end in February 2005. We have entered into equipment purchase and satellite service agreements to convert the Division to a much higher speed, two-way VSAT (Very Small Aperture Technology) satellite technology over the two-year period ending February 2005. These agreements are with the same reseller of satellite services that provided the FM2 satellite platform to us. This anticipated conversion to a two-way satellite technology will require a significant use of capital resources. We believe that the conversion of customer locations may require incremental capital expenditures of up to $4.5 million and increased cash operating expenses (including estimated installation costs) of up to $2.5 million over the two-year conversion period, which will lower our historical positive cash flow. The third quarter of 2003 was our first full quarter of rolling out the VSAT technology and we ended the quarter with approximately 10% of our sites converted to the two-way technology. As of November 13, approximately 20% of sites had been converted to VSAT. During the two-year conversion period, we believe that this upgrade will have a moderately adverse impact on our earnings when compared with what earnings would have been without the expenditures. The offsetting benefits of the installation include the elimination, at completion, of telecom costs that currently average approximately $660,000 per year and an expected increase of revenues from the sites.

    We are also considering adding to our product line certain other business applications that are relevant to the hospitality industry. We may add these incremental products through reseller arrangements or through acquisition. We currently expect the recently completed Breakaway transaction (which is now our new NTN Software Solutions, Inc. subsidiary) to add positively to our cash flow in 2004. However, amortization of components of intangible assets will reduce reported earnings from the Software Solutions unit for several years. We may also invest in certain integration related items that are not expected to exceed $200,000. We also entered into a letter of intent to acquire the assets and selected liabilities of NTN Interactive, Inc., our Canadian licensee. This potential transaction remains subject to a number of contingencies, including the completion of definitive documentation. Our limited capital resources may prevent us from making future product additions or acquisitions on a cash basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of September 30, 2003, we owned common stock of an Australian company that is subject to market risk. At September 30, 2003, the carrying value of this investment was $168,000, which is net of a $649,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At September 30, 2003, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $17,000 in the carrying value of the investment.

    We have outstanding line of credit borrowings, which bear interest at a rate equal to the prime rate plus 2.0% per annum, currently equal to 6% per annum. At September 30, 2003, a hypothetical one-percentage point increase in the prime rate with the maximum level of $1 million outstanding on our credit line would result in an increase of $10,000 in annual interest expense for line of credit borrowings.

ITEM 4. CONTROLS AND PROCEDURES

    We maintain "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of September 30, 2003, we have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in our disclosure controls and procedures and therefore there were no corrective actions taken.

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

LONG RANGE SYSTEMS

     On March 21, 2003, Long Range Systems, Inc. ("LRS") filed, in the United States District Court, Northern District of Texas, a patent infringement complaint against our NTN Wireless subsidiary. This complaint alleged trade dress and patent infringement and unfair competition and relates to our repair and replacement activities of LRS pagers, which do not constitute a significant percentage of our NTN Wireless business. On May 9, 2003, we filed with the court a motion to dismiss the LRS complaint. The court denied our motion to dismiss and provided LRS an opportunity to amend its complaint. LRS served the amended complaint in July 2003 and, in turn, we filed a motion to dismiss the amended complaint. We are awaiting the court's ruling on our pending motion to dismiss. We do not believe that this matter represents a significant level of exposure and intend to defend vigorously.


     On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The case was subsequently transferred to the United States District Court, Southern District of California. Our complaint alleges that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name www.ntnwireless.com in violation of our trademark rights. LRS has recently agreed to transfer ownership of the WWW.NTNWIRELESS.COM domain name to us. LRS filed a motion for change of venue seeking to have the matter transferred to Texas and a motion to strike under California's Anti-SLAPP statute. Both motions remain pending the court's ruling.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On August 1, 2003, we issued approximately 1,292,614 shares of restricted common stock for the acquisition of Breakaway International.

    This offering and transaction was made without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

2.1  Asset  Purchase  Agreement by and among NTN Software  Solutions,  Inc., NTN
     Communications,   Inc.,  Breakaway  International,  Inc.,  and  the  Seller
     Shareholders dated as of July 31, 2003 (2)

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

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002 (1)

-------------
(1) Filed herewith.

(2) Previously filed as an exhibit to NTN's Current Report on Form 8-K filed on August 14, 2003, and incorporated by reference.

 (b) Reports on Form 8-K.

On August 8, 2003,  we filed a Current  Report on Form 8-K (event date August 6,
2003) to report under Item 12. Results of Operations and Financial Condition.

On August 14,  2003 we filed a Current  Report on Form 8-K (event  date July 31,
2003) to report under Item 2. Acquisition or Disposition of Assets our acquisition of all of the assets and certain liabilities of Breakaway International, Inc.

On October 14, 2003 we filed a Form 8-K/A to amend our Current Report on Form 8-K dated August 14, 2003 (event date July 31, 2003) to include under Item 7. financial statements and pro forma financial information of Breakaway International, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   NTN COMMUNICATIONS, INC.
 Date: November 13, 2003           By: /S/ JAMES B. FRAKES
                                   --------------------------------------------
                                       James B. Frakes
                                       Authorized Signatory and Chief
                                       Financial Officer

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, Stanley B. Kinsey, Chief Executive Officer of NTN Communications, Inc. (the "Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q of the Company;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(f)) for the registrant and have:

     o designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     o disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     o all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


     Dated: November 13, 2003                      /s/ STANLEY B. KINSEY
                                                      Stanley B. Kinsey,
                                    Chairman and Chief Executive Officer
                                                NTN Communications, Inc.

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
             AND RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934

I, James B. Frakes, Chief Financial Officer of NTN Communications, Inc. (the "Company") certify that:


     1. I have reviewed this quarterly report on Form 10-Q of the Company;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(f)) for the registrant and have:

     o designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     o evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     o disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     o all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     o any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Dated: November 13, 2003                             /s/ JAMES B. FRAKES
                                                         James B. Frakes,
                                                  Chief Financial Officer
                                                 NTN Communications, Inc.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Stanley B. Kinsey, Chief Executive Officer of NTN Communications, Inc. (the "Company"), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The accompanying quarterly report on Form 10-Q of the Company for the fiscal quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 Dated: November 13, 2003                            /s/ STANLEY B. KINSEY
                                                        Stanley B. Kinsey,
                                      Chairman and Chief Executive Officer
                                                  NTN Communications, Inc.


The foregoing  certification  is being  furnished  solely  pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of this report.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350
                AND SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, James B. Frakes,  Chief Financial  Officer of NTN  Communications,  Inc. (the
"Company"), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The accompanying quarterly report on Form 10-Q of the Company for the fiscal quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended; and

     2. The information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 13, 2003                                /s/ JAMES B. FRAKES
                                                           James B. Frakes,
                                                    Chief Financial Officer
                                                   NTN Communications, Inc.


The foregoing  certification  is being  furnished  solely  pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of this report.

INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION

2.1  Asset  Purchase  Agreement by and among NTN Software  Solutions,  Inc., NTN
     Communications,   Inc.,  Breakaway  International,  Inc.,  and  the  Seller
     Shareholders dated as of July 31, 2003 (2)

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

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002 (1)

----------

(1)  Filed herewith.

(2) Previously filed as an exhibit to NTN's Current Report on Form 8-K, filed August 14, 2003, and incorporated by reference.