Form 10-K
period 2003-12-31
NTN COMMUNICATIONS INC
filed 2004-03-22
CIK 748592

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              _____________________

                                    FORM 10-K
                              _____________________

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         5966 LA PLACE COURT
         CARLSBAD, CALIFORNIA                                      92008
(Address of Principal Executive Offices)                         (Zip Code)

                                 (760) 438-7400
              (Registrant's telephone number, including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                                     WHICH REGISTERED
    -------------------                                     ----------------
Common Stock, $.005 par value                            American Stock Exchange

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-12). Yes [X] No [ ]

    The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2003, computed by reference to the closing sale price of the common stock on the American Stock Exchange on June 30, 2003, was approximately $73,708,479. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 5, 2004, Registrant had 52,611,430 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I
 1.     Business.......................................................      1
 2.     Properties.....................................................     16
 3.     Legal Proceedings..............................................     16
 4.     Submission of Matters to a Vote of Security Holders............     16

                                     PART II

 5.     Market for Registrant's Common Equity and Related
        Stockholder Matters............................................     17
 6.     Selected Financial Data........................................     18
 7.     Management's Discussion and Analysis of Financial
        Condition and Results of Operation.............................     18
 7A.    Quantitative and Qualitative Disclosures About
        Market Risk....................................................     37
 8.     Consolidated Financial Statements and Supplementary Data.......     37
 9.     Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure............................     37
 9A.    Controls and Procedures........................................     37

                                    PART III

 10.     Directors and Executive Officers of the Registrant............     39
 11.     Executive Compensation........................................     41
 12.     Security Ownership of Certain Beneficial Owners and
         Management....................................................     44
 13.     Certain Relationships and Related Transactions................     45
 14.     Principal Accountant Fees and Services .......................     46

                                     PART IV

 15.     Exhibits, Consolidated Financial Statement Schedule, and
         Reports on Form 8-K...........................................      47
         Index to Consolidated Financial Statements and Schedule.......     F-1

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

We operate principally through four business segments, the NTN Interactive Television Network ("NTN iTV Network" or "iTV Network"), NTN Wireless Communications ("NTN Wireless"), NTN Software Solutions ("Software Solutions"), which combine to form our NTN Hospitality Technologies Division (formerly the NTN Network Division), and our wholly owned subsidiary, Buzztime Entertainment, Inc. ("Buzztime").

     o The NTN iTV Network transmits a wide variety of popular interactive games, advertisements and informational programming delivered daily to consumers in approximately 3,500 restaurants, sports bars and taverns throughout the United States and Canada, as well as hotels, airlines, cruise ships and active adult communities.

     o NTN Wireless offers a complete line of on site wireless communication management products, including GuestCall(R) and ServerCall(R)paging systems, repair and replace programs for pagers, and SurveyCheck (trademark of Superb Serv LLC) electronic touch screen comment cards. The hospitality product suite is built around the goal of using technology to improve the customer experience and front-of-store efficiencies. NTN Wireless also offers on site messaging solutions for hospitals, church and synagogue nurseries, salons, business offices, and retail establishments. More than 2,800 sites currently use NTN Wireless products, including such national chains as Darden Restaurant's Olive Garden, Logan's Roadhouse, O'Charley's, and more, making NTN Wireless one of the top providers of hospitality management products in North America.

     o Software Solutions designs, develops, and markets innovative software for the restaurant and hospitality industry. Software Solutions' primary products include: NTN VISION(TM)- a Windows based POS restaurant management system; NTN Enterprise(TM)- a web-based enterprise management system; NTN ProHost(R), a Windows based seating management system; NTN RSViP(R), a Windows based reservation management system; as well as NTN Member Services - stored value gift card and loyalty programs designed to increase customer retention. More than 300 different companies in more than 3,300 locations in 43 countries are currently using our Software Solutions products. Software Solutions customers include Bahama Breeze, Charlie Trotters, Domino's Pizza, Gaylord Entertainment, MGM MIRAGE, Rainforest Cafe, Tavern on the Green, and The Cheesecake Factory.

     o Buzztime is a leading developer and distributor of real-time interactive television entertainment programming. Our Buzztime(R) trivia channel is the only 24-hour multiplayer, two-way game service created exclusively for television audiences. The Buzztime channel features play-along trivia games for players of all interests and ability levels with real-time competition and rankings among households.

Unless otherwise indicated, references herein to "NTN," "we," "us" and "our" include NTN Communications, Inc. and its consolidated subsidiaries. Our headquarters are located at 5966 La Place Court, Carlsbad, California 92008, telephone (760) 438-7400. NTN Communications, Inc. was incorporated in Delaware in 1984.

INDUSTRY SEGMENTS

    Financial information for each of our business segments for each of the last three fiscal years is contained in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K.

BUSINESS STRATEGY

Our current strategy is to leverage our unique interactive entertainment as a means of growing our business units. First, we intend to be a leading provider of interactive communications and entertainment offerings to the hospitality industry through the NTN Hospitality Technologies Division. Second, we plan to be a leading developer and distributor of interactive entertainment for the in-home market through interactive television and wireless devices via Buzztime.

To accomplish our objectives, we are pursuing strategies to:

o Increase the number of hospitality locations serviced by the NTN Hospitality Technologies Division through its NTN iTV Network, NTN Wireless and Software Solutions segments. We intend to accomplish this increase by expanding our product offerings to include more value-added services, adding personnel to our sales force and providing new and updated content on a regular basis.

o Develop and distribute the Buzztime channel to cable and satellite operators with the intent to become the first content provider to deploy a digital interactive television entertainment channel. Currently we have launched the Buzztime channel on Susquehanna Communications' York, Pennsylvania and Williamsport, Pennsylvania systems. We have also launched the Buzztime channel on Time Warner's Portland, Maine system and on Comcast Cable's system in Baltimore, Maryland. We have adapted, or are planning to adapt, our interactive trivia game show content and technology to the leading interactive television platforms. We are also planning further adaptations to other platforms, as needed, to gain market share by partnering with major industry manufacturers and distributors, as well as to utilize our broadcast interactive television studio as a development and production facility to develop and deepen relationships with media-related companies. We plan to continue our efforts in early-stage wireless entertainment through partnerships with leading wireless distributors and carriers.

o Increase revenues through current and new sources. The NTN Hospitality Technologies Division receives revenues from three major areas: subscription fees from out-of-home hospitality locations along with related third-party advertising revenue and sales of pagers and restaurant management products, including sales and support of software products. We expect to continue generating revenue through these sources and, by growing our customer base, we also expect to see revenue growth in service and advertising revenue. Similarly, as Buzztime gains distribution with cable and satellite television operators, we expect to increase revenue through license fees paid by cable and satellite television operators, fees paid by interactive television home subscribers for premium services or pay-per-play transactions, and advertising revenue.

o Both the NTN Hospitality Technologies Division and Buzztime may also explore market opportunities to acquire complementary businesses to increase revenues and earnings. One example of a recent acquisition is NTN Wireless, which generated over $4.7 million in revenues through sales of restaurant pagers and related products during 2003. Another example is Software Solutions, which we formed in July 2003 when we acquired the assets and certain liabilities of Breakaway International, Inc. Finally, on December 15, 2003, we acquired the assets of NTN Interactive Network, Inc., our Canadian licensee since 1985. This acquisition served to open the Canadian territory for the marketing and sale of our products and services and immediately provided us with an installed NTN iTV Network subscriber base of approximately 400 sites.

    We have incurred consolidated net losses in the last five years and expect to incur consolidated losses through at least the end of 2004. Recent losses have been primarily as a result of significant, planned development expenditures related to Buzztime for which no significant revenues have yet been generated.

THE NTN HOSPITALITY TECHNOLOGIES DIVISION

GENERAL

    The NTN Hospitality Technologies division provides consumer-oriented interactive communications and entertainment products to the out-of-home hospitality industry including restaurants, sports bars, taverns, cruise ships, hotels and active adult communities who are looking for a competitive point-of-difference to attract and retain customers.

    We have maintained a unique and preemptive position in the hospitality industry for over 18 years as a platform for providing interactive trivia and play-along sports programming. We believe that strong growth opportunities exist by continuing to leverage our preeminent entertainment product and our installed base of 3,125 United States venues to include other interactive communications and entertainment services that effectively increase both breadth and depth of their business in this segment.

    We have adopted the mission to become the leader in providing distributed network systems comprised of INTERACTIVE COMMUNICATION and ENTERTAINMENT (ICE) services to the out-of-home market. As such, the division is evolving from one that provides a single product--interactive entertainment located primarily in the bar area--to a full-service provider of "front of the house" products and services across the establishment. These products and services include on site wireless commercial communication services, seating management, point of sale, reservation system and enterprise software for the hospitality industry, additional entertainment services and devices, interactive training and an expanded set of member services--including emerging stored value gift and loyalty card programs. Providing this expanded array of products will allow us to offer additional value to, and grow revenues in, our primary markets, as well as to expand the market to include hospitality venues such as fine dining and family dining formats that are beyond our traditional customer base of casual dining, sports bars and taverns.

The NTN Hospitality Technologies Division's operations can be divided into three operating segments:

       NTN iTV NETWORK SEGMENT
       -----------------------

    Approximately 78% of our current revenues come from the operations of the NTN iTV Network, the largest segment of NTN Hospitality Technologies. The NTN iTV Network is the longest running out-of-home interactive television network in the world. We receive service fees from hospitality venues that receive the transmission of our interactive trivia quiz show and play-along sports programming. We transmit through our iTV Network engaging, interactive game content to the hospitality locations where patrons use our wireless interactive game devices to interact with content displayed on television screens. Our NTN iTV Network also earns revenues from advertising and marketing communications services to companies seeking to reach the over 6 million unique out-of-home consumers each month that visit the iTV Network's over 3,100 domestic installations. Via an average of four dedicated television screens per location, we provide advertisers with a targeted, cost-effective way to communicate their brand message, obtain consumer feedback, and stimulate product trial.

     During 2003, our iTV Network also received licensing royalty revenue from NTN Interactive Network (NTNIN), a division of Chell Group Corporation, our Canadian licensee, which maintained approximately 400 sites as of December 2003. On December 15, 2003, we acquired most of the operating assets, certain liabilities and the operations of NTNIN from Chell Group Corporation. We acquired NTNIN's assets for $200,000 in cash, 238,300 shares of unregistered NTN common stock valued at $3.70 per share, the contribution of $550,000 in unpaid licensing royalties, $84,000 of transaction costs and the assumption of certain liabilities. Total consideration for the acquisition was $1,786,000.

     We also have granted an exclusive license to eBet Limited, an Australian company, to distribute our games in commercial establishments and other public places throughout Australia and New Zealand via eBet Limited's own licensed network. Our Australian licensee currently broadcasts to approximately 20 hospitality locations.

       NTN WIRELESS SEGMENT
       --------------------

    NTN Wireless earns revenue from the sale of on site wireless paging products to restaurants and other hospitality locations. These products are provided to customers while waiting for a table and will activate to let them know when their table is ready as well as to restaurant staff to alert them to certain issues, such as when hot food is ready to be served.

       SOFTWARE SOLUTIONS SEGMENT
       --------------------------

    Software Solutions earns revenue from the sale of seating management, reservation systems, point of sale systems and enterprise management systems. Software Solutions was formed in July 2003 when we acquired the assets and certain liabilities of Breakaway International, Inc. Software Solutions also derives some revenues from our stored value gift and loyalty card programs. Loyalty card programs are becoming increasingly popular among restaurants and other hospitality establishments as they provide incentives for customers to return more frequently.

PRINCIPAL PRODUCTS AND SERVICE:

NTN iTV NETWORK
---------------

THE PRODUCT

    Our NTN iTV Network broadcasts a wide variety of entertaining and popular interactive play-along sports and trivia games to consumers in approximately 3,125 United States venues. Patrons play an estimated 17 million games per month, using our wireless hand-held game device, called the Playmaker(R), which allows them to compete locally and nationally with real-time scoring. We have deployed approximately 50,000 Playmakers across our iTV Network in the United States. In addition, our research indicates that an average of 4.3 patrons view and participate in the game for every Playmaker in use. We believe that no other company has created such broad hospitality industry relationships or captured such a large and diverse out-of-home audience. The strong demand for our NTN iTV Network is supported by third-party research indicating players stay longer, spend more, return more frequently and refer others to an NTN iTV Network establishment (source: Actionable Marketing Research, May 2000).

    We target national and regional hospitality chains as well as local independent venues that are looking for a competitive point-of-difference to attract and retain customers. Our customers include leading companies in the casual-dining restaurant segment such as TGIFriday's, Bennigan's Irish Grill, Applebee's, Damon's Grill and Buffalo Wild Wings, as well as over 2,700 independent locations in North America.

    Through the broadcast of engaging interactive content, our NTN iTV Network enables single- and multi-player participation as part of local, regional, national or international competitions supported with prizing and recognition. Unlike coin-operated games, live entertainment and themed events which are either single-player based, expensive and/or require effort to coordinate and conduct, the NTN iTV Network offers a turnkey solution of unique multi-player, multi-venue entertainment requiring virtually no employee involvement at a fraction of the comparable cost.

    Our NTN iTV Network is also the only interactive television network providing advertising and other marketing communications services to companies seeking to reach the over 6 million unique out-of-home consumers each month and looking for a targeted, cost-effective way to communicate their brand message, obtain consumer feedback and stimulate product trial. Unlike current out-of-home advertising vehicles which are either static or lack multiple consumer exposure, we provide, as part of the trivia quiz show and play-along sports broadcasts, an end-to-end marketing communications solution comprised of full-motion video commercials, promotional messages, advergaming contextual opportunities and real-time interactive research capabilities at costs well below current media and research alternatives.

    Historically, our advertising clients have come primarily from the beer, wine and spirits industries, reflecting the natural appeal of the NTN iTV Network as a place-based advertising medium. However, beginning in 2001, we began to take steps to broaden the client base beyond traditional alcoholic beverage companies by securing the Dodge Division of Daimler-Chrysler to support the launch of the new Ram Truck; Lions Gate Entertainment and Universal Pictures to support motion picture and DVD releases; as well as University Games, one of the top five board games companies, to support the introduction of one of its more popular board games.

VALUE PROPOSITION

    The NTN iTV Network has established itself as a cost-effective means of generating traffic to our domestic hospitality locations, creating loyalty and return on investment based on the ability to positively impact venue revenue because players stay longer (39% compared to non-players); spend more (47% more than non-players); return more often (72% more than non-players); and demonstrate positive word-of-mouth (90% have or will recommend an NTN subscriber venue to a friend) (source: Actionable Marketing Research, May 2000).

    By distributing turnkey promotional and marketing support to these venues, we provide a competitive advantage, as well as provide a cost-effective entertainment option when compared to other alternatives such as live entertainment, karaoke and food and drink discounts.

    Our NTN iTV Network provides a number of advertising units per hour to the venue. These units may become a revenue and profit center to our customers by allowing them to cross-promote internal programs and services, or to re-sell to local area merchants to offset network subscription costs and/or generate profit.

    Our customers may employ our proprietary interactive polling service, OMNIPoll(TM), in conjunction with network programming and our wireless Playmaker units to regularly deliver custom player feedback on food, service and promotions, allowing the venue to gauge customer satisfaction levels and make adjustments if necessary.

    NTN iTV Network's hospitality customers pay us an average of $531 per month per venue to use our interactive technology, and to offer our game transmissions to their patrons. We also historically have charged an additional subscription fee of $750 per year for our popular QB1(R) Predict-The-Play(R) football game played in conjunction with live, televised professional and college football games. More recently, the QB1 game has been bundled into an increased base package. NTN iTV Network venues enter into one- and two-year service agreements, with the average customer life of an NTN iTV Network site/venue of approximately three years.

TECHNOLOGY

    The NTN iTV Network utilizes a proprietary delivery technology called DITV (Digital Interactive Television). DITV uses the latest Windows-based development tools and multimedia capabilities, resulting in enhanced, high-resolution graphics and full-motion video. DITV makes the service more appealing to advertisers as ads appear as TV commercials rather than static billboards--DITV technology allows advertisers to use existing video footage in their ads on the NTN iTV Network.

    For ten years, the NTN iTV Network transmitted its data through an FM2 satellite platform and was received by a PC server (base station) installed at a subscriber's hospitality venue which is configured with a special communications card equipped for satellite data reception. That arrangement is scheduled to end in February 2005. We have entered into equipment purchase and satellite service agreements to convert the NTN iTV Network to a much higher speed, two-way VSAT (Very Small Aperture Technology) satellite technology over the two-year period ending February 2005. These agreements are with the same reseller of satellite services that provided the FM2 satellite platform to us.

    This anticipated conversion to the two-way satellite technology will require us to utilize significant capital resources. We believe that the conversion of customer locations may require incremental capital expenditures of up to $4.5 million and increased cash operating expenses (including estimated installation costs) of up to $2.5 million over the two-year conversion period, which will lower our historical positive cash flow. The third quarter of 2003 was our first full quarter of rolling out the VSAT technology. At December 31, 2003, approximately 23% of sites had been converted to VSAT. During the two-year conversion period, we believe that this upgrade will have a moderately adverse impact on our earnings when compared with what earnings would have been without the expenditures. The offsetting benefits of the installation include the elimination, at completion, of telecom costs that currently average approximately $660,000 per year and an expected increase of revenues from the sites, resulting from ancillary services enabled by the new technology.

END USER DEVICES

    Our DITV system also uses a 900 MHz wireless Playmaker, which features a 900 MHz transceiver, a monochrome LCD display and sealed keypad. Our system does not require the "wiring" of the establishment and the Playmakers have no breakable exterior components. As a result, external interference and Playmaker failure has been significantly reduced over previous versions. Our Playmakers are a rugged combination of hardware and firmware optimized for hospitality environments.

CONTENT SERVICES

    The NTN iTV Network licenses game content (both trivia and play-along sports) from Buzztime and third party content providers. Buzztime creates the game content that we transmit to NTN iTV Network hospitality locations. Each hospitality location is individually addressable, allowing us to send specific content to selected sites. Hospitality locations throughout the United States and Canada receive our content, in the form of broadcast programming, 15 hours each day, 365 days each year.

GAME CONTENT & PROMOTION

    Our primary product is the transmission of a variety of sports and interactive trivia games that entertain and challenge a player's skill and knowledge while creating significant customer loyalty.

    A core component of our content is QB1, a live, play-along football game in which players predict the outcome of each play broadcast within professional and collegiate football games. We have held a license with the NFL for 18 years in conjunction with QB1.

    We also offer a suite of Playmaker only games. This suite of games is independent of the NTN iTV Network and may be played directly on our wireless Playmakers. Players access the games by logging onto a Playmaker and following the instructions on the Playmaker screen.

Playmaker Games:

             ---------------- --------------------------------------------------
             Acey Duecey      Two cards are dealt face up. Players bet that the
                              third card will fall between the previous two
             ---------------- --------------------------------------------------
             Crystal Ball     Ask the Crystal Ball a question and receive your
                              answer
             ---------------- --------------------------------------------------
             Playmaker Poker  Compete against the house in a game of
                              jacks-or-better poker
             ---------------- --------------------------------------------------
             Shark Attack     Just like hangman, but with an oceanic twist
             ---------------- --------------------------------------------------

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

COMPETITION

    Currently, we have no direct competitors to the NTN iTV Network that furnish live, multi-player interactive entertainment in a similar scope and nature. While we have no direct competitors, we do compete for total entertainment dollars in the marketplace. Other forms of entertainment provided in public venues include music-based systems, live entertainment, cable and pay-per-view programming, coin-operated single-player games/amusements and traffic-building promotions like happy hour specials and buffets. However, none of the alternatives provide the combination of live sports and trivia entertainment broadcast 15 hours per day, 365 days per year, and most require some involvement with the venue staff to be successful, which conflicts with the primary responsibility of the staff.

NTN WIRELESS
------------

THE PRODUCT

    To expand presence in the hospitality industry, during 2002 we completed the acquisitions of the assets of each of ZOOM Communications and Hysen Technologies, manufacturers and sellers of on-site wireless paging products. On-site paging systems consist of guest paging systems designed to improve the wait time for hospitality guests and server paging systems designed to alert servers when prepared food is ready to be served. Our guest paging system, GUESTCALL(R), is comprised of a tabletop transmitter and between 30-70 individual pagers that are distributed to guests upon arrival. The server paging system, SERVERCALL(R), is made up of transmitter located in the kitchen area, and between 12-36 individual pagers for the wait staff. Both systems may vibrate, flash or both to indicate either the table or food are ready.

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

COMPETITION

    We are not aware of any industry figures for the hospitality paging segment. Within the industry, it is estimated that JTech, based in Boca Raton, Florida, holds a majority position of the hospitality paging market, JTech markets guest paging and server paging systems, and has recently expanded their product mix to include other operations-based products that integrate with a venue's POS system for check management/paging and electronic guest survey cards. Long Range Systems of Dallas, Texas, also markets products similar to ours and those of JTech, including guest and server paging products and electronic guest survey card systems.

NTN SOFTWARE SOLUTIONS
----------------------

THE PRODUCT

    Our Software Solutions' products currently target the specific operational and reporting requirements of the food service industry and include: NTN VISION, NTN ENTERPRISE, NTN PROHOST, and NTN RSVIP. These products are developed using the following Microsoft technologies: Visual Basic 6.0, Visual Basic Visual C++ 6.0, ASP .NET, and SQL Server 2000. Our products are currently used by more than 300 companies in more than 3,300 locations in 43 countries. Our NTN Software Solutions customers include Domino's Pizza, The Cheesecake Factory, MGM MIRAGE and Gaylord Entertainment.

    NTN VISION is our flagship point-of-sale and back office management system. It is a multi-tier, 32-bit Windows application designed for use in quick service and delivery-based operations. Order Entry takes advantage of touch screen technology and provides a robust and easy-to-use interface. NTN VISION accomplishes several important software development objectives such as: database independence, multiple language support, locale independence, multiple currency support, open system architecture, and the ability to handle multiple locations or menu setups within one system installation. NTN VISION is capable of powerful reporting and information analysis to provide management with the necessary tools to decrease costs and increase profits.

    NTN PROHOST is our guest and seating management application that coordinates all activities with guests, tables, and servers. It is designed to get more customers seated, served and satisfied. NTN PROHOST helps restaurants turn more tables, more often, which means turning higher profits.

    NTN RSViP is a reservations management solution designed to accept advance reservations for single or multiple locations. RSVIP is a client/server application which connects multiple users in a restaurant to a central database server. NTN RSVIP provides powerful features that include: 1) quick capture of complete guest information, 2) elimination of overbooking with manager override functions, 3) ability to view repeat guest profiles and history, 4) tracking of customer preferences, 5) tracking of specific "types" of guests for targeted marketing programs, 6) automatic Microsoft Word mail-merge feature for mailing campaigns, and 7) customizable reporting features.

    NTN ENTERPRISE is an enterprise management solution that acts as a central repository for all store data. NTN ENTERPRISE uses NTN VISION to transfer store information to this repository through the Internet, and utilizes a web-based portal interface for users to access store data and reports. These reports can be viewed online, printed, or exported to multiple file formats. NTN ENTERPRISE also includes a powerful communications forum that allows users to post and reply to messages in a discussion format. Future releases planned for 2004 will add centralized store setup and marketing capabilities.

    NTN MEMBER SERVICES is a unit that was transferred to Software Solutions following the Breakaway transaction. This unit markets a stored-value gift loyalty card product line that we obtained as part of the ZOOM asset acquisition in April 2002. We believe key opportunities exist on two fronts. First, by linking this program with our 1.1 million Players Plus(R) loyal player database to combine frequent purchases with game play to offer a unique, comprehensive player loyalty program. Recent research indicates that our Players Plus members prefer discounts on food and beverage over other alternatives; combining a frequent diner program with a frequent player program as part of an expanded Players Plus service enables us to market a meaningful loyalty program to our customer base. In addition, the cost of designing and implementing a loyalty program has been prohibitive to most small independent venues. By offering a combined gift and loyalty program to the approximately 2,400 independent NTN iTV Network venues, we are in a position to provide a unique service to this constituent that would otherwise not have the financial wherewithal to develop on their own.

    The third party technology to support this program is established, requiring either an integrated card reader installed via phone line, printer or, alternatively, integration into the venue's existing POS system. In the case of the former, costs and interface is established; the latter will require a software interface written for the specific POS system. Currently, we have an interface program written for common MICROS systems, a leading POS provider, and will develop and bill for other systems on a project basis. The cards are standard stored-value magnetic strip cards produced in association with two third party system providers. We act as an intermediary and the transactions are processed through the third party system providers.

COMPETITION

    Software Solutions competes with a number of entities within the hospitality point-of-sale arena, including the Aloha Technologies unit of Radiant Systems, Inc., MICROS Systems, Inc. and InfoGenesis.

PROFESSIONAL SERVICES

    In addition to software development, Software Solutions provides professional services to its customers and partners including software support, hardware configuration, systems staging, deployment, and training services.

    Our technical support group provides all levels of technical support for Software Solutions' software products and certain hardware configurations. Engineering and onsite support for hardware is arranged through the manufacturer or service organization providing onsite services. Software Solutions' hours of operation for technical support are 8:30am to 2:00am Central Time, seven days per week.

    Our production group provides services associated with providing turnkey systems to customers and partners. This includes inventory management, system configuration, system testing (burn-in), and shipping services.

    Our field services group provides complete management of the deployment process and includes system installation, software setup, and training services. Software Solutions does not provide site preparation services such as network cabling, electrical, communications installation, and physical site preparation for mounting and housing of various types of equipment.

NTN HOSPITALITY TECHNOLOGIES SALES & DISTRIBUTION

    Currently we sell all products and services through direct sales employees located in major metropolitan markets, with independent dealers and representatives in smaller metro markets and rural areas. Our sales cycle varies by customer type, requiring as little as one week for independent customers and up to 18 months for national chain accounts. We seek to generate qualified leads for a follow-up field presentation through our marketing and promotion efforts. During the field presentation, our sales representative determines the prospect's need and features possible solutions through the benefits of each product or service presented, including an interactive demonstration, detailed return on investment calculations, local advertising opportunities made available through the NTN iTV Network and third party research results outlining player purchase behavior and success stories from existing NTN iTV Network subscribers. Occasionally, demonstration units are provided to validate the system, with the intention to finalize the sale upon completion of the trial.

NTN HOSPITALITY TECHNOLOGIES MARKETING AND PROMOTION

    We market our services to the industry primarily through advertising in national trade periodicals, national and regional trade shows, telemarketing, direct mail and direct contact through our field sales and marketing representatives. We organize and track all sales prospects through our distributed database software.

    We have found the most effective trade periodicals for our marketing purposes to be Nation's Restaurant News, Nightclub & Bar and Military Hospitality. The key national and regional trade shows to us are the National Restaurant Association Show, Nightclub & Bar Expo, Pizza Expo, FS/Tech, WestEx, Northeast Foodservice, MMR and MUFSO. In addition, we participate in most of the national chain conference shows. Our field representatives also participate in a substantial number of smaller regional shows.

    Another core element to our marketing is our Players Plus frequent player program. Our Players Plus frequent player club, numbering over 1.1 million current membership records, offers advertisers an effective tool for market research and direct marketing. Players Plus members join by entering their name, address, zip code and identification number into a Playmaker or at www.ntn.com, which we then capture at our broadcast center. Members earn points each time they play. Points earned by Players Plus members have no cash or redemption value. Sponsors are capable of receiving feedback through interaction with customers in the form of customer surveys on the NTN iTV Network or via email.

    Our research indicates that players place a high value on recognition for achievement and game play prowess. Achieving higher point levels earns the Players Plus member a higher status within the NTN iTV Network rankings. We broadcast the leading player names and rankings within their home location and provide network-wide national exposure as well, which supports higher player satisfaction levels and repeat game play. Finally, we use our installed base of over 12,000 television screens to cross-sell other site/venue services, including wireless paging systems and member services such as gift and loyalty card programs.

NTN HOSPITALITY TECHNOLOGIES RAW MATERIALS

    With the exception of our Playmakers, each system installed at a hospitality location is assembled from off-the-shelf components available from a variety of sources. We are responsible for the installation and maintenance of each system. Our current Playmaker is a hand-held, 900 MHz radio frequency device used to enter choices and selections by players and is manufactured by Climax Technology, Ltd., a non-affiliated manufacturer in Taiwan.

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

NTN HOSPITALITY TECHNOLOGIES SEASONALITY

    Our NTN iTV Network business has had some seasonal elements. While we bill revenue monthly as service is provided to customers, three factors increase our revenues in the second half of the year over the first half. First, sales to new locations have traditionally been higher in the summer and early fall months compared to the rest of the year. Second, existing customers pay an incremental amount for our QB1 Predict the Play football game and order additional Playmakers to meet their patrons' demands to play this game in late summer and early fall. Third, we typically gain additional advertising customers who want to participate in our football-oriented broadcasts. In the third quarter of 2003, and coinciding with the rollout of our new two way VSAT broadband satellite platform, we have started bundling our QB1 Predict the Play football game with our trivia game. This will likely reduce the seasonal elements of our business.

    The hospitality industry has historically experienced a relatively high business failure rate. That factor combined with change in ownership and non-renewal of contracts leads us to lose a certain amount of our customers each year. We refer to this collective loss of customers as "churn." Our historical churn experience has also been seasonal in that the percentage of churn has been highest following the completion of the professional football season in February, although churn occurs in all months. During our operating history, approximately 18% to 30% of the existing NTN iTV Network customers at the beginning of a year have churned by the end of that year. We believe the introduction of the new digital network and 900 MHz Playmakers have reduced the churn rate. The churn rate was 22% for 2003 and 19% for 2002.

NTN HOSPITALITY TECHNOLOGIES SIGNIFICANT CUSTOMERS

    Our customers are diverse and varied in size as well as location. We are not dependent on any one customer. We do not have any individual customer, including chain locations, who accounted for 10% or more of our consolidated revenues in 2003, 2002 or 2001.

NTN HOSPITALITY TECHNOLOGIES BACKLOG

    We historically have not had a significant backlog at any time because we normally can deliver and install new systems at hospitality locations within the delivery schedule requested by customers (generally, within two to three weeks). Shipments of NTN Wireless products occur in most cases within 14 days of receipt of order.

BUZZTIME ENTERTAINMENT, INC. SUBSIDIARY

GENERAL

    Buzztime, our wholly owned subsidiary, was incorporated in the state of Delaware in December 1999 with the objective of creating new revenue from distributing our content library to several interactive consumer platforms, with a primary focus on interactive television. Buzztime specializes in real-time, mass-participation games and entertainment that are produced specifically for interactive television including the Buzztime interactive trivia channel for cable television and satellite television services. We manage one of the world's largest trivia game show libraries from our interactive television broadcast studio where we also produce our live, Predict the Play interactive television sports games and real-time viewer polls.

    Currently we have launched the Buzztime channel on Susquehanna Communications' York, Pennsylvania and Williamsport, Pennsylvania systems. We have also launched the Buzztime channel on Time Warner's Portland, Maine system. In November 2003, we also commenced a trial on Comcast's Baltimore, Maryland, system. We believe these deployments were the first deployment of a real-time, two-way game channel via cable TV in the U.S. that operates on commercially deployed digital set-top boxes. In addition, Buzztime remains the primary content provider to the NTN iTV Network and currently works with leading companies such as Scientific-Atlanta, Inc., The National Football League (NFL), Liberate Technologies, Media General and others to bring consumers real-time interactive entertainment.

PRINCIPAL PRODUCTS/SERVICES AND DISTRIBUTION

    There are three categories of Buzztime content: live, interactive trivia game shows which are broadcast on the hour, quarter hour or half hour; real-time predictive TV play-along sports games where viewers predict certain strategic events while viewing live sports television broadcasts; and live viewer polls which can be broadcast in conjunction with a live televised event. All of the games listed below are played on the NTN iTV Network:

Prime Time Games
------------------------------------- ------------------------------------------
Passport(TM)                          Travel trivia
------------------------------------- ------------------------------------------
Playback(TM)                          Music trivia
------------------------------------- ------------------------------------------
Showdown(R)                           Advanced trivia challenge
------------------------------------- ------------------------------------------
SIX(R)                                General trivia
------------------------------------- ------------------------------------------
Spotlight(TM)                         Entertainment trivia
------------------------------------- ------------------------------------------
Sports IQ(TM)                         Sports Trivia
------------------------------------- ------------------------------------------
Sports Trivia Challenge(R)            Sports Trivia
------------------------------------- ------------------------------------------

Featured Games

------------------------------------- -----------------------------------------
Abused News(R)                        Humorous trivia based on recent news
------------------------------------- ------------------------------------------
Battle of the Sexes(TM)               Gender based trivia; created under license
                                      from Imagination Entertainment Limited
------------------------------------- ------------------------------------------
BrainBuster(R)                        Difficult level general trivia
------------------------------------- ------------------------------------------
Get Reel(TM)                          Movie trivia
------------------------------------- ------------------------------------------
Glory Daze(TM)                        60s and 70s trivia
------------------------------------- ------------------------------------------
Jukebox(TM)                           Music trivia
------------------------------------- ------------------------------------------
PasTimes(TM)                          History trivia
------------------------------------- ------------------------------------------
Retroactive(TM)                       TV trivia from 50s - 70s
------------------------------------- ------------------------------------------
SciFiles(TM)                          Science Fiction trivia
------------------------------------- ------------------------------------------
Speed(TM)                             Fast paced general trivia
------------------------------------- ------------------------------------------
Topix(TM)                             Theme based trivia
------------------------------------- ------------------------------------------
Triviaoke(R)                          Music trivia
------------------------------------- ------------------------------------------
Tuned In(TM)                          Television trivia
------------------------------------- ------------------------------------------

Regularly-Scheduled Programming

------------------------------------- ------------------------------------------
Appeteasers(TM)                       15-minute general trivia
------------------------------------- ------------------------------------------
Countdown(R)                          General trivia
------------------------------------- ------------------------------------------
Wipeout(TM)                           General trivia
------------------------------------- ------------------------------------------

Selectable Games
------------------------------------- ------------------------------------------
Nightside(R)                          Adult-oriented trivia
------------------------------------- ------------------------------------------

Predict-the-Play Games

------------------------------------- ------------------------------------------
QB1(R)                                Interactive strategy game played in
                                      conjunction with live telecasts of college
                                      and professional football
------------------------------------- ------------------------------------------
Race Day(TM)                          A predictive game combined with auto
                                      racing trivia played in conjunction with
                                      stock car races
------------------------------------- ------------------------------------------

Classics
------------------------------------- ------------------------------------------
Bingo                                 Interactive version of the classic game
------------------------------------- ------------------------------------------

MARKETING

    Our current marketing efforts are concentrated on the cable and satellite television markets to build awareness and distribution. Once the Buzztime trivia channel has launched within cable and satellite systems, we will add consumer-marketing efforts. Our intent is to take advantage of Buzztime's early market advantage by securing trial agreements with as many large cable operators as possible. Once each trial has successfully concluded, we intend to negotiate carriage and licensing agreements with the cable operators. As distribution of the Buzztime trivia channel increases, we will offer to sell premium and pay-to-play services to the players and advertising and marketing opportunities to marketing companies. Our business model is supported by strong market demand for compelling content on emerging interactive television platforms and the proven success of our content on existing platforms such as the NTN iTV Network.

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

    Cable television, in its various forms, provides consumers the opportunity to make viewing selections from 30 to over 100 free and pay channels, thus limiting the amount of time devoted to any particular channel. To those consumers who enjoy watching game shows, the offerings are plentiful from the networks and the cable programmers. Shows like Jeopardy and Wheel of Fortune, and those offered 24 hours per day on cable television such as Game Show Network, are expected to continue to draw audiences. For the most part, television is currently a passive medium, and does not offer the viewer the opportunity to participate in its programming, and even less frequently does it offer programming designed for interactive participation. Buzztime's offering will differ from most television game programs in two major ways: it will allow the home consumer to truly interact with the game shows via their remote control and it will allow the home player to receive a "score" and be ranked both locally and nationally, on screen for all players to see, in most games. We believe this is a compelling characteristic that will draw players to the Buzztime offering.

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

    Finally, competition within the interactive television space comes from three or four existing game providers that are also seeking to provide games on digital set-top boxes, either as single play or networked games. These competitors include Two-way TV, PlayJam (owned by OpenTV), Visiware, Pixel Technologies and Zodiac Gaming. We believe we have several key advantages over these companies. First, most of these competitors focus on stand-alone single player games for set-tops that are currently deployed in North America. Second, those that do allow competition with others have limited trivia content or games in their offerings, and we believe trivia game shows will be one of the most popular game categories for interactive television. Finally, none, that we are aware of, has developed the level of field experience with the existing cable TV platforms that only comes from being commercially deployed.

LICENSING, TRADEMARKS, COPYRIGHTS AND PATENTS

    Our sports games make use of simultaneous telecasts of sporting events. Where we have a license with a sporting league, we are also permitted to utilize the trademarks and logos of the teams and the leagues in connection with the playing of an interactive game.

    We are party to a license agreement with NFL Enterprises L.P. Our NFL agreement grants us data broadcast rights to conduct interactive games on the NTN iTV Network in conjunction with the broadcast of NFL football games, for which we pay the NFL a flat royalty independent of revenues billed to subscribers by the NTN iTV Network in connection with QB1 play. In November 2002, we renewed our license agreement with the NFL through August 6, 2005.

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

    As of December 31, 2003, we owned one United States patent covering certain aspects of technology related to an interactive learning system. This patent will expire in 2017. As of December 31, 2003, we had applied for two additional patents in the United States.

    In June 2001, we entered into a contribution agreement with Buzztime, effective retroactively to January 1, 2001, whereby we contributed some of our assets to Buzztime. The assets we contributed to Buzztime included the interactive trivia game show libraries, the play along sports game libraries and related technology and intangible assets.

    Further, in June 2001, we entered into a licensing and marketing agreement with Buzztime, effective retroactively to January 1, 2001, whereby Buzztime granted the NTN iTV Network an exclusive, royalty-free, perpetual license to the game libraries and related technology for distribution to the commercial market for group viewing audiences. Buzztime will continue to provide the NTN iTV Network with new game content created by Buzztime during the ordinary course of business, as well as maintenance and upgrades to existing content and related technologies, through 2006. This obligation is subject to a termination right at the option of Buzztime, upon one year's prior notice to the NTN iTV Network. In addition, Buzztime will continue to produce Predict the Play applications for the NTN Network through 2008. Pursuant to the terms of the agreement, the NTN iTV Network will promote Buzztime during broadcasts of Buzztime programming on the NTN iTV Network as long as Buzztime continues to supply new game content for distribution by the NTN iTV Network. Buzztime shall promote the NTN iTV Network to the best of its ability in the consumer market, including interactive television and wireless devices.

GOVERNMENT CONTRACTS

    We provide our broadcast services through the NTN iTV Network to a small number of government agencies, usually military base recreation units. However, the number of government customers is small compared to our overall customer base. We provide our products and services to government agencies under contracts with substantially the same terms and conditions as are in place with other non-government customers.

RESEARCH AND DEVELOPMENT

    During 2003, 2002 and 2001, we incurred approximately $329,000, $12,000 and $101,000, respectively, related to research and development projects, including projects performed by outside consultants. In 2003, our research and development efforts were related to digital network, wireless and interactive applications.

    Our level of research and development activity increased markedly in 2003 compared to 2002 as we began aggressive development efforts on new technology enhancements including the adoption and rollout of VSAT two-way broadband satellite technology, a more robust graphics engine for the entertainment network, enhanced and improved hand-held Playmaker devices and next generation wireless products.

    There is no assurance that we will successfully complete current or planned development projects or will do so within the prescribed time parameters and budgets. There can be no assurance, furthermore, that a market will develop for any product successfully developed.

ACQUISITIONS AND DIVESTITURES

BREAKAWAY INTERNATIONAL

    On July 31, 2003, we acquired all of the assets and certain liabilities of Breakaway International, Inc. (Breakaway), a privately held provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $252,000 in cash, 1,292,614 shares of unregistered NTN common stock, transaction costs and the assumption of certain liabilities. We will pay additional contingent earn-out amounts in NTN common stock and/or cash over the next three years, provided that certain targets over the relevant trailing twelve month period for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. We also entered into employment agreements with five of the executives of Breakaway.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Total consideration for the acquisition was $3,623,000, which consisted of 1,292,614 shares multiplied by the then publicly traded price of $2.44 per share, $252,000 in cash and $217,000 of transaction costs, plus the assumption of liabilities. To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third party valuation analysis. That third party analysis determined that the identified intangible assets and the related useful lives are developed technology ($781,000, 6 year life), customer relationships ($1,110,000, 6 year life) and non-competition agreements ($30,000, 3 year life). Results of operations from the acquisition have been included in our consolidated statements of operations since August 1, 2003 and include $135,000 of amortization of the identified intangibles based upon the estimated lives.

                          BREAKAWAY INTERNATIONAL, INC.
                     ASSETS ACQUIRED AND LIABILITIES ACQUIRED

                  Accounts receivable, net             $    333,000
                  Inventory, net                             35,000
                  Fixed assets, net                         108,000
                  Developed technology                      781,000
                  Customer relationships                  1,110,000
                  Non-competition agreements                 30,000
                  Goodwill                                2,225,000
                                                       ------------

                  Total assets acquired                   4,622,000
                                                       ------------

                  Accounts payable and accruals             479,000
                  Deferred revenue                          520,000
                                                       ------------

                  Total liabilities assumed                 999,000
                                                       ------------

                                                       ------------
                  Net assets acquired                  $  3,623,000
                                                       =============

NTN CANADA

     On December 15, 2003, we acquired most of the operating assets, certain liabilities and the operations of NTN Interactive Network, Inc. (NTNIN), our long time Canadian licensee from its parent, Chell Group Corporation Inc. We acquired NTNIN's assets for $200,000 in cash, 238,300 shares of unregistered NTN common stock, the contribution of $550,000 in unpaid licensing royalties and the assumption of certain liabilities.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Total consideration for the acquisition was approximately $1,786,000, which consisted of 238,300 shares multiplied by the then publicly traded price of $3.70 per share, $200,000 in cash, the contribution of $550,000 in unpaid licensing royalties, $84,000 of transaction costs, plus the assumption of $70,000 in liabilities. There will be a final calculation of the cash component of the purchase price based on the final closing balance sheet. This calculation may increase the purchase price by up to $50,000. We expect to conclude the final cost of the transaction during the second fiscal quarter of 2004 once we finish the review of the closing balance sheet and receive all transaction-related professional fees.

                                   NTN CANADA
                    ASSETS ACQUIRED AND LIABILITIES ACQUIRED

                  Cash                                 $     20,000
                  Accounts receivable, net                  235,000
                  Other current assets                       50,000
                  Fixed assets, net                          43,000
                  Customer relationships                    720,000
                  Trivia database                           345,000
                  Interactive events software               102,000
                  Trivia software                            90,000
                  Licenses                                   23,000
                  Goodwill                                  875,000
                                                       ------------
                  Total assets acquired                $  2,503,000
                                                       ------------

                  Accounts payable and accruals             606,000
                  Leases                                     44,000
                  Deferred revenue                           67,000
                                                       ------------
                  Total liabilities assumed                 717,000
                                                       ------------

                                                       ------------
                  Net assets acquired                  $  1,786,000
                                                       ============

    To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third party valuation analysis. That third party analysis determined that the identified intangible assets and the related useful lives are customer relationships ($720,000, 4 year life), trivia database ($345,000, 10 year life), interactive events software ($102,000, 5 year life) and trivia software ($90,000, 5 year life). Results of operations from the acquisition have been included in our consolidated statements of operations since December 15, 2003 and include $10,000 of amortization of the identified intangibles based upon the estimated lives.

BUZZTIME

    Buzztime once again became our wholly owned subsidiary on January 16, 2003 when we issued 1,000,000 shares of restricted NTN common stock to Scientific-Atlanta, Inc. ("S-A") in exchange for the surrender by S-A of 636,943 shares of Buzztime Entertainment, Inc. Series A preferred stock pursuant to the Right of First Refusal and Exchange Agreement entered into by and among NTN, Buzztime and S-A as of June 8, 2001. S-A still holds warrants to obtain an additional 159,236 shares of Buzztime's Series A Convertible Preferred Stock (the "S-A Warrants"). The S-A warrants vest in 10% increments as cable system operators sign on for the Buzztime game show channel. The exercise price of the S-A warrants is $1.57 per share.

GOVERNMENT REGULATIONS

    The cost of compliance with federal, state and local laws has not had a material effect upon our capital expenditures, earnings or competitive position to date. On June 16, 1998, we received approval from the Federal Communications Commission for our new 900 MHz Playmakers. The 900-MHz Playmaker is an integral component of our network.

EMPLOYEES

    As of March 8, 2004, we employ approximately 235 people on a full-time basis and 5 people on a part-time basis. We also utilize independent contractors for specific projects and hire up to as many as 59 seasonal employees as needed to produce our play along sports games during varying professional and collegiate sports seasons. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

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

    We also lease approximately 1,253 square feet of additional office space located in San Francisco. This lease expires in April 2005. We sublease this space to a subtenant for approximately the same amount as our monthly rent. That sublease expires in April 2005. We also lease approximately 6,480 square feet of additional office space in Atlanta, Georgia, expiring in September 2005, approximately 16,981 square feet of additional office space in Arlington, Texas, expiring in July 2005, and approximately 7,700 square feet in Toronto, Ontario, Canada, expiring in March 2007. In addition, we lease additional office space in Mill Valley, California. This lease expires in May 2004. In February 2004, we entered into a lease agreement for an executive office in New York, New York. The terms of this lease provide for an initial term of six months, with an option to renew.

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

INTERACTIVE NETWORK, INC.

     We have been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). In 1996, we reached a resolution with IN of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between us. There remain two lawsuits which were filed in Canada in 1992. The litigation involves licensing and patent infringement issues. These actions relate only to the transmission of the NTN iTV Network to subscribers in Canada and do not extend to our network operations in the United States or elsewhere. In April 2002, Two Way TV (US), Inc., was created as a joint venture between IN and Two Way TV Limited. Two Way TV (US) was incorporated in Delaware on January 10, 2000 to develop and market IN's patent portfolio and Two Way TV Limited's content, technology and patents for digital interactive services. As a result of the merger with IN, Two Way TV (US) now owns and controls all of IN's intellectual property. The action is set for trial to commence April 19, 2004 and the trial is expected to last 2 weeks. We intend to defend the action vigorously.

LONG RANGE SYSTEMS

     On March 21, 2003, Long Range Systems, Inc. ("LRS") filed in the United States District Court, Northern District of Texas, a patent infringement complaint against our NTN Wireless subsidiary. This complaint alleged trade dress and patent infringement and unfair competition. We were served with this complaint on March 27, 2003. In February 2004, LRS amended their complaint to eliminate certain allegations relating to infringement of its utility patent for wireless pagers. This complaint relates to our repair and replacement activities of LRS pagers, which is not a significant percentage of our NTN Wireless business. We do not believe that this matter represents a significant level of exposure and we intend to defend this action vigorously.

     On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The case was subsequently transferred to the United States District Court, Southern District of California. Our complaint alleges that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name www.ntnwireless.com in violation of our trademark rights. LRS has recently agreed to transfer ownership of the domain name to us. LRS filed a motion for change of venue seeking to have the matter transferred to Texas and a motion to strike under California's Anti-SLAPP statute. Both motions remain pending the court's ruling.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote by security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is listed on the American Stock Exchange ("AMEX") under the symbol "NTN." Set forth below are the high and low sales prices for the common stock as reported by the AMEX for the two most recent fiscal years:

                                                     COMMON STOCK
                                                  ------------------
                                                    LOW       HIGH
                                                    ---       ----

              2002
              ----
              First Quarter...................    $ 0.77     $ 1.10
              Second Quarter..................    $ 1.04     $ 1.66
              Third Quarter...................    $ 0.81     $ 1.19
              Fourth Quarter..................    $ 0.72     $ 1.20

              2003
              ----
              First Quarter...................    $ 0.95     $ 1.75
              Second Quarter..................    $ 1.48     $ 2.33
              Third Quarter...................    $ 1.91     $ 3.00
              Fourth Quarter..................    $ 2.65     $ 4.11

              2004
              ----
              First Quarter (through 3/5/04)..    $ 2.98     $ 4.25

    On March 5, 2004, the closing price for our common stock as reported on the AMEX was $3.82. As of March 5, 2004, there were approximately 1300 holders of common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS]

    The following table sets forth as of December 31, 2003 our compensation plans authorizing us to issue equity securities and the number of securities issuable thereunder.

                                                                              NUMBER OF SECURITIES REMAINING
                         NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                         BE ISSUED UPON EXERCISE       EXERCISE PRICE OF      UNDER EQUITY COMPENSATION PLANS
                         OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED
    PLAN CATEGORY        WARRANTS AND RIGHTS (A)     WARRANTS AND RIGHTS (B)          IN COLUMN (A))
    -------------          -------------------        -------------------             --------------
 EQUITY COMPENSATION
  PLANS APPROVED BY            9,673,914(1)                  $1.31                      728,069(2)
   SECURITY HOLDERS

 EQUITY COMPENSATION
PLANS NOT APPROVED BY          1,632,833(4)                  $1.61                            0
   SECURITY HOLDERS
                             --------------                                          -------------
        TOTAL                 11,306,747                                                728,069(3)
                             ==============                                          =============
_______________

(1) Includes 9,173,914 shares issuable upon exercise of options granted pursuant to the NTN Communications, Inc. 1995 Employee Stock Option Plan and 500,000 shares issuable upon exercise of options granted pursuant to the NTN Communications, Inc. 1996 Special Stock Option Plan.
(2) Remaining available for grant under the NTN Communications, Inc. 1995 Employee Stock Option Plan.
(3) Does not include 300,000 shares of Buzztime Entertainment, Inc. common stock available for grant under the Buzztime Entertainment, Inc. 2001 Incentive Stock Option Plan. To date, no options have been granted under the plan.
(4) The 1,632,833 shares issuable that are not pursuant to equity compensation plans approved by security holders are all pursuant to warrants granted in connection with consulting agreements with non-employees or were warrants associated with equity financings. Warrants to purchase 514,000 shares were granted in 2003, 685,000 shares were granted in 2002 and 190,000 shares in 2001. The remaining warrants were issued in 2000 or earlier. As of December 31, 2003, the range of exercise prices and the weighted-average remaining contractual life of outstanding warrants was $0.50 to $3.75 and 4 years, respectively.

    On December 15, 2003 we issued approximately 238,300 shares of unregistered common stock for the acquisition of most of the operating assets, certain liabilities and operations of NTN Interactive Network, Inc. This offering and transaction was made without registration under the Securities Act of 1933, as amended (the "Act") in reliance upon the exemption from registration afforded by
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. For more information regarding the NTN Interactive Network, Inc. acquisition, please see the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere in this document.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere in this document. The selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 is derived from our audited financial statements.

                                      STATEMENT OF OPERATIONS DATA
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------------
                                                 2003        2002        2001        2000         1999
                                               ---------   ---------   ---------   ---------   ---------
Total revenue ..............................   $ 29,489    $ 25,610    $ 22,559    $ 22,048    $ 23,748
Total operating expenses ...................     32,035      27,465      25,493      30,249      27,549
                                               ---------   ---------   ---------   ---------   ---------
Operating loss .............................     (2,546)     (1,855)     (2,934)     (8,201)     (3,801)
Other income (expense), net ................       (128)       (505)       (807)       (940)      1,303
                                               ---------   ---------   ---------   ---------   ---------
Loss from continuing operations ............     (2,674)     (2,360)     (3,741)     (9,141)     (2,498)
Income taxes ...............................        (47)        (41)         --          --          --
Minority interest in loss of
  consolidated subsidiary ..................         10         212          85          --          --
                                               ---------   ---------   ---------   ---------   ---------
Loss before cumulative effect of
  accounting change ........................     (2,711)     (2,189)     (3,656)     (9,141)     (2,498)
Cumulative effect of accounting change .....         --          --          --        (448)         --
                                               ---------   ---------   ---------   ---------   ---------
Net loss ...................................   $ (2,711)   $ (2,189)   $ (3,656)   $ (9,589)   $ (2,498)
                                               =========   =========   =========   =========   =========
Basic and diluted net loss per common share:
   Continuing operations ...................   $   (.06)   $   (.06)   $   (.10)   $   (.28)   $   (.09)
   Cumulative effect of accounting change ..         --          --          --        (.01)         --
                                               ---------   ---------   ---------   ---------   ---------
           Net loss ........................   $   (.06)   $   (.06)   $   (.10)   $   (.29)   $   (.09)
                                               =========   =========   =========   =========   =========
Weighted-average shares outstanding ........     45,446      39,081      36,755      33,206      28,470
                                               =========   =========   =========   =========   =========

                               BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                   DECEMBER 31,
                                 -----------------------------------------------
                                  2003       2002      2001     2000       1999
                                 -------   -------   -------   -------   -------
Total current assets .........   $ 6,704   $ 4,184   $ 4,218   $ 5,808   $ 6,387
Total assets .................    20,630    10,842    13,380    18,822    17,287
Total current liabilities ....     5,939     3,620     4,178     4,915     5,466
Total liabilities ............     7,566     8,719     9,614    14,740    15,066
Total minority interest ......        --       643       855        --        --
Shareholders' equity .........    13,064     1,480     2,911     4,082     2,221

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    The following management's discussion and analysis of financial condition and results of operations discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

2003 HIGHLIGHTS

     NTN's financial and operating results for the year ended December 31, 2003 included the following highlights:

o In the first quarter of 2003, we completed the rollout of our NTN Wireless paging products across Darden Restaurants, Inc.'s Olive Garden chain. This was the first rollout of our NTN Wireless products across a national restaurant chain.

o On May 1, 2003, we received a letter from the American Stock Exchange (AMEX) stating that we were now in compliance with AMEX listing standards.

o In May 2003, we began the process of converting our installed base of NTN iTV Network customers from our one-way satellite technology, FM2, to our new two-way VSAT technology.

o On May 5, 2003, Time Warner Cable launched the Buzztime channel on its Portland, Maine cable system. This was our first deployment with a top 5 multiple system operator (MSO).

o On May 6, 2003, Media General, Inc., a communications company with interests in newspapers, television stations, interactive media and diversified information services, invested $3 million in exchange for 2 million shares of our common stock and in a separate transaction, licensed the interactive television (iTV) rights to their suite of Boxerjam games and puzzles in exchange for 666,667 shares of our common stock and a warrant to purchase Buzztime stock.

o In June 2003, Susquehanna Communications (SusCom) launched the Buzztime channel on its cable television system in Williamsport, Pennsylvania. This represented our second deployment with SusCom as we had launched on their York, Pennsylvania system in June 2002.

o In July 2003, we partially paid down and then replaced our revolving line of credit. Our previous lender, an asset based lender, had been seized by the FDIC and our then existing $2.5 million credit line had been purchased by a third party. We successfully entered into a $1 million revolving line of credit with a new bank.

o On July 31, 2003, we acquired the assets, certain liabilities and operations of Breakaway International, Inc., a privately held provider of restaurant industry hardware and software enterprise solutions.

o In December 2003, Comcast Cable began to trial the Buzztime channel at its cable television system in Baltimore, Maryland. This represented the second installation with a top 5 MSO.

o On December 15, 2003, we acquired certain assets, certain liabilities and operations of NTN Interactive Network, Inc., our long time Canadian licensee for the NTN iTV Network.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, financing operations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

o We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on Staff Accounting Bulletin 104 ("SAB 104"), we amortize these amounts over an estimated three-year average life of a customer relationship. If a significant number of our customers leave us before the estimated life of each customer is attained, amortization of those deferred costs and revenues would accelerate, which would result in net incremental revenue.

o We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld, wireless Playmaker devices and computers located at our customer sites. The Playmakers are depreciated over a four-year life and the computers over a three-year life. The depreciable life of these assets was determined based upon their estimated useful life which considers anticipated technology changes. If our Playmakers and servers turn out to have a longer life, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

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

     ASSESSMENTS OF FUNCTIONAL CURRENCIES. The U.S. dollar is the functional currency of all of the Company's operations except for its newly acquired Canadian operations.

BACKGROUND

    Our business is developing and distributing interactive entertainment and wireless information and communications products. We operate our business principally through two operating units: the NTN Hospitality Technologies Division and Buzztime. The NTN Hospitality Technologies Division includes the NTN iTV Network, NTN Wireless and Software Solutions.

     Revenues generated and operating income (loss) by our two business units are illustrated below. The data presented below includes allocations of corporate expenses.

                                                              YEARS ENDED DECEMBER 31
                                                  2003                 2002                  2001
                                            ----------------    ------------------    ------------------
Revenues
--------
NTN Hospitality Technologies division..    $29,275,000   99%    $25,465,000   99%     $22,382,000    99%
Buzztime...............................        196,000    1%        128,000    1%         159,000     1%
Other..................................         18,000   --          17,000    --          18,000    --
                                            ----------------    ------------------    ------------------
          Total........................    $29,489,000  100%    $25,610,000   100%    $22,559,000   100%
                                           =================    ==================    ==================
Operating Income (Loss)
-----------------------
NTN Hospitality Technologies division..    $ 1,211,000          $ 1,699,000           $   372,000
Buzztime...............................     (3,757,000)          (3,554,000)           (3,306,000)
                                           ------------         ------------          ------------
          Total........................    $(2,546,000)         $(1,855,000)          $(2,934,000)
                                           ============         ============          ============

    NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from its wireless business with restaurant on-site paging systems, stored-value gift cards and loyalty programs and electronic data-managed comment cards and from its hardware and software enterprise solutions. Buzztime's revenue is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties and from performance under a Trial Agreement with a major cable operator.

RESULTS OF OPERATIONS

    Following is a comparative discussion by fiscal year of the results of operations for the three years ended December 31, 2003. We believe that inflation has not had a material effect on the results of operations for the periods presented.

YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

    Operations for 2003 resulted in a net loss of $2,711,000 compared to net loss of $2,189,000 for 2002.

REVENUES

    The revenues of the NTN Hospitality Technologies division increased by $3,811,000 or 15%, to $29,293,000 in 2003 from $25,482,000 in 2002. For the purpose of this analysis, the NTN iTV Network's revenues include $18,000 and $17,000 of "other" revenues for 2003 and 2002, respectively shown on our consolidated statements of operations. The revenue contribution from the three operating segments of the division for 2003 and 2002 are shown in the following table:

    ----------------------------------------------------------------------------
             COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE
    ----------------------------------------------------------------------------
                                        2003           2002          Change
    ------------------------------ --------------- -------------- --------------
    NTN iTV Network                   $23,024,000    $23,077,000      $ (53,000)
    NTN Wireless                        4,742,000      2,405,000      2,337,000
    Software Solutions                  1,527,000             --      1,527,000
    ------------------------------ --------------- -------------- --------------
       Total Revenue of Division      $29,293,000    $25,482,000     $3,811,000
    ============================== =============== ============== ==============

    Within the NTN iTV Network there are several revenue contributors, including our core hospitality revenue, Canadian licensing revenue, installation revenue, advertising revenue and as of December 15, 2003, revenue from our Canadian operations. The primary revenue components are broken out in the following table:

    ----------------------------------------------------------------------------
                          COMPONENTS OF NTN ITV NETWORK REVENUE
    ----------------------------------------------------------------------------
                                         2003           2002          Change
    ------------------------------ --------------- -------------- --------------
    Subscription Revenues             $20,011,000    $19,165,000      $ 846,000
    Canadian License Revenue              745,000      1,161,000       (416,000)
    Revenue from Canadian Operations      167,000             --        167,000
    Advertising Revenue                   878,000        959,000        (81,000)
    Installation Revenue                1,223,000      1,792,000       (569,000)
    ------------------------------ --------------- -------------- --------------
       NTN iTV Network                $23,024,000    $23,077,000       $(53,000)
    ============================== =============== ============== ==============

    As noted in the above table, our core hospitality revenues increased by $846,000, or 4.4%, in 2003. Installation revenue associated with installing new customer locations decreased approximately $569,000 as some of the deferred revenue associated with prior year installations has become fully amortized.

    Licensing revenues from our Canadian licensee decreased approximately $416,000 in 2003 to $745,000 from $1,161,000 in 2002 due to a smaller customer base in 2003 and to a cessation of the royalty stream in the fourth quarter as we finalized the acquisition of the operations of the licensee. On December 15, 2003, we acquired the operations of our Canadian licensee, so in future years we will show the overall revenues of the Canadian operation rather than the previous license revenue.

    In 2003, the NTN iTV Network generated revenue of approximately $878,000 in national and regional advertising, comprised primarily of companies in the wine, beer and spirits category compared to approximately $959,000 in 2002.

    The NTN iTV Network customer site count in the United States at December 31, 2003 was 3,125. This was a decrease of 46 sites over December 31, 2002.

    Buzztime service revenues increased $68,000, or 53.1%, to $196,000 in 2003 from $128,000 in 2002. The increase was due to revenues recognized under a trial agreement with a major cable operator.

    As a result of the above factors, NTN's consolidated revenues increased $3,879,000, or 15.1%, to $29,489,000 in 2003 from $25,610,000 in 2002.

OPERATING EXPENSES

DIRECT OPERATING COSTS

    Direct operating costs of services increased $1,428,000, or 14.7%, to $11,146,000 in 2003 from $9,718,000 in 2002. A great deal of this increase was because 2003 had a full year of operations of NTN Wireless compared to approximately nine months in 2002. The following table compares the direct costs for each of our operating segments between 2003 and 2002:

--------------------------------------------------------------------------------
                             DIRECT OPERATING COSTS
--------------------------------------------------------------------------------
                                         2003           2002         Change
----------------------------------- -------------- -------------- --------------
   NTN iTV Network                   $  6,821,000   $  7,276,000   $   (455,000)
   NTN Wireless                         2,952,000      1,515,000      1,437,000
   Software Solutions                     211,000             --        211,000
----------------------------------- -------------- -------------- --------------
      Hospitality Technologies
          division                      9,984,000      8,791,000      1,193,000

   Buzztime                             1,162,000        927,000        235,000
----------------------------------- -------------- -------------- --------------
       Consolidated Company          $ 11,146,000   $  9,718,000   $  1,428,000
=================================== ============== ============== ==============

    As noted in the above table, the direct operating costs of our core NTN iTV Network segment actually decreased by $455,000 in 2003 compared to 2002. These savings largely arose from expense reductions in site visits, technical visits and in depreciation expense associated with equipment at the sites. These savings were achieved despite incurring operating costs of approximately $500,000 related to the conversion of approximately 20% of our sites to our new two-way VSAT technology in the second half of 2003. There was no such VSAT-related expense in 2002.

    The $1,437,000 increase in the NTN Wireless direct operating costs largely related to the cost of goods sold associated with the NTN Wireless revenue increase of $2,337,000 in 2003 noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $2,992,000 or 19.1%, to $18,632,000 in 2003 from $15,640,000 in 2002. A great deal of this increase was due to the addition of the Software Solutions segment in August 2003 and the NTN Wireless business in April 2002. The following table compares the selling, general and administrative expenses for each of our operating segments between 2003 and 2002:

--------------------------------------------------------------------------------
                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------------------------------------------
                                        2003           2002          Change
----------------------------------- -------------- -------------- --------------
   NTN iTV Network                   $ 12,606,000   $ 12,612,000   $     (6,000)
   NTN Wireless                         1,617,000        827,000        790,000
   Software Solutions                   1,802,000             --      1,802,000
----------------------------------- -------------- -------------- --------------
     Hospitality Technologies
          division                     16,025,000     13,439,000      2,586,000

     Buzztime                           2,607,000      2,201,000        406,000
----------------------------------- -------------- -------------- --------------
       Consolidated Company          $ 18,632,000   $ 15,640,000   $  2,992,000
=================================== ============== ============== ==============

    Selling, general and administrative (SG&A) expenses in 2003 included a full year of SG&A expenses of NTN Wireless and five months of Software Solutions compared to nine months of NTN Wireless and none of Software Solutions in 2002. The SG&A increase in the NTN Wireless segment was largely due to increased payroll of approximately $280,000, commission expenses of $162,000 and marketing expenses of $96,000. However, these increases were partially due to the full year of expenses compared to the nine month period in 2002. The SG&A increase in the Buzztime segment was largely due to increased payroll of $128,000 and increased marketing expenses of $167,000. SG&A expenses include an allocation of our corporate SG&A to the segments based on a variety of factors, including headcount, square footage of facilities and other factors.

    Litigation, legal and professional fees increased $291,000, or 53.9%, to $831,000 in 2003 compared to $540,000 in 2002. This increase relates to additional legal fees for trademark registrations, certain litigation matters and generally to an increase in the scope of our business.

    Depreciation and amortization not related to direct operating costs decreased $458,000, or 29.5%, to $1,097,000 in 2003 from $1,555,000 in 2002 due to certain assets becoming fully depreciated.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased $317,000 to $329,000 in 2003 from $12,000 in 2002, due primarily to projects to develop new technologies for the iTV network.

OTHER INCOME (EXPENSE):

INTEREST INCOME AND EXPENSE

    Interest income decreased $1,000 to $5,000 in 2003, compared to $6,000 in 2002.

    Interest expense decreased $273,000, or 53.4%, to $238,000 in 2003, compared to $511,000 in 2002, due to the expiration of various capitalized leases as well as to a lower average balance on our revolving line of credit.

OTHER INCOME

    Other income reflected a gain on early extinguishment of debt of $105,000 that arose out of a discount recorded on the payoff of the line of credit with GF Asset Management, LLC.

MINORITY INTEREST

    Minority interest in loss of consolidated subsidiary decreased $202,000 to $10,000 in 2003 compared to $212,000 in 2002. The 2002 minority interest figure represented a full year's allocation of six percent of Buzztime's losses while the 2003 figure represents an allocation of six percent of Buzztime's losses for only the first half of the month of January 2003 since Scientific-Atlanta converted their minority interest in the Buzztime subsidiary into NTN common stock on January 16, 2003.

INCOME TAXES

    The NTN Hospitality Technologies division had taxable income for the year ended December 31, 2003. For federal income tax reporting purposes and in unitary states where the NTN iTV Network may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. As a result, NTN Hospitality Technologies recorded a state tax provision of $47,000 in 2003. This was a $6,000 increase over the $41,000 provision for income taxes recorded in 2002.

EBITDA

    Our earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $1,816,000 to $1,466,000 in 2003 from EBITDA of $3,282,000 in 2002. This EBITDA decrease was primarily due to the increased loss in 2003 of $522,000 coupled with a decrease in depreciation expense of $1,028,000.

    EBITDA is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States ("GAAP"). Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like NTN that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings.

    The following table reconciles our net loss per GAAP to EBITDA:

                                                           YEAR ENDED
                                                           DECEMBER 31
                                                   -----------------------------
                                                       2003            2002
                                                   -------------   -------------
               EBITDA CALCULATION

     Net loss per GAAP                             $ (2,711,000)   $ (2,189,000)
        Interest expense (net)                          233,000         505,000
        Depreciation and amortization                 3,897,000       4,925,000
        Income taxes                                     47,000          41,000
                                                   -------------   -------------
               EBITDA                              $  1,466,000    $  3,282,000
                                                   =============   =============

On a segment basis, our segments generated EBITDA levels as presented below:

($000)                                                      YEAR ENDED
                                                         DECEMBER 31, 2003
                                   ---------------------------------------------------------------
EBITDA CALCULATION:
                                   NTN iTV      NTN      SOFTWARE    HOSP.
                                   NETWORK    WIRELESS  SOLUTIONS  TECH. DIV.  BUZZTIME     TOTAL
                                   --------   --------   --------   --------   --------   --------
Net income (loss)                  $ 1,772    $  (171)   $  (565)   $ 1,036    $(3,747)   $(2,711)

   Interest expense (net)              232          1         --        233         --        233
   Depreciation and amortization     3,057        138        164      3,359        538      3,897
   Income taxes                         47         --         --         47         --         47
                                   --------   --------   --------   --------   --------   --------
EBITDA                             $ 5,108    $   (32)   $  (401)   $ 4,675    $(3,209)   $ 1,466
                                   ========   ========   ========   ========   ========   ========

($000)                                                      YEAR ENDED
                                                         DECEMBER 31, 2002
                                   ---------------------------------------------------------------
EBITDA CALCULATION:
                                   NTN iTV      NTN      SOFTWARE    HOSP.
                                   NETWORK    WIRELESS  SOLUTIONS  TECH. DIV.  BUZZTIME     TOTAL
                                   --------   --------   --------   --------   --------   --------

Net income (loss)                  $ 1,241    $   (88)   $    --    $ 1,153    $(3,342)   $(2,189)

   Interest expense (net)              505         --         --        505         --        505
   Depreciation and amortization     4,095         98         --      4,193        732      4,925
   Income taxes                         41         --         --         41         --         41
                                   --------   --------   --------   --------   --------   --------
      EBITDA                       $ 5,882    $    10    $    --    $ 5,892    $(2,612)   $ 3,282
                                   ========   ========   ========   ========   ========   ========

YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

    Operations for 2002 resulted in a net loss of $2,189,000 compared to net loss of $3,656,000 for 2001. The operating results for 2001 included non-cash debt conversion costs of $189,000 related to the conversion of $2,000,000 on the convertible senior subordinated notes.

REVENUES

    NTN Hospitality Technologies' revenues increased $3,083,000, or 13.8%, to $25,465,000 in 2002 from $22,382,000 in 2001. NTN Hospitality Technologies division revenue included approximately $2,405,000 of revenue from NTN Wireless business, which was acquired in April 2002. Revenues from the NTN iTV Network increased by approximately $1,227,000 due to an increase in the number of subscribing locations and the average billing rate per location. The NTN iTV Network customer site count in the United States at December 31, 2002 was 3,171. This was an increase of 65 sites over December 31, 2001. Installation revenue associated with installing new customer locations decreased approximately $451,000 as some of the deferred revenue associated with the installation has become fully amortized. Included in NTN iTV Network revenues are revenues from our Canadian licensee that decreased approximately $102,000 in 2002 to $1,161,000 from $1,263,000 in 2001 due to a smaller customer base in 2002. In 2002, the NTN iTV Network generated revenue of approximately $959,000 in national and regional advertising, comprised primarily of companies in the wine, beer and spirits category compared to approximately $1,000,000 in 2001.

    Buzztime service revenues decreased 19.5% to $128,000 in 2002 from $159,000 in 2001. The decrease was due to expiration of advertising contracts.

    Other revenues decreased 5.6% to $17,000 in 2002 from $18,000 in 2001.

    As a result of the above factors, NTN's consolidated revenues increased $3,051,000, or 13.5%, to $25,610,000 in 2002 from $22,559,000 in 2001.

OPERATING EXPENSES

    Direct operating costs of services increased $1,011,000, or 12.3%, to $9,718,000 in 2002 from $8,241,000 in 2001. Direct operating costs included approximately $1,513,000 for costs of goods sold from the NTN Wireless business acquired in April 2002. Excluding the NTN Wireless cost of goods sold, for which there was no comparable expense in 2001, our direct operating costs decreased by $502,000 in 2002. Some of the primary factors that led to that $502,000 direct operating cost reduction included:

    o Communication charges decreased by approximately $348,000 due to a change in vendors in July 2001, which generated a full year of related cost savings in 2002 compared to a partial year of savings in 2001.

    o Marketing site visits decreased approximately $98,000 due to a restructuring of regularly scheduled visits to the sites.

    Selling, general and administrative expenses increased $1,129,000, or 7.5%, to $15,640,000 in 2002 from $14,977,000 in 2001. Selling, general and administrative expenses in 2002 included an increase in payroll and related expenses of approximately $1,022,000 as the head count increased, which includes the addition of the NTN Wireless employees. Travel and entertainment increased approximately $129,000 related to NTN Wireless and increased travel to support the Buzztime initiatives. Marketing expenses increased approximately $69,000 due to additional trade shows attended and increased marketing expenses associated with our acquisition of ZOOM Communications, and subsequent introduction of our new NTN Wireless subsidiary. Equipment leases increased approximately $100,000 due to the buy-out of equipment under capital leases. Consulting expenses decreased approximately $490,000 due to the completion of various projects in the past year and to the hiring of various consultants as employees.

    Litigation, legal and professional fees increased $77,000, or 16.6%, to $540,000 in 2002 compared to $463,000 in 2001. This increase relates to additional legal fees for trademark registrations and employee matters.

    Depreciation and amortization not related to direct operating costs decreased $156,000, or 9.1%, to $1,555,000 in 2002 from $1,711,000 in 2001 due to certain assets becoming fully depreciated.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses decreased $89,000, or 88.1%, to $12,000 in 2002 from $101,000 in 2001, due primarily to the transition away from using outside consultants in favor of expansion of internal development departments to aggressively pursue ongoing research and development initiatives.

INTEREST INCOME AND EXPENSE

    Interest income decreased $57,000, or 90.5%, to $6,000 in 2002, compared to $63,000 in 2001, due to less cash on hand from capital raised in previous years.

    Interest expense decreased $335,000, or 39.6%, to $511,000 in 2002, compared to $846,000 in 2001, due to the expiration of various capitalized leases as well as to a lower average balance on our revolving line of credit.

MINORITY INTEREST

    Minority interest in loss of consolidated subsidiary increased $127,000 or 149.4% to $212,000 in 2002 compared to $85,000 in 2001. The 2002 minority interest figure represented a full year's allocation of six percent of Buzztime's losses while the 2001 figure represents an allocation of six percent of Buzztime's losses for only the second half of 2001 as we received the minority interest investment in Buzztime by Scientific-Atlanta, Inc. at the end of June 2001.

INCOME TAXES

    The division had taxable income for the year ended December 31, 2002. For federal income tax reporting purposes and in unitary states where the NTN iTV Network may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. As a result, Hospitality Technologies recorded a state tax provision of $41,000 in 2002.

EBITDA

    Our earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $1,147,000 to $3,282,000 in 2002 from EBITDA of $2,135,000 in 2001. This increase in EBITDA was primarily due to the reduced loss in 2002.

    EBITDA is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States ("GAAP"). Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like NTN that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings.

    The following table reconciles our net loss per GAAP to EBITDA:

                                                           YEAR ENDED
                                                           DECEMBER 31
                                                   -----------------------------
                                                       2002            2001
                                                   -------------   -------------
               EBITDA CALCULATION

     Net loss per GAAP                             $ (2,189,000)   $ (3,656,000)
        Interest expense (net)                          505,000         783,000
        Depreciation and amortization                 4,925,000       5,008,000
        Income taxes                                     41,000              --
                                                   -------------   -------------
               EBITDA                              $  3,282,000    $  2,135,000
                                                   =============   =============

On a segment basis, our segments generated EBITDA levels as presented below:

($000)                                                      YEAR ENDED
                                                         DECEMBER 31, 2002
                                   ---------------------------------------------------------------
EBITDA CALCULATION:
                                   NTN iTV      NTN      SOFTWARE    HOSP.
                                   NETWORK    WIRELESS  SOLUTIONS  TECH. DIV.  BUZZTIME     TOTAL
                                   --------   --------   --------   --------   --------   --------
Net income (loss)                  $ 1,241    $   (88)   $    --    $ 1,153    $(3,342)   $(2,189)

   Interest expense (net)              505         --         --        505         --        505
   Depreciation and amortization     4,095         98         --      4,193        732      4,925
   Income taxes                         41         --         --         41         --         41
                                   --------   --------   --------   --------   --------   --------
EBITDA                             $ 5,882    $    10    $    --    $ 5,892    $(2,610)   $ 3,282
                                   ========   ========   ========   ========   ========   ========



($000)                                                      YEAR ENDED
                                                         DECEMBER 31, 2001
                                   ---------------------------------------------------------------
EBITDA CALCULATION:
                                   NTN iTV      NTN      SOFTWARE    HOSP.
                                   NETWORK    WIRELESS  SOLUTIONS  TECH. DIV.  BUZZTIME     TOTAL
                                   --------   --------   --------   --------   --------   --------

Net income (loss)                  $  (418)   $    --    $    --    $  (418)   $(3,238)   $(3,656)

   Interest expense (net)              767         --         --        767         16        783
   Depreciation and amortization     4,242         --         --      4,242        766      5,008
   Income taxes                         --         --         --         --         --         --
                                   --------   --------   --------   --------   --------   --------
      EBITDA                       $ 4,591    $    --    $    --    $ 4,591    $(2,456)   $ 2,135
                                   ========   ========   ========   ========   ========   ========

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2003, we had cash and cash equivalents of $2,503,000 and working capital (current assets in excess of current liabilities) of $765,000 compared to cash and cash equivalents of $577,000 and working capital of $564,000 at December 31, 2002. Net cash provided by operations was $1,098,000 in 2003 and $1,131,000 in 2002. Our net loss from operations was more than offset by depreciation, amortization and other non-cash charges in both years.

    Net cash used in investing activities was $2,961,000 in 2003 and $1,551,000 in 2002. Included in net cash used in investing activities in 2003 were approximately $1,664,000 in capital expenditures, $371,000 of software development and $892,000 related to the Breakaway and NTN Canada acquisitions. The acquisition-related expenditures and capital expenditures were significantly higher than the comparable 2002 figures of $102,000 and $1,284,000, respectively. The capital expenditure levels increased largely due to the beginning of the process of converting our customer base to two way VSAT satellite technology.

    Net cash generated from (used in) financing activities was $3,789,000 in 2003 and $(299,000) in 2002. The cash provided by financing activities in 2003 included $3,712,000 of proceeds from issuance of common stock net of offering expenses and $1,843,000 of proceeds from the exercise of options and warrants. The $3,712,000 was raised in private offerings with Robert M. Bennett, one of our directors, and Media General, Inc. These proceeds were partially offset by cash used in financing activities which included $1,550,000 of net principal payments on the revolving line of credit and $216,000 of principal payments on capital leases and notes payable for VSAT equipment. The cash used in financing activities in 2002 included $222,000 of principal payments on capital leases, and $212,000 of net payments on the revolving line of credit. The net cash used in financing activities in 2002 was partially offset by $135,000 of proceeds from the exercise of stock options and warrants.

CONTRACTUAL CASH OBLIGATIONS

    A table recapping our contractual cash obligations as of December 31, 2003 is presented below:

                                     PAYMENTS DUE BY PERIOD
                               ------------------------------------
                               LESS THAN      2ND &      4TH, 5TH &
CONTRACTUAL OBLIGATION           1 YEAR     3RD YEARS    6TH YEARS       TOTAL
                               ----------   ----------   ----------   ----------
Revolving line of credit ...   $        0   $1,000,000   $        0   $1,000,000
Capital lease obligations ..      222,000      194,000       18,000      434,000
Purchase commitments .......    1,668,000    1,430,000      454,000    3,552,000
Operating leases, net of
  subleases ................      746,000    1,095,000       22,000    1,863,000
                               ----------   ----------   ----------   ----------
     Total .................   $2,636,000   $3,719,000   $  494,000   $6,849,000
                               ==========   ==========   ==========   ==========

BENNETT INVESTMENT

    On January 15, 2003, we issued and sold 1,000,000 shares of restricted common stock along with fully vested warrants to purchase 500,000 shares of common stock at $1.15 per share, exercisable through January 15, 2008 through a private offering to Robert M. Bennett, one of our directors, at a price per share of $1.00 for an aggregate amount of $1.0 million. No commissions or placement agent fees were paid in connection with the offering.

CONVERTIBLE SENIOR SUBORDINATED NOTES

    As of December 31, 2002, we had outstanding convertible senior subordinated notes of $2,000,000, payable February 1, 2003 and bearing interest at 8% per year. The notes permitted us to convert up to the full principal amount into shares of our common stock at maturity. On February 1, 2003, the remaining $2,000,000 of convertible senior subordinated notes converted into 1,568,627 shares of our common stock based on the agreed conversion price of $1.275 per share.

REVOLVING LINE OF CREDIT

    We have had a revolving line of credit with Coast Business Credit ("Coast") since August 1999.

    On February 7, 2003, Coast and its parent company, Southern Pacific Bank, were seized by the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC then sold off the portion of Coast's loan portfolio that contained our line of credit to GF Asset Management, LLC (GF), a subsidiary of GE Capital. On July 17, 2003, we paid off our revolving line of credit with GF. The amount paid was approximately $1,411,000 which is net of a 5% settlement discount of approximately $105,000.

    On July 16, 2003, we entered into a $1,000,000 line of credit arrangement with Pacific Mercantile Bank. Interest on the line is based on an independent index which is the highest rate on corporate loans posted by at least 75% of the USA's thirty largest banks known as The Wall Street Journal's Prime rate. The interest rate to be applied to the unpaid principal balance is 2% over the index, with an initial rate of interest of 6%. The entire outstanding principal balance on the line must be repaid for a period of thirty consecutive days during each fiscal year, which was completed during the third quarter of 2003, and originally was set to mature on July 16, 2004. The line of credit originally contained one financial covenant based on our cash flow coverage of the balance on the line of credit. On January 7, 2004, we amended the line of credit to extend the expiration date of the facility to February 1, 2005 and to replace the cash flow-based financial covenant with a balance sheet oriented financial covenant that limits the ratio of our debt to tangible net worth to 2:1. We were in compliance with that covenant as of December 31, 2003. The line is secured by all inventories, equipment, accounts receivable and various other assets.

MEDIA GENERAL INVESTMENT

    On May 6, 2003, Media General, Inc., a communications company with interests in newspapers, television stations, interactive media and diversified information services, made a $3.0 million investment in NTN. In return for the investment, we issued and sold 2,000,000 shares of unregistered NTN common stock through a private offering to Media General. Pursuant to the terms of the transaction, upon receipt of $3.0 million from Media General, we issued the unregistered shares along with fully vested warrants to purchase 500,000 shares of Buzztime common stock at $3.46 per share, exercisable through May 7, 2007. In connection with the Buzztime common stock, the parties agreed that Media General would have co-sale rights and NTN would have certain drag-along rights. Media General has the right to convert each share of Buzztime common stock into two shares of NTN common stock (subject to adjustment) on the second and fourth anniversaries of the transaction date, in the event of a sale of NTN, upon certain bankruptcy and other insolvency proceedings of Buzztime, and in certain circumstances if NTN exercises its drag-along rights. Media General has the further right to convert the warrant to purchase 500,000 shares of Buzztime common stock into a warrant to purchase 1,000,000 shares of NTN common stock at $1.73 per NTN share (subject to adjustment) in the event of bankruptcy or insolvency of Buzztime. NTN has the right to require Media General to convert its equity interests in Buzztime into equity interests in NTN if there is a sale of NTN.

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

    We recorded both transactions at the fair value of the consideration exchanged on May 6, 2003, and utilized a third party valuation. We used the publicly traded stock price, as of the date of the transactions, of $1.77 per share to determine the $4,720,000 fair value of the shares issued. The consideration allocated to the acquired Boxerjam game license was valued at $1.72 million and is being amortized over the estimated contractual life of 10 years, which assumes, based on management's intention that we will exercise our five year renewal option. We determined that, based on the lack of marketability of Buzztime common stock and limited convertibility into NTN common stock, the fair value of the Buzztime warrants was not material and no allocation of fair value was made.

BREAKAWAY INTERNATIONAL TRANSACTION

     On July 31, 2003, we acquired, through NTN Software Solutions, Inc. (Software Solutions), a wholly owned subsidiary of NTN, all of the assets and certain liabilities of Breakaway International, Inc. (Breakaway), a privately held provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $252,000 in cash, 1,292,614 shares of unregistered NTN common stock and the assumption of certain liabilities. NTN will pay additional contingent earn-out amounts in NTN common stock and/or cash over the next three years, provided that certain targets for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. NTN also entered into employment agreements with five of the executives of Breakaway.

    Total consideration for the acquisition was $3,623,000, which consisted of 1,292,614 shares multiplied by the then publicly traded price of $2.44 per share, $252,000 in cash and $217,000 of transaction costs, plus the assumption of liabilities. To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third party valuation analysis. That third party analysis determined that the identified intangible assets and the related useful lives are developed technology ($781,000, 6 year life), customer relationships ($1,110,000, 6 year life) and non-competition agreements ($30,000, 3 year life). Software Solutions' results of operations have been included in our consolidated statements of operations since August 1, 2003.

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

NTN INTERACTIVE NETWORK TRANSACTION

     On December 15, 2003, we acquired through NTN Canada, Inc. (NTN Canada), a wholly owned Canadian subsidiary of NTN, most of the operating assets, certain liabilities and the operations of NTN Interactive Network, Inc. (NTNIN), our long time Canadian licensee from its parent, Chell Group Corporation Inc. We acquired NTNIN's assets for $250,000 in cash, 238,300 shares of unregistered NTN common stock and the assumption of certain liabilities.

    Total consideration for the acquisition was $1,786,000, which consisted of 238,300 shares multiplied by the then publicly traded price of $3.70 per share, $250,000 in cash, the contribution of $550,000 in unpaid licensing royalties and $84,000 of transaction costs, plus the assumption of liabilities. To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third party valuation analysis. That third party analysis determined that the identified intangible assets and the related useful lives are customer relationships ($720,000, 4 year life), trivia database ($345,000, 10 year life), interactive events software ($102,000, 5 year life) and trivia software ($90,000, 5 year life). NTN Canada's results of operations have been included in our consolidated statements of operations since December 15, 2003.

JANUARY 2004 FINANCING

    On January 30, 2004, we completed the sale of 3,943,661 shares of our common stock at $3.55 per share, resulting in gross proceeds of approximately $14.0 million, pursuant to an existing shelf registration filed under the Securities Act. Roth Capital Partners, LLC acted as placement agent in the offering. After commissions and expenses, the net proceeds of this offering are expected to be approximately $13.0 million. The offering was purchased primarily by a number of institutional investors and by Media General, Inc., a related party, which invested approximately $2.0 million.

FUTURE FINANCING NEEDS

    In light of the recent completion of the January 2004 financing, it is unlikely that we will require additional financing in 2004. Our capital requirements in 2004 will depend upon the growth of our two business units. In either a low growth scenario (for example, net site growth of 100 sites in the NTN iTV Network and a couple of incremental commercial trials of the Buzztime trivia channel) or a more rapid growth scenario in either or both business units, utilization of our cash and existing line of credit is expected to be sufficient to cover our financing requirements for 2004.

    Our liquidity and capital resources, while stronger than in recent years, remain limited and this may constrain our ability to operate and grow our business.

    Future capital investment for our new satellite network and for new site installations, cash used for acquisitions and expenditures for Buzztime will likely cause our cash expenditures to exceed cash inflows, though we currently do not anticipate using more than $5 million in 2004 based on the above low growth scenario. We expect the level of expenditures in Buzztime to increase over 2004 as we are field-testing the channel with Time Warner in Portland, Maine and now with Comcast Cable in Baltimore, Maryland. We also continue in the pre-field testing phase with certain other cable operators.

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

    The NTN Hospitality Technologies division has transmitted its data through the FM2 satellite platform for more than ten years. That arrangement is scheduled to end in February 2005. We have entered into equipment purchase and satellite service agreements to convert the division to a much higher speed, two-way VSAT (Very Small Aperture Technology) satellite technology over the two-year period ending February 2005. These agreements are with the same reseller of satellite services that provided the FM2 satellite platform to us. This anticipated conversion to a two-way satellite technology will require a significant use of capital resources. We believe that the conversion of our U.S. customer locations may require incremental capital expenditures of up to $4.5 million and increased cash operating expenses (including estimated installation costs) of up to $2.5 million over the two-year conversion period, which will lower our historical positive cash flow. As of December 31, 2003, approximately 23% of sites had been converted to VSAT. During the two-year conversion period, we believe that this upgrade will have a moderately adverse impact on our earnings when compared with what earnings would have been without the expenditures. The offsetting benefits of the installation include the elimination, at completion, of telecom costs that currently average approximately $660,000 per year and an expected increase of revenues from the sites.

    We also believe that NTN Canada will also require a significant amount of capital investment. The previous owner did not convert the Canadian customer base to DITV, so we plan to convert the customer base of approximately 400 sites to both DITV and VSAT over the next 12 months. This investment may be on the order of $1.4 million. However, we believe that the majority or perhaps all of the Canadian capital expenditures will be financed through operating cash flow we generate in Canada.

RISK FACTORS

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our business, results of operation and financial condition could be adversely affected by a number of factors, including the following:

WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND WE EXPECT TO INCUR SIGNIFICANT NET LOSSES IN THE FUTURE.

     We have a history of significant losses, including net losses of $2,711,000 in 2003, $2,189,000 in 2002 and $3,656,000 in 2001, and an accumulated deficit of $81,790,000 as of December 31, 2003. We expect to incur significant operating and net losses for the next four quarters due primarily to our continued development of Buzztime. Furthermore, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

OUR LIMITED LIQUIDITY AND CAPITAL RESOURCES MAY CONSTRAIN OUR ABILITY TO OPERATE AND GROW OUR BUSINESS.

     At December 31, 2003, our current assets exceeded our current liabilities by approximately $765,000. Our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business.

     We have a revolving line of credit agreement with Pacific Mercantile Bank, which provides for borrowings of up to $1,000,000 and which was originally to expire in July 2004 by its terms. Effective January 7, 2004, we entered into an agreement with Pacific Mercantile to extend the maturity date of the line of credit to February 1, 2005. As of December 31, 2003, $1,000,000 was outstanding under the line of credit. The line of credit is secured by substantially all of our assets. Any reduction in availability under our line of credit may further constrain our liquidity.

     In January 2004, we completed an equity financing transaction resulting in gross proceeds to us of approximately $14.0 million, pursuant to an existing shelf registration filed under the Securities Act. We intend to use the funds to implement our plan to significantly expand the digital interactive television network, including our current two-way satellite rollout, and to develop Buzztime into a leading content provider for interactive television platforms. In light of the recent completion of the January 2004 financing, it is unlikely that we will require additional financing in 2004 but we do not know if we will require additional financing in 2005 and beyond.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGE MAY RENDER OUR OPERATIONS OBSOLETE OR NONCOMPETITIVE.

     If we do not compete successfully in the development of new products and keep pace with rapid technological change, we will be unable to achieve profitability or sustain a meaningful market position. The interactive entertainment and game industry, as well as the wireless paging and software applications industries, are becoming highly competitive and subject to rapid technological changes when compared to other industries. We are aware of other companies that are introducing interactive game products on various platforms that allow players to compete across the nation. We are also aware of other companies that are developing and introducing wireless technology and software applications that may be suitable for use in the hospitality industry. The wireless paging industry is highly competitive; we may experience pricing pressure in the wireless markets that could impact our margins with respect to our wireless product line. Some of these companies have substantially greater financial resources and organizational capital than we do, which could allow them to identify emerging trends. In addition, changes in customer tastes may render our network and its content, our technology and our wireless and software products obsolete or noncompetitive.

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

WE MUST EFFECTIVELY COMPETE WITHIN THE HIGHLY COMPETITIVE SOFTWARE INDUSTRY.

     The software industry is intensely competitive. Several large vendors develop and market database management programs, business and management applications, collaboration products and business intelligence products that compete with our NTN Software Solutions offerings. Some of these competitors have significantly greater financial and technical resources than we do. We expect to continue to face intense competition in the software market in which we compete. We could lose market share if our competitors introduce new competitive products into one or more of our markets, add new functionality into an existing competitive product, acquire a competitive product, reduce prices, or form strategic alliances with other companies. In addition, because new distribution methods and opportunities offered by the internet and electronic commerce have removed many of the barriers to entry historically faced by small and start-up companies in the software industry, we expect to face additional future competition from these companies.

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

THE INTERACTIVE GAMING AND ENTERTAINMENT INDUSTRY IS HIGHLY COMPETITIVE.

     The entertainment business is highly competitive. We compete with other companies for total entertainment related revenues in the marketplace. Our network programming competes generally with broadcast television, direct satellite programming, pay-per-view, other content offered on cable television, and other forms of entertainment. Furthermore, certain of our competitors have greater financial and other resources available to them. The entrance of motion picture, cable and television companies in the interactive entertainment and multimedia industries will likely intensify competition in the future. In January 1999, The Walt Disney Company introduced interactive programming broadcast in conjunction with live sporting and other events which competes directly with our programming.

     We also compete with other content and services available to consumers through online services. The expanded use of online networks and the Internet provide computer users with an increasing number of alternatives to video games and entertainment software. With this increasing competition and rapidly changing factors, we must be able to compete in terms of technology, content and management strategy. If we fail to provide quality services and products, we will lose revenues to other competitors in the entertainment industry. Increased competition may also result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues and loss of market share.

IF INTELLECTUAL PROPERTY LAW AND PRACTICE DO NOT ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS AND INTELLECTUAL PROPERTY, OUR BUSINESS COULD BE SERIOUSLY DAMAGED.

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

     From time to time, we hire or retain employees or external consultants who may work for other companies developing products similar to those offered by us. These former employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such litigation could prevent us from exploiting our proprietary portfolio and cause us to incur substantial costs, which in turn could materially adversely affect our business.

     We believe that the success of our business depends upon such factors as the technical expertise, innovative skills and marketing and customer relations abilities of our employees, as well as upon patents, copyrights, trade secrets and other intellectual property rights. As of December 31, 2003, we owned one United States patent covering certain aspects of technology related to an interactive learning system. This patent will expire in 2017. As of December 31, 2003, we had applied for two additional patents in the United States.

    Our pending patent applications and any future applications might not be approved. Our patents might not provide us with competitive advantages. Third parties might challenge our patents. In addition, patents held by third parties might have an adverse effect on our ability to do business. Furthermore, third parties might independently develop similar products, duplicate our products or, to the extent patents are issued to us, design around those patents.

    Others may have filed and in the future may file patent applications that are similar or identical to those of ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such interference proceedings could result in substantial cost to us. Such third-party patent applications might have priority over patent applications filed by us.

WE MAY BE LIABLE FOR THE CONTENT WE MAKE AVAILABLE ON THE NTN ITV NETWORK, THE BUZZTIME TRIVIA CHANNEL AND THE INTERNET.

     We make content available on the NTN iTV Network, the Buzztime trivia channel and the internet. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence or copyright or trademark infringement. We could also be exposed to liability for third party content accessed through the links from our web sites to other web sites. We may incur costs to defend ourselves against even baseless claims, and our financial condition could be materially adversely affected if we are found liable for information that we make available. Implementing measures to reduce our exposure may require us to spend substantial resources and may limit the attractiveness of our services to users.

WE MAY FACE EXPOSURE ON SALES AND/OR USE TAXES IN VARIOUS STATES.

     From time to time, state tax authorities will make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. In the current difficult economic climate, many states are expanding their interpretation of their sales and use tax statutes to derive additional revenue. While in the past our sales and use tax expenses have not been material, it is likely that such expenses will grow in the future.

OUR GAMES AND GAME SHOWS ARE SUBJECT TO GAMING REGULATIONS.

     We operate games of skill and chance that, in some instances, reward prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require any form of monetary payment. The laws and regulations that govern these games, however, are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in any of the jurisdictions in which we offer our games. If such changes were to happen, we may find it necessary to eliminate, modify or cancel certain components of our products that could result in additional development costs and/or the possible loss of revenue.

WE ARE CURRENTLY INVOLVED IN LITIGATION MATTERS THAT COULD MATERIALLY IMPACT OUR PROFITABILITY.

     We are involved in litigation in Canada with Interactive Network, Inc. Both NTN and Interactive Network, Inc. have asserted claims involving patent infringement and validity and certain other proprietary rights. These actions relate only to the broadcast of the NTN iTV Network to subscribers in Canada and do not extend to our network operations in the United States or elsewhere. To date, Interactive Network, Inc. has deposited a total of $140,000 in Canadian dollars with the Canadian court in compliance with the court's order as security for costs to be incurred by us in defense of the action. A trial date has been established for April 2004. We intend to continue to defend the action vigorously.

     On March 21, 2003, Long Range Systems, Inc. (LRS) filed in the United States District Court, Northern District of Texas, a patent infringement complaint against NTN Wireless. This complaint alleged trade dress and patent infringement and unfair competition. This complaint relates to our repair and replacement activities of LRS pagers, which is not a significant percentage of our NTN Wireless business. On May 9, 2003, we filed with the court a motion to dismiss the LRS complaint. The court denied our motion to dismiss and provided LRS an opportunity to amend its complaint. LRS served the amended complaint on July 24, 2003 and, in turn, we filed a motion to dismiss the amended complaint. In February 2004, LRS amended their complaint to eliminate certain allegations relating to infringement of its utility patent for wireless pagers. The court recently appointed a special master to the case. The parties will commence discovery.

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

IF OUR CHIEF EXECUTIVE OFFICER WERE TO LEAVE US, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     Our success greatly depends on the efforts of our chief executive officer, Stanley B. Kinsey. Our ability to operate successfully will depend significantly on his services and contributions. Mr. Kinsey's employment agreement with NTN was amended on May 21, 2003 to provide for an extended term ending January 31, 2004 as well as an increase in annual salary and a grant of options to purchase up to 400,000 shares of common stock. Mr. Kinsey is presently discussing an extension of his employment agreement with the compensation committee of our board of directors. Our business and operations may be adversely affected if he were to leave.

WE MAY HAVE DIFFICULTY RECRUITING PROFESSIONALS FOR OUR BUSINESS.

     Our business requires experienced programmers, creative designers and application developers. Our success will depend on identifying, hiring, training and retaining such experienced, knowledgeable professionals. We must recruit talented professionals in order for our business to grow. There is significant competition for employees with the skills required to develop the products and perform the services we offer. There can be no assurance that we will be able to attract a sufficient number of qualified employees in the future to sustain and grow our business, or that we will be successful in motivating and retaining the employees we are able to attract. If we cannot attract, motivate and retain qualified professionals, our business, financial condition and results of operations will suffer.

FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES COULD HARM OUR BUSINESS.

     On December 15, 2003 we acquired, through NTN Canada, most of the operating assets, certain liabilities and the operations of NTNIN from Chell Group Corporation. This acquisition added an additional 400 customer sites that pay us in Canadian dollars to use our interactive technology, and to receive our game service. Since both the service fees and our Canadian subsidiary's operating expenses are recognized in Canadian dollars, our financial results could be significantly affected by fluctuations in foreign currency exchange rates or by weak economic conditions in foreign markets.

RISK FACTORS ASSOCIATED WITH THE NTN iTV NETWORK

WE DEPEND ON A SINGLE SUPPLIER OF PLAYMAKERS(R).

     We currently purchase our 900 MHz Playmakers from Climax Technology Co. Ltd., an unaffiliated Taiwanese manufacturer. We are currently soliciting bids from alternative suppliers for the manufacture of our Playmakers. Unless and until we succeed in establishing additional manufacturing relationships, we will continue to depend on our current sole source supplier of Playmakers. If we lose our supplier, our growth may be slowed until an alternative supplier is identified.

COMMUNICATION FAILURES WITH OUR SUBSCRIBER LOCATIONS COULD RESULT IN THE CANCELLATION OF SUBSCRIBERS AND A DECREASE IN OUR REVENUES.

     We rely on both satellite and telephone systems to communicate with our subscriber locations. We currently transmit the majority of our data to our hospitality customer sites via PanAmSat's Galaxy IIIR satellite and will rely upon Galaxy IIIC for data transmission in connection with our new VSAT two-way communication technology. We have currently converted 23% of our sites to the VSAT technology. Interruption in communications with our subscriber locations under either system could decrease customer loyalty and satisfaction and result in a cancellation of our services. We are continually reviewing alternative telephone service providers and establishing contingency plans; however, such alternative providers and contingency plans have not been finalized.

     In the event that we were forced to switch to another satellite, we would incur significant costs associated with re-pointing our satellite receivers. In addition, we could experience higher operating costs to transmit data to our customers via telephone lines and the Internet during the transition period.

     Another potential risk is the possibility that our government could pre-empt our satellite for national security reasons, as the United States satellite operators are federally licensed. This would appear to be unlikely as our government has a strong communications infrastructure in place domestically.

RISK FACTORS ASSOCIATED WITH BUZZTIME

WE MAY SELL EQUITY INTERESTS IN BUZZTIME TO THIRD PARTIES, WHICH COULD RESULT IN THE LOSS OF CONTROL OF BUZZTIME OR DEVALUATION OF OUR EQUITY INTEREST IN BUZZTIME.

     In June 2001, we sold a 6% interest in Buzztime to an affiliate of Scientific-Atlanta, a leading cable television set-top box manufacturer. While Scientific-Atlanta's investment position was converted to our common stock in January 2003, we believe there may be divergent investment preferences between the strategies pursued by the NTN iTV Network and Buzztime and may decide in the future to continue to raise additional financing by issuing and selling equity interests in Buzztime to third parties. To enhance the ability of Buzztime to raise such financing, we have previously contributed and may contribute in the future some of our assets to Buzztime in order to allow the development of a distinct identity that we believe is necessary for it to effectively grow as a separate concern. These assets include our extensive trivia game show library and our interactive play-along sports games and related intangible assets.

     From an operational standpoint, we could lose control of Buzztime. If we lose control, Buzztime may no longer provide adequate support and resources for content and programming for the NTN iTV Network, affecting the ability of the NTN iTV Network to continue its operations. From a financial viewpoint, we could undervalue the stock of Buzztime when selling it to third parties or undervalue assets transferred to Buzztime and this could devalue your holdings in NTN because we would not receive the fair value for our interest in Buzztime.

IF OUR NEW BUZZTIME PROGRAMMING IS NOT ACCEPTED BY CONSUMERS, WE ARE NOT LIKELY TO GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE.

     The new Buzztime channel faces risks as to whether consumers will accept interactive television products and the trivia programming produced by Buzztime. If interactive television does not become a successful, scaleable medium or if consumers do not accept trivia and play-along sports games, then we will be unable to draw revenues from advertising, direct-marketing of third-party products, subscription fees and pay-per-play fees. Until a sufficient market develops for the digital set-top boxes enabled to run our interactive television game applications, our profit potential is uncertain and we may also face competition from companies developing and marketing stand-alone game products and services. We will also be unable to attract local cable operators to add Buzztime programming as a channel to their service.

THE MARKET FOR INTERACTIVE TELEVISION GAMES AND SERVICES IS NEW AND MAY NOT DEVELOP AS ANTICIPATED.

     The interactive television market currently is small and emerging. The success of Buzztime will depend on the growth and development of this market in the United States and it will depend upon the commercialization and broad acceptance by consumers and businesses of a wide variety of interactive television products. Demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty and, as a result, our profit potential is unproven. In addition, the potential size of this new market opportunity and the timing of its development and deployment are currently uncertain. Development schedules of interactive television offered by our competitors have been delayed or refocused as the industry evolves. If the market for interactive television does not develop or develops more slowly than anticipated, our revenues will not grow as fast as anticipated, if at all.

THE ADOPTION OF INCOMPATIBLE STANDARDS COULD RENDER OUR PRODUCTS OBSOLETE OR NON-COMPETITIVE.

     If a new digital set-top box standard or middleware platform is defined, we do not know whether Buzztime's products will be compatible with such standards once defined. The establishment of multiple standards could hurt our business and significantly increase our expenses, particularly if our products require significant redevelopment in order to conform to the newly established standards. Any delay or failure on our part to respond quickly, cost-effectively and sufficiently to these developments could render our existing products and services obsolete and cause us not to be competitive, resulting in a decrease in our revenues without a corresponding decrease in our expenses. We may have to incur substantial expenditures to modify or adapt our products or services to respond to these developments. We must be able to incorporate new technologies into the products we design and develop in order to address the increasingly complex and varied needs of our customer base.

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

      One or more states or the federal government could enact regulations aimed at companies, like us, which provide interactive television products. The likelihood of such regulation being enacted will increase as interactive television becomes more pervasive and affects the daily lives of more people. Any such legislation or regulation could dampen the growth of the industry of interactive television. If such a reduction in growth occurs, demand for our products and services may decline significantly.

     On January 18, 2001, the Federal Communications Commission issued a notice of inquiry concerning interactive television. The notice raised a series of questions that suggest that cable systems might be regarded as essential, open platforms of spectrum for non-discriminatory third-party access, rather than facilities-based providers competing in a wider market. The notice sought comments on the nature of interactive television and whether cable systems will be a "superior platform" for providing interactive television. The outcome of the inquiry will determine whether or not a subsequent rulemaking will be held in order to create regulations for the interactive television industry. Any regulation of this industry could impact on Buzztime and its operations.

RISK FACTORS ASSOCIATED WITH OUR COMMON STOCK

OUR COMMON STOCK COULD BE DELISTED OR SUSPENDED FROM TRADING ON THE AMERICAN STOCK EXCHANGE.

     On May 1, 2003, we received a letter from the American Stock Exchange
(AMEX) stating that we are now in compliance with AMEX listing standards. Prior to that date we had been out of compliance since our shareholders' equity was below $6 million, which was the minimum threshold established by AMEX for companies with multiple years of losses. New AMEX rules effective January 2003 permit a company, such as NTN, to remain listed on AMEX if it has a total market capitalization of at least $50 million, has at least 1.1 million shares publicly held, has a market value of publicly held shares of at least $15 million and has a minimum of 400 round lot shareholders.

     Should, at some future date, we fall out of compliance with the new rules (from subsequent changes in market capitalization or otherwise), we could remain compliant by maintaining a level of shareholder's equity of $6 million. If we otherwise fail to maintain compliance with the AMEX listing standards, our common stock may not remain listed on AMEX or any other exchange or quotation system in the future. If our common stock is delisted from AMEX, spreads can often be higher for securities traded on the over-the-counter market and the execution time for orders may be longer. Thus, removing our stock from AMEX may result in decreased liquidity by making the trading of our stock less efficient.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND YOUR INVESTMENT COULD SUFFER A DECREASE IN VALUE.

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for technology-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

     Certain provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of us, even if such a change in control would benefit our stockholders. For example, our certificate of incorporation requires a supermajority vote of at least 80% of the total voting power, voting together as a single class, to amend certain provisions of such document, including those provisions relating to:

    o   the number, election and term of directors;
    o   the removal of directors and the filling of vacancies; and
    o the supermajority voting requirements of our restated certificate of incorporation.

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

IF THE SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE ARE SOLD, THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

     Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of December 31, 2003, there were approximately 9,674,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.45 to $6.38 per share. As of December 31, 2003, there were also outstanding warrants to purchase an aggregate of approximately 1,780,000 shares of common stock at exercise prices ranging from $0.50 to $3.75 per share.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 2003, we owned common stock of an Australian company that is subject to market risk. At December 31, 2003, the carrying value of this investment was $189,000, which is net of a $628,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At December 31, 2003, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $19,000 in the carrying value of the investment.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth as of March 5, 2004 certain information regarding our directors and executive officers:

               NAME             AGE(4)           POSITION(S) HELD
               ----             ------           ----------------
      Stanley B. Kinsey(3)....    50     Chief Executive Officer and Chairman
                                           of the Board
      Gary Arlen(2)(3)........    59     Director
      Robert M. Bennett(1)....    74     Director
      Barry Bergsman(1)(2)....    64     Director
      Vincent A. Carrino(3)...    48     Director
      Robert B. Clasen........    59     Director
      Michael Fleming(3)......    52     Director
      Neal Fondren............    44     Director
      Esther L. Rodriguez(1)..    62     Director
      Mark deGorter...........    46     President and Chief Operating
                                           Officer, NTN Network
      James B. Frakes.........    47     Chief Financial Officer
      V. Tyrone Lam...........    42     President and Chief Operating
                                           Officer, Buzztime Entertainment, Inc.
_________

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Member of Board of Directors, Buzztime Entertainment, Inc.

(4) As of March 5, 2004.

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

    GARY ARLEN was appointed as a Director in August 1999 and his current term expires in 2006. Since 1980, he has been president of Arlen Communications, Inc., a research and consulting firm specializing in interactive information, transactions, telecommunications and entertainment. Arlen Communications provides research and analytical services to domestic and international organizations in entertainment, media, telecommunications and Internet industries. Mr. Arlen was a founder and board member of several interactive media trade associations. He is a member of the Academy of Digital TV Pioneers and the Cable TV Pioneers.

    ROBERT M. BENNETT has been a Director since August 1996 and his current term expires in 2004. Since 1989, Mr. Bennett has been chairman of the board of Bennett Productions, Inc., a production company with experience in virtually all areas of production including syndicated extreme sports and specialty programming, music videos, commercial productions, home video, corporate communications and feature films. Mr. Bennett was president of Metromedia Broadcasting from 1982 until 1986. His career in broadcasting began at KTTV, Metromedia's broadcast division. In 1972, Mr. Bennett joined Boston Broadcasters, Inc. (BBI), serving as president and director from 1979 until 1982. In 1991, he acquired full ownership from his partners of Trans Atlantic Entertainment, Inc., owner of film and video libraries. Mr. Bennett was named to The Broadcasting and Cable Hall of Fame on November 7, 1994. Mr. Bennett serves as President of the Muscular Dystrophy Association and as director on the board of the American Film Institute.

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

    VINCENT A. CARRINO was appointed as a Director in September 1999 and his current term expires in 2006. Mr. Carrino is founder and president of Brookhaven Capital Management, LLC, a private investment firm focusing on technology companies, established by him in 1985. He also currently serves as executive vice president and director of investments for Fidelity National Financial, a title insurance and real estate services company. Prior to establishing Brookhaven Capital Management, LLC, Mr. Carrino was an analyst with Alliance Capital Management and was an investment banker with CitiBank in New York.

    ROBERT B. CLASEN has been a Director since November 2001 and his current term expires in 2004. Currently he is President of Sales and Marketing for Starz Encore Media Group the largest provider of premium movie services in the United States providing thirteen channels of movies to multichannel television homes. He was appointed to this position in July 2003. For most of the past ten years, Mr. Clasen has been President and CEO of Clasen Associates, an advisor to a broad range of technology and service companies who operate in the broadband, wireless and satellite sectors. In this capacity he often has served as an interim executive. In January 2002, he was appointed Acting Chairman and Chief Executive Officer of Inetcam, Inc., a privately held international streaming media management software company, where he served for five months. From September, 2002 through July, 2003, Mr. Clasen served as Interim Chief Strategy Officer and director for Path 1 Network Technologies (PNWK), a publicly traded provider of broadcast quality video over packet-based networks and he remains on the Board. During this period he also served as Chairman for Broadband Innovations and Lightwave Solutions, two San Diego companies providing components to the cable television industry. From 1999 until June 2001, Mr. Clasen served as Chairman and Chief Executive Officer of ICTV, an interactive/internet television provider. From June 2001 until December, 2001, Mr. Clasen remained as Chairman of the board at ICTV and, continued to serve as a director for ICTV until July 2003. During 1997, Mr. Clasen served as President and Chief Executive Officer of ComStream Corporation, an international provider of digital transmission solutions for voice, data, imaging, audio and video applications during the sale of the Company. Prior to 1997, Mr. Clasen held positions as President of each of Comcast International Holdings, the international division of Comcast Cable Communications, and Comcast Cable Communications, one of the country's five largest cable television companies.

    MICHAEL FLEMING was appointed a Director in November 2001 and his current term expires in 2006. Since May 2002, he has also served as Chairman of the Board of our Buzztime Entertainment, Inc. subsidiary. Mr. Fleming is currently chairman and Chief Executive Officer of the Fleming Media Group, advising a broad range of content and technology companies on interactive television, broadband, wireless and other convergent technology opportunities. He is the founder and recent past-President of Game Show Network, a satellite delivered television programming service dedicated to the world of games and game play. Mr. Fleming has held senior executive positions at Playboy Entertainment Group, ESPN, Turner Broadcasting and Warner Amex Satellite Entertainment Company. He was inducted into the Cable Pioneers in 1999.

    NEAL FONDREN was appointed as a Director in May 2003 upon consummation of the investment in NTN by Media General. His current term expires in 2005. Mr. Fondren has served as Vice President of Media General and President of Media General's Interactive Media Division since January 2001. Prior to joining Media General, Mr. Fondren was a 20-year veteran of E.W. Scripps Co., where he was vice president of new media from 1997 to 2000. Before that, he held a succession of executive-level positions in Scripps' cable television division from 1982 to 1997.

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

    MARK DEGORTER was appointed President and Chief Operating Officer of the NTN Network in January 2001. Prior to that time, Mr. deGorter served as Vice President of Marketing of our Buzztime subsidiary. Further, during the third quarter of 2000, Mr. deGorter assumed the additional role of Vice President of Marketing for the NTN Network. Prior to joining Buzztime in April 2000, Mr. deGorter had served as Vice President of Marketing for MET-Rx USA, a consumer packaged goods company, since July 1997. From June 1994 until July 1997, Mr. deGorter was a senior manager with ProShot Golf, Inc., a global positioning satellite-based communications and information system for the golf industry. During his career, Mr. deGorter has held key management positions with Bally's Total Fitness, a public company operating commercial fitness centers in North America; L.A. Gear, a licensor of trademarks and trade names for use in conjunction with apparel, accessory and consumer-related products; and J. Walter Thompson/USA, a multi-media advertising agency with worldwide operations.

     JAMES B. FRAKES was appointed Chief Financial Officer and Secretary of NTN in April 2001. Prior to joining us, Mr. Frakes was chief financial officer and a director of Play Co. Toys, a publicly held chain of retail toy stores, where he had been since 1997. On March 28, 2001, Play Co. Toys and its majority-owned subsidiary, Toys International.com, Inc., filed a Chapter 11 petition under federal bankruptcy laws in the Southern District in the State of New York. From June 1990 to March 1997, Mr. Frakes was chief financial officer and a director of Urethane Technologies, Inc., a publicly held specialty chemical company, and two of its subsidiaries, Polymer Development Laboratories, Inc. and BMC Acquisition, Inc., chemical companies focused on the polyurethane segment of the plastics industry. From 1985 to 1990, Mr. Frakes was a manager at Berkeley International Capital Corporation, an investment banking firm specializing in later stage venture capital and leveraged buyout transactions. Mr. Frakes serves on the Board of Youth Tennis San Diego, a nonprofit organization.

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

AUDIT COMMITTEE FINANCIAL EXPERT

      NTN has determined that Robert M. Bennett is an "audit committee financial expert" within the meaning of the final rules implementing Section 406 and 407 of the Sarbanes-Oxley Act and independent as defined in Item 7(d)(3)(iv) of
Schedule 14A of the Securities Exchange Act.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Under federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their beneficial ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. We believe that, based on the written representations of our directors and officers and copies of reports filed with the Commission in 2003, our directors, officers and holders of more than 10% of our common stock complied with the requirements of Section 16(a).

CODE OF ETHICS

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller which was filed on March 31, 2003 as an exhibit to our annual report for the year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table shows the compensation paid or accrued as of each of the last three fiscal years to all individuals who served as our chief executive officer during 2003 and the three other most highly compensated executive officers who were serving as executive officers at the end of 2003 whose salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                              ANNUAL COMPENSATION               AWARDS
                                                    ---------------------------------------   SECURITIES
                                                                               OTHER ANNUAL   UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR      SALARY(1)       BONUS      COMPENSATION     OPTIONS
---------------------------               ----      ---------       -----      ------------     -------
Stanley B. Kinsey(2)........              2003      $ 339,834        --             --          400,000
Chief Executive Officer                   2002        313,542       24,000(3)       --          100,000
   And Chairman of the Board              2001        305,386        --             --          350,000

V. Tyrone Lam...............              2003      $ 250,288      $50,000(6)       --          100,000
President and Chief Operating Officer     2002        222,156       15,000(3)       --          100,000
  Buzztime Entertainment, Inc.            2001        223,077        --             --             --

Mark deGorter(4)............              2003      $ 249,615      $50,000(6)       --          100,000
President and Chief Operating Officer,    2002        222,538       60,000(3)       --          250,000
  The NTN Network                         2001        199,038       25,382(4)       --          150,000

James B. Frakes(5) .........              2003      $ 189,103        --             --          100,000
Chief Financial Officer                   2002        159,000       20,000(3)       --             --
                                          2001        111,539       10,000          --          250,000
_________

(1) Includes amounts, if any, deferred under NTN's 401(k) Plan.

(2) Mr. Kinsey waived compensation for serving as a director of NTN. Mr. Kinsey received perquisites and personal benefits that did not exceed the lesser of $50,000 or 10% of his annual salary and bonus.

(3) Represents bonus paid out pursuant to the 2002 performance-based bonus program.

(4) Represents a bonus paid to Mr. deGorter in March 2002 based upon exceeding established targets for the NTN Network for the fiscal year ended 2001.

(5) Mr. Frakes joined NTN in April 2001.

(6) Represents bonus to be paid out pursuant to the 2003 performance-based bonus program.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning grants of stock options during 2003 with respect to the Named Executive Officers:

                                        INDIVIDUAL GRANTS
                     -----------------------------------------------------------
                     NUMBER OF    % OF TOTAL
                      SHARES        OPTIONS
                    UNDERLYING    GRANTED TO                          GRANT DATE
                      OPTIONS    EMPLOYEES IN   EXERCISE  EXPIRATION   PRESENT
NAME                  GRANTED     FISCAL YEAR    PRICE       DATE      VALUE(1)
----                  -------     -----------    -----       ----      --------
Stanley B. Kinsey..  400,000(2)      1.7%        $1.10     02/17/13    $331,604
V. Tyrone Lam......  100,000(3)       *           1.10     01/30/13      87,631
Mark deGorter......  100,000(3)       *           1.10     01/30/13      87,631
James B. Frakes....  100,000(3)       *           1.10     01/30/13      87,631

--------------------------------------------------------------------------------
*Less than one percent (1%)
(1) The present value of grant on the grant date was estimated using the Black Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, risk-free interest rate of 2.858%, expected volatility of 113.17%, and expected option life of 4.58 years.

(2) Represents options granted under the 1995 Stock Option Plan, which became fully vested and exercisable as of January 31, 2004. The options were granted to Mr. Kinsey in consideration of Mr. Kinsey's agreement to extend the term of his employment agreement to January 31, 2004. The options were priced at $1.10 per share in accordance with the terms of the Company's broad-based employee stock option grant effective January 31, 2003. Such options vested in twelve (12) equal installments on the last day of each month commencing February 18, 2003.

(3) Represents options granted under the 1995 Stock Option Plan in accordance with the Company's broad-based stock option grant effective January 31, 2003. Such options vest and become exercisable as to 25% of the total shares on the first anniversary of the date of grant and will become exercisable as to an additional 1/36 of the remaining shares on the last day of each of the thirty-six (36) calendar months immediately following the first anniversary of the grant date.

FISCAL YEAR-END OPTION VALUES

    The following table contains information concerning stock options which were unexercised at the end of 2003 with respect to the Named Executive Officers. No stock options were exercised in 2003 by any Named Executive Officer.

                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                   UNDERLYING UNEXERCISED OPTIONS          IN-THE-MONEY
                         AT FISCAL YEAR-END        OPTIONS AT FISCAL YEAR-END(1)
                     ---------------------------   ----------------------------
NAME                 EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                 -----------   -------------   -----------    -------------
Stanley B. Kinsey..   2,716,667        33,333       $7,533,334        $86,666
V. Tyrone Lam......     546,667       153,333        1,491,426        415,199
Mark deGorter......     228,334       271,666          696,836        770,665
James B. Frakes....     166,667       183,333          516,668        518,332
__________

(1) Represents the amount by which the aggregate market price on December 31, 2003 of the shares of our Common Stock subject to such options exceeded the respective exercise prices of such options.

DIRECTOR COMPENSATION

    During 2003, directors were entitled to receive cash compensation of $2,400 per month for their services as directors. Further, directors who serve on either the audit or compensation committees or the board of directors of Buzztime Entertainment, Inc. were entitled to receive an additional $3,000 annually for each such service. In 2003, Messrs. Bennett and Carrino have elected to receive shares of common stock in lieu of a portion of the cash component of director compensation. Directors are also eligible for the grant of options to purchase common stock from time to time for services in their capacity as directors.

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

EMPLOYMENT CONTRACTS

    In October 1998, we entered into a written employment agreement pursuant to which Mr. Kinsey is to receive a bonus under a bonus program that was to be agreed upon by and between Mr. Kinsey and the compensation committee of our board of directors. On October 7, 1999, we entered into an addendum to the employment agreement with Mr. Kinsey setting forth the terms of the bonus program. Under the bonus program, the options granted to Mr. Kinsey in October 1999 were granted at a preferred, below market, price of $0.98 per share, the average closing price of our Common Stock during the three calendar quarters immediately prior to the grant date. The options were granted to Mr. Kinsey pursuant to our 1995 Employee Stock Option Plan and are subject to immediate vesting upon the occurrence of a change of control event. In January 2001, we amended the employment agreement with Mr. Kinsey to extend the duration of the agreement by one year until October 6, 2002 and to award options for an additional 350,000 shares of our Common Stock at an exercise price of $0.875 per share. On October 7, 2002, Mr. Kinsey was granted options in exchange for his agreement to reset the commencement of the renewal term of the employment agreement to January 1, 2003. In February 2003, Mr. Kinsey accepted an additional term of employment through January 31, 2004. In connection with the extension, Mr. Kinsey was granted options to purchase 400,000 shares of Common Stock at $1.10 per share in accordance with the terms of our broad-based employee stock option grant effective January 31, 2003. All options granted to Mr. Kinsey have been made at fair value as of the date of each grant. Mr. Kinsey was also paid a cash bonus in accordance with our 2002 bonus plan. Mr. Kinsey and the Compensation Committee are currently negotiating terms for an extension of Mr. Kinsey's employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    All compensation determinations for 2003 for our executive officers were made by the Board of Directors as a whole upon the recommendation of the Compensation Committee. During 2003, Mr. Arlen and Mr. Bergsman served on the Compensation Committee. None of our directors or executive officers has served on the board of directors or the compensation committee of any other company or entity, any of whose officers served either on our Board of Directors or on our Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 5, 2004 the number and percentage ownership of common stock by (i) all persons known to us to own beneficially more than 5% of the outstanding shares of Common Stock based upon reports filed by each such person with the Securities and Exchange Commission, (ii) each of our directors, (iii) each of the named executive officers, and (iv) all of the named executive officers and directors as a group. Except as otherwise indicated and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares of Common Stock shown. Except as otherwise indicated, the address for each person is c/o NTN Communications, Inc., 5966 La Place Court, Carlsbad, California 92008. An asterisk denotes beneficial ownership of less than 1%.

                                             NUMBER OF SHARES
                                               BENEFICIALLY        PERCENT OF
NAME                                              OWNED          COMMON STOCK(1)
----                                              -----          ---------------
Stanley B. Kinsey(2)......................        2,874,333            5%
Gary Arlen(3).............................          161,000            *
Robert M. Bennett(4)......................        1,808,017            3%
Barry Bergsman(5).........................          291,000            *
Vincent A. Carrino(6).....................        5,904,831           11%
Robert B. Clasen(7).......................           70,000            *
Michael Fleming(8)........................           60,000            *
Neal Fondren(9) ..........................            1,320            *
Esther L. Rodriguez(10)...................          222,766            *
Mark deGorter(11).........................          288,542            *
James B. Frakes(12) ......................          182,292            *
V. Tyrone Lam(13).........................          585,417            1%
Media General, Inc. (14) .................        3,250,667            6%
                                              ==================================
All executive officers and directors
  of NTN as a Group (12 Persons)(15)......       12,449,518           21%
                                              ==================================
__________

(1) Included as outstanding for purposes of this calculation are 52,611,430 shares of Common Stock (the amount outstanding as of March 5, 2004) plus, in the case of each particular holder, the shares of Common Stock subject to currently exercisable options, warrants, or other instruments exercisable for or convertible into shares of Common Stock (including such instruments exercisable within 60 days after March 5, 2004) held by that person, which instruments are specified by footnote. Shares issuable as part or upon exercise of outstanding options, warrants, or other instruments other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.

(2) Includes 2,750,000 shares subject to currently exercisable options held by Mr. Kinsey.

(3) Includes 160,000 shares subject to currently exercisable options held by Mr. Arlen.

(4) Includes 160,000 shares subject to currently exercisable options and 500,000 shares subject to currently exercisable warrants held by Mr. Bennett.

(5) Includes 160,000 shares subject to currently exercisable options and 20,000 shares subject to currently exercisable warrants held by Mr. Bergsman.

(6) Includes 260,000 shares subject to currently exercisable options held by Mr. Carrino. Also includes 332,386 shares owned directly by Mr. Carrino and 5,312,445 shares owned, directly or indirectly, by investment advisory clients of Brookhaven Capital Management, LLC, which in some cases has sole voting and investment discretion over such shares. Mr. Carrino is the sole owner and the Manager of Brookhaven Capital Management, LLC and, as such, in some cases he may be deemed to beneficially own such shares. Mr. Carrino disclaims such beneficial ownership. Brookhaven Capital Management is located at 3000 Sand Hill Road, Menlo Park, CA 94205.

(7) Includes 60,000 shares subject to currently exercisable options held by Mr. Clasen. Includes 10,000 owned by the Clasen Family Trust, of which Mr. Clasen is co-trustee with members of his immediate family. As co-trustee, Mr. Clasen shares voting and investment power with respect to the shares.

(8) Includes 60,000 shares subject to currently exercisable options held by Mr. Fleming.

(9) Includes 500 shares owned by Mr. Fondren as custodian for his son. Excludes shares subject to options issued to Media General for Mr. Fondren's service as director.

(10) Includes 160,000 shares subject to currently exercisable options held by Ms. Rodriguez. Also includes 1,000 shares owned by the Rodriguez Family Trust, of which Ms. Rodriguez is a co-trustee with members of her immediate family. As co- trustee, Ms. Rodriguez shares voting and investment power with respect to the shares.

(11) Represents shares subject to currently exercisable options held by Mr. deGorter.

(12) Represents shares subject to currently exercisable options held by Mr. Frakes.

(13)  Represents shares subject to currently exercisable options held by Mr.
      Lam.

(14) Includes 564,000 shares acquired January 30, 2004 in a registered pubic offering; 2,000,000 shares acquired pursuant to the Purchase Agreement dated May 5, 2003; 666,667 shares acquired pursuant to the Licensing Agreement dated May 7, 2003; and 20,000 shares subject to currently exercisable options issued for Mr. Fondren's service as director.

(15) Includes 5,346,251 shares subject to currently exercisable options and warrants held by executive officers and directors, including those described in notes (2) through (13) above.

EQUITY COMPENSATION PLANS

    The following table sets forth as of December 31, 2003 our compensation plans authorizing us to issue equity securities and the number of securities issuable thereunder.

                         NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE       NUMBER OF SECURITIES REMAINING
                         BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       AVAILABLE FOR FUTURE ISSUANCE
                         OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     UNDER EQUITY COMPENSATION PLANS
    PLAN CATEGORY          WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     (EXCLUDING SECURITIES REFLECTED
                                   (a)                        (b)                     IN COLUMN (a))
-----------------------  -----------------------     --------------------     -------------------------------
 EQUITY COMPENSATION
  PLANS APPROVED BY            9,673,914(1)                  $1.31                      728,069(2)
   SECURITY HOLDERS

 EQUITY COMPENSATION
PLANS NOT APPROVED BY          1,632,833(4)                  $1.61                            0
   SECURITY HOLDERS
                        --------------------------- ------------------------ ----------------------------------
        TOTAL                 11,306,747                                                728,069(3)
                        =========================== ======================== ==================================
__________

(1) Includes 9,173,914 shares issuable upon exercise of options granted pursuant to the NTN Communications, Inc. 1995 Employee Stock Option Plan and 500,000 shares issuable upon exercise of options granted pursuant to the NTN Communications, Inc. 1996 Special Stock Option Plan.
(2) Remaining available for grant under the NTN Communications, Inc. 1995 Employee Stock Option Plan.
(3) Does not include 300,000 shares of Buzztime Entertainment, Inc. common stock available for grant under the Buzztime Entertainment, Inc. 2001 Incentive Stock Option Plan. To date, no options have been granted under the plan.
(4) The 1,632,833 shares issuable that are not pursuant to equity compensation plans approved by security holders are all pursuant to warrants granted in connection with consulting agreements with non-employees or to warrants associated with equity offerings. Warrants to purchase 514,000 shares were granted in 2003, 685,000 shares were granted in 2002 and 190,000 shares in 2001. The remainder of outstanding warrants were issued on or before 2000. As of December 31, 2003, the range of exercise prices and the weighted-average remaining contractual life of outstanding warrants was $0.50 to $3.75 and 4 years, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS

    On May 8, 2001, we entered into an advertising sales representative agreement with Baron Enterprises, Inc., a corporation wholly-owned and operated by Barry Bergsman, a member of our board of directors, pursuant to which Baron provided advertising sales representation services to us under the direction of the NTN Network's president and chief operating officer. For Baron's services under the advertising sales representative agreement, we granted Baron a three-year warrant to purchase 20,000 shares of Common Stock at an exercise price of $0.50 per share. The warrant vested and became exercisable as to 1/12 of the total shares on the last business day of each of the twelve months commencing April 2001, subject to Baron continuing to provide services to us. In addition, Baron received a commission in the amount of 35% of net advertising revenues received by the NTN Network from any advertising contract solicited by Baron. We paid to Baron a monthly recoverable cash advance against commissions to be earned in the amount of $5,000 per month, not to exceed an aggregate of $60,000 per year. The advertising sales representative agreement expired on

April 1, 2002. An amendment to the agreement was entered into in October 2002, to extend the contract to October 31, 2003, to reduce the rate of commission to 25% of net advertising revenues received by us and to include bartered advertising. In September, 2003, we entered into a three year agreement with Baron to negotiate on our behalf with a third party advertising representative. Baron was to receive commissions of 3% to 10% based upon the period of time over which the negotiated advertising would run and upon the related advertising revenue. No commissions have been paid to date to Baron for this third party work.

     In May 2002, Michael Fleming was appointed Chairman of the Board of our Buzztime subsidiary, after having served, since January 8, 2002, as an independent consultant. Pursuant to the consulting arrangement, Mr. Fleming provided general consulting services to us in connection with Buzztime's cable television initiatives. We paid Mr. Fleming approximately $2,000 per month for these consulting services. This arrangement was discontinued in September 2003.

    In January 2002, we entered into a consulting agreement with Robert Clasen, one of our directors, whereby Mr. Clasen provides consulting services to us with respect to Buzztime's cable television initiatives. We paid Mr. Clasen $2,000 per month for the services provided under the consulting agreement. The initial term of this agreement expired on December 31, 2002. We then continued the consulting relationship on a month to month basis through June 2003 when we mutually agreed to discontinue the arrangement.

INVESTMENT TRANSACTIONS

    In connection with the investment by Media General, Inc., we agreed to increase the size of our Board of Directors and appoint Neal F. Fondren, Vice President of Media General and President of Media General's Interactive Media Division to fill the board seat. Media General's ability to maintain that seat on our Board of Directors is subject to Media General retaining ownership of certain percentages of the shares they purchased. Media General also received preemptive rights to purchase on a pro rata basis any new securities that NTN or Buzztime may subsequently offer. The preemptive rights also are dependent upon Media General maintaining ownership of certain percentages of the shares they purchased.

    On January 15, 2003, we issued and sold 1,000,000 shares of restricted common stock along with fully vested warrants to purchase 500,000 shares of common stock at $1.15 per share, exercisable through January 15, 2008 through a private offering to Robert M. Bennett, one of our directors, at a price per share of $1.00 for an aggregate amount of $1.0 million. No commissions or placement agent fees were paid in connection with the offering.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has reviewed the advisability and acceptability of utilizing the Company's external auditor KPMG LLP, for non-audit services. In reviewing this area, the Committee focused on the ability of the external auditor to maintain independence. Based on input from management and a review of procedures established within the external audit firm, the Committee finds that it is both advisable and acceptable to employ the external auditor for certain limited non-audit services, from time-to-time. The Audit Committee reviews and approves all services to be provided by KPMG LLP before the firm is retained.

AUDIT FEES
Fees for the fiscal year 2003 audit and quarterly reviews aggregate an amount of $276,000, of which $48,000 was paid to KPMG, LLP as of December 31, 2003. Fees for the fiscal year 2002 audit and quarterly reviews aggregated $129,000, of which all has been paid. Fees included above related to audits of financial statements of acquired Companies in accordance with Rule 3-05 totaled $78,000 for 2003 and $0 for 2002.

AUDIT-RELATED FEES
Aggregate fees billed for all other services for fiscal year 2003 and 2002 were $0.

TAX FEES
Aggregated fees billed and paid for tax services for fiscal year 2003 were $0. Aggregated fees billed and paid for tax services for fiscal year 2002 were $0.

OTHER FEES
No fees were billed or paid for fiscal year 2003 or 2002 relating to other services. The Audit Committee has reviewed and approved the non-audit services provided by KPMG LLP.

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

        EXHIBITS. The following exhibits are filed as a part of this report:

EXHIBIT
  NO.                         DESCRIPTION

  3.1 -- Amended and Restated Certificate of Incorporation of the Company, as amended (4)

  3.2 -- Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (7)

  3.3 -- Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 22, 2000 (8)

  3.4 -- Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 24, 2000 (8)

  3.5    -- By-laws of the Company (2)

  3.6 -- Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 27, 2003 (16)

  4.1    -- Specimen Common Stock Certificate (10)

  4.2*   -- Stock Option Agreement, dated October 7, 1998, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (5)

  4.3*   -- Stock Option Agreement, dated October 7, 1999, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (6)

  4.4*   -- Stock Option Agreement, dated January 26, 2001, by and between
            NTN Communications, Inc. and Stanley B. Kinsey (12)

  4.5    -- Warrant Certificate issued January 13, 2003 by NTN
            Communications, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)

  4.6 -- NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Communications, Inc. and Media General, Inc. (18)

  4.7 -- Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)

  4.8 -- Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (18)

  4.9 -- Form of Common Stock Purchase Warrant issued to Roth Capital Partners (14)

  10.1   -- License Agreement with NTN Canada (3)

  10.2*  -- Employment Agreement, dated October 7, 1998, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (5)

  10.3 -- Subscription Agreement dated January 13, 2003 between NTN Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)

  10.4 -- Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003 (19)

  10.5 -- Securities Purchase Agreement dated May 5, 2003 by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)

  10.6 -- Placement Agency Agreement dated January 26, 2004 by and between Roth Capital Partners and NTN Communications, Inc. (14)

  10.7 -- Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology Co., Ltd. (9)

  10.8 -- Office Lease, dated July 17, 2000, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (11)

  10.9 -- Asset Purchase Agreement dated July 30, 2003 by and among NTN Software Solutions, Inc., NTN Communications, Inc., Breakaway International, Inc. and the Seller Shareholders (17)

  10.10 -- Asset Purchase Agreement dated December 15, 2003 by and among NTN Canada, Inc., NTN Communications, Inc., NTN Interactive Network, Inc. and Chell Group Corporation (15)

  14.0   -- Code of Ethics for Senior Financial Officers (13)

  21.1   -- Subsidiaries of Registrant (1)

  23.1   -- Consent of KPMG LLP (1)

  31     -- Certification of Officers pursuant to Rule 13a-14(a) (1)

  32     -- Certification of Officers pursuant to Rule 13a-14(b) (20)

__________

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

(7) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.

(8) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.

(9) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.

(10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.

(11) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000 and incorporated by reference.

(12) Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.

(13) Previously filed as an exhibit to NTN's Form 10-K dated March 31, 2003 and incorporated herein by reference.

(14) Previously filed as an exhibit to NTN's report on Form 8-K dated November 29, 2003 and incorporated herein by reference.

(15) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.

(16) Previously filed as an exhibit to NTN's Form 10-Q dated August 14, 2003 and incorporated herein by reference.

(17) Previously filed as an exhibit to NTN's report on Form 8-K dated November 29, 2003 and incorporated herein by reference.

(18) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.

(19) Previously filed as an exhibit to NTN's Form 10-Q dated May 15, 2003 and incorporated herein by reference.

(20)  Furnished concurrently herewith.

(b) Reports on Form 8-K.

On November 13, 2003, we filed a Current Report on Form 8-K (event date November 13, 2003) to report under Item 12. Results of Operations and Financial Condition. The information in such report shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NTN COMMUNICATIONS, INC.

                                           By: /s/ James B. Frakes
                                               ---------------------------------
                                               CHIEF FINANCIAL OFFICER

Dated: March 19, 2004

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

      SIGNATURE                          TITLE                        DATE
      ---------                          -----                        ----

/s/ STANLEY B. KINSEY         Chief Executive Officer and         March 19, 2004
------------------------      Chairman of the Board
    Stanley B. Kinsey

/s/ BARRY BERGSMAN            Director                            March 19, 2004
------------------------
    Barry Bergsman

/s/ ROBERT M. BENNETT         Director                            March 19, 2004
------------------------
    Robert M. Bennett

/s/ ESTHER L. RODRIGUEZ       Director                            March 19, 2004
------------------------
    Esther L. Rodriguez

/s/ GARY ARLEN                Director                            March 19, 2004
------------------------
    Gary Arlen

/s/ VINCENT A. CARRINO        Director                            March 19, 2004
------------------------
    Vincent A. Carrino

/s/ ROBERT B. CLASEN          Director                            March 19, 2004
------------------------
    Robert B. Clasen

/s/ NEAL FONDREN              Director                            March 19, 2004
------------------------
    Neal Fondren

/s/ MICHAEL FLEMING           Director                            March 19, 2004
------------------------
    Michael Fleming

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            PAGE
                                                                            ----

Independent Auditors' Report............................................... F-2

Consolidated Financial Statements:
   Consolidated Balance Sheets as December 31, 2002 and 2001............... F-3

Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001, and 2000........................................ F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000.................................. F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001, and 2000........................................ F-6

Notes to Consolidated Financial Statements................................. F-8

Financial Statement Schedule II-- Valuation and Qualifying Accounts........ F-32

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTN Communications, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       /S/ KPMG LLP

San Diego, California
March 15, 2004


                               NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 2003 AND 2002

ASSETS (Pledged)
                                                                              2003            2002
                                                                          -------------   -------------
Current Assets:
  Cash and cash equivalents ...........................................   $  2,503,000    $    577,000
  Restricted cash .....................................................             --         102,000
  Accounts receivable, net of allowance for doubtful
    accounts of $811,000 in 2003 and $437,000 in 2002 .................      2,324,000       2,013,000
  Inventory ...........................................................        404,000         241,000
  Investments available-for-sale ......................................        189,000         178,000
  Deposits on broadcast equipment .....................................         34,000              --
  Deferred costs ......................................................        493,000         492,000
  Prepaid expenses and other current assets ...........................        757,000         581,000
                                                                          -------------   -------------
         Total current assets .........................................      6,704,000       4,184,000

Broadcast equipment and fixed assets, net .............................      4,398,000       5,141,000
Software development costs, net of accumulated amortization
  of $689,000 in 2003 and $405,000 in 2002 ............................        676,000         591,000
Deferred costs ........................................................        505,000         370,000
Goodwill ..............................................................      3,490,000         231,000
Intangible assets .....................................................      4,800,000         267,000
Other assets ..........................................................         57,000          58,000
                                                                          -------------   -------------
         Total assets .................................................   $ 20,630,000    $ 10,842,000
                                                                          =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ....................................................   $    612,000    $    657,000
  Accrued expenses ....................................................      3,174,000       1,177,000
  Sales tax payable ...................................................        219,000         284,000
  Income taxes payable ................................................         39,000          30,000
  Obligations under capital leases - current portion ..................        165,000         184,000
  Revolving line of credit ............................................             --          89,000
  Equipment note payable - current portion ............................         46,000              --
  Deferred revenue ....................................................      1,478,000       1,199,000
  Deferred revenue-Buzztime ...........................................        206,000              --
                                                                          -------------   -------------
         Total current liabilities ....................................      5,939,000       3,620,000

Obligations under capital leases, excluding current portion ...........        181,000         199,000
Revolving line of credit ..............................................      1,000,000       2,250,000
Senior subordinated convertible notes .................................             --       1,997,000
Deferred revenue ......................................................        262,000         653,000
Other long-term liabilities ...........................................        184,000              --
                                                                          -------------   -------------
         Total liabilities ............................................      7,566,000       8,719,000
                                                                          -------------   -------------
Minority interest in consolidated subsidiary ..........................             --         643,000
                                                                          -------------   -------------
Commitments and contingencies

Shareholders' equity:
  Series A 10% cumulative convertible preferred stock, $.005 par value, 5,000,000 shares authorized; 161,000 shares
    issued and outstanding at December 31, 2003 and
    December 31, 2002 .................................................          1,000           1,000
  Common stock, $.005 par value, 84,000,000 shares authorized;
    48,623,000 and 39,381,000 shares issued and outstanding at
    December 31, 2003 and December 31, 2002 respectively ..............        242,000         196,000
  Additional paid-in capital ..........................................     95,239,000      81,211,000
  Accumulated deficit .................................................    (81,790,000)    (79,079,000)
  Accumulated other comprehensive loss ................................       (628,000)       (639,000)
  Treasury stock, at cost, 0 and 49,000 shares at
    December 31, 2003 and December 31, 2002, respectively .............             --        (210,000)
                                                                          -------------   -------------
         Total shareholders' equity ...................................     13,064,000       1,480,000
                                                                          -------------   -------------
         Total liabilities and shareholders' equity ...................   $ 20,630,000    $ 10,842,000
                                                                          =============   =============

                      See accompanying notes to consolidated financial statements

                                                  F-3

                                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                       2003            2002            2001
                                                                   -------------   -------------   -------------
Revenues:
  NTN Network revenues .........................................   $ 29,275,000    $ 25,465,000    $ 22,382,000
  Buzztime service revenues ....................................        196,000         128,000         159,000
  Other revenues ...............................................         18,000          17,000          18,000
                                                                   -------------   -------------   -------------
          Total revenues .......................................     29,489,000      25,610,000      22,559,000
                                                                   -------------   -------------   -------------

Operating expenses:
   Direct operating costs of services (includes depreciation
     of $2,800,000, $3,370,000 and $3,297,000 for 2003, 2002
     and 2001, respectively) ...................................     11,146,000       9,718,000       8,241,000
    Selling, general and administrative ........................     18,632,000      15,640,000      14,977,000
    Litigation, legal and professional fees ....................        831,000         540,000         463,000
    Depreciation and amortization ..............................      1,097,000       1,555,000       1,711,000
    Research and development ...................................        329,000          12,000         101,000
                                                                   -------------   -------------   -------------
          Total operating expenses .............................     32,035,000      27,465,000      25,493,000
                                                                   -------------   -------------   -------------
Operating loss .................................................     (2,546,000)     (1,855,000)     (2,934,000)
                                                                   -------------   -------------   -------------
Other income (expense):
  Interest income ..............................................          5,000           6,000          63,000
  Interest expense .............................................       (238,000)       (511,000)       (846,000)
  Debt conversion costs ........................................             --              --        (189,000)
  Gain on early extinguishment of debt .........................        105,000              --              --
  Other ........................................................             --              --         165,000
                                                                   -------------   -------------   -------------
          Total other income (expense) .........................       (128,000)       (505,000)       (807,000)
                                                                   -------------   -------------   -------------

          Loss before income taxes and minority
                interest in loss of consolidated subsidiary ....     (2,674,000)     (2,360,000)     (3,741,000)
Provision for income taxes .....................................        (47,000)        (41,000)             --
Minority interest in loss of consolidated ......................         10,000         212,000          85,000
                                                                   -------------   -------------   -------------
Net loss .......................................................   $ (2,711,000)   $ (2,189,000)   $ (3,656,000)
                                                                   =============   =============   =============
Net loss per common share - basic and diluted ..................   $      (0.06)   $      (0.06)   $      (0.10)
                                                                   =============   =============   =============
Weighted average shares outstanding-- basic and diluted ........     45,446,000      39,081,000      36,755,000
                                                                   =============   =============   =============

                           See accompanying notes to consolidated financial statements

                                                      F-4

                                         NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                          SERIES A
                                                                         CUMULATIVE
                                                                         CONVERTIBLE
                                                                          PREFERRED
                                                                            STOCK                     COMMON STOCK
                                                                ----------------------------  ----------------------------
                                                                   SHARES         AMOUNT          SHARES         AMOUNT
                                                                -------------  -------------  -------------  -------------
Balance, December 31, 2000 ..................................        161,000   $      1,000     36,046,000   $    179,000
  Convertible note payable converted to common
    stock ...................................................             --             --      1,639,000          8,000
  Issuance of stock for exercise of warrants and
    options .................................................             --             --        104,000          1,000
  Issuance of stock in lieu of interest .....................             --             --        418,000          2,000
  Issuance of stock in lieu of dividends ....................             --             --         24,000             --
  Issuance of stock in payment of accrued board
    compensation ............................................             --             --             --             --
  Issuance of stock in private placement, net of
    issuance costs ..........................................             --             --        396,000          2,000
  Stock-based compensation ..................................             --             --             --             --
  Unrealized holding loss on investments
    available-for-sale ......................................             --             --             --             --
  Net loss ..................................................             --             --             --             --
                                                                -------------  -------------  -------------  -------------
Balance, December 31, 2001 ..................................        161,000   $      1,000     38,627,000   $    192,000
  Issuance of stock for exercise of warrants and
    options .................................................             --             --        191,000          1,000
  Issuance of stock in lieu of interest .....................             --             --        185,000          1,000
  Issuance of stock in lieu of dividends ....................             --             --         14,000             --
  Issuance of stock in payment of accrued board
    compensation ............................................             --             --             --             --
  Issuance of stock for acquisitions ........................             --             --        364,000          2,000
  Stock-based compensation ..................................             --             --             --             --
  Unrealized holding gain on investments
    available-for-sale ......................................             --             --             --             --
  Net loss ..................................................             --             --             --             --
                                                                -------------  -------------  -------------  -------------
Balance, December 31, 2002 ..................................        161,000   $      1,000     39,381,000   $    196,000
  Issuance of stock for exercise of warrants
     and options ............................................             --             --      1,414,000          7,000
  Issuance of stock in lieu of interest .....................             --             --         55,000             --
  Issuance of stock in lieu of dividends ....................             --             --          6,000             --
  Issuance of stock in payment of accrued board
    compensation ............................................             --             --             --             --
  Issuance of stock for acquisitions ........................             --             --      1,531,000          8,000
  Convertible note payable converted to common
    stock ...................................................             --             --      1,569,000          8,000
  Issuance of stock in private placement, net of
    issuance costs ..........................................             --             --      3,667,000         18,000
  Conversion of Buzztime preferred series A to
    NTN common stock ........................................             --             --      1,000,000          5,000
  Stock-based compensation ..................................             --             --             --             --
  Unrealized holding gain on investments
    available for sale ......................................             --             --             --             --
  Net loss ..................................................             --             --             --             --
                                                                -------------  -------------  -------------  -------------
Balance, December 31, 2003 ..................................        161,000   $      1,000     48,623,000   $    242,000
                                                                =============  =============  =============  =============

continued on next page:

                                                           F-5a

continued from above:

                                              NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                         ACCUMULATED
                                                         ADDITIONAL                        OTHER
                                                           PAID-IN       ACCUMULATED    COMPREHENSIVE     TREASURY
                                                           CAPITAL         DEFICIT          LOSS            STOCK          TOTAL
                                                        -------------   -------------   -------------   -------------  -------------
Balance, December 31, 2000 ..........................   $ 78,153,000    $(73,234,000)   $   (545,000)   $   (472,000)  $  4,082,000
  Convertible Note Payable converted to common
    stock ...........................................      2,137,000              --              --              --      2,145,000
  Issuance of stock for exercise of warrants and
    options .........................................         92,000              --              --              --         93,000
  Issuance of stock in lieu of interest .............        198,000              --              --              --        200,000
  Issuance of stock in lieu of dividends ............             --              --              --              --             --
  Issuance of stock in payment of accrued board
    compensation ....................................        (71,000)             --              --          84,000         13,000
  Issuance of stock in private placement, net of
    issuance costs ..................................         11,000              --              --              --         13,000
  Stock-based compensation ..........................        119,000              --              --              --        119,000
  Unrealized holding loss on investments
    available-for-sale ..............................             --              --         (98,000)             --        (98,000)
  Net loss ..........................................             --      (3,656,000)             --              --     (3,656,000)
                                                        -------------   -------------   -------------   -------------  -------------
Balance, December 31, 2001 ..........................   $ 80,639,000    $(76,890,000)   $   (643,000)   $   (388,000)  $  2,911,000
  Issuance of stock for exercise of warrants and
    options .........................................        134,000              --              --              --        135,000
  Issuance of stock in lieu of interest .............        159,000              --              --              --        160,000
  Issuance of stock in lieu of dividends ............             --              --              --              --             --
  Issuance of stock in payment of accrued board
    compensation ....................................       (135,000)             --              --         178,000         43,000
  Issuance of stock for acquisitions ................        318,000              --              --              --        320,000
  Stock-based compensation ..........................         96,000              --              --              --         96,000
  Unrealized holding gain on investments
    available-for-sale ..............................             --              --           4,000              --          4,000
  Net loss ..........................................             --      (2,189,000)             --              --     (2,189,000)
                                                        -------------   -------------   -------------   -------------  -------------
Balance, December 31, 2002 ..........................   $ 81,211,000    $(79,079,000)   $   (639,000)   $   (210,000)  $  1,480,000
  Issuance of stock for exercise of warrants
    and options .....................................      1,836,000              --              --              --      1,843,000
  Issuance of stock in lieu of interest .............         54,000              --              --              --         54,000
  Issuance of stock in lieu of dividends ............             --              --              --              --             --
  Issuance of stock in payment of accrued board
    compensation ....................................       (156,000)             --              --         210,000         54,000
  Issuance of stock for acquisitions ................      4,028,000              --              --              --      4,036,000
  Convertible note payable converted to common
    stock ...........................................      1,992,000              --              --              --      2,000,000
  Issuance of stock in private placement, net of
    issuance costs ..................................      5,451,000              --              --              --      5,469,000
  Conversion of Buzztime preferred series A to
    NTN common stock ................................        591,000              --              --              --        596,000
  Stock-based compensation ..........................        232,000              --              --              --        232,000
  Unrealized holding gain on investments
    available for sale ..............................             --              --          11,000              --         11,000
  Net loss ..........................................             --      (2,711,000)             --              --     (2,711,000)
                                                        -------------   -------------   -------------   -------------  -------------
Balance, December 31, 2003 ..........................   $ 95,239,000    $(81,790,000)   $   (628,000)   $         --   $ 13,064,000
                                                        =============   =============   =============   =============  =============

                                     See accompanying notes to consolidated financial statements

                                                                F-5b

                                 NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                   2003           2002            2001
                                                              -------------   -------------   -------------
Cash flows provided by operating activities:
  Net loss ................................................   $ (2,711,000)   $ (2,189,000)   $ (3,656,000)
  Adjustments to reconcile net loss to net cash provided by
    operating activities (net of effects of acquisitions):
     Depreciation and amortization ........................      3,897,000       4,925,000       5,008,000
     Provision for doubtful accounts ......................        243,000         529,000         767,000
     Gain on settlement of debt ...........................             --              --        (146,000)
     Debt conversion costs ................................             --              --         189,000
     Gain on early extinguishment of debt .................       (105,000)             --              --
     (Gain) loss from disposition of equipment and sale
       of available-for-sale investments, net .............         81,000         (52,000)        221,000
     Stock-based compensation charges .....................        232,000          96,000         119,000
     Non-cash interest expense ............................         14,000         160,000         170,000
     Accreted interest expense ............................          3,000          39,000          80,000
     Minority interest in loss of subsidiary ..............        (10,000)       (212,000)        (85,000)
     Changes in assets and liabilities:
       Restricted cash ....................................        102,000          (8,000)        108,000
       Accounts receivable ................................       (536,000)     (1,010,000)       (454,000)
       Inventory ..........................................       (128,000)       (152,000)             --
       Prepaid expenses and other assets ..................       (128,000)        (88,000)        (29,000)
       Accounts payable and accrued expenses ..............        764,000        (108,000)       (567,000)
       Income taxes payable ...............................          9,000          41,000              --
       Deferred revenue and deferred costs ................       (629,000)       (840,000)       (243,000)
                                                              -------------   -------------   -------------
          Net cash provided by operating
            activities ....................................      1,098,000       1,131,000       1,482,000
                                                              -------------   -------------   -------------
Cash flows used in investing activities:
  Capital expenditures ....................................     (1,664,000)     (1,284,000)       (947,000)
  Software development expenditures .......................       (371,000)       (234,000)       (324,000)
  Deposits on broadcast equipment .........................        (34,000)         69,000          43,000
  Acquisition of businesses, net of cash acquired..........       (892,000)       (102,000)             --
                                                              -------------   -------------   -------------
          Net cash used in investing
            activities ....................................     (2,961,000)     (1,551,000)     (1,228,000)
                                                              -------------   -------------   -------------
Cash flows provided by (used in) financing activities:
  Principal payments on capital leases ....................       (216,000)       (222,000)       (576,000)
  Borrowings from revolving line of credit ................     16,631,000      24,614,000      20,694,000
  Principal payments on note payable and revolving line
     of credit ............................................    (18,181,000)    (24,826,000)    (22,159,000)
  Proceeds from issuance of common stock and
     preferred stock, net of issuance costs ...............      3,712,000              --         802,000
  Proceeds from exercise of warrants and options ..........      1,843,000         135,000          93,000
                                                              -------------   -------------   -------------
          Net cash provided by (used in) financing
            activities ....................................      3,789,000        (299,000)     (1,146,000)
                                                              -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents ......      1,926,000        (719,000)       (892,000)
Cash and cash equivalents at beginning of year ............        577,000       1,296,000       2,188,000
                                                              -------------   -------------   -------------
Cash and cash equivalents at end of year ..................   $  2,503,000    $    577,000    $  1,296,000
                                                              =============   =============   =============

                                                    F-6

                                  NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                             FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                      2003            2002          2001
                                                                   ------------   ------------   ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest ..................................................   $   223,000    $   313,000    $   559,000
                                                                   ============   ============   ============
     Income taxes ..............................................   $    38,000    $    11,000    $        --
                                                                   ============   ============   ============
Supplemental disclosure of non-cash investing and
  financing activities:
  Issuance of common stock in payment of interest ..............   $    54,000    $   160,000    $   200,000
                                                                   ============   ============   ============
  Issuance of treasury stock in payment of board
     compensation ..............................................   $    54,000    $    43,000    $    13,000
                                                                   ============   ============   ============
  Equipment acquired under capital leases ......................   $   744,000    $   327,000    $   192,000
                                                                   ============   ============   ============
  Convertible notes exchanged for common stock .................   $ 2,000,000    $        --    $ 2,000,000
                                                                   ============   ============   ============
  Conversion of Buzztime preferred series A into common stock ..   $   596,000    $        --    $        --
                                                                   ============   ============   ============
  Unrealized holding gain/(loss) on investments
     available for sale ........................................   $    11,000    $     4,000    $   (98,000)
                                                                   ============   ============   ============
  Issuance of common stock for licensed technology .............   $ 1,720,000    $        --    $        --
                                                                   ============   ============   ============
Supplemental non-cash disclosure of acquisition of businesses:
   Accounts receivable (net) ...................................   $    18,000    $   121,000             --
   Inventory ...................................................        35,000         89,000             --
   Prepaid expenses ............................................        50,000             --             --
   Fixed assets ................................................       151,000         38,000             --
   Goodwill and intangibles ....................................     6,301,000        521,000             --
   Accounts payable and accrued liabilities ....................    (1,155,000)      (244,000)            --
   Deferred revenue ............................................      (587,000)       (31,000)            --
   Capital lease obligations ...................................       (44,000)            --             --
   Line of credit ..............................................            --        (72,000)            --
   Common stock issued .........................................    (4,036,000)      (320,000)            --

                         See accompanying notes to consolidated financial statements

                                                     F-7

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    We develop and distribute interactive communications and entertainment products for the home and for the hospitality industry. Our reportable segments have been determined based on the nature of the services offered to customers, which include the Buzztime segment, the NTN Interactive Television Network ("NTN iTV Network"), NTN Wireless and NTN Software Solutions segments, which combine to form the NTN Hospitality Technologies division. NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry. Additional revenue is derived from advertising sold for distribution via the interactive entertainment service, from its wireless business with restaurant on-site paging systems, stored-value gift cards and loyalty programs and electronic data-managed comment cards and from its hardware and software enterprise solutions. Buzztime, our wholly-owned subsidiary formed in December 1999, owns the exclusive rights to one of the largest known digital trivia game show libraries and many unique "TV Play-along" sports games. Buzztime's mission is to deploy our interactive games in the home through digital cable television.

BASIS OF ACCOUNTING PRESENTATION

    The consolidated financial statements include the accounts of NTN and its wholly owned subsidiaries, IWN Inc. (IWN), IWN, L.P., Buzztime, NTN Canada, Inc., NTN Software Solutions, Inc. and NTN Wireless Communications, Inc. (collectively NTN or the Company). IWN and IWN, L.P. are dormant subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, references to "NTN", "we", "us" and "our" include NTN and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, financing operations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

    o We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on Staff Accounting Bulletin No. 104, we amortize these amounts over an estimated three-year average life of a customer relationship. If a significant number of our customers leave us before the estimated life of each customer is attained, amortization of those deferred costs and revenues would accelerate, which would result in net incremental revenue.

    o We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of our handheld, wireless Playmaker(R)devices and computer servers located at our customer sites. The Playmakers are depreciated over a four-year life and the servers over a three-year life. The depreciable life of these assets was determined based upon their estimated useful life which considers anticipated technology changes. If our Playmakers and servers turn out to have a longer life, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

    o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is determined based on reserving for all customers that have terminated our service. We also closely monitor all accounts over 90 days past due and reserve for estimated uncollectible accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

    We do not have any of the following:

    o   Off-balance sheet arrangements

    o Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

    o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in NOTE 15 - RELATED PARTIES or in NOTE18 -- SUBSEQUENT EVENTS or which are so non-material to fall below the materiality threshold of such item.

CASH AND CASH EQUIVALENTS

    For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2003 and 2002 consist primarily of money market accounts.

INVENTORY

    Inventory consists of wireless paging equipment and computer hardware and is stated at the lower of cost (first-in, first-out basis) or market.

BROADCAST EQUIPMENT AND FIXED ASSETS

    Broadcast equipment and fixed assets are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets (three to seven years). Depreciation of broadcast equipment is computed using the straight-line method over the estimated useful lives of the assets (two to four years). Amortization of fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period, and is included in depreciation expense.

REVENUE RECOGNITION

    We recognize revenue from three sources: NTN Hospitality Technologies division revenues, Buzztime service revenues, and other sources. Revenue is not recognized until collectibility of fees is reasonably assured. To the extent our arrangements contain multiple deliverables; we evaluate the criteria in EITF Issue No. 00-21 to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting the delivered items in an arrangement must have stand alone value to the customer and there must be objective and reliable evidence of fair value for any undelivered elements. Our arrangements for the transmission of the NTN iTV Network contain two deliverables; the installation of our equipment for which we receive an upfront fee, and the transmission of our network content for which we receive monthly broadcast fees. As the installation deliverable does not have stand alone value to the customer, it does not represent a separate unit of accounting and therefore all installation fees received are deferred and recognized as revenue on a straight-line basis of 36 months, the estimated life of the customer relationship. Installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets. In addition, the direct expenses of the installation, setup and training are deferred and amortized on a straight-line basis over 36 months and are classified as deferred costs on the accompanying consolidated balance sheets.

    NTN iTV Network broadcast revenue is generated primarily from distributing content and advertising. Revenues generated from transmitting content to subscriber locations is recognized ratably over the contract term as the content is broadcast 17 hours a day/seven days a week. Consistent with the terms of advertising agreements, advertising is aired a specified number of times per hour everyday and therefore, revenues are recognized ratable over the contract term. Included in NTN Network revenues are amounts earned under a previous license agreement with our Canadian licensee, which operated approximately 400 hospitality locations. Revenue under this license agreement was recognized on a monthly basis as broadcast content was aired similar to NTN Network revenue. We acquired the operations of our Canadian licensee on December 15, 2003 (see
Note 14 - Acquisitions).

    Revenues from NTN Wireless consist primarily of sales of wireless paging equipment. Wireless paging equipment revenue is recognized upon the shipment of equipment to the customer.

    Revenues from Software Solutions are recognized in accordance with Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", as amended. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer's location, the fee is fixed or determinable and collection is probable, provided that vendor specific evidence exists for any undelivered elements, namely annual support and maintenance. Along with the basic software license, our customers are provided post contract support (PCS) for an additional fee, which is based on a stipulated percentage of the license fee. PCS consists of technical support as well as unspecified software upgrades and releases when and if made available by us during the term of the support period. In order to continue to use the licensed software, our customers are required to annually renew the PCS contracts. As vendor specific objective evidence does not exist for this PCS, we recognize the entire arrangement fee (license fee and PCS) on a straight-line basis over the term of the contract.

    If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If an arrangement provides allows for customer acceptance, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

    Additionally, we provide consulting and training services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services are generally recognized as the services are performed.

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

    We capitalize web site development costs in accordance with Emerging Issues Task Force Issue No. 00-02, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS. Costs incurred during the planning and operating stages are expensed as incurred while costs incurred during the web site application and infrastructure development stage are capitalized and amortized on a straight-line basis over their expected useful life of three years. These costs are included in software development costs on the accompanying consolidated balance sheets.

    Amortization expense for software development costs was $284,000, $232,000 and $141,000 in 2003, 2002 and 2001, respectively.

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

    The per share weighted-average fair value of stock options granted during 2003, 2002 and 2001 was $1.106, $0.95 and $0.78, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 - dividend yield of 0%, risk-free interest rate of 2.858%, expected volatility of 113.17%, and expected life of 4.58 years, and 2002 -- dividend yield of 0%, risk-free interest rate of 4.05%, expected volatility of 123%, and expected life of 4.6 years; and 2001 -- dividend yield of 0%, risk-free interest rate of 4.50%, expected volatility of 131% and expected life of 4 years. In compliance with APB No. 25, NTN expensed $6,000, $6,000 and $104,000 in 2003, 2002, and
2001, respectively, associated with the grants of 600,000 options in 1999 below market value pursuant to the Option Plan. No options were granted below market value in 2003, 2002 and 2001 pursuant to the Option Plan.

    We apply APB Opinion No. 25 and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized in the consolidated financial statements for the issuance of options to employees pursuant to the Special Plan and the Option Plan unless the grants were issued with exercise prices below market value. Had compensation cost related to employees for our stock-based compensation plans been determined consistent with SFAS No. 123 as amended by SFAS No. 148, our net loss and net loss per share applicable to common stock would have been increased to the pro forma amounts indicated below.

                                                                              2003            2002           2001
                                                                           ------------   ------------   ------------
   Net loss                  As reported................................   $ 2,711,000    $ 2,189,000    $ 3,656,000
                             Add: stock-based employee compensation
                                 expense included in reported net
                                 loss, net of related tax effects.......        (6,000)        (6,000)      (104,000)
                             Deduct: stock-based employee compensation
                                 expense, net of related tax effects....     1,284,000      1,203,000      1,475,000
                                                                           ------------   ------------   ------------
                             Pro forma..................................   $ 3,989,000    $ 3,386,000    $ 5,027,000
   Basic and diluted net                                                   ============   ============   ============
   loss per share            As reported................................   $      0.06    $      0.06    $      0.10
                             Pro forma..................................   $      0.09    $      0.09    $      0.14

    We account for options and warrants issued to non-employees in exchange for services in accordance with SFAS No. 123 and EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. We estimate the fair value of options and warrants using the Black-Scholes option-pricing model. For agreements which require the achievement of specific performance criteria be met in order for the options or warrants to vest, the measurement date is the date at which the specific performance criteria are met. Prior to the measurement date, options and warrants subject to vesting based on the achievement of specific performance criteria that, based on different possible outcomes, result in a range of aggregate fair values are measured at each financial reporting period at their lowest aggregate then-current fair value, while options and warrants which vest over the service period or at completion of the service period are measured at each financial reporting period at their then-current fair value, for purposes of recognition of costs during those periods. For agreements which provide for services to be rendered without the requirement of specific performance criteria, the company measures the fair value of the options and warrants at the earlier of the date the services are completed or the date the options and warrants vest and are non-forfeitable. Generally, services are not rendered prior to the grant date and the related agreements do not contain performance commitments. Accordingly, the measurement date for compensation expense occurs subsequent to the grant date. From the grant date to the measurement date, compensation expense is estimated at each financial reporting period and is recorded over the service period. The unvested options and warrants continue to be remeasured at each financial reporting period until they vest or until the services are completed. For agreements which provide options and warrants for services already rendered, the options and warrants immediately vest and the measurement date is the date of grant. Modifications that increase the fair value of the warrants are treated as an exchange of the original warrant for a new one. Additional compensation expense related to modifications, if any, is recorded over the remaining service period.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Amortization expense for intangible assets was $406,000, $104,000 and $15,000 in 2003, 2002 and 2001, respectively.

    As of December 31, 2003 intangible assets were comprised of the following:

                                                       ACCUMULATED
                                             COST      AMORTIZATION      NET
                                          ----------    ----------    ----------
    Customer relationships ...........    $1,980,000    $  172,000    $1,808,000
    License agreements ...............     1,761,000       126,000     1,635,000
    Developed technology .............       973,000        56,000       917,000
    Trivia database ..................       345,000         1,000       344,000
    Non-competition agreements .......        30,000         4,000        26,000
    Employment agreements ............       140,000       123,000        17,000
    Trademarks .......................       149,000        96,000        52,000
                                          ----------    ----------    ----------
             Total ...................    $5,378,000    $  578,000    $4,800,000
                                          ==========    ==========    ==========

    As of December 31, 2002 intangible assets were comprised of the following:

                                                       ACCUMULATED
                                             COST      AMORTIZATION      NET
                                          ----------    ----------    ----------
    Customer relationships............    $  150,000    $   37,000    $  113,000
    Employment agreements.............       140,000        53,000        87,000
    Trademarks........................       149,000        82,000        67,000
                                          ----------    ----------    ----------
             Total....................    $  439,000    $  172,000    $  267,000
                                          ==========    ==========    ==========

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

INVESTMENTS AVAILABLE-FOR-SALE

    Investment securities consist of equity securities, which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value and unrealized holding gains and losses are excluded from earnings and are reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. Any resulting impairment is charged to operations and a new cost basis for the security is established.

    The one investment available-for-sale that we hold is a 2,518,260 share investment in our Australian licensee, eBet Limited (eBet - an Australian gaming technology corporation). Our cost basis in the eBet shares is AUD $0.50 per share. Our initial investment in 1999 was for 4,000,000 shares and at various points in 2000, we sold 1,481,740 eBet shares, leaving our existing holding of 2,518,260 shares, which represents approximately 1.6% of eBet's current shares outstanding

    eBet's stock price has traded below our AUD $0.50 cost since September 2000. At December 31, 2003, their stock traded at AUD $0.10, which when combined with the AUD/US$ exchange rate represented an unrealized loss of approximately US $628,000, which is recorded as accumulated other comprehensive loss.

    We have tracked eBet's performance since 1999 and remain in contact with their management team. We believe that eBet's stock fell late in 2000 along with many internet technology companies in the worldwide post-internet "bubble." We believe that the impairment of our investment in eBet is temporary in nature for several reasons, including:

        1. They completed an acquisition of one of their competitors in November 2002 and subsequently raised AUD$7 million to finance the combined company. This acquisition increased both their technology and revenues.

        2. eBet's continuing business operations achieved profitability for the first time ever in their first half year ended December 31, 2003. eBet's management has also publicly forecasted that they will record their first profitable year for the current year ending June 30, 2004.

        3. eBet achieved profitable operations based on only a 10% penetration of their gaming systems sales in their home state of New South Wales coupled with sales into the state of Queensland, Australia and in New Zealand. We believe this low level of market penetration in the growing Australian gaming market represents significant upside to their future revenues in their home market, which should ultimately translate into a higher stock price.

        4. eBet has made progress in its plans for entry into the US gaming market where it intends to expand its product offering and vary its business model to include participation options for casino operators. In line with this, eBet management disclosed in March 2004 that it has entered into an exclusive licensing agreement with TAB Limited (ASX: TAB) ("TAB") to exploit Tab's wide-area linked jackpot brands.

            The agreement, which has an initial 5-year term, provides eBet with exclusive rights to exploit the brands, trade marks and associated material and images in Native American casinos for supplying, installing and operating gaming systems, software and games for electronic gaming machines, including the operation of wide-area linked jackpot systems such as those operated by Tab in Australia. In a public release on the Australian Sock Exchange dated March 11, 2004, eBet management stated that while the timing and financial impact of the eBet's move into the US remained subject to market conditions and acceptance, they believe that it will present a unique product offering and business proposition in the US that will have strong market appeal.

    We believe that the combination of eBet's recent emergence into profitability, low but growing penetration of their core markets and their U.S. opportunities provide evidence that the impairment is not other than temporary in nature. However, we continue to track eBet's performance and if further penetration of their home market and/or the U.S. casino market does not materialize over the remainder of 2004, then we may determine that our investment is not "other-than-temporarily impaired."

FAIR VALUE OF FINANCIAL INSTRUMENTS

    We believe that the fair value of financial instruments approximate their carrying value. The following methods and assumptions were used to estimate the fair value of financial instruments:

    The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying value of the revolving line of credit approximates its fair value because the interest rate is indexed by current market rates, and the other terms are comparable to those currently available in the market place. The carrying value of the convertible notes approximates its fair value because the interest rate and other terms are comparable to rates currently available in the market.

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

RESEARCH AND DEVELOPMENT AND ADVERTISING

    Research and development costs and marketing-related advertising costs are expensed as incurred. Research and development costs amounted to $329,000, $12,000 and $101,000 in 2003, 2002 and 2001, respectively. Marketing-related advertising costs amounted to $1,316,000, $1,065,000 and $939,000 in 2003, 2002
and 2001, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

CONCENTRATION OF CREDIT RISK

    We provide services to group viewing locations, generally restaurants, sports bars and lounges throughout the United States. In addition, we licensed our technology and products to licensees outside of the United States. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different industries and geographies. We perform ongoing credit evaluations of our customers and generally require no collateral. We maintain an allowance for doubtful accounts to provide for credit losses.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

    We compute basic and diluted earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in our earnings. Options, warrants, convertible preferred stock and convertible notes representing approximately 11,453,000, 12,435,000 and 12,199,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2003, 2002 and 2001, respectively, as their effect is anti-dilutive.

RECLASSIFICATIONS

    We have reclassified certain items in the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. Statement 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted Statement 145 effective January 1, 2003 which did not have a material impact on our financial position or results of operations.

    In July 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES ("SFAS No. 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 nullifies EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The adoption of this statement did not have a material effect on our financial statements.

    In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND A RESCISSION OF FASB INTERPRETATION NO. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. To date, we have not entered into any guarantees.

    In December 2003, the FASB issued FIN 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES (VIE'S). This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The unmodified provisions of the Interpretation to special-purpose entities must be applied by the end of the first reporting period ending after December 15, 2003. The revised Interpretation must be applied to all entities that are not special-purpose entities by the end of the first reporting period beginning after December 15, 2003. The adoption of this Interpretation is not expected to have a material effect on our financial statements.

    In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The adoption of this Interpretation did not have a material effect on our financial statements.

    In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS WITH BOTH LIABILITIES AND EQUITY. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The effective date for certain provisions of SFAS No. 150 has been deferred indefinitely for specified mandatorily redeemable non-controlling interests. The adoption of this statement is not expected to have a material effect on our financial statements.

 (2) BROADCAST EQUIPMENT AND FIXED ASSETS

    Broadcast equipment and fixed assets are recorded at cost and consist of the following:

                                                        2003            2002
                                                    -------------  -------------
   Broadcast equipment ..........................   $ 11,531,000   $ 10,292,000
   Furniture and fixtures .......................        727,000        590,000
   Machinery and equipment ......................      9,131,000      8,339,000
   Leasehold improvements .......................        898,000        861,000
   Equipment under capital lease:
     Broadcast equipment ........................      1,462,000      1,683,000
     Machinery and equipment ....................      1,715,000      1,594,000
     Other equipment ............................         22,000         21,000
                                                    -------------  -------------
                                                      25,486,000     23,380,000
   Accumulated depreciation and amortization ....    (21,088,000)   (18,239,000)
                                                    -------------  -------------
                                                    $  4,398,000   $  5,141,000
                                                    =============  =============

(3) COMMON STOCK OPTIONS AND WARRANTS

OPTIONS

    We have two active stock option plans. The 1995 Employee Stock Option Plan (the "Option Plan") was approved by our shareholders in 1995 and was subsequently amended. Under the Option Plan, options for the purchase of our common stock may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except, the Board of Directors, at its discretion, can authorize acceleration of vesting periods. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan as of December 31, 2003 is 10,248,206.

    In addition, we have issued options pursuant to a Special Stock Option Plan ("Special Plan"). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares issued and outstanding under the Special Plan as of December 31, 2003 is 500,000.

    On May 31, 2001, Buzztime adopted an incentive stock option plan. Pursuant to the option plan, Buzztime may grant options to purchase Buzztime common stock, subject to applicable share limits, upon terms and conditions specified in the plan. To date, no options have been granted under the plan.

    A summary of stock option activity during 2003, 2002 and 2001 is as follows:

                                                    SPECIAL PLAN                      OPTION PLAN
                                             ---------------------------     ----------------------------
                                                         WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                             SHARES       EXERCISE PRICE     SHARES        EXERCISE PRICE
                                             ------       --------------     ------        --------------
    OUTSTANDING DECEMBER 31, 2000....        704,000            2.81        6,709,000            1.69
      Granted........................             --             --         2,141,000            0.78
      Exercised......................             --             --           (17,000)           0.63
      Cancelled......................       (100,000)            --        (1,365,000)           1.83
                                           ----------        --------     ------------       ---------
    OUTSTANDING DECEMBER 31, 2001....        604,000            2.81        7,468,000            1.40
      Granted........................             --             --         1,096,000            0.93
      Exercised......................             --             --          (191,000)           0.70
      Cancelled......................       (104,000)           2.81         (661,000)           2.54
                                           ----------        --------     ------------       ---------
    OUTSTANDING DECEMBER 31, 2002....        500,000            2.81        7,712,000            1.26
      Granted........................             --             --         2,311,000            1.43
      Exercised......................             --             --          (643,000)           1.14
      Cancelled......................             --             --          (206,000)           1.18
                                           ----------        --------     ------------       ---------
    OUTSTANDING AS OF DECEMBER 31,
      2003...........................        500,000          $ 2.81        9,174,000          $ 1.31
                                           ==========        ========     ============       =========

    A summary of options outstanding and exercisable by exercise price range at December 31, 2003 is as follows:

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                      -------------------------------------------------     ------------------------------
                                    WEIGHTED AVERAGE
       RANGE OF         NUMBER         REMAINING        WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
    EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
    ---------------   -----------   ----------------     --------------     -----------     --------------
       Special Plan:
               $2.81     500,000       3 years              $ 2.81             500,000           $ 2.81
                      ==========                                            ==========
        Option Plan:
         $0.45-$1.50   6,907,000       7 years              $ 0.92           4,611,000           $ 0.88
         $1.51-$3.00   2,156,000       6 years              $ 2.46           1,569,000           $ 2.53
         $3.01-$6.38     111,000       4 years              $ 3.54              93,000           $ 3.54
                      ----------                                            ----------
                       9,174,000                                             6,273,000
                      ==========                                            ==========

WARRANTS

    In 2003, 2002 and 2001, we granted 514,000, 685,000 and 190,000 warrants to non-employees. We expensed $226,000, $90,000 and $15,000 in 2003, 2002 and 2001,
respectively, associated with the grant of these warrants.

    The following summarizes warrant activity during 2003, 2002 and 2001:

                                               OUTSTANDING   WEIGHTED AVERAGE
                                                 WARRANTS     EXERCISE PRICES
                                                 --------     ---------------
    DECEMBER 31, 2000......................     2,002,000         $  1.94
      Granted..............................       190,000            0.72
      Exercised............................       (87,000)           0.96
      Canceled.............................      (316,000)           0.96
                                               -----------        --------
    DECEMBER 31, 2001......................     1,789,000            2.03
      Granted..............................       685,000            0.98
      Exercised............................             --            --
      Canceled.............................      (412,000)           2.05
                                               -----------        --------
    DECEMBER 31, 2002......................     2,062,000            1.68
      Granted..............................       514,000            1.15
      Exercised............................      (771,000)           1.46
      Canceled.............................       (25,000)           2.38
                                               -----------        --------
    DECEMBER 31, 2003......................     1,780,000          $ 1.61
                                               ===========        ========
    BALANCE EXERCISABLE AT DECEMBER 31, 2003    1,633,000          $ 1.67
                                               ===========        ========

    At December 31, 2003, the range of exercise prices and the weighted-average remaining contractual life of outstanding warrants was $0.50 to $3.75 and 4 years, respectively. The table above does not include warrants issued to S-A to obtain an additional 159,236 shares of Buzztime's Series A Convertible Preferred Stock (the "S-A Warrants"). The S-A warrants vest in 10% increments as cable system operators sign on for the Buzztime channel. The exercise price of the S-A warrants is $1.57 per share. Based on the two Buzztime deployments with SusCom, 20% of the warrants vested during 2003.

(4) CUMULATIVE CONVERTIBLE PREFERRED STOCK

    We have authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated are a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock").

    At December 31, 2003 and 2002, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2003, 2002 and 2001, we issued approximately 6,000, 14,000 and 24,000 common shares, respectively, for payment of dividends. At December 31, 2003, the cumulative unpaid dividends for the Series A Preferred Stock was approximately $2,200.

    The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of our common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. During 2003, 2002 and 2001, there were no conversions. There are no mandatory conversion terms or dates associated with the Series A Preferred Stock.

(5) RETIREMENT AND SAVINGS PLANS

    During 1994, we established a defined contribution plan which is organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least one month of service and have reached age 21 to defer up to 20% of their pay on a pre-tax basis. In 2002, we amended the plan to permit employees who have reached age 18 to defer up to 50% of their pay on a pre-tax basis. We may at our discretion contribute to the plan. For the years ended December 31, 2003, 2002 and 2001, we made no such contributions.

(6) INCOME TAXES

    For each of the years ended December 31, 2003, 2002 and 2001, there was no provision for current or deferred federal income taxes. Current tax provisions of $47,000 and $41,000 were recorded for the years ended December 31, 2003 and 2002, respectively, for state taxes. No tax provision was recorded for state taxes for the year ended December 31, 2001. The components that comprise deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                                      2003              2002
                                                  -------------    -------------
Deferred tax assets:
  NOL carryforwards ..........................    $ 20,515,000     $ 20,424,000
  Legal and litigation accruals ..............          45,000           13,000
  Allowance for doubtful accounts ............         536,000          276,000
  Compensation and vacation accrual ..........         258,000          151,000
  Operating accruals .........................         548,000          460,000
  Allowance for equipment obsolescence .......          21,000               --
  Deferred revenue ...........................          34,000          343,000
  Research and experimentation credit ........         186,000          186,000
  Amortization ...............................         183,000          122,000
  Depreciation ...............................       1,220,000        1,288,000
  Charitable contributions ...................           1,000            2,000
                                                  -------------    -------------
          Total gross deferred tax assets ....      23,547,000       23,265,000
Valuation allowance ..........................     (22,909,000)     (23,029,000)
                                                  -------------    -------------
          Deferred tax assets ................         638,000          236,000
                                                  -------------    -------------
Deferred tax liabilities:
  Capitalized software .......................         638,000          236,000
  Depreciation ...............................              --               --
                                                  -------------    -------------
          Total deferred liabilities .........         638,000          236,000
                                                  -------------    -------------
          Net deferred taxes .................    $         --     $         --
                                                  =============    =============
    The reconciliation of computed expected income tax (benefit) to effective income taxes by applying the federal statutory rate of 34% is as follows:

                                                     2003           2002           2001
                                                 ------------   ------------   ------------
Tax at federal income tax rate ...............   $  (909,000)   $  (820,000)   $(1,272,000)
State taxes net of federal benefit ...........      (143,000)      (115,000)      (224,000)
Settlement warrants and SFAS 123 charges .....            --             --         47,000
Change in valuation allowance ................      (120,000)     1,354,000       (770,000)
Change in beginning deferred tax assets ......       256,000     (2,155,000)            --
Expiration and adjustments of net operating
  loss carryforwards .........................     1,029,000      1,748,000      1,848,000
Other ........................................       (66,000)        11,000        371,000
                                                 ------------   ------------   ------------
                                                 $    47,000    $    41,000    $        --
                                                 ============   ============   ============

    The net change in the total valuation allowance for the year ended December 31, 2003 was a decrease of $120,000. The net change in the total valuation allowance for the year ended December 31, 2002 was an increase of $1,354,000. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections of taxable income for the future, we have determined that it is more likely than not that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, we recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance at December 31, 2003 includes approximately $333,000 related to stock option deductions, the benefit of which will eventually be credited to shareholders equity. There can be no assurance that we will ever be able to realize the benefit of some or all of the federal and state loss carryforwards either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

    At December 31, 2003, we have available net operating loss carryforwards of approximately $58,968,000 for federal income tax purposes, which begin to expire in 2004. The net operating loss carryforwards for state purposes, which begin to expire in 2005, are approximately $7,766,000. Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" for tax purposes as defined under Section 382 of the Internal Revenue Code. Although we do not anticipate that such limitations will be material to our ability to use our net operating losses and credit carryforwards, this conclusion was based upon a preliminary analysis. Therefore, the extent of such limitations is not definitely known. We intend to perform a complete analysis by early 2005.

(7) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    We lease office and production facilities and equipment under agreements which expire at various dates. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes and other operating expenses. Additionally, we entered into lease agreements for certain equipment used in broadcast operations and the corporate computer network. Lease expense under operating leases totaled $775,000, $725,000 and $656,000 in 2003, 2002 and 2001, respectively, net of sublease income of $156,000, $265,000 and $228,000 in 2003, 2002 and 2001, respectively.

    Future minimum lease obligations under noncancelable operating leases, net of contractual sublease payments, at December 31, 2003 are as follows:

YEAR                              LEASE            SUBLEASE
ENDING                           PAYMENT            PAYMENT               NET
------                         -----------        -----------        -----------
2004 .....................     $  824,000         $   78,000         $  746,000
2005 .....................        750,000             23,000            727,000
2006 .....................        368,000                 --            368,000
2007 .....................         21,000                 --             21,000
2008 .....................          1,000                 --              1,000
                               -----------        -----------        -----------
    Total ................     $1,964,000         $  101,000         $1,863,000
                               ===========        ===========        ===========

CAPITAL LEASES

    We lease certain equipment under capital leases. Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2003 are as follows:

YEAR ENDING                                                          TOTAL
--------------------------------------------------------------    ----------
2004 .........................................................    $ 222,000
2005 .........................................................      140,000
2006 .........................................................       54,000
2007 .........................................................        9,000
2008 .........................................................        9,000
                                                                  ----------
          Total minimum lease payments .......................      434,000
Less: Amount representing interest ranging from
9.81 % to 29.95% .............................................      (88,000)
                                                                  ----------
Present value of net minimum lease payments ..................      346,000
Less current portion .........................................     (165,000)
                                                                  ----------
          Long term portion ..................................    $ 181,000
                                                                  ==========

    Property held under capital leases is as follows:

                                                    2003                2002
                                                ------------        ------------
Equipment ..............................        $ 3,199,000         $ 3,298,000
Accumulated amortization ...............         (2,807,000)         (2,879,000)
                                                ------------        ------------
                                                $   392,000         $   419,000
                                                ============        ============

PURCHASE COMMITMENTS

    We have a commitment under a long-term agreement to purchase satellite equipment over a five year period which began in March 2003. Future minimum payments under the agreement (assuming equal monthly purchases from April 2004 through the remainder of the contract) along with the present value of the net minimum payments as of December 31, 2003 are as follows:

YEAR ENDING                                                            TOTAL
-------------------------------------------------------------       ------------
2004 ........................................................       $ 1,668,000
2005 ........................................................         1,067,000
2006 ........................................................           363,000
2007 ........................................................           363,000
2008 ........................................................            91,000
                                                                    ------------
          Total minimum payments ............................         3,552,000
Less: Amount representing imputed interest at 9% ............          (192,000)
                                                                    ------------
Present value of net minimum payments .......................       $ 3,360,000
                                                                    ============

(8) DEBT

REVOLVING LINE OF CREDIT

    In August 1999, we entered into an agreement with Coast Business Credit ("Coast") for a revolving line of credit not to exceed $4,000,000. Interest was charged on the outstanding balance at a rate equal to the prime rate plus 1.5% per annum, but could not be less than 9% per annum. The line of credit was secured by substantially all of our assets. Total loan fees of $120,000 were payable in three annual installments and were amortized over the life of the loan, which originally matured on August 31, 2002. Our revolving line of credit agreement with Coast was then amended in May 2001. The line of credit provided for borrowings not to exceed the lesser of (i) a designated maximum amount, (ii) three times trailing monthly collections, or (iii) three times annualized trailing adjusted EBITDA. The amendment called for a gradual reduction in the line from $4,000,000 on April 1, 2001 to $2,750,000 on December 31, 2001. We
completed that pay down process on December 31, 2001.

    On February 25, 2002, we further amended our revolving line of credit to extend the expiration date of the revolving line of credit to June 30, 2003. The amendment also required further line reductions of $250,000 each on June 30, 2002, January 31, 2003, and on March 31, 2003. The amendment deleted our minimum tangible effective net worth financial covenant and replaced it with two cash flow-oriented covenants.

    On February 4, 2003, we amended our revolving line of credit to extend the maturity date on the line of credit to June 30, 2004. The amendment also struck the previously scheduled March 31, 2003 $250,000 paydown on the line of credit, deleted the trailing cash flow multiplier element of the borrowing base and modified the cash flow oriented covenants.

    On February 7, 2003, Coast and its parent company, Southern Pacific Bank, were seized by the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC then sold off the portion of Coast's loan portfolio that contained our line of credit to GF Asset Management, LLC (GF), a subsidiary of GE Capital. On July 17, 2003, we paid off our revolving line of credit with GF. The amount paid was approximately $1,411,000 which is net of a 5% settlement discount of approximately $105,000.

    On July 16, 2003, we entered into a $1,000,000 line of credit arrangement with Pacific Mercantile Bank. Interest on the line is based on an independent index which is the highest rate on corporate loans posted by at least 75% of the USA's thirty largest banks known as The Wall Street Journal's Prime rate. The interest rate to be applied to the unpaid principal balance is 2% over the index (6.0% at December 31, 2003). The entire outstanding principal balance on the line must be repaid for a period of thirty consecutive days during each fiscal year, which was completed during the third quarter of 2003, and originally was set to mature on July 16, 2004. The line of credit originally contained one financial covenant based on our cash flow coverage of the balance on the line of credit. On January 7, 2004, we amended the line of credit to extend the expiration date of the facility to February 1, 2005 and to replace the cash flow-based financial covenant with a balance sheet oriented financial covenant that limits the ratio of our debt to tangible net worth to 2:1. We were in compliance with that covenant as of December 31, 2003. The line is secured by all inventories, equipment, accounts receivable and various other assets.

    As we have refinanced the revolving line of credit, and have met the criteria of Statement of Accounting Standard No. 6, CLASSIFICATION OF SHORT-TERM OBLIGATIONS EXPECTED TO BE REFINANCED, the $1,000,000 in outstanding borrowings under the line of credit at December 31, 2003 have been classified as noncurrent in the consolidated balance sheet reflecting the extension of the maturity date of the line through February 1, 2005.

8% SENIOR SUBORDINATED CONVERTIBLE NOTES

    In 1999, we reacquired our Series B Preferred Stock in exchange for convertible notes and warrants. The convertible notes, with a face value of $5,913,000, were issued January 11, 1999 at the annual rate of 7% per annum. Interest was due and payable in quarterly installments, in arrears. An allocation was made between the convertible notes and the warrants based on the relative fair values of the securities at the time of issuance. A discount of approximately $464,000 was recorded against the convertible notes due to the allocation. As a result of this allocation, we recorded interest expense, at an effective interest rate of 11% per year, throughout the term of the convertible notes, which began in the first quarter of 1999. Interest expense of approximately $3,000, $39,000 and $80,000 has been accreted for the years ended December 31, 2003, 2002 and 2001, respectively.

    In January 2001, we reached agreement with the holders of our convertible notes to extend the maturity date of the aggregate $4 million face value in promissory notes from February 1, 2001 to February 1, 2003. The promissory notes remained convertible at $1.275 per share, but the terms were modified to reduce the interest rate from 7% to 4% and to permit us to convert up to the full principal amount of the promissory notes into NTN common stock at maturity at a conversion price of $1.275 per share. In addition, if our common stock closes above $2.50 for more than 20 consecutive trading days, we can force conversion of the promissory notes at $1.275 per share.

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

    On February 1, 2003 the outstanding balance of $2.0 million on the notes was converted into 1,568,628 shares of common stock at a conversion price of $1.275 per share.

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

(9) STRATEGIC PARTNERSHIP AND INVESTMENT IN BUZZTIME

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

    In connection with the Marketing Agreement, Scientific-Atlanta Strategic Investments, L.L.C., a Delaware limited liability company and affiliate of S-A, invested $1.0 million in Buzztime for 636,943 shares of Buzztime's Series A Convertible Preferred Stock, representing 6% of Buzztime's common shares outstanding on an as-converted basis, and warrants to obtain an additional 159,236 shares of Series A Convertible Preferred Stock (the S-A Warrants). Each share of preferred stock was convertible into one share of Buzztime's common stock, subject to future adjustment, and entitled to a non-cumulative dividend of 8%, if, when and as declared by Buzztime's board of directors. The $1.0 million investment may only be used towards development of the application for S-A and fulfillment of Buzztime's obligations under the Marketing Agreement, which are currently Buzztime's primary focus.

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

    The exercise price of the S-A warrants is $1.57 per share. The warrants vest in 10% increments as cable system operators sign on for the Buzztime channel. Based on the two Buzztime deployments with Susquehanna Cable (SusCom), 20% of the warrants are vested as of December 31, 2003. No expense has been recorded for the year ended December 31, 2003 as the fair value of the warrants is not material.

    On January 16, 2003, the 636,943 shares of Buzztime Series A Convertible Preferred Stock were converted to 1,000,000 shares of NTN common stock. For purposes of the exchange, the Series A liquidation preference was $1.57 per share of Buzztime Series A preferred stock. The conversion price of the NTN common stock was $1.00 per share.

(10) MINORITY INTEREST ACCOUNTING

    We retained majority ownership of Buzztime and, as a result, will continue to consolidate Buzztime's operations in our financial statements. No gain or loss was recorded by us on this sale of Buzztime's shares in accordance with Staff Accounting Bulletin Topic 5h - Miscellaneous Accounting, ACCOUNTING FOR SALES OF STOCK IN A SUBSIDIARY, as the realization of the gain is not assured given Buzztime's history of losses from operations, net operating loss carryforwards, which are generally not available to offset capital gains, and the start-up nature of Buzztime's products designed for the interactive television market. In addition, the ongoing business relationship with S-A through the Marketing Agreement and restrictions placed on the use of proceeds were additional factors considered in accounting for the sale of Buzztime's shares. As a result, the investment was reflected as a capital transaction.

    The investment in Buzztime was presented as a minority interest in consolidated subsidiary on our consolidated balance sheet until S-A converted its Buzztime interest into NTN common stock in January 2003 (see Note 9 - Strategic Partnership and Investment in Buzztime). As a result, there was no minority interest account on our December 31, 2003 balance sheet. The minority interest balance of $643,000 at December 31, 2002 was comprised of the S-A investment, reduced by $60,000 of issuance costs, and by S-A's share of Buzztime's net losses in the amount of $10,000, $212,000 and $85,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

(11) DEFERRED REVENUE - BUZZTIME

    In February 2003, we entered into a Trial Agreement with a major cable operator that involves developing the Buzztime channel for potential deployment on two different cable technology platforms within that operator's system. The Trial Agreement runs through December 2004. During the year ended December 31, 2003, the cable operator paid us an initial non-refundable amount of $100,000 and an additional payment of $200,000 under the Trial Agreement. The $200,000 payment was related to entering a trial on one of the two specified technology platforms. The cable operator has the right under the Trial Agreement to apply 50% of any amount paid under the agreement against future development and/or license fees paid by that operator to us for the carriage of the Buzztime channel through June 2004. During the year ended December 31, 2003, we recognized $150,000 of revenue related to this agreement. The remaining 50% of the two payments received to date, or $150,000, is reflected as deferred revenue-Buzztime on the accompanying consolidated balance sheet. The remainder of the deferred revenue - Buzztime on the accompanying consolidated balance sheet relates to deferred revenue arising from our agreement with Digeo Interactive LLC (Digeo).

    In March 2003, we entered into an agreement with Digeo, a producer and distributor of interactive television (iTV) products and services to provide three one-way, single-player games to the subscribers of Charter Digital Cable. The amount billed under the agreement during the year ended December 31, 2003 was approximately $67,000. We began to recognize this revenue ratably over the two-year life of the Digeo agreement upon delivery and acceptance of the three games in September 2003. We recognized approximately $11,000 of revenue during the year ended December 31, 2003 and had deferred revenue of approximately $56,000 at December 31, 2003.

(12) MEDIA GENERAL INVESTMENT

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

    We recorded both transactions at the fair value of the consideration exchanged on May 6, 2003. We used the publicly traded stock price, as of the date of the transactions, of $1.77 per share to determine the $4,720,000 fair value of the shares issued. The consideration allocated to the acquired Boxerjam game license was valued at $1.72 million and is being amortized over the estimated contractual life of 10 years, which assumes, based on management's intent, that we will exercise our five year renewal option. We determined that, based on the lack of marketability of Buzztime common stock and limited convertibility into NTN common stock, the fair value of the Buzztime warrants was not material and no allocation of fair value was made.

    The terms of the transaction called for us to file a resale registration statement with the Securities and Exchange Commission (SEC) to register the 2,666,667 shares issued to Media General. Subsequent to the transaction, we filed the resale registration statement on which we also registered the Bennett shares (note 15) and Scientific-Atlanta conversion shares (note 9) and the SEC declared effective the resale registration statement in June 2003.

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

(13) CONTINGENCIES

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

     We have been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. (IN). In 1996, we reached a resolution with IN of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between us. There remain two lawsuits involving us, our unaffiliated Canadian licensee (see
Note 14 -- Acquisitions) and IN, which were filed in Canada in 1992. The litigation involves licensing and patent infringement issues. These actions relate only to the broadcast of the NTN iTV Network to subscribers of our Canadian licensee and do not extend to our network operations in the United States or elsewhere. In April 2002, Two Way TV (US), Inc., was created as a joint venture between IN and Two Way TV Limited. Two Way TV (US) was incorporated in Delaware on January 10, 2000 to develop and market IN's patent portfolio and Two Way TV Limited's content, technology and patents for digital interactive services. As a result of a merger with IN, Two Way TV (US) now owns and controls all of IN's intellectual property and in particular their patent portfolio. The Court has assigned a trial date of April 19, 2004. We intend to continue to defend the action vigorously.

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

    In previous filings, we disclosed as a contingency that our Canadian licensee was in discussions with the Canada Customs and Revenue Agency (CCRA) regarding a liability relating to withholding tax on certain amounts previously paid to us by our Canadian licensee. Our licensee was assessed approximately $649,000 Canadian dollars by the CCRA and they had appealed the assessment. At that time, it was unclear as to what, if any, liability we might have in the matter. We had an understanding with our licensee that we would equally share the eventual assessment, if any was assessed, at the end of the appeal process. On December 15, 2003, through a newly formed subsidiary, NTN Canada, Inc., we acquired the assets, the operations and a number of the liabilities of our Canadian licensee including this withholding tax matter with the CCRA (see Note 14 -- Acquisitions). In February 2004, we entered into a settlement agreement with the CCRA that reduced the assessment from Canadian $788,000 to Canadian $443,000 (or approximately $609,000 to approximately $342,000 U.S. dollars). That amount will be further reduced by approximately $80,000 for the application of a partial refund from payments made during the period of January 2002 through March 2003. To be consistent with our previous agreement, we recorded one-half of this settlement as operating expense and recorded one-half as a liability recorded through the purchase accounting when we acquired NTN Interactive Network, Inc. (see Note 14 - Acquisitions).

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

    Over the past several years, state tax authorities have made inquiries as to whether our services might require the collection of sales and use taxes from customers in those states. We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of NTN Network sites, began a sales tax audit. They have concluded that our services are subject to sales taxes on an amusement services basis and assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our services are provided to the consumers for free as a promotional service, which we believe falls outside the definition of amusement services as defined by the Texas tax code. We have successfully argued this position regarding amusement services with other states. We have appealed the assessment and the matter is currently at the administrative appeals level. We have retained a team of sales and use tax specialists in Texas to assist us in this matter. If we are able to reach a mutually agreeable conclusion at the administrative appeals level, we expect that a conclusion may be reached by the end of 2004. In the event the matter is not resolved at administrative appeals, we would take the matter before the District Court. At the District Court level, we would anticipate a resolution no earlier than 2005. While we believe that we have a strong position in this matter, there can be no assurance that we will resolve this matter in our favor.

(14) ACQUISITIONS

ZOOM COMMUNICATIONS AND HYSEN TECHNOLOGIES

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

    Total consideration for the 2002 purchases was $581,000, which includes $320,000 in common stock and $102,000 of transaction costs. In addition to the above consideration, we entered into, in connection with the ZOOM purchase, an earn-out arrangement with the two principals. The earn-out was paid to each principal at 25% of the excess of which the adjusted gross profit exceeded $900,000 for the twelve month period after the acquisition. The principals were paid a combined earn-out amount of approximately $159,000 in 2003, which was added to the purchase price of the ZOOM transaction.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Of the $680,000 of acquired intangible assets, $390,000 was assigned to goodwill and is not subject to amortization. $140,000 was assigned to employment agreements and we are amortizing that over the estimated contractual life of 2 years. $150,000 was assigned to customer lists and we are amortizing that over the estimated useful life of 3 years. The line of credit of $72,000 was paid in full immediately after the closing date of April 5, 2002. We performed step one of our annual goodwill impairment test related to the Zoom/Hysen acquisitions in the fourth quarter of 2003 and concluded that there was not an indication of impairment. Accordingly, step two was not required.

                     ASSETS ACQUIRED AND LIABILITIES ASSUMED

                                        ZOOM            HYSEN          TOTAL
                                    COMMUNICATIONS   TECHNOLOGIES   ACQUISITIONS
                                     ------------    -----------    ------------
Accounts receivable, net             $   121,000     $       --     $   121,000
Inventory                                 48,000         41,000          89,000
Fixed assets                              38,000             --          38,000
Goodwill                                 375,000         15,000         390,000
Intangibles assets                       280,000         10,000         290,000
                                     ------------    -----------    ------------

Total assets acquired                    862,000         66,000         928,000
                                     ------------    -----------    ------------

Accounts payable and accrued             244,000         31,000         275,000
liabilities
Line of credit                            72,000             --          72,000
                                     ------------    -----------    ------------

Total liabilities assumed                316,000         31,000         347,000
                                     ------------    -----------    ------------

Net assets acquired                  $   546,000     $   35,000     $   581,000
                                     ============    ===========    ============

    If the acquisitions had occurred on January 1, 2002, our results of operations for fiscal 2002 would not have been materially different from the reported results and as such, no pro forma results of operations are included.

BREAKAWAY INTERNATIONAL

    On July 31, 2003, we acquired, through NTN Software Solutions, Inc. (Software Solutions), a wholly owned subsidiary of NTN, all of the assets and certain liabilities of Breakaway International, Inc. (Breakaway), a privately held provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $252,000 in cash, 1,292,614 shares of unregistered NTN common stock and the assumption of certain liabilities. NTN will pay additional contingent earn-out amounts in NTN common stock and/or cash over the next three years, provided that certain targets for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. NTN also entered into employment agreements with five of the executives of Breakaway.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Total consideration for the acquisition was $3,623,000, which consisted of 1,292,614 shares multiplied by the then publicly traded price of $2.44 per share, $252,000 in cash and $217,000 of transaction costs. To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third party valuation analysis. That third party analysis determined that the identified intangible assets and the related useful lives are developed technology ($781,000, 6 year life), customer relationships ($1,110,000, 6 year life) and non-competition agreements ($30,000, 3 year life). Breakaway's results of operations have been included in our consolidated statements of operations since August 1, 2003 and include $135,000 of amortization of the identified intangibles based upon the estimated lives.

                          BREAKAWAY INTERNATIONAL, INC.
                    ASSETS ACQUIRED AND LIABILITIES ACQUIRED

Accounts receivable, net                                             $  333,000
Inventory, net                                                           35,000
Fixed assets, net                                                       108,000
Developed technology                                                    781,000
Customer relationships                                                1,110,000
Non-competition agreements                                               30,000
Goodwill                                                              2,225,000
                                                                     -----------

Total assets acquired                                                 4,622,000
                                                                     -----------

Accounts payable and accruals                                           479,000
Deferred revenue                                                        520,000
                                                                    -----------
Total liabilities assumed                                               999,000
                                                                     -----------

Net assets acquired                                                  $3,623,000
                                                                     ===========

NTN CANADA

    On December 15, 2003, we acquired through NTN Canada, Inc. (NTN Canada), a wholly owned Canadian subsidiary of NTN, most of the operating assets, certain liabilities and the operations of NTN Interactive Network, Inc. (NTNIN), our long time Canadian licensee from its parent, Chell Group Corporation Inc.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Total preliminary consideration for the acquisition was approximately $1,786,000, which consisted of 238,300 shares multiplied by the then publicly traded price of $3.70 per share, $200,000 in cash, the contribution of $550,000 in unpaid licensing royalties, $84,000 of transaction costs, plus the assumption of $70,000 in liabilities. There will be a final calculation of the cash component of the purchase price based on the final closing balance sheet. This calculation may increase the purchase price by up to $50,000. We expect to finalize the purchase price during the second fiscal quarter of 2004 once we finish the review of the closing balance sheet and receive all transaction-related professional fees.

                                   NTN CANADA
                     ASSETS ACQUIRED AND LIABILITIES ASSUMED

Cash                                                                 $   20,000
Accounts receivable, net                                                235,000
Other current assets                                                     50,000
Fixed assets, net                                                        43,000
Customer relationships                                                  720,000
Trivia database                                                         345,000
Interactive events software                                             102,000
Trivia software                                                          90,000
Licenses                                                                 23,000
Goodwill                                                                875,000

                                                                     -----------
Total assets acquired                                                $2,503,000
                                                                     -----------

Accounts payable and accruals                                        $  606,000
Leases                                                                   44,000
Deferred revenue                                                         67,000

                                                                     -----------
Total liabilities assumed                                               717,000
                                                                     -----------

Net assets acquired                                                  $1,786,000
                                                                     ===========

    To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third party valuation analysis. That third party analysis determined that the identified intangible assets and the related useful lives are customer relationships ($720,000, 4 year life), trivia database ($345,000, 10 year life), interactive events software ($102,000, 5 year life) and trivia software ($90,000, 5 year life). NTN Canada's results of operations have been included in our consolidated statements of operations since December 15, 2003 and include $10,000 of amortization of the identified intangibles based upon the estimated lives.

    Our pro forma results of operations for fiscal 2003 and 2002 if we had owned both the Breakaway and Canadian operations on January first of each of the years presented would have been as follows:

                                                      2003              2002
                                                  -------------    -------------
Revenues:
  NTN actual revenues                             $ 29,489,000     $ 25,610,000
  Incremental Breakaway revenues                     2,332,000        4,432,000
  Incremental Canadian revenues                      4,288,000        4,818,000
                                                  -------------    -------------
    Pro forma revenues                            $ 36,109,000     $ 34,860,000
                                                  =============    =============

Net loss:
  NTN actual loss                                 $ (2,711,000)    $ (2,189,000)
  Incremental Breakaway loss                          (579,000)      (1,129,000)
  Incremental Canadian income                          284,000          381,000
                                                  -------------    -------------
    Pro forma loss                                $ (3,006,000)    $ (2,937,000)
                                                  =============    =============

Loss per share:
  NTN actual loss per share                       $      (0.06)    $      (0.06)
                                                  =============    =============

  Pro forma loss per share                        $      (0.06)    $      (0.07)
                                                  =============    =============

(15) RELATED PARTIES

    On May 8, 2001, we entered into an advertising sales representative agreement with Baron Enterprises, Inc., a corporation wholly-owned and operated by Barry Bergsman, a member of our board of directors, pursuant to which Baron provides advertising sales representation services to us under the direction of the NTN Network's president and chief operating officer. For Baron's services under the advertising sales representative agreement, we granted Baron a three-year warrant to purchase 20,000 shares of Common Stock at an exercise price of $0.50 per share. The warrant vests and becomes exercisable as to 1/12 of the total shares on the last business day of each of the twelve months commencing April 2001, subject to Baron continuing to provide services to us. In addition, Baron will receive a commission in the amount of 35% of net advertising revenues received by the NTN Network from any advertising contract solicited by Baron. We paid Baron a monthly recoverable cash advance against commissions to be earned in the amount of $5,000 per month, not to exceed an aggregate of $60,000 per year. The advertising sales representative agreement expired on April 1, 2002. An amendment to the agreement was entered into in October 2002, to extend the contract to October 31, 2003, to reduce the rate of commission to 25% of net advertising revenues received by us and to include bartered advertising. Under the amended agreement, Baron was paid $15,000 in commissions in 2002. In September, 2003, we entered into a three year agreement with Baron to negotiate on our behalf with a third party advertising representative. Baron was to receive commissions of 3% to 10% based upon the period of time over which the negotiated advertising would run and upon the related advertising revenue. No commissions have been paid to date to Baron for this third party work.

    In May 2002, Michael Fleming was appointed Chairman of the Board of our Buzztime subsidiary, after having served, since January 8, 2002, as an independent consultant. Pursuant to the consulting arrangement, Mr. Fleming provided general consulting services to us in connection with Buzztime's cable television initiatives. We paid Mr. Fleming approximately $2,000 per month for these consulting services. This arrangement was discontinued in September 2003.

    In January 2002, we entered into a consulting agreement with Robert Clasen, one of our directors, whereby Mr. Clasen provides consulting services to us with respect to Buzztime's cable television initiatives. We paid Mr. Clasen $2,000 per month for the services provided under the consulting agreement. The initial term of this agreement expired on December 31, 2002. We then continued the consulting relationship on a month to month basis through June 2003 when we mutually agreed to discontinue the arrangement.

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

    On January 30, 2004, Media General, Inc. (See Note 12 - Media General Investment), a related party, purchased $2 million of our common stock as part of a group of institutional investors that invested $14 million into our company (see Note 18 - Subsequent Events). Media General invested on the same terms as the other investors.

(16) AMERICAN STOCK EXCHANGE LISTING

    On May 1, 2003, we received a letter from the American Stock Exchange (AMEX) stating that NTN is now in compliance with AMEX listing standards. In our SEC filings over the past twelve months, we disclosed that we needed to achieve $6 million of shareholders' equity to be in compliance with AMEX listing standards. However, as a result of new AMEX rules effective January 2003, the AMEX determined that we were in compliance with their listing standards. The new rules permit a company to remain listed on AMEX if it, like NTN, has a total market capitalization of at least $50 million, has at least 1.1 million shares publicly held, has a market value of publicly held shares of at least $15 million and has a minimum of 400 round lot shareholders. As of December 31, 2003, we had satisfied these requirements.

    In the event we no longer satisfy the requirements of the new rule (from subsequent changes in market capitalization or otherwise), we would be subject to other AMEX listing requirements for companies that have not reported profits during the past five years. As of December 31, 2003, we had also met the requirement of $6 million of shareholders' equity.

(17) SEGMENT INFORMATION

    We operate our businesses principally through four reportable segments: the NTN iTV Network, NTN Wireless and Software Solutions, which combine to form the NTN Hospitality Technologies Division, and our Buzztime Entertainment, Inc. subsidiary ("Buzztime"). The NTN Hospitality Technologies Division provides entertainment promotional services and on-site communications and management products to the hospitality industry. Buzztime operates our live broadcast studio, produces our trivia and live sports "Play-Along" content to both the NTN Network and new consumer interactive platforms, and is selling the Buzztime(R) interactive television channel to U.S. cable TV operators.

    Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the Buzztime segment and the three segments within the NTN Hospitality Technologies Division. NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from advertising sold for distribution via the interactive entertainment service, from its wireless business with restaurant on-site paging systems, stored-value gift cards and loyalty programs and electronic data-managed comment cards and from its hardware and software enterprise solutions. NTN Hospitality Technologies revenues comprise 99% of our total revenue for the year ended December 31, 2003. Buzztime's revenue is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties and from performance under a Trial Agreement with a major cable operator. Included in the operating loss and depreciation and amortization for three segments included in the NTN Hospitality Technologies Division and the Buzztime segment is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments.

    The following tables set forth certain information regarding our segments and other operations:

                                                    2003            2002             2001
                                                -------------   -------------   -------------
Revenues
  NTN iTV Network (includes "other revenues")   $ 23,024,000    $ 23,077,000    $ 22,400,000
  NTN Wireless                                     4,742,000       2,405,000              --
  NTN Software Solutions                           1,527,000              --              --
                                                -------------   -------------   -------------
  NTN Hospitality Technologies division           29,293,000      25,482,000      22,400,000
  Buzztime                                           287,000         128,000         159,000
  Eliminations                                       (91,000)             --              --
                                                -------------   -------------   -------------

    Total revenue                               $ 29,489,000    $ 25,610,000    $ 22,559,000
                                                =============   =============   =============

Operating income (loss)
  NTN iTV Network                               $  1,946,000    $  1,787,000    $    372,000
  NTN Wireless                                      (170,000)        (88,000)             --
  NTN Software Solutions                            (565,000)             --              --
                                                -------------   -------------   -------------
  NTN Hospitality Technologies division            1,211,000       1,699,000         372,000
  Buzztime                                        (3,757,000)     (3,554,000)     (3,306,000)
                                                -------------   -------------   -------------

    Operating loss                              $ (2,546,000)   $ (1,855,000)   $ (2,934,000)
                                                =============   =============   =============

Net income (loss)
  NTN iTV Network                               $  1,772,000    $  1,241,000    $   (418,000)
  NTN Wireless                                      (171,000)        (88,000)             --
  NTN Software Solutions                            (565,000)             --              --
                                                -------------   -------------   -------------
  NTN Hospitality Technologies division            1,036,000       1,153,000        (418,000)
  Buzztime                                        (3,747,000)     (3,342,000)     (3,238,000)
                                                -------------   -------------   -------------

    Net loss                                    $ (2,711,000)   $ (2,189,000)   $ (3,656,000)
                                                =============   =============   =============

Total assets
  NTN iTV Network                               $  9,300,000    $  7,655,000    $  8,849,000
  NTN Wireless                                       474,000         640,000              --
  NTN Software Solutions                           3,283,000              --              --
                                                -------------   -------------   -------------
  NTN Hospitality Technologies division           13,057,000       8,295,000       8,849,000
  Buzztime                                         2,640,000         790,000       1,395,000
  Corporate                                        4,933,000       1,757,000       3,136,000
                                                -------------   -------------   -------------
    Total assets                                $ 20,630,000    $ 10,842,000    $ 13,380,000
                                                =============   =============   =============

Capital expenditures and Software
  Development Costs
    NTN iTV Network                             $  1,224,000    $  1,205,000    $    861,000
    NTN Wireless                                      57,000           3,000              --
    NTN Software Solutions                            34,000              --              --
                                                -------------   -------------   -------------
    NTN Hospitality Technologies division       $  1,315,000    $  1,208,000    $    861,000
    Buzztime                                         529,000         237,000         300,000
    Corporate                                        191,000          73,000         110,000
                                                -------------   -------------   -------------
      Total Capital Expenditures and Software
          Development Costs                     $  2,035,000    $  1,518,000    $  1,271,000
                                                =============   =============   =============

Depreciation and Amortization
  NTN iTV Network                               $  3,057,000    $  4,095,000    $  4,242,000
  NTN Wireless                                       138,000          98,000              --
  NTN Software Solutions                             164,000              --              --
                                                -------------   -------------   -------------
  NTN Hospitality Technologies division         $  3,359,000    $  4,193,000    $  4,242,000
  Buzztime                                           538,000         732,000         766,000
                                                -------------   -------------   -------------
    Total Depreciation and Amortization         $  3,897,000    $  4,925,000    $  5,008,000
                                                =============   =============   =============





Interest Expense (net)
  NTN iTV Network                               $    232,000    $    505,000    $    767,000
  NTN Wireless                                         1,000              --              --
  NTN Software Solutions                                  --              --              --
                                                -------------   -------------   -------------
  NTN Hospitality Technologies division         $    233,000    $    505,000    $    767,000
  Buzztime                                                --              --          16,000
                                                -------------   -------------   -------------
    Total Interest Expense (net)                $    233,000    $    505,000    $    783,000
                                                =============   =============   =============

Income Taxes
  NTN iTV Network                               $     47,000    $     41,000    $         --
  NTN Wireless                                            --              --              --
  NTN Software Solutions                                  --              --              --
                                                -------------   -------------   -------------
  NTN Hospitality Technologies division         $     47,000    $     41,000    $         --
  Buzztime                                                --              --              --
                                                -------------   -------------   -------------
    Total Income Taxes                          $     47,000    $     41,000    $         --
                                                =============   =============   =============

(18) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (AMOUNTS IN THOUSANDS
     EXCEPT PER SHARE)

                                                     THREE-MONTH PERIOD ENDED
                                          ---------------------------------------------
                                          MARCH 31,    JUNE 30, SEPTEMBER 30, DECEMBER 31,  TOTAL
                                            2003        2003        2003        2003        2003
                                          ---------   ---------   ---------   ---------   ---------
Total revenue .........................   $  7,339    $  6,701    $  7,267    $  8,182    $ 29,489
Total operating expenses ..............      7,511       7,463       8,048       9,013      32,035
                                          ---------   ---------   ---------   ---------   ---------
Operating loss ........................       (172)       (762)       (781)       (831)     (2,546)
Other income (expense), net ...........        (93)        (71)         73         (37)       (128)
                                          ---------   ---------   ---------   ---------   ---------
Net loss before income taxes and
   minority interest in loss of
   consolidated subsidiary ............       (265)       (833)       (708)       (868)     (2,674)
Income taxes ..........................         (8)         (7)         (8)        (24)        (47)
Minority interest in loss of
   consolidated subsidiary ............         10          --          --          --          10
                                          ---------   ---------   ---------   ---------   ---------
Net loss ..............................   $   (263)   $   (840)   $   (716)   $   (892)   $ (2,711)
                                          =========   =========   =========   =========   =========
Per share amounts:
          Net loss ....................   $   (.01)   $   (.02)   $   (.02)   $  (0.02)   $   (.06)
                                          =========   =========   =========   =========   =========
Weighted-average shares outstanding ...     42,088      44,756      46,939      47,954      45,446
                                          =========   =========   =========   =========   =========

                                                     THREE-MONTH PERIOD ENDED
                                          ---------------------------------------------
                                          MARCH 31,    JUNE 30, SEPTEMBER 30, DECEMBER 31,  TOTAL
                                            2002        2002        2002        2002        2002
                                          ---------   ---------   ---------   ---------   ---------
Total revenue .........................   $  5,897    $  6,158    $  6,516    $  7,039    $ 25,610
Total operating expenses ..............      5,979       6,989       7,104       7,393      27,465
                                          ---------   ---------   ---------   ---------   ---------
Operating loss ........................        (82)       (831)       (588)       (354)     (1,855)
Other income (expense), net ...........       (129)       (119)       (125)       (132)       (505)
                                          ---------   ---------   ---------   ---------   ---------
Net loss before income taxes and
   minority interest in loss of
   consolidated subsidiary ............       (211)       (950)       (713)       (486)     (2,360)
Income taxes ..........................         --          --         (34)         (7)        (41)
Minority interest in loss of
   consolidated subsidiary ............         45          52          58          57         212
                                          ---------   ---------   ---------   ---------   ---------
Net loss ..............................   $   (166)   $   (898)   $   (689)   $   (436)   $ (2,189)
                                          =========   =========   =========   =========   =========
Per share amounts:
          Net loss ....................   $   (.00)   $   (.02)   $   (.02)   $  (0.01)   $   (.06)
                                          =========   =========   =========   =========   =========
Weighted-average shares outstanding ...     38,604      39,977      39,270      39,325      39,081
                                          =========   =========   =========   =========   =========

(19) SUBSEQUENT EVENTS

    On January 30, 2004, we completed the sale of 3,943,661 shares of our common stock at $3.55 per share, resulting in gross proceeds of approximately $14.0 million, pursuant to an existing shelf registration filed under the Securities Act. Roth Capital Partners, LLC acted as placement agent in the offering. After commissions and expenses, the net proceeds of this offering are expected to be approximately $13.0 million. The offering was purchased primarily by a number of institutional investors and by Media General, Inc. (see Note 12 - Media General Investment), a related party, which invested approximately $2.0 million.

                                   SCHEDULE II
                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                      ADDITIONS                     BALANCE AT
ALLOWANCE FOR         BALANCE AT     CHARGED TO                       END OF
DOUBTFUL ACCOUNTS     BEGINNING       EXPENSE       DEDUCTIONS(a)     PERIOD
-----------------    -----------     -----------     -----------    -----------
2003 ..........      $  437,000         243,000        (131,000)    $  811,000
2002 ..........      $  440,000         529,000         532,000     $  437,000
2001 ..........      $  811,000         767,000       1,138,000     $  440,000

__________

(a) Reflects trade accounts receivable written off during the year, net of amounts recovered.

                 See accompanying independent auditors' report.

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                            DESCRIPTION
  -------   --------------------------------------------------------------------
    3.1  -- Amended and Restated Certificate of Incorporation of the Company,
            as amended (4)
    3.2  -- Certificate of Designations, Rights and Preferences of Series B
            Convertible Preferred Stock (7)
    3.3  -- Certificate of Amendment to Restated Certificate of Incorporation
            of the Company, dated March 22, 2000 (8)
    3.4  -- Certificate of Amendment to Restated Certificate of Incorporation
            of the Company, dated March 24, 2000 (8)
    3.5  -- By-laws of the Company (2)
    3.6  -- Certificate of Amendment to Restated Certificate of Incorporation
            of the Company, dated May 27, 2003 (16)
    4.1  -- Specimen Common Stock Certificate (10)
    4.2* -- Stock Option Agreement, dated October 7, 1998, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (5)
    4.3* -- Stock Option Agreement, dated October 7, 1999, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (6)
    4.4* -- Stock Option Agreement, dated January 26, 2001, by and between
            NTN Communications, Inc. and Stanley B. Kinsey (12)
    4.5  -- Warrant Certificate issued January 13, 2003 by NTN
            Communications, Inc. to Robert M. and Marjie Bennett, Trustees The
            Bennett Family Trust dated 11-17-86 (19)
    4.6  -- NTN Investor Rights Agreement, dated May 7, 2003, by and between
            NTN Communications, Inc. and Media General, Inc. (18)
    4.7  -- Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and
            Media General, Inc. (18)
    4.8  -- Common Stock Purchase Warrant dated May 7, 2003 issued to Media
            General, Inc. exercisable for 500,000 shares of common stock of
            Buzztime Entertainment, Inc. (18)
    4.9  -- Form of Common Stock Purchase Warrant issued to Roth Capital
            Partners (14)
    10.1 -- License Agreement with NTN Canada (3)
    10.2*-- Employment Agreement, dated October 7, 1998, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (5)
    10.3 -- Subscription Agreement dated January 13, 2003 between NTN
            Communications, Inc. and Robert M. and Marjie Bennett, Trustees The
            Bennett Family Trust dated 11-17-86 (19)
    10.4 -- Scientific-Atlanta Strategic Investments, L.L.C. Notice of
            Exchange of Buzztime Preferred Stock for NTN Common Stock, dated
            January 16, 2003 (19)
    10.5 -- Securities Purchase Agreement dated May 5, 2003 by and among NTN
            Communications, Inc., Buzztime Entertainment, Inc. and Media
            General, Inc. (18)
    10.6 -- Placement Agency Agreement dated January 26, 2004 by and between
            Roth Capital Partners and NTN Communications, Inc. (14)
    10.7 -- Manufacturing Agreement, dated November 25, 1997, by and between
            NTN Communications, Inc. and Climax Technology Co., Ltd. (9)
    10.8 -- Office Lease, dated July 17, 2000, between Prentiss Properties
            Acquisition Partners, L.P. and NTN Communications, Inc. (11)
    10.9 -- Asset Purchase Agreement dated July 30, 2003 by and among NTN
            Software Solutions, Inc., NTN Communications, Inc., Breakaway
            International, Inc. and the Seller Shareholders (17)
    10.10-- Asset Purchase Agreement dated December 15, 2003 by and among NTN
            Canada, Inc., NTN Communications, Inc., NTN Interactive Network,
            Inc. and Chell Group Corporation (15)
    14.0 -- Code of Ethics for Senior Financial Officers (13)
    21.1 -- Subsidiaries of Registrant (1)
    23.1 -- Consent of KPMG LLP (1)
    31   -- Certification of Officers pursuant to Rule 13a-14(a) (1)
    32   -- Certification of Officers pursuant to Rule 13a-14(b) (20)

__________

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

   (7) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.

   (8) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.

   (9) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.

   (10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.

   (11) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000 and incorporated by reference.

   (12) Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.

   (13) Previously filed as an exhibit to NTN's Form 10-K dated March 31, 2003 and incorporated herein by reference.

   (14) Previously filed as an exhibit to NTN's report on Form 8-K dated November 29, 2003 and incorporated herein by reference.

   (15) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.

   (16) Previously filed as an exhibit to NTN's Form 10-Q dated August 14, 2003 and incorporated herein by reference.

   (17) Previously filed as an exhibit to NTN's report on Form 8-K dated November 29, 2003 and incorporated herein by reference.

   (18) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.

   (19) Previously filed as an exhibit to NTN's Form 10-Q dated May 15, 2003 and incorporated herein by reference.

   (20) Furnished concurrently herewith.