Form 10-Q
period 2004-03-31
NTN COMMUNICATIONS INC
filed 2004-05-10
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

    YES [X]  NO [ ]

    At May 3, 2004, the registrant had outstanding 52,647,000 shares of common stock, $.005 par value.


                                PART I--FINANCIAL INFORMATION

                                ITEM 1. FINANCIAL STATEMENTS.

                          NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                            Condensed Consolidated Balance Sheets

                                                                MARCH 31,
                                                                  2004         DECEMBER 31,
                      ASSETS (PLEDGED)                         (UNAUDITED)         2003
                                                              --------------   --------------
Current assets:
    Cash and cash equivalents                                 $  12,498,000    $   2,503,000
    Accounts receivable, net                                      3,011,000        2,324,000
    Investment available for sale                                   199,000          189,000
    Inventory                                                       358,000          404,000
    Deposits on broadcast equipment                                  75,000           34,000
    Deferred costs                                                  551,000          493,000
    Prepaid expenses and other current assets                       908,000          757,000
                                                              --------------   --------------
                 Total current assets                            17,600,000        6,704,000

Broadcast equipment and fixed assets, net                         4,542,000        4,398,000
Software development costs, net                                     670,000          676,000
Deferred costs                                                      502,000          505,000
Intangible assets, net                                            4,553,000        4,800,000
Goodwill                                                          3,610,000        3,490,000
Other assets                                                         57,000           57,000
                                                              --------------   --------------
                 Total assets                                 $  31,534,000    $  20,630,000
                                                              ==============   ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $   1,087,000    $     612,000
    Accrued expenses                                              2,621,000        3,174,000
    Sales tax payable                                               245,000          219,000
    Income taxes payable                                              6,000           39,000
    Obligations under capital leases                                155,000          165,000
    Equipment note payable                                           63,000           46,000
    Deferred revenue - Buzztime                                     206,000          206,000
    Deferred revenue                                              1,592,000        1,478,000
                                                              --------------   --------------
                 Total current liabilities                        5,975,000        5,939,000

Obligations under capital leases, excluding current portion         147,000          181,000
Revolving line of credit                                                 --        1,000,000
Deferred revenue                                                    263,000          262,000
Equipment note payable, excluding current portion                   228,000          184,000
                                                              --------------   --------------
                 Total liabilities                                6,613,000        7,566,000
                                                              --------------   --------------
Shareholders' equity:
    Series A 10% cumulative convertible preferred stock,
       $.005 par value, 5,000,000 shares authorized;
       161,000 shares issued and outstanding at
       March 31, 2004 and December 31, 2003                           1,000            1,000
    Common stock, $.005 par value, 84,000,000 shares
       authorized; 52,646,000 and 48,623,000 shares
       issued and outstanding at March 31, 2004 and
       December 31, 2003, respectively                              262,000          242,000
    Additional paid-in capital                                  108,375,000       95,239,000
    Accumulated deficit                                         (83,084,000)     (81,790,000)
    Accumulated other comprehensive loss                           (633,000)        (628,000)
                                                              --------------   --------------
                 Total shareholders' equity                      24,921,000       13,064,000
                                                              --------------   --------------
                 Total liabilities and shareholders' equity   $  31,534,000    $  20,630,000
                                                              ==============   ==============


            See accompanying notes to unaudited consolidated financial statements

                                              2


                      NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations (Unaudited)

                                                             THREE MONTHS ENDED
                                                        -----------------------------
                                                          MARCH 31,       MARCH 31,
                                                            2004            2003
                                                        -------------   -------------
Revenues:
    NTN Network division revenues                       $  8,799,000    $  7,330,000
    Buzztime service revenues                                 43,000           7,000
    Other revenues                                             2,000           2,000
                                                        -------------   -------------
          Total revenues                                   8,844,000       7,339,000
                                                        -------------   -------------
Operating expenses:
  Direct operating costs (includes depreciation of
    $604,000 and $743,000 for the three months
    ended March 31, 2004 and 2003, respectively)           3,102,000       3,004,000
    Selling, general and administrative                    6,576,000       4,108,000
    Depreciation and amortization                            336,000         322,000
    Research and development                                  84,000          77,000
                                                        -------------   -------------
          Total operating expenses                        10,098,000       7,511,000
                                                        -------------   -------------
Operating loss                                            (1,254,000)       (172,000)
                                                        -------------   -------------
Other income (expense):
    Interest income                                           19,000              --
    Interest expense                                         (38,000)        (93,000)
                                                        -------------   -------------
          Total other expense                                (19,000)        (93,000)
                                                        -------------   -------------
Loss before minority interest in loss of
   consolidated subsidiary and income taxes               (1,273,000)       (265,000)

Minority interest in loss of consolidated subsidiary              --          10,000
                                                        -------------   -------------
Net loss before income taxes                              (1,273,000)       (255,000)

    Income taxes                                              21,000           8,000
                                                        -------------   -------------
Net loss                                                $ (1,294,000)   $   (263,000)
                                                        =============   =============
Net loss per common share - basic and diluted           $      (0.02)   $      (0.01)
                                                        =============   =============
Weighted average shares outstanding-basic and diluted     51,871,000      42,088,000
                                                        =============   =============

        See accompanying notes to unaudited consolidated financial statements

                                          3


                             NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                     -----------------------------
                                                                       MARCH 31,       MARCH 31,
                                                                         2004             2003
                                                                     -------------   -------------
Cash flows from operating activities:
    Net loss                                                         $ (1,294,000)   $   (263,000)
    Adjustments to reconcile net loss to
       net cash provided by operating activities
          Depreciation and amortization                                   940,000       1,065,000
          Provision for doubtful accounts                                  57,000           8,000
          Non-cash stock-based compensation charges                        54,000          41,000
          Minority interest in loss of consolidated subsidiary                 --         (10,000)
          Non-cash interest expense                                            --          14,000
          Accreted interest expense                                            --           3,000
          Loss from disposition of equipment                                3,000          32,000
          Changes in assets and liabilities:
            Restricted cash                                                    --        (139,000)
            Accounts receivable                                          (744,000)        240,000
            Inventory                                                      46,000         (43,000)
            Deferred costs                                                (55,000)        100,000
            Prepaid expenses and other assets                            (152,000)             --
            Accounts payable and accrued expenses                         (73,000)          7,000
            Deferred revenue                                              115,000        (133,000)
                                                                     -------------   -------------
               Net cash provided by (used in) operating activities     (1,103,000)        922,000
                                                                     -------------   -------------
Cash flows from investing activities:
    Capital expenditures                                                 (494,000)       (154,000)
    Acquisition of businesses                                             (92,000)             --
    Software development expenditures                                     (59,000)        (61,000)
    Deposits on broadcast equipment                                       (41,000)             --
                                                                     -------------   -------------
               Net cash used in investing activities                     (686,000)       (215,000)
                                                                     -------------   -------------
Cash flows from financing activities:
    Principal payments on capital leases                                  (44,000)        (59,000)
    Principal payments on notes payable                                  (276,000)             --
    Borrowings from revolving line of credit                                   --       7,341,000
    Principal payments on revolving line of credit                     (1,000,000)     (7,637,000)
    Proceeds from issuance of common
       stock, net of offering expenses                                 13,001,000         975,000
    Proceeds from exercise of stock options and warrants                  101,000          25,000
                                                                     -------------   -------------
               Net cash provided by financing activities               11,782,000         645,000
                                                                     -------------   -------------
Net increase in cash and cash equivalents                               9,993,000       1,352,000

Effect of exchange rate on cash                                             2,000              --
                                                                     -------------   -------------
Cash and cash equivalents at beginning of period                        2,503,000         577,000
                                                                     -------------   -------------
Cash and cash equivalents at end of period                           $ 12,498,000    $  1,929,000
                                                                     =============   =============


               See accompanying notes to unaudited consolidated financial statements

                                                4

                              NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows (Unaudited) (Continued)
                                                                             THREE MONTHS ENDED
                                                                          ---------------------------
                                                                           MARCH 31,       MARCH 31,
                                                                              2004           2003
                                                                          ------------   ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                                        $    38,000    $    76,000
                                                                          ============   ============
          Income taxes                                                    $    72,000    $    29,000
                                                                          ============   ============
Supplemental disclosure of non-cash investing and financing activities:
       Issuance of common stock in payment of interest                    $        --    $    54,000
                                                                          ============   ============
       Equipment acquired under capital leases and notes payable          $   306,000    $        --
                                                                          ============   ============
       Unrealized holding gain on investments                             $   (10,000)   $    (4,000)
                                                                          ============   ============
       Issuance of treasury stock in payment of board compensation        $        --    $    30,000
                                                                          ============   ============
       Issuance of warrants in association with equity offering           $   655,000    $   460,000
                                                                          ============   ============
       Conversion of Senior Subordinated Notes into common stock          $        --    $ 2,000,000
                                                                          ============   ============
       Conversion of Buzztime Preferred Series A into common stock        $        --    $   633,000
                                                                          ============   ============
       Costs of acquisition                                               $    48,000    $   633,000
                                                                          ============   ============


                See accompanying notes to unaudited consolidated financial statements.

                                                  5

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and its majority-owned subsidiaries (collectively, "we" or "NTN") and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to our consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2004.

    The consolidated financial statements for the three months ended March 31, 2004 and 2003 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003.

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

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   -----------------------------
                                                                       2004             2003
                                                                   -------------   -------------
   Net loss                  As reported.......................    $  1,294,000    $    263,000
                             Add:  stock-based employee
                                 compensation expense included
                                 in reported net loss, net of
                                 related tax effects...........          (2,000)         (2,000)
                             Deduct: stock-based employee
                                 compensation expense, net
                                 of related tax effects........         332,000         287,000
                                                                   -------------   -------------
                             Pro forma.........................    $  1,624,000    $    548,000
   Basic and diluted net     As reported.......................    $       0.02    $       0.01
   loss per share            Pro forma.........................    $       0.03    $       0.01


    The per share weighted-average fair value of stock options granted during the three months ended March 31, 2004 and 2003 was $2.78, and $1.10, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004 -- dividend yield of 0%, risk-free interest rate of 2.96%, expected volatility of 91.61%, and expected life of 4.88 years; and 2003 -- dividend yield of 0%, risk-free interest rate of 2.61%, expected volatility of 110%, and expected life of 4.0 years. In compliance with APB No. 25, we expensed $2,000 for the three months ended March 31, 2004 and 2003, associated with the grants of 80,000 options in 2000 below market value pursuant to the Option Plan. No options were granted below market value in 2003 and 2002 pursuant to the Option Plan.

3. INCOME (LOSS) PER SHARE

    For the three months ended March 31, 2004 and 2003, options, warrants, convertible preferred stock and convertible notes representing approximately 12,045,000 and 12,407,000 potential common shares, respectively, have been excluded from the computation of net loss per share, as their effect was anti-dilutive.

4. SEGMENT INFORMATION

    We operate our businesses principally through four reportable segments: the NTN iTV Network, NTN Wireless and Software Solutions, which combine to form the NTN Hospitality Technologies division, and our Buzztime Entertainment, Inc. subsidiary ("Buzztime"). The NTN Hospitality Technologies division provides entertainment, promotional services and on-site communications and management products to the hospitality industry. Buzztime operates our live broadcast studio, produces our trivia and live sports "Play-Along" content to both the NTN iTV Network and new consumer interactive platforms, and is selling the Buzztime(R) interactive television channel to U.S. cable TV operators.

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

    The following tables set forth certain information regarding our segments and other operations:

                                                          THREE MONTHS ENDED
                                                     ---------------------------
                                                      MARCH 31,      MARCH 31,
                                                        2004            2003
                                                     ------------   ------------
Revenues
    NTN iTV Network (includes "other revenues")      $ 6,316,000    $ 5,494,000
    NTN Wireless                                       1,539,000      1,838,000
    Software Solutions                                   946,000             --
                                                     ------------   ------------
    NTN Hospitality Technologies division              8,801,000      7,332,000
    Buzztime                                              43,000          7,000
                                                     ------------   ------------
    Total revenue                                    $ 8,844,000    $ 7,339,000
                                                     ============   ============
Operating income (loss)
    NTN iTV Network                                  $   236,000    $   540,000
    NTN Wireless                                          56,000        241,000
    Software Solutions                                  (564,000)            --
                                                     ------------   ------------
    NTN Hospitality Technologies division               (272,000)       781,000
    Buzztime                                            (982,000)      (953,000)
                                                     ------------   ------------
    Operating loss                                   $(1,254,000)   $  (172,000)
                                                     ============   ============
Net income (loss)
    NTN iTV Network                                  $   197,000    $   439,000
    NTN Wireless                                          55,000        241,000
    Software Solutions                                  (564,000)            --
                                                     ------------   ------------
    NTN Hospitality Technologies division               (312,000)       680,000
    Buzztime                                            (982,000)      (943,000)
                                                     ------------   ------------
    Net loss                                         $(1,294,000)   $  (263,000)
                                                     ============   ============

5. CONTINGENCIES

    Over the past several years, state tax authorities have made inquiries as to whether our NTN iTV Network services might require the collection of sales and use taxes from customers in those states. We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of NTN iTV Network sites, began a sales tax audit. They have concluded that our services are subject to sales taxes on an amusement services basis and assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our network services are provided to the consumers for free as a promotional service, which we believe falls outside the definition of amusement services as defined by the Texas tax code. We have successfully argued this position regarding amusement services with other states. We have appealed the assessment and the matter is currently at the administrative appeals level. We have retained a team of sales and use tax specialists in Texas to assist us in this matter. If we are able to reach a mutually agreeable conclusion at the administrative appeals level, we expect that a conclusion may be reached by the end of 2004. In the event the matter is not resolved at administrative appeals, we would take the matter before the District Court. At the District Court level, we would anticipate a resolution no earlier than 2005. While we believe that we have a strong position in this matter, there can be no assurance that we will resolve this matter in our favor.

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

     On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The case was subsequently transferred to the United States District Court, Southern District of California. Our complaint alleges that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name: www.ntnwireless.com in violation of our trademark rights. LRS agreed to relinquish its rights to the domain name and we subsequently secured registration of www.ntnwireless.com. LRS filed a motion for change of venue seeking to have the matter transferred to the Northern District of Texas, as well as a motion to dismiss and a motion to strike under California's Anti-SLAPP statute. In March 2004, the Court ruled on the motions, denying the motions to transfer and to strike under Anti-SLAPP. Further, the Court ruled on the motion to dismiss, granting in part dismissal of the defamation, trade libel and intentional interference with prospective economic advantage claims and denying the motion to dismiss on the Lanham Act and unfair competition allegations. We intend to continue to vigorously pursue the remaining claims.

     In March 2004, we received correspondence from Open Table, Inc. ("Open Table") alleging breach of the non-compete provisions of the Asset Purchase Agreement entered into by and between Open Table and Breakaway International, Inc. ("Breakaway") in February 2002. Our NTN Software Solutions, Inc. subsidiary assumed certain obligations of Breakaway pursuant to the Asset Purchase Agreement we entered into with Breakaway in July 2003. In March 2004, we acknowledged receipt of the Open Table correspondence and advised Open Table that we were investigating the allegations set forth in such correspondence. On April 23, 2004, Open Table filed a complaint in the Superior Court of the State of California, County of San Francisco, against NTN Communications, Inc. f/k/a Breakaway International, Inc., alleging breach of contract, breach of implied covenant of good faith and fair dealing, intentional interference with economic relationship, negligent interference with economic relationship, fraud, accounting, constructive trust and declaratory relief. We intend to complete our investigation and to defend the action accordingly.

6. DEFERRED REVENUE - BUZZTIME

    In February 2003, we entered into a Trial Agreement with a major cable operator that involves developing the Buzztime channel for potential deployment on two different cable technology platforms within that operator's system. The Trial Agreement runs through December 2004. During the year ended December 31, 2003, the cable operator paid us an initial non-refundable amount of $100,000 and an additional payment of $200,000 under the Trial Agreement. The $200,000 payment was related to entering a trial on one of the two specified technology platforms. The cable operator has the right under the Trial Agreement to apply 50% of any amount paid under the agreement against future development and/or license fees paid by that operator to us for the carriage of the Buzztime channel through June 2004. During the year ended December 31, 2003, we recognized $150,000 of revenue related to this agreement. The remaining 50% of the two payments received to date, or $150,000, is reflected as deferred revenue-Buzztime on the accompanying consolidated balance sheet. The other $56,000 of deferred revenue - Buzztime on the accompanying consolidated balance sheet relates to $32,000 of deferred revenue arising from our agreement with Digeo Interactive LLC (Digeo), $20,000 of deferred revenue relating to our wireless cell phone agreement with Airborne Entertainment and to $4,000 of miscellaneous items.

7. ACCUMULATED COMPREHENSIVE LOSS

     Accumulated comprehensive loss is the combination of accumulated net unrealized losses on investment available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada into U.S. dollars using the period end exchange rate. Income and expenses were translated using the average exchange rates for the reporting period. For the three month periods ended March 31, 2004 and 2003, the components of accumulated other comprehensive loss were as follows:

                                                           Three Months Ended
                                                     --------------------------------
                                                     March 31, 2004    March 31, 2003
                                                     --------------    --------------
Beginning balance                                    $    (628,000)    $    (639,000)
Unrealized gain in investment available for sale            10,000             4,000
Foreign currency translation adjustments                   (15,000)               --
                                                     --------------    --------------
Ending balance                                       $    (633,000)    $    (635,000)
                                                     ==============    ==============

The comprehensive loss for each three month period ended March 31 was as follows:
                                                           Three Months Ended
                                                     --------------------------------
                                                     March 31, 2004    March 31, 2003
                                                     --------------    --------------
Net loss                                             $  (1,294,000)    $    (263,000)
Comprehensive income (loss)                                 (5,000)            4,000
                                                     --------------    --------------
Comprehensive net loss                               $  (1,299,000)    $    (259,000)
                                                     ==============    ==============

8. EQUITY PLACEMENT

            On January 30, 2004, we completed the sale of 3,943,661 shares of our common stock at $3.55 per share, resulting in gross proceeds of approximately $14.0 million, pursuant to an existing shelf registration filed under the Securities Act. Roth Capital Partners, LLC (Roth) acted as placement agent in the offering. After commissions and expenses, the net proceeds of this offering were approximately $13.0 million. The offering was purchased primarily by a number of institutional investors and by Media General, Inc., a related party, which invested approximately $2.0 million. Roth received a warrant for 236,619 shares with an exercise price of $3.91 per share as part of their compensation as underwriter of this offering. The shares underlying this warrant have not yet been registered.

9. SUBSEQUENT EVENTS

     On April 14, 2004, we settled the lawsuit filed against us in 1992 by Interactive Network, Inc. (now Two Way TV (US), Inc.) The litigation involved licensing and patent infringement issues in Canada. These actions related to the broadcast of the NTN iTV Network to subscribers of our former Canadian licensee (we acquired our licensee's operations in December 2003) and did not extend to our network operations in the United States or elsewhere. We settled the matter for $116,500. We recorded expense related to this matter in the first quarter of 2004, including the settlement amount, totaling approximately $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

    THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS REFLECT FUTURE EVENTS, RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES, INCLUDING STATEMENTS RELATED TO OUR STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND FINANCIAL POSITION OF NTN COMMUNICATIONS, INC. AND ITS SUBSIDIARIES. FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND OUR CURRENT EXPECTATIONS, ESTIMATES, FORECASTS, AND PROJECTIONS ABOUT THE INDUSTRIES IN WHICH WE OPERATE AND THE BELIEFS AND ASSUMPTIONS OF MANAGEMENT. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "COULD," "TARGETS," "PROJECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "MAY," "WILL," "WOULD," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION, ANY STATEMENTS WHICH REFER TO PROJECTIONS OF OUR FUTURE FINANCIAL PERFORMANCE, OUR ANTICIPATED GROWTH AND TRENDS IN OUR BUSINESSES, AND OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES, ARE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED THAT THESE FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT MAY BE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 UNDER THE SECTION ENTITLED "RISK FACTORS," AND IN OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT FOR ANY REASON.

OVERVIEW

    Our business is developing and distributing interactive entertainment and wireless information and communications products. We operate our business principally through two operating units: the NTN Hospitality Technologies division and Buzztime. The NTN Hospitality Technologies division includes the NTN iTV Network, NTN Wireless and Software Solutions segments.

     Revenues generated and operating income (loss) by our two business units are illustrated below. The data presented below includes allocations of corporate expenses.

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           2004                     2003
Revenues                                                           --------------------     --------------------
--------
NTN Hospitality Technologies division (includes "other revenues")  $  8,801,000    99 %     $  7,332,000    99%
Buzztime..............................                                   43,000     1%             7,000     1%
                                                                   --------------------     --------------------
          Total.......................                             $  8,844,000   100%      $  7,339,000   100%
                                                                   ====================     ====================

Operating Income (Loss)
-----------------------
NTN Hospitality Technologies division.                             $   (272,000)            $    781,000
Buzztime..............................                                 (982,000)                (953,000)
                                                                   -------------            -------------
          Total.......................                             $ (1,254,000)            $   (172,000)
                                                                   =============            =============

    NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from its wireless business with restaurant on-site paging systems, and from its hardware and software enterprise solutions.

    Buzztime's revenue is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties and from performance under a trial agreement with a major cable operator.

    Our objective is to leverage our unique interactive entertainment as a means of growing our business units--first, as a leading provider of interactive communications, entertainment and software offerings to the hospitality industry through the NTN Hospitality Technologies division. Second, as a leading developer and distributor of interactive entertainment for the in-home market through interactive television and wireless devices via Buzztime. To accomplish our objectives we are pursuing business strategies to:

    o Increase the number of hospitality locations serviced by the NTN iTV Network, NTN Wireless and Software Solutions. We intend to accomplish this increase by expanding our product offerings to include more value-added services, adding personnel to our sales force and providing new and updated content on a regular basis.

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

    o Increase revenues through current and new revenue sources. The NTN iTV Network receives service revenue from subscribing out-of-home locations as well as third-party advertising revenue and production services. We expect to continue generating revenue through these sources and, by growing our customer base, we also expect to see revenue growth in service and advertising revenue. Similarly, as Buzztime gains distribution with cable television operators, we expect to increase revenue through three sources: license fees paid by local cable television operators; fees paid by interactive television home subscribers for premium services or pay-per-play transactions; and advertising revenue. Both business units may also explore market opportunities to acquire complimentary businesses to increase revenues and earnings. To that end, we acquired the operations of Zoom Communications in April 2002 (now NTN Wireless), Breakaway International in July 2003 (now Software Solutions) and NTN Interactive Network (now NTN Canada) in December 2003.

    There can be no assurance, however, that we will be successful in executing this strategy.

CRITICAL ACCOUNTING POLICIES

    The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, financing operations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions:

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

    We do not have any of the following:

    o   Off-balance sheet arrangements

    o Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

    o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in NOTE 15 - RELATED PARTIES or in NOTE18 -- SUBSEQUENT EVENTS notes of the audited financial statements in our Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

    Operations for the three months ended March 31, 2004 resulted in a net loss of $1,294,000 compared to a net loss of $263,000 for the three months ended March 31, 2003.

REVENUES

    The revenues of the NTN Hospitality Technologies division increased by $1,469,000, or 20%, to $8,801,000 for the three months ended March 31, 2004 from $7,332,000 for the three months ended March 31, 2003. For the purpose of this analysis, the NTN iTV Network's revenues include $2,000 of "other" revenues for both 2004 and 2003. The revenue contribution from the three operating segments of the division for the three months ended March 31, 2004 and 2003 are shown in the following table:

             COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE
             -------------------------------------------------------

                                   Three Months Ended March 31,
                                  -----------------------------
                                      2004             2003           Change
                                  -------------   -------------   -------------
NTN iTV Network                   $  6,316,000    $  5,494,000    $    822,000
NTN Wireless                         1,539,000       1,838,000        (299,000)
Software Solutions                     946,000              --         946,000
                                  -------------   -------------   -------------
     Total Revenue of Division    $  8,801,000    $  7,332,000    $  1,469,000
                                  =============   =============   =============

    Within the NTN iTV Network there are several revenue contributors, including our subscription revenue from core hospitality operations, Canadian license revenue, as of December 15, 2003, revenue from our Canadian operations, advertising revenue and installation revenue. The primary revenue components are broken out in the following table:

                      COMPONENTS OF NTN ITV NETWORK REVENUE
                      -------------------------------------

                                   Three Months Ended March 31,
                                  -----------------------------
                                      2004             2003           Change
                                  -------------   -------------   -------------
U.S. Subscription Revenues        $  5,056,000    $  4,865,000    $    191,000
Canadian License Revenue                    --         293,000        (293,000)
Revenue from Canadian Operations       868,000              --         868,000
Advertising Revenue                    219,000          19,000         200,000
Installation Revenue                   173,000         317,000        (144,000)
                                  -------------   -------------   -------------
     NTN iTV Network              $  6,316,000    $  5,494,000    $    822,000
                                  =============   =============   =============

    As noted in the above table, our subscription revenue from core hospitality operations increased by $191,000, or 3.9%, in the first three months of 2004. Licensing revenues from our Canadian licensee ceased in the fourth quarter of 2003 as we finalized the acquisition of the operations of the licensee. On December 15, 2003, we acquired the operations of our Canadian licensee, so we now show the overall revenues of the Canadian operation rather than the previous license revenue.

    In the first three months of 2004, the NTN iTV Network generated advertising revenue of approximately $219,000 compared to approximately $19,000 in the first three months of 2003. This increase was due an improved performance domestically and to $49,000 in advertising revenues recorded by NTN Canada.

    Installation revenue associated with installing new customer locations decreased $144,000 as some of the deferred revenue associated with prior year installations has become fully amortized. Over the past two years we have adopted a strategy of charging new sites a lower installation fee and higher recurring monthly fees than our previous pricing. This strategy has had the beneficial impact of increasing our subscription revenues as noted in the above chart but it has also reduced the amount of deferred revenue that is recognized as installation revenue over an average customer life of three years. This trend coupled with the falloff of amortization of deferred revenue from prior years led to this lower level of installation revenue. We added 151 new sites in the first three months of 2004 compared to 119 new sites in the first three months of 2003.

    The NTN iTV Network customer site count in the United States at March 31, 2004 was 3,047. This was a decrease of 11 sites over March 31, 2003. Our Canadian site count at March 31, 2004 was approximately 400.

    Revenues from NTN Wireless declined by $299,000 from $1,838,000 in the first three months of 2003 to $1,539,000 in the first three months of 2004. The revenues in the 2003 period included the majority of the revenues that we derived from the chain wide rollout of our paging products at Darden's Olive Garden chain. There was no such chain wide rollout by a significant national chain in the 2004 period.

    Revenues from Software Solutions were $946,000 in the first three months of 2004. There were no Software Solutions revenues in the comparable 2003 period since we acquired the operations of Breakaway International on July 31, 2003. We deferred approximately $88,000 of software-related revenues that were booked in the three months ended March 31, 2004 in compliance with our software revenue recognition policies. That deferred revenue will be recognized over the ensuing twelve months.

    Buzztime service revenues increased $36,000 to $43,000 in the first three months of 2004 from $7,000 in the first three months of 2003. The increase was primarily due to revenues recognized under an agreement with a Canadian satellite operator and licensing revenues from SusCom.

    As a result of the above factors, NTN's consolidated revenues increased $1,505,000, or 20.5%, to $8,844,000 in the first three months of 2004 from $7,339,000 in the first three months of 2003.

OPERATING EXPENSES

    Direct operating costs increased $98,000, or 3.3%, to $3,102,000 in the first three months of 2004 from $3,004,000 in the first three months of 2003. The following table compares the direct costs for each of our operating segments between the first three months of 2004 and 2003:

                             DIRECT OPERATING COSTS
                             ----------------------
                                   Three Months Ended March 31,
                                  -----------------------------
                                      2004             2003           Change
                                   -------------   -------------   -------------
NTN iTV Network                    $  1,635,000    $  1,590,000    $     45,000
NTN Wireless                          1,010,000       1,169,000        (159,000)
Software Solutions                      173,000              --         173,000
                                   -------------   -------------   -------------
  Hospitality Technologies division   2,818,000       2,759,000          59,000
Buzztime                                284,000         245,000          39,000
                                   -------------   -------------   -------------
  Consolidated Company             $  3,102,000    $  3,004,000    $     98,000
                                   =============   =============   =============

    The two primary drivers in the $98,000 increase in our direct operating costs were the $173,000 increase in Software Solutions and the $159,000 decrease in NTN Wireless. As noted above, we did not operate the Software Solutions segment in the 2003 period. Excluding that new segment, our operating costs would have decreased by $75,000.

    The $159,000 decrease in the direct operating costs of NTN Wireless was largely related to the cost of goods sold associated with the NTN Wireless revenue decrease of $299,000 noted above. This decrease was expected since we did not have a chain-wide rollout of a national restaurant chain in the first three months of 2004 as we had with the Olive Garden chain in the first three months of 2003. Our gross margin in the NTN Wireless segment in the first three months of 2004 was 34.4%, a 2.0% decrease from the 36.4% gross margin we recorded in the first quarter of 2003. This gross margin decrease was due to increased competitive activities in the wireless market place.

    The $45,000 increase in the direct operating costs of our core NTN iTV Network segment was primarily due to approximately $236,000 of direct operating costs related to the ongoing conversion of our customer sites to our new two-way VSAT technology. There was no such VSAT-related expense in the first three months of 2003. This VSAT-related expenses were planned items. That $236,000 VSAT-related increase was partially offset by a variety of other factors, including a reduction of telephone expenses of approximately $97,000. The reduction in telephone expenses was due to a decline in our phone rates and to the conversion of a portion of our installed customer bases to VSAT.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (SG&A) increased $2,468,000 or 60.1%, to $6,576,000 in the first three months of 2004 from $4,108,000 in the first three months of 2003. The following table compares the selling, general and administrative expenses for each of our operating segments between the first three months of 2004 and 2003:

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                  --------------------------------------------
                                   Three Months Ended March 31,
                                  -----------------------------
                                      2004             2003           Change
                                   -------------   -------------   -------------

NTN iTV Network                    $  4,148,000    $  3,073,000    $  1,075,000
NTN Wireless                            427,000         395,000          32,000
Software Solutions                    1,272,000              --       1,272,000
                                   -------------   -------------   -------------
  Hospitality Technologies division   5,847,000       3,468,000       2,379,000
                                   -------------   -------------   -------------
Buzztime                                729,000         640,000          89,000
                                   -------------   -------------   -------------
  Consolidated Company             $  6,576,000    $  4,108,000    $  2,468,000
                                   =============   =============   =============

    SG&A expenses in the first three months of 2004 included the SG&A expenses of Software Solutions and NTN Canada compared to the first three months of 2003, which did not include the operations of either of those units. The $1,075,000 SG&A increase in the NTN iTV Network segment was partially due to $421,000 of SG&A expenses in our new NTN Canada subsidiary. Another significant factor was approximately $200,000 of expenses related to the costs and eventual settlement of the Two Way TV litigation in Canada. The remainder of the SG&A increase in the NTN iTV Network came from a variety of items including: bad debt expense (up $68,000), marketing expenses (up $45,000), facilities expenses (up $23,000) and increases in salaries and related expenses (up $250,000). Bad debt expense increased as function of the receivables growth associated with our revenue increase noted above. Marketing expenses increased due to trade show activity and the stepped up production of marketing materials. The increases in facilities expenses and salaries and related expenses were partially related to the operations of NTN Canada and to the hiring of additional personnel in the United States. SG&A expenses include an allocation of our corporate SG&A to the segments based on a variety of factors, including headcount, square footage of facilities and other factors.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization not related to direct operating costs increased $14,000, or 4.4%, to $336,000 in the first three months of 2004 from $322,000 in the first three months of 2003. This increase was due to amortization of intangible assets that we added as a result of the Software Solutions and NTN Canada transactions in the second half of 2003.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased $7,000 to $84,000 in the first three months of 2004 from $77,000 in the first three months of 2003, due primarily to projects to develop new technologies for the iTV network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

    Interest income in the first three months of 2004 was $19,000 while we did not have any interest income in the first three months of 2003. The interest income in 2004 arose from investing the proceeds of our January 2004 equity offering into short term United States governmental agency securities. We had no interest income in the first three months of 2003 because we were a net borrower at that time.

    Interest expense decreased $55,000, or 59.1%, to $38,000 in the first three months of 2004, compared to $93,000 in the first three months of 2003, due primarily to the paydown of the balance on our revolving line of credit following the completion of our equity offering in January 2004.

MINORITY INTEREST

    Minority interest in loss of consolidated subsidiary was $10,000 in the first three months of 2003, which represented an allocation of six percent of Buzztime's losses for only the first half of the month of January 2003 since Scientific-Atlanta converted their minority interest in the Buzztime subsidiary into NTN common stock on January 16, 2003.

INCOME TAXES

    The NTN Hospitality Technologies division is expected to report taxable income for the year ended December 31, 2004. For federal income tax reporting purposes and in unitary states where the NTN iTV Network may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. As a result, NTN Hospitality Technologies recorded a state tax provision of $21,000 in the first three months of 2004. This was a $13,000 increase over the $8,000 provision for income taxes recorded in the first three months of 2003. The primary factor in the increase is due to the expected profitability of NTN Wireless in 2004 compared to a loss in 2003.

EBITDA

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like NTN that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings.

    Our EBITDA decreased by $1,217,000 to negative $314,000 in the first three months of 2004 from EBITDA of $903,000 in the first three months of 2003. This EBITDA decrease was primarily due to the increase in our net loss of $1,031,000 in 2004 coupled with a decrease in depreciation expense of $125,000.

    The following table reconciles our net loss per GAAP to EBITDA:

                                                       THREE MONTHS ENDED
                                                             MARCH 31
                                                 -------------------------------
                                                    2004                2003
                                                 ------------       ------------
EBITDA CALCULATION

Net loss per GAAP                                $(1,294,000)       $  (263,000)
   Interest expense (net)                             19,000             93,000
   Depreciation and amortization                     940,000          1,065,000
   Income taxes                                       21,000              8,000
                                                 ------------       ------------
          EBITDA                                 $  (314,000)       $   903,000
                                                 ============       ============

On a segment basis, our segments generated EBITDA levels as presented below:

($000)                                                   THREE MONTHS ENDED
                                                           MARCH 31, 2004
EBITDA CALCULATION:                -------------------------------------------------------------
                                   NTN iTV     NTN     SOFTWARE    HOSP.
                                   NETWORK   WIRELESS  SOLUTIONS  TECH DIV.  BUZZTIME    TOTAL
                                   --------  --------  --------   --------   --------   --------
Net income (loss)                  $   197   $    55   $  (564)   $  (312)   $  (982)   $(1,294)

   Interest expense (net)               19        --        --         19         --         19
   Depreciation and amortization       686        36        97        819        121        940
   Income taxes                         21        --        --         21         --         21
                                   --------  --------  --------   --------   --------   --------
EBITDA                             $   923   $    91   $  (467)   $   547    $  (861)   $  (314)
                                   ========  ========  ========   ========   ========   ========

($000)                                                  THREE MONTHS ENDED
                                                           MARCH 31, 2003
EBITDA CALCULATION:                -------------------------------------------------------------
                                   NTN iTV    NTN iTV  SOFTWARE     HOSP.
                                   NETWORK   WIRELESS  SOLUTIONS  TECH DIV.  BUZZTIME    TOTAL
                                   --------  --------  --------   --------   --------   --------
Net income (loss)                  $   439   $   241   $    --    $   680    $  (943)   $  (263)

   Interest expense (net)               93        --        --         93         --         93
   Depreciation and amortization                 889        32         --        921        144
   Income taxes                          8        --        --          8         --          8
                                   --------  --------  --------   --------   --------   --------
EBITDA                             $ 1,429   $   273   $    --    $ 1,702    $  (799)   $   903
                                   ========  ========  ========   ========   ========   ========

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2004, we had cash and cash equivalents of $12,498,000 and working capital (current assets in excess of current liabilities) of $11,625,000, compared to cash and cash equivalents of $2,503,000 and working capital of $765,000 at December 31, 2003. Net cash provided by (used in) operating activities was $(1,103,000) for the three months ended March 31, 2004 and $922,000 for the three months ended March 31, 2003.

    Net cash used in investing activities was $686,000 for the three months ended March 31, 2004 compared with $215,000 for the three months ended March 31, 2003. Included in net cash used in investing activities for the three months ended March 31, 2004 was $494,000 in capital expenditures largely related to the ongoing process of converting our NTN iTV Network installed customer base to the new VSAT satellite technology. The two components of net cash used in investing activities for the three months ended March 31, 2003 were $154,000 of capital expenditures and $61,000 of software development expenditures.

    Net cash provided by financing activities was $11,782,000 for the three months ended March 31, 2004 compared to $645,000 for the three months ended March 31, 2003. The cash provided by financing activities for the three months ended March 31, 2004 included $13,001,000 of proceeds from our equity offering in January 2004 and $101,000 from the exercise of stock options and warrants. These proceeds were partially offset by $1,000,000 of principal payments on the revolving line of credit, $276,000 of principal payments on notes payable and $44,000 of principal payments on capital leases. In the first three months of 2003, we raised $975,000 in net proceeds from an investment by Robert Bennett, a related party and $25,000 from the exercise of stock options and warrants.

JANUARY 2004 FINANCING

            On January 30, 2004, we completed the sale of 3,943,661 shares of our common stock at $3.55 per share, resulting in gross proceeds of approximately $14.0 million, pursuant to an existing shelf registration filed under the Securities Act. Roth Capital Partners, LLC (Roth) acted as placement agent in the offering. After commissions and expenses, the net proceeds of this offering were approximately $13.0 million. The offering was purchased primarily by a number of institutional investors and by Media General, Inc., a related party, which invested approximately $2.0 million. Roth received a warrant for 236,619 shares with an exercise price of $3.91 per share as part of their compensation as underwriter of this offering. The shares underlying this warrant have not yet been registered.

FUTURE FINANCING NEEDS

    In light of the recent completion of the January 2004 financing, it is unlikely that we will require additional financing in the next twelve months. Our capital requirements over the next twelve months will depend upon the growth of our two business units. In either a low growth scenario (for example, net site growth of 100 sites in the NTN iTV Network and a couple of incremental commercial trials of the Buzztime trivia channel) or a more rapid growth scenario in either or both business units, utilization of our cash and existing line of credit is expected to be sufficient to cover our financing requirements for the next twelve months.

    Our liquidity and capital resources, while stronger than in recent years, remain limited and this may constrain our ability to operate and grow our business.

    Future capital investment for our new satellite network and for new site installations, cash used for acquisitions and expenditures for Buzztime will likely cause our cash expenditures to exceed cash inflows, though we currently do not anticipate using more than $5 million over the next twelve months based on the above low growth scenario. We expect the level of expenditures in Buzztime to increase over the next twelve months as we are field-testing the channel with Time Warner in Portland, Maine and now with Comcast Cable in Baltimore, Maryland. We also continue in the pre-field testing phase with certain other cable operators.

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

    The NTN Hospitality Technologies division has transmitted its data through the FM2 satellite platform for more than ten years. That arrangement is scheduled to end in February 2005. We have entered into equipment purchase and satellite service agreements to convert the division to a much higher speed, two-way VSAT (Very Small Aperture Technology) satellite technology over the two-year period ending February 2005. These agreements are with the same reseller of satellite services that provided the FM2 satellite platform to us. This anticipated conversion of our network transmissions to a two-way satellite technology will require a significant use of capital resources. We believe that the conversion of our U.S. customer locations may require incremental capital expenditures of up to $4.5 million and increased cash operating expenses (including estimated installation costs) of up to $2.5 million over the two-year conversion period, which will lower our historical positive cash flow. As of March 31, 2004, approximately 26% of sites had been converted to VSAT. During the two-year conversion period, we believe that this upgrade will have a moderately adverse impact on our earnings when compared with what earnings would have been without the expenditures. The offsetting benefits of the installation include the elimination, at completion, of telecom costs that currently average approximately $660,000 per year and an expected increase of revenues from the sites.

    We also believe that NTN Canada will require a significant amount of capital investment. The previous owner did not convert the Canadian customer base from the older, DOS-based platform to our newer, Windows-based DITV Network, which we believe adversely affected growth and licensing revenue in that market. To address future growth strategies in Canada, we plan to convert the customer base of approximately 400 sites to both DITV and VSAT over the next 12 months. This investment may be on the order of $1.4 million. However, we believe that the majority or perhaps all of the Canadian capital expenditures will be financed through operating cash flow we generate in Canada.

    We believe that NTN Wireless will continue to generate working capital requirements to purchase inventories in advance of projected sales. No significant levels of fixed asset additions are expected in this segment for the next twelve months. Given the assumption that this segment's current level of profitability continues over the next twelve months, this segment should cover its working capital requirements over that period.

    Software Solutions currently requires ongoing capital resources to cover its operating losses. It is likely that Software Solutions will require $1 to $2 million of working capital over the next twelve months. The current activities of the segment do not require significant fixed asset additions. However, we are considering entering into a trial agreement with a customer to handle an expanded set of support services. This trial agreement carries capital requirements of approximately $200,000 and, if successful, should increase the profitability of this segment in 2005 and beyond.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to risks related to, stock market fluctuations, interest rates and currency exchange rates. As of March 31, 2004, we owned common stock of an Australian company that is subject to market risk. At March 31, 2004, the carrying value of this investment was $199,000, which is net of a $618,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At March 31, 2004, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $20,000 in the carrying value of the investment.

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

INTERACTIVE NETWORK, INC.

     We have been involved as a plaintiff or defendant in various previously reported lawsuits in both the United States and Canada involving Interactive Network, Inc. ("IN"). We reached a resolution with IN of all pending disputes in the United States and agreed to private arbitration regarding any future licensing, copyright or infringement issues which may arise between us. On April 14, 2004, we reached a settlement in connection with two lawsuits involving us, our unaffiliated Canadian licensee and IN, which were filed in Canada in 1992. The litigation involved licensing and patent infringement issues. These actions related only to the broadcast of the NTN Network to subscribers of our Canadian licensee and did not extend to our network operations in the United States or elsewhere. In April 2002, Two Way TV (US), Inc., was created as a joint venture between IN and Two Way TV Limited. Two Way TV (US) was incorporated in Delaware on January 10, 2000 to develop and market IN's patent portfolio and Two Way TV Limited's content, technology and patents for digital interactive services. As a result of a merger with IN, Two Way TV (US) now owns and controls all of IN's intellectual property. The parties have negotiated the terms of a settlement and the trial that was scheduled to begin on April 19, 2004 has been canceled. We recorded expense related to this matter in the first quarter of 2004, including the settlement amount, totaling approximately $200,000.

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

     On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The case was subsequently transferred to the United States District Court, Southern District of California. Our complaint alleges that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name: www.ntnwireless.com in violation of our trademark rights. LRS agreed to relinquish its rights to the domain name and we subsequently secured registration of www.ntnwireless.com. LRS filed a motion for change of venue seeking to have the matter transferred to the Northern District of Texas, as well as a motion to dismiss and a motion to strike under California's Anti-SLAPP statute. In March 2004, the Court ruled on the motions, denying the motions to transfer and to strike under Anti-SLAPP. Further, the Court ruled on the motion to dismiss, granting in part dismissal of the defamation, trade libel and intentional interference with prospective economic advantage claims and denying the motion to dismiss on the Lanham Act and unfair competition allegations. We intend to continue to vigorously pursue the remaining claims.

OPEN TABLE

     In March 2004, we received correspondence from Open Table, Inc. ("Open Table") alleging breach of the non-compete provisions of the Asset Purchase Agreement entered into by and between Open Table and Breakaway International, Inc. ("Breakaway") in February 2002. Our NTN Software Solutions, Inc. subsidiary assumed certain obligations of Breakaway pursuant to the Asset Purchase Agreement we entered into with Breakaway in July 2003. In March 2004, we acknowledged receipt of the Open Table correspondence and advised Open Table that we were investigating the allegations set forth in such correspondence. On April 23, 2004, Open Table filed a complaint in the Superior Court of the State of California, County of San Francisco, against NTN Communications, Inc. f/k/a Breakaway International, Inc., alleging breach of contract, breach of implied covenant of good faith and fair dealing, intentional interference with economic relationship, negligent interference with economic relationship, fraud, accounting, constructive trust and declaratory relief. We intend to complete our investigation and to defend the action accordingly.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On January 30, 2004, we completed the sale of 3,943,661 shares of our common stock at $3.55 per share, resulting in gross proceeds of approximately $14.0 million, pursuant to an existing shelf registration filed under the Securities Act. Roth Capital Partners, LLC acted as placement agent in the offering. After commissions and expenses, the net proceeds of this offering were approximately $13.0 million. The offering was purchased primarily by a number of institutional investors and by Media General, Inc., a related party, which invested approximately $2.0 million. Roth Capital Partners, LLC received a warrant for 236,619 shares with an exercise price of $3.91 per share as part of their compensation as underwriter of this offering. The shares underlying this warrant have not yet been registered.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We held our annual meeting of shareholders on April 23, 2004. The following matters were voted upon at such meeting:

    1. To elect three directors to hold office until the 2007 annual meeting of stockholders and until their respective successors are duly elected and qualified:

                                ROBERT M. BENNETT
                      Votes in Favor.............45,084,938
                      Abstentions ........................0

                                ROBERT B. CLASEN
                      Votes in Favor.............40,904,338
                      Abstentions ........................0

                               ESTHER L. RODRIGUEZ
                      Votes in Favor.............33,469,816
                      Abstentions ........................0

    Each of Mr. Bennett, Mr. Clasen and Ms. Rodriguez were elected as directors to hold office until the annual meeting of stockholders in 2007 and until each of their respective successors is duly elected and qualified. The following directors were not subject to election and their term of office continued after the meeting: Gary Arlen, Barry Bergsman, Vincent Carrino, Michael Fleming, Neal Fondren and Stanley B. Kinsey.

    2. To adopt the NTN Communications, Inc. 2004 Performance Incentive Plan:

                      Votes In Favor .............8,779,226
                      Votes Against .............10,544,692
                      Abstentions ..................566,288
                      Broker Non-Votes...........26,107,031

    The proposal to adopt the NTN Communications, Inc. 2004 Performance Incentive Plan was defeated.


    3. To ratify the appointment of KPMG LLP as independent accountants of NTN for the fiscal year ending December 31, 2004.

                      Votes In Favor ............45,149,776
                      Votes Against .................94,564
                      Abstentions ..................752,897

    The proposal for ratification of the appointment of KPMG LLP was approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

      4.1    Form of Common Stock Warrant by and between Roth Capital Partners,
             LLC and NTN Communications, Inc. (2)
      10.1   Placement Agency Agreement dated January 26, 2004 by and between
             Roth Capital Partners and NTN Communications, Inc. (2)
      10.2   Asset Purchase Agreement dated December 15, 2003 by and among NTN
             Canada, Inc., NTN Communications, Inc., NTN Interactive Network,
             Inc., and Chell Group Corporation (3)
      31     Rule 13a-14(a) Certifications (1)
      32     Section 1350 Certifications (4)
_____________
(1)      Filed herewith.
(2) Previously filed as an exhibit to NTN Communication, Inc.'s report on Form 8-K dated January 29, 2004 and incorporated herein by reference.
(3) Previously filed as an exhibit to NTN Communication, Inc.'s registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
(4)      Furnished concurrently herewith.

(b) Reports on Form 8-K.

    On January 7, 2004, we filed a current report on Form 8K (event date January 6, 2004) to report under Item 5. Other Events that our Buzztime Entertainment, Inc. subsidiary and EchoStar Communications Corporation entered into an agreement to offer Buzztime interactive TV trivia games on a subscription basis in 2004.

    On January 29, 2004, we filed a report on Form 8K (event date January 26,
2004) to report under Item 5. Other Events that we entered into a placement agency agreement with Roth Capital Partners, LLC with respect to the offer and sale of up to 3,943,661 shares of common stock, par value $0.005 per share, to selected investors, which resulted in net proceeds of approximately $13.0 million, after deduction of expenses of the offering, including placement agent fees and expenses.

    On March 16, 2004, we filed a current report on Form 8K (event date March 15, 2004) to report under Item 12. Results of Operations and Financial Conditions. The information in such report shall not be deemed "filed" with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934 nor otherwise subject to the liabilities of that section.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             NTN COMMUNICATIONS, INC.

Date: May 10, 2004                           By: /s/ James B. Frakes
                                                 -------------------------------
                                                 James B. Frakes
                                                 Authorized Signatory and Chief
                                                 Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
----------   -------------------------------------------------------------------

   4.1       Form of Common Stock Warrant by and between Roth Capital Partners,
             LLC and NTN Communications, Inc. (2)
  10.1       Placement Agency Agreement dated January 26, 2004 by and between
             Roth Capital Partners and NTN Communications, Inc. (2)
  10.2       Asset Purchase Agreement dated December 15, 2003 by and among NTN
             Canada, Inc., NTN Communications, Inc., NTN Interactive Network,
             Inc., and Chell Group Corporation (3)
    31       Rule 13a-14(a) Certifications (1)
    32       Section 1350 Certifications (4)
_____________
(1)      Filed herewith.
(2) Previously filed as an exhibit to NTN Communication, Inc.'s report on Form 8-K dated January 29, 2004 and incorporated herein by reference.
(3) Previously filed as an exhibit to NTN Communication, Inc.'s registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
(4)      Furnished concurrently herewith.