Form 10-Q
period 2004-06-30
NTN COMMUNICATIONS INC
filed 2004-08-09
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

     YES [X]  NO [  ]

     At August 4, 2004, the registrant had outstanding 52,852,000 shares of common stock, $.005 par value.


                                         PART I--FINANCIAL INFORMATION

                                         ITEM 1. FINANCIAL STATEMENTS.

                                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Balance Sheets

                                                                       JUNE 30,
                                                                         2004            DECEMBER 31,
                     ASSETS (PLEDGED)                                 (UNAUDITED)            2003
                                                                    --------------      --------------
Current assets:
    Cash and cash equivalents                                       $  10,817,000       $   2,503,000
    Accounts receivable, net                                            2,982,000           2,324,000
    Investment available-for-sale                                         170,000             189,000
    Inventory                                                             446,000             404,000
    Deposits on broadcast equipment                                        66,000              34,000
    Deferred costs                                                        692,000             493,000
    Prepaid expenses and other current assets                           1,027,000             757,000
                                                                    --------------      --------------
                 Total current assets                                  16,200,000           6,704,000

Broadcast equipment and fixed assets, net                               4,947,000           4,398,000
Software development costs, net                                           729,000             676,000
Deferred costs                                                            617,000             505,000
Intangible assets, net                                                  4,319,000           4,800,000
Goodwill                                                                3,575,000           3,490,000
Other assets                                                               57,000              57,000
                                                                    --------------      --------------
                 Total assets                                       $  30,444,000       $  20,630,000
                                                                    ==============      ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   1,497,000       $     612,000
    Accrued expenses                                                    1,916,000           3,174,000
    Sales tax payable                                                     226,000             219,000
    Income taxes payable                                                   12,000              39,000
    Obligations under capital leases                                      140,000             165,000
    Equipment note payable                                                 85,000              46,000
    Deferred revenue - Buzztime                                           194,000             206,000
    Deferred revenue                                                    1,649,000           1,478,000
                                                                    --------------      --------------
                 Total current liabilities                              5,719,000           5,939,000

Obligations under capital leases, excluding current portion               118,000             181,000
Revolving line of credit                                                       --           1,000,000
Deferred revenue, excluding current portion                               294,000             262,000
Equipment note payable, excluding current portion                         279,000             184,000
                                                                    --------------      --------------
                 Total liabilities                                      6,410,000           7,566,000
                                                                    --------------      --------------

Shareholders' equity:
    Series A 10% cumulative convertible preferred stock,
       $.005 par value, 5,000,000 shares authorized;
       161,000 shares issued and outstanding at June 30,
       2004 and December 31, 2003                                           1,000               1,000
    Common stock, $.005 par value, 84,000,000 shares
       authorized; 52,832,000 and 48,623,000 shares issued and
       outstanding at June 30, 2004 and December 31, 2003,
       respectively                                                       264,000             242,000
    Additional paid-in capital                                        108,633,000          95,239,000
    Accumulated deficit                                               (84,158,000)        (81,790,000)
    Accumulated other comprehensive loss                                 (706,000)           (628,000)
                                                                    --------------      --------------
                 Total shareholders' equity                            24,034,000          13,064,000
                                                                    --------------      --------------
                Total liabilities and shareholders' equity          $  30,444,000       $  20,630,000
                                                                    ==============      ==============

                     See accompanying notes to unaudited consolidated financial statements

                                                      2


                                             NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Operations (Unaudited)

                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              --------------------------------      --------------------------------
                                                                JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                                  2004               2003               2004               2003
                                                              -------------      -------------      -------------      -------------
Revenues:
    Hospitality Technologies revenues                         $  8,477,000       $  6,640,000       $ 17,276,000       $ 13,970,000
    Buzztime service revenues                                       39,000             58,000             82,000             65,000
    Other revenues                                                  12,000              3,000             14,000              5,000
                                                              -------------      -------------      -------------      -------------

          Total revenues                                         8,528,000          6,701,000         17,372,000         14,040,000
                                                              -------------      -------------      -------------      -------------

Operating expenses:
    Direct operating costs (includes depreciation of
     $636,000, $728,000, $1,240,000 and
     $1,471,000 for the three months ended June 30,
     2004 and 2003 and for the six months
     ended June 30, 2004 and 2003, respectively)                 2,821,000          2,488,000          5,922,000          5,492,000
    Selling, general and administrative                          6,585,000          4,631,000         13,162,000          8,739,000
    Depreciation and amortization                                  316,000            257,000            652,000            579,000
    Research and development                                        88,000             87,000            172,000            164,000
                                                              -------------      -------------      -------------      -------------

          Total operating expenses                               9,810,000          7,463,000         19,908,000         14,974,000
                                                              -------------      -------------      -------------      -------------

Operating loss                                                  (1,282,000)          (762,000)        (2,536,000)          (934,000)
                                                              -------------      -------------      -------------      -------------

Other income (expense):
    Interest income                                                 23,000              3,000             42,000              3,000
    Interest expense                                               (28,000)           (74,000)           (66,000)          (167,000)
    Other income                                                   225,000                 --            225,000                 --
                                                              -------------      -------------      -------------      -------------

          Total other income (expense)                             220,000            (71,000)           201,000           (164,000)
                                                              -------------      -------------      -------------      -------------

Loss before minority interest in loss of consolidated
   subsidiary and income taxes                                  (1,062,000)          (833,000)        (2,335,000)        (1,098,000)
Minority interest in loss of consolidated subsidiary                    --                 --                 --             10,000
                                                              -------------      -------------      -------------      -------------

Net loss before income taxes                                    (1,062,000)          (833,000)        (2,335,000)        (1,088,000)
Provision for income taxes                                          12,000              7,000             33,000             15,000
                                                              -------------      -------------      -------------      -------------

          Net loss                                            $ (1,074,000)      $   (840,000)      $ (2,368,000)      $ (1,103,000)
                                                              =============      =============      =============      =============

Net loss per common share - basic and diluted:                $      (0.02)      $      (0.02)      $      (0.05)      $      (0.03)
                                                              =============      =============      =============      =============

 Weighted average shares outstanding - basic and diluted        52,703,000         44,756,000         52,290,000         43,413,000
                                                              =============      =============      =============      =============

                               See accompanying notes to unaudited consolidated financial statements

                                                                3


                                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                           JUNE 30,          JUNE 30,
                                                                             2004              2003
                                                                        -------------      -------------
Cash flows provided by operating activities:
    Net loss                                                            $ (2,368,000)      $ (1,103,000)
    Adjustments to reconcile net loss to
       net cash provided (used in) by operating activities:
          Depreciation and amortization                                    1,892,000          2,050,000
          Provision for doubtful accounts                                    219,000            289,000
          Non-cash stock-based compensation charges                           94,000             91,000
          Minority interest in loss of consolidated subsidiary                    --            (10,000)
          Non-cash interest expense                                               --             14,000
          Accreted interest expense                                               --              3,000
          Loss from disposition of equipment                                  18,000             43,000
          Changes in assets and liabilities:
            Restricted cash                                                       --           (169,000)
            Accounts receivable                                             (884,000)           (30,000)
            Inventory                                                        (42,000)           (83,000)
            Deferred costs                                                  (311,000)           106,000
            Prepaid expenses and other assets                               (274,000)          (139,000)
            Accounts payable and accrued expenses                           (336,000)           358,000
            Income taxes payable                                             (27,000)           (14,000)
            Deferred revenue                                                 193,000           (616,000)
                                                                        -------------      -------------

               Net cash provided by (used in) operating activities        (1,826,000)           790,000
                                                                        -------------      -------------

Cash flows from investing activities:
    Capital expenditures                                                  (1,218,000)          (632,000)
    Acquisition of businesses                                                (82,000)                --
    Software development expenditures                                       (194,000)                --
    Deposits on broadcast equipment                                          (32,000)          (108,000)
                                                                        -------------      -------------

               Net cash used in investing activities                      (1,526,000)          (740,000)
                                                                        -------------      -------------

Cash flows from financing activities:
    Principal payments on capital leases                                     (86,000)          (115,000)
    Principal payments on equipment notes payable                           (571,000)          (244,000)
    Borrowings from revolving line of credit                                      --         13,260,000
    Principal payments on revolving line of credit                        (1,000,000)       (13,724,000)
    Proceeds from issuance of common stock,
       net of offering expenses                                           13,001,000          3,748,000
    Proceeds from exercise of stock options and warrants                     320,000            258,000
                                                                        -------------      -------------

               Net cash provided by financing activities                  11,664,000          3,183,000
                                                                        -------------      -------------

Net increase in cash and cash equivalents                                  8,312,000          3,233,000

Effect of exchange rate on cash                                                2,000                 --

Cash and cash equivalents at beginning of period                           2,503,000            577,000
                                                                        -------------      -------------
Cash and cash equivalents at end of period                              $ 10,817,000       $  3,810,000
                                                                        =============      =============

                     See accompanying notes to unaudited consolidated financial statements

                                                      4


                              NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                               SIX MONTHS ENDED
                                                                           JUNE 30,          JUNE 30,
                                                                             2004              2003
                                                                        --------------     -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                                      $   66,000      $  152,000
                                                                        ===========     ===========

          Income taxes                                                  $   72,000      $   29,000
                                                                        ===========     ===========

Supplemental disclosure of non-cash investing and
  financing activities:
       Issuance of common stock in payment of interest                  $       --      $   54,000
                                                                        ===========     ===========

       Equipment acquired under capital leases and notes payable        $  674,000      $  499,000
                                                                        ===========     ===========

       Unrealized holding loss on investments                           $   19,000      $   10,000
                                                                        ===========     ===========

       Issuance of treasury stock in payment of board compensation      $       --      $   44,000
                                                                        ===========     ===========

       Issuance of common stock in payment of dividends                 $    8,000      $    8,000
                                                                        ===========     ===========

       Issuance of warrants in association with equity offering         $  655,000      $  460,000
                                                                        ===========     ===========

       Conversion of Senior Subordinated Notes into common stock        $       --      $2,000,000
                                                                        ===========     ===========

       Conversion of Buzztime Preferred Series A into common stock      $       --      $  633,000
                                                                        ===========     ===========

       Issuance of common stock for licensed technology                 $       --      $1,000,000
                                                                        ===========     ===========

       Costs of acquisition                                             $   36,000      $  633,000
                                                                        ===========     ===========

                See accompanying notes to unaudited consolidated financial statements

                                                 5

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2004

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

     The consolidated financial statements for the three months and six months ended June 30, 2004 and 2003 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003.

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

     We applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for our stock options. No compensation expense has been recognized for the options granted under the Special Plan and the Option Plan unless the grants were issued at exercise prices below market value. Pro forma compensation expense is based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123. The following table represents the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148.

                                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                  JUNE 30,                      JUNE 30,
                                                                                  --------                      --------
                                                                             2004          2003           2004           2003
                                                                        -------------  -------------  -------------  -------------
Net loss             As reported......................................  $  1,074,000   $    840,000   $  2,368,000   $  1,103,000
                     Add: stock-based employee compensation expense
                          included in reported net loss, net of
                          related tax effects.........................            --         (2,000)        (2,000)        (4,000)
                     Deduct: stock-based employee compensation
                          expense, net of related tax effects.........       417,000        256,000        777,000        542,000
                                                                        -------------  -------------  -------------  -------------
                     Pro forma net loss...............................  $  1,491,000   $  1,094,000   $  3,143,000   $  1,641,000
Basic and diluted    As reported......................................  $       0.02   $       0.02   $       0.05   $       0.03
net loss per share   Pro forma........................................  $       0.03   $       0.02   $       0.06   $       0.04

     The per share weighted-average fair value of stock options granted during the three months ended June 30, 2004 and 2003 was $2.02, and $1.09, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004 -- dividend yield of 0%, risk-free interest rate of 3.29%, expected volatility of 88.25%, and expected life of 4.0 years; and 2003 -- dividend yield of 0%, risk-free interest rate of 1.77%, expected volatility of 90.90%, and expected life of 3.0 years. In compliance with APB No. 25, we expensed $0 and $2,000 for the three months ended June 30, 2004 and 2003, associated with the grants of 80,000 options in 2000 below market value pursuant to the Option Plan.

     The per share weighted-average fair value of stock options granted during the six months ended June 30, 2004 and 2003 was $2.61, and $0.78, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004 -- dividend yield of 0%, risk-free interest rate of 3.04%, expected volatility of 90.86%, and expected life of 4.7 years; and 2003 -- dividend yield of 0%, risk-free interest rate of 2.68%, expected volatility of 112.2%, and expected life of 4.2 years. In compliance with APB No. 25, we expensed $2,000 and $4,000 for the six months ended June 30, 2004 and 2003, respectively, associated with the grants of 80,000 options in 2000 below market value pursuant to the Option Plan.

3. LOSS PER SHARE

     For the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003, options, warrants, convertible preferred stock and convertible notes representing approximately 12,095,000, 12,244,000, 11,936,000 and 12,100,000 potential common shares, respectively, have been excluded from the computation of net loss per share, as their effect was anti-dilutive.

4. SEGMENT INFORMATION

     We operate our businesses principally through four reportable segments: the NTN iTV Network, NTN Wireless Communications, Inc. ("NTN Wireless") and NTN Software Solutions, Inc. ("Software Solutions"), which combine to form the NTN Hospitality Technologies division, and our Buzztime Entertainment, Inc. subsidiary ("Buzztime"). The NTN Hospitality Technologies division provides entertainment, promotional services and on-site communications and management products to the hospitality industry. Buzztime operates our live broadcast studio, produces our trivia and live sports "Play-Along" content to both the NTN iTV Network and new consumer interactive platforms, and is selling the Buzztime(R) interactive television channel to U.S. cable TV operators.

     Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the Buzztime segment and the three segments within the NTN Hospitality Technologies division. NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from advertising sold for distribution via the interactive entertainment service, from its wireless business with restaurant on-site paging systems, stored-value gift cards and loyalty programs and electronic data-managed comment cards and from our hardware and software enterprise solutions. NTN Hospitality Technologies revenues comprised over 99% of our total revenue for the six months ended June 30, 2004. Buzztime's revenue is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties. Included in the operating loss and depreciation and amortization for three segments included in the NTN Hospitality Technologies division and the Buzztime segment is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments.

     The following tables set forth certain information regarding our segments and other operations:

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            ------------------                    ----------------
                                                        JUNE 30,           JUNE 30,          JUNE 30,           JUNE 30,
                                                         2004                2003              2004               2003
                                                     -------------      -------------      -------------      -------------
Revenues
    NTN iTV Network (includes "other revenues")      $  6,029,000       $  5,728,000       $ 12,345,000       $ 11,222,000
    NTN Wireless                                        1,551,000            915,000          3,090,000          2,753,000
    Software Solutions                                    909,000                 --          1,855,000                 --
                                                     -------------      -------------      -------------      -------------
    NTN Hospitality Technologies division               8,489,000          6,643,000         17,290,000         13,975,000
    Buzztime                                               39,000             58,000             82,000             65,000
                                                     -------------      -------------      -------------      -------------
    Total revenue                                    $  8,528,000       $  6,701,000       $ 17,372,000       $ 14,040,000
                                                     =============      =============      =============      =============

Operating income (loss)
    NTN iTV Network                                  $    212,000       $    410,000       $    458,000       $    950,000
    NTN Wireless                                          115,000           (224,000)           165,000             17,000
    Software Solutions                                   (510,000)                --         (1,079,000)                --
                                                     -------------      -------------      -------------      -------------
    NTN Hospitality Technologies division                (183,000)           186,000           (456,000)           967,000
    Buzztime                                           (1,099,000)          (948,000)        (2,080,000)        (1,901,000)
                                                     -------------      -------------      -------------      -------------
   Operating loss                                    $ (1,282,000)      $   (762,000)      $ (2,536,000)      $   (934,000)
                                                     =============      =============      =============      =============

Net income (loss)
    NTN iTV Network                                  $    420,000       $    332,000       $    626,000       $    771,000
    NTN Wireless                                          115,000           (224,000)           165,000             17,000
    Software Solutions                                   (510,000)                --         (1,079,000)                --
                                                     -------------      -------------      -------------      -------------
    NTN Hospitality Technologies division                  25,000            108,000           (288,000)           788,000
    Buzztime                                           (1,099,000)          (948,000)        (2,080,000)        (1,891,000)
                                                     -------------      -------------      -------------      -------------
    Net loss                                         $ (1,074,000)      $   (840,000)      $ (2,368,000)      $ (1,103,000)
                                                     =============      =============      =============      =============

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

     On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The case was subsequently transferred to the United States District Court, Southern District of California. Our complaint alleges that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name: www.ntnwireless.com in violation of our trademark rights. LRS agreed to relinquish its rights to the domain name and we subsequently secured registration of www.ntnwireless.com. In March 2004, the Court ruled on the motion filed by LRS to dismiss our complaint, granting in part dismissal of the defamation, trade libel and intentional interference with prospective economic advantage claims and denying the motion to dismiss on the Lanham Act and unfair competition allegations. We intend to vigorously pursue the remaining claims.

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

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

6. DEFERRED REVENUE - BUZZTIME

     In February 2003, we entered into a Trial Agreement with a major cable operator that involves developing the Buzztime channel for potential deployment on two different cable technology platforms within that operator's system. The Trial Agreement runs through December 2004. During the year ended December 31, 2003, the cable operator paid us an initial non-refundable amount of $100,000 and an additional payment of $200,000 under the Trial Agreement. The $200,000 payment was related to entering a trial on one of the two specified technology platforms. The cable operator has the right under the Trial Agreement to apply 50% of any amounts paid under the agreement against future development and/or license fees paid by that operator to us for the carriage of the Buzztime channel through December 2004. During the year ended December 31, 2003, we recognized $150,000 of revenue related to this agreement. The remaining 50% of the two payments received to date, or $150,000, is included in deferred revenue-Buzztime on the accompanying condensed consolidated balance sheet. The other $44,000 of deferred revenue - Buzztime on the accompanying condensed consolidated balance sheet relates to $24,000 of deferred revenue arising from our agreement with Digeo Interactive LLC (Digeo) and $20,000 of deferred revenue relating to our wireless cell phone agreement with Airborne Entertainment.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss is the combination of accumulated net unrealized losses on investment available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period. For the three and six month periods ended June 30, 2004 and 2003, the components of accumulated other comprehensive loss were as follows:

                                                  Three Months Ended               Six Months Ended
                                                  ------------------               ----------------
                                            June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                            -------------   -------------   -------------   -------------
Beginning balance                             $(633,000)      $(635,000)      $(628,000)      $(639,000)
Unrealized loss in investment
available-for-sale                              (29,000)        (14,000)        (19,000)        (10,000)
Foreign currency translation adjustments        (44,000)             --         (59,000)             --
                                              ----------      ----------      ----------      ----------
Ending balance                                $(706,000)      $(649,000)      $(706,000)      $(649,000)
                                              ==========      ==========      ==========      ==========

The comprehensive losses for the three and six month periods ended June 30 was as follows:

                                                  Three Months Ended               Six Months Ended
                                                  ------------------               ----------------
                                            June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                            -------------   -------------   -------------   -------------
Net loss                                     $(1,074,000)    $  (840,000)    $(2,368,000)    $(1,103,000)
Comprehensive loss                               (73,000)        (14,000)        (78,000)        (10,000)
                                             ------------    ------------    ------------    ------------
Comprehensive net loss                       $(1,147,000)    $  (854,000)    $(2,446,000)    $(1,113,000)
                                             ============    ============    ============    ============

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

9. LITIGATION SETTLEMENT

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

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                              2004                        2003
                                                                       --------------------       ---------------------
Revenues
--------
NTN Hospitality Technologies division (includes "other revenues")      $ 8,489,000      99%       $ 6,643,000       99%
Buzztime ........................................................           39,000       1%            58,000        1%
                                                                       -----------     ---        -----------      ---
          Total .................................................      $ 8,528,000     100%       $ 6,701,000      100%
                                                                       ===========     ===        ===========      ===

Operating Income (Loss)
-----------------------
NTN Hospitality Technologies division ...........................      $  (183,000)               $   186,000
Buzztime ........................................................       (1,099,000)                  (948,000)
                                                                       ------------               ------------
          Total .................................................      $(1,282,000)               $  (762,000)
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

     Our objective is to leverage our unique interactive entertainment as a means of growing our business units--first, as a leading provider of interactive communications, entertainment and software offerings to the hospitality industry through the NTN Hospitality Technologies division. Second, as a leading developer and distributor of interactive entertainment for the in-home market through interactive television and wireless devices via Buzztime. To accomplish our objectives we are pursuing business strategies to:

     o Increase the number of hospitality locations serviced by the NTN iTV Network, NTN Wireless and Software Solutions. We intend to accomplish this increase by expanding our product offerings to include more value-added services, adding personnel to our sales force, developing new dealer relationships and providing new and updated content on a regular basis.

     o Develop and distribute the Buzztime trivia channel to cable and satellite operators with the intent to become the first content provider to deploy a multi-player interactive television entertainment game channel. We have adapted or are planning to adapt our interactive trivia game show content and technology to the leading interactive television platforms, to gain market share by partnering with major industry manufacturers and distributors, and to utilize our interactive television studio as a development and production facility to develop and deepen relationships with media-related companies. We also plan to continue to support our efforts in early-stage wireless entertainment through partnerships with leading wireless distributors and carriers.

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

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

     o We incur a relatively significant level of depreciation expense in relationship to our operating income (loss). The amount of depreciation expense in any fiscal year is largely related to the estimated life of our handheld, wireless Playmaker(R) keypad devices and computer servers located at our customer sites. The Playmakers are depreciated over a four-year life and the servers over a three-year life. The depreciable life of these assets was determined based upon their estimated useful life which considers anticipated technology changes. If our Playmakers and servers turn out to have a longer life, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

     o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is determined based on reserving for all customers that have terminated our service. We also closely monitor all accounts over 90 days past due and reserve for estimated uncollectible accounts. If the financial condition of our customers were to deteriorate, resulting in an inability to make payments, additional allowances may be required.

     o We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated realizable value based upon assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     o Revenues from sales of software generally contain multiple elements, and are recognized in accordance with Statement of Position ("SOP") No. 97-2, "SOFTWARE REVENUE RECOGNITION", as amended. Along with the basic software license agreement purchase, customers generally are provided annual support and maintenance (PCS) for an additional fee based on a stipulated percentage of the license fee. In instances when in order to continue to use the licensed software, customers are required to annually renew the PCS contracts, since vendor specific objective evidence does not exist for this PCS, we recognize the entire arrangement fee ratably over the life of the contract. In instances when customers are not required to annually renew the PCS contracts in order to continue to use the licensed software, we recognize the revenue from the software license at the time the software is shipped to the customer and we recognize the revenue associated with PCS ratably over the term of the support agreement.

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

     We do not have any of the following:

     o    Off-balance sheet arrangements

     o Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

     o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in NOTE 15 - RELATED PARTIES or in NOTE 18 - SUBSEQUENT EVENTS notes of the audited financial statements in our Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

     Operations for the three months ended June 30, 2004 resulted in a net loss of $1,074,000 compared to a net loss of $840,000 for the three months ended June 30, 2003.

REVENUES

     The revenues of the NTN Hospitality Technologies division increased by $1,846,000, or 27.8%, to $8,489,000 for the three months ended June 30, 2004 from $6,643,000 for the three months ended June 30, 2003. For the purpose of this analysis, the NTN iTV Network's revenues include $12,000 and $3,000 of "other" revenues for the three months ended June 30, 2004 and 2003, respectively. The revenue contribution from the three operating segments of the division for the three months ended June 30, 2004 and 2003 are shown in the following table:

             COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                 Three Months Ended June 30,
                                 ---------------------------
                                    2004            2003           Change
                                    ----            ----           ------
NTN iTV Network                  $6,029,000      $5,728,000      $  301,000
NTN Wireless                      1,551,000         915,000         636,000
Software Solutions                  909,000              --         909,000
                                 ----------      ----------      ----------
  Total Revenue of Division      $8,489,000      $6,643,000      $1,846,000
                                 ==========      ==========      ==========

     Within the NTN iTV Network there are several revenue contributors, including our subscription revenue from core hospitality operations, Canadian license revenue (which ceased as of December 15, 2003), revenue from our Canadian operations (which commenced on December 15, 2003), advertising revenue and installation revenue. The primary revenue components are broken out in the following table:

                      COMPONENTS OF NTN ITV NETWORK REVENUE

                                     Three Months Ended June 30,
                                     ---------------------------
                                         2004            2003           Change
                                         ----            ----           ------
U.S. Subscription Revenues           $5,084,000      $4,733,000      $  351,000
Canadian License Revenue                     --         235,000        (235,000)
Revenue from Canadian Operations        776,000              --         776,000
Advertising Revenue                      24,000         204,000        (180,000)
Installation Revenue                    145,000         556,000        (411,000)
                                     -----------     -----------     -----------
  NTN iTV Network                    $6,029,000      $5,728,000      $  301,000
                                     ===========     ===========     ===========

     As noted in the above table, our subscription revenue from core hospitality operations increased by $351,000, or 7.4%, in the second quarter of 2004 due to an increase in net site count. Licensing revenues from our Canadian licensee ceased in the fourth quarter of 2003 as we finalized the acquisition of the operations of the licensee. On December 15, 2003, we acquired the operations of our Canadian licensee, so we now show the overall revenues of the Canadian operation rather than the previous license revenue.

     In the three months ended June 30, 2004, the NTN iTV Network generated advertising revenue of approximately $24,000 compared to approximately $204,000 in the three months ended June 30, 2003. This decrease was due to a major advertising campaign in the 2003 period without a comparable campaign in the 2004 period.

     Installation revenue associated with installing new customer locations decreased $411,000 as some of the deferred revenue associated with prior year installations has become fully amortized. Over the past two years we have adopted a strategy of charging new sites a lower installation fee and higher recurring monthly fees than our previous pricing. This strategy has had the beneficial impact of increasing our subscription revenues as noted in the above chart but it has also reduced the amount of deferred revenue that is recognized as installation revenue over an estimated average customer life of three years. This trend coupled with the falloff of amortization of deferred revenue from prior years led to this lower level of installation revenue. In the three months ended June 30, 2004, we added a net number of 79 new sites in the United States compared to a net number of 4 new domestic sites in the three months ended June 30, 2003. This site count increase was the largest second quarter net addition of sites in 9 years.

     The NTN iTV Network customer site count in the United States at June 30, 2004 was 3,130. This was an increase of 68 sites over June 30, 2003. Our Canadian site count at June 30, 2004 was approximately 338.

     Revenues from NTN Wireless increased by $636,000 from $915,000 in the three months ended June 30, 2003 to $1,551,000 in the three months ended June 30, 2004. This increase resulted from a general increase in customer activity.

     Revenues from Software Solutions were $909,000 in the three months ended June 30, 2004. There were no Software Solutions revenues in the comparable 2003 period since we acquired the operations of Breakaway International on July 31, 2003.

     Buzztime service revenues decreased $19,000 to $39,000 in the three months ended June 30, 2004 from $58,000 in the three months ended June 30, 2003. The decrease was primarily due to $46,000 in revenues recognized under a development agreement with a major cable operator in the three months ended June 30, 2003 without any corresponding revenues in the three months ended June 30, 2004. Excluding revenues from the development agreement, Buzztime's service revenues increased by $27,000. That pro forma increase was primarily due to revenues from a Canadian satellite operator and licensing revenues from SusCom.

     As a result of the above factors, NTN's consolidated revenues increased $1,827,000, or 27.3%, to $8,528,000 in the three months ended June 30, 2004 from
$6,701,000 in the three months ended June 30, 2003.

OPERATING EXPENSES

     Direct operating costs increased $333,000, or 13.4%, to $2,821,000 in the three months ended June 30, 2004 from $2,488,000 in the three months ended June 30, 2003. The following table compares the direct costs for each of our operating segments between the three months ended June 30, 2004 and 2003:

                             DIRECT OPERATING COSTS

                                     Three Months Ended June 30,
                                     ---------------------------
                                          2004           2003         Change
                                          ----           ----         ------
NTN iTV Network                       $1,714,000     $1,749,000     $  (35,000)
NTN Wireless                             883,000        568,000        315,000
Software Solutions                        46,000             --         46,000
                                      -----------    -----------    -----------
Hospitality Technologies division      2,643,000      2,317,000        326,000
Buzztime                                 178,000        171,000          7,000
                                      -----------    -----------    -----------
    Consolidated                      $2,821,000     $2,488,000     $  333,000
                                      ===========    ===========    ===========

     The primary drivers in the $333,000 increase in our direct operating costs were the $315,000 increase in NTN Wireless, the $46,000 increase in Software Solutions and $35,000 decrease in NTN iTV Network. As noted above, we did not operate the Software Solutions segment in the 2003 period.

     The $315,000 increase in the direct operating costs of NTN Wireless was largely related to the cost of goods sold associated with the NTN Wireless revenue increase of $636,000 noted above. Our gross margin in the NTN Wireless segment in the three months ended June 30, 2004 was 43%, a 5% increase over the 38% gross margin we recorded in the three months ended June 30, 2003. This gross margin increase was due to reduced costs on our NTN Wireless inventories.

     The $35,000 decrease in the direct operating costs of our core NTN iTV Network segment was primarily due to an approximately $82,000 increase in direct operating costs related to the ongoing conversion of our customer sites to our new two-way Very Small Aperture Technology ("VSAT"). These VSAT-related expenses were planned items. That $82,000 VSAT-related increase was offset by a variety of other factors, including a reduction of telephone expenses of approximately $130,000. The reduction in telephone expenses was due to a decline in our phone rates and to the conversion of a portion of our installed customer base to VSAT.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses (SG&A) increased $1,954,000 or 42.2%, to $6,585,000 in the three months ended June 30, 2004 from $4,631,000 in the three months ended June 30, 2003. The following table compares the selling, general and administrative expenses for each of our operating segments between the three months ended June 30, 2004 and 2003:

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                   Three Months Ended June 30,
                                   ---------------------------
                                        2004           2003          Change
                                        ----           ----          ------
NTN iTV Network                     $ 3,949,000    $ 3,406,000    $   543,000
NTN Wireless                            533,000        538,000         (5,000)
Software Solutions                    1,278,000             --      1,278,000
                                    ------------   ------------   ------------
Hospitality Technologies division     5,760,000      3,944,000      1,816,000
Buzztime                                825,000        687,000        138,000
                                    ------------   ------------   ------------
    Consolidated                    $ 6,585,000    $ 4,631,000    $ 1,954,000
                                    ============   ============   ============

     SG&A expenses in the three months ended June 30, 2004 included the SG&A expenses of Software Solutions and NTN Canada compared to the three months ended June 30, 2003, which did not include the operations of either of those units. The $543,000 SG&A increase in the NTN iTV Network segment was partially due to $338,000 of SG&A expenses in our new NTN Canada subsidiary. The remainder of the SG&A increase of $205,000 in the NTN iTV Network came from a variety of items including increased facilities expense, increased legal and professional fees, including Sarbanes-Oxley-related costs, and increased salaries and benefits. The increases in facilities expenses and salaries and related expenses were related to the hiring of additional personnel in the United States.

DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization not related to direct operating costs increased $59,000, or 23.0%, to $316,000 in the three months ended June 30, 2004 from $257,000 in the three months ended June 30, 2003. This increase was due to amortization of intangible assets that we added as a result of the Software Solutions and NTN Canada transactions in the second half of 2003.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased $1,000 to $88,000 in the three months ended June 30, 2004 from $87,000 in the three months ended June 30, 2003, due primarily to projects to continue development of new technologies for the iTV network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

     Interest income in the three months ended June 30, 2004 was $23,000 compared to $3,000 in the three months ended June 30, 2003. The interest income in 2004 arose from investing the proceeds of our January 2004 equity offering into short term United States governmental agency securities.

     Interest expense decreased $46,000, or 62.2%, to $28,000 in the three months ended June 30, 2004, compared to $74,000 in the three months ended June 30, 2003, due primarily to the paydown of the balance on our revolving line of credit following the completion of our equity offering in January 2004.

     Other income was $225,000 in the three months ended June 30, 2004. This other income arose from the settlement of a derivative securities lawsuit. There was no other income in the three months ended June 30, 2003.

INCOME TAXES

     The NTN Hospitality Technologies division is expected to report taxable income for the year ended December 31, 2004. For federal income tax reporting purposes and in unitary states where the NTN may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. As a result, NTN Hospitality Technologies recorded a state tax provision of $12,000 in the three months ended June 30, 2004. This was a $5,000 increase over the $7,000 provision for income taxes recorded in the three months ended June 30, 2003. The primary factor in the increase is due to the expected profitability of NTN Wireless in 2004 compared to a loss in 2003.

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

     Our EBITDA decreased by $328,000 to negative $105,000 in the three months ended June 30, 2004 from EBITDA of $223,000 in the three months ended June 30, 2003. This EBITDA decrease was primarily due to the $234,000 increase in our net loss in 2004 coupled with a decrease in depreciation and amortization expense of $33,000.

     The following table reconciles our net loss per GAAP to EBITDA:

                                               THREE MONTHS ENDED
                                                    JUNE 30
                                        ------------------------------
                                            2004              2003
                                        ------------      ------------
EBITDA CALCULATION

Net loss per GAAP                       $(1,074,000)      $  (840,000)
     Interest expense (net)                   5,000            71,000
     Depreciation and amortization          952,000           985,000
     Income taxes                            12,000             7,000
                                        ------------      ------------
EBITDA                                  $  (105,000)      $   223,000
                                        ============      ============

On a segment basis, our segments generated EBITDA levels as presented below:

                                                                   THREE MONTHS ENDED
        ($000)                                                       JUNE 30, 2004
                                        ---------------------------------------------------------------------------
        EBITDA CALCULATION:             NTN ITV         NTN       SOFTWARE    HOSP. TECH.
                                        NETWORK      WIRELESS     SOLUTIONS      DIV.        BUZZTIME       TOTAL
                                        -------      --------     ---------      ----        --------       -----
Net income (loss)                       $   420      $   115      $  (510)      $    25      $(1,099)      $(1,074)

     Interest expense (net)                   5           --           --             5           --             5
     Depreciation and amortization          704           19           94           817          135           952
     Income taxes                            12           --           --            12           --            12
                                        --------     --------     --------      --------     --------      --------
EBITDA                                  $ 1,141      $   134      $  (416)      $   859      $  (964)      $  (105)
                                        ========     ========     ========      ========     ========      ========

                                                                    THREE MONTHS ENDED
        ($000)                                                         JUNE 30, 2003
                                        ---------------------------------------------------------------------
        EBITDA CALCULATION:             NTN ITV         NTN       SOFTWARE    HOSP. TECH.
                                        NETWORK      WIRELESS     SOLUTIONS      DIV.     BUZZTIME      TOTAL
                                        -------      --------     ---------      ----     --------      -----

Net income (loss)                       $  332       $ (224)      $  --       $  108      $ (948)      $ (840)

     Interest expense (net)                 71           --          --           71          --           71
     Depreciation and amortization         804           34          --          838         147          985
     Income taxes                            7           --          --            7          --            7
                                        -------      -------      ------      -------     -------      -------
EBITDA                                  $1,214       $ (190)      $  --       $1,024      $ (801)      $  223
                                        =======      =======      ======      =======     =======      =======


SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

     Operations for the six months ended June 30, 2004 resulted in a net loss of $2,368,000 compared to a net loss of $1,103,000 for the six months ended June 30, 2003.

REVENUES

     The revenues of the NTN Hospitality Technologies division increased by $3,315,000, or 23.7%, to $17,290,000 for the six months ended June 30, 2004 from
$13,975,000 for the six months ended June 30, 2003. For the purpose of this analysis, the NTN Hospitality Technologies division's revenues include $14,000 and $5,000 of "other" revenues for the six months ended June 30, 2004 and 2003, respectively. The revenue contribution from the three operating segments of the division for the six months ended June 30, 2004 and 2003 are shown in the following table:

             COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                   Six Months Ended June 30,
                                   -------------------------
                                     2004             2003             Change
                                     ----             ----             ------
NTN iTV Network                  $12,345,000      $11,222,000      $ 1,123,000
NTN Wireless                       3,090,000        2,753,000          337,000
Software Solutions                 1,855,000               --        1,855,000
                                 -----------      -----------      -----------
  Total Revenue of Division      $17,290,000      $13,975,000      $ 3,315,000
                                 ===========      ===========      ===========

     Within the NTN iTV Network there are several revenue contributors, including our subscription revenue from core hospitality operations, Canadian license revenue (which ceased as of December 15, 2003), revenue from our Canadian operations (which commenced on December 15, 2003), advertising revenue and installation revenue. The primary revenue components are broken out in the following table:

                      COMPONENTS OF NTN ITV NETWORK REVENUE

                                   Six Months Ended June 30,
                                   -------------------------
                                       2004           2003          Change
                                       ----           ----          ------
U.S. Subscription Revenues         $10,140,000    $ 9,598,000    $   542,000
Canadian License Revenue                    --        528,000       (528,000)
Revenue from Canadian Operations     1,693,000             --      1,693,000
Advertising Revenue                    194,000        223,000        (29,000)
Installation Revenue                   318,000        873,000       (555,000)
                                   ------------   ------------   ------------
  NTN iTV Network                  $12,345,000    $11,222,000    $ 1,123,000
                                   ============   ============   ============

     As noted in the above table, our subscription revenue from core hospitality operations increased by $542,000, or 5.6%, in the six months ended June 30, 2004 due to an increase in net site count. Licensing revenues from our Canadian licensee ceased in the fourth quarter of 2003 as we finalized the acquisition of the operations of the licensee. On December 15, 2003, we acquired the operations of our Canadian licensee, so we now show the overall revenues of the Canadian operation rather than the previous license revenue.

     In the first six months of 2004, the NTN iTV Network generated advertising revenue of approximately $194,000 compared to approximately $223,000 in the first six months of 2003. This decrease was due to a major advertising campaign in the 2003 period without a comparable campaign in the 2004 period. This shortfall was partially offset by advertising revenues recorded by NTN Canada.

     Installation revenue associated with installing new customer locations decreased $555,000, or 63.6%. This was primarily due to deferred revenue associated with prior year installations becoming fully amortized. To a lesser extent, over the past two years, we have adopted a strategy of charging new sites a lower installation fee and higher recurring monthly fees than our previous pricing in order to grow our customer base. This strategy has had the beneficial impact of increasing our subscription revenues as noted in the above chart but it has also reduced the amount of deferred revenue that is recognized as installation revenue over an average customer life of three years. This trend coupled with the falloff of amortization of deferred revenue from prior years led to this lower level of installation revenue. We added five net new sites in the first six months of 2004 compared to a decrease of 109 net new sites in the first six months of 2003.

     Revenues from NTN Wireless increased by $337,000 from $2,753,000 in the first six months of 2003 to $3,090,000 in the first six months of 2004. The revenues in the 2003 period included the majority of the revenues that we derived from the chain wide rollout of our paging products at Darden's Olive Garden chain. This revenue growth resulted from a general increase in customer activity.

     Revenues from Software Solutions were $1,855,000 in the first six months of 2004. There were no Software Solutions revenues in the comparable 2003 period since we acquired the operations of Breakaway International on July 31, 2003.

     Buzztime service revenues increased $17,000 to $82,000 in the first six months of 2004 from $65,000 in the first six months of 2003. The increase was primarily due to revenues recognized under an agreement with a Canadian satellite operator and licensing revenues from SusCom.

     As a result of the above factors, NTN's consolidated revenues increased $3,333,000, or 23.7%, to $17,372,000 in the first six months of 2004 from
$14,040,000 in the first six months of 2003.

OPERATING EXPENSES

     Direct operating costs increased $430,000, or 7.8%, to $5,922,000 in the first six months of 2004 from $5,492,000 in the first six months of 2003. The following table compares the direct operating costs for each of our operating segments for the six months ended June 30, 2004 and 2003:

                             DIRECT OPERATING COSTS

                                   Six Months Ended June 30,
                                   -------------------------
                                      2004            2003           Change
                                      ----            ----           ------
NTN iTV Network                    $3,486,000      $3,409,000      $   77,000
NTN Wireless                        1,893,000       1,737,000         156,000
Software Solutions                    187,000              --         187,000
                                   -----------     -----------     -----------
Hospitality Technologies division   5,566,000       5,146,000         420,000
Buzztime                              356,000         346,000          10,000
                                   -----------     -----------     -----------
    Consolidated                   $5,922,000      $5,492,000      $  430,000
                                   ===========     ===========     ===========

     The three drivers in the $430,000 increase in our direct operating costs were the $187,000 increase in Software Solutions, the $156,000 increase in NTN Wireless and the $77,000 increase in the iTV Network. As noted above, we did not operate the Software Solutions segment in the 2003 period.

     The $156,000 increase in the direct operating costs of NTN Wireless was largely related to the cost of goods sold associated with the NTN Wireless revenue increase of $337,000 noted above. Our gross margin in the NTN Wireless segment in the first six months of 2004 was 39%, a 2% increase over the 37% gross margin we recorded in the first six months of 2003. This gross margin increase was due to reduced costs on our NTN Wireless inventories.

     The $77,000 increase in the direct operating costs of our NTN iTV Network segment was primarily due to a $199,000 increase in direct operating costs related to the ongoing conversion of our customer sites to our new two-way VSAT technology. These VSAT-related expenses were planned items. The $199,000 VSAT-related increase was partially offset by a variety of other factors, including a reduction of telephone expenses of approximately $227,000. The reduction in telephone expenses was due to a decline in our phone rates and to the conversion of a portion of our installed customer base to VSAT.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative (SG&A) expenses increased $4,423,000 or 50.6%, to $13,162,000 in the first six months of 2004 from $8,739,000 in the first six months of 2003. The following table compares the SG&A expenses for each of our operating segments for the six months ended June 30, 2004 and 2003:

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                     Six Months Ended June 30,
                                     -------------------------
                                        2004            2003           Change
                                        ----            ----           ------
NTN iTV Network                     $ 8,087,000     $ 6,478,000     $ 1,609,000
NTN Wireless                            965,000         933,000          32,000
Software Solutions                    2,556,000              --       2,556,000
                                    -----------     -----------     -----------
Hospitality Technologies division    11,608,000       7,411,000       4,197,000
Buzztime                              1,554,000       1,328,000         226,000
                                    -----------     -----------     -----------
    Consolidated                    $13,162,000     $ 8,739,000     $ 4,423,000
                                    ===========     ===========     ===========

     SG&A expenses in the first six months of 2004 included the SG&A expenses of Software Solutions and NTN Canada compared to the first six months of 2003, which did not include the operations of either of those units as the units were acquired in July and December, respectively. The $1,609,000 SG&A increase in the NTN iTV Network segment was partially due to $759,000 of SG&A expenses in our new NTN Canada subsidiary. Another significant factor was approximately $200,000 of expenses related to the costs and eventual settlement of the Two Way TV litigation in Canada. The remainder of the SG&A increase of $650,000 in the NTN iTV Network came from a variety of items including increased facilities expense, increased legal and professional fees, including Sarbanes-Oxley-related costs, and increased salaries and benefits. The increases in facilities expenses and salaries and related expenses were related to the hiring of additional personnel in the United States.

DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization not related to direct operating costs increased $73,000, or 12.6%, to $652,000 in the first six months of 2004 from $579,000 in the first six months of 2003. This increase was due to amortization of intangible assets that we added as a result of the Software Solutions and NTN Canada transactions in the second half of 2003.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses increased $8,000 to $172,000 in the first six months of 2004 from $164,000 in the first six months of 2003, due primarily to projects to continue development of new technologies for the iTV network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

     Interest income in the first six months of 2004 was $42,000 compared to $3,000 in the first six months of 2003. The interest income in 2004 arose from investing the proceeds of our January 2004 equity offering into short term United States governmental agency securities.

     Interest expense decreased $101,000, or 60.5%, to $66,000 in the first six months of 2004, compared to $167,000 in the first six months of 2003, due primarily to the paydown of the balance on our revolving line of credit following the completion of our equity offering in January 2004.

     Other income was $225,000 in the six months ended June 30, 2004. This other income arose from the settlement of a derivative securities lawsuit. There was no other income in the six months ended June 30, 2003.

MINORITY INTEREST

     Minority interest in loss of consolidated subsidiary was $10,000 in the first six months of 2003, which represented an allocation of six percent of Buzztime's losses for only the first half of the month of January 2003 since Scientific-Atlanta converted their minority interest in the Buzztime subsidiary into NTN common stock on January 16, 2003.

INCOME TAXES

     The NTN Hospitality Technologies division is expected to report taxable income for the year ended December 31, 2004. For federal income tax reporting purposes and in unitary states where the NTN may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. As a result, NTN Hospitality Technologies recorded a state tax provision of $33,000 in the first six months of 2004. This was an $18,000 increase over the $15,000 provision for income taxes recorded in the first six months of 2003. The primary factor in the increase is due to the expected profitability of NTN Wireless in 2004 compared to a loss in 2003.

EBITDA

     EBITDA is not intended to represent a measure of performance in accordance GAAP. Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like NTN that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings.

     Our EBITDA decreased by $1,545,000 to negative $419,000 in the first six months of 2004 from EBITDA of $1,126,000 in the first six months of 2003. This EBITDA decrease was primarily due to the $1,265,000 increase in our net loss in 2004 coupled with a decrease in depreciation expense of $158,000.

     The following table reconciles our net loss per GAAP to EBITDA:

                                              SIX MONTHS ENDED
                                                   JUNE 30
                                        ------------------------------
                                           2004                2003
                                        ------------      ------------
                   EBITDA CALCULATION

Net loss per GAAP                       $(2,368,000)      $(1,103,000)
     Interest expense (net)                  24,000           164,000
     Depreciation and amortization        1,892,000         2,050,000
     Income taxes                            33,000            15,000
                                        ------------      ------------
EBITDA                                  $  (419,000)      $ 1,126,000
                                        ============      ============

On a segment basis, our segments generated EBITDA levels as presented below:

                                                                     SIX MONTHS ENDED
        ($000)                                                         JUNE 30, 2004
                                        ----------------------------------------------------------------------------
        EBITDA CALCULATION:             NTN ITV        NTN         SOFTWARE    HOSP. TECH.
                                        NETWORK      WIRELESS     SOLUTIONS        DIV.       BUZZTIME       TOTAL
                                        -------      --------     ---------        ----       --------       -----
Net income (loss)                       $   626      $   165      $(1,079)      $  (288)      $(2,080)      $(2,368)

     Interest expense (net)                  24           --           --            24            --            24
     Depreciation and amortization        1,389           55          192         1,636           256         1,892
     Income taxes                            33           --           --            33            --            33
                                        --------     --------     --------      --------      --------      --------
EBITDA                                  $ 2,072      $   220      $  (887)      $ 1,405       $(1,824)      $  (419)
                                        ========     ========     ========      ========      ========      ========

                                                                     SIX MONTHS ENDED
        ($000)                                                        JUNE 30, 2003
                                        -------------------------------------------------------------------------
        EBITDA CALCULATION:             NTN ITV        NTN         SOFTWARE   HOSP. TECH.
                                        NETWORK      WIRELESS     SOLUTIONS      DIV.      BUZZTIME       TOTAL
                                        -------      --------     ---------      ----      --------       -----

Net income (loss)                       $   771      $    17      $   --      $   788      $(1,891)      $(1,103)

     Interest expense (net)                 164           --          --          164           --           164
     Depreciation and amortization        1,692           67          --        1,759          291         2,050
     Income taxes                            15           --          --           15           --            15
                                        -------      -------      ------      -------      -------       -------
EBITDA                                  $ 2,642      $    84      $   --      $ 2,726      $(1,600)      $ 1,126
                                        =======      =======      ======      =======      =======       =======

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, we had cash and cash equivalents of $10,817,000 and working capital (current assets in excess of current liabilities) of $10,481,000, compared to cash and cash equivalents of $2,503,000 and working capital of $765,000 at December 31, 2003. Net cash provided by (used in) operating activities was $(1,826,000) for the six months ended June 30, 2004 and $790,000 for the six months ended June 30, 2003. Depreciation, amortization and other non-cash charges offset the net loss in each period.

     Net cash used in investing activities was $1,526,000 for the six months ended June 30, 2004 compared with $740,000 for the six months ended June 30, 2003. Included in net cash used in investing activities for the six months ended June 30, 2004 were $1,218,000 in capital expenditures largely related to the ongoing process of converting our NTN iTV Network installed customer base to the new VSAT satellite technology and $194,000 of capitalized software development expenditures. The two components of net cash used in investing activities for the six months ended June 30, 2003 were $632,000 of capital expenditures and $108,000 of deposits on broadcast equipment.

     Net cash provided by financing activities was $11,664,000 for the six months ended June 30, 2004 compared to $3,183,000 for the six months ended June 30, 2003. The cash provided by financing activities for the six months ended June 30, 2004 included $13,001,000 of net proceeds from our equity offering in January 2004 and $320,000 from the exercise of stock options and warrants. These proceeds were partially offset by $1,000,000 of principal payments on the revolving line of credit, $571,000 of principal payments on equipment notes payable and $86,000 of principal payments on capital leases. In the first six months of 2003, we raised $3,748,000 in net proceeds from investments by Media General, Inc. and Robert Bennett, both related parties and $258,000 from the exercise of stock options and warrants. These proceeds were partially offset by $464,000 of net principal payments on the revolving line of credit, $244,000 of principal payments on equipment notes payable and $115,000 of principal payments on capital leases.

JANUARY 2004 FINANCING

     On January 30, 2004, we completed the sale of 3,943,661 shares of our common stock at $3.55 per share, resulting in gross proceeds of approximately $14.0 million, pursuant to an existing shelf registration filed under the Securities and Exchange Act of 1934. Roth Capital Partners, LLC (Roth) acted as placement agent in the offering. After commissions and expenses, the net proceeds of this offering were approximately $13.0 million. The offering was purchased primarily by a number of institutional investors and by Media General, Inc., a related party, which invested approximately $2.0 million. Roth received a warrant for 236,619 shares with an exercise price of $3.91 per share as part of their compensation as underwriter of this offering. The shares underlying this warrant have not yet been registered.

FUTURE FINANCING NEEDS

     In light of the recent completion of the January 2004 financing, it is unlikely that we will require additional financing in the next twelve months. While our capital requirements over the next twelve months will depend upon the growth of our two business units, in either a low growth scenario (for example, net site growth of 100 sites in the NTN iTV Network and a couple of incremental commercial trials of the Buzztime trivia channel) or a more rapid growth scenario in either or both business units, utilization of our cash and existing line of credit is expected to be sufficient to cover our financing requirements for the next twelve months.

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

     If current Buzztime channel sales efforts to cable MSOs (the largest multiple system operators in the United States) succeed as planned and we enter into additional field trials or national agreements with those cable operators, management intends to aggressively increase Buzztime sales and marketing efforts to more quickly advance our distribution within the U.S. market, which likely will require additional capital in 2004 and/or 2005. We also believe that any additional success that Buzztime achieves in entering into additional field trials with MSOs may enhance our ability to raise additional capital at favorable pricing, although there can be no assurance that will happen.

     The NTN Hospitality Technologies division has transmitted its data through the FM2 satellite platform for more than ten years. That arrangement is currently scheduled to end in February 2005; however, we are in negotiations to extend the expiration date. We have entered into equipment purchase and satellite service agreements to convert the division to a much higher speed, two-way VSAT satellite technology over the two-year period ending February 2005. We are also discussing the extension of this two-year conversion period. We entered into these agreements with the same reseller of satellite services that provided the FM2 satellite platform to us. This anticipated conversion of our network transmissions from the one-way FM2 technology to a two-way satellite technology will require a significant use of capital resources. We believe that the conversion of our U.S. customer locations may require capital expenditures of up to $4.5 million and increased cash operating expenses (including estimated installation costs) of up to $2.5 million over the two-year conversion period, which will lower our historical positive cash flow. As of June 30, 2004, approximately 33% of U.S. sites had been converted to VSAT. During the two-year conversion period, we believe that this upgrade will have a moderately adverse impact on our earnings when compared with what earnings would have been without the expenditures. The offsetting benefits of the installation include the elimination, at completion, of telecom costs that currently average approximately $660,000 per year and an expected increase of revenues from the sites.

     We also believe that NTN Canada will require a significant amount of capital investment. The previous owner did not convert the Canadian customer base from the older, DOS-based platform to our newer, Windows-based DITV Network, which we believe adversely affected growth and licensing revenue in that market. To address future growth strategies in Canada, we plan to convert the customer base of approximately 400 sites to both DITV and VSAT over the next 12 months. This investment may be on the order of $1.4 million. However, we believe that the majority or perhaps all of the Canadian capital expenditures will be financed through operating cash flow that we generate in Canada.

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

     Software Solutions currently requires ongoing capital resources to cover its operating losses. It is likely that Software Solutions will require $1 to $2 million of working capital over the next twelve months. The historical activities of the segment do not require significant fixed asset additions. However, we recently entered into a trial agreement with a customer to handle an expanded set of support services. This trial agreement carries capital requirements of approximately $200,000 and, if successful, should increase the profitability of this segment in 2005 and beyond.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks related to, stock market fluctuations, interest rates and currency exchange rates. As of June 30, 2004, we owned common stock of an Australian company that is subject to market risk. At June 30, 2004, the carrying value of this investment was $170,000, which is net of a $637,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At June 30, 2004, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $17,000 in the carrying value of the investment. As of June 30, 2004 we also had cash equivalents of approximately $9 million invested primarily in long-term government bonds that is subject to market risk.

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

INTERACTIVE NETWORK, INC.

     On April 14, 2004, we reached a settlement in connection with two lawsuits involving us and Interactive Network ("IN"), which were filed in Canada in 1992. The litigation involved licensing and patent infringement issues. These actions related only to the broadcast of the NTN iTV Network to subscribers of our Canadian licensee and did not extend to our network operations in the United States or elsewhere. In April 2002, Two Way TV (US), Inc., was created as a joint venture between IN and Two Way TV Limited. Two Way TV (US) was incorporated in Delaware on January 10, 2000 to develop and market IN's patent portfolio and Two Way TV Limited's content, technology and patents for digital interactive services. As a result of a merger with IN, Two Way TV (US) now owns and controls all of IN's intellectual property. On April 2004, the parties reached a settlement and the trial that was scheduled to begin on April 19, 2004 was canceled. Subsequent to the settlement, the court dismissed the action. We recorded expense related to this matter in the first quarter of 2004, including the settlement amount, totaling approximately $200,000.

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

     On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The case was subsequently transferred to the United States District Court, Southern District of California. Our complaint alleges that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name: www.ntnwireless.com in violation of our trademark rights. LRS agreed to relinquish its rights to the domain name and we subsequently secured registration of www.ntnwireless.com. In March 2004, the Court ruled on the motion filed by LRS to dismiss our complaint, granting in part dismissal of the defamation, trade libel and intentional interference with prospective economic advantage claims and denying the motion to dismiss on the Lanham Act and unfair competition allegations. We intend to vigorously pursue the remaining claims.

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

PATRIOT PARTNERS DERIVATIVE LITIGATION

     In June 2002, Patriot Partners, L.P. ("Plaintiff"), derivatively on behalf of NTN, filed a complaint in the U.S. District Court, Southern District of New York, against BayStar Capital, L.P., BayStar Capital Management, LLC, BayStar International Management, LLC, BayStar International, Ltd., Stark International, Shepherd Investments International, Ltd. and Shepherd Trading Ltd., Reliant Trading, Brian J. Stark and Michael A. Roth ("Defendants"). By way of its complaint, Plaintiff sought, on behalf of NTN, disgorgement of profits allegedly received by Defendants in violation of Section 16(b), plus attorneys' fees and pre-judgment interest. The parties reached a settlement of the matter which was approved by the court. Upon full and final performance of the terms of the settlement agreement, including an aggregate payment in the amount of $350,000, a dismissal of the case with prejudice shall be filed with the court. >From the settlement payment, counsel for plaintiffs shall receive approximately $123,000 for reimbursement of attorneys' fees and costs of suit and NTN shall receive the remaining balance of $227,000. We realized net proceeds of $225,000 from the settlement, after deducting attorney's fees incurred by us during the course of the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We held our annual meeting of shareholders on April 23, 2004. The results of the matters voted upon in that meeting were disclosed in our Form 10-Q for the quarterly period ended March 31, 2004.

ITEM 5. OTHER INFORMATION

     On May 20, 2004, Vincent Carrino resigned his service as a director on our board of directors and as a director on the board of Buzztime Entertainment, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits
         3.1      Amended and Restated Certificate of Incorporation of the
                  Company, as amended (4)
         3.2      Certificate of Designations, Rights and Preferences of Series
                  B Convertible Preferred Stock (7)
         3.3      Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated March 22, 2000 (8)
         3.4      Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated March 24, 2000 (8)
         3.5      By-laws of the Company (2)
         3.6      Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated May 27, 2003 (15)
         4.1      Specimen Common Stock Certificate (10)
         4.2*     Stock Option Agreement, dated October 7, 1998, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (5)
         4.3*     Stock Option Agreement, dated October 7, 1999, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (6)
         4.4*     Stock Option Agreement, dated January 26, 2001, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (12)
         4.5      Warrant Certificate issued January 13, 2003 by NTN
                  Communications, Inc. to Robert M. and Marjie Bennett, Trustees
                  The Bennett Family Trust dated 11-17-86 (18)
         4.6      NTN Investor Rights Agreement, dated May 7, 2003, by and
                  between NTN Communications, Inc. and Media General, Inc. (17)
         4.7      Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc.
                  and Media General, Inc. (17)
         4.8      Common Stock Purchase Warrant dated May 7, 2003 issued to
                  Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (17)
         4.9      Form of Common Stock Purchase Warrant issued to Roth Capital
                  Partners (13)
         10.1     License Agreement with NTN Canada (3)
         10.2*    Employment Agreement, dated October 7, 1998, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (5)
         10.3     Subscription Agreement dated January 13, 2003 between NTN
                  Communications, Inc. and Robert M. and Marjie Bennett,
                  Trustees The Bennett Family Trust dated 11-17-86 (18)
         10.4     Scientific-Atlanta Strategic Investments, L.L.C. Notice of
                  Exchange of Buzztime Preferred Stock for NTN Common Stock,
                  dated January 16, 2003 (18)
         10.5     Securities Purchase Agreement dated May 5, 2003 by and among
                  NTN Communications, Inc., Buzztime Entertainment, Inc. and
                  Media General, Inc. (17)
         10.6     Placement Agency Agreement dated January 26, 2004 by and
                  between Roth Capital Partners and NTN Communications, Inc.
                  (13)
         10.7     Manufacturing Agreement, dated November 25, 1997, by and
                  between NTN Communications, Inc. and Climax Technology Co.,
                  Ltd. (9)
         10.8     Office Lease, dated July 17, 2000, between Prentiss Properties
                  Acquisition Partners, L.P. and NTN Communications, Inc. (11)
         10.9     Asset Purchase Agreement dated July 30, 2003 by and among NTN
                  Software Solutions, Inc., NTN Communications, Inc., Breakaway
                  International, Inc. and the Seller Shareholders (16)
         10.10    Asset Purchase Agreement dated December 15, 2003 by and among
                  NTN Canada, Inc., NTN Communications, Inc., NTN Interactive
                  Network, Inc. and Chell Group Corporation (14)
         31       Rule 13a-14(a) Certifications (1)
         32       Section 1350 Certifications (19)
-------------

        *     Management Contract or Compensatory Plan.

         (1)      Filed herewith.
         (2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
         (3) Previously filed as an exhibit to NTN's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.
         (4) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-69383, filed on December 28, 1998, and incorporated by reference.
         (5) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1998 and incorporated by reference.
         (6) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 31, 1999 and incorporated herein by reference.
         (7) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.
         (8) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
         (9) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.
         (10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
         (11) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000 and incorporated by reference.
         (12)     Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.
         (13)     Previously filed as an exhibit to NTN's report on Form 8-K dated November 29, 2003 and incorporated herein by reference.
         (14) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
         (15) Previously filed as an exhibit to NTN's Form 10-Q dated August 14, 2003 and incorporated herein by reference.
         (16) Previously filed as an exhibit to NTN's report on Form 8-K dated November 29, 2003 and incorporated herein by reference.
         (17) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
         (18) Previously filed as an exhibit to NTN's Form 10-Q dated May 15, 2003 and incorporated herein by reference.
         (19)     Furnished concurrently herewith.

 (b) Reports on Form 8-K.

            None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                   NTN COMMUNICATIONS, INC.

Date: August 9, 2004                      By: /s/ James B. Frakes
                                             -----------------------------------
                                             James B. Frakes
                                             Authorized Signatory and Chief
                                             Financial Officer

                                INDEX TO EXHIBITS

       EXHIBIT
        NUMBER                          DESCRIPTION
        ------                          -----------
         3.1      Amended and Restated Certificate of Incorporation of the
                  Company, as amended (4)
         3.2      Certificate of Designations, Rights and Preferences of Series
                  B Convertible Preferred Stock (7)
         3.3      Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated March 22, 2000 (8)
         3.4      Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated March 24, 2000 (8)
         3.5      By-laws of the Company (2)
         3.6      Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated May 27, 2003 (15)
         4.1      Specimen Common Stock Certificate (10)
         4.2*     Stock Option Agreement, dated October 7, 1998, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (5)
         4.3*     Stock Option Agreement, dated October 7, 1999, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (6)
         4.4*     Stock Option Agreement, dated January 26, 2001, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (12)
         4.5      Warrant Certificate issued January 13, 2003 by NTN
                  Communications, Inc. to Robert M. and Marjie Bennett, Trustees
                  The Bennett Family Trust dated 11-17-86 (18)
         4.6      NTN Investor Rights Agreement, dated May 7, 2003, by and
                  between NTN Communications, Inc. and Media General, Inc. (17)
         4.7      Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc.
                  and Media General, Inc. (17)
         4.8      Common Stock Purchase Warrant dated May 7, 2003 issued to
                  Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (17)
         4.9      Form of Common Stock Purchase Warrant issued to Roth Capital
                  Partners (13)
         10.1     License Agreement with NTN Canada (3)
         10.2*    Employment Agreement, dated October 7, 1998, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (5)
         10.3     Subscription Agreement dated January 13, 2003 between NTN
                  Communications, Inc. and Robert M. and Marjie Bennett,
                  Trustees The Bennett Family Trust dated 11-17-86 (18)
         10.4     Scientific-Atlanta Strategic Investments, L.L.C. Notice of
                  Exchange of Buzztime Preferred Stock for NTN Common Stock,
                  dated January 16, 2003 (18)
         10.5     Securities Purchase Agreement dated May 5, 2003 by and among
                  NTN Communications, Inc., Buzztime Entertainment, Inc. and
                  Media General, Inc. (17)
         10.6     Placement Agency Agreement dated January 26, 2004 by and
                  between Roth Capital Partners and NTN Communications, Inc.
                  (13)
         10.7     Manufacturing Agreement, dated November 25, 1997, by and
                  between NTN Communications, Inc. and Climax Technology Co.,
                  Ltd. (9)
         10.8     Office Lease, dated July 17, 2000, between Prentiss Properties
                  Acquisition Partners, L.P. and NTN Communications, Inc. (11)
         10.9     Asset Purchase Agreement dated July 30, 2003 by and among NTN
                  Software Solutions, Inc., NTN Communications, Inc., Breakaway
                  International, Inc. and the Seller Shareholders (16)
         10.10    Asset Purchase Agreement dated December 15, 2003 by and among
                  NTN Canada, Inc., NTN Communications, Inc., NTN Interactive
                  Network, Inc. and Chell Group Corporation (14)
         31       Rule 13a-14(a) Certifications (1)
         32       Section 1350 Certifications (4)
   *     Management Contract or Compensatory Plan.
-------------

         (1)      Filed herewith.
         (2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
         (3) Previously filed as an exhibit to NTN's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.
         (4) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-69383, filed on December 28, 1998, and incorporated by reference.
         (5) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1998 and incorporated by reference.
         (6) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 31, 1999 and incorporated herein by reference.
         (7) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.
         (8) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
         (9) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.
         (10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
         (11) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000 and incorporated by reference.
         (12)     Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.
         (13)     Previously filed as an exhibit to NTN's report on Form 8-K dated November 29, 2003 and incorporated herein by reference.
         (14) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
         (15) Previously filed as an exhibit to NTN's Form 10-Q dated August 14, 2003 and incorporated herein by reference.
         (16) Previously filed as an exhibit to NTN's report on Form 8-K dated November 29, 2003 and incorporated herein by reference.
         (17) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
         (18) Previously filed as an exhibit to NTN's Form 10-Q dated May 15, 2003 and incorporated herein by reference.
         (19)     Furnished concurrently herewith.