Form 10-Q
period 2004-09-30
NTN COMMUNICATIONS INC
filed 2004-11-09
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

    YES [X]  NO [  ]

    At November 4, 2004, the registrant had outstanding 52,912,000 shares of common stock, $.005 par value.


                                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                                     Condensed Consolidated Balance Sheets

                                                                     SEPTEMBER 30,
                                                                         2004             DECEMBER 31,
                     ASSETS (PLEDGED)                                 (UNAUDITED)             2003
                                                                     -------------       -------------
Current assets:
    Cash and cash equivalents                                        $   9,464,000       $   2,503,000
    Accounts receivable, net                                             2,757,000           2,324,000
    Investment available-for-sale                                          261,000             189,000
    Inventory                                                              454,000             404,000
    Deposits on broadcast equipment                                        372,000              34,000
    Deferred costs                                                         871,000             493,000
    Prepaid expenses and other current assets                              957,000             757,000
                                                                     -------------       -------------
                 Total current assets                                   15,136,000           6,704,000

Broadcast equipment and fixed assets, net                                5,740,000           4,398,000
Software development costs, net                                            772,000             676,000
Deferred costs                                                             720,000             505,000
Intangible assets, net                                                   4,236,000           4,800,000
Goodwill                                                                 3,681,000           3,490,000
Other assets                                                                57,000              57,000
                                                                     --------------      --------------
                 Total assets                                        $  30,342,000       $  20,630,000
                                                                     ==============      ==============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $   1,745,000       $     612,000
    Accrued expenses                                                     2,140,000           3,174,000
    Taxes payable                                                          250,000             258,000
    Obligations under capital leases                                       137,000             165,000
    Equipment note payable                                                 116,000              46,000
    Deferred revenue - Buzztime                                            308,000             206,000
    Deferred revenue                                                     1,789,000           1,478,000
                                                                     --------------      --------------
                 Total current liabilities                               6,485,000           5,939,000

Obligations under capital leases, excluding current portion                 79,000             181,000
Revolving line of credit                                                        --           1,000,000
Deferred revenue, excluding current portion                                304,000             262,000
Equipment note payable, excluding current portion                          343,000             184,000
                                                                     --------------      --------------
                 Total liabilities                                       7,211,000           7,566,000
                                                                     --------------      --------------

Shareholders' equity:
    Series A 10% cumulative convertible preferred stock,
       $.005 par value, 5,000,000 shares authorized; 161,000
       shares issued and outstanding at September 30, 2004 and
       December 31, 2003                                                     1,000               1,000
    Common stock, $.005 par value, 84,000,000 shares
       authorized; 52,896,000 and 48,623,000 shares issued and
       outstanding at September 30, 2004 and December 31, 2003,
       respectively                                                        263,000             242,000
    Additional paid-in capital                                         108,756,000          95,239,000
    Accumulated deficit                                                (85,390,000)        (81,790,000)
    Accumulated other comprehensive loss                                  (499,000)           (628,000)
                                                                     --------------      --------------
                 Total shareholders' equity                             23,131,000          13,064,000
                                                                     --------------      --------------
    Total liabilities and shareholders' equity                       $  30,342,000       $  20,630,000
                                                                     ==============      ==============

               See accompanying notes to unaudited condensed consolidated financial statements


                                             NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Statements of Operations (Unaudited)

                                                                 THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          --------------------------------      --------------------------------
                                                          SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               2004              2003                2004                2003
                                                          -------------      -------------      -------------      -------------
Revenues:
    Hospitality Technologies revenues                     $  8,588,000       $  7,157,000       $ 25,865,000       $ 21,127,000
    Buzztime service revenues                                  180,000            107,000            262,000            172,000
    Other revenues                                               4,000              3,000             18,000              8,000
                                                          -------------      -------------      -------------      -------------

          Total revenues                                     8,772,000          7,267,000         26,145,000         21,307,000
                                                          -------------      -------------      -------------      -------------

Operating expenses:
    Direct operating costs (includes depreciation of
       $645,000, $652,000, $1,885,000 and
       $2,123,000 for the three months ended
       September 30, 2004 and 2003 and for the nine
       months ended September 30, 2004 and
       2003, respectively)                                   2,895,000          2,817,000          8,817,000          8,309,000
    Selling, general and administrative                      6,672,000          4,822,000         19,835,000         13,561,000
    Depreciation and amortization                              335,000            329,000            987,000            908,000
    Research and development                                    84,000             80,000            256,000            244,000
                                                          -------------      -------------      -------------      -------------

          Total operating expenses                           9,986,000          8,048,000         29,895,000         23,022,000
                                                          -------------      -------------      -------------      -------------

Operating loss                                              (1,214,000)          (781,000)        (3,750,000)        (1,715,000)
                                                          -------------      -------------      -------------      -------------

Other income (expense):
    Interest income                                             24,000              1,000             66,000              4,000
    Interest expense                                           (30,000)           (33,000)           (96,000)          (200,000)
    Other income                                                    --            105,000            225,000            105,000
                                                          -------------      -------------      -------------      -------------

          Total other income (expense)                          (6,000)            73,000            195,000            (91,000)
                                                          -------------      -------------      -------------      -------------

Loss before minority interest in loss of
   consolidated subsidiary and income taxes                 (1,220,000)          (708,000)        (3,555,000)        (1,806,000)
Minority interest in loss of consolidated
subsidiary                                                          --                 --                 --             10,000
                                                          -------------      -------------      -------------      -------------

Net loss before income taxes                                (1,220,000)          (708,000)        (3,630,000)        (1,796,000)
Provision for income taxes                                      12,000              8,000             45,000             23,000
                                                          -------------      -------------      -------------      -------------

          Net loss                                        $ (1,232,000)      $   (716,000)      $ (3,600,000)      $ (1,819,000)
                                                          =============      =============      =============      =============

Net loss per common share - basic and diluted:            $      (0.02)      $      (0.02)      $      (0.07)      $      (0.04)
                                                          =============      =============      =============      =============

 Weighted average shares outstanding -
   basic and diluted                                        52,868,000         46,939,000         52,484,000         44,601,000
                                                          =============      =============      =============      =============

                          See accompanying notes to unaudited condensed consolidated financial statements


                                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                        --------------------------------
                                                                        SEPTEMBER 30,      SEPTEMBER 30,
                                                                             2004              2003
                                                                        -------------      -------------
Cash flows from operating activities:
    Net loss                                                            $ (3,600,000)      $ (1,819,000)
    Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities:
          Depreciation and amortization                                    2,872,000          3,031,000
          Provision for doubtful accounts                                    275,000            254,000
          Non-cash stock-based compensation charges                          152,000            153,000
          Gain on early extinguishment of debt                                    --           (105,000)
          Minority interest in loss of consolidated subsidiary                    --            (10,000)
          Non-cash interest expense                                               --             14,000
          Accreted interest expense                                               --              3,000
          Provision for obsolete inventory                                     4,000                 --
          Provision for warranties                                            22,000                 --
          Provision for sales returns                                          5,000                 --
          Loss from disposition of equipment                                  38,000             62,000
          Changes in assets and liabilities:
            Restricted cash                                                       --            102,000
            Accounts receivable                                             (706,000)          (497,000)
            Inventory                                                        (54,000)          (151,000)
            Deferred costs                                                  (592,000)            12,000
            Prepaid expenses and other assets                               (230,000)           (69,000)
            Accounts payable and accrued expenses                             71,000            872,000
            Taxes payable                                                     (8,000)            (2,000)
            Deferred revenue                                                 452,000           (136,000)
                                                                        -------------      -------------

               Net cash (used in) provided by operating activities        (1,299,000)         1,714,000
                                                                        -------------      -------------

Cash flows from investing activities:
    Capital expenditures                                                  (2,276,000)        (1,611,000)
    Acquisition of businesses                                               (103,000)          (570,000)
    Software development expenditures                                       (313,000)                --
    Deposits on broadcast equipment                                         (338,000)                --
                                                                        -------------      -------------

               Net cash used in investing activities                      (3,030,000)        (2,181,000)
                                                                        -------------      -------------

Cash flows from financing activities:
    Principal payments on capital leases                                    (131,000)          (163,000)
    Principal payments on equipment notes payable                           (974,000)          (310,000)
    Borrowings from revolving line of credit                                      --         15,631,000
    Principal payments on revolving line of credit                        (1,000,000)       (16,865,000)
    Proceeds from issuance of common stock,
       net of offering expenses                                           13,001,000          3,723,000
    Proceeds from exercise of stock options and warrants                     385,000            373,000
                                                                        -------------      -------------

               Net cash provided by financing activities                  11,281,000          2,389,000
                                                                        -------------      -------------

Net increase in cash and cash equivalents                                  6,952,000          1,922,000

Effect of exchange rate on cash                                                9,000                 --

Cash and cash equivalents at beginning of period                           2,503,000            577,000
                                                                        -------------      -------------
Cash and cash equivalents at end of period                              $  9,464,000       $  2,499,000
                                                                        =============      =============

               See accompanying notes to unaudited condensed consolidated financial statements


                                   NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                    Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

                                                                                    NINE MONTHS ENDED
                                                                             --------------------------------
                                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                                                  2004               2003
                                                                              -------------     -------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                                             $    96,000       $   200,000
                                                                               ============      ============

          Income taxes                                                         $    73,000       $    39,000
                                                                               ============      ============

Supplemental disclosure of non-cash investing and
  financing activities:
       Issuance of common stock in payment of interest                         $        --       $    54,000
                                                                               ============      ============

       Equipment acquired under capital leases and notes payable               $ 1,172,000       $   696,000
                                                                               ============      ============

       Unrealized holding loss (gain) on investments                           $   (72,000)      $   (10,000)
                                                                               ============      ============

       Issuance of treasury stock in payment of board compensation             $        --       $    55,000
                                                                               ============      ============

       Issuance of common stock in payment of dividends                        $     8,000       $     8,000
                                                                               ============      ============

       Issuance of warrants in association with equity offering                $   655,000       $   460,000
                                                                               ============      ============

       Conversion of Senior Subordinated Notes into common stock               $        --       $ 2,000,000
                                                                               ============      ============

       Conversion of Buzztime Preferred Series A into common stock             $        --       $   633,000
                                                                               ============      ============

       Issuance of common stock for licensed technology                        $        --       $ 1,720,000
                                                                               ============      ============

       Supplemental non-cash disclosure of acquisition of
         businesses:
            Accounts receivable (net)                                          $        --       $   361,000
            Inventory                                                                   --            46,000
            Fixed assets                                                                --           108,000
            Goodwill and Intangible assets                                          71,000         3,840,000
            Accounts payable & accrued liabilities                                      --          (697,000)
            Deferred revenue                                                            --          (479,000)
            Common stock issued                                                         --        (3,154,000)

                See accompanying notes to unaudited condensed consolidated financial statements

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2004

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and its wholly-owned subsidiaries (collectively, "we" or "NTN") and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to our consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2004.

    The condensed consolidated financial statements for the three months and nine months ended September 30, 2004 and 2003 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003.

    We have reclassified certain items in the prior period condensed consolidated financial statements to conform to the current period presentation.

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

    We applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related interpretations in accounting for our employee stock options. No compensation expense has been recognized for the options granted under the Special Plan and the Option Plan unless the grants were issued at exercise prices below market value. Pro forma compensation expense is based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123. The following table represents the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148.

                                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                                                 2004         2003         2004           2003
                                                                             ------------ ------------ ------------   ------------
   Net loss                        As reported...........................    $(1,232,000) $  (716,000) $ (3,600,000)  $(1,819,000)
                                   Add: stock option-based employee
                                       compensation expense included in
                                       reported net loss, net of related
                                       tax effects.......................             --        1,000         2,000         5,000
                                   Deduct: stock-based employee
                                       compensation expense, net of
                                       related tax effects...............       (454,000)    (303,000)   (1,230,000)     (845,000)
                                                                             ------------ ------------ -------------  ------------
                                   Pro forma net loss....................    $(1,686,000) $(1,018,000) $ (4,828,000)  $ 2,659,000
   Basic and diluted net           As reported...........................    $     (0.02) $     (0.02) $      (0.07)  $     (0.04)
     loss per share                Pro forma.............................    $     (0.03) $     (0.02) $      (0.09)  $     (0.06)

    The per share weighted-average fair value of stock options granted during the three months ended September 30, 2004 and 2003 was $1.82, and $1.51, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004 -- dividend yield of 0%, risk-free interest rate of 3.33%, expected volatility of 90.4%, and expected life of 4.78 years; and 2003 -- dividend yield of 0%, risk-free interest rate of 2.65%, expected volatility of 96.5%, and expected life of 3.75 years. In compliance with APB No. 25, we expensed $0 and $1,000 for the three months ended September 30, 2004 and 2003, associated with the grants of 80,000 options in 2000 below market value pursuant to the Option Plan.

    The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2004 and 2003 was $2.22, and $0.98, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004 -- dividend yield of 0%, risk-free interest rate of 3.13%, expected volatility of 90.60%, and expected life of 4.73 years; and 2003 -- dividend yield of 0%, risk-free interest rate of 2.62%, expected volatility of 109.0%, and expected life of 4.20 years. In compliance with APB No. 25, we expensed $2,000 and $5,000 for the nine months ended September 30, 2004 and 2003, respectively, associated with the grants of 80,000 options in 2000 below market value pursuant to the Option Plan.

3. LOSS PER SHARE

    For the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003, the weighted average of options, warrants, convertible preferred stock and convertible notes representing approximately 11,722,000, 12,376,000, 11,707,000 and 12,255,000 potential common shares, respectively, have been excluded from the computation of net loss per share, as their effect was anti-dilutive.

4. SEGMENT INFORMATION

    We operate our businesses principally through four reportable segments: the NTN iTV Network, NTN Wireless Communications, Inc. ("NTN Wireless") and NTN Software Solutions, Inc. ("Software Solutions"), which combine to form the NTN Hospitality Technologies division; and our Buzztime Entertainment, Inc. subsidiary ("Buzztime"). The NTN Hospitality Technologies division provides entertainment, promotional services and on-site communications and management products to the hospitality industry. Buzztime operates our live broadcast studio, produces our trivia and live sports "Play-Along" content to both the NTN iTV Network and new consumer interactive platforms, and is selling the Buzztime Channel(R), an interactive television game channel, to U.S. cable TV operators.

    Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the Buzztime segment and the three segments within the NTN Hospitality Technologies division. NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from advertising sold for distribution via the interactive entertainment service, from its wireless business with restaurant on-site paging systems and from our hardware and software restaurant management and enterprise solutions. NTN Hospitality Technologies revenues comprised over 98% of our total revenue for the nine months ended September 30, 2004. Buzztime's revenue is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties. Included in the operating loss and depreciation and amortization for the three segments included in the NTN Hospitality Technologies division and the Buzztime segment is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments.

    The following tables set forth certain information regarding our segments and other operations:

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     --------------------------------      -------------------------------
                                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                         2004                2003              2004              2003
                                                     -------------      -------------      -------------     -------------
Revenues
    NTN iTV Network (includes "other revenues")      $  6,545,000       $  5,614,000       $ 18,890,000      $ 16,836,000
    NTN Wireless                                        1,041,000            962,000          4,131,000         3,715,000
    Software Solutions                                  1,006,000            584,000          2,862,000           584,000
                                                     -------------      -------------      -------------     -------------
    NTN Hospitality Technologies division               8,592,000          7,160,000         25,883,000        21,135,000
    Buzztime                                              180,000            107,000            262,000           172,000
                                                     -------------      -------------      -------------     -------------
    Total revenue                                    $  8,772,000       $  7,267,000       $ 26,145,000      $ 21,307,000
                                                     =============      =============      =============     =============

Operating income (loss)
    NTN iTV Network                                  $    307,000       $    504,000       $    801,000      $  1,453,000
    NTN Wireless                                         (182,000)           (96,000)           (12,000)          (79,000)
    Software Solutions                                   (504,000)          (321,000)        (1,579,000)         (321,000)
                                                     -------------      -------------      -------------     -------------
    NTN Hospitality Technologies division                (379,000)            87,000           (790,000)        1,053,000
    Buzztime                                             (835,000)          (868,000)        (2,960,000)       (2,768,000)
                                                     -------------      -------------      -------------     -------------
   Operating loss                                    $ (1,214,000)      $   (781,000)      $ (3,750,000)     $ (1,715,000)
                                                     =============      =============      =============     =============

Net income (loss)
    NTN iTV Network                                  $    289,000       $    569,000       $    951,000      $  1,340,000
    NTN Wireless                                         (182,000)           (96,000)           (12,000)          (80,000)
    Software Solutions                                   (504,000)          (321,000)        (1,579,000)         (321,000)
                                                     -------------      -------------      -------------     -------------
    NTN Hospitality Technologies division                (397,000)           152,000           (640,000)          939,000
    Buzztime                                             (835,000)          (868,000)        (2,960,000)       (2,758,000)
                                                     -------------      -------------      -------------     -------------
    Net loss                                         $ (1,232,000)      $   (716,000)      $ (3,600,000)     $ (1,819,000)
                                                     =============      =============      =============     =============

5.   CONTINGENCIES

     Over the past few years, state tax authorities from several states have made inquiries as to whether our NTN iTV Network services might require the collection of sales and use taxes from customers in those states. We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of NTN iTV Network sites, began a sales tax audit. They have concluded that our services are subject to sales taxes on an amusement services basis and assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our network services are provided to the consumers for free as a promotional service, which we believe falls outside the definition of amusement services as defined by the Texas tax code. We have successfully argued this position regarding amusement services with other states. We have appealed the assessment and the matter is currently at the administrative appeals level. We have retained a team of sales and use tax specialists in Texas to assist us in this matter. If we are able to reach a mutually agreeable conclusion at the administrative appeals level, we expect that a conclusion may be reached by the end of 2004. In the event the matter is not resolved at administrative appeals, we would take the matter before the District Court. At the District Court level, we would anticipate a resolution no earlier than 2005. While we believe that we have a strong position in this matter, there can be no assurance that we will resolve this matter in our favor.

     On March 21, 2003, Long Range Systems, Inc. ("LRS") filed, in the United States District Court, Northern District of Texas, a patent infringement complaint against our NTN Wireless subsidiary. This complaint alleged trade dress and patent infringement and unfair competition. This complaint relates only to our repair and replacement activities of LRS pagers, which is not a significant percentage of our NTN Wireless business. In February 2004, LRS amended their complaint to eliminate certain allegations relating to infringement of its utility patent for wireless pagers. In August 2004, the Court rejected an LRS motion requesting additional time to take discovery. Further, in August 2004, we filed a motion for partial summary judgment seeking to dispose of certain claims of LRS. The summary judgment motion remains pending the Court's ruling. We do not believe that this matter represents a significant level of exposure and we intend to defend vigorously.

     On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The case was subsequently transferred to the United States District Court, Southern District of California. Our complaint alleges that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name: www.ntnwireless.com in violation of our trademark rights. LRS agreed to relinquish its rights to the domain name and we subsequently secured registration of www.ntnwireless.com. In March 2004, the Court ruled on the motion filed by LRS to dismiss our complaint, granting in part dismissal of the defamation, trade libel and intentional interference with prospective economic advantage claims and denying the motion to dismiss on the Lanham Act and unfair competition allegations. In June 2004, we participated in a settlement conference before the Court; however, no settlement was attained. We intend to vigorously pursue the remaining claims.

     In March 2004, we received correspondence from Open Table, Inc. ("Open Table") alleging breach of the non-compete provisions of the Asset Purchase Agreement entered into by and between Open Table and Breakaway International, Inc. ("Breakaway") in February 2002. Our NTN Software Solutions, Inc. subsidiary assumed certain obligations of Breakaway pursuant to the Asset Purchase Agreement we entered into with Breakaway in July 2003. In March 2004, we acknowledged receipt of the Open Table correspondence and advised Open Table that we were investigating the allegations set forth in such correspondence. On April 23, 2004, Open Table filed a complaint in the Superior Court of the State of California, County of San Francisco, against NTN Communications, Inc. f/k/a Breakaway International, Inc., alleging breach of contract, breach of implied covenant of good faith and fair dealing, intentional interference with economic relationship, negligent interference with economic relationship, fraud, accounting, constructive trust and declaratory relief. To date, we have made no appearance in the matter but, rather, are engaged in settlement discussions with Open Table. We intend to complete our investigation and to resolve the action accordingly.

    The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

6. DEFERRED REVENUE - BUZZTIME

    In February 2003, we entered into a Trial Agreement with a major cable operator that involves developing the Buzztime channel for potential deployment on two different cable technology platforms within that operator's system. The Trial Agreement runs through December 2005. During the year ended December 31, 2003, the cable operator paid us an initial non-refundable amount of $100,000 and an additional payment of $200,000 under the Trial Agreement. The $200,000 payment was related to entering a trial on one of the two specified technology platforms. During the nine months ended September 30, 2004, the cable operator paid us another payment of $200,000 under the Trial Agreement. The cable operator has the right under the Trial Agreement to apply 50% of any amounts paid under the agreement against future development and/or license fees paid by that operator to us for the carriage of the Buzztime channel through December 2005. During the year ended December 31, 2003, we recognized $150,000 of revenue related to this agreement. During the nine months ended September 30, 2004, we recognized an additional $100,000 of revenue related to this agreement. The remaining 50% of the three payments received to date, or $250,000, is included in deferred revenue-Buzztime on the accompanying condensed consolidated balance sheet. The other $58,000 of deferred revenue - Buzztime on the accompanying condensed consolidated balance sheet relates to $22,000 of deferred revenue relating to an agreement with ICTV, Inc., $20,000 of deferred revenue relating to our wireless cell phone agreement with Airborne Entertainment and $16,000 of deferred revenue arising from our agreement with Digeo Interactive LLC (Digeo).

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

     Accumulated other comprehensive loss is the combination of accumulated net unrealized losses on investment available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period. For the three and nine month periods ended September 30, 2004 and 2003, the components of accumulated other comprehensive loss were as follows:

                                               Three Months Ended                     Nine Months Ended
                                     --------------------------------------  --------------------------------------
                                     September 30, 2004  September 30, 2003  September 30, 2004  September 30, 2003
                                     ------------------  ------------------  ------------------  ------------------
Beginning balance                         $(706,000)         $(649,000)          $(628,000)          $(639,000)
Unrealized gain (loss) during period
  in investment available-for-sale           91,000                 --              72,000             (10,000)
Foreign currency translation
  adjustments                               116,000                 --              57,000                  --
                                          ----------         ----------          ----------          ----------
Ending balance                            $(499,000)         $(649,000)          $(499,000)          $(649,000)
                                          ==========         ==========          ==========          ==========

The comprehensive losses for the three and nine month periods ended September 30 were as follows:

                                        Three Months Ended                    Nine Months Ended
                             --------------------------------------  --------------------------------------
                             September 30, 2004  September 30, 2003  September 30, 2004  September 30, 2003
                             ------------------  ------------------  ------------------  ------------------
Net loss                         $(1,232,000)       $  (716,000)        $(3,600,000)         $(1,819,000)
Comprehensive income (loss)          207,000                 --             129,000              (10,000)
                                 ------------       ------------        ------------         ------------
Comprehensive net loss           $(1,025,000)       $  (716,000)        $(3,471,000)         $(1,829,000)
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

9. LITIGATION SETTLEMENT

    On April 14, 2004, we settled the lawsuit filed against us in 1992 by Interactive Network, Inc. (now Two Way TV (US), Inc.) The litigation involved licensing and patent infringement issues in Canada. These actions related to the delivery of the NTN iTV Network to subscribers of our former Canadian licensee (we acquired our licensee's operations in December 2003) and did not extend to our network operations in the United States or elsewhere. We settled the matter for $116,500. We recorded expense related to this matter, including the settlement amount, of approximately $200,000 in the first quarter of 2004 and we recorded further legal fees of approximately $92,000 relating to this matter in the third quarter of 2004.

10. SUBSEQUENT EVENT

    On October 26, 2004, our Software Solutions segment entered in a Help Desk Services Agreement with Domino's Pizza, LLC ("Domino's") to provide remote telephonic call center technical support on Domino's Pulse point of sale ("POS") computer systems in all Domino's corporate owned stores. The agreement will run through December 31, 2007 after which date either party may terminate the agreement upon 90 days notice. The agreement also calls for us to offer the telephonic support to Domino's franchisee stores as well. Domino's currently has 578 corporate stores and over 4,200 franchisee stores in the United States. The agreement calls for us to receive between $595 and $895 annually per store for providing the call center support. There can be no assurance that the franchisee stores will sign up for this service.

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

A.  OVERVIEW

    Our business is developing and distributing interactive entertainment and wireless information and communications products. We operate our business principally through two operating units: the NTN Hospitality Technologies division and our Buzztime Entertainment, Inc. ("Buzztime") subsidiary. The NTN Hospitality Technologies division includes the NTN iTV Network, NTN Wireless and Software Solutions segments.

    Revenues generated and operating income (loss) by our two business units are illustrated below. The data presented below includes allocations of corporate expenses.

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                                          2004                   2003
                                                                   -------------------    -------------------
Revenues
--------
NTN Hospitality Technologies division (includes "other revenues")  $  8,592,000    98%    $   7,160,000   99%
Buzztime................................................                180,000     2%          107,000    1%
                                                                   ------------  -----    -------------  ----
          Total.........................................           $  8,772,000   100%    $   7,267,000  100%
                                                                   ============  =====    =============  ====

Operating Income (Loss)
-----------------------
NTN Hospitality Technologies division...................           $   (379,000)          $      87,000
Buzztime................................................               (835,000)               (868,000)
                                                                   -------------          --------------
          Total.........................................           $ (1,214,000)          $    (781,000)
                                                                   =============          ==============

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

    Our objective is to leverage our unique interactive entertainment as a means of growing our business units--first, as a leading provider of interactive communications, entertainment and software offerings to the hospitality industry through the NTN Hospitality Technologies division. Second, as a developer and distributor of interactive entertainment for consumer markets through interactive television and wireless devices via Buzztime. To accomplish our objectives we are pursuing business strategies to:

    o Increase the number of hospitality locations serviced by the NTN iTV Network, NTN Wireless and Software Solutions. We intend to accomplish this increase by expanding our product offerings to include more value-added services, adding personnel to our sales force, developing new dealer relationships and providing new and updated content on a regular basis. Our NTN iTV Network now includes the new NTN Blast(TM) featuring six new types of entertainment that can be played on our network, including Extreme Sports programming, irreverent word-based games and popular card games like Blackjack (available now) and Texas Hold'em Poker (projected to be launched in late 2004).

    o Increase revenue by launching the NTN iTV Network in the United Kingdom in 2005. Trials are slated for testing the product in approximately 15 to 20 pub locations late in the first quarter of 2005, and we plan to enter into agreements with pub owners later on in 2005 to launch the NTN iTV Network in the United Kingdom.

    o Develop and distribute the Buzztime Trivia Channel and other games to cable and satellite operators with the intent to remain a leading U.S. multi-player interactive television entertainment game channel. We have adapted or are planning to adapt our interactive trivia game show content and technology to the leading interactive television platforms and intend to develop new content and license additional game content for deployment into the U.S. digital cable interactive television market. As Buzztime gains distribution with cable television operators, we expect to increase revenue through three sources: license fees paid by local cable television operators; fees paid by interactive television home subscribers for premium services or pay-per-play transactions; and advertising revenue. We also plan to continue to support our efforts in early-stage wireless entertainment through partnerships with leading wireless distributors and carriers.

        We also are making efforts to make the Buzztime brand more widely known as we believe that will enhance the value of the Buzztime brand and, in turn, should improve our opportunity to gain deployments into the digital cable interactive television market. To that end, we have licensed the Buzztime brand and provided trivia game content under an agreement with a toy manufacturer to develop and market Buzztime trivia cards in late 2004 as well as an electronic plug and play game in 2005. Furthermore, we have entered into an agreement with a provider of airline in flight entertainment to provide in flight trivia game content to selected airlines.

    o Both business units may also explore market opportunities to acquire complimentary businesses to increase revenues and earnings. To that end, we acquired the operations of Zoom Communications in April 2002 (now NTN Wireless), Breakaway International in July 2003 (now Software Solutions) and NTN Interactive Network (now NTN Canada) in December 2003.

    There can be no assurance, however, that we will be successful in executing these strategies.

B.  CRITICAL ACCOUNTING POLICIES

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

    We believe the following critical accounting policies are affected by these significant judgments and estimates used in the preparation of our consolidated financial statements:

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

    o We incur a relatively significant level of depreciation expense in relationship to our operating income (loss). The amount of depreciation expense in any fiscal year is largely related to the estimated life of our handheld, wireless Playmaker(R) keypad devices, computer servers and VSAT satellite dishes located at our customer sites. The Playmakers are depreciated over a four-year life, the servers over a three-year life and the VSAT satellite dishes (most of which expense is actually the associated electronics not the dish itself) over a five-year life. The depreciable life of these assets was determined based upon their estimated useful life which considers anticipated technology changes. If our Playmakers and servers turn out to have a longer life, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

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

    o Revenues from sales of software generally contain multiple elements, and are recognized in accordance with Statement of Position ("SOP") No. 97-2, "SOFTWARE REVENUE RECOGNITION", as amended. Along with the basic software license agreement purchase, customers have the option to purchase annual support and maintenance (also known as post contract support or PCS) for an additional fee based on a stipulated percentage of the license fee. Since vendor specific objective evidence exists for the PCS, we recognize the revenue from the software license at the time the software is shipped to the customer and we recognize the revenue associated with PCS ratably over the term of the support agreement.

        Revenue from development services consists of customizations and, therefore, we recognize revenue from development services as the services are performed under the agreements. We recognize revenues from post-contract customer support, such as maintenance, on a straight-line basis over the term of the contract.

    o We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At September 30, 2004 the net amount of $7,917,000 of goodwill and intangible assets represented 26.1% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

        We performed our annual test for goodwill impairment as required by SFAS 142 for our Software Solutions segment and our NTN Canada unit subsequent to the end of the third quarter in conjunction with the preparation of the September 30, 2004 financial statements. We retained a third-party valuation firm to assist in calculating the fair values of Software Solutions and NTN Canada. The analysis was based upon consideration of (1) the market value of comparable publicly traded companies, (2) the market value of similar companies involved in business combinations, and (3) an income approach of discounting the projected cash flows of operations. The projections of those units involved a number of assumptions and estimates, including revenue growth and operating margins, which management believes are reasonable based upon existing operations and prospective business opportunities. We completed our evaluation and concluded that goodwill was not impaired as the fair value of Software Solutions and NTN Canada exceeded their carrying value, including goodwill. The amount of goodwill as of September 30, 2004 was $3,681,000. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

        We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen during 2004 to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

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

C.  RESULTS OF OPERATIONS

1. THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

    Operations for the three months ended September 30, 2004 resulted in a net loss of $1,232,000 compared to a net loss of $716,000 for the three months ended September 30, 2003.

REVENUES

    The revenues of the NTN Hospitality Technologies division increased by $1,432,000, or 20.0%, to $8,592,000 for the three months ended September 30, 2004 from $7,160,000 for the three months ended September 30, 2003. The revenue contribution from the three operating segments of the division for the three months ended September 30, 2004 and 2003 are shown in the following table:

             COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                    Three Months Ended September 30,
                                    --------------------------------
                                  2004             2003          Change
                                  ----             ----          ------
NTN iTV Network*               $6,545,000      $5,614,000      $  931,000
NTN Wireless                    1,041,000         962,000          79,000
Software Solutions              1,006,000         584,000         422,000
                               ----------      ----------      ----------
  Total Revenue of Division    $8,592,000      $7,160,000      $1,432,000
                               ==========      ==========      ==========

    (* For the purpose of this analysis, the NTN iTV Network's revenues include $4,000 and $3,000 of "other" revenues for the three months ended September 30, 2004 and 2003, respectively.)

    Within the NTN iTV Network segment there are several revenue contributors, including our subscription revenue from core hospitality operations, Canadian license revenue (which ceased as of December 15, 2003), revenue from our Canadian operations (which commenced on December 15, 2003), advertising revenue and installation revenue. The primary revenue components are broken out in the following table:

                      COMPONENTS OF NTN ITV NETWORK REVENUE

                                      Three Months Ended September 30,
                                      --------------------------------
                                    2004            2003            Change
                                    ----            ----            ------
U.S. Subscription Revenues      $5,360,000      $5,064,000      $  296,000
Canadian License Revenue                --         223,000        (223,000)
Revenue from Canadian
  Operations                       921,000              --         921,000
U.S. Advertising Revenue           121,000         149,000         (28,000)
U.S. Installation Revenue          143,000         178,000         (35,000)
                                -----------     -----------     -----------
  NTN iTV Network               $6,545,000      $5,614,000      $  931,000
                                ===========     ===========     ===========

    As noted in the above table, our subscription revenue from core hospitality operations increased by $296,000, or 5.8%, in the third quarter of 2004 due to an increase in net site count and a higher average price on installed sites compared to terminated sites. Licensing revenues from our Canadian licensee ceased in the fourth quarter of 2003 as we finalized the acquisition of the operations of the licensee. On December 15, 2003, we acquired the operations of our Canadian licensee, so we now show the overall revenues of the Canadian operation rather than the previous license revenue.

    In the three months ended September 30, 2004, the NTN iTV Network generated domestic advertising revenue of approximately $121,000 compared to approximately $149,000 in the three months ended September 30, 2003. The primary reason for the $28,000 decline in domestic advertising revenue was due to a major advertising campaign in the 2003 period without a comparable campaign in the 2004 period.

    In the three months ended September 30, 2004, we added a net number of 95 new sites in the United States compared to a net number of 37 new domestic sites in the three months ended September 30, 2003. This site count increase was the largest third quarter net addition of sites in seven years, which builds on the second quarter of 2004, which was the highest second quarter addition of sites in nine years. Despite this growth in new sites, installation revenue associated with installing new customer locations decreased $35,000 as some of the deferred revenue associated with prior year installations has become fully amortized. Over the past two years we have also adopted a strategy of charging new sites a lower installation fee and higher recurring monthly fees than our previous pricing. This strategy has had the beneficial impact of increasing our subscription revenues as noted in the above chart but it has also reduced the amount of deferred revenue from those new sites that is recognized as installation revenue over an estimated average customer life of three years. This trend, coupled with the falloff of amortization of deferred revenue from prior years, led to this lower level of installation revenue.

    The NTN iTV Network customer site count in the United States at September 30, 2004 was 3,225. This was an increase of 126 sites over September 30, 2003. Our Canadian site count at September 30, 2004 was approximately 353.

    Revenues from NTN Wireless increased by $79,000 from $962,000 in the three months ended September 30, 2003 to $1,041,000 in the three months ended September 30, 2004. This increase resulted from a general increase in customer activity.

    Revenues from Software Solutions increased by $422,000 from $584,000 in the three months ended September 30, 2003 to $1,006,000 in the three months ended September 30, 2004. There were only two months of activity in the September 30, 2003 period as we acquired the operations of Breakaway International on July 31, 2003.

    Buzztime service revenues increased $73,000 to $180,000 in the three months ended September 30, 2004 from $107,000 in the three months ended September 30, 2003. Both periods included $100,000 in revenues recognized under a development agreement with Comcast Cable, a major cable operator. The primary factor in the $73,000 increase was $58,000 from United States and Canadian satellite operators for distribution of Buzztime trivia to their users on a subscription basis. The remainder of the revenue growth came from increases in license revenue from SusCom and Digeo.

    As a result of the above factors, NTN's consolidated revenues increased $1,505,000, or 20.7%, to $8,772,000 in the three months ended September 30, 2004 from $7,267,000 in the three months ended September 30, 2003.

OPERATING EXPENSES

    Consolidated direct operating costs increased $78,000, or 2.8%, to $2,895,000 in the three months ended September 30, 2004 from $2,817,000 in the three months ended September 30, 2003. The following table compares the direct costs for each of our operating segments between the three months ended September 30, 2004 and 2003:

                             DIRECT OPERATING COSTS

                                               Three Months Ended September 30,
                                               --------------------------------
                                             2004           2003           Change
                                             ----           ----           ------
NTN iTV Network                          $1,830,000      $1,876,000      $  (46,000)
NTN Wireless                                631,000         566,000          65,000
Software Solutions                          111,000          82,000          29,000
                                         ----------      ----------      ----------

  Hospitality Technologies division       2,572,000       2,524,000          48,000
Buzztime                                    323,000         293,000          30,000
                                         ----------      ----------      ----------
    Consolidated                         $2,895,000      $2,817,000      $   78,000
                                         ==========      ==========      ==========

    The drivers in the $78,000 increase in our direct operating costs were the $65,000 increase in NTN Wireless, the $30,000 increase in Buzztime, the $29,000 increase in Software Solutions and $46,000 decrease in NTN iTV Network. As noted above, we operated the Software Solutions segment for only two months of the 2003 period compared to all three months of the 2004 period.

    The $65,000 increase in the direct operating costs of NTN Wireless was largely related to the cost of goods sold associated with the NTN Wireless revenue increase of $79,000 noted above and to reduced gross margins. Our gross margin in the NTN Wireless segment in the three months ended September 30, 2004 was 39%, a 2% decrease from the 41% gross margin we recorded in the three months ended September 30, 2003. An increase of $48,000 in our reserves for sales returns and warranties to reflect the increased sales volume of the segment caused this gross margin decrease.

    The direct operating costs of our core NTN iTV Network segment included $113,000 of direct operating costs of NTN Canada, which we did not operate in the 2003 period. Given that the direct operating costs of the entire iTV Network, including NTN Canada, decreased by $46,000, the direct operating costs of the domestic portion of the iTV Network actually decreased by $159,000. This $159,000 decrease was primarily due to an approximate $83,000 decrease in direct depreciation and a reduction of communication expenses of approximately $84,000. The depreciation decrease was due, in turn, to a growing amount of the broadcast equipment at our customer sites becoming fully depreciated. The reduction in communication expenses was due to a decline in our phone rates and to the conversion of a portion of our installed customer base to VSAT.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Consolidated selling, general and administrative expenses (SG&A) increased $1,850,000 or 39.9%, to $6,672,000 in the three months ended September 30, 2004 from $4,822,000 in the three months ended September 30, 2003. The following table compares the selling, general and administrative expenses for each of our operating segments between the three months ended September 30, 2004 and 2003:

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                              2004            2003            Change
                                              ----            ----            ------
NTN iTV Network                          $ 4,098,000      $ 2,973,000      $ 1,125,000
NTN Wireless                                 571,000          451,000          120,000
Software Solutions                         1,334,000          723,000          611,000
                                         ------------     ------------     ------------
                                                                               723,000
  Hospitality Technologies division        6,003,000        4,147,000        1,856,000
Buzztime                                     669,000          675,000           (6,000)
                                         ------------     ------------     ------------
    Consolidated                         $ 6,672,000      $ 4,822,000      $ 1,850,000
                                         ============     ============     ============

    SG&A expenses in the three months ended September 30, 2004 included the SG&A expenses of Software Solutions and NTN Canada compared to the three months ended September 30, 2003, which included only two months of operations of Software Solutions (compared to three months in the 2004 period) and did not include NTN Canada at all.

    The $1,125,000 SG&A increase in the NTN iTV Network segment was partially due to $400,000 of SG&A expenses in our new NTN Canada subsidiary. The remainder of the SG&A increase of $725,000 in the NTN iTV Network came from a variety of items including:

    o   $168,000 of Sarbanes-Oxley-related costs;
    o approximately $92,000 of legal fees relating to the now settled litigation with Two Way TV (U.S.);
    o increased salaries and benefits of approximately $147,000 related to the hiring of additional personnel in the United States;
    o   increased bad debt expense of $57,000;
    o increased marketing expenses of $51,000 associated with the launch of NTN Blast(TM) content and the new iTV dual-channel technology platform; and
    o   increased repairs and maintenance expense of approximately $45,000

    The $120,000 increase in the SG&A of NTN Wireless was primarily due to an $82,000 increase in legal fees relating to the LRS litigation in the three months ended September 30, 2004 over the legal fees in the 2003 period.

    The increase in the SG&A of Software Solutions was also due to a trial of an increased telephonic technical support call center with Domino's Pizza over the three months ended September 30, 2004 with related head count increases both of a permanent and temporary personnel nature.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization not related to direct operating costs increased $6,000, or 1.8%, to $335,000 in the three months ended September 30, 2004 from $329,000 in the three months ended September 30, 2003. This increase was due to amortization of intangible assets that we added as a result of the Software Solutions and NTN Canada transactions in the second half of 2003.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased $4,000 to $84,000 in the three months ended September 30, 2004 from $80,000 in the three months ended September 30, 2003, due primarily to projects to continue development of new technologies for the iTV network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

    Interest income in the three months ended September 30, 2004 was $24,000 compared to $1,000 in the three months ended September 30, 2003. The interest income in 2004 arose from investing the proceeds of our January 2004 equity offering into short term United States governmental agency securities.

    Interest expense decreased $3,000, or 9.1%, to $30,000 in the three months ended September 30, 2004, compared to $33,000 in the three months ended September 30, 2003, due primarily to the paydown of the balance on our revolving line of credit following the completion of our equity offering in January 2004.

    In the three months ended September 30, 2003, we recorded $105,000 of other income that arose from a gain on early extinguishment of debt. We did not record any other income in the three months ended September 30, 2004.

INCOME TAXES

    The NTN Hospitality Technologies division is expected to report taxable income for the year ended December 31, 2004. For federal income tax reporting purposes and in unitary states where the NTN may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. As a result, NTN Hospitality Technologies recorded a state tax provision of $12,000 in the three months ended September 30, 2004. This was a $4,000 increase over the $8,000 provision for income taxes recorded in the three months ended September 30, 2003

EBITDA

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

    Our EBITDA decreased by $614,000 to negative $309,000 in the three months ended September 30, 2004 from EBITDA of $305,000 in the three months ended September 30, 2003. This EBITDA decrease was primarily due to the $591,000 increase in our net loss in 2004.

    The following table reconciles our net loss per GAAP to EBITDA:

                                              THREE MONTHS ENDED
                                                  SEPTEMBER 30
                                        -------------------------------
                                            2004             2003
                                        ------------      ------------
EBITDA CALCULATION
Net loss per GAAP                       $(1,232,000)      $  (716,000)
     Interest expense (net)                   6,000            32,000
     Depreciation and amortization          980,000           981,000
     Income taxes                            12,000             8,000
                                        ------------      ------------
EBITDA                                  $  (234,000)      $   305,000
                                        ============      ============

On a segment basis, our segments generated EBITDA levels as presented below:

                                                              THREE MONTHS ENDED
($000)                                                        SEPTEMBER 30, 2004
                                      -----------------------------------------------------------------------
EBITDA CALCULATION:
                                        NTN ITV       NTN       SOFTWARE   HOSP. TECH.
                                        NETWORK     WIRELESS    SOLUTIONS      DIV.       BUZZTIME     TOTAL
                                        -------     --------    ---------      ----       --------     -----
Net income (loss)                       $   289     $  (182)    $  (504)     $  (397)     $  (835)    $(1,232)

     Interest expense (net)                   6          --          --            6           --           6
     Depreciation and amortization          725          20          98          843          137         980
     Income taxes                            12          --          --           12           --          12
                                        --------    --------    --------     --------     --------    --------
EBITDA                                  $ 1,032     $  (162)    $  (406)     $   464      $  (698)    $  (234)
                                        ========    ========    ========     ========     ========    ========

                                                                THREE MONTHS ENDED
($000)                                                          SEPTEMBER 30, 2003
                                      -----------------------------------------------------------------------
EBITDA CALCULATION:
                                        NTN ITV       NTN        SOFTWARE   HOSP. TECH.
                                        NETWORK     WIRELESS     SOLUTIONS     DIV.      BUZZTIME       TOTAL
                                        -------     --------     ---------     ----      --------       -----

Net income (loss)                       $  569      $  (96)      $ (321)      $  152      $ (868)      $ (716)

     Interest expense (net)                 32          --           --           32          --           32
     Depreciation and amortization         709          36          113          858         123          981
     Income taxes                            8          --           --            8          --            8
                                        -------     -------      -------      -------     -------      -------

EBITDA                                  $1,321      $  (61)      $ (210)      $1,050      $ (745)      $  305
                                        =======     =======      =======      =======     =======      =======

2.  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

    Operations for the nine months ended September 30, 2004 resulted in a net loss of $3,600,000 compared to a net loss of $1,819,000 for the nine months ended September 30, 2003.

REVENUES

    The revenues of the NTN Hospitality Technologies division increased by $4,748,000, or 22.5%, to $25,883,000 for the nine months ended September 30, 2004 from $21,135,000 for the nine months ended September 30, 2003. For the purpose of this analysis, the NTN Hospitality Technologies division's revenues include $18,000 and $8,000 of "other" revenues for the nine months ended September 30, 2004 and 2003, respectively. The revenue contribution from the three operating segments of the division for the nine months ended September 30, 2004 and 2003 are shown in the following table:

             COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                        Nine Months Ended September 30,
                                        -------------------------------
                                    2004             2003            Change
                                    ----             ----            ------
NTN iTV Network                  $18,890,000      $16,836,000      $ 2,054,000
NTN Wireless                       4,131,000        3,715,000          416,000
Software Solutions                 2,862,000          584,000        2,278,000
                                 -----------      -----------      -----------
  Total Revenue of Division      $25,883,000      $21,135,000      $ 4,748,000
                                 ===========      ===========      ===========

    Within the NTN iTV Network there are several revenue contributors, including our subscription revenue from core hospitality operations, Canadian license revenue (which ceased as of December 15, 2003), revenue from our Canadian operations (which commenced on December 15, 2003), advertising revenue and installation revenue. The primary revenue components are broken out in the following table:

                      COMPONENTS OF NTN ITV NETWORK REVENUE

                                         Nine Months Ended September 30,
                                         -------------------------------
                                    2004             2003             Change
                                    ----             ----             ------
U.S. Subscription Revenues      $15,499,000      $14,662,000      $   837,000
Canadian License Revenue                 --          751,000         (751,000)
Revenue from Canadian
  Operations                      2,614,000               --        2,614,000
U.S. Advertising Revenue            315,000          372,000          (57,000)
U.S. Installation Revenue           462,000        1,051,000         (589,000)
                                -----------      -----------      -----------
  NTN iTV Network               $18,890,000      $16,836,000      $ 2,054,000
                                ===========      ===========      ===========

    As noted in the above table, our subscription revenue from core hospitality operations increased by $837,000, or 5.7%, in the nine months ended September 30, 2004 due to an increase in net site count. Licensing revenues from our Canadian licensee ceased in the fourth quarter of 2003 as we finalized the acquisition of the operations of the licensee. On December 15, 2003, we acquired the operations of our Canadian licensee, so we now show the overall revenues of the Canadian operation rather than the previous license revenue.

    In the first nine months of 2004, the NTN iTV Network generated domestic advertising revenue of approximately $315,000 compared to approximately $372,000 in the first nine months of 2003. This $57,000 decrease was due to several advertising campaigns in the 2003 period that ended without comparable campaigns in the 2004 period.

    Installation revenue associated with installing new customer locations decreased $589,000, or 56.0%. This was primarily due to deferred revenue associated with prior year installations becoming fully amortized. To a lesser extent, over the past two years, we have adopted a strategy of charging new sites a lower installation fee and higher recurring monthly fees than our previous pricing in order to grow our customer base. This strategy has had the beneficial impact of increasing our subscription revenues as noted in the above chart but it has also reduced the amount of deferred revenue from those new sites that is recognized as installation revenue over an average customer life of three years. This trend coupled with the falloff of amortization of deferred revenue from prior years led to this lower level of installation revenue. However, we believe this move to a lower installation fee coupled with higher recurring fees has a greater long-term financial benefit to NTN. We added 100 net new domestic sites in the first nine months of 2004 compared to a decrease of 72 net new domestic sites in the first nine months of 2003. This domestic site count increase was the largest nine month net addition of sites in 7 years.

    Revenues from NTN Wireless increased by $416,000 from $3,715,000 in the first nine months of 2003 to $4,131,000 in the first nine months of 2004. This revenue growth resulted from a general increase in customer activity.

    Revenues from Software Solutions increased by $2,278,000 from $584,000 in the first nine months of 2004 to $2,862,000. There were only two months of Software Solutions revenues in the comparable 2003 period since we acquired the operations of Breakaway International on July 31, 2003.

    Buzztime service revenues increased $90,000 to $262,000 in the first nine months of 2004 from $172,000 in the first nine months of 2003. The 2004 period included $100,000 in revenues recognized under a development agreement with a major cable operator compared to $150,000 in the 2003 period. Excluding that $50,000 negative variance, Buzztime's revenues grew by $140,000. The primary factor in that $140,000 pro forma increase was $103,000 from United States and Canadian satellite operators for distribution of Buzztime trivia to their users on a subscription basis. The remainder of the revenue growth came from a variety of sources including increases in license revenue from SusCom and Digeo.

    As a result of the above factors, NTN's consolidated revenues increased $4,838,000, or 22.7%, to $26,145,000 in the first nine months of 2004 from
$21,307,000 in the first nine months of 2003.

OPERATING EXPENSES

    Direct operating costs increased $508,000, or 6.1%, to $8,817,000 in the first nine months of 2004 from $8,309,000 in the first nine months of 2003. The following table compares the direct operating costs for each of our operating segments for the nine months ended September 30, 2004 and 2003:

                             DIRECT OPERATING COSTS

                                            Nine Months Ended September 30,
                                            -------------------------------
                                         2004           2003            Change
                                         ----           ----            ------
NTN iTV Network                      $5,025,000      $5,112,000      $  (87,000)
NTN Wireless                          2,524,000       2,303,000         221,000
Software Solutions                      363,000          82,000         281,000
                                     ----------      ----------      ----------
Hospitality Technologies division     7,912,000       7,497,000         415,000
Buzztime                                905,000         812,000          93,000
                                     ----------      ----------      ----------
    Consolidated                     $8,817,000      $8,309,000      $  508,000
                                     ==========      ==========      ==========

    The three drivers in the $508,000 increase in our direct operating costs were the $281,000 increase in Software Solutions, the $221,000 increase in NTN Wireless and the $93,000 increase in Buzztime, which increases were partially offset by the $87,000 decrease in the direct costs of the iTV Network. As noted above, we only operated the Software Solutions segment for only two months in the 2003 period compared to nine months of the 2004 period.

    The $221,000 increase in the direct operating costs of NTN Wireless was largely related to the cost of goods sold associated with the NTN Wireless revenue increase of $416,000 noted above. Our gross margin in the NTN Wireless segment in the first nine months of 2004 was 39%, a 1% increase over the 38% gross margin we recorded in the first nine months of 2003. This gross margin increase was due to reduced costs on our NTN Wireless inventories.

    The $93,000 increase in the direct operating costs of Buzztime was primarily due to a $67,000 increase in direct amortization relating to licensed content and to a $39,000 increase in salaries and related expenses as a result of adding additional content creation and other personnel.

    The $87,000 decrease in the direct operating costs of our NTN iTV Network segment was the result of a number of factors. The 2004 period included $216,000 of direct operating costs of NTN Canada while the 2003 period had no such costs. Therefore, the domestic direct operating costs actually decreased by $303,000 in the nine-month period. This $303,000 decrease was primarily due to a $443,000 decrease in direct depreciation, which, in turn, was caused by an increasing level of fully depreciated broadcast equipment at our customer sites and to a $312,000 reduction of communication expenses. The reduction in telephone expenses was due to a decline in our phone rates and to the conversion of a portion of our installed customer base to VSAT. These decreases were partially offset by a $279,000 increase in Playmaker repair expenses, and a $102,000 increase in costs for miscellaneous parts used in Playmakers and other broadcast equipment. These expense increases were largely caused by the overall increase in the average age of the site equipment at our customer sites.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative (SG&A) expenses increased $6,274,000 or 46.8%, to $19,835,000 in the first nine months of 2004 from $13,561,000 in the first nine months of 2003. The following table compares the SG&A expenses for each of our operating segments for the nine months ended September 30, 2004 and 2003:

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                      Nine Months Ended September 30,
                                               ----------------------------------------------
                                                 2004               2003            Change
                                                 ----               ----            ------
   NTN iTV Network                             $13,052,000         $9,951,000      $3,101,000
   NTN Wireless                                  1,286,000          1,192,000          94,000
   Software Solutions                            3,640,000            777,000       2,863,000
                                               -----------        -----------      ----------
     Hospitality Technologies division          17,978,000         11,920,000       6,058,000
   Buzztime                                      1,857,000          1,641,000         216,000
                                               -----------        -----------      ----------
       Consolidated                            $19,835,000        $13,561,000      $6,274,000
                                               ===========        ===========      ==========

    SG&A expenses in the first nine months of 2004 included the SG&A expenses of Software Solutions and NTN Canada compared to the first nine months of 2003, which only included two months of operations of Software Solutions compared to nine months of the 2004 period and did not include the operations of NTN Canada as those units were acquired in July and December of 2003, respectively. The $94,000 increase in the SG&A of NTN Wireless was primarily due to a $206,000 increase in legal fees relating to the LRS litigation in the first nine months of 2004 over the legal fees in the 2003 period.

    The $3,101,000 SG&A increase in the NTN iTV Network segment was partially due to $1,164,000 of SG&A expenses in our new NTN Canada subsidiary. Another significant factor was approximately $292,000 of expenses related to the costs and eventual settlement of the Two Way TV litigation in Canada. The remainder of the SG&A increase of $1,645,000 in the NTN iTV Network came from a variety of items including increased legal and professional fees, including Sarbanes-Oxley-related costs of $249,000, and increased salaries and benefits of approximately $567,000, increased office rental expense of $120,000, increased telephone expense of $140,000, increased marketing expenses of $197,000, increased repairs and maintenance expense of approximately $90,000 and increased insurance costs of $39,000. The increases in salaries and related expenses were related to the hiring of additional personnel in the United States.

    The increase in the SG&A of Software Solutions was also due to a trial of an increased telephonic technical support call center with Domino's Pizza over the three months ended September 30, 2004 with related head count increases both of a permanent and temporary personnel nature.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization not related to direct operating costs increased $79,000, or 8.7%, to $987,000 in the first nine months of 2004 from $908,000 in the first nine months of 2003. This increase was due to amortization of intangible assets that we added as a result of the Software Solutions and NTN Canada transactions in the second half of 2003.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased $12,000 to $256,000 in the first nine months of 2004 from $244,000 in the first nine months of 2003, due primarily to projects to continue development of new technologies for the iTV network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

    Interest income in the first nine months of 2004 was $66,000 compared to $4,000 in the first nine months of 2003. The interest income in 2004 arose from investing the proceeds of our January 2004 equity offering into short term United States governmental agency securities.

    Interest expense decreased $104,000, or 52.0%, to $96,000 in the first nine months of 2004, compared to $200,000 in the first nine months of 2003, due primarily to the paydown of the balance on our revolving line of credit following the completion of our equity offering in January 2004.

    Other income was $225,000 in the nine months ended September 30, 2004. This other income arose from the settlement of a derivative securities lawsuit. In the nine months ended September 30, 2003, we recorded $105,000 of other income that arose from a gain on early extinguishment of debt.

MINORITY INTEREST

    Minority interest in loss of consolidated subsidiary was $10,000 in the first six months of 2003, which represented an allocation of six percent of Buzztime's losses for only the first half of the month of January 2003 since Scientific-Atlanta converted their minority interest in the Buzztime subsidiary into NTN common stock on January 16, 2003.

INCOME TAXES

    The NTN Hospitality Technologies division is expected to report taxable income for the year ended December 31, 2004. For federal income tax reporting purposes and in unitary states where the NTN may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. As a result, NTN Hospitality Technologies recorded a state tax provision of $45,000 in the first nine months of 2004. This was a $22,000 increase over the $23,000 provision for income taxes recorded in the first nine months of 2003.

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

    Our EBITDA decreased by $2,159,000 to negative $728,000 in the first nine months of 2004 from EBITDA of $1,431,000 in the first nine months of 2003. This EBITDA decrease was primarily due to the $1,856,000 increase in our net loss in 2004.

    The following table reconciles our net loss per GAAP to EBITDA:

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30
                                            -------------------------------
                                                2004              2003
                                            ------------      ------------
    EBITDA CALCULATION

    Net loss per GAAP                       $(3,600,000)      $(1,819,000)
         Interest expense (net)                  30,000           196,000
         Depreciation and amortization        2,872,000         3,031,000
         Income taxes                            45,000            23,000
                                            ------------      ------------
    EBITDA                                   $ (653,000)      $ 1,431,000
                                            ============      ============

On a segment basis, our segments generated EBITDA levels as presented below:

                                                                      NINE MONTHS ENDED
($000)                                                               SEPTEMBER 30, 2004
                                      -----------------------------------------------------------------------------
EBITDA CALCULATION:
                                        NTN ITV        NTN        SOFTWARE    HOSP. TECH.
                                        NETWORK      WIRELESS     SOLUTIONS       DIV.         BUZZTIME       TOTAL
                                        -------      --------     ---------       ----         --------       -----
Net income (loss)                       $   951      $   (12)      $(1,579)      $  (640)      $(2,960)      $(3,600)

     Interest expense (net)                  30           --            --            30            --            30
     Depreciation and amortization        2,114           75           290         2,479           393         2,872
     Income taxes                            45           --            --            45            --            45
                                        --------     --------      --------      --------      --------      --------
EBITDA                                  $ 3,140      $    63       $(1,289)      $ 1,914       $(2,567)      $  (653)
                                        ========     ========      ========      ========      ========      ========

                                                                      NINE MONTHS ENDED
($000)                                                               SEPTEMBER 30, 2003
                                      -----------------------------------------------------------------------------
EBITDA CALCULATION:
                                        NTN ITV        NTN        SOFTWARE    HOSP. TECH.
                                        NETWORK      WIRELESS     SOLUTIONS       DIV.         BUZZTIME       TOTAL
                                        -------      --------     ---------       ----         --------       -----
Net income (loss)                       $ 1,340      $   (80)      $  (321)      $   939      $(2,758)      $(1,819)

     Interest expense (net)                 196           --            --           196           --           196
     Depreciation and amortization        2,403          102           113         2,618          413         3,031
     Income taxes                            23           --            --            23           --            23
                                        --------     --------      --------      --------     --------      --------
EBITDA                                  $ 3,962      $    22       $  (208)      $ 3,776      $(2,345)      $ 1,431
                                        ========     ========      ========      ========     ========      ========

D.  LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2004, we had cash and cash equivalents of $9,464,000 and working capital (current assets in excess of current liabilities) of $8,651,000, compared to cash and cash equivalents of $2,503,000 and working capital of $765,000 at December 31, 2003. Net cash provided by (used in) operating activities was $(1,299,000) for the nine months ended September 30, 2004 and $1,714,000 for the nine months ended September 30, 2003, or a $3,013,000 reduction in cash provided by operating activities.

    The primary causes of this $3,013,000 decline in the cash generated by our operating activities were:

    o   the increase in our loss of $1,781,000,
    o accounts payable and accrued expenses declined as a source of cash from $872,000 in the nine months ended September 30, 2003 to $71,000 in the 2004 period, or a decrease in the change in accounts payable and accrued expenses of $801,000. This reduction was primarily due to the change in accrued expenses in 2004, and
    o an increase in the use of cash associated with the change in deferred costs of $604,000. The increase in the deferred costs area was due to the growth of new sites in our NTN iTV Network as discussed above.

    Net cash used in investing activities was $3,030,000 for the nine months ended September 30, 2004 compared with $2,181,000 for the nine months ended September 30, 2003. Included in net cash used in investing activities for the nine months ended September 30, 2004 were $2,276,000 in capital expenditures largely related to the increase in our NTN iTV Network sites and to the ongoing process of converting our NTN iTV Network installed customer base to the new VSAT satellite technology, $338,000 of deposits on broadcast equipment and $313,000 of capitalized software development expenditures. The two components of net cash used in investing activities for the nine months ended September 30, 2003 were $1,611,000 of capital expenditures and $570,000 relating to the acquisition of businesses in 2003.

    Net cash provided by financing activities was $11,281,000 for the nine months ended September 30, 2004 compared to $2,389,000 for the nine months ended September 30, 2003. The cash provided by financing activities for the nine months ended September 30, 2004 included $13,001,000 of net proceeds from our equity offering in January 2004 and $385,000 from the exercise of stock options and warrants. These proceeds were partially offset by $1,000,000 of principal payments on the revolving line of credit, $974,000 of principal payments on equipment notes payable and $131,000 of principal payments on capital leases. In the first nine months of 2003, we raised $3,723,000 in net proceeds from investments by Media General, Inc. and Robert Bennett, both related parties, and $373,000 from the exercise of stock options and warrants. These proceeds were partially offset by $1,234,000 of net principal payments on the revolving line of credit, $310,000 of principal payments on equipment notes payable and $163,000 of principal payments on capital leases.

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

VSAT EQUIPMENT FINANCING

    Our VSAT satellite equipment vendor has helped finance our VSAT equipment purchases under a five year equipment note payable, which has helped finance approximately 30% of the cost of the equipment. For the nine months ended September 30, 2004, the total amount of VSAT equipment purchased was $1,172,000 and we paid approximately $940,000 in principal payments to the vendor. While this equipment note is non-interest bearing, we impute an interest rate to this note.

FUTURE FINANCING NEEDS

    In light of the recent completion of the January 2004 financing, it is unlikely that we will require additional financing in the next twelve months. While our capital requirements over the next twelve months will depend upon the growth of our two business units, unless we see exceptionally high growth (for example, net site growth of 300 or more sites in the NTN iTV Network or at least a dozen additional deployments of the Buzztime Trivia Channel), utilization of our cash and existing line of credit is expected to be sufficient to cover our financing requirements for the next twelve months.

    Our liquidity and capital resources, while stronger than in recent years, remain limited and this may constrain our ability to operate and grow our business beyond these levels.

    Future capital investment for our new satellite network and for new site installations, and cash used for acquisitions and expenditures for Buzztime, will likely cause our cash expenditures to exceed cash inflows, though we currently do not anticipate using more than $5 million over the next twelve months based on the above low growth scenario. We expect the level of expenditures in Buzztime to increase over the next twelve months as we are field-testing the channel with Time Warner in Portland, Maine and now with Comcast Cable in Baltimore, Maryland. We also continue in the pre-field testing phase with certain other cable operators.

    If current Buzztime channel sales efforts to cable MSOs (the largest multiple system operators in the United States) succeed as planned and we enter into additional field trials or national agreements with those cable operators, management intends to aggressively increase Buzztime game development and sales and marketing efforts to more quickly advance our distribution within the U.S.

market, which likely will require additional capital in the second half of 2005. We also believe that any additional success that Buzztime achieves in entering into additional field trials with MSOs may enhance our ability to raise additional capital at favorable pricing, although there can be no assurance that will happen.

    The NTN Hospitality Technologies division has transmitted its data through the FM2 satellite platform for more than ten years. That arrangement is currently scheduled to end in February 2005; however, we have a verbal understanding to extend the expiration date. In November 2002, we entered into equipment purchase and satellite service agreements to convert the entire network of over 3,000 sites to a much higher speed, two-way VSAT satellite technology over a two-year period ending February 2005. We are now discussing the extension of this two-year conversion period and the continued operation of some FM2 sites for an indefinite period of time. We entered into these agreements with the same reseller of satellite services that provided the FM2 satellite platform to us. If and when all 3,000 sites are converted, the conversion from the one-way FM2 technology to a two-way satellite technology may require aggregate capital expenditures of up to $4.5 million and increased cash operating expenses (including estimated installation costs) of up to $2.5 million over the conversion period, which will lower our historical positive cash flow. As of September 30, 2004, installations of the two-way VSAT technology were only being implemented for new iTV Network installations and for those existing sites that chose to pay additional fees to receive our new NTN Blast(TM) content. As of September 30, 2004, approximately 38% of North American sites had been converted to VSAT. To date, this upgrade has had a moderately adverse impact on our earnings when compared with what earnings would have been without the expenditures. The offsetting benefits of the installation include the elimination, at completion, of telecom costs that currently average approximately $660,000 per year and an expected increase of revenues from the sites.

    We also believe that NTN Canada will require a significant amount of capital investment. The previous owner did not convert the Canadian customer base from the older, DOS-based platform to our newer, Windows(R)-based DITV Network, which we believe adversely affected growth and licensing revenue in that market. To address future growth strategies in Canada, we have begun to convert the customer base of approximately 350 sites to both DITV and VSAT, which we expect to take place over the next 12 months. This investment may be on the order of $1.4 million. We believe that the majority or perhaps all of the Canadian capital expenditures will be financed through operating cash flow that we generate in Canada.

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

    Software Solutions currently requires ongoing capital resources to cover its operating losses. It is likely that Software Solutions will require $1 to $1.5 million of working capital over the next twelve months. The historical activities of the segment do not require significant fixed asset additions. However, we recently entered into a three-year agreement to provide an expanded set of support services with Domino's Pizza. This expanded support agreement initially is with Domino's corporate-owned stores and Domino's is recommending that their franchisees enter into the support arrangement with us. If a majority of the Domino's franchisees eventually sign up with us for support, this agreement could materially improve the performance of the Software Solutions segment. If the franchise stores delay their conversion to the Domino's Pulse POS software, and therefore do not enter into broader support relationships with the Company, some of the upside potential available under this agreement may not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to risks related to, stock market fluctuations, interest rates and currency exchange rates. As of September 30, 2004, we owned common stock of an Australian company that is subject to market risk. At September 30, 2004, the carrying value of this investment was $261,000, which is net of a $556,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At September 30, 2004, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $26,000 in the carrying value of the investment. As of September 30, 2004 we also had cash equivalents of approximately $9 million invested primarily in short-term government bonds that is subject to market risk.

    We also face currency exchange risk with our operations in Canada. NTN Canada earned approximately Canadian $1.4 million (or U.S. $1.1 million) before corporate overhead and taxes in the nine months ended September 30, 2004. A hypothetical 10% decline in the value of the Canadian dollar versus the United States dollar would reduce the stated contribution from that unit to the NTN iTV Network segment by that same 10%.

ITEM 4. CONTROLS AND PROCEDURES

    Our Chief Executive Officer and Chief Financial Officer have reviewed and continue to evaluate the effectiveness of NTN's controls and procedures over financial reporting and disclosure (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. The term "disclosure controls and procedures" is defined in Rules13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the Company's controls and procedures over financial reporting and disclosure, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

    An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's controls and procedures over financial reporting and disclosure as of September 30, 2004.

    We are continuing our evaluation of our internal controls as required by Sections 404(a) of the Sarbanes-Oxley Act of 2002. We are nearing completion of our documentation and testing of the effectiveness of our internal controls using the COSO framework. In the course of our evaluation, we have identified certain deficiencies, which we are addressing. These have been communicated to our Audit Committee and we are taking appropriate steps to make necessary improvements and enhance the reliability of our internal controls over financial reporting.

    Based on our continuing evaluation, the Company's management, including the CEO and CFO, concluded that the Company's controls and procedures over financial reporting and disclosure were effective as of September 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we completed our evaluation.

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

LONG RANGE SYSTEMS

    On March 21, 2003, Long Range Systems, Inc. ("LRS") filed, in the United States District Court, Northern District of Texas, a patent infringement complaint against our NTN Wireless subsidiary. This complaint alleged trade dress and patent infringement and unfair competition. This complaint relates only to our repair and replacement activities of LRS pagers, which is not a significant percentage of our NTN Wireless business. In February 2004, LRS amended their complaint to eliminate certain allegations relating to infringement of its utility patent for wireless pagers. In August 2004, the Court rejected LRS motion requesting additional time to take discovery. Further, in August 2004, we filed a motion for partial summary judgment seeking to dispose of certain claims of LRS. The summary judgment motion remains pending the Court's ruling. We do not believe that this matter represents a significant level of exposure and intend to defend vigorously.

    On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The case was subsequently transferred to the United States District Court, Southern District of California. Our complaint alleges that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name: www.ntnwireless.com in violation of our trademark rights. LRS agreed to relinquish its rights to the domain name and we subsequently secured registration of www.ntnwireless.com. In March 2004, the Court ruled on the motion filed by LRS to dismiss our complaint, granting in part dismissal of the defamation, trade libel and intentional interference with prospective economic advantage claims and denying the motion to dismiss on the Lanham Act and unfair competition allegations. In June 2004, we participated in a settlement conference before the Court; however, no settlement was attained. We intend to vigorously pursue the remaining claims.

OPEN TABLE

    In March 2004, we received correspondence from Open Table, Inc. ("Open Table") alleging breach of the non-compete provisions of the Asset Purchase Agreement entered into by and between Open Table and Breakaway International, Inc. ("Breakaway") in February 2002. Our NTN Software Solutions, Inc. subsidiary assumed certain obligations of Breakaway pursuant to the Asset Purchase Agreement we entered into with Breakaway in July 2003. In March 2004, we acknowledged receipt of the Open Table correspondence and advised Open Table that we were investigating the allegations set forth in such correspondence. On April 23, 2004, Open Table filed a complaint in the Superior Court of the State of California, County of San Francisco, against NTN Communications, Inc. f/k/a Breakaway International, Inc., alleging breach of contract, breach of implied covenant of good faith and fair dealing, intentional interference with economic relationship, negligent interference with economic relationship, fraud, accounting, constructive trust and declaratory relief. To date, we have made no appearance in the matter but, rather, are engaged in settlement discussions with Open Table. We intend to complete our investigation and to resolve the action accordingly.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    We held a special meeting of shareholders on September 30, 2004. The following matter was voted upon at such meeting:

    To adopt the NTN Communications, Inc. 2004 Performance Incentive Plan:

                      Votes In Favor ............  21,269,012
                      Votes Against .............   5,564,255
                      Abstentions ...............   5,162,302

    The proposal to adopt the NTN Communications, Inc. 2004 Performance Incentive Plan was approved by stockholders.

ITEM 5. OTHER INFORMATION

    On September 9, 2004, we entered into a written employment agreement with Stanley B. Kinsey, our Chief Executive Officer. The employment agreement extends the duration of Mr. Kinsey's employment through February 28, 2005 and provides for a salary of $380,000 per annum. In connection with the extension of employment, Mr. Kinsey was granted options to purchase 300,000 shares of Common Stock at $1.86 per share, the closing market price on the date of grant, in accordance with the NTN Communications, Inc. 1995 Stock Option Plan. These options vest monthly through February 28, 2005. In addition, Mr. Kinsey was granted 50,000 stock units, subject to stockholder approval of the NTN Communications, Inc. 2004 Performance Incentive Plan (the "Plan"). The grant of stock units became effective September 30, 2004, upon stockholder approval of the Plan and shall vest monthly through February 28, 2005. We have attributed a cost of $2.60 per stock unit to that grant based upon the closing stock price on September 30, 2004, the date the Plan was approved. In the event of termination of Mr. Kinsey's employment by us without cause, Mr. Kinsey shall be entitled to the greater of one year's additional compensation or the compensation that would have accrued during the remainder of the term of employment.

ITEM 6. EXHIBITS.

(a) Exhibits

      3.1   Amended and Restated Certificate of Incorporation of the Company, as
            amended (4)
      3.2   Certificate of Designations, Rights and Preferences of Series B
            Convertible Preferred Stock (7)
      3.3   Certificate of Amendment to Restated Certificate of Incorporation of
            the Company, dated March 22, 2000 (8)
      3.4   Certificate of Amendment to Restated Certificate of Incorporation of
            the Company, dated March 24, 2000 (8)
      3.5   By-laws of the Company (2)
      3.6   Certificate of Amendment to Restated Certificate of Incorporation of
            the Company, dated May 27, 2003 (15)
      4.1   Specimen Common Stock Certificate (10)
      4.2*  Stock Option Agreement, dated October 7, 1998, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (5)
      4.3*  Stock Option Agreement, dated October 7, 1999, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (6)
      4.4*  Stock Option Agreement, dated January 26, 2001, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (12)
      4.5   Warrant Certificate issued January 13, 2003 by NTN Communications,
            Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family
            Trust dated 11-17-86 (18)
      4.6   NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN
            Communications, Inc. and Media General, Inc. (17)
      4.7   Buzztime Investor Rights Agreement, dated May 7, 2003, by and among
            NTN Communications, Inc., Buzztime Entertainment, Inc. and Media
            General, Inc. (17)
      4.8   Common Stock Purchase Warrant dated May 7, 2003 issued to Media
            General, Inc. exercisable for 500,000 shares of common stock of
            Buzztime Entertainment, Inc. (17)
      4.9   Form of Common Stock Purchase Warrant issued to Roth Capital
            Partners (13)
      10.1  License Agreement with NTN Canada (3)
      10.2* Employment Agreement, dated September 9, 2004, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (1)
      10.3  Subscription Agreement dated January 13, 2003 between NTN
            Communications, Inc. and Robert M. and Marjie Bennett, Trustees The
            Bennett Family Trust dated 11-17-86 (18)
      10.4  Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange
            of Buzztime Preferred Stock for NTN Common Stock, dated January 16,
            2003 (18)
      10.5  Securities Purchase Agreement dated May 5, 2003 by and among NTN
            Communications, Inc., Buzztime Entertainment, Inc. and Media
            General, Inc. (17)
      10.6  Placement Agency Agreement dated January 26, 2004 by and between
            Roth Capital Partners and NTN Communications, Inc. (13)
      10.7  Manufacturing Agreement, dated November 25, 1997, by and between NTN
            Communications, Inc. and Climax Technology Co., Ltd. (9)
      10.8  Office Lease, dated July 17, 2000, between Prentiss Properties
            Acquisition Partners, L.P. and NTN Communications, Inc. (11)
      10.9  Asset Purchase Agreement dated July 30, 2003 by and among NTN
            Software Solutions, Inc., NTN Communications, Inc., Breakaway
            International, Inc. and the Seller Shareholders (16)
      10.10 Asset Purchase Agreement dated December 15, 2003 by and among NTN
            Canada, Inc., NTN Communications, Inc., NTN Interactive Network,
            Inc. and Chell Group Corporation (14)
      31    Rule 13a-14(a) Certifications (1)
      32    Section 1350 Certifications (19)

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

                                            NTN COMMUNICATIONS, INC.

Date: November 9, 2004                      By: /s/ James B. Frakes
                                                --------------------------------
                                                James B. Frakes
                                                Authorized Signatory and Chief
                                                Financial Officer

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                           DESCRIPTION
     ------                           -----------
      3.1   Amended and Restated Certificate of Incorporation of the Company, as
            amended (4)
      3.2   Certificate of Designations, Rights and Preferences of Series B
            Convertible Preferred Stock (7)
      3.3   Certificate of Amendment to Restated Certificate of Incorporation of
            the Company, dated March 22, 2000 (8)
      3.4   Certificate of Amendment to Restated Certificate of Incorporation of
            the Company, dated March 24, 2000 (8)
      3.5   By-laws of the Company (2)
      3.6   Certificate of Amendment to Restated Certificate of Incorporation of
            the Company, dated May 27, 2003 (15)
      4.1   Specimen Common Stock Certificate (10)
      4.2*  Stock Option Agreement, dated October 7, 1998, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (5)
      4.3*  Stock Option Agreement, dated October 7, 1999, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (6)
      4.4*  Stock Option Agreement, dated January 26, 2001, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (12)
      4.5   Warrant Certificate issued January 13, 2003 by NTN Communications,
            Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family
            Trust dated 11-17-86 (18)
      4.6   NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN
            Communications, Inc. and Media General, Inc. (17)
      4.7   Buzztime Investor Rights Agreement, dated May 7, 2003, by and among
            NTN Communications, Inc., Buzztime Entertainment, Inc. and Media
            General, Inc. (17)
      4.8   Common Stock Purchase Warrant dated May 7, 2003 issued to Media
            General, Inc. exercisable for 500,000 shares of common stock of
            Buzztime Entertainment, Inc. (17)
      4.9   Form of Common Stock Purchase Warrant issued to Roth Capital
            Partners (13)
      10.1  License Agreement with NTN Canada (3)
      10.2* Employment Agreement, dated September 9, 2004, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (1)
      10.3  Subscription Agreement dated January 13, 2003 between NTN
            Communications, Inc. and Robert M. and Marjie Bennett, Trustees The
            Bennett Family Trust dated 11-17-86 (18)
      10.4  Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange
            of Buzztime Preferred Stock for NTN Common Stock, dated January 16,
            2003 (18)
      10.5  Securities Purchase Agreement dated May 5, 2003 by and among NTN
            Communications, Inc., Buzztime Entertainment, Inc. and Media
            General, Inc. (17)
      10.6  Placement Agency Agreement dated January 26, 2004 by and between
            Roth Capital Partners and NTN Communications, Inc. (13)
      10.7  Manufacturing Agreement, dated November 25, 1997, by and between NTN
            Communications, Inc. and Climax Technology Co., Ltd. (9)
      10.8  Office Lease, dated July 17, 2000, between Prentiss Properties
            Acquisition Partners, L.P. and NTN Communications, Inc. (11)
      10.9  Asset Purchase Agreement dated July 30, 2003 by and among NTN
            Software Solutions, Inc., NTN Communications, Inc., Breakaway
            International, Inc. and the Seller Shareholders (16)
      10.10 Asset Purchase Agreement dated December 15, 2003 by and among NTN
            Canada, Inc., NTN Communications, Inc., NTN Interactive Network,
            Inc. and Chell Group Corporation (14)
      31    Rule 13a-14(a) Certifications (1)
      32    Section 1350 Certifications (19)

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