Form 10-K/A
period 2003-12-31
NTN COMMUNICATIONS INC
filed 2005-01-13
CIK 748592

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                              ---------------------


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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS               WHICH REGISTERED
         -----------------------------       ------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                            PART I
   1.       Business........................................................   1
   2.       Properties......................................................  16
   3.       Legal Proceedings...............................................  16
   4.       Submission of Matters to a Vote of Security Holders.............  17

                                         PART II

   5.       Market for Registrant's Common Equity and Related
               Stockholder Matters..........................................  17
   6.       Selected Financial Data.........................................  19
   7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operation...........................  19
  7A.       Quantitative and Qualitative Disclosures About Market Risk        39
   8.       Consolidated Financial Statements and Supplementary Data........  39
   9.       Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................  39
  9A.       Controls and Procedures.........................................  39

                                         PART III

  10.       Directors and Executive Officers of the Registrant..............  40
  11.       Executive Compensation..........................................  43
  12.       Security Ownership of Certain Beneficial Owners and Management..  46
  13.       Certain Relationships and Related Transactions..................  48
  14.       Principal Accountant Fees and Services .........................  49


                                         PART IV

  15.       Exhibits, Consolidated Financial Statement Schedule, and
            Reports on Form 8-K.............................................  49
            Index to Consolidated Financial Statements and Schedule......... F-1

                             NTN COMMUNICATIONS INC.

                                EXPLANATORY NOTE
                                ----------------

    WE ARE FILING THIS AMENDMENT NO. 1 TO OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, FOR THE PURPOSE OF (1) AMENDING ITEM 9A AND
(2) CORRECTING THE CERTIFICATIONS FILED PREVIOUSLY FILED AS EXHIBIT 31 WITH THE ORIGINAL FORM 10-K. IN ADDITION, IN CONNECTION WITH THE FILING OF THIS AMENDMENT, WE ARE INCLUDING AN UPDATED CONSENT FROM THE INDEPENDENT PUBLIC ACCOUNTING FIRM THAT WE USED AT THE TIME OF THE ORIGINAL FILING AS AN EXHIBIT, AND WE ARE FURNISHING CERTAIN OTHER CURRENTLY DATED CERTIFICATIONS OF OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER AS EXHIBITS.

    THE REMAINDER OF THE INFORMATION CONTAINED IN THE ORIGINAL 10-K IS REPRODUCED IN THIS AMENDMENT, BUT THIS AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE FILING OF THE ORIGINAL 10-K OR, EXCEPT AS INDICATED ABOVE, MODIFY OR UPDATE THE INFORMATION IN THE ORIGINAL 10-K.

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

    o NTN Wireless offers a complete line of on site wireless communication management products, including GuestCall(R) and ServerCall(R) paging systems, repair and replace programs for pagers, and SurveyCheck (trademark of Superb Serv LLC) electronic touch screen comment cards. The hospitality product suite is built around the goal of using technology to improve the customer experience and front-of-store efficiencies. NTN Wireless also offers on site messaging solutions for hospitals, church and synagogue nurseries, salons, business offices, and retail establishments. More than 2,800 sites currently use NTN Wireless products, including such national chains as Darden Restaurant's Olive Garden, Logan's Roadhouse, O'Charley's, and more, making NTN Wireless one of the top providers of hospitality management products in North America.

    o Software Solutions designs, develops, and markets innovative software for the restaurant and hospitality industry. Software Solutions' primary products include: NTN VISION(TM) - a Windows based POS restaurant management system; NTN Enterprise(TM) - a web-based enterprise management system; NTN ProHost(R), a Windows based seating management system; NTN RSViP(R), a Windows based reservation management system; as well as NTN Member Services - stored value gift card and loyalty programs designed to increase customer retention. More than 300 different companies in more than 3,300 locations in 43 countries are currently using our Software Solutions products. Software Solutions customers include Bahama Breeze, Charlie Trotters, Domino's Pizza, Gaylord Entertainment, MGM MIRAGE, Rainforest Cafe, Tavern on the Green, and The Cheesecake Factory.

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

CONTENT SERVICES

    The NTN iTV Network licenses game content (both trivia and play-along sports) from Buzztime and third party content providers. Buzztime creates the game content that we transmit to NTN iTV Network hospitality locations. Each hospitality location is individually addressable, allowing us to send specific content to selected sites. Hospitality locations throughout the United States nd Canada receive our content, in the form of broadcast programming, 15 hours each day, 365 days each year.

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

Playmaker Games:

    ------------------------ ---------------------------------------------------------------------------------
    Acey Duecey              Two cards are dealt face up.  Players bet that the third card will fall  between the previous two
    ------------------------ ---------------------------------------------------------------------------------
    Crystal Ball             Ask the Crystal Ball a question and receive your answer
    ------------------------ ---------------------------------------------------------------------------------
    Playmaker Poker          Compete against the house in a game of jacks-or-better poker
    ------------------------ ---------------------------------------------------------------------------------
    Shark Attack             Just like hangman, but with an oceanic twist
    ------------------------ ---------------------------------------------------------------------------------

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

NTN SOFTWARE SOLUTIONS
----------------------

THE PRODUCT

    Our Software Solutions' products currently target the specific operational and reporting requirements of the food service industry and include: NTN VISION, NTN ENTERPRISE, NTN PROHOST, and NTN RSVIP. These products are developed using the following Microsoft technologies: Visual Basic 6.0, Visual Basic .NET, Visual C++ 6.0, ASP .NET, and SQL Server 2000. Our products are currently used by more than 300 companies in more than 3,300 locations in 43 countries. Our NTN Software Solutions customers include Domino's Pizza, The Cheesecake Factory, MGM MIRAGE and Gaylord Entertainment.

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

Prime Time Games
------------------------------------ -------------------------------------------
Passport(TM)                         Travel trivia
------------------------------------ -------------------------------------------
Playback(TM)                         Music trivia
------------------------------------ -------------------------------------------
Showdown(R)                          Advanced trivia challenge
------------------------------------ -------------------------------------------
SIX(R)                               General trivia
------------------------------------ -------------------------------------------
Spotlight(TM)                        Entertainment trivia
------------------------------------ -------------------------------------------
Sports IQ(TM)                        Sports Trivia
------------------------------------ -------------------------------------------
Sports Trivia Challenge(R)           Sports Trivia
------------------------------------ -------------------------------------------

Featured Games

------------------------------------ -------------------------------------------
Abused News(R)                       Humorous trivia based on recent news
------------------------------------ -------------------------------------------
Battle of the Sexes (TM)             Gender based trivia; created under license
                                     from Imagination Entertainment Limited
------------------------------------ -------------------------------------------
BrainBuster(R)                       Difficult level general trivia
------------------------------------ -------------------------------------------
Get Reel (TM)                        Movie trivia
------------------------------------ -------------------------------------------
Glory Daze(TM)                       60s and 70s trivia
------------------------------------ -------------------------------------------
Jukebox(TM)                          Music trivia
------------------------------------ -------------------------------------------
PasTimes(TM)                         History trivia
------------------------------------ -------------------------------------------
Retroactive(TM)                      TV trivia from 50s - 70s
------------------------------------ -------------------------------------------
SciFiles(TM)                         Science Fiction trivia
------------------------------------ -------------------------------------------
Speed(TM)                            Fast paced general trivia
------------------------------------ -------------------------------------------
Topix(TM)                            Theme based trivia
------------------------------------ -------------------------------------------
Triviaoke(R)                         Music trivia
------------------------------------ -------------------------------------------
Tuned In(TM)                         Television trivia
------------------------------------ -------------------------------------------

Regularly-Scheduled Programming

------------------------------------ -------------------------------------------
Appeteasers(TM)                      15-minute general trivia
------------------------------------ -------------------------------------------
Countdown(R)                         General trivia
------------------------------------ -------------------------------------------
Wipeout(TM)                          General trivia
------------------------------------ -------------------------------------------

Selectable Games

------------------------------------ -------------------------------------------
Nightside(R)                         Adult-oriented trivia
------------------------------------ -------------------------------------------

Predict-the-Play Games

------------------------------------ -------------------------------------------
QB1(R) Interactive strategy game played in conjunction with live telecasts of college and professional football
------------------------------------ -------------------------------------------
Race Day(TM) A predictive game combined with auto racing trivia played in conjunction with stock car races
------------------------------------ -------------------------------------------

Classics

------------------------------------ -------------------------------------------
Bingo                                Interactive version of the classic game
------------------------------------ -------------------------------------------

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


                          BREAKAWAY INTERNATIONAL, INC.
                    ASSETS ACQUIRED AND LIABILITIES ACQUIRED

          Accounts receivable, net                    $       333,000
          Inventory, net                                       35,000
          Fixed assets, net                                   108,000
          Developed technology                                781,000
          Customer relationships                            1,110,000
          Non-competition agreements                           30,000
          Goodwill                                          2,225,000
                                                      ---------------
          Total assets acquired                       $     4,622,000
                                                      ===============

          Accounts payable and accruals               $       479,000
          Deferred revenue                                    520,000
                                                      ---------------
          Total liabilities assumed                           999,000
                                                      ---------------
          Net assets acquired                         $     3,623,000
                                                      ===============

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

                          NTN INTERACTIVE NETWORK, INC.
                    ASSETS ACQUIRED AND LIABILITIES ACQUIRED

           Cash                                           $      20,000
           Accounts receivable, net                             235,000
           Other current assets                                  50,000
           Fixed assets, net                                     43,000
           Customer relationships                               720,000
           Trivia database                                      345,000
           Interactive events software                          102,000
           Trivia software                                       90,000
           Licenses                                              23,000
           Goodwill                                             875,000
                                                          --------------
           Total assets acquired                          $   2,503,000
                                                          --------------

           Accounts payable and accruals                  $     606,000
           Leases                                                44,000
           Deferred revenue                                      67,000
                                                          --------------
           Total liabilities assumed                            717,000
                                                          --------------
           Net assets acquired                            $   1,786,000
                                                          ==============

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is listed on the American Stock Exchange ("AMEX") under the symbol "NTN." Set forth below are the high and low sales prices for the common stock as reported by the AMEX for the two most recent fiscal years:

                                                     COMMON STOCK
                                                 --------------------
                                                   LOW         HIGH
                                                   ---         ----
    2002
    ----
    First Quarter.........................       $ 0.77       $ 1.10
    Second Quarter........................       $ 1.04       $ 1.66
    Third Quarter.........................       $ 0.81       $ 1.19
    Fourth Quarter........................       $ 0.72       $ 1.20

    2003
    ----
    First Quarter.........................       $ 0.95       $ 1.75
    Second Quarter........................       $ 1.48       $ 2.33
    Third Quarter.........................       $ 1.91       $ 3.00
    Fourth Quarter........................       $ 2.65       $ 4.11

    2004
    ----
    First Quarter (through 3/5/04)........       $ 2.98       $ 4.25

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

                                                                               NUMBER OF SECURITIES REMAINING
                          NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                          BE ISSUED UPON EXERCISE       EXERCISE PRICE OF      UNDER EQUITY COMPENSATION PLANS
                          OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES REFLECTED
     PLAN CATEGORY          WARRANTS AND RIGHTS        WARRANTS AND RIGHTS             IN COLUMN (a))
     -------------          -------------------        -------------------             --------------
  EQUITY COMPENSATION
   PLANS APPROVED BY
    SECURITY HOLDERS              9,673,914(1)                $1.31                       728,069(2)

  EQUITY COMPENSATION
 PLANS NOT APPROVED BY
    SECURITY HOLDERS              1,632,833(4)                $1.61                             0
                         ---------------------                                        --------------
         TOTAL                   11,306,747                                               728,069(3)
                         =====================                                        ==============

----------
(1) Includes 9,173,914 shares issuable upon exercise of options granted pursuant to the NTN Communications, Inc. 1995 Employee Stock Option Plan and 500,000 shares issuable upon exercise of options granted pursuant to the NTN Communications, Inc. 1996 Special Stock Option Plan.
(2) Remaining available for grant under the NTN Communications, Inc. 1995 Employee Stock Option Plan.
(3) Does not include 300,000 shares of Buzztime Entertainment, Inc. common stock available for grant under the Buzztime Entertainment, Inc. 2001 Incentive Stock Option Plan. To date, no options have been granted under the plan.
(4) The 1,632,833 shares issuable that are not pursuant to equity compensation plans approved by security holders are all pursuant to warrants granted in connection with consulting agreements with non-employees or were warrants associated with equity financings. Warrants to purchase 514,000 shares were granted in 2003, 685,000 shares were granted in 2002 and 190,000 shares in 2001. The remaining warrants were issued in 2000 or earlier. As of December 31, 2003, the range of exercise prices and the weighted-average remaining contractual life of outstanding warrants was $0.50 to $3.75 and 4 years, respectively.

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

                                              STATEMENT OF OPERATIONS DATA
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------------------
                                                           2003         2002         2001         2000         1999
                                                         ---------    ---------    ---------    ---------    ---------
Total revenue .......................................    $ 29,489     $ 25,610     $ 22,559     $ 22,048     $ 23,748
Total operating expenses ............................      32,035       27,465       25,493       30,249       27,549
                                                         ---------    ---------    ---------    ---------    ---------
Operating loss ......................................      (2,546)      (1,855)      (2,934)      (8,201)      (3,801)
Other income (expense), net .........................        (128)        (505)        (807)        (940)       1,303
                                                         ---------    ---------    ---------    ---------    ---------
Loss from continuing operations .....................      (2,674)      (2,360)      (3,741)      (9,141)      (2,498)
Income taxes ........................................         (47)         (41)          --           --           --
Minority interest in loss of consolidated
subsidiary ..........................................          10          212           85           --           --
                                                         ---------    ---------    ---------    ---------    ---------

Loss before cumulative effect of accounting change...      (2,711)      (2,189)      (3,656)      (9,141)      (2,498)
Cumulative effect of accounting change ..............          --           --           --         (448)          --
                                                         ---------    ---------    ---------    ---------    ---------
Net loss ............................................    $ (2,711)    $ (2,189)    $ (3,656)    $ (9,589)    $ (2,498)
Basic and diluted net loss per common share:
  Continuing operations .............................    $   (.06)    $   (.06)    $   (.10)    $   (.28)    $   (.09)
  Cumulative effect of accounting change ............          --           --           --         (.01)         --
                                                         ---------    ---------    ---------    ---------    ---------
          Net loss ..................................    $   (.06)    $   (.06)    $   (.10)    $   (.29)    $   (.09)
                                                         =========    =========    =========    =========    =========
Weighted-average shares outstanding .................      45,446       39,081       36,755       33,206       28,470
                                                         =========    =========    =========    =========    =========

                                              BALANCE SHEET DATA
                                                (IN THOUSANDS)

                                                                       DECEMBER 31,
                                                     -------------------------------------------------
                                                       2003      2002     2001       2000       1999
                                                     --------  -------- --------   --------  ---------
                  Total current assets..........     $  6,704  $ 4,184  $  4,218   $  5,808   $ 6,387
                  Total assets..................       20,630   10,842    13,380     18,822    17,287
                  Total current liabilities.....        5,939    3,620     4,178      4,915     5,466
                  Total liabilities.............        7,566    8,719     9,614     14,740    15,066
                  Total minority interest.......           --      643       855         --        --
                  Shareholders' equity..........       13,064    1,480     2,911      4,082     2,221

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

    o We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld, wireless Playmaker devices and computers located at our customer sites. The Playmakers are depreciated over a four-year life and the computers over a three-year life. The depreciable life of these assets was determined based upon their estimated useful life which consider anticipated technology changes. If our Playmakers and servers turn out to have a longer life, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and servers turn out to have a shorter life, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

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

                                                               YEARS ENDED DECEMBER 31
                                                 2003                    2002                      2001
                                          -------------------     --------------------     --------------------
REVENUES
--------
NTN Hospitality Technologies division.    $ 29,275,000     99%    $  25,465,000     99%    $ 22,382,000     99%
Buzztime..............................         196,000      1%          128,000      1%         159,000      1%
Other.................................          18,000     -             17,000     -            18,000      -
                                          ------------   -----    -------------   -----    ------------   -----
          Total.......................    $ 29,489,000    100%    $  25,610,000    100%    $ 22,559,000    100%
                                          ============   =====    =============   =====    ============   =====

OPERATING INCOME (LOSS)
-----------------------
NTN Hospitality Technologies division.    $  1,211,000            $   1,699,000            $    372,000
Buzztime..............................      (3,757,000)              (3,554,000)             (3,306,000)
                                          -------------           --------------           -------------
          Total.......................    $ (2,546,000)           $  (1,855,000)           $ (2,934,000)
                                          =============           ==============           =============

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

REVENUES

    The revenues of the NTN Hospitality Technologies division increased by $3,811,000 or 15%, to $29,293,000 in 2003 from $25,482,000 in 2002. For the purpose of this analysis, the NTN iTV Network's revenues include $18,000 and $17,000 of "other" revenues for 2003 and 2002, respectively shown on our consolidated statements of operations. The revenue contribution from the three operating segments of the division for 2003 and 2002 are shown in the following table:

    ---------------------------------------------------------------------------
               COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE
    ---------------------------------------------------------------------------
                                       2003           2002          Change
    ----------------------------- --------------- -------------- --------------
    NTN iTV Network                  $23,024,000    $23,077,000     $  (53,000)
    NTN Wireless                       4,742,000      2,405,000      2,337,000
    Software Solutions                 1,527,000             --      1,527,000
                                     -----------    -----------     ----------
      Total Revenue of Division      $29,293,000    $25,482,000     $3,811,000

    Within the NTN iTV Network there are several revenue contributors, including our core hospitality revenue, Canadian licensing revenue, installation revenue, advertising revenue and as of December 15, 2003, revenue from our Canadian operations. The primary revenue components are broken out in the following table:

    ----------------------------------------------------------------------------
                        COMPONENTS OF NTN ITV NETWORK REVENUE
    ------------------------------ --------------- -------------- --------------
                                         2003            2002          Change
    ------------------------------ --------------- -------------- --------------
    Subscription Revenues             $20,011,000    $19,165,000      $  846,000
    Canadian License Revenue              745,000      1,161,000       (416,000)
    Revenue from Canadian
    Operations                            167,000             --        167,000
    Advertising Revenue                   878,000        959,000        (81,000)
    Installation Revenue                1,223,000      1,792,000       (569,000)
                                      -----------    -----------      ----------
      NTN iTV Network                 $23,024,000    $23,077,000      $ (53,000)

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

OPERATING EXPENSES

DIRECT OPERATING COSTS

    Direct operating costs of services increased $1,428,000, or 14.7%, to $11,146,000 in 2003 from $9,718,000 in 2002. A great deal of this increase was because 2003 had a full year of operations of NTN Wireless compared to approximately nine months in 2002. The following table compares the direct costs for each of our operating segments between 2003 and 2002:

--------------------------------------------------------------------------------
                             DIRECT OPERATING COSTS
--------------------------------------------------------------------------------
                                          2003           2002          CHANGE
                                          ----           ----          ------
NTN iTV Network                       $ 6,821,000    $ 7,276,000    $  (455,000)
NTN Wireless                            2,952,000      1,515,000      1,437,000
Software Solutions                        211,000             --        211,000
                                      -----------    -----------    -----------
  Hospitality Technologies division     9,984,000      8,791,000      1,193,000
                                      -----------    -----------    -----------
Buzztime                                1,162,000        927,000        235,000
                                      -----------    -----------    -----------
    Consolidated Company              $11,146,000    $ 9,718,000    $ 1,428,000
                                      ===========    ===========    ===========

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased $2,992,000 or 19.1%, to $18,632,000 in 2003 from $15,640,000 in 2002. A great deal of this increase was due to the addition of the Software Solutions segment in August 2003 and the NTN Wireless business in April 2002. The following table compares the selling, general and administrative expenses for each of our operating segments between 2003 and 2002:

--------------------------------------------------------------------------------
                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------------------------------------------
                                          2003           2002         CHANGE
                                          ----           ----         ------
NTN iTV Network                       $12,606,000    $12,612,000    $    (6,000)
NTN Wireless                            1,617,000        827,000        790,000
Software Solutions                      1,802,000             --      1,802,000
                                      -----------    -----------    -----------
  Hospitality Technologies division    16,025,000     13,439,000      2,586,000
                                      -----------    -----------    -----------
Buzztime                                2,607,000      2,201,000        406,000
                                      -----------    -----------    -----------
    Consolidated Company              $18,632,000    $15,640,000    $ 2,992,000
                                      ===========    ===========    ===========

    Selling, general and administrative (SG&A) expenses in 2003 included a full year of SG&A expenses of NTN Wireless and five months of Software Solutions compared to nine months of NTN Wireless and none of Software Solutions in 2002. The SG&A increase in the NTN Wireless segment was largely due to increased payroll of approximately $280,000, commission expenses of $162,000 and marketing expenses of $96,000. However, these increases were partially due to the full year of expenses compared to the nine month period in 2002. The SG&A increase in the Buzztime segment was largely due to increased payroll of $128,000 and increased marketing expenses of $167,000. SG&A expenses include an allocation of our corporate SG&A to the segments based ib a variety of factors, including headcount, square footage of facilities and other factors.

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

    The following table reconciles our net loss per GAAP to EBITDA:

                                                    YEAR ENDED
                                                   DECEMBER 31
                                          ----------------------------
                                              2003            2002
                                          ------------    ------------
         EBITDA CALCULATION

    Net loss per GAAP                     $(2,711,000)    $(2,189,000)
         Interest expense (net)               233,000         505,000
         Depreciation and amortization      3,897,000       4,925,000
         Income taxes                          47,000          41,000
                                          ------------    ------------
                   EBITDA                 $ 1,466,000     $ 3,282,000
                                          ============    ============

On a segment basis, our segments generated EBITDA levels as presented below:

                                                                  YEAR ENDED
      ($000)                                                  DECEMBER 31, 2003
                                      ------------------------------------------------------------------
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
                                      ========   ========    ========    ========   ========    ========


                                                                  YEAR ENDED
      ($000)                                                  DECEMBER 31, 2002
                                      ----------------------------------------------------------------
      EBITDA CALCULATION:
                                       NTN ITV    NTN iTV   SOFTWARE   HOSP. TECH.
                                       NETWORK   WIRELESS   SOLUTIONS     DIV.     BUZZTIME     TOTAL
                                      --------   --------    -------   --------   --------    --------
Net income (loss)                     $ 1,241    $   (88)    $   --    $ 1,153    $(3,342)    $(2,189)

     Interest expense (net)               505         --         --        505         --         505
     Depreciation and amortization      4,095         98         --      4,193        732       4,925
     Income taxes                          41         --         --         41         --          41
                                      --------   --------    -------   --------   --------    --------
EBITDA                                $ 5,882    $    10     $   --    $ 5,892    $(2,612)    $ 3,282
                                      ========   ========    =======   ========   ========    ========

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

    The following table reconciles our net loss per GAAP to EBITDA:

                                                   YEAR ENDED
                                                  DECEMBER 31
                                          ----------------------------
                                              2002            2001
         EBITDA CALCULATION               ------------    ------------

    Net loss per GAAP                     $(2,189,000)    $(3,656,000)
         Interest expense (net)               505,000         783,000
         Depreciation and amortization      4,925,000       5,008,000
         Income taxes                          41,000              --
                                          ------------    ------------
                   EBITDA                 $ 3,282,000     $ 2,135,000
                                          ============    ============

On a segment basis, our segments generated EBITDA levels as presented below:

                                                                 YEAR ENDED
      ($000)                                                 DECEMBER 31, 2002
                                      ----------------------------------------------------------------
      EBITDA CALCULATION:
                                       NTN ITV     NTN       SOFTWARE  HOSP. TECH.
                                       NETWORK   WIRELESS   SOLUTIONS     DIV.    BUZZTIME     TOTAL
                                      --------   --------    -------   --------   --------    --------
Net income (loss)                     $ 1,241    $   (88)    $   --    $ 1,153    $(3,342)    $(2,189)
     Interest expense (net)               505         --         --        505         --         505
     Depreciation and amortization      4,095         98         --      4,193        732       4,925
     Income taxes                          41         --         --         41         --          41
                                      --------   --------    -------   --------   --------    --------
EBITDA                                $ 5,882    $    10     $   --    $ 5,892    $(2,610)    $ 3,282
                                      ========   ========    =======   ========   ========    ========


                                                                 YEAR ENDED
      ($000)                                                 DECEMBER 31, 2001
                                      ----------------------------------------------------------------
      EBITDA CALCULATION:
                                       NTN ITV    NTN iTV   SOFTWARE  HOSP. TECH.
                                       NETWORK    WIRELESS  SOLUTIONS    DIV.     BUZZTIME     TOTAL
                                      --------    -------   -------   --------    --------    --------
Net income (loss)                     $  (418)    $   --    $   --    $  (418)    $(3,238)    $(3,656)

     Interest expense (net)               767         --        --        767          16         783
     Depreciation and amortization      4,242         --        --      4,242         766       5,008
     Income taxes                          --         --        --         --          --          --
                                      --------    -------   -------   --------    --------    --------
EBITDA                                $ 4,591     $   --    $   --    $ 4,591     $(2,456)    $ 2,135
                                      ========    =======   =======   ========    ========    ========

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

CONTRACTUAL CASH OBLIGATIONS

    A table recapping our contractual cash obligations as of December 31, 2003 is presented below:

                                                  PAYMENTS DUE BY PERIOD
                                 -----------------------------------------------------------
CONTRACTUAL OBLIGATION           LESS THAN 1 YEAR    2ND & 3RD YEARS    4TH, 5TH & 6TH YEARS      TOTAL
----------------------           ----------------   ----------------    --------------------  -----------
Revolving line of credit....      $       --        $1,000,000          $       --            $1,000,000
Capital lease obligations ..         222,000           194,000              18,000               434,000
Purchase commitments .......       1,668,000         1,430,000             454,000             3,552,000
Operating leases, net of
   subleases ...............         746,000         1,095,000              22,000             1,863,000
                                  ----------        ----------          ----------            ----------
     Total .................      $2,636,000        $3,719,000          $  494,000            $6,849,000
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

    We maintain "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the our disclosure controls and procedures, that such disclosure controls and procedures provided reasonable assurance of achieving the desired control objectives, and therefore there were no corrective actions taken.

    There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the fourth fiscal quarter in 2003.

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth as of March 5, 2004 certain information regarding our directors and executive officers:

             NAME                AGE (4)               POSITION(S) HELD
             ----                -------               ----------------
    Stanley B. Kinsey(3).....        50      Chief Executive Officer and Chairman of the Board
    Gary Arlen(2)(3).........        59      Director
    Robert M. Bennett(1).....        74      Director
    Barry Bergsman(1)(2).....        64      Director
    Vincent A. Carrino(3)....        48      Director
    Robert B. Clasen.........        59      Director
    Michael Fleming(3).......        52      Director
    Neal Fondren.............        44      Director
    Esther L. Rodriguez(1)...        62      Director
    Mark deGorter............        46      President and Chief Operating Officer, NTN Network
    James B. Frakes..........        47      Chief Financial Officer
    V. Tyrone Lam............        42      President and Chief Operating Officer, Buzztime
                                             Entertainment, Inc.

--------
(1) Member of Audit Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table shows the compensation paid or accrued as of each of the last three fiscal years to all individuals who served as our chief executive officer during 2003 and the three other most highly compensated executive officers who were serving as executive officers at the end of 2003 whose salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                                          LONG-TERM
                                                                                                         COMPENSATION
                                                                        ANNUAL COMPENSATION                 AWARDS
                                                              --------------------------------------      SECURITIES
                                                                                        OTHER ANNUAL      UNDERLYING
       NAME AND PRINCIPAL POSITION                 YEAR       SALARY(1)       BONUS     COMPENSATION        OPTIONS
       ---------------------------                 ----       ---------       -----     ------------        -------
       Stanley B. Kinsey(2)................        2003         $339,834       --            --             400,000
       Chief Executive Officer                     2002          313,542   24,000(3)         --             100,000
          And Chairman of the Board                2001          305,386       --            --             350,000

       V. Tyrone Lam.......................        2003         $250,288  $50,000(6)         --             100,000
       President and Chief Operating Officer       2002          222,156   15,000(3)         --             100,000
         Buzztime Entertainment, Inc.              2001          223,077       --            --                --

       Mark deGorter(4)....................        2003         $249,615  $50,000(6)         --             100,000
       President and Chief Operating Officer,      2002          222,538   60,000(3)         --             250,000
         The NTN Network                           2001          199,038   25,382(4)         --             150,000

       James B. Frakes(5) .................        2003         $189,103       --            --             100,000
       Chief Financial Officer                     2002          159,000   20,000(3)         --                --
                                                   2001          111,539   10,000            --             250,000

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

OPTION GRANTS IN LAST FISCAL YEAR

     The following table contains information concerning grants of stock options during 2003 with respect to the Named Executive Officers:

                                                   INDIVIDUAL GRANTS
                              -----------------------------------------------------------------
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

                                    NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED OPTIONS            IN-THE-MONEY
                                     AT FISCAL YEAR-END             OPTIONS AT FISCAL YEAR-END(1)
                                ------------------------------     ------------------------------
    NAME                        EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
    ----                        -----------      -------------     -----------      -------------
    Stanley B. Kinsey            2,716,667          33,333         $7,533,334          $86,666
    V. Tyrone Lam                  546,667         153,333          1,491,426          415,199
    Mark deGorter                  228,334         271,666            696,836          770,665
    James B. Frakes                166,667         183,333            516,668          518,332

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

                                                                 NUMBER OF SHARES
                                                                   BENEFICIALLY       PERCENT OF
    NAME                                                               OWNED        COMMON STOCK(1)
    ----------------------------------------------------        -----------------  ----------------
    Stanley B. Kinsey(2)...............................                2,874,333          5%
    Gary Arlen(3)......................................                  161,000          *
    Robert M. Bennett(4)...............................                1,808,017          3%
    Barry Bergsman(5)..................................                  291,000          *
    Vincent A. Carrino(6)..............................                5,904,831         11%
    Robert B. Clasen(7)................................                   70,000          *
    Michael Fleming(8).................................                   60,000          *
    Neal Fondren(9) ...................................                    1,320          *
    Esther L. Rodriguez(10)............................                  222,766          *
    Mark deGorter(11)..................................                  288,542          *
    James B. Frakes(12) ...............................                  182,292          *
    V. Tyrone Lam(13)..................................                  585,417          1%
    Media General, Inc. (14) ..........................                3,250,667          6%
                                                                ====================================
    All executive officers and directors of NTN as a Group (12
        Persons)(15)...................................               12,449,518        21%
                                                                ====================================

----------

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

    (10)Includes 160,000 shares subject to currently exercisable options held by Ms. Rodriguez. Also includes 1,000 shares owned by the Rodriguez Family Trust, of which Ms. Rodriguez is a co-trustee with members of her immediate family. As co- trustee, Ms. Rodriguez shares voting and investment power with respect to the shares.

    (11)Represents shares subject to currently exercisable options held by Mr. deGorter.

    (12)Represents shares subject to currently exercisable options held by Mr. Frakes.

    (13)Represents shares subject to currently exercisable options held by Mr. Lam.

    (14)Includes 564,000 shares acquired January 30, 2004 in a registered pubic offering; 2,000,000 shares acquired pursuant to the Purchase Agreement dated May 5, 2003; 666,667 shares acquired pursuant to the Licensing Agreement dated May 7, 2003; and 20,000 shares subject to currently exercisable options issued for Mr. Fondren's service as director.

    (15)Includes 5,346,251 shares subject to currently exercisable options and warrants held by executive officers and directors, including those described in notes (2) through (13) above.

    EQUITY COMPENSATION PLANS

    The following table sets forth as of December 31, 2003 our compensation plans authorizing us to issue equity securities and the number of securities issuable thereunder.

                             NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE       NUMBER OF SECURITIES REMAINING
                             BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       AVAILABLE FOR FUTURE ISSUANCE
                             OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,     UNDER EQUITY COMPENSATION PLANS
        PLAN CATEGORY          WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     (EXCLUDING SECURITIES REFLECTED
        -------------          -------------------        -------------------             IN COLUMN (a))
                                       (a)                        (b)                     --------------
                                       ---                        ---
     EQUITY COMPENSATION
      PLANS APPROVED BY
       SECURITY HOLDERS            9,673,914(1)                  $1.31                      728,069(2)

     EQUITY COMPENSATION
    PLANS NOT APPROVED BY
       SECURITY HOLDERS            1,632,833(4)                  $1.61                           0
                            -------------------------------------------------------------------------------------
            TOTAL                   11,306,747                                              728,069(3)
                            =====================================================================================

----------

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

        EXHIBITS. The following exhibits are filed as a part of this report:


EXHIBIT  NO.                      DESCRIPTION

3.1       --      Amended and Restated Certificate of Incorporation of the
                  Company, as amended (4)
3.2       --      Certificate of Designations, Rights and Preferences of
                  Series B Convertible Preferred Stock (7)
3.3       --      Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated March 22, 2000 (8)
3.4       --      Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated March 24, 2000 (8)
3.5       --      By-laws of the Company (2)
3.6       --      Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated May 27, 2003 (16)
4.1       --      Specimen Common Stock Certificate (10)
4.2*      --      Stock Option Agreement, dated October 7, 1998, by and
                  between NTN Communications, Inc. and Stanley B. Kinsey (5)

4.3*      --      Stock Option Agreement, dated October 7, 1999, by and
                  between NTN Communications, Inc. and Stanley B. Kinsey (6)
4.4*      --      Stock Option Agreement, dated January 26, 2001, by and
                  between NTN Communications, Inc. and Stanley B. Kinsey (12)
4.5       --      Warrant Certificate issued January 13, 2003 by NTN
                  Communications, Inc. to Robert M. and Marjie Bennett, Trustees
                  The Bennett Family Trust dated 11-17-86 (19)
4.6       --      NTN Investor Rights Agreement, dated May 7, 2003, by and
                  between NTN Communications, Inc. and Media General, Inc. (18)
4.7       --      Buzztime Investor Rights Agreement, dated May 7, 2003, by
                  and among NTN Communications, Inc., Buzztime Entertainment,
                  Inc. and Media General, Inc. (18)
4.8       --      Common Stock Purchase Warrant dated May 7, 2003 issued to
                  Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (18)
4.9       --      Form of Common Stock Purchase Warrant issued to Roth
                  Capital Partners (14)
10.1      --      License Agreement with NTN Canada (3)
10.2*     --      Employment Agreement, dated October 7, 1998, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (5)
10.3      --      Subscription Agreement dated January 13, 2003 between NTN
                  Communications, Inc. and Robert M. and Marjie Bennett,
                  Trustees The Bennett Family Trust dated 11-17-86 (19)
10.4      --      Scientific-Atlanta Strategic Investments, L.L.C. Notice of
                  Exchange of Buzztime Preferred Stock for NTN Common Stock,
                  dated January 16, 2003 (19)
10.5      --      Securities Purchase Agreement dated May 5, 2003 by and
                  among NTN Communications, Inc., Buzztime Entertainment, Inc.
                  and Media General, Inc. (18)
10.6      --      Placement Agency Agreement dated January 26, 2004 by and
                  between Roth Capital Partners and NTN Communications, Inc.
                  (14)
10.7      --      Manufacturing Agreement, dated November 25, 1997, by and
                  between NTN Communications, Inc. and Climax Technology Co.,
                  Ltd. (9)
10.8      --      Office Lease, dated July 17, 2000, between Prentiss
                  Properties Acquisition Partners, L.P. and NTN Communications,
                  Inc. (11)
10.9      --      Asset Purchase Agreement dated July 30, 2003 by and among
                  NTN Software Solutions, Inc., NTN Communications, Inc.,
                  Breakaway International, Inc. and the Seller Shareholders (17)
10.10     --      Asset Purchase Agreement dated December 15, 2003 by and
                  among NTN Canada, Inc., NTN Communications, Inc., NTN
                  Interactive Network, Inc. and Chell Group Corporation (15)
14.0      --      Code of Ethics for Senior Financial Officers (13)
21.1      --      Subsidiaries of Registrant (21)
23.1      --      Consent of KPMG LLP (1)
31        --      Certification of Officers pursuant to Rule 13a-14(a) (1)
32        --      Certification of Officers pursuant to Rule 13a-14(b) (20)

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

(10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
(11) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000 and incorporated by reference.
(12) Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.
(13) Previously filed as an exhibit to NTN's Form 10-K dated March 31, 2003 and incorporated herein by reference.
(14) Previously filed as an exhibit to NTN's report on Form 8-K dated November 29, 2003 and incorporated herein by reference.
(15) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
(16) Previously filed as an exhibit to NTN's Form 10-Q dated August 14, 2003 and incorporated herein by reference.
(17) Previously filed as an exhibit to NTN's report on Form 8-K dated November 29, 2003 and incorporated herein by reference.
(18) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
(19) Previously filed as an exhibit to NTN's Form 10-Q dated May 15, 2003 and incorporated herein by reference.
(20) Furnished concurrently herewith.
(21) Previously filed as an exhibit with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2003.




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

                                                 NTN COMMUNICATIONS, INC.


                                                 By:     /S/ JAMES B. FRAKES
                                                    ----------------------------
                                                       CHIEF FINANCIAL OFFICER

Dated: January 13, 2005

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            PAGE
                                                                            ----

Independent Auditors' Report...........................................     F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as December 31, 2002 and
     2001..............................................................     F-3
  Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001, and 2000.................................     F-4
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2002, 2001, and 2000.....................     F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001, and 2000.................................     F-6
Notes to Consolidated Financial Statements.............................     F-8
Financial Statement Schedule II -- Valuation and
  Qualifying Accounts..................................................     F-32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTN Communications, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP


San Diego, California
January 10, 2005


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

__________

(a) Reflects trade accounts receivable written off during the year, net of amounts recovered.

                 See accompanying independent auditors' report.

EXHIBIT  NO.                      DESCRIPTION

3.1       --      Amended and Restated Certificate of Incorporation of the
                  Company, as amended (4)
3.2       --      Certificate of Designations, Rights and Preferences of
                  Series B Convertible Preferred Stock (7)
3.3       --      Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated March 22, 2000 (8)
3.4       --      Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated March 24, 2000 (8)
3.5       --      By-laws of the Company (2)
3.6       --      Certificate of Amendment to Restated Certificate of
                  Incorporation of the Company, dated May 27, 2003 (16)
4.1       --      Specimen Common Stock Certificate (10)
4.2*      --      Stock Option Agreement, dated October 7, 1998, by and
                  between NTN Communications, Inc. and Stanley B. Kinsey (5)
4.3*      --      Stock Option Agreement, dated October 7, 1999, by and
                  between NTN Communications, Inc. and Stanley B. Kinsey (6)
4.4*      --      Stock Option Agreement, dated January 26, 2001, by and
                  between NTN Communications, Inc. and Stanley B. Kinsey (12)
4.5       --      Warrant Certificate issued January 13, 2003 by NTN
                  Communications, Inc. to Robert M. and Marjie Bennett, Trustees
                  The Bennett Family Trust dated 11-17-86 (19)
4.6       --      NTN Investor Rights Agreement, dated May 7, 2003, by and
                  between NTN Communications, Inc. and Media General, Inc. (18)
4.7       --      Buzztime Investor Rights Agreement, dated May 7, 2003, by
                  and among NTN Communications, Inc., Buzztime Entertainment,
                  Inc. and Media General, Inc. (18)
4.8       --      Common Stock Purchase Warrant dated May 7, 2003 issued to
                  Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (18)
4.9       --      Form of Common Stock Purchase Warrant issued to Roth
                  Capital Partners (14)
10.1      --      License Agreement with NTN Canada (3)
10.2*     --      Employment Agreement, dated October 7, 1998, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (5)
10.3      --      Subscription Agreement dated January 13, 2003 between NTN
                  Communications, Inc. and Robert M. and Marjie Bennett,
                  Trustees The Bennett Family Trust dated 11-17-86 (19)
10.4      --      Scientific-Atlanta Strategic Investments, L.L.C. Notice of
                  Exchange of Buzztime Preferred Stock for NTN Common Stock,
                  dated January 16, 2003 (19)
10.5      --      Securities Purchase Agreement dated May 5, 2003 by and
                  among NTN Communications, Inc., Buzztime Entertainment, Inc.
                  and Media General, Inc. (18)
10.6      --      Placement Agency Agreement dated January 26, 2004 by and
                  between Roth Capital Partners and NTN Communications, Inc.
                  (14)
10.7      --      Manufacturing Agreement, dated November 25, 1997, by and
                  between NTN Communications, Inc. and Climax Technology Co.,
                  Ltd. (9)
10.8      --      Office Lease, dated July 17, 2000, between Prentiss
                  Properties Acquisition Partners, L.P. and NTN Communications,
                  Inc. (11)
10.9      --      Asset Purchase Agreement dated July 30, 2003 by and among
                  NTN Software Solutions, Inc., NTN Communications, Inc.,
                  Breakaway International, Inc. and the Seller Shareholders (17)
10.10     --      Asset Purchase Agreement dated December 15, 2003 by and
                  among NTN Canada, Inc., NTN Communications, Inc., NTN
                  Interactive Network, Inc. and Chell Group Corporation (15)
14.0      --      Code of Ethics for Senior Financial Officers (13)
21.1      --      Subsidiaries of Registrant (21)
23.1      --      Consent of KPMG LLP (1)
31        --      Certification of Officers pursuant to Rule 13a-14(a) (1)
32        --      Certification of Officers pursuant to Rule 13a-14(b) (20)

----------

*    Management Contract or Compensatory Plan.

(1)  Filed herewith.
(2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
(3) Previously filed as an exhibit to NTN's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.
(4) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-69383, filed on December 28, 1998, and incorporated by reference.
(5) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1998 and incorporated by reference.
(6) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 31, 1999 and incorporated herein by reference.
(7) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.
(8) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
(9) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.
(10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
(11) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000 and incorporated by reference.
(12) Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.
(13) Previously filed as an exhibit to NTN's Form 10-K dated March 31, 2003 and incorporated herein by reference.
(14) Previously filed as an exhibit to NTN's report on Form 8-K dated November 29, 2003 and incorporated herein by reference.
(15) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
(16) Previously filed as an exhibit to NTN's Form 10-Q dated August 14, 2003 and incorporated herein by reference.
(17) Previously filed as an exhibit to NTN's report on Form 8-K dated November 29, 2003 and incorporated herein by reference.
(18) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
(19) Previously filed as an exhibit to NTN's Form 10-Q dated May 15, 2003 and incorporated herein by reference.
(20) Furnished concurrently herewith.
(21) Previously filed as an exhibit with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2003.