Form 10-K
period 2004-12-31
NTN COMMUNICATIONS INC
filed 2005-03-16
CIK 748592

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K

                              ---------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Items 10-14???

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-12). Yes [X] No [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2004, computed by reference to the closing sale price of the common stock on the American Stock Exchange on June 30, 2004, was approximately $132,660,049. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 9, 2004, Registrant had 53,326,464 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement of NTN Communications, Inc. will be subsequently filed with the Securities and Exchange Commission as to Part III Item Numbers 10, 11, 12, 13 and 14, in each case as specifically referenced herein.

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----
                                     PART I
 1.   Business............................................................   1
 2.   Properties..........................................................  14
 3.   Legal Proceedings...................................................  15
 4.   Submission of Matters to a Vote of Security Holders.................  15

                                     PART II

 5.   Market for Registrant's Common Equity and Related
         Stockholder Matters..............................................  15
 6.   Selected Financial Data.............................................  17
 7.   Management's Discussion and Analysis of Financial
         Condition and Results of Operation...............................  17
7A.   Quantitative and Qualitative Disclosures About Market Risk..........  39
 8.   Consolidated Financial Statements and Supplementary Data............  39
 9.   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..............................  39
9A.   Controls and Procedures.............................................  39

                                    PART III

10.   Directors and Executive Officers of the Registrant..................  40
11.   Executive Compensation..............................................  40
12.   Security Ownership of Certain Beneficial Owners and Management......  40
13.   Certain Relationships and Related Transactions......................  40
14.   Principal Accountant Fees and Services .............................  40

                                     PART IV

15.   Exhibits and Financial Statement Schedules..........................  40
      Index to Consolidated Financial Statements and Schedule............. F-1

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

We operate principally through four business segments, the NTN Interactive Television Network (NTN iTV Network or iTV Network), NTN Wireless Communications (NTN Wireless), NTN Software Solutions (Software Solutions), which combine to form our NTN Hospitality Technologies Division (formerly the NTN Network Division), and our wholly owned subsidiary, Buzztime Entertainment, Inc. (Buzztime).

     o The NTN iTV Network transmits a wide variety of popular interactive games, advertisements and informational programming delivered daily to consumers in approximately 3,660 restaurants, sports bars and taverns throughout the United States and Canada and to 11 pubs in the United Kingdom.

     o NTN Wireless offers a complete line of on site wireless communication management products, including GuestCall(R) and ServerCall(R) paging systems, repair and replace programs for pagers, and SurveyCheck (trademark of Superb Serv LLC) electronic touch screen comment cards. The hospitality product suite is built around the goal of using technology to improve the customer experience and front-of-store efficiencies. NTN Wireless also offers on site messaging solutions for hospitals, church and synagogue nurseries, salons, business offices, and retail establishments. More than 2,800 restaurants currently use NTN Wireless products, including such national chains as Buffalo Wild Wings, Darden Restaurant's Olive Garden and Smokey Bones, Fazoli's, Logan's Roadhouse, O'Charley's, and more, making NTN Wireless one of the top providers of hospitality management products in North America.

     o Software Solutions designs, develops, and markets innovative software for the restaurant and hospitality industry. Software Solutions' primary products include: NTN ProHost(R), a Windows based seating management system and NTN RSViP(R), a Windows based reservation management system. More than 300 different companies in more than 3,300 locations in 43 countries are currently using our Software Solutions products. Software Solutions customers include Bahama Breeze, Charlie Trotters, Domino's Pizza, Gaylord Entertainment, Harrah's, MGM MIRAGE, Rainforest Cafe, Tavern on the Green, and The Cheesecake Factory.

     o Buzztime is a developer and distributor of multiplayer interactive television games and technology. Our Buzztime(R) Trivia Channel is the first continuous multiplayer, game service created exclusively for U.S. digital cable TV audiences. Buzztime features play-along trivia games for players of all interests and ability levels with real-time competition and rankings among households and across cable TV systems.

Unless otherwise indicated, references herein to "NTN," "we," "us" and "our" include NTN Communications, Inc. and its consolidated subsidiaries. Our headquarters are located at 5966 La Place Court, Carlsbad, California 92008, telephone (760) 438-7400. NTN Communications, Inc. was incorporated in Delaware in 1984.

SECURITIES AND EXCHANGE COMMISSION REPORTING

     We file reports with the Securities and Exchange Commission (SEC). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). Our internet site is www.ntn.com. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website.

INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

     Financial information for each of our business segments for each of the last three fiscal years is contained in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K. Approximately 90% of all our revenue is attributable to customers in the United States, and substantially all of the remaining 10% is attributable to customers in Canada.

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

To accomplish our objectives, we are pursuing strategies to:

o Increase the number of hospitality locations serviced by the NTN Hospitality Technologies Division through its NTN iTV Network, NTN Wireless and Software Solutions segments. We intend to accomplish this increase by expanding our product offerings to include more value-added services, adding independent dealers to our existing sales force and providing new and updated content on a regular basis, including our recently introduced multiplayer card games such as Blackjack and Texas Hold `Em poker.

o Launch the deployment of the NTN iTV Network in the United Kingdom (UK). We are seeking to do this via an initial 90-day trial at eleven pubs in the UK which commenced on March 1, 2005. Two major pub groups are involved in the trial. There are over 60,000 pubs in the UK and we understand from our research and experience that verbally-presented "pub quizzes" are often presented to patrons. We therefore believe that our networked quiz product may become very successful in this market. It will not be known for several months or longer if the trial will lead to substantial orders to install the Network at other UK sites. The Network is being termed "The Buzztime Network" for the UK market and being operated through NTN Buzztime, Ltd., our UK subsidiary.

o Develop and distribute the Buzztime Channel to cable operators with the intent to become the first to deploy an interactive television games channel to installed digital cable set-top boxes. We have launched the Buzztime Channel on Time Warner's systems in Portland, Maine, LaPlace, Louisiana and Dothan, Alabama and on Comcast Cable's systems in Baltimore, Maryland, Prince William County, Virginia and Alexandria/Arlington, Virginia. We have also launched the Buzztime Channel on Susquehanna Communications' York, Pennsylvania and Williamsport, Pennsylvania systems. We have additionally launched a one-way Buzztime game service on Echostar's Dish Network on a subscription basis. Finally, we have begun to deploy Buzztime on advanced cell phones through several carriers, including Verizon.

o Increase revenues through current and new sources. The NTN Hospitality Technologies Division receives revenues from three major areas: subscription fees from out-of-home hospitality locations along with related third-party advertising revenue and sales of pagers and restaurant management products, including sales and support of software products. We expect to continue generating revenue through these sources and, by growing our customer base, we also expect to see revenue growth in service and advertising revenue. Similarly, as Buzztime gains distribution with cable and satellite television operators, we expect to increase revenue through license fees paid by cable and satellite television operators, fees paid by interactive television home subscribers for premium services or pay-per-play transactions, and advertising revenue. We have also taken steps to establish the Buzztime name as a brand through licensing arrangements with a toy manufacturer and with a provider of airline in-flight entertainment.

o Both the NTN Hospitality Technologies Division and Buzztime may also explore market opportunities to acquire complementary businesses to increase revenues and earnings. One example of a recent acquisition is NTN Wireless, which generated over $5.3 million in revenues through sales of restaurant pagers and related products during 2004. Another example is Software Solutions, which we formed in July 2003 when we acquired the assets and certain liabilities of Breakaway International, Inc. Software Solutions generated approximately $4.0 million in revenues in 2004. Finally, on December 15, 2003, we acquired the assets of NTN Interactive Network, Inc., our Canadian licensee since 1985. This acquisition served to open the Canadian territory for the marketing and sale of our products and services and immediately provided us with an installed NTN iTV Network subscriber base which now approximates 350 sites.

     We have incurred consolidated net losses in the last five years and expect to incur consolidated losses through at least the end of 2005. Recent losses have been primarily as a result of significant, planned development expenditures related to Buzztime for which no significant revenues have yet been generated and in our Software Solutions segment.

THE NTN HOSPITALITY TECHNOLOGIES DIVISION

GENERAL

     The NTN Hospitality Technologies division provides consumer-oriented interactive communications and entertainment products to the out-of-home hospitality industry including restaurants, sports bars and other establishments that are looking for a competitive point-of-difference to attract and retain customers.

     We have maintained a unique and preemptive position in the hospitality industry for over 19 years as a platform for providing interactive trivia and play-along sports programming. We believe that strong growth opportunities exist by continuing to leverage our preeminent entertainment product and our installed base of 3,309 United States venues to include other interactive communications and entertainment services that effectively increase both breadth and depth of their business in this segment.

     We have adopted the mission to become the leader in providing distributed network systems comprised of INTERACTIVE COMMUNICATION and ENTERTAINMENT services to the out-of-home market. As such, the division has evolved from one that provides a single product--interactive entertainment located primarily in the bar area--to a full-service provider of "front of the house" products and services across the establishment. These products and services include on-site wireless commercial communication services, seating management and reservation systems for the hospitality industry, additional entertainment services and devices and interactive entertainment for corporate events. Providing this expanded array of products will allow us to offer additional value to, and grow revenues in, our primary markets, as well as to expand the market to include hospitality venues such as fine dining and family dining formats that are beyond our traditional customer base of casual dining, sports bars and taverns.

     The NTN Hospitality Technologies Division's operations can be divided into three operating segments:

     NTN ITV NETWORK SEGMENT
     -----------------------

     Approximately 73% of our current revenues come from the operations of the NTN iTV Network, the largest segment of NTN Hospitality Technologies. The NTN iTV Network is the longest running out-of-home interactive television network in the world. We receive service fees from hospitality venues that receive the transmission of our interactive trivia quiz show, play-along sports programming and our new NTN Blast channel. We transmit through our iTV Network engaging, interactive game content to the hospitality locations where patrons use our wireless game devices to interact with content displayed on television screens. Our NTN iTV Network also earns revenues from advertising and marketing communications services to companies seeking to reach the over 6 million unique out-of-home consumers each month that visit the iTV Network's 3,309 domestic venues and 351 Canadian venues. Via an average of four dedicated television screens per location, we provide advertisers with a targeted, cost-effective way to communicate their brand message, obtain consumer feedback, and stimulate product trial.

     Up through 2003, our iTV Network also received licensing royalty revenue from NTN Interactive Network (NTNIN), a division of Chell Group Corporation, our Canadian licensee, which maintained approximately 400 sites as of December 2003. On December 15, 2003, we acquired most of the operating assets, certain liabilities and the operations of NTNIN from Chell Group Corporation. We acquired NTNIN's assets for $200,000 in cash, 238,300 shares of unregistered NTN common stock valued at $3.70 per share, the contribution of $550,000 in unpaid licensing royalties, $84,000 of transaction costs and the assumption of certain liabilities. Total consideration for the acquisition was $1,823,000.

     We also have granted an exclusive license to eBet Limited, an Australian company, to distribute our games in commercial establishments and other public places throughout Australia and New Zealand via eBet Limited's own licensed network. Our Australian licensee currently operates in approximately 20 hospitality locations.

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


     SOFTWARE SOLUTIONS SEGMENT
     --------------------------

     Software Solutions earns revenue from the licensing of seating management and reservation systems software as well as providing professional services to Domino's Pizza LLC and to other customers. Software Solutions was formed in July 2003 when we acquired the assets and certain liabilities of Breakaway International, Inc.

PRINCIPAL PRODUCTS AND SERVICE:

NTN ITV NETWORK
---------------

THE PRODUCT

     Our NTN iTV Network broadcasts a wide variety of entertaining and popular multiplayer interactive games, including play-along sports games, trivia games and card games to consumers in 3,309 United States venues and 351 Canadian venues. Patrons play an estimated 17 million games per month, using our wireless hand-held game device, called the Playmaker(R), which allows them to compete locally and nationally with real-time scoring. We have deployed approximately 57,000 Playmakers across our iTV Network in the United States. In addition, our research indicates that an average of 4.3 patrons view and participate in the game for every Playmaker in use. We believe that no other company has created such broad hospitality industry relationships or captured such a large and diverse out-of-home audience. The strong demand for our NTN iTV Network is supported by third-party research indicating players stay longer, spend more, return more frequently and refer others to an NTN iTV Network establishment (source: Actionable Marketing Research, May 2000).

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

     Through the transmission of engaging interactive content, stored on a site server at each location, our NTN iTV Network enables single- and multi-player participation as part of local, regional, national or international competitions supported with prizing and player recognition. Unlike coin-operated games, live entertainment and themed events which are either single-player based, expensive and/or require effort to coordinate and conduct, the NTN iTV Network offers a turnkey solution of unique multi-player, multi-venue entertainment requiring virtually no site staff involvement at a fraction of the comparable cost.

     Our NTN iTV Network is also the only out-of-home interactive television network providing advertising and other marketing communications services to companies seeking to reach the over 6 million unique consumers each month and looking for a targeted, cost-effective way to communicate their brand message, obtain consumer feedback and stimulate product trial. Unlike current out-of-home advertising vehicles which are either static or lack multiple consumer exposure, we provide, as part of our game show formats, an end-to-end marketing communications solution comprised of full-motion video commercials, promotional messages, advergaming contextual opportunities and real-time interactive research capabilities at costs well below current media and research alternatives.

VALUE PROPOSITION

     The NTN iTV Network has established itself as a cost-effective means of generating traffic to our hospitality locations, creating loyalty and return on investment based on the ability to positively impact venue revenue because players stay longer (39% compared to non-players); spend more (47% more than non-players); return more often (72% more than non-players); and demonstrate positive word-of-mouth (90% have or will recommend an NTN subscriber venue to a friend) (source: Actionable Marketing Research, May 2000).

     By distributing turnkey promotional and marketing support to these venues, we provide a competitive advantage, as well as provide a cost-effective entertainment option when compared to other alternatives such as live entertainment, karaoke and food and drink discounts.

     Our NTN iTV Network provides eight advertising units per hour to the venue. These units may become a revenue and profit center to our customers by allowing them to cross-promote internal programs and services, or to re-sell to local area merchants to offset network subscription costs and/or generate profit.

     Our customers may employ our proprietary interactive polling service, OMNIPoll(TM), in conjunction with network programming and our wireless Playmaker units to regularly deliver custom player feedback on food, service and promotions, allowing the venue to gauge customer satisfaction levels and make adjustments if necessary.

     In 2004, NTN iTV Network's domestic hospitality customers paid us an average of $544 per month per venue to use our interactive technology, and to offer our game transmissions to their patrons. NTN iTV Network venues enter into one- and two-year service agreements, with the average customer life of an NTN iTV Network site/venue of approximately three years.

TECHNOLOGY

     The NTN iTV Network utilizes a proprietary delivery technology called DITV (Digital Interactive Television). DITV uses the latest Windows-based development tools and multimedia capabilities, resulting in enhanced, high-resolution graphics and full-motion video. DITV technology allows advertisers to use existing video footage in their ads on the NTN iTV Network.

     For ten years, the NTN iTV Network transmitted its data through an FM2 satellite platform and was received by a PC server (base station) installed at a subscriber's hospitality venue which was configured with a special communications card equipped for satellite data reception. That arrangement was originally scheduled to end in February 2005. We entered into equipment purchase and satellite service agreements to convert the NTN iTV Network to a much higher speed, two-way VSAT (Very Small Aperture Technology) satellite technology over a two-year period ending February 2005. These agreements were with the same reseller of satellite services that provided the FM2 satellite platform to us. We recently amended the agreements with the reseller of satellite services to push out the expiration date on the FM2 satellite platform to February 2007 and to modify the VSAT equipment purchase and satellite service agreements. The modification to the equipment purchase agreement eliminates the requirement to purchase and install a specific amount of VSAT equipment. It is possible that we may have to pay some amount of penalties in connection with the reduced amount of purchases. This flexibility may also enable us to utilize non-satellite based data transmission platforms, such as digital subscriber lines, wireless connectivity or cable modems, for customer sites where such platforms may be appropriate.

     The amendment to the FM2 data transmission agreement and the revisions to the VSAT equipment purchase and satellite service agreements allow us to spread any conversions to the new VSAT platform over the remainder of the VSAT satellite services agreement, which is now scheduled to end in April 2009. The amendments also allow us the flexibility to keep existing FM2 sites on the existing platform for another two years and do not require us to have defined levels of VSAT sites by any certain date.

     Conversion to the two-way satellite technology requires us to utilize significant capital resources. At December 31, 2004, approximately 41% of sites had been converted to VSAT.

END USER DEVICES

     Our DITV system also uses a 900 MHz wireless Playmaker, which features a 900 MHz transceiver, a monochrome LCD display and sealed keypad. Our system does not require the "wiring" of the establishment and the Playmakers have no breakable exterior components. As a result, external interference and Playmaker failure has been significantly reduced over previous versions. Our Playmakers are a rugged combination of hardware and firmware optimized for hospitality environments. We are also in the process of developing a more advanced 2.4 GHz Playmaker that we currently intend to put into service in the second half of 2005.

CONTENT SERVICES

     The NTN iTV Network licenses game content (both trivia and play-along sports) from Buzztime and third party content providers. Buzztime creates the game content that we transmit to NTN iTV Network hospitality locations. Each hospitality location is individually addressable, allowing us to send specific content to selected sites. Hospitality locations throughout the United States and Canada receive our content, in the form of programming, 15 hours each day, 365 days each year.

GAME CONTENT & PROMOTION

     Our primary product is the transmission of a variety of multiplayer interactive games that entertain and challenge a player's skill and knowledge while creating significant customer loyalty. Historically, our technology limited us to one "channel" of programming that revolved around our sports and trivia games. Over 2003 and 2004, we developed our new iTV2 technology to operate a second "channel" of programming. Over that same period of time we developed a diverse line of games and other content for that second channel that we call our NTN BlastTM channel.

Trivia Games

     We provide premium trivia competitions during evening hours when the venues, particularly restaurants and taverns, tend to be busiest. During these programs, each venue system simultaneously displays selected trivia questions on television monitors. Participants use Playmakers to enter their answers. Answers are collected, transmitted and tabulated. We display the score of each participant on the television monitors in our customer venues, along with national, regional and local rankings, as applicable. Players can compete for prizes and merchandise in their local venues, as well as on a regional and national scale. In addition to game interaction, other consumer features available on the Playmaker include real-time sports scores transmitted directly to the units and player chat. For a list of our trivia games, please see the Principal Products/Services section of the business description of our Buzztime segment in this report.

Sports Games

     A core component of our content is QB1, a live, play-along football game in which players predict the outcome of each play broadcast within professional and collegiate football games. We have held a license with the NFL for 19 years in conjunction with QB1.

     Currently, our other sports games include Brackets and Race Day. In Brackets, our players try to guess which teams will advance in the annual postseason men's college basketball tournament after the collegiate basketball selection committee sets the field of 64 teams. Race Day, an auto racing game, includes two elements; one predictive before the race and one trivia during the race. Points from both elements will be added together for a final score.

NTN BLAST

     Designed with today's young adults in mind, NTN Blast brings interactivity to action sports and movies based on content licensed from Zobmondo!, Rip Curl and Atom Films. NTN Blast also includes multiplayer card games including Blackjack and Texas Hold `Em poker. NTN Blast was developed to secure subscription contracts with new hospitality sites that might not be attracted to our core trivia and sports products, as well as retaining existing hospitality sites with the expanded content offering by driving a broader group of consumers into our subscribing sites, based on varied tastes in interactive entertainment.

Playmaker Games:

     We also offer a suite of Playmaker only games. This suite of games is independent of the NTN iTV Network and they are played directly on our wireless Playmakers rather than on one of the television screens in the hospitality venue. Players access the games by logging onto a Playmaker and following the instructions on the Playmaker screen. Currently, we have the following Playmaker only games:

    --------------------------------------------------------------------------
    Acey Duecey        Two cards are dealt face up. Players bet that the third
                       card will fall between the previous two
    --------------------------------------------------------------------------
    Crystal Ball       Ask the Crystal Ball a question and receive your answer
    --------------------------------------------------------------------------
    Playmaker Poker    Compete against the house in a game of jacks-or-better
                       poker
    --------------------------------------------------------------------------
    Shark Attack       Just like hangman, but with an oceanic twist
    --------------------------------------------------------------------------

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

NTN WIRELESS
------------

THE PRODUCT

     To expand our presence in the hospitality industry, during 2002 we completed the acquisitions of the assets of each of ZOOM Communications and Hysen Technologies, manufacturers and sellers of on-site wireless paging products. On-site paging systems consist of guest paging systems designed to improve the wait time for hospitality guests and server paging systems designed to alert servers when prepared food is ready to be served. Our guest paging system, GUESTCALL(R), is comprised of a tabletop transmitter and between 30-70 individual pagers that are distributed to guests upon arrival. The server paging system, SERVERCALL(R), is made up of a transmitter located in the kitchen area, and between 12-36 individual pagers for the wait staff. Both systems may vibrate, flash or both to indicate either the table or food are ready. We also sell our paging products into non-hospitality vertical markets such as retail stores, hospitals and churches.

     In 2004, we introduced two new NTN Wireless products, PlayCall(TM) and SmartCallTM. PlayCall offers all the functionality and quality of our standard GUESTCALL coaster pager, combined with five fun, easy-to-play games that guests of all ages will enjoy. SmartCall pagers provide dynamically updated wait times based on ProHost's (see our Software Solutions segment) ongoing analysis of seating trends and table turns. Instead of standing around wondering whether their name has been called, guests are free to relax at the bar, take a stroll outside, do a little window shopping --anything in up to a two-mile range. Both PlayCall game pagers and SmartCall pagers work with our GUESTCALL(R) paging system.

VALUE PROPOSITION

     On-site paging systems are designed to address a key industry initiative surrounding "Speed of Service", by improving table turnover and throughput for a venue's operations. The sooner a guest is seated, and the quicker prepared food is served, the faster a table can be effectively "turned" without negatively impacting the customer experience. If a typical restaurant can add just three parties of four during each waiting shift (defined as Thursday, Friday and Saturday nights), with a $17.00 average per person check, the annual incremental gross revenue to the venue over a three-year period would be $121,000.

TECHNOLOGY

     On-site paging systems consist of a small tabletop transmitter or PC-based software and transmitter communicating with a group of pager units in either vibration flashing LED, or alpha-numeric combinations. These systems are defined as "closed systems," meaning they work within a limited area for a specific purpose. The transmitter and pagers are set to the same frequency, which typically carries a range of between one-quarter and one-half mile.

COMPETITION

     We are not aware of any industry statistics for the hospitality paging market. Within the industry, it is estimated that JTech, based in Boca Raton, Florida, holds a majority position of the hospitality paging market, JTech markets guest paging and server paging systems, and has recently expanded their product mix to include other operations-based products that integrate with a venue's POS system for check management/paging. JTech was recently acquired by MICROS Systems, Inc., a leading player in the hospitality point of sale industry. Long Range Systems of Dallas, Texas, also markets products similar to ours and those of JTech, including guest and server paging products and electronic guest survey card systems.

NTN SOFTWARE SOLUTIONS
----------------------

THE PRODUCTS

     Our Software Solutions' group provides a turnkey solution that augments our Wireless products to deliver the "Speed of Service" industry initiative by facilitating a database driven reservation management solution as well as a dynamic table management/waitlist management solution. Both solutions currently target the specific operational and reporting requirements of the food service industry effectively minimizing the costs and level of expertise required to manage the guest experience while providing greater intelligence about the customer base. Our primary Software Solutions products, NTN PROHOST AND NTN RSVIP, combine with our NTN Wireless products to form a business intelligence solution in the hospitality market. These products are developed using the following Microsoft technologies: Visual Basic 6.0, Visual Basic .NET, Visual C++ 6.0, ASP .NET, SQL Server 2000, Visual C#.NET and Visual Studio.NET 2003. Our products are currently used by more than 300 companies in more than 3,300 locations in 43 countries. Our NTN Software Solutions customers include The Cheesecake Factory, MGM MIRAGE, Darden Restaurants and Gaylord Entertainment.

     NTN PROHOST is our guest and seating management application that coordinates all activities with guests, tables, and servers and integrates to POS solutions and NTN Wireless solutions. PROHOST and wireless provide a real-time business intelligence and decision making tool to a restaurant community. The software is designed to increase the number of guests that a restaurant can seat, serve and satisfy, and thereby help restaurants achieve higher profits. PROHOST solves the complex problem of managing the guest before, during and after they sit at the table, and adds systems and processes where restaurants typically have none. NTN PROHOST also assists restaurant managers by providing flash operational data, many operational alerts, and staff performance reporting.

     NTN RSVIP is a reservations management solution designed to accept advance reservations for single or multiple locations. RSVIP is a client/server application which connects multiple users in a restaurant to a central database server. With RSVIP, reservations can be centralized for restaurant groups, made by phone, through the web, and on public or private websites providing restaurants with a level of service and flexibility they currently cannot offer. NTN RSVIP provides powerful customer relationship management (CRM) features that include guest tracking and preferences, guest history and marketing tools, and sophisticated reporting.

     On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point of sale software products developed and maintained by our Software Solutions segment. In accordance with the asset purchase transaction, Gary Peek terminated his position as vice president and general manager of our Software Solutions segment and immediately thereafter commenced his position with Intura to oversee business operations. The primary software products sold by us to Intura were Vision, Relief Manager Plus (RMP), Store Link Plus (SLP), Sell More Pizzas and other legacy products as well as a non-exclusive right to develop and market the Enterprise software. See Acquisitions and Divestitures for more information on this transaction.

COMPETITION

     Software Solutions competes with and/or complements a number of entities within the hospitality point-of-sale arena that either have partnered with or plan to partner with other companies that have table management and reservation products. Our competitors include Open Table, MICROS Systems, Inc. and InfoGenesis.

PROFESSIONAL SERVICES

     In addition to software development, Software Solutions provides professional services to its customers and partners including software support, hardware configuration, systems staging, deployment, and training services. In addition to co-developing the Dominos Pizza Pulse POS, we provide a wide range of Help Desk services to include all levels of support 24/7/365, in both English and Spanish. We also provide pre-deployment support services such as legacy POS extraction for software conversion, as well as proactive support for issues pending development.

     Our field services group provides complete management of the deployment process and includes system installation, software setup, and training services. Software Solutions does not provide site preparation services such as network cabling, electrical, communications installation, and physical site preparation for mounting and housing of various types of equipment.

NTN Hospitality Technologies Sales & Distribution
-------------------------------------------------

     Currently we sell all products and services through direct sales employees organized by regions throughout the United States and focusing primarily on major metropolitan markets and/or national chain accounts, as well as through independent dealers and representatives in smaller metro markets and rural areas focusing on smaller chains and/or independent restaurants. Our sales cycle varies by customer type, requiring as little as one week for independent customers and up to 18 months for national chain accounts. We seek to generate qualified leads for a follow-up field presentation through our marketing and promotion efforts. In most cases, the products can be sold over the telephone but occasionally may require a field presentation. During the field presentation, our sales representative determines the prospect's requirements and presents possible solutions through the benefits of each product or service presented, including an interactive demonstration, detailed return on investment calculations, local advertising opportunities made available through the NTN iTV Network and third party research results outlining player purchase behavior and success stories from existing NTN iTV Network subscribers. Occasionally, demonstration units are provided to validate the system, with the intention to finalize the sale upon completion of the trial.

NTN Hospitality Technologies Marketing and Promotion
----------------------------------------------------

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

NTN HOSPITALITY TECHNOLOGIES EQUIPMENT

     With the exception of our Playmakers, each system installed at a hospitality location is assembled from off-the-shelf components available from a variety of sources. We are responsible for the installation and maintenance of each system, which we continue to own. Our current Playmaker is a hand-held, 900 MHz radio frequency device used to enter choices and selections by players and is manufactured by Climax Technology, Ltd., a non-affiliated manufacturer in Taiwan.

     The majority of our NTN Wireless products are manufactured based on our specifications under contract through a third party manufacturing company located in Seoul, Korea. The contract expires on April 5, 2007. We believe the quality provided by this manufacturer is superior to that provided by manufacturers located in mainland China, and has become a competitive advantage for us. While sufficient alternative supply chain capabilities exist, we would face business interruption if we were to lose this existing manufacturer, and there are no assurances that we could recover lost business in a timely manner.

NTN HOSPITALITY TECHNOLOGIES SEASONALITY

     Our NTN iTV Network business has some seasonal elements. While we bill revenue monthly as service is provided to customers, three factors increase our revenues in the second half of the year over the first half. First, sales to new locations have traditionally been higher in the summer and early fall months compared to the rest of the year, driven primarily by the start of the professional and college football season and the availability of our play-along football game, QB1. Second, some older customers pay an incremental amount for our QB1 Predict the Play football game and many customers order additional Playmakers to meet their patrons' demands to play this game in late summer and early fall. Third, we typically gain additional advertising customers who want to participate in our football-oriented games. In the third quarter of 2003, we started bundling our QB1 Predict the Play football game with our trivia content. This has reduced and will likely continue to reduce the seasonal elements of our business over time.

     The hospitality industry has historically experienced a relatively high business failure rate. That factor combined with change in ownership and non-renewal of contracts leads us to lose a certain amount of our customers each year. We refer to this collective loss of customers as "churn." Our historical churn experience has also been seasonal in that the percentage of churn has been highest following the completion of the professional football season in February, although churn occurs in all months. During our operating history, approximately 18% to 30% of the existing NTN iTV Network customers at the beginning of a year have churned by the end of that year. The churn rate was 21% for 2004 and 22% for 2003.

NTN HOSPITALITY TECHNOLOGIES SIGNIFICANT CUSTOMERS

     Our customers are diverse and varied in size as well as location. We are not dependent on any one customer. We do not have any individual customer, including chain locations, who accounted for 10% or more of our consolidated revenues in 2004, 2003 or 2002.

NTN HOSPITALITY TECHNOLOGIES BACKLOG

     We historically have not had a significant backlog at any time because we normally can deliver and install new systems at hospitality locations within the delivery schedule requested by customers (generally, within three to four weeks). Shipments of NTN Wireless products occur in most cases within 20 days of receipt of order.

BUZZTIME ENTERTAINMENT, INC. SUBSIDIARY

GENERAL

     Buzztime, our wholly owned subsidiary, was incorporated in the state of Delaware in December 1999 with the objective of creating new revenue from distributing our content library to interactive consumer platforms, with a primary focus on interactive television. Buzztime specializes in real-time, mass-participation games and entertainment including the Buzztime Trivia Channel for cable television services. We manage one of the world's largest trivia game show libraries from our interactive broadcast studio where we also produce our live, Predict the Play interactive television sports prediction games, real-time viewer polls and advertising.

     The Buzztime Trivia Channel was launched on cable TV in June 2002 to Susquehanna Communications' (SusCom) York, Pennsylvania digital cable subscribers. We believe this was the first deployment of a real-time, two-way game channel via digital cable TV in the U.S. that operates on commercially deployed digital set-top boxes. The Buzztime Trivia Channel is now available to over 250,000 Comcast, Time Warner and SusCom digital cable subscribers within cable TV systems in Pennsylvania, Virginia, Maryland, Maine and Louisiana. Buzztime also has trivia games deployed on satellite TV through Echostar's DISH Network in the United States and Bell ExpressVu in Canada as well as to major North American wireless carriers through a partnership with Airborne Entertainment. In addition, Buzztime remains the primary content provider to the NTN iTV Network and currently works with leading companies such as Media General, Scientific-Atlanta, The National Football League, Liberate Technologies, Airborne Entertainment, Cadaco, DTI Software and others to bring consumers real-time interactive entertainment.

     Buzztime's revenue is derived from license fees to distributors and end-users, royalties from third-party manufacturers and development fees. It is also our plan to sell advertising when we achieve a critical mass of subscribers--particularly via cable TV distribution.

PRINCIPAL PRODUCTS/SERVICES AND DISTRIBUTION

     Buzztime develops, produces and distributes single and multiplayer games for both one-way and two-way consumer platforms with a primary focus on interactive television. The games are designed for general audiences and include trivia quiz shows, sports prediction competitions that are played along with live sporting events as well as card, arcade, puzzle and board games. The Buzztime games are distributed through several platforms including the NTN iTV Network, cable television, satellite television, mobile phones and airlines.

MARKETING

     Buzztime's sales and marketing efforts have been focused on gaining distribution to cable operators in North America. For the cable systems that are deployed, we operate regular competitions and promotions to drive consumer awareness and usage of our games. As distribution of the Buzztime Channel increases, we plan to sell subscription services to the players and advertising and to marketing companies. Our business model is supported by strong market demand for compelling content on emerging interactive television platforms and the proven success of our content on existing platforms such as the NTN iTV Network.

     Key drivers to revenue growth include the integration of interactive television enabling technology into the cable systems, adoption of interactive television services in the home, penetration of Buzztime games into the cable operators, the ability to charge the cable operator for receiving the Buzztime Channel, the ability to charge the end-user for additional games or services and the ability to sell advertising within our games.

EQUIPMENT

     The primary product that Buzztime produces is software code and graphics that enable the Buzztime games. For networked distribution such as cable television, satellite television and mobile platforms, we primarily rely on the distribution partners' technology for distribution of our games to the end users. These partners maintain their own receiving, translation and re-broadcasting equipment as part of the normal business. Buzztime maintains server facilities in Carlsbad, California and a co-located facility in Orange County, California. For cable television distribution, Buzztime may install a server in the local cable system facility (head-end).

COMPETITION

     On a broad basis, the consumer has, and will continue to have, many options for electronic entertainment and game play. Within each network or platform that Buzztime distributes through, there are numerous options for entertainment. For example, there are hundreds of channels of programming on cable and satellite TV and there are a growing number of choices of entertainment on mobile phones. Specifically within the games category, there are hundreds of game producers that produce thousands of games for interactive platforms such as the internet, game consoles and mobile devices. There are also numerous game companies developing various games for interactive television platforms such as the ones that Buzztime is either operating on or has plans to operate on.

     Specific to interactive television on cable TV, there are significant barriers-to-entry for game developers. First, the technology necessary to enable games, especially two-way games such as Buzztime's games, is in its early stages and, in some cases, still being developed. This requires the game developers to devote human resources that have experience in not only games, but interactive television platforms. Second, not all games are suited for the television and remote control. Many popular games on non-TV platforms are dependent upon keyboards, a mouse and advanced game controllers to function properly. Third, there are only a few cable operators that control the majority of the decision-making for carriage of interactive applications such as games. The smaller cable operators will follow the largest cable companies' lead in selecting game technology and content. If a game company does not have success in gaining distribution via a major cable operator, they have little chance of success in the North American cable market.

     Buzztime has developed technology, which we promote as Play Along TV(R) Technology, which we believe enables the deployment of one-way and two-way games on iTV platforms. Buzztime, with the support of the NTN iTV Network, has an existing cross-platform promotional network to promote the iTV games and drive competitions. Buzztime's games have been designed and produced specifically for the television and remote control and are compatible with the cable and satellite technology. Finally, due to deployed field trials with Comcast Cable and Time Warner Cable, we have working relationships with the various departments within these cable companies that manage iTV application development and deployment.

LICENSING, TRADEMARKS, COPYRIGHTS AND PATENTS

     We keep confidential as trade secrets our technology and software. The hardware used in our operations is purchased from outside vendors. We own copyrights to all of our programs and formats. We have either received, or have applied for, trademark protection for the names of our proprietary programming, to the extent that trademark protection is available for them. Our intellectual property assets are important to our business and, accordingly, we maintain a program directed to the protection of our intellectual property assets, including regular intellectual property protection meetings and ongoing internal education on the protection of intellectual property.

     As of December 31, 2004, we owned one United States patent covering certain aspects of technology related to an interactive learning system. This patent will expire in 2017. As of December 31, 2004, we had applied for two additional patents in the United States.

     In June 2001, Buzztime Entertainment entered into a contribution agreement with NTN Communications, effective retroactively to January 1, 2001, whereby NTN contributed some of our assets to Buzztime including all company-owned games and related content, trivia game show library, interactive broadcast studio and related technology and intangible assets.

     Further, in June 2001, NTN entered into a licensing and marketing agreement with Buzztime, effective retroactively to January 1, 2001, whereby Buzztime granted the NTN iTV Network an exclusive, royalty-free, perpetual license to the game libraries and related technology for distribution to the commercial market for group viewing audiences. Buzztime will continue to provide the NTN iTV Network with new game content created by Buzztime during the ordinary course of business, as well as maintenance and upgrades to existing content and related technologies, through 2006. This obligation is subject to a termination right at the option of Buzztime, upon one year's prior notice to the NTN iTV Network. In addition, Buzztime will continue to produce live sports prediction games, such as QB1, for the NTN iTV Network through 2008. Pursuant to the terms of the agreement, the NTN iTV Network will promote Buzztime during broadcasts of Buzztime programming on the NTN iTV Network as long as Buzztime continues to supply new game content for distribution by the NTN iTV Network. Buzztime shall promote the NTN iTV Network to the best of its ability in the consumer market, including interactive television and wireless devices.

     On May 6, 2003, Buzztime entered into an agreement with Media General, Inc. to license its Boxerjam game content and selected technology. The license includes a five year exclusive interactive television license of certain intellectual property, with options to extend the license for an additional five years.

     We are party to a license agreement with NFL Enterprises L.P. Our NFL agreement grants us data broadcast rights to conduct interactive games on the NTN iTV Network in conjunction with the broadcast of NFL football games, for which we pay the NFL a flat royalty independent of revenues billed to subscribers by the NTN iTV Network in connection with QB1 play. Under the terms of the license, we are also permitted to utilize the trademarks and logos of the teams and the leagues in connection with the playing of an interactive game. In November 2002, we renewed our license agreement with the NFL through August 6, 2005.

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

RESEARCH AND DEVELOPMENT

     During 2004, 2003 and 2002, we incurred approximately $329,000, $329,000 and $12,000, respectively, related to research and development projects, including projects performed by outside consultants. In 2004, our research and development efforts were related to digital network, wireless and interactive applications.

     There is no assurance that we will successfully complete current or planned development projects or will do so within the prescribed time parameters and budgets. There can be no assurance, furthermore, that a market will develop for any product successfully developed.

ACQUISITIONS AND DIVESTITURES

BREAKAWAY INTERNATIONAL

      On July 31, 2003, we acquired all of the assets and certain liabilities of Breakaway International, Inc. (Breakaway), a privately held provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $252,000 in cash, 1,292,614 shares of unregistered NTN common stock, transaction costs and the assumption of certain liabilities. We may pay additional contingent earn-out amounts in NTN common stock and/or cash over the first three years following the acquisition, provided that certain targets over the relevant trailing twelve month period for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. No earn-out amounts were earned in the first twelve month period following the acquisition. We also entered into employment agreements with five of the executives of Breakaway.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Total consideration for the acquisition was $3,630,000, which consisted of 1,292,614 shares multiplied by the then publicly traded price of $2.44 per share, $252,000 in cash and $224,000 of transaction costs, plus the assumption of liabilities. To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third party valuation analysis. That third party analysis determined that the identified intangible assets and the related useful lives are developed technology ($781,000, 6 year life), customer relationships ($1,110,000, 6 year life) and non-competition agreements ($30,000, 3 year life). Results of operations from the acquisition have been included in our consolidated statements of operations since August 1, 2003 and include $461,000 of amortization of the identified intangibles based upon the estimated lives.

                          BREAKAWAY INTERNATIONAL, INC.
                    ASSETS ACQUIRED AND LIABILITIES ACQUIRED

              Accounts receivable, net             $     333,000
              Inventory, net                              35,000
              Fixed assets, net                          108,000
              Developed technology                       781,000
              Customer relationships                   1,110,000
              Non-competition agreements                  30,000
              Goodwill                                 2,235,000
                                                   -------------
              Total assets acquired                $   4,632,000
                                                   =============

              Accounts payable and accruals        $     482,000
              Deferred revenue                           520,000
                                                   -------------
              Total liabilities assumed                1,002,000
                                                   -------------
              Net assets acquired                  $   3,630,000
                                                   =============

     The above amounts have changed from our initial purchase accounting as follows: goodwill has increased by $10,000 to reflect $7,000 of additional transaction costs and $3,000 of additional liabilities that were recorded, accounts payable and accruals increased by $3,000 to reflect the additional liabilities that were recorded and, as a result, the overall purchase price increased by $7,000 from the initial amount of $3,623,000 to $3,630,000.

NTN CANADA

     On December 15, 2003, we acquired most of the operating assets, certain liabilities and the operations of NTN Interactive Network, Inc. (NTNIN), our long time Canadian licensee from its parent, Chell Group Corporation Inc. (Chell). We acquired NTNIN's assets for $233,000 in cash, 238,300 shares of unregistered NTN common stock, the contribution of $550,000 in unpaid licensing royalties and the assumption of certain liabilities.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Total consideration for the acquisition was approximately $1,823,000, which consisted of 238,300 shares multiplied by the then publicly traded price of $3.70 per share, $233,000 in cash, the contribution of $550,000 in unpaid licensing royalties, $122,000 of transaction costs, plus the assumption of liabilities.

                          NTN INTERACTIVE NETWORK, INC.
                    ASSETS ACQUIRED AND LIABILITIES ACQUIRED

               Cash                                $      20,000
               Accounts receivable, net                  235,000
               Other current assets                       21,000
               Fixed assets, net                          43,000
               Customer relationships                    720,000
               Trivia database                           345,000
               Interactive events software               102,000
               Trivia software                            90,000
               Licenses                                   12,000
               Goodwill                                  974,000
                                                   -------------
               Total assets acquired               $   2,562,000
                                                   -------------

               Accounts payable and accruals       $     628,000
               Leases                                     44,000
               Deferred revenue                           67,000
                                                   -------------
               Total liabilities assumed                 739,000
                                                   -------------
               Net assets acquired                 $   1,823,000
                                                   =============

     To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third party valuation analysis. That third party analysis determined that the identified intangible assets and the related useful lives are customer relationships ($720,000, 4 year life), trivia database ($345,000, 10 year life), interactive events software ($102,000, 5 year life) and trivia software ($90,000, 5 year life). Results of operations from the acquisition have been included in our consolidated statements of operations since December 15, 2003 and include $203,000 of amortization of the identified intangibles based upon the estimated lives.

     The above amounts have changed from our initial purchase accounting as follows: (1) goodwill has increased by $99,000 to reflect a variety of factors including the final calculation of the cash component of the purchase price based on the final closing balance sheet, which generated an additional payment to Chell of approximately $10,000 and a payment to the president of NTNIN on behalf of Chell of approximately $23,000, (2) the final calculation of the transaction costs (an increase of $38,000), (3) recording $12,000 of additional liabilities, and (4) making $16,000 of other adjustments to the final balance sheet. The overall purchase price increased by $37,000 from the initial amount of $1,786,000 to $1,823,000.

VISION PRODUCT LINE

     On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point of sale software products developed and maintained by our Software Solutions segment. In accordance with the asset purchase transaction, Gary Peek terminated his position as vice president and general manager of our Software Solutions segment and immediately thereafter commenced his position with Intura to oversee business operations.

     The primary software products sold by us to Intura were Vision, Relief Manager Plus (RMP), Store Link Plus (SLP), Sell More Pizzas and other legacy products as well as a non-exclusive right to develop and market the Enterprise software. We received a non-dilutable 10% partnership interest in Intura in the transaction and will receive 20% of Intura's revenues received during the next two years, up to a maximum of $100,000. Further, Intura will provide software development maintenance services for the RMP software for two years (we continue to retain the rights to the maintenance and support revenue from the legacy products).

GOVERNMENT REGULATIONS

     The cost of compliance with federal, state and local laws has not had a material effect upon our capital expenditures, earnings or competitive position to date. On June 16, 1998, we received approval from the Federal Communications Commission for our 900 MHz Playmakers. The 900-MHz Playmaker is an integral component of our network.

EMPLOYEES

     As of February 3, 2005, we employ approximately 218 people on a full-time basis and 50 people on a part-time or seasonal basis. We also utilize independent contractors for specific projects and hire up to as many as 59 seasonal employees as needed to produce our play along sports games during varying professional and collegiate sports seasons. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

ITEM 2. PROPERTIES

     We lease approximately 39,000 square feet of office and warehouse space at 5966 La Place Court, Carlsbad, California for our corporate headquarters and broadcast center. In July 2001, a five-year lease renewal for the property commenced upon expiration of the prior lease term that expired in June 2001. Until March 2003, we sublet approximately 11,600 square feet of this office space to WinResources Computing, Inc. under a sublease entered into in February 2001.

     We also lease approximately 1,253 square feet of additional office space located in San Francisco. This lease expires in April 2005. We sublease this space to a subtenant for approximately the same amount as our monthly rent. That sublease expires in April 2005. We also lease approximately 6,480 square feet of additional office space in Atlanta, Georgia, expiring in September 2005, approximately 16,981 square feet of additional office space in Arlington, Texas, expiring in July 2005, and approximately 5,400 square feet in Toronto, Ontario, Canada, expiring in December 2014. In addition, we lease additional office space in Mill Valley, California. This lease expired in May 2004 and is now on a month to month basis. In February 2004, we entered into a lease agreement for an executive office in New York, New York. That lease expired in June 2004 and is now on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to litigation from time to time in the ordinary course of our business. There currently is no material litigation pending or threatened against us.

INTERACTIVE NETWORK, INC.

     On April 14, 2004, we settled the lawsuit filed against us in 1992 by IN (now Two Way TV (US), Inc.) The litigation involved licensing and patent infringement issues in Canada. These actions related to the delivery of the NTN iTV Network to subscribers of our former Canadian licensee (we acquired our licensee's operations in December 2003) and did not extend to our network operations in the United States or elsewhere. We settled the matter for $116,500. We recorded expense related to this matter, including the settlement amount, of approximately $200,000 in the first quarter of 2004 and we recorded further legal fees of approximately $92,000 relating to this matter in the third quarter of 2004.

LONG RANGE SYSTEMS

     On March 21, 2003, Long Range Systems, Inc. (LRS) filed in the United States District Court, Northern District of Texas, a patent infringement complaint against our NTN Wireless subsidiary. This complaint alleged trade dress and patent infringement and unfair competition. We were served with this complaint on March 27, 2003. In February 2004, LRS amended their complaint to eliminate certain allegations relating to infringement of its utility patent for wireless pagers. This complaint related to our repair and replacement activities of LRS pagers, which is not a significant percentage of our NTN Wireless business.

     On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The case was subsequently transferred to the United States District Court, Southern District of California. Our complaint alleged that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name www.ntnwireless.com in violation of our trademark rights.

     On February 28, 2005, we agreed with LRS to settle and dismiss both lawsuits and the joint request for dismissal was filed with the court, although at the date of the filing the settlement agreement had not been fully executed. Under the terms of the settlement, NTN and LRS each agreed to settle and dismiss the two lawsuits without liability or any payment to the other party. Each party is responsible for its own legal costs. On March 2, 2005, the court dismissed the LRS lawsuit based on this agreement.

OPEN TABLE

     In March 2004, we received correspondence from Open Table, Inc. (Open Table) alleging breach of the non-compete provisions of the Asset Purchase Agreement entered into by and between Open Table and Breakaway International, Inc. (Breakaway) in February 2002. Our NTN Software Solutions, Inc. subsidiary assumed certain obligations of Breakaway pursuant to the Asset Purchase Agreement we entered into with Breakaway in July 2003. In March 2004, we acknowledged receipt of the Open Table correspondence and advised Open Table that we were investigating the allegations set forth in such correspondence. On April 23, 2004, Open Table filed a complaint in the Superior Court of the State of California, County of San Francisco, against NTN Communications, Inc. f/k/a Breakaway International, Inc., alleging breach of contract, breach of implied covenant of good faith and fair dealing, intentional interference with economic relationship, negligent interference with economic relationship, fraud, accounting, constructive trust and declaratory relief. In December 2004, we agreed with Open Table to settle and dismiss this lawsuit. We paid Open Table $15,000 under the terms of the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote by security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the American Stock Exchange (AMEX) under the symbol "NTN." Set forth below are the high and low sales prices for the common stock as reported by the AMEX for the two most recent fiscal years:

                                                          COMMON STOCK
                                                         ---------------
                                                          LOW      HIGH
                                                         ------   ------
          2003
          ----
          First Quarter ..............................   $ 0.95   $ 1.75
          Second Quarter .............................   $ 1.48   $ 2.33
          Third Quarter ..............................   $ 1.91   $ 3.00
          Fourth Quarter .............................   $ 2.65   $ 4.11

          2004
          ----
          First Quarter ..............................   $ 2.51   $ 4.25
          Second Quarter .............................     2.51     3.19
          Third Quarter ..............................     1.62     3.20
          Fourth Quarter .............................     2.40     3.24

     On March 9, 2005, the closing price for our common stock as reported on the AMEX was $2.83. As of March 9, 2005, there were approximately 1,259 holders of common stock.

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

     We have 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2004, we issued approximately 6,000 common shares for payment of these dividends. At December 31, 2004, the cumulative unpaid dividends for the Series A Preferred Stock was approximately $1,300.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth as of December 31, 2004 our compensation plans authorizing us to issue equity securities and the number of securities issuable thereunder.

                                         (A)                                       NUMBER OF SECURITIES REMAINING
                             NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                               ISSUED UPON EXERCISE OF      EXERCISE PRICE OF      UNDER EQUITY COMPENSATION PLANS
                                OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES REFLECTED IN
                                 WARRANTS AND RIGHTS       WARRANTS AND RIGHTS               COLUMN (A))
        PLAN CATEGORY
  EQUITY COMPENSATION PLANS
 APPROVED BY SECURITY HOLDERS              10,443,000(1)             $1.46                        2,071,177(2)

EQUITY COMPENSATION PLANS NOT
 APPROVED BY SECURITY HOLDERS               1,941,000(4)             $1.61                                0
                               ----------------------                                    ------------------
            TOTAL                          12,384,000                                             2,071,177(3)
                               ======================                                    ==================

----------
(1) Includes 9,485,305 shares issuable upon exercise of options granted pursuant to the NTN Communications, Inc. 1995 Employee Stock Option Plan, 458,000 shares issuable upon exercise of options and rights granted pursuant to the NTN Communications, Inc. 2004 Performance Incentive Plan and 500,000 shares issuable upon exercise of options granted pursuant to the NTN Communications, Inc. 1996 Special Stock Option Plan.
(2) Remaining available for grant under the NTN Communications, Inc. 2004 Performance Incentive Plan. The 2004 Performance Incentive Plan became effective on September 30, 2004. No additional awards were, or shall be, granted under the 1995 Plan from and after the effective date of the 2004 Plan. The number of shares of common stock that remained available for award grants under the 1995 Plan immediately prior to the effectiveness of the 2004 Plan became available for award grants under the 2004 Plan.
(3) Does not include 300,000 shares of Buzztime Entertainment, Inc. common stock available for grant under the Buzztime Entertainment, Inc. 2001 Incentive Stock Option Plan. To date, no options have been granted under the plan.

(4) The 1,941,000 shares issuable that are not pursuant to equity compensation plans approved by security holders are all pursuant to warrants granted in connection with consulting agreements with non-employees or were warrants associated with equity financings. Warrants to purchase 236,619 shares were granted in 2004, 514,000 shares were granted in 2003 and 685,000 shares were granted in 2002. The remaining warrants were issued in 2001 or earlier. As of December 31, 2004, the range of exercise prices and the weighted-average remaining contractual life of outstanding warrants was $0.50 to $3.91 and 4 years, respectively.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere in this document. The selected financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 is derived from our audited financial statements.

                                              STATEMENT OF OPERATIONS DATA
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------
                                                              2004          2003          2002          2001          2000
                                                           ----------    ----------    ----------    ----------    ----------
Total revenue ..........................................   $   35,655    $   29,489    $   25,610    $   22,559    $   22,048
Total operating expenses ...............................       40,711        32,035        27,465        25,493        30,249
                                                           ----------    ----------    ----------    ----------    ----------
Operating loss .........................................       (5,056)       (2,546)       (1,855)       (2,934)       (8,201)
Other income (expense), net ............................          171          (128)         (505)         (807)         (940)
                                                           ----------    ----------    ----------    ----------    ----------
Loss from continuing operations ........................       (4,885)       (2,674)       (2,360)       (3,741)       (9,141)
Income taxes ...........................................          (94)          (47)          (41)           --            --
Minority interest in loss of consolidated subsidiary ...           --            10           212            85            --
                                                           ----------    ----------    ----------    ----------    ----------
Loss before cumulative effect of accounting change .....       (4,979)       (2,711)       (2,189)       (3,656)       (9,141)
Cumulative effect of accounting change .................           --            --            --            --          (448)
                                                           ----------    ----------    ----------    ----------    ----------
Net loss ...............................................   $   (4,979)   $   (2,711)   $   (2,189)   $   (3,656)   $   (9,589)
Basic and diluted net loss per common share:
  Continuing operations ................................   $     (.09)   $     (.06)   $     (.06)   $     (.10)   $     (.28)
  Cumulative effect of accounting change ...............           --            --            --            --          (.01)
                                                           ----------    ----------    ----------    ----------    ----------
          Net loss .....................................   $     (.09)   $     (.06)   $     (.06)   $     (.10)   $     (.29)
                                                           ==========    ==========    ==========    ==========    ==========
Weighted-average shares outstanding ....................       52,599        45,446        39,081        36,755        33,206
                                                           ==========    ==========    ==========    ==========    ==========

                                                       BALANCE SHEET DATA
                                                         (IN THOUSANDS)

                                                                              DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                      2004          2003          2002          2001          2000
                                                   ----------    ----------    ----------    ----------    ----------
       Total current assets ....................   $   13,506    $    6,704    $    4,184    $    4,218    $    5,808
       Total assets ............................       29,388        20,630        10,842        13,380        18,822
       Total current liabilities ...............        6,862         5,939         3,620         4,178         4,915
       Total liabilities .......................        7,353         7,566         8,719         9,614        14,740
       Total minority interest .................           --            --           643           855            --
       Shareholders' equity ....................       22,035        13,064         1,480         2,911         4,082

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     The following management's discussion and analysis of financial condition and results of operations discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8 of this Annual Report on Form 10-K.

2004 HIGHLIGHTS

     NTN's financial and operating results for the year ended December 31, 2004 included the following highlights:

     o On January 30, 2004, we completed the sale of 3,943,661 shares of our common stock at $3.55 per share, resulting in gross proceeds of approximately $14.0 million, pursuant to an existing shelf registration filed under the Securities Act. After commissions and expenses, the net proceeds of this offering were approximately $13.0 million. The offering was purchased primarily by a number of institutional investors and by Media General, Inc., a related party, which invested approximately $2.0 million.

     o In April 2004, Time Warner Cable launched the Buzztime channel as part of its interactive television games channel in La Place, Louisiana.

     o In July 2004, we launched our new NTN Blast channel on the NTN iTV Network. NTN Blast was developed to help land as customers new hospitality sites that might not be attracted to our core trivia and sports products and to retain existing hospitality sites with the expanded content offering. NTN Blast is played on our new underlying iTV2 technology, which enables us to display two video channels on the NTN iTV Network.

     o In November 2004, Comcast Cable launched the Buzztime channel in its Alexandria/Arlington system and Prince William system. Both cable television systems service portions of the Northern Virginia area.

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

     o We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on Staff Accounting Bulletin 104 (SAB 104), we amortize these amounts over an estimated three-year average life of a customer relationship.

     o We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld, wireless Playmaker devices, VSAT satellite dishes and associated electronics and the computers located at our customer sites. The Playmakers are depreciated over a four-year life, VSAT dishes and associated electronics over a four-year life and the computers over a three-year life. The depreciable life of these assets was determined based upon their estimated useful life which considers anticipated technology changes. If our Playmakers, VSAT dishes and associated electronics and the computers turn out to have longer lives, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers, VSAT dishes and associated electronics and the computers turn out to have shorter lives, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

     o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is determined based on reserving for all domestic customers that have terminated our iTV Network service plus five percent of outstanding balances for all unreserved customer balances across all of our domestic businesses and, for Canadian customers, all accounts over 90 days past due. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     o Revenues from Software Solutions are recognized in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition", as amended. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer's location, the fee is fixed or determinable and collection is probable, provided that vendor specific evidence exists for any undelivered elements, namely annual support and maintenance. Along with the basic software license, our customers are provided post contract support (PCS) for an additional fee, which is based on a stipulated percentage of the license fee. PCS consists of technical support as well as unspecified software upgrades and releases when and if made available by us during the term of the support period.

          If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If an arrangement allows for customer acceptance, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

          Additionally, we provide consulting and training services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services are generally recognized as the services are performed.

     o We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At December 31, 2004 the net amount of $7,669,000 of goodwill and intangible assets represented 26.1% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

          We annually perform tests for goodwill impairment as required by SFAS
          142. We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

     o In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under the stock option and employee stock purchase plan programs. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No.123 will be recorded in the consolidated income statement. We are evaluating the alternatives allowed under the standard, which we are required to adopt beginning in the third quarter of 2005. We believe that this new standard will increase our operating losses in the future but that increase will be of a non-cash nature.

     We do not have any of the following:

     o Off-balance sheet arrangements except for purchase orders and commitments and operating leases;

     o Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

     o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (which item is incorporated by reference to our definitive proxy statement) or which are so non-material to fall below the materiality threshold of such item.

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

     Revenues generated and operating income (loss) by our two business units are illustrated below. The data presented below includes allocations of corporate expenses and elimination of intercompany charges.

                                                                      YEARS ENDED DECEMBER 31
                                                       2004                       2003                      2002
                                                       ----                       ----                      ----
Revenues
NTN Hospitality Technologies division ..   $ 35,274,000        99%    $ 29,275,000        99%   $ 25,465,000       99%
Buzztime ...............................        359,000         1%         196,000         1%        128,000        1%
Other ..................................         22,000         -           18,000         -          17,000        -
                                           ------------    ------     ------------    ------    ------------   ------
          Total ........................   $ 35,655,000       100%    $ 29,489,000       100%   $ 25,610,000      100%
                                           ============    ======     ============    ======    ============   ======

Operating Income (Loss)
NTN Hospitality Technologies division ..     (1,097,000)              $  1,211,000              $  1,699,000
Buzztime ...............................     (3,959,000)                (3,757,000)               (3,554,000)
                                           ------------               ------------              ------------
          Total ........................   $ (5,056,000)              $ (2,546,000)             $ (1,855,000)
                                           ============               ============              ============

     NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from its wireless business with restaurant on-site paging systems and electronic data-managed comment cards and from its hardware and software enterprise solutions. Buzztime's revenue is primarily generated from the distribution of its digital trivia game show content as well as revenue related to production services for third parties and from performance under a Trial Agreement with a major cable operator.

RESULTS OF OPERATIONS

     Following is a comparative discussion by fiscal year of the results of operations for the three years ended December 31, 2004. We believe that inflation has not had a material effect on the results of operations for the periods presented.

YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

     Operations for 2004 resulted in a net loss of $4,979,000 compared to net loss of $2,711,000 for 2003.

REVENUES

    The revenues of the NTN Hospitality Technologies division increased by $6,003,000 or 20.5%, to $35,296,000 in 2004 from $29,293,000 in 2003. 2004 included twelve months of operations of the Software Solutions segment and the NTN Canada unit while 2003 included only five months and two weeks of operations from those entities, respectively.

   For the purpose of this analysis, the NTN iTV Network's revenues include $22,000 and $18,000 of "other" revenues for 2004 and 2003, respectively shown on our consolidated statements of operations. The revenue contribution from the three operating segments of the division for 2004 and 2003 are shown in the following table:

             COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                      2004           2003          Change
                                      ----           ----          ------
NTN iTV Network                   $25,925,000    $23,024,000     $2,901,000
NTN Wireless                        5,337,000      4,742,000        595,000
Software Solutions                  4,034,000      1,527,000      2,507,000
                                 ------------   ------------   ------------
  Total Revenue of Division       $35,296,000    $29,293,000     $6,003,000
                                 ============   ============   ============

     Within the NTN iTV Network there are several revenue contributors, including our core subscription revenue, Canadian licensing revenue (in 2003), installation revenue, advertising revenue and since December 15, 2003, revenue from our Canadian operations. The primary revenue components are broken out in the following table:

                      COMPONENTS OF NTN ITV NETWORK REVENUE

                                          2004           2003           Change
                                          ----           ----           ------
Subscription Revenues                 $20,885,000    $20,011,000       $874,000
Canadian License Revenue                       --        745,000       (745,000)
Subscription and Installation
  Revenue from Canadian
  Operations                            3,644,000        167,000      3,477,000
Advertising Revenue - United States       602,000        868,000       (266,000)
Advertising Revenue - Canada              163,000         10,000        153,000
Installation Revenue                      631,000      1,223,000       (592,000)
                                     ------------   ------------   ------------
  NTN iTV Network                     $25,925,000    $23,024,000     $2,901,000
                                     ============   ============   ============

     As noted in the above table, our subscription revenue from core hospitality operations increased by $874,000, or 4.4%, due to an increase in net site count and average per site revenue. Licensing revenues from our Canadian licensee ceased in the fourth quarter of 2003 as we finalized the acquisition of the operations of the licensee. On December 15, 2003, we acquired the operations of our Canadian licensee, so we now show the overall revenues of the Canadian operation rather than the previous license revenue.

     In 2004, the NTN iTV Network generated domestic advertising revenue of approximately $602,000 compared to approximately $868,000 in 2003. This $266,000 decrease was due to several advertising campaigns in the 2003 period that ended without comparable campaigns in the 2004 period.

     Installation revenue associated with installing new customer locations decreased $592,000, or 48.4%. This was primarily due to deferred revenue associated with prior year installations becoming fully amortized. To a lesser extent, over the past two years, we have adopted a strategy of charging new sites a lower installation fee and higher recurring monthly fees than our previous pricing in order to grow our customer base. This strategy has had the beneficial impact of increasing our subscription revenues as noted in the above chart but it has also reduced the amount of deferred revenue from those new sites that is recognized as installation revenue over an average customer life of three years. This trend coupled with the falloff of amortization of deferred revenue from prior years led to this lower level of installation revenue. However, we believe this move to a lower installation fee coupled with higher recurring fees has a greater long-term financial benefit to NTN. We added 184 net new domestic sites in 2004 compared to a decrease of 46 net new domestic sites in 2003. This domestic site count increase was the largest annual net addition of sites in 7 years.

     The NTN iTV Network customer site count in the United States at December 31, 2004 was 3,309. This was an increase of 184 sites over the December 31, 2003 United States site count of 3,125. Our Canadian site count at December 31, 2004 was 351. This was a decrease of 49 sites from the December 31, 2003 Canadian site count of approximately 400.

     Buzztime service revenues increased $163,000, or 83.2%, to $359,000 in 2004 from $196,000 in 2003. The primary factor in the increase was $150,000 from United States and Canadian satellite operators for distribution of Buzztime trivia to their users on a subscription basis. There was no comparable satellite-related revenue in 2003. 2004 included $130,000 in revenues recognized under a development agreement with a major cable operator compared to $170,000 in 2003. The remainder of the revenue growth came from a variety of sources including increases in license revenue from SusCom, Digeo and ICTV.

     As a result of the above factors, NTN's consolidated revenues increased $6,166,000, or 20.9%, to $35,655,000 in 2004 from $29,489,000 in 2003.

OPERATING EXPENSES

DIRECT OPERATING COSTS

     Direct operating costs of services increased $1,111,000, or 10.0%, to $12,257,000 in 2004 from $11,146,000 in 2003. A significant amount of this increase was because 2004 had a full year of operations of Software Solutions compared to approximately five months in 2003 and because we operated NTN Canada for a full year in 2004 compared to two weeks in 2003. The following table compares the direct costs for each of our operating segments between 2004 and 2003:

                             DIRECT OPERATING COSTS

                                         2004            2003           Change
                                         ----            ----           ------
NTN iTV Network                        $7,006,000     $6,821,000       $185,000
NTN Wireless                            3,304,000      2,952,000        352,000
Software Solutions                        656,000        211,000        445,000
                                     ------------   ------------   ------------
  Hospitality Technologies division    10,966,000      9,984,000        982,000
Buzztime                                1,291,000      1,162,000        129,000
                                     ------------   ------------   ------------
    Consolidated Company              $12,257,000    $11,146,000     $1,111,000
                                     ============   ============   ============

     Our direct operating costs in the NTN iTV Network increased by $185,000 in 2004. This increase was due to a $748,000 increase in our direct operating costs with NTN Canada. That $748,000 increase in Canadian direct costs was partially offset by a $563,000 decrease in domestic direct operating costs. This $563,000 decrease was primarily due to a $457,000 decrease in direct depreciation, which, in turn, was caused by an increasing level of fully depreciated broadcast equipment at our customer sites and to a $71,000 reduction of communication expenses.

     The $445,000 increase in Software Solutions' direct operating costs largely related to the cost of goods sold associated with twelve months of operations in that segment in 2004 compared to five months in 2003. The gross margin of Software Solutions in 2004 was 83.7%, a 2.5% decrease from the 2003 gross margin of 86.2%. The gross margin decline was due to a larger hardware component as a percentage of revenue in 2004 than in 2003 and greater license expense relating to certain Microsoft products imbedded in our software. Our hardware revenues typically carry lower margins than our software revenues.

     The $352,000 increase in the NTN Wireless direct operating costs largely related to the cost of goods sold associated with the NTN Wireless revenue increase of $595,000 in 2004 noted above. The gross margin of NTN Wireless was comparable in both years with a gross margin of 38.1% in 2004 and a gross margin of 37.7% in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased $6,436,000 or 35.0%, to $24,836,000 in 2004 from $18,400,000 in 2003. A great deal of this increase was because 2004 had a full year of operations of Software Solutions compared to approximately five months in 2003 and a full year of operations of NTN Canada in 2004 compared to two weeks in 2003. The following table compares the selling, general and administrative expenses for each of our operating segments between 2003 and 2002:

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                          2004           2003          Change
                                          ----           ----          ------
NTN iTV Network                       $15,214,000    $12,374,000     $2,840,000
NTN Wireless                            1,575,000      1,617,000        (42,000)
Software Solutions                      5,153,000      1,802,000      3,351,000
                                     ------------   ------------   ------------
  Hospitality Technologies division    21,942,000     15,793,000      6,149,000
Buzztime                                2,894,000      2,607,000        287,000
                                     ------------   ------------   ------------
    Consolidated Company              $24,836,000    $18,400,000     $6,436,000
                                     ============   ============   ============

     The $2,840,000 SG&A increase in the NTN iTV Network segment was largely due to $1,504,000 of SG&A expenses in our new NTN Canada subsidiary compared to $162,000 in 2003, or a $1,342,000 increase. The remainder of the SG&A increase of $1,498,000 in the NTN iTV Network's domestic operations came from a variety of items including increased salaries and benefits of approximately $800,000, increased office rental expense of $111,000, increased telephone expense of $176,000, increased marketing expenses of $229,000 and increased repairs and maintenance expense of approximately $125,000. The increases in salaries and related expenses were related to the hiring of additional personnel.

     SG&A expenses decreased $42,000 in the NTN Wireless segment largely due to a combination of factors including reduced bad debt expense. The $287,000 SG&A increase in the Buzztime segment was largely due to increased payroll of $476,000 partially offset by a decrease in marketing expenses of $142,000. SG&A expenses include an allocation of our corporate SG&A to the segments based on a variety of factors, including headcount, square footage of facilities and other factors.

STOCK BASED COMPENSATION EXPENSE

     Stock based compensation expense increased by $61,000, or 26.3%, to $293,000 in 2004 compared to $232,000 in 2003. This increase largely arises from recognition of non-cash expense associated with the grants of certain deferred stock units to our executives in 2004 under the 2004 Performance Incentive Plan.

LITIGATION, LEGAL AND PROFESSIONAL FEES

     Litigation, legal and professional fees increased $810,000, or 97.5%, to $1,641,000 in 2004 compared to $831,000 in 2003. This increase relates to $369,000 of Sarbanes-Oxley-related expenses, an increase of $227,000 in legal fees related to the Long Range Systems litigation in our Wireless segment, an increase of $67,000 in audit fees, additional legal fees for trademark registrations and generally to an increase in the scope of our business.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization not related to direct operating costs increased $258,000, or 23.5%, to $1,355,000 in 2004 from $1,097,000 in 2003 due to increases in amortization expense in Software Solutions and NTN Canada of $183,000 and $258,000, respectively. Those increases reflected a full year of amortization related to identified intangible assets compared to five months of amortization with Software Solutions and two weeks of amortization with NTN Canada. The combined amortization increase of $441,000 in Software Solutions and NTN Canada was partially offset by lower levels of depreciation and amortization throughout the remainder of NTN largely due to certain assets becoming fully depreciated

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $329,000 in both 2004 and 2003. Research and development expenses, which are salary expense, primarily related to projects to develop new technologies for the iTV network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

     Interest income increased $93,000 to $98,000 in 2004, compared to $5,000 in 2003. This increase was due to a larger amount of cash invested in short-term marketable securities in 2004 than in 2003.

     Interest expense decreased $86,000, or 36.1%, to $152,000 in 2004, compared to $238,000 in 2003, due to the expiration of various capitalized leases and a paid down line of credit for the majority of the year, partially offset by the imputed interest associated with the equipment notes payable.

OTHER INCOME

     Other income was $225,000 in 2004. This other income arose from the settlement of a derivative securities lawsuit. In 2003, we recorded $105,000 of other income that arose from a gain on early extinguishment of debt.

MINORITY INTEREST

     Minority interest in loss of consolidated subsidiary decreased $10,000 to zero in 2004 compared to $10,000 in 2003. The 2003 figure represented an allocation of six percent of Buzztime's losses for only the first half of the month of January 2003 since Scientific-Atlanta converted their minority interest in the Buzztime subsidiary into NTN common stock on January 16, 2003.

INCOME TAXES

     For the year ended December 31, 2004, the NTN Hospitality Technologies division had taxable income in Canada and a loss in the United States. In states where separate filing is required, the division will incur a state tax liability. As a result, NTN Hospitality Technologies recorded a tax provision of $94,000 in 2004. This was a $47,000 increase over the $47,000 provision for income taxes recorded in 2003.

EBITDA

     Our earnings before interest, taxes, depreciation and amortization (EBITDA) decreased by $2,364,000 to $(898,000) in 2004 from EBITDA of $1,466,000 in 2003.
This EBITDA decrease was primarily due to the increased loss in 2004 of $2,268,000.

     EBITDA is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States (GAAP). Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like NTN that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings.

     The following table reconciles our net loss per GAAP to EBITDA:

                                                      YEAR ENDED
                                                     DECEMBER 31
                                             ----------------------------
                                                 2004            2003
                                             ------------    ------------
             EBITDA CALCULATION

     Net loss per GAAP                       $ (4,979,000)   $ (2,711,000)
          Interest expense (net)                   54,000         233,000
          Depreciation and amortization         3,933,000       3,897,000
          Income taxes                             94,000          47,000
                                             ------------    ------------
                          EBITDA             $   (898,000)   $  1,466,000
                                             ============    ============

On a segment basis, our segments generated EBITDA levels as presented below:

     ($000)                                                             YEAR ENDED
                                                                    DECEMBER 31, 2004
                                            -------------------------------------------------------------------
     EBITDA CALCULATION:
                                             NTN ITV      NTN      SOFTWARE      HOSP.
                                             NETWORK   WIRELESS    SOLUTIONS   TECH. DIV.  BUZZTIME     TOTAL
                                            --------   --------    --------    --------    --------    --------
     Net income (loss)                        $1,122       $(64)    $(2,074)    $(1,016)    $(3,963)    $(4,979)

          Interest expense (net)                  49          1          --          50           4          54
          Depreciation and amortization        2,881        100         392       3,373         560       3,933
          Income taxes                            94         --          --          94          --          94
                                            --------   --------    --------    --------    --------    --------
     EBITDA                                   $4,146        $37     $(1,682)     $2,501     $(3,399)      $(898)
                                            ========   ========    ========    ========    ========    ========

     ($000)                                                             YEAR ENDED
                                                                    DECEMBER 31, 2003
                                            -------------------------------------------------------------------
     EBITDA CALCULATION:
                                             NTN ITV   NTN ITV     SOFTWARE      HOSP.
                                             NETWORK   WIRELESS    SOLUTIONS   TECH. DIV.  BUZZTIME     TOTAL
                                            --------   --------    --------    --------    --------    --------
     Net income (loss)                        $1,772      $(171)      $(565)     $1,036     $(3,747)    $(2,711)

          Interest expense (net)                 232          1          --         233          --         233
          Depreciation and amortization        3,057        138         164       3,359         538       3,897
          Income taxes                            47         --          --          47          --          47
                                            --------   --------    --------    --------    --------    --------
     EBITDA                                   $5,108       $(32)      $(401)     $4,675     $(3,209)     $1,466
                                            ========   ========    ========    ========    ========    ========

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

             COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                        2003           2002          Change
                                        ----           ----          ------
NTN iTV Network                     $23,024,000    $23,077,000       $(53,000)
NTN Wireless                          4,742,000      2,405,000      2,337,000
Software Solutions                    1,527,000             --      1,527,000
                                   ------------   ------------   ------------
  Total Revenue of Division         $29,293,000    $25,482,000     $3,811,000
                                   ============   ============   ============

     Within the NTN iTV Network there are several revenue contributors, including our core subscription revenue, Canadian licensing revenue, installation revenue, advertising revenue and as of December 15, 2003, revenue from our Canadian operations. The primary revenue components are broken out in the following table:

                      COMPONENTS OF NTN ITV NETWORK REVENUE

                                          2003          2002          Change
                                          ----          ----          ------
Subscription Revenues                 $20,011,000   $19,165,000      $846,000
Canadian License Revenue                  745,000     1,161,000      (416,000)
Subscription and Installation
  Revenue from Canadian Operations        167,000            --       167,000
Advertising Revenue - United States       868,000       959,000       (91,000)
Advertising Revenue - Canada               10,000            --        10,000
Installation Revenue                    1,223,000     1,792,000      (569,000)
                                      -----------   -----------   -----------
  NTN iTV Network                     $23,024,000   $23,077,000      $(53,000)
                                      ===========   ===========   ===========

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

     In 2003, the NTN iTV Network generated revenue of approximately $878,000 in national and regional advertising, including a $10,000 contribution in the two weeks that we owned NTN Canada, compared to approximately $959,000 in 2002.

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

OPERATING EXPENSES

DIRECT OPERATING COSTS

     Direct operating costs of services increased $1,428,000, or 14.7%, to $11,146,000 in 2003 from $9,718,000 in 2002. A great deal of this increase was because 2003 had a full year of operations of NTN Wireless compared to approximately nine months in 2002. The following table compares the direct costs for each of our operating segments between 2003 and 2002:

                             DIRECT OPERATING COSTS

                                          2003          2002         Change
                                          ----          ----         ------
NTN iTV Network                        $6,821,000    $7,276,000     $(455,000)
NTN Wireless                            2,952,000     1,515,000     1,437,000
Software Solutions                        211,000            --       211,000
                                      -----------   -----------   -----------
  Hospitality Technologies division     9,984,000     8,791,000     1,193,000
Buzztime                                1,162,000       927,000       235,000
                                      -----------   -----------   -----------
    Consolidated Company              $11,146,000    $9,718,000    $1,428,000
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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $2,856,000 or 18.4%, to $18,400,000 in 2003 from $15,544,000 in 2002. A great deal of this increase was due to the addition of the Software Solutions segment in August 2003 and the NTN Wireless business in April 2002. The following table compares the selling, general and administrative expenses for each of our operating segments between 2003 and 2002:

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                          2003          2002         Change
                                          ----          ----         ------

NTN iTV Network                       $12,374,000   $12,516,000     $(142,000)
NTN Wireless                            1,617,000       827,000       790,000
Software Solutions                      1,802,000            --     1,802,000
                                      -----------   -----------   -----------
  Hospitality Technologies division    15,793,000    13,343,000     2,450,000
Buzztime                                2,607,000     2,201,000       406,000
                                      -----------   -----------   -----------
    Consolidated Company              $18,400,000   $15,544,000    $2,856,000
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

STOCK BASED COMPENSATION EXPENSE

     Stock based compensation expense increased by $136,000, or 141.7%, to $232,000 in 2003 compared to $96,000 in 2002. This increase largely arises from recognition of non-cash expense associated with fair value of the grant of a warrant to an investment banking firm.

LITIGATION, LEGAL AND PROFESSIONAL FEES

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

INCOME TAXES

     The NTN Hospitality Technologies division had taxable income for the year ended December 31, 2003. For federal income tax reporting purposes and in unitary states where the NTN iTV Network may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will incur a state tax liability. As a result, NTN Hospitality Technologies recorded a state tax provision of $47,000 in 2003. This was a $6,000 increase over the $41,000 provision for income taxes recorded in 2002.

EBITDA

     Our earnings before interest, taxes, depreciation and amortization (EBITDA) decreased by $1,816,000 to $1,466,000 in 2003 from EBITDA of $3,282,000 in 2002.
This EBITDA decrease was primarily due to the increased loss in 2003 of $522,000 coupled with a decrease in depreciation expense of $1,028,000.

     EBITDA is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States (GAAP). Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like NTN that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings.

     The following table reconciles our net loss per GAAP to EBITDA:

                                                     YEAR ENDED
                                                     DECEMBER 31
                                              --------------------------
                                                  2003           2002
                                              -----------    -----------
          EBITDA CALCULATION

      Net loss per GAAP                       $(2,711,000)   $(2,189,000)
           Interest expense (net)                 233,000        505,000
           Depreciation and amortization        3,897,000      4,925,000
           Income taxes                            47,000         41,000
                                              -----------    -----------
                 EBITDA                       $ 1,466,000    $ 3,282,000
                                              ===========    ===========

On a segment basis, our segments generated EBITDA levels as presented below:

($000)                                                              YEAR ENDED
                                                                DECEMBER 31, 2003
                                       ------------------------------------------------------------------
EBITDA CALCULATION:
                                        NTN ITV      NTN      SOFTWARE      HOSP.
                                        NETWORK   WIRELESS    SOLUTIONS   TECH. DIV. BUZZTIME     TOTAL
                                       --------   --------    --------    --------   --------    --------
Net income (loss)                        $1,772      $(171)      $(565)     $1,036    $(3,747)    $(2,711)

     Interest expense (net)                 232          1          --         233         --         233
     Depreciation and amortization        3,057        138         164       3,359        538       3,897
     Income taxes                            47         --          --          47         --          47
                                       --------   --------    --------    --------   --------    --------
EBITDA                                   $5,108       $(32)      $(401)     $4,675    $(3,209)     $1,466
                                       ========   ========    ========    ========   ========    ========


($000)                                                              YEAR ENDED
                                                                DECEMBER 31, 2002
                                       ------------------------------------------------------------------
EBITDA CALCULATION:
                                        NTN ITV   NTN ITV     SOFTWARE      HOSP.
                                        NETWORK   WIRELESS    SOLUTIONS   TECH. DIV. BUZZTIME     TOTAL
                                       --------   --------    --------    --------   --------    --------
Net income (loss)                        $1,241       $(88)   $     --      $1,153    $(3,342)    $(2,189)

     Interest expense (net)                 505         --          --         505         --         505
     Depreciation and amortization        4,095         98          --       4,193        732       4,925
     Income taxes                            41         --          --          41         --          41
                                       --------   --------    --------    --------   --------    --------
EBITDA                                   $5,882        $10    $     --      $5,892    $(2,610)     $3,282
                                       ========   ========    ========    ========   ========    ========

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, we had cash and cash equivalents of $6,710,000 and working capital (current assets in excess of current liabilities) of $6,644,000 compared to cash and cash equivalents of $2,503,000 and working capital of $765,000 at December 31, 2003. Net cash provided by (used in) operations was $(2,556,000) in 2004 and $1,098,000 in 2003, a $3,654,000 increase in the use of cash. The primary reason for the $3,654,000 decrease in cash provided by our operations was the increase in our net loss of $2,268,000, an increase in cash tied up in accounts receivable of $946,000 and a reduction in the amount of cash that we carried in accounts payable and accrued expenses of $545,000.

     Net cash used in investing activities was $4,056,000 in 2004 and $2,961,000 in 2003. Included in net cash used in investing activities in 2004 were approximately $2,986,000 in capital expenditures, $476,000 of software development, $492,000 in deposits on broadcast equipment and $102,000 related to the acquisitions completed in prior years. The capital expenditure levels and related deposits on broadcast equipment increased largely due to our site count growth noted above and the process of converting our Canadian customer base to updated NTN iTV Network technology.

     Net cash provided by financing activities was $10,766,000 in 2004 and $3,789,000. The cash provided by financing activities in 2004 included $13,001,000 in net proceeds from our public offering and $497,000 in proceeds from exercise of options and warrants. Those cash inflows were partially offset by $2,548,000 in principal payments on our equipment notes payable and our revolving line of credit as well as $184,000 in principal payments on our capital leases.

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

CONTRACTUAL CASH OBLIGATIONS

     A table recapping our contractual cash obligations as of December 31, 2004 is presented below:

                                               PAYMENTS DUE BY PERIOD
                               ---------------------------------------------------------
CONTRACTUAL OBLIGATION         LESS THAN 1 YEAR    2ND & 3RD YEARS  4TH, 5TH & 6TH YEARS        TOTAL
----------------------         ----------------    ---------------  --------------------     -----------
Revolving line of credit ...     $        --         $        --         $        --         $        --
Equipment note payable .....         620,000                  --                  --             620,000
Capital lease obligations ..         176,000             132,000               8,000             316,000
Purchase commitments .......         683,000             531,000                  --           1,214,000
Operating leases, net of
   subleases ...............         823,000             648,000             774,000           2,245,000
                                 -----------         -----------         -----------         -----------
     Total .................     $ 2,302,000         $ 1,311,000         $   782,000         $ 4,395,000
                                 ===========         ===========         ===========         ===========

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

CONVERTIBLE SENIOR SUBORDINATED NOTES

     As of December 31, 2002, we had outstanding convertible senior subordinated notes of $2,000,000, payable February 1, 2003 and bearing interest at 8% per year. The notes permitted us to convert up to the full principal amount into shares of our common stock at maturity. On February 1, 2003, the $2,000,000 of convertible senior subordinated notes converted into 1,568,627 shares of our common stock based on the agreed conversion price of $1.275 per share.

REVOLVING LINE OF CREDIT

     On July 16, 2003, we entered into a $1,000,000 line of credit arrangement with Pacific Mercantile Bank (PMB). Interest on the line is based on an independent index which is the highest rate on corporate loans posted by at least 75% of the USA's thirty largest banks known as The Wall Street Journal's Prime rate. The interest rate to be applied to the unpaid principal balance is 2% over the index. The line originally was set to mature on July 16, 2004 and contained one financial covenant based on our cash flow coverage of the balance on the line of credit. On January 7, 2004, we amended the line of credit to extend the expiration date of the facility to February 1, 2005 and to replace the cash flow-based financial covenant with a balance sheet oriented financial covenant that limits the ratio of our debt to tangible net worth to 2:1. We were in compliance with that covenant as of December 31, 2004. The line was then amended again on February 11, 2005 to extend the expiration date of the line to February 11, 2006. The line is secured by all inventories, equipment, accounts receivable and various other assets.

     Prior to establishing our line of credit with PMB, we had a line of credit with Coast Business Credit (Coast) since August 1999. On February 7, 2003, Coast and its parent company, Southern Pacific Bank, were seized by the Federal Deposit Insurance Corporation (the FDIC). The FDIC then sold off the portion of Coast's loan portfolio that contained our line of credit to GF Asset Management, LLC (GF), a subsidiary of GE Capital. On July 17, 2003, we paid off our revolving line of credit with GF. The amount paid was approximately $1,411,000 which is net of a 5% settlement discount of approximately $105,000.

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

     On January 30, 2004, Media General invested approximately $2.0 million as one of the purchasers in the sale of 3,943,661 shares of our common stock at $3.55 per share. Media General participated on the same terms as the other investors in the financing.

BREAKAWAY INTERNATIONAL TRANSACTION

      On July 31, 2003, we acquired all of the assets and certain liabilities of Breakaway International, Inc. (Breakaway), a privately held provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $252,000 in cash, 1,292,614 shares of unregistered NTN common stock, transaction costs and the assumption of certain liabilities. We may pay additional contingent earn-out amounts in NTN common stock and/or cash over the first three years following the acquisition, provided that certain targets over the relevant trailing twelve month period for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. No earn-out amounts were earned in the first twelve month period following the acquisition. We also entered into employment agreements with five of the executives of Breakaway.

     Total consideration for the acquisition was $3,630,000, which consisted of 1,292,614 shares multiplied by the then publicly traded price of $2.44 per share, $252,000 in cash and $224,000 of transaction costs, plus the assumption of liabilities. To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third party valuation analysis. That third party analysis determined that the identified intangible assets and the related useful lives are developed technology ($781,000, 6 year life), customer relationships ($1,110,000, 6 year life) and non-competition agreements ($30,000, 3 year life). Results of operations from the acquisition have been included in our consolidated statements of operations since August 1, 2003.

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

NTN INTERACTIVE NETWORK TRANSACTION

On December 15, 2003, we acquired most of the operating assets, certain liabilities and the operations of NTN Interactive Network, Inc. (NTNIN), our long time Canadian licensee from its parent, Chell Group Corporation Inc. (Chell). We acquired NTNIN's assets for $233,000 in cash, 238,300 shares of unregistered NTN common stock, the contribution of $550,000 in unpaid licensing royalties and the assumption of certain liabilities.

     Total consideration for the acquisition was approximately $1,823,000, which consisted of 238,300 shares multiplied by the then publicly traded price of $3.70 per share, $233,000 in cash, the contribution of $550,000 in unpaid licensing royalties, $122,000 of transaction costs, plus the assumption of liabilities. To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third party valuation analysis. That third party analysis determined that the identified intangible assets and the related useful lives are customer relationships ($720,000, 4 year life), trivia database ($345,000, 10 year life), interactive events software ($102,000, 5 year life) and trivia software ($90,000, 5 year life). NTN Canada's results of operations have been included in our consolidated statements of operations since December 15, 2003.

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

     In 2004 we experienced the most significant increase in iTV site sales in seven years, with 1,000 site sales compared with an average of less than 700 per year over the previous six years. We believe this sales increase can be attributed in large part to our announcement in February 2004 of the planned deployment of a wireless electronic multi-player version of the popular poker game, Texas Hold `Em, on our iTV Network in early 2005. Additionally, we are half way through the conversion of approximately 350 Canadian iTV Network sites to our newest iTV2 technology, which allows the play of Texas Hold `Em, as well as other new game content.

     On February 6, 2005, we announced the deployment of Texas Hold `Em to all of our iTV2 sites, which numbered about 900 in North America. Over the first two months of 2005, we have witnessed continued strong growth of sales for the NTN iTV Network. At the Nightclub and Bar trade show in early March 2005, which is one of our strongest trade shows, we had continued strong sales success. We see no signs of this sales growth abating. Each new site requires a capital investment of approximately $5,000 when connected to the iTV Network via VSAT satellite technology. Thus, even though we believe there is a high likelihood that we have sufficient cash to operate our businesses through 2005, we may decide to bolster cash reserves during the year due to the capital requirements associated with the equipment installations arising out of these high sales levels being achieved.

     Capital requirements in 2005 will additionally depend upon two other growth initiatives. The first is the launch of our iTV Network in the UK, beginning with an initial trial of eleven iTV Network sites that began on March 1, 2005. We believe that a significant growth opportunity exists in the UK for our iTV product, and success in sales would require substantial capital for any level of significant deployments. The second is the intended broad distribution of the Buzztime Channel in digital cable television systems as sales efforts continue to focus on cable MSOs (the largest multiple system operators in the United States). With eight current sites in operation, if this initiative succeeds as planned and we enter into national agreements with those cable operators, we intend to aggressively increase Buzztime sales and marketing efforts to more quickly advance our distribution within the U.S. market.

     A primary driver of capital use over the past two years has been the cost of deploying the VSAT technology in our NTN iTV Network. For more than ten years, we transmitted our data through the FM2 satellite one-way platform. In 2003, we were informed that this platform would no longer be available to us after February 2005. After considering several alternative delivery channels, we entered into equipment purchase and satellite service agreements in 2003 to convert the Network to a much higher speed, two-way VSAT (Very Small Aperture Technology) satellite technology over the two-year period ending February 2005. These agreements were with the same reseller of satellite services that provided the FM2 satellite platform to us. The VSAT technology is more expensive than FM2, and, with our strong sales in 2004, our cash usage increased to fund the new installations.

     On January 20, 2005, after learning that the FM2 platform life was being extended, we amended our agreements with our satellite services provider to push out the expiration date on the FM2 satellite platform to February 2007 and to modify our VSAT equipment purchase and satellite service agreements. The amendments will help us in three ways: First, the modification to the equipment purchase agreement eliminates the requirement to purchase and install a specific amount of VSAT equipment. Second, the flexibility will enable us to utilize non-satellite based data transmission platforms, such as digital subscriber lines (DSL), wireless connectivity or cable modems, for customer sites where such platforms may be appropriate. The Company has begun installing some sites with DSL connectivity in areas that cannot be reached by VSAT, which lowers the cost of the installations by a significant amount of approximately $1,800 per site. Third, the amendment allows us to slow our rate of converting sites from the FM2 system to the new VSAT platform over the remainder of the amended FM2 satellite services agreement, which is now scheduled to end in February 2007. As of December 31, 2004, approximately 41% of our domestic sites had been converted to VSAT equipment. We anticipate that with the extension of FM2 sites, an increasing number of DSL installations and the revised VSAT agreement, North America installation costs overall and installation costs per site over the coming years will trend down from what was seen in 2003 and 2004.

     We also believe that, as in 2004, NTN Canada will continue to require a significant amount of capital investment. We acquired the NTN Canada Network assets of our Canadian licensee in December 2003. The previous owner had not converted the Canadian customer base to DITV during the 1999 to 2001 period when our domestic sites were converted, and the Canadian Network had become antiquated and was rapidly losing customers. Following the purchase, we have been in the process of upgrading the technology for all 350 active sites there. Through December 31, 2004, approximately 51% of the Canadian sites had been converted to iTV2, our newest technology platform, and connected via either VSAT or DSL communication platforms. Over the next 12 months we plan to convert the remaining 49% of our current customer base at a cost on the order of $500,000. However, we believe that these Canadian capital expenditures will be financed through the operating cash flow we generate in Canada.

     Beyond the capital requirements generated by growth issues discussed above, if we generate operating losses in 2005 (excluding non-cash charges) that are similar in size to the operating losses we produced in 2004 (excluding non-cash charges) and if our capital expenditure levels are comparable in 2005 to the capital expenditure levels in 2004; then we will deplete much of our cash reserve and would likely either raise additional capital or constrain our growth to generate sufficient cash to operate the business. There can be no assurance that we will be able to raise capital on acceptable terms or at all.

     We also have taken actions to reduce our operating losses in two of the segments that produced losses in 2004 as follows:

     Software Solutions Segment - We reduced the workforce by 7 employees in December 2004 and, in February 2005, we sold off the Vision/point of sale product line, which had produced losses, to a new venture formed by the former President of Breakaway International. We retained a 10% ownership in that new venture.

     Wireless Segment - This segment would have been profitable in 2004 if it had not borne the costs of the Long Range Systems ("LRS") litigation. We recently settled that litigation and we believe that segment should produce operating profits going forward although that segment is very competitive and the gross margins of that segment remain under pressure.

RISK FACTORS

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Our business, results of operation and financial condition could be adversely affected by a number of factors, including the following:

WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND WE EXPECT TO INCUR SIGNIFICANT NET LOSSES IN THE FUTURE.

     We have a history of significant losses, including net losses of $4,979,000 in 2004, $2,711,000 in 2003 and $2,189,000 in 2002, and an accumulated deficit of $86,769,000 as of December 31, 2004. We expect to incur significant operating and net losses for the next four quarters due primarily to our continued development of Buzztime. Furthermore, we may never achieve profitability, and even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future.

OUR LIMITED LIQUIDITY AND CAPITAL RESOURCES MAY CONSTRAIN OUR ABILITY TO OPERATE AND GROW OUR BUSINESS.

     At December 31, 2004, our current assets exceeded our current liabilities by approximately $6,644,000. Our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business.

     We have a revolving line of credit agreement with Pacific Mercantile Bank, which provides for borrowings of up to $1,000,000 and which was originally to expire in July 2004 by its terms. Effective January 7, 2004, we entered into an agreement with Pacific Mercantile to extend the maturity date of the line of credit to February 1, 2005. We subsequently extended the expiration date of the line to February 11, 2006. As of December 31, 2004, we had no amounts outstanding under the line of credit. The line of credit is secured by substantially all of our assets. Any reduction in availability under our line of credit may further constrain our liquidity.

     Capital requirements in 2005 will depend primarily upon the growth of our two business units. We have three growth initiatives underway, any one of which could drive the need for additional capital. These initiatives are the potential sales growth of North American iTV Network sites beyond our historical annual average sales level of approximately 700 sites due to the launch of our Texas Hold `Em game; UK iTV Network growth as a result of the launch of eleven iTV Network trials that began there on March 1, 2005; and potential installations of the Buzztime Network if a broad deployment agreement is reached with a cable operator. If the Company follows a low growth scenario, utilization of our cash and existing $1 million line of credit is expected to be sufficient to cover our financing requirements for 2005. However, our iTV Network sales were strong through 2004 and through the first two months of 2005, therefore we may decide to bolster cash reserves during the year through an equity offering.

     Beyond the capital requirements generated by growth issues discussed above, if we generate operating losses in 2005 (excluding non-cash charges) that are similar in size to the operating losses we produced in 2004 (excluding non-cash charges) and if our capital expenditure levels are comparable in 2005 to the capital expenditure levels in 2004; then we will require additional capital or will be forced to constrain our growth to generate sufficient cash to operate the business. There can be no assurance that we will be able to raise capital on acceptable terms or at all.

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

     We believe that the success of our business depends upon such factors as the technical expertise, innovative skills and marketing and customer relations abilities of our employees, as well as upon patents, copyrights, trade secrets and other intellectual property rights. As of December 31, 2004, we owned one United States patent covering certain aspects of technology related to an interactive learning system. This patent will expire in 2017. As of December 31, 2004, we had applied for two additional patents in the United States.

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

WE MAY FACE EXPOSURE ON SALES AND/OR USE TAXES IN VARIOUS STATES.

     From time to time, state tax authorities will make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. In the current difficult economic climate, many states are expanding their interpretation of their sales and use tax statutes to derive additional revenue. While in the past our sales and use tax assessments have not been significant to our operations, it is likely that such expenses will grow in the future.

OUR GAMES AND GAME SHOWS ARE SUBJECT TO GAMING REGULATIONS.

     We operate games of skill and chance that, in some instances, reward prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require any form of monetary payment. We also operate interactive skill card games, such as Texas Hold 'Em poker and Blackjack. These skill card games are restricted in several jurisdictions. The laws and regulations that govern these games, however, are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in any of the jurisdictions in which we offer our games. If such changes were to happen, we may find it necessary to eliminate, modify or cancel certain components of our products that could result in additional development costs and/or the possible loss of revenue.

IF OUR CHIEF EXECUTIVE OFFICER WERE TO LEAVE US, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

Our success greatly depends on the efforts of our chief executive officer. Our ability to operate successfully will depend significantly on his services and contributions. Therefore, we entered into an employment agreement with Mr. Stanley B. Kinsey on September 9, 2004 to provide for an extended term of his services as NTN CEO through February 28, 2005. This employment agreement included an increase in annual salary, a grant of 50,000 deferred stock units under the NTN Communications, Inc. 2004 Performance Incentive Plan, and a grant of options to purchase up to 300,000 shares of common stock. Mr. Kinsey continues to discharge his obligations under the September 9, 2004 agreement while the extension of this agreement is being negotiated between Mr. Kinsey and the compensation committee of our board of directors. The negotiation is expected to conclude by the end of April 2005. However, our business and operations may be adversely affected if he were to leave Before his employment agreement is renewed.

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

FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES COULD HARM OUR BUSINESS.

     On December 15, 2003 we acquired, through NTN Canada, most of the operating assets, certain liabilities and the operations of NTNIN from Chell Group Corporation. This acquisition added an additional 350 customer sites that pay us in Canadian dollars to use our interactive technology, and to receive our game service. Since both the service fees and our Canadian subsidiary's operating expenses are recognized in Canadian dollars, our financial results could be significantly affected by fluctuations in foreign currency exchange rates or by weak economic conditions in foreign markets.

     As we are currently beginning a trial of the iTV Network in the United Kingdom, our exposure to foreign currency exchange rates may continue to increase in the future.

COMMUNICATION FAILURES WITH OUR SUBSCRIBER LOCATIONS COULD RESULT IN THE CANCELLATION OF SUBSCRIBERS AND A DECREASE IN OUR REVENUES.

     We rely on both satellite and telephone systems to communicate with our subscriber locations. We currently transmit the majority of our data to our hospitality customer sites via PanAmSat's Galaxy IIIR satellite and will rely upon Galaxy IIIC for data transmission in connection with our new VSAT two-way communication technology. We have currently converted approximately 41% of our domestic sites to the VSAT technology. Interruption in communications with our subscriber locations under either system could decrease customer loyalty and satisfaction and result in a cancellation of our services. We are continually reviewing alternative telephone service providers and establishing contingency plans; however, such alternative providers and contingency plans have not been finalized.

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

IF OUR NEW BUZZTIME PROGRAMMING IS NOT ACCEPTED BY CONSUMERS, WE ARE NOT LIKELY TO GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE.

     The new Buzztime channel faces risks as to whether consumers will accept interactive television products and the trivia programming produced by Buzztime. If interactive television does not become a successful, scaleable medium or if consumers do not accept trivia and play-along sports games, then we will be unable to draw revenues from advertising, direct-marketing of third-party products, subscription fees and pay-per-play fees. Until a sufficient market develops for the digital set-top boxes enabled to run our interactive television game applications, our profit potential is uncertain. We may also be unable to attract local cable operators to add Buzztime programming as a channel to their service.

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

COMPETITION MAY INCREASE IN THE INTERACTIVE TELEVISION INDUSTRY

     The number of competitors in the game portion of the interactive television industry may increase as the industry matures. Some of those competitors may be larger and better capitalized than we are.

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

     Should, at some future date, we fall out of compliance with the new rules (from subsequent changes in market capitalization or otherwise), we could remain compliant by maintaining a level of shareholders' equity of $6 million. If we otherwise fail to maintain compliance with the AMEX listing standards, our common stock may not remain listed on AMEX or any other exchange or quotation system in the future. If our common stock is delisted from AMEX, spreads can often be higher for securities traded on the over-the-counter market and the execution time for orders may be longer. Thus, removing our stock from AMEX may result in decreased liquidity by making the trading of our stock less efficient.

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

IF THE SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE ARE SOLD, THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

     Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of December 31, 2004, there were approximately 10,293,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.45 to $4.94 per share. As of December 31, 2004, there were also outstanding warrants to purchase an aggregate of approximately 1,941,000 shares of common stock at exercise prices ranging from $0.77 to $3.91 per share.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 2004, we owned common stock of an Australian company that is subject to market risk. At December 31, 2004, the carrying value of this investment was $304,000, which is net of a $513,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At December 31, 2004, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $30,000 in the carrying value of the investment.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As noted in our SEC filings, we changed our independent public accountants in third quarter 2004 from KPMG LLP (KPMG) to Haskell & White LLP. We have agreed to indemnify and hold KPMG LLP harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG's consent to the incorporation by reference of its audit report on the Company's past financial statements into our Registration Statements on Form S-8 and Form S-3.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the our disclosure controls and procedures, that such disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance of achieving the desired control objectives, and therefore there were no corrective actions taken.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There has been no change in our internal control over financial reporting identified in connection with our management's evaluation of any change in our internal control over financial reporting that occurred during the fourth fiscal quarter in 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Management's Annual Report on Internal Control over Financial Reporting and an attestation report of Haskell & White LLP, our independent registered public accounting firm, with respect to Management's Report, has been omitted from this Annual Report in reliance on the extension of time to file such report and attestation granted by Securities Exchange Act Release No. 50754 (November 30,
2004). We will file the Management Report and attestation not later than April 30, 2005.

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information responsive to Part III, Item 10 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled "Election of Directors" and "Executive and Director Compensation" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

     Information responsive to Part III, Item 11 is included in the Proxy Statement to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled "Election of Directors", "Executive and Director Compensation" and "Equity Compensation Plan Information" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information responsive to Part III, Item 12 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled "Election of Directors" and "Executive and Director Compensation" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to Part III, Item 13 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the caption therein entitled "Election of Directors" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information responsive to Part III, Item 14 is included in the Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the caption therein entitled "Principal Accounting Firm Fees" and is incorporated herein by reference pursuant to General Instruction G(3).

                                     PART IV

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

          EXHIBITS. The following exhibits are filed as a part of this report:


EXHIBIT NO.                          DESCRIPTION

3.1    --  Amended and Restated Certificate of Incorporation of the Company,
           as amended (4)
3.2    --  Certificate of Designations, Rights and Preferences of Series B
           Convertible Preferred Stock (7)
3.3    --  Certificate of Amendment to Restated Certificate of Incorporation
           of the Company, dated March 22, 2000 (8)
3.4    --  Certificate of Amendment to Restated Certificate of Incorporation
           of the Company, dated March 24, 2000 (8)
3.5    --  By-laws of the Company (2)
3.6    --  Certificate of Amendment to Restated Certificate of Incorporation
           of the Company, dated May 27, 2003 (16)
4.1    --  Specimen Common Stock Certificate (10)

4.2*   --  Stock Option Agreement, dated October 7, 1998, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (5)
4.3*   --  Stock Option Agreement, dated October 7, 1999, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (6)
4.4*   --  Stock Option Agreement, dated January 26, 2001, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (12)
4.5    --  Warrant Certificate issued January 13, 2003 by NTN Communications,
           Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)
4.6    --  NTN Investor Rights Agreement, dated May 7, 2003, by and between
           NTN Communications, Inc. and Media General, Inc. (18)
4.7    --  Buzztime Investor Rights Agreement, dated May 7, 2003, by and among
           NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)
4.8    --  Common Stock Purchase Warrant dated May 7, 2003 issued to Media
           General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (18)
4.9    --  Form of Common Stock Purchase Warrant by and between Roth Capital
           Partners, LLC and NTN Communications, Inc. (14)
10.1   --  License Agreement with NTN Canada (3)
10.2*  --  Employment Agreement, dated October 7, 1998, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (5)
10.3   --  Subscription Agreement dated January 13, 2003 between NTN
           Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)
10.4   --  Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange
           of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003 (19)
10.5   --  Securities Purchase Agreement dated May 5, 2003 by and among NTN
           Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)
10.6   --  Placement Agency Agreement dated January 26, 2004 by and between
           Roth Capital Partners, LLC and NTN Communications, Inc. (14)
10.7   --  Manufacturing Agreement, dated November 25, 1997, by and between
           NTN Communications, Inc. and Climax Technology Co., Ltd. (9)
10.8   --  Office Lease, dated July 17, 2000, between Prentiss Properties
           Acquisition Partners, L.P. and NTN Communications, Inc. (11)
10.9   --  Asset Purchase Agreement dated July 30, 2003 by and among NTN
           Software Solutions, Inc., NTN Communications, Inc., Breakaway International, Inc. and the Seller Shareholders (17)
10.10  --  Asset Purchase Agreement dated December 15, 2003 by and among NTN
           Canada, Inc., NTN Communications, Inc., NTN Interactive Network, Inc. and Chell Group Corporation (15)
10.11* --  Employment Agreement, dated September 9, 2004, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (20)
14.0   --  Code of Ethics for Senior Financial Officers (13)
16.1   --  Letter, dated August 20, 2004, from KPMG to the Securities and
           Exchange Commission regarding change in certifying accountant of NTN (21)
21.1   --  Subsidiaries of Registrant (1)
23.1   --  Consent of HASKELL & WHITE LLP (1)
23.2   --  Consent of KPMG LLP (1)
31     --  Certification of Officers pursuant to Rule 13a-14(a) (1)
32     --  Certification of Officers pursuant to Rule 13a-14(b) (22)

----------

*    Management Contract or Compensatory Plan.
(1)  Filed herewith.
(2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
(3) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference.

(4) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference.
(5) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference.
(6) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
(7) Previously filed as an exhibit to NTN's report on Form 8-K dated October 31, 1997 and incorporated herein by reference.
(8) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
(9) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on March 5, 2001 and incorporated herein by reference.
(10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
(11) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference.
(12) Previously filed as an exhibit to NTN's report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference.
(13) Previously filed as an exhibit to NTN's Form 10-K dated for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(14) Previously filed as an exhibit to NTN's report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.
(15) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
(16) Previously filed as an exhibit to NTN's Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.
(17) Previously filed as an exhibit to NTN's report on Form 8-K dated July 31, 2003 and incorporated herein by reference.
(18) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
(19) Previously filed as an exhibit to NTN's Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.
(20) Previously filed as an exhibit to NTN's Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(21) Previously filed as an exhibit to NTN's report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
(22) Furnished concurrently herewith.

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

Dated: March 16, 2005

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

          SIGNATURE                         TITLE                     DATE
          ---------                         -----                     ----

   /s/ STANLEY B. KINSEY         Chief Executive Officer and     March 16, 2005
-----------------------------      Chairman of the Board
       Stanley B. Kinsey

   /S/ BARRY BERGSMAN            Director                        March 16, 2005
-----------------------------
        Barry Bergsman

   /S/ ROBERT M. BENNETT         Director                        March 16, 2005
-----------------------------
       Robert M. Bennett

   /S/ ESTHER L. RODRIGUEZ       Director                        March 16, 2005
-----------------------------
      Esther L. Rodriguez

   /S/ GARY ARLEN                Director                        March 16, 2005
-----------------------------
          Gary Arlen

   /S/ ROBERT B. CLASEN          Director                        March 16, 2005
-----------------------------
       Robert B. Clasen

   /S/ NEAL FONDREN              Director                        March 16, 2005
-----------------------------
         Neal Fondren

   /S/ MICHAEL FLEMING           Director                        March 16, 2005
-----------------------------
        Michael Fleming

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                           PAGE
                                                                           ----

Reports of Independent Registered Public Accounting Firms...............   F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as December 31, 2004 and
     2003...............................................................   F-4
  Consolidated Statements of Operations for the years ended
     December 31, 2004, 2003, and 2002..................................   F-5
  Statements of Comprehensive Income (Loss) for the years ended
     December 31, 2004, 2003, and 2002..................................   F-5
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2004, 2003, and 2002......................   F-6
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, 2003, and 2002..................................   F-7
Notes to Consolidated Financial Statements..............................   F-9
Financial Statement Schedule II -- Valuation and
  Qualifying Accounts...................................................   F-36

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
NTN Communications, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of NTN Communications, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the year ended December 31, 2004. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2004. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of NTN Communications, Inc. and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2004 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                        /s/ HASKELL & WHITE LLP

Irvine, California
March 11, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
NTN Communications, Inc.:

We have audited the accompanying consolidated balance sheet of NTN Communications, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTN Communications, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2003 and 2002 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Diego, California
March 15, 2004


                              NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31, 2004 AND 2003

ASSETS (Pledged)
                                                                          2004              2003
                                                                      -------------    -------------
Current Assets:
  Cash and cash equivalents .......................................   $   6,710,000    $   2,503,000
  Restricted cash .................................................          66,000               --
  Accounts receivable, net of allowance for doubtful accounts
     of $762,000 in 2004 and $811,000 in 2003 .....................       3,405,000        2,324,000
  Inventory .......................................................         399,000          404,000
  Investments available-for-sale ..................................         304,000          189,000
  Deposits on broadcast equipment .................................         534,000           34,000
  Deferred costs ..................................................         960,000          493,000
  Prepaid expenses and other current assets .......................       1,128,000          757,000
                                                                      -------------    -------------
         Total current assets .....................................      13,506,000        6,704,000

Broadcast equipment and fixed assets, net .........................       6,451,000        4,398,000
Software development costs, net of accumulated amortization
  of $993,000 in 2004 and $689,000 in 2003 ........................         763,000          676,000
Deferred costs ....................................................         922,000          505,000
Goodwill ..........................................................       3,658,000        3,490,000
Intangible assets, net ............................................       4,011,000        4,800,000
Other assets ......................................................          77,000           57,000
                                                                      -------------    -------------
         Total assets .............................................   $  29,388,000    $  20,630,000
                                                                      =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ................................................   $   1,590,000    $     612,000
  Accrued expenses ................................................       1,125,000        2,270,000
  Sales tax payable ...............................................         465,000          219,000
  Accrued salaries ................................................         447,000          375,000
  Accrued vacation ................................................         635,000          529,000
  Income taxes payable ............................................          93,000           39,000
  Obligations under capital leases - current portion ..............         148,000          165,000
  Equipment note payable - current portion ........................         620,000           46,000
  Deferred revenue ................................................       1,448,000        1,478,000
  Deferred revenue-Buzztime .......................................         291,000          206,000
                                                                      -------------    -------------
         Total current liabilities ................................       6,862,000        5,939,000

Obligations under capital leases, excluding current portion .......         123,000          181,000
Revolving line of credit ..........................................              --        1,000,000
Deferred revenue ..................................................         368,000          262,000
Other long-term liabilities .......................................              --          184,000
                                                                      -------------    -------------
         Total liabilities ........................................       7,353,000        7,566,000
                                                                      -------------    -------------

Commitments and contingencies

Shareholders' equity:
  Series A 10% cumulative convertible preferred
    stock, $.005 par value, $161,000 liquidation
    preference, 5,000,000 shares authorized;
    161,000 shares issued and outstanding at
    December 31, 2004 and December 31, 2003 .......................           1,000            1,000
  Common stock, $.005 par value, 84,000,000 shares
    authorized; 53,026,000 and 48,623,000 shares
    issued and outstanding at December 31, 2004
    and December 31, 2003,
    respectively ..................................................         264,000          242,000
  Additional paid-in capital ......................................     109,008,000       95,239,000
  Accumulated deficit .............................................     (86,769,000)     (81,790,000)
  Accumulated other comprehensive loss ............................        (469,000)        (628,000)
                                                                      -------------    -------------
         Total shareholders' equity ...............................      22,035,000       13,064,000
                                                                      -------------    -------------
         Total liabilities and shareholders' equity ...............   $  29,388,000    $  20,630,000
                                                                      =============    =============


                     See accompanying notes to consolidated financial statements


                                                 F-4

                                       NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                          2004              2003             2002
                                                                      -------------    -------------    -------------
Revenues:
  NTN Hospitality Technologies revenues ...........................   $  35,274,000    $  29,275,000    $  25,465,000
  Buzztime service revenues .......................................         359,000          196,000          128,000
  Other revenues ..................................................          22,000           18,000           17,000
                                                                      -------------    -------------    -------------
          Total revenues ..........................................      35,655,000       29,489,000       25,610,000
                                                                      -------------    -------------    -------------

Operating expenses:
   Direct operating costs of services (includes  depreciation of
      $2,578,000, $2,800,000 and $3,370,000 for 2004, 2003 and
      2002, respectively) .........................................      12,257,000       11,146,000        9,718,000
    Selling, general and administrative ...........................      24,836,000       18,400,000       15,544,000
    Litigation, legal and professional fees .......................       1,641,000          831,000          540,000
    Stock based compensation ......................................         293,000          232,000           96,000
    Depreciation and amortization .................................       1,355,000        1,097,000        1,555,000
    Research and development ......................................         329,000          329,000           12,000
                                                                      -------------    -------------    -------------
          Total operating expenses ................................      40,711,000       32,035,000       27,465,000
                                                                      -------------    -------------    -------------
Operating loss ....................................................      (5,056,000)      (2,546,000)      (1,855,000)
                                                                      -------------    -------------    -------------

Other income (expense):
  Interest income .................................................          98,000            5,000            6,000
  Interest expense ................................................        (152,000)        (238,000)        (511,000)
  Gain on early extinguishment of debt ............................              --          105,000               --
  Gain from litigation settlement .................................         225,000               --               --
                                                                      -------------    -------------    -------------
          Total other income (expense) ............................         171,000         (128,000)        (505,000)
                                                                      -------------    -------------    -------------

Loss before income taxes and minority interest in loss of
   consolidated subsidiary ........................................      (4,885,000)      (2,674,000)      (2,360,000)

Provision for income taxes ........................................         (94,000)         (47,000)         (41,000)
Minority interest in loss of consolidated subsidiary ..............              --           10,000          212,000
                                                                      -------------    -------------    -------------

Net loss ..........................................................   $  (4,979,000)   $  (2,711,000)   $  (2,189,000)
                                                                      =============    =============    =============

Net loss per common share - basic and diluted .....................   $       (0.09)   $       (0.06)   $       (0.06)
                                                                      =============    =============    =============

Weighted average shares outstanding -- basic and
  diluted .........................................................      52,599,000       45,446,000       39,081,000
                                                                      =============    =============    =============


                                       NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                          2004              2003             2002
                                                                      -------------    -------------    -------------
Net loss ..........................................................   $  (4,979,000)   $  (2,711,000)   $  (2,189,000)
                                                                      -------------    -------------    -------------
Other comprehensive income, net of tax:
   Foreign currency translation adjustments........................          44,000               --               --
   Unrealized holding gain in investment-available-for-sale........         115,000           11,000            4,000
                                                                      -------------    -------------    -------------
Other comprehensive income.........................................         159,000           11,000            4,000
                                                                      -------------    -------------    -------------
Comprehensive net loss.............................................   $  (4,820,000)   $  (2,700,000)   $  (2,185,000)
                                                                      =============    =============    =============

                              See accompanying notes to consolidated financial statements


                                                          F-5

                                            NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                              SERIES A
                                                                             CUMULATIVE
                                                                            CONVERTIBLE
                                                                             PREFERRED
                                                                               STOCK                      COMMON STOCK
                                                                   -----------------------------   -----------------------------
                                                                       SHARES         AMOUNT          SHARES           AMOUNT
                                                                   -------------   -------------   -------------   -------------
Balance, December 31, 2001 ......................................        161,000   $       1,000      38,627,000   $     192,000
  Issuance of stock for exercise of warrants and options ........             --              --         191,000           1,000
  Issuance of stock in lieu of interest .........................             --              --         185,000           1,000
  Issuance of stock in lieu of dividends ........................             --              --          14,000              --
  Issuance of stock in payment of accrued board
    compensation ................................................             --              --              --              --
  Issuance of stock for acquisitions ............................             --              --         364,000           2,000
  Stock-based compensation ......................................             --              --              --              --
  Unrealized holding gain on investments
    available-for-sale ..........................................             --              --              --              --
  Net loss ......................................................             --              --              --              --
                                                                   -------------   -------------   -------------   -------------
Balance, December 31, 2002 ......................................        161,000   $       1,000      39,381,000   $     196,000
  Issuance of stock for exercise of warrants and options ........             --              --       1,414,000           7,000
  Issuance of stock in lieu of interest .........................             --              --          55,000              --
  Issuance of stock in lieu of dividends ........................             --              --           6,000              --
  Issuance of stock in payment of accrued board
    compensation ................................................             --              --              --              --
  Issuance of stock for acquisitions ............................             --              --       1,531,000           8,000
  Convertible note payable converted to common stock ............             --              --       1,569,000           8,000
  Issuance of stock in private placement, net of issuance
    costs .......................................................             --              --       3,667,000          18,000
  Conversion of Buzztime preferred series A to NTN common
    stock .......................................................             --              --       1,000,000           5,000
  Stock-based compensation ......................................             --              --              --              --
  Unrealized holding gain on investments available for sale .....             --              --              --              --
  Net loss ......................................................             --              --              --              --
                                                                   -------------   -------------   -------------   -------------
Balance, December 31, 2003 ......................................        161,000   $       1,000      48,623,000   $     242,000
  Issuance of stock for exercise of warrants and options ........             --              --         453,000           2,000
  Issuance of stock in lieu of dividends ........................             --              --           6,000              --
  Issuance of stock in public offering, net of issuance costs ...             --              --       3,944,000          20,000
  Stock options granted below market ............................             --              --              --              --
  Options and warrants granted to non-employees .................             --              --              --              --
  Deferred stock units granted to employees .....................             --              --              --              --
  Accumulated other comprehensive loss ..........................             --              --              --              --
  Net loss ......................................................             --              --              --              --
                                                                   -------------   -------------   -------------   -------------
Balance, December 31, 2004 ......................................        161,000   $       1,000      53,026,000   $     264,000
                                                                   =============   =============   =============   =============

Table continued on next page
                                                         F-6a

Table continued from above

                                            NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                                    ACCUMULATED
                                                    ADDITIONAL                         OTHER
                                                     PAID-IN        ACCUMULATED     COMPREHENSIVE      TREASURY
                                                     CAPITAL          DEFICIT           LOSS             STOCK           TOTAL
                                                   -------------    -------------    -------------    -------------   -------------

Balance, December 31, 2001 ......................  $  80,639,000    $ (76,890,000)   $    (643,000)   $    (388,000)  $   2,911,000
  Issuance of stock for exercise of warrants
     and options ................................        134,000               --               --               --         135,000
  Issuance of stock in lieu of interest .........        159,000               --               --               --         160,000
  Issuance of stock in lieu of dividends ........             --               --               --               --              --
  Issuance of stock in payment of accrued board
     compensation ...............................       (135,000)              --               --          178,000          43,000
  Issuance of stock for acquisitions ............        318,000               --               --               --         320,000
  Stock-based compensation ......................         96,000               --               --               --          96,000
  Unrealized holding gain on investments
     available-for-sale .........................             --               --            4,000               --           4,000
  Net loss ......................................             --       (2,189,000)              --               --      (2,189,000)
                                                   -------------    -------------    -------------    -------------   -------------
Balance, December 31, 2002 ......................  $  81,211,000    $ (79,079,000)   $    (639,000)   $    (210,000)  $   1,480,000
  Issuance of stock for exercise of warrants
     and options ................................      1,836,000               --               --               --       1,843,000
  Issuance of stock in lieu of interest .........         54,000               --               --               --          54,000
  Issuance of stock in lieu of dividends ........             --               --               --               --              --
  Issuance of stock in payment of accrued
     board compensation .........................       (156,000)              --               --          210,000          54,000
  Issuance of stock for acquisitions ............      4,028,000               --               --               --       4,036,000
  Convertible note payable converted to
     common stock ...............................      1,992,000               --               --               --       2,000,000
  Issuance of stock in private placement,
     net of issuance costs ......................      5,451,000               --               --               --       5,469,000
  Conversion of Buzztime preferred series A
     to NTN common stock ........................        591,000               --               --               --         596,000
  Stock-based compensation ......................        232,000               --               --               --         232,000
  Unrealized holding gain on investments
     available for sale .........................             --               --           11,000               --          11,000
  Net loss ......................................             --       (2,711,000)              --               --      (2,711,000)
                                                   -------------    -------------    -------------    -------------   -------------
Balance, December 31, 2003 ......................  $  95,239,000    $ (81,790,000)   $    (628,000)   $          --   $  13,064,000
  Issuance of stock for exercise of warrants
     and options ................................        495,000               --               --               --         497,000
  Issuance of stock in lieu of dividends ........             --               --               --               --              --
  Issuance of stock in public offering, net
     of issuance costs ..........................     12,981,000               --               --               --      13,001,000
  Stock options granted below market ............          2,000               --               --               --           2,000
  Options and warrants granted to
     non-employees ..............................        151,000               --               --               --         151,000
  Deferred stock units granted to employees .....        140,000               --               --               --         140,000
  Accumulated other comprehensive loss ..........             --               --          159,000               --         159,000
  Net loss ......................................             --       (4,979,000)              --               --      (4,979,000)
                                                   -------------    -------------    -------------    -------------   -------------
Balance, December 31, 2004 ......................  $ 109,008,000    $ (86,769,000)   $    (469,000)   $          --   $  22,035,000
                                                   =============    =============    =============    =============   =============


                                              See accompanying notes to consolidated financial statements

                                                                    F-6b


                                       NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                           2004             2003             2002
                                                                      -------------    -------------    -------------
Cash flows (used in) provided by operating activities:
  Net loss ........................................................   $  (4,979,000)   $  (2,711,000)   $  (2,189,000)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities (net of effects of acquisitions):
     Depreciation and amortization ................................       3,933,000        3,897,000        4,925,000
     Provision for doubtful accounts ..............................         436,000          243,000          529,000
     Provision for obsolete inventory .............................         (16,000)              --               --
     Provision for warranty reserve ...............................          17,000               --               --
     Gain on early extinguishment of debt .........................              --         (105,000)              --
     (Gain) loss from disposition of equipment ....................         164,000           81,000          (52,000)
     Stock-based compensation charges .............................         293,000          232,000           96,000
     Non-cash interest expense ....................................              --           14,000          160,000
     Accreted interest expense ....................................              --            3,000           39,000
     Minority interest in loss of subsidiary ......................              --          (10,000)        (212,000)
     Changes in assets and liabilities:
       Restricted cash ............................................         (66,000)         102,000           (8,000)
       Accounts receivable ........................................      (1,482,000)        (536,000)      (1,010,000)
       Inventory ..................................................          21,000         (128,000)        (152,000)
       Prepaid expenses and other assets ..........................        (383,000)        (128,000)         (88,000)
       Accounts payable and accrued expenses ......................         219,000          764,000         (108,000)
       Income taxes payable .......................................          13,000            9,000           41,000
       Deferred costs .............................................        (883,000)        (136,000)         224,000
       Deferred revenue ...........................................         157,000         (493,000)      (1,064,000)
                                                                      -------------    -------------    -------------

          Net cash (used in) provided by operating
            activities ............................................      (2,556,000)       1,098,000        1,131,000
                                                                      -------------    -------------    -------------

Cash flows used in investing activities:
  Capital expenditures ............................................      (2,986,000)      (1,664,000)      (1,284,000)
  Software development expenditures ...............................        (476,000)        (371,000)        (234,000)
  Deposits on broadcast equipment .................................        (492,000)         (34,000)          69,000
  Acquisition of businesses, net of cash acquired .................        (102,000)        (892,000)        (102,000)
                                                                      -------------    -------------    -------------
          Net cash used in investing
            activities ............................................      (4,056,000)      (2,961,000)      (1,551,000)
                                                                      -------------    -------------    -------------

Cash flows provided by (used in) financing activities:
  Principal payments on capital leases ............................        (184,000)        (216,000)        (222,000)
  Borrowings from revolving line of credit ........................              --       16,631,000       24,614,000
  Principal payments on note payable and revolving line
     of credit ....................................................      (2,548,000)     (18,181,000)     (24,826,000)
  Proceeds from issuance of common stock, net of issuance costs ...      13,001,000        3,712,000               --
  Proceeds from exercise of warrants and options ..................         497,000        1,843,000          135,000
                                                                      -------------    -------------    -------------
          Net cash provided by (used in) financing
            activities ............................................      10,766,000        3,789,000         (299,000)
                                                                      -------------    -------------    -------------

Net increase (decrease) in cash and cash equivalents ..............       4,154,000        1,926,000         (719,000)

Effect of exchange rate on cash ...................................          53,000               --               --

Cash and cash equivalents at beginning of year ....................       2,503,000          577,000        1,296,000
                                                                      -------------    -------------    -------------
Cash and cash equivalents at end of year ..........................   $   6,710,000    $   2,503,000    $     577,000
                                                                      =============    =============    =============

                                   See accompanying notes to consolidated financial statements



                                       NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                             2004           2003            2002
                                                                         ------------   ------------    ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest .......................................................    $    152,000   $    223,000    $    313,000
                                                                         ============   ============    ============
     Income taxes ...................................................    $     57,000   $     38,000    $     11,000
                                                                         ============   ============    ============

Supplemental disclosure of non-cash investing and
  financing activities:
  Issuance of common stock in payment of interest ...................    $         --   $     54,000    $    160,000
                                                                         ============   ============    ============
  Issuance of treasury stock in payment of board
     compensation ...................................................    $         --   $     54,000    $     43,000
                                                                         ============   ============    ============
  Equipment acquired under capital leases and notes payable .........    $  2,003,000   $    744,000    $    327,000
                                                                         ============   ============    ============
  Convertible notes exchanged for common stock ......................    $         --   $  2,000,000    $         --
                                                                         ============   ============    ============
  Conversion of Buzztime preferred series A into common stock .......    $         --   $    596,000    $         --
                                                                         ============   ============    ============
  Unrealized holding gain/(loss) on investments available for sale ..    $    115,000   $     11,000    $      4,000
                                                                         ============   ============    ============
  Issuance of common stock for licensed technology ..................    $         --   $  1,720,000    $         --
                                                                         ============   ============    ============
  Issuance of common stock in payment of dividends ..................    $     16,000   $     16,000    $     16,000
                                                                         ============   ============    ============

Supplemental non-cash disclosure of acquisition of businesses:
   Accounts receivable (net) ........................................    $         --   $     18,000    $    121,000
   Inventory ........................................................              --         35,000          89,000
   Prepaid expenses .................................................              --         50,000              --
   Fixed assets .....................................................              --        151,000          38,000
   Goodwill and intangibles .........................................          25,000      6,301,000         521,000
   Accounts payable and accrued liabilities .........................              --     (1,155,000)       (244,000)
   Deferred revenue .................................................              --       (587,000)        (31,000)
   Capital lease obligations ........................................              --        (44,000)             --
   Line of credit ...................................................              --             --         (72,000)
   Common stock issued ..............................................              --     (4,036,000)       (320,000)

                              See accompanying notes to consolidated financial statements

                                                          F-8

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     We develop and distribute interactive communications and entertainment products for the home and for the hospitality industry. Our reportable segments have been determined based on the nature of the services offered to customers, which include the Buzztime segment, the NTN Interactive Television Network (NTN iTV Network), NTN Wireless and NTN Software Solutions segments, which combine to form the NTN Hospitality Technologies division. NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry. Additional revenue is derived from advertising sold for distribution via the interactive entertainment service, from its wireless business with restaurant on-site paging systems and from its hardware and software enterprise solutions. Buzztime, our wholly-owned subsidiary formed in December 1999, owns the exclusive rights to one of the largest known digital trivia game show libraries and many unique "TV Play-along" sports games. Buzztime's mission is to deploy our interactive games in the home through digital cable television.

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

     o We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld, wireless Playmaker devices, VSAT satellite dishes and associated electronics and the computers located at our customer sites. The Playmakers are depreciated over a four-year life, VSAT dishes and associated electronics over a four-year life and the computers over a three-year life. The depreciable life of these assets was determined based upon their estimated useful life which considers anticipated technology changes. If our Playmakers, VSAT dishes and associated electronics and the computers turn out to have longer lives, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers, VSAT dishes and associated electronics and the computers turn out to have shorter lives, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

     o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is determined based on reserving for all domestic customers that have terminated our iTV Network service plus five percent of outstanding balances for all unreserved customer balances across all of our domestic businesses and, for Canadian customers, all accounts over 90 days past due. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value based upon assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     o Revenues from sales of software generally contain multiple elements, and are recognized in accordance with Statement of Position (SOP) No. 97-2, "SOFTWARE REVENUE RECOGNITION", as amended. Along with the basic software license agreement purchase, customers generally are provided annual support and maintenance (PCS) for an additional fee based on a stipulated percentage of the license fee. In order to continue to use the licensed software, customers are required to annually renew the PCS contracts.

          Revenue from development services consists of customizations and, therefore, we recognize revenue from development services as the services are performed under the agreements. We recognize revenues from post-contract customer support, such as maintenance, on a straight-line basis over the term of the contract.

     o We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At December 31, 2004 the net amount of $7,669,000 of goodwill and intangible assets represented 26.1% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

          We performed our annual test for goodwill impairment as required by SFAS 142 for our Software Solutions segment and our NTN Canada unit subsequent to the end of the third quarter in conjunction with the preparation of the September 30, 2004 financial statements. We retained a third-party valuation firm to assist in calculating the fair values of Software Solutions and NTN Canada. The analysis was based upon consideration of (1) the market value of comparable publicly traded companies, (2) the market value of similar companies involved in business combinations, and (3) an income approach of discounting the projected cash flows of operations. The projections of those units involved a number of assumptions and estimates, including revenue growth and operating margins, which management believes are reasonable based upon existing operations and prospective business opportunities. We completed our evaluation and concluded that goodwill was not impaired as the fair value of Software Solutions and NTN Canada exceeded their carrying value, including goodwill. The amount of goodwill as of December 31, 2004 was $3,658,000. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

          We performed step one of our annual goodwill impairment test related to the Wireless segment in the fourth quarter of 2004 and concluded that there was not an indication of impairment. Accordingly, step two was not required.

          We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

     We do not have any of the following:

     o Off-balance sheet arrangements except for purchase orders and commitments and operating leases

     o Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

     o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in Note 16 - Related Parties or in Note 21 -- Subsequent Events or which are immaterial.

CASH AND CASH EQUIVALENTS

     For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2004 and 2003 consist primarily of investments in short term debt instruments of United States government agencies and money market accounts.

RESTRICTED CASH

     The restricted cash balance at December 31, 2004 represents cash invested in an interest bearing restricted account at a Canadian bank that collateralizes a letter of credit issued by that bank in favor of the landlord of our Canadian office.

INVENTORY

     Inventory consists of wireless paging equipment and computer hardware and is stated at the lower of cost (weighted average cost basis, which approximates
FIFO) or market.

BROADCAST EQUIPMENT AND FIXED ASSETS

     Broadcast equipment and fixed assets are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets (three to seven years). Depreciation of broadcast equipment is computed using the straight-line method over the estimated useful lives of the assets (two to four years). Depreciation of fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period, and is included in depreciation expense.

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

     NTN iTV Network revenue is generated primarily from distributing content and advertising. Revenues generated from transmitting content to subscriber locations is recognized ratably over the contract term as the content is broadcast 15 hours a day/seven days a week. Consistent with the terms of advertising agreements, advertising is aired a specified number of times per hour everyday and therefore, revenues are recognized ratable over the contract term. Included in NTN Network revenues are amounts earned under a previous license agreement with our Canadian licensee, which operated approximately 350 hospitality locations. Revenue under this license agreement was recognized on a monthly basis as broadcast content was aired similar to NTN Network revenue. We acquired the operations of our Canadian licensee on December 15, 2003 (see Note 15 - Acquisitions).

     Revenues from NTN Wireless consist primarily of sales of wireless paging equipment. Wireless paging equipment revenue is recognized upon the shipment of equipment to the customer.

     Revenues from Software Solutions are recognized in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition", as amended. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer's location, the fee is fixed or determinable and collection is probable, provided that vendor specific evidence exists for any undelivered elements, namely annual support and maintenance. Along with the basic software license, our customers are provided post contract support (PCS) for an additional fee, which is based on a stipulated percentage of the license fee. PCS consists of technical support as well as unspecified software upgrades and releases when and if made available by us during the term of the support period.

     If at the outset of an arrangement we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If at the outset of an arrangement we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or the receipt of payment. If an arrangement allows for customer acceptance, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

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

SOFTWARE DEVELOPMENT COSTS

     We capitalize costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization of costs related to interactive programs is recognized on a straight-line basis over three years.

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

     Amortization expense for software development costs was $597,000, $284,000 and $232,000 in 2004, 2003 and 2002, respectively.

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

     The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $1.874, $1.106 and $0.95, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004 - dividend yield of 0%, risk-free interest rate of 3.24%, expected volatility of 93.91%, and expected life of 4.73 years and 2003 - dividend yield of 0%, risk-free interest rate of 2.86%, expected volatility of 113.17%, and expected life of 4.58 years, and 2002 -- dividend yield of 0%, risk-free interest rate of 4.05%, expected volatility of 123%, and expected life of 4.6 years. In compliance with APB No. 25, NTN expensed $2,000, $6,000 and $6,000 in 2004, 2003, and 2002, respectively, associated with the grants of 600,000 options in 1999 below market value pursuant to the Option Plan. No options were granted below market value in 2004, 2003 and 2002 pursuant to the Option Plan.

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

                                                                                 2004            2003            2002
                                                                             ------------    ------------    ------------
Net loss                      As reported ................................   $  4,979,000    $  2,711,000    $  2,189,000
                              Add: stock-based employee compensation
                                   expense included in reported net
                                   loss, net of related tax effects ......         (2,000)         (6,000)         (6,000)
                              Deduct: stock-based employee compensation
                                   expense, net of related tax effects ...      1,523,000       1,284,000       1,203,000
                                                                             ------------    ------------    ------------
                              Pro forma ..................................   $  6,500,000    $  3,989,000    $  3,386,000
                                                                             ============    ============    ============
Basic and diluted net loss    As reported ................................   $       0.09    $       0.06    $       0.06
per share
                              Pro forma ..................................   $       0.12    $       0.09    $       0.09

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

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Amortization expense for intangible assets was $842,000, $406,000 and $104,000 in 2004, 2003 and 2002, respectively.

     As of December 31, 2004 intangible assets were comprised of the following:

                                                 ACCUMULATED
                                      COST       AMORTIZATION       NET
                                  ------------   ------------   ------------
Customer relationships ........   $  1,980,000   $    587,000   $  1,393,000
License agreements ............      1,739,000        298,000      1,441,000
Developed technology ..........      1,047,000        232,000        815,000
Trivia database ...............        345,000         36,000        309,000
Non-competition agreements ....         30,000         14,000         16,000
Employment agreements .........        140,000        140,000             --
Trademarks ....................        149,000        112,000         37,000
                                  ------------   ------------   ------------
         Total ................   $  5,430,000   $  1,419,000   $  4,011,000
                                  ============   ============   ============

     As of December 31, 2003 intangible assets were comprised of the following:

                                                 ACCUMULATED
                                      COST       AMORTIZATION       NET
                                  ------------   ------------   ------------
Customer relationships ........   $  1,980,000   $    172,000   $  1,808,000
License agreements ............      1,761,000        126,000      1,635,000
Developed technology ..........        973,000         56,000        917,000
Trivia database ...............        345,000          1,000        344,000
Non-competition agreements ....         30,000          4,000         26,000
Employment agreements .........        140,000        123,000         17,000
Trademarks ....................        149,000         96,000         53,000
                                  ------------   ------------   ------------
         Total ................   $  5,378,000   $    578,000   $  4,800,000
                                  ============   ============   ============

     The estimated aggregate amortization expense relating to our intangible assets for each of the five succeeding years is as follows:

Year                                              2005         2006         2007         2008         2009
----                                              ----         ----         ----         ----         ----
Estimated aggregate amortization expense        $801,000     $776,000     $757,000     $567,000     $392,000

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

INVESTMENTS AVAILABLE-FOR-SALE

     Investment securities consist of equity securities, which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value and unrealized holding gains and losses are excluded from earnings and are reported as a separate component of comprehensive income until realized (See Note 17). Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. Any resulting impairment is charged to operations and a new cost basis for the security is established.

     The one investment available-for-sale that we hold is a 2,518,260 share investment in our Australian licensee, eBet Limited (eBet - an Australian gaming technology corporation). Our cost basis in the eBet shares is AUD $0.50 per share. Our initial investment in 1999 was for 4,000,000 shares and at various points in 2000, we sold 1,481,740 eBet shares, leaving our existing holding of 2,518,260 shares, which represents less than 1.6% of eBet's current shares outstanding.

     eBet's stock price has traded below our AUD $0.50 cost since September 2000. At December 31, 2004, their stock traded at AUD $0.17, which when combined with the AUD/US$ exchange rate represented an unrealized loss of approximately US $513,000, which is recorded as accumulated other comprehensive loss. On March 11, 2005, their stock price had further recovered to AUD $0.28.

     We have tracked eBet's performance since 1999 and remain in contact with their management team. We believe that eBet's stock fell late in 2000 along with many internet technology companies in the worldwide post-internet "bubble." We believe that the impairment of our investment in eBet is temporary in nature for several reasons, including:

     1. eBet's continuing business operations achieved profitability for the first time ever in their first half year ended December 31, 2003 and also for their fiscal year ended June 30, 2004.

     2. eBet achieved profitable operations based on only a 10% penetration of their gaming systems sales in their home state of New South Wales coupled with sales into the state of Queensland, Australia and in New Zealand. We believe this low level of market penetration in the growing Australian gaming market represents significant upside to their future revenues in their home market, which should ultimately translate into a higher stock price.

     3. eBet has made progress in its plans for entry into the US gaming market where it intends to expand its product offering and vary its business model to include participation options for casino operators. In line with this, eBet management disclosed in March 2004 that it has entered into an exclusive licensing agreement with TAB Limited (ASX:
          TAB) (TAB) to exploit TAB's wide-area linked jackpot brands.

          The agreement, which has an initial 5-year term, provides eBet with exclusive rights to exploit the brands, trade marks and associated material and images in Native American casinos for supplying, installing and operating gaming systems, software and games for electronic gaming machines, including the operation of wide-area linked jackpot systems such as those operated by TAB in Australia. They have also begun to deploy their gaming technology in several casinos in Russia.

          In a public release on the Australian Sock Exchange dated February 21, 2005, eBet management stated that they had launched their Maximillion$ Wide Area Link Progressive Jackpot System in two Native American casinos in California. While the timing and financial impact of the eBet's move into the US remains subject to market conditions and acceptance, they believe that it will present a unique product offering and business proposition in the US that will have strong market appeal.

     We believe that the combination of eBet's recent emergence into profitability, low but growing penetration of their core markets and their Russian and U.S. opportunities provide evidence that the impairment is not other than temporary in nature. However, we continue to track eBet's performance and if further penetration of their home market, the Russian casino market and/or the U.S. casino market does not materialize over the remainder of 2005, then we may determine that our investment is not "other-than-temporarily impaired."

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

RESEARCH AND DEVELOPMENT AND ADVERTISING

     Research and development costs and marketing-related advertising costs are expensed as incurred. Research and development costs amounted to $329,000, $329,000 and $12,000 in 2004, 2003 and 2002, respectively. Marketing-related advertising costs amounted to $1,575,000, $1,316,000 and $1,065,000 in 2004,
2003 and 2002, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

CONCENTRATION OF CREDIT RISK

     In our iTV Network segment, which represented 77% of our overall revenues in 2004, we provide services to group viewing locations, generally restaurants, sports bars and lounges throughout North America. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different geographies. We perform ongoing credit evaluations of our customers and generally require no collateral. We maintain an allowance for doubtful accounts to provide for credit losses.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

     We compute basic and diluted earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in our earnings. Options, warrants, convertible preferred stock, deferred stock units and convertible notes representing approximately 12,384,000, 11,453,000 and 12,435,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2004, 2003 and 2002, respectively, as their effect is anti-dilutive.

RECLASSIFICATIONS

     We have reclassified certain items in the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4," to amend the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement amends Paragraph 5 of ARB 43, Chapter 4, which previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe there will be no material effect on our financial statements upon adoption of this statement.

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under the stock option and employee stock purchase plan programs. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No.123 will be recorded in the consolidated income statement. We are evaluating the alternatives allowed under the standard, which we are required to adopt beginning in the third quarter of 2005. We believe that this new standard will increase our operating losses but that increase will be of a non-cash nature.

(2) BROADCAST EQUIPMENT AND FIXED ASSETS

     Broadcast equipment and fixed assets are recorded at cost and consist of the following:

                                                      2004             2003
                                                 -------------    -------------
Broadcast equipment ..........................   $  15,139,000    $  11,531,000
Furniture and fixtures .......................         745,000          727,000
Machinery and equipment ......................       9,840,000        9,131,000
Leasehold improvements .......................         978,000          898,000
Equipment under capital lease:
  Broadcast equipment ........................       1,127,000        1,462,000
  Machinery and equipment ....................       1,715,000        1,715,000
  Other equipment ............................         108,000           22,000
                                                 -------------    -------------
                                                    29,652,000       25,486,000
Accumulated depreciation and amortization ....     (23,201,000)     (21,088,000)
                                                 -------------    -------------
                                                 $   6,451,000    $   4,398,000
                                                 =============    =============

(3) COMMON STOCK OPTIONS, WARRANTS AND DEFERRED STOCK UNITS

OPTIONS

     We have two active stock option plans. The 2004 Performance Incentive Plan (the "2004 Plan") was approved by our shareholders in September 2004 in a Special Meeting of Shareholders (Special Meeting). Our previous plan (the 1995
Plan) had approximately 77,000 available for grant in September 2004. As noted in our Proxy for the Special Meeting, the number of shares of Common Stock that remained available for award grants under the 1995 Plan immediately prior to the Special Meeting became available for award grants under the 2004 Plan. Under the 2004 Plan, options for the purchase of our common stock or other instruments such as deferred stock units may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except, the Board of Directors, at its discretion, can authorize acceleration of vesting periods. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the 2004 Plan as of December 31, 2004 was 2,577,000. As of the effective date of the 2004 Plan, a total of 9,946,000 shares of Common Stock were then subject to outstanding awards granted under the 1995 Plan and any such awards that expire, are cancelled or otherwise terminate after will also be available for award grant purposes under the 2004 Plan.

     In addition, we have issued options pursuant to a Special Stock Option Plan (Special Plan). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares issued and outstanding under the Special Plan as of December 31, 2004 is 500,000.

     On May 31, 2001, Buzztime adopted an incentive stock option plan. Pursuant to the option plan, Buzztime may grant options to purchase Buzztime common stock, subject to applicable share limits, upon terms and conditions specified in the plan. There are 300,000 shares authorized under this plan. To date, no options have been granted under the plan.

     A summary of stock option activity during 2004, 2003 and 2002 is as follows:

                                                  SPECIAL PLAN                   OPTION PLAN
                                          ----------------------------   -----------------------------
                                                       WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                             SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
                                          -----------   --------------   -----------  ---------------
OUTSTANDING DECEMBER 31, 2001 .........       604,000           2.81       7,468,000           1.40
  Granted .............................            --             --       1,096,000           0.93
  Exercised ...........................            --             --        (191,000)          0.70
  Cancelled ...........................      (104,000)          2.81        (661,000)          2.54
                                          -----------    -----------     -----------    -----------
OUTSTANDING DECEMBER 31, 2002 .........       500,000           2.81       7,712,000           1.26
  Granted .............................            --             --       2,311,000           1.43
  Exercised ...........................            --             --        (643,000)          1.14
  Cancelled ...........................            --             --        (206,000)          1.18
                                          -----------    -----------     -----------    -----------
OUTSTANDING DECEMBER 31,  2003 ........       500,000          $2.81       9,174,000          $1.31
  Granted .............................            --             --       1,221,000           2.53
  Exercised ...........................            --             --        (384,000)          1.07
  Cancelled ...........................            --             --        (218,000)          1.85
                                          -----------    -----------     -----------    -----------
OUTSTANDING AS OF DECEMBER 31,  2004 ..       500,000          $2.81       9,793,000          $1.46
                                          ===========    ===========     ===========    ===========

     A summary of options outstanding and exercisable by exercise price range at December 31, 2004 is as follows:

                                 OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                  ---------------------------------------------------    -------------------------------
                                 WEIGHTED AVERAGE
   RANGE OF          NUMBER          REMAINING       WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
---------------   -----------    ----------------     --------------     -----------     --------------
 Special Plan:
         $2.81        500,000         2 years            $  2.81             500,000         $  2.81
                  ===========                                            ===========

 Option Plan:
   $0.45-$1.50      6,468,000         6 years            $  0.91           5,655,000         $  0.90
   $1.51-$3.00      3,073,000         6 years            $  2.45           2,122,000         $  2.44
   $3.01-$4.94        252,000         7 years            $  3.36              92,000         $  3.53
                  -----------                                            -----------
                    9,793,000                                              7,869,000
                  ===========                                            ===========

DEFERRED STOCK UNITS

     In 2004, we granted 150,000 deferred stock units to certain employees. These grants of stock units will be paid in an equal number of shares of Common Stock on the vesting date of the award, subject to any deferred payment date that the holder may elect. A stock unit award will be paid only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date, subject to accelerated vesting in certain circumstances. The measurement date for these initial stock unit grants was the September 30, 2004 date of the Special Meeting of Stockholders.
Since the deferred stock units are to be paid in an equal number of shares of Common Stock without any kind of offsetting payment by the employee, the measurement of cost should be based on the quoted market price of the stock at the measurement date, which was $2.60.

WARRANTS

     In 2004, 2003 and 2002, we granted 236,000, 514,000 and 685,000 warrants to non-employees. The warrant issued in 2004 was an underwriter's warrant that was issued to Roth Capital Partners, LLC in connection with our public offering in January 2004 and was valued at approximately $655,000. Since that warrant was issued in connection with the public offering the cost of this warrant was accounted for as a deduction from equity. We expensed $0, $226,000 and $90,000 in 2004, 2003 and 2002, respectively, associated with the grant of these warrants.

     The following summarizes warrant activity during 2004, 2003 and 2002:

                                                OUTSTANDING    WEIGHTED AVERAGE
                                                 WARRANTS      EXERCISE PRICES
                                               -----------     ----------------
DECEMBER 31, 2001 ..........................     1,789,000            2.03
  Granted ..................................       685,000            0.98
  Exercised ................................            --              --
  Canceled .................................      (412,000)           2.05
                                               -----------         -------
DECEMBER 31, 2002 ..........................     2,062,000            1.68
  Granted ..................................       514,000            1.15
  Exercised ................................      (771,000)           1.46
  Canceled .................................       (25,000)           2.38
                                               -----------         -------
DECEMBER 31, 2003 ..........................     1,780,000         $  1.61
  Granted ..................................       236,000            3.91
  Exercised ................................       (70,000)           1.25
  Canceled .................................        (5,000)           1.30
                                               -----------         -------
DECEMBER 31, 2004 ..........................     1,941,000         $  1.91
                                               ===========         =======
BALANCE EXERCISABLE AT DECEMBER 31, 2004 ...     1,891,000         $  1.93
                                               ===========         =======

     A summary of warrants outstanding and exercisable by exercise price range at December 31, 2004 is as follows:

                                 WARRANTS OUTSTANDING                          WARRANTS EXERCISABLE
                   ---------------------------------------------------    -------------------------------
                                  WEIGHTED AVERAGE
    RANGE OF          NUMBER         REMAINING        WEIGHTED AVERAGE       NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES    OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
---------------    -----------    ----------------     --------------     -----------     --------------
$0.45-$0.99              70,000        1 year               $0.84               70,000         $0.84
$1.00-$1.30           1,100,000        4 years              $1.07            1,050,000         $1.07
$1.31-$3.91             771,000        3 years              $3.20              771,000         $3.20
                  -------------                                          -------------
                      1,941,000                                              1,891,000
                  =============                                          =============

     At December 31, 2004, the range of exercise prices and the weighted-average remaining contractual life of outstanding warrants were $0.77 to $3.91 and 3 years, respectively. The table above does not include warrants issued to S-A to obtain an additional 159,236 shares of Buzztime's Series A Convertible Preferred Stock (the "S-A Warrants"). The S-A warrants vest in 10% increments as cable system operators sign on for the Buzztime channel. The exercise price of the S-A warrants is $1.57 per share. Based on the two Buzztime deployments with SusCom, 20% of the warrants vested during 2003.

(4) COMMON STOCK

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

(5) CUMULATIVE CONVERTIBLE PREFERRED STOCK

     We have authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated are a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock).

     At December 31, 2004 and 2003, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2004, 2003 and 2002, we issued approximately 6,000, 6,000 and 14,000 common shares, respectively, for payment of dividends. At December 31, 2004, the cumulative unpaid dividends for the Series A Preferred Stock was approximately $1,300.

     The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of our common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. During 2004, 2003 and 2002, there were no conversions. There are no mandatory conversion terms or dates associated with the Series A Preferred Stock.

(6) RETIREMENT AND SAVINGS PLANS

     During 1994, we established a defined contribution plan which is organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least one month of service and have reached age 21 to defer up to 20% of their pay on a pre-tax basis. In 2002, we amended the plan to permit employees who have reached age 18 to defer up to 50% of their pay on a pre-tax basis. We may at our discretion contribute to the plan. For the years ended December 31, 2004, 2003 and 2002, we made no such contributions.

(7) INCOME TAXES

     For each of the years ended December 31, 2004, 2003 and 2002, there was no provision for current deferred U.S. federal income taxes. Current state and foreign tax provisions and foreign deferred tax assets were recorded for the years ended December 31, 2004 and 2003 as follows:

                                       2004         2003        2002
                                    ---------    ---------   ---------
       Current Tax Provision:
               Federal                     --           --          --
               State                   25,000       47,000      41,000
               Foreign                 86,000           --          --
                                    ---------    ---------   ---------
               Total                  111,000       47,000      41,000
       Deferred Tax Asset:
               Federal                     --           --          --
               State                       --           --          --
               Foreign                (17,000)          --          --
                                    ---------    ---------   ---------
               Total                  (17,000)          --          --
       Total Tax Provision:
               Federal                     --           --          --
               State                   25,000       47,000      41,000
               Foreign                 69,000           --          --
                                    ---------    ---------   ---------
               Total                   94,000       47,000      41,000

     The components that comprise deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

                                                    2004              2003
                                                -------------    -------------
Deferred tax assets:
  NOL carryforwards .........................   $  22,246,000    $  20,515,000
  Legal and litigation accruals .............          11,000           45,000
  Allowance for doubtful accounts ...........         148,000          536,000
  Compensation and vacation accrual .........         325,000          258,000
  Operating accruals ........................         172,000          548,000
  Allowance for equipment obsolescence ......              --           21,000
  Deferred revenue ..........................         176,000           34,000
  Research and experimentation credit .......         186,000          186,000
  Amortization ..............................         631,000          183,000
  Depreciation ..............................       1,008,000        1,220,000
  Foreign ...................................          18,000               --
  Charitable contributions ..................           2,000            1,000
                                                -------------    -------------
          Total gross deferred tax assets ...      24,923,000       23,547,000
Valuation allowance .........................     (24,239,000)     (22,909,000)
                                                -------------    -------------
          Deferred tax assets ...............         684,000          638,000
                                                -------------    -------------
Deferred tax liabilities:
  Capitalized software ......................         296,000          638,000
  Deferred revenue ..........................         306,000               --
  Amortization ..............................          64,000               --
                                                -------------    -------------
          Total deferred liabilities ........         666,000          638,000
                                                -------------    -------------
          Net deferred tax assets ...........   $      18,000    $          --
                                                =============    =============

     The reconciliation of computed expected income tax (benefit) to effective income taxes by applying the federal statutory rate of 34% is as follows:

                                                    2004            2003            2002
                                                ------------    ------------    ------------
Tax at federal income tax rate ..............   $ (1,660,000)   $   (909,000)   $   (802,000)
State taxes net of federal benefit ..........       (257,000)       (143,000)       (115,000)
Foreign Income ..............................        103,000              --              --
Change in valuation allowance ...............      1,330,000        (120,000)      1,354,000
Change in beginning deferred tax assets .....             --         256,000      (2,155,000)
Expiration and adjustments of net operating
   loss carryforwards .......................        568,000       1,029,000       1,748,000
Other .......................................         10,000        (66,000)         11,000
                                                ------------    ------------    ------------
                                                $     94,000    $     47,000    $     41,000
                                                ============    ============    ============

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on the level of historical operating results and projections of taxable income for the future, we have determined that it cannot be determined more likely than not that the portion of deferred tax assets not utilized through the reversal of deferred tax liabilities will be realized. Accordingly, we recorded a valuation allowance to reduce domestic deferred tax assets to the amount of deferred tax liabilities. Approximately $508,000 of the valuation allowance, if realized, will be recognized as a credit to paid in capital. There can be no assurance that we will be able to realize the benefit of some or all of the federal and state loss carryforwards either due to ongoing operating losses, expiry of the carryforward period or due to ownership changes, which may limit the usefulness of the loss carryforwards.

     At December 31, 2004, we have available net operating loss carryforwards of approximately $62,450,000 for federal income tax purposes, which begin to expire in 2005. The net operating loss carryforwards for state purposes, which begin to expire in 2005, are approximately $16,875,000. Federal and state tax laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change" for tax purposes as defined under Section 382 of the Internal Revenue Code. Although we do not anticipate that such limitations will be material to our ability to use our net operating losses and credit carryforwards, this conclusion was based upon a preliminary analysis. Therefore, the extent of such limitations is not definitely known.

(8) COMMITMENTS

OPERATING LEASES

     We lease office and production facilities and equipment under agreements which expire at various dates. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes and other operating expenses. Additionally, we entered into lease agreements for certain equipment used in broadcast operations and the corporate computer network. Lease expense under operating leases totaled $962,000, $775,000 and $725,000 in 2004, 2003 and 2002, respectively, net of sublease income of $78,000, $156,000 and $265,000 in 2004, 2003 and 2002, respectively.

     Future minimum lease obligations under noncancelable operating leases, net of contractual sublease payments, at December 31, 2004 are as follows:

        YEAR                  LEASE      SUBLEASE
        ENDING               PAYMENT      PAYMENT          NET
        ------            -----------   -----------   -----------
        2005 ..........   $   846,000   $    23,000   $   823,000
        2006 ..........       462,000            --       462,000
        2007 ..........       186,000            --       186,000
        2008 ..........       180,000            --       180,000
        2009 ..........       149,000            --       149,000
        Thereafter ....       445,000            --       445,000
                          -----------   -----------   -----------
          Total .......   $ 2,267,000   $    23,000   $ 2,245,000
                          ===========   ===========   ===========

CAPITAL LEASES

     We lease certain equipment under capital leases. Future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2004 are as follows:

     YEAR ENDING                                               TOTAL
     ---------------------------------------------------   ------------
     2005 ..............................................   $   176,000
     2006 ..............................................       100,000
     2007 ..............................................        32,000
     2008 ..............................................         8,000
     2009 ..............................................            --
                                                           -----------
           Total minimum lease payments ................       316,000
     Less: Amount representing interest ranging from
           9.81 % to 29.95% ............................       (45,000)
     Present value of net minimum lease payments .......       271,000
     Less current portion ..............................      (148,000)
                                                           -----------
               Long term portion .......................   $   123,000
                                                           ===========

     Property held under capital leases is as follows:

                                             2004             2003
                                         ------------    ------------
          Equipment ..................   $  2,950,000    $  3,199,000
          Accumulated depreciation ...     (2,624,000)     (2,807,000)
                                         ------------    ------------
                                         $    326,000    $    392,000
                                         ============    ============

PURCHASE COMMITMENTS

     We have a commitment under a long-term agreement to purchase equipment over a three year period which began in March 2004. Future minimum payments under the agreement are as follows:

     YEAR ENDING                                              TOTAL
     ---------------------------------------------------   -----------
     2005...............................................   $   683,000
     2006...............................................       531,000
                                                           -----------
     Total of net minimum payments......................   $ 1,214,000
                                                           ===========

(9) DEBT

REVOLVING LINE OF CREDIT

     Prior to establishing our line of credit with PMB, we had a line of credit with Coast Business Credit (Coast). In August 1999, we entered into an agreement with Coast for a revolving line of credit not to exceed $4,000,000. Interest was charged on the outstanding balance at a rate equal to the prime rate plus 1.5% per annum, but could not be less than 9% per annum. The line of credit was secured by substantially all of our assets. Total loan fees of $120,000 were payable in three annual installments and were amortized over the life of the loan, which originally matured on August 31, 2002. Our revolving line of credit agreement with Coast was then amended in May 2001. The line of credit provided for borrowings not to exceed the lesser of (i) a designated maximum amount, (ii) three times trailing monthly collections, or (iii) three times annualized trailing adjusted EBITDA. The amendment called for a gradual reduction in the line from $4,000,000 on April 1, 2001 to $2,750,000 on December 31, 2001. We
completed that pay down process on December 31, 2001.

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

     On July 16, 2003, we entered into a $1,000,000 line of credit arrangement with Pacific Mercantile Bank (PMB). Interest on the line is based on an independent index which is the highest rate on corporate loans posted by at least 75% of the USA's thirty largest banks known as The Wall Street Journal's Prime rate. The interest rate to be applied to the unpaid principal balance is 2% over the index. The arrangement precludes us from paying cash dividends.

     The PMB line originally was set to mature on July 16, 2004 and contained one financial covenant based on our cash flow coverage of the balance on the line of credit. On January 7, 2004, we amended the line of credit to extend the expiration date of the facility to February 1, 2005 and to replace the cash flow-based financial covenant with a balance sheet oriented financial covenant that limits the ratio of our debt to tangible net worth to 2:1. We were in compliance with that covenant as of December 31, 2004. The line was then amended again on February 11, 2005 to extend the expiration date of the line to February 11, 2006. The line is secured by all inventories, equipment, accounts receivable and various other assets.

AMENDMENTS TO SATELLITE AGREEMENTS

     On January 20, 2005 but effective as of December 31, 2004, we amended our agreements with our satellite services provider to push out the expiration date on the FM2 satellite platform to February 2007 and to modify our VSAT equipment purchase and satellite service agreements. The modification to the equipment purchase agreement eliminates the requirement to purchase and install a specific amount of VSAT equipment. The amendment to the equipment purchase agreement also called for us to pay off immediately approximately $278,000 of the equipment notes payable to the satellite services provider, which we paid in January 2005, and the remaining $342,000 of the equipment notes payable over 2005. This flexibility may also enable us to utilize non-satellite based data transmission platforms, such as digital subscriber lines, wireless connectivity or cable modems, for customer sites where such platforms may be appropriate.

     The amendment to FM2 data transmission agreement and the revisions to the VSAT equipment purchase and satellite service agreements allow us to spread any conversions to the new VSAT platform over the remainder of the VSAT satellite services agreement, which is now scheduled to end in April 2009. The amendments also allow us the flexibility to keep existing FM2 sites on the existing platform for another two years and they do not require us to have defined levels of VSAT sites by any certain date.

8% SENIOR SUBORDINATED CONVERTIBLE NOTES

     In 1999, we reacquired our Series B Preferred Stock in exchange for convertible notes and warrants. The convertible notes, with a face value of $5,913,000, were issued January 11, 1999 at the annual rate of 7% per annum. Interest was due and payable in quarterly installments, in arrears. An allocation was made between the convertible notes and the warrants based on the relative fair values of the securities at the time of issuance. A discount of approximately $464,000 was recorded against the convertible notes due to the allocation. As a result of this allocation, we recorded interest expense, at an effective interest rate of 11% per year, throughout the term of the convertible notes, which began in the first quarter of 1999. Interest expense of approximately $3,000 and $39,000 has been accreted for the years ended December 31, 2003 and 2002, respectively.

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

(11) MINORITY INTEREST ACCOUNTING

     We retained majority ownership of Buzztime following the S-A investment and, as a result, continued to consolidate Buzztime's operations in our financial statements. No gain or loss was recorded by us on this sale of Buzztime's shares in accordance with Staff Accounting Bulletin Topic 5h - Miscellaneous Accounting, ACCOUNTING FOR SALES OF STOCK IN A SUBSIDIARY, as the realization of the gain is not assured given Buzztime's history of losses from operations, net operating loss carryforwards, which are generally not available to offset capital gains, and the start-up nature of Buzztime's products designed for the interactive television market. In addition, the ongoing business relationship with S-A through the Marketing Agreement and restrictions placed on the use of proceeds were additional factors considered in accounting for the sale of Buzztime's shares. As a result, the investment was reflected as a capital transaction.

     The investment in Buzztime was presented as a minority interest in consolidated subsidiary on our consolidated balance sheet until S-A converted its Buzztime interest into NTN common stock in January 2003 (see Note 10 - Strategic Partnership and Investment in Buzztime). As a result, there was no minority interest account on our balance sheet on December 31, 2003 or December 31, 2004. Prior to S-A's conversion of its interest from Buzztime into NTN common stock in January 2003, the minority interest balance was reduced by S-A's share of Buzztime's net losses in the amount of $10,000 and $212,000 for the years ended December 31, 2003 and 2002, respectively.

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

     The terms of the transaction called for us to file a resale registration statement with the Securities and Exchange Commission (SEC) to register the 2,666,667 shares issued to Media General. Subsequent to the transaction, we filed the resale registration statement on which we also registered the Bennett shares (Note 16) and Scientific-Atlanta conversion shares (Note 10) and the SEC declared effective the resale registration statement in June 2003.

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

INTERACTIVE NETWORK, INC.

     On April 14, 2004, we settled the lawsuit filed against us in 1992 by IN (now Two Way TV (US), Inc.) The litigation involved licensing and patent infringement issues in Canada. These actions related to the delivery of the NTN iTV Network to subscribers of our former Canadian licensee (we acquired our licensee's operations in December 2003) and did not extend to our network operations in the United States or elsewhere. We settled the matter for $116,500. We recorded expense related to this matter, including the settlement amount, of approximately $200,000 in the first quarter of 2004 and we recorded further legal fees of approximately $92,000 relating to this matter in the third quarter of 2004.

LONG RANGE SYSTEMS

      On March 21, 2003, Long Range Systems, Inc. (LRS) filed in the United States District Court, Northern District of Texas, a patent infringement complaint against our NTN Wireless subsidiary. This complaint alleged trade dress and patent infringement and unfair competition. We were served with this complaint on March 27, 2003. In February 2004, LRS amended their complaint to eliminate certain allegations relating to infringement of its utility patent for wireless pagers. This complaint related to our repair and replacement activities of LRS pagers, which is not a significant percentage of our NTN Wireless business.

      On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The case was subsequently transferred to the United States District Court, Southern District of California. Our complaint alleged that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name www.ntnwireless.com in violation of our trademark rights.

     On February 28, 2005, we agreed with LRS to settle and dismiss both lawsuits. Under the terms of the settlement, NTN and LRS each agreed to settle and dismiss the two lawsuits without liability or any payment to the other party. Each party is responsible for its own legal costs. On March 2, 2005, the court dismissed the LRS lawsuit based on this agreement.

OPEN TABLE

      In March 2004, we received correspondence from Open Table, Inc. (Open Table) alleging breach of the non-compete provisions of the Asset Purchase Agreement entered into by and between Open Table and Breakaway International, Inc. (Breakaway) in February 2002. Our NTN Software Solutions, Inc. subsidiary assumed certain obligations of Breakaway pursuant to the Asset Purchase Agreement we entered into with Breakaway in July 2003. In March 2004, we acknowledged receipt of the Open Table correspondence and advised Open Table that we were investigating the allegations set forth in such correspondence. On April 23, 2004, Open Table filed a complaint in the Superior Court of the State of California, County of San Francisco, against NTN Communications, Inc. f/k/a Breakaway International, Inc., alleging breach of contract, breach of implied covenant of good faith and fair dealing, intentional interference with economic relationship, negligent interference with economic relationship, fraud, accounting, constructive trust and declaratory relief. On December 2004, we agreed with Open Table to settle and dismiss this lawsuit. We paid Open Table $15,000 under the terms of the settlement.

     There is no material litigation currently pending or threatened against us.

CANADIAN TAX MATTER

     In previous filings, we disclosed as a contingency that our Canadian licensee was in discussions with the Canada Customs and Revenue Agency (CCRA) regarding a liability relating to withholding tax on certain amounts previously paid to us by our Canadian licensee. Our licensee was assessed approximately $649,000 Canadian dollars by the CCRA and they had appealed the assessment. At that time, it was unclear as to what, if any, liability we might have in the matter. We had an understanding with our licensee that we would equally share the eventual assessment, if any was assessed, at the end of the appeal process. On December 15, 2003, through a newly formed subsidiary, NTN Canada, Inc., we acquired the assets, the operations and a number of the liabilities of our Canadian licensee including this withholding tax matter with the CCRA (see Note 15 -- Acquisitions). In February 2004, we entered into a settlement agreement with the CCRA that reduced the assessment from Canadian $788,000 to Canadian $443,000 (or approximately $609,000 to approximately $342,000 U.S. dollars). That amount will be further reduced by approximately $80,000 for the application of a partial refund from payments made during the period of January 2002 through March 2003. To be consistent with our previous agreement, we recorded one-half of this settlement as operating expense and recorded one-half as a liability recorded through the purchase accounting when we acquired NTN Interactive Network, Inc. (see Note 15 - Acquisitions).

SALES AND USE TAX

     From time to time, state tax authorities will make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. In the current difficult economic climate, many states are expanding their interpretation of their sales and use tax statutes to derive additional revenue. While in the past our sales and use tax assessments have not been significant to our operations, it is likely that such expenses will grow in the future.

     We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of NTN Network sites, began a sales tax audit. They concluded that our services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our services are provided to the consumers for free as a promotional service, which we believe falls outside the definition of amusement services as defined by the Texas tax code. We have successfully argued this position regarding amusement services with other states. We have appealed the assessment and the matter is currently at the administrative appeals level. We have retained a team of sales and use tax specialists in Texas to assist us in this matter. If we are able to reach a mutually agreeable conclusion at the administrative appeals level, we expect that a conclusion may be reached by the end of 2005. In the event the matter is not resolved at administrative appeals, we would likely take the matter before the District Court. At the District Court level, we would anticipate a resolution no earlier than 2006. While we believe that we have a strong position in this matter, there can be no assurance that we will resolve this matter in our favor.

(14) DEFERRED REVENUE - BUZZTIME

      In February 2003, we entered into a Trial Agreement with a major cable operator that involves developing the Buzztime channel for potential deployment on two different cable technology platforms within that operator's system. The Trial Agreement runs through December 2005. During the year ended December 31, 2003, the cable operator paid us an initial non-refundable amount of $100,000 and an additional payment of $200,000 under the Trial Agreement. The $200,000 payment was related to entering a trial on one of the two specified technology platforms. The cable operator has the right under the Trial Agreement to apply 50% of any amount paid under the agreement against future development and/or license fees paid by that operator to us for the carriage of the Buzztime channel. During the year ended December 31, 2003, we recognized $150,000 of revenue related to this agreement. The remaining 50% of the two payments received to date, or $150,000, was reflected as deferred revenue-Buzztime on the accompanying December 31, 2003 consolidated balance sheet.

     During the year ended December 31, 2004, the cable operator paid us an additional payment of $200,000 under the Trial Agreement and we recognized 50% of that payment as revenue and the other 50% was recorded as deferred revenue-Buzztime. As of December 31, 2004, we carried $250,000 in deferred revenue-Buzztime related to the Trial Agreement.

     We had $291,000 of deferred revenue related to Buzztime on December 31, 2004. As noted above, $250,000 of that amount related to the Trial Agreement. The remaining $41,000 of the deferred revenue - Buzztime on the accompanying consolidated balance sheet relates to deferred revenue arising from our agreements with Digeo Interactive LLC (Digeo), Airborne Entertainment Inc. and ICTV, Inc.

(15) ACQUISITIONS

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

     Total consideration for the 2002 purchases was $655,000, which includes $320,000 in common stock and $102,000 of transaction costs. In addition to the above consideration, we entered into, in connection with the ZOOM purchase, an earn-out arrangement with the two principals. The earn-out was paid to each principal at 25% of the excess of which the adjusted gross profit exceeded $900,000 for the twelve month period after the acquisition. As this calculation included the collection of the accounts receivable related to the sales and gross profit over that twelve month earn-out period, the final calculation of the earn-out amount was delayed to allow for either the collection (or lack thereof) of those receivables. The principals were paid a combined final earn-out amount of approximately $218,000 over 2003 and 2004, which was added to the purchase price of the ZOOM transaction by increasing the amount of goodwill to $449,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Of the $754,000 of acquired intangible assets, $464,000 was assigned to goodwill and is not subject to amortization. $140,000 was assigned to employment agreements and we are amortizing that over the estimated contractual life of 2 years. $150,000 was assigned to customer lists and we are amortizing that over the estimated useful life of 3 years. The line of credit of $72,000 was paid in full immediately after the closing date of April 5, 2002.

                     ASSETS ACQUIRED AND LIABILITIES ASSUMED

                                          ZOOM          HYSEN         TOTAL
                                     COMMUNICATIONS  TECHNOLOGIES  ACQUISITIONS
                                     --------------  ------------  ------------
Accounts receivable, net               $   121,000   $        --   $   121,000
Inventory                                   48,000        41,000        89,000
Fixed assets                                38,000            --        38,000
Goodwill                                   449,000        15,000       464,000
Intangibles assets                         280,000        10,000       290,000
                                       -----------   -----------   -----------

Total assets acquired                      936,000        66,000     1,002,000
                                       -----------   -----------   -----------

Accounts payable and accrued
  liabilities                              244,000        31,000       275,000
Line of credit                              72,000            --        72,000
                                       -----------   -----------   -----------

Total liabilities assumed                  316,000        31,000       347,000
                                       -----------   -----------   -----------

Net assets acquired                    $   620,000   $    35,000   $   655,000
                                       ===========   ===========   ===========

     If the acquisitions had occurred on January 1, 2002, our results of operations for fiscal 2002 would not have been materially different from the reported results and as such, no pro forma results of operations are included.

BREAKAWAY INTERNATIONAL

      On July 31, 2003, we acquired, through NTN Software Solutions, Inc. (Software Solutions), a wholly owned subsidiary of NTN, all of the assets and certain liabilities of Breakaway International, Inc. (Breakaway), a privately held provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $252,000 in cash, 1,292,614 shares of unregistered NTN common stock, transaction costs and the assumption of certain liabilities. We may pay additional contingent earn-out amounts in NTN common stock and/or cash over the first three years following the acquisition, provided that certain targets for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. No earn-out amounts were earned in the first twelve month period following the acquisition. NTN also entered into employment agreements with five of the executives of Breakaway.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Total consideration for the acquisition was $3,630,000, which consisted of 1,292,614 shares multiplied by the then publicly traded price of $2.44 per share, $252,000 in cash and $224,000 of transaction costs. To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third party valuation analysis. Based upon that third party analysis, we determined that the identified intangible assets and the related useful lives are developed technology ($781,000, 6 year life), customer relationships ($1,110,000, 6 year life) and non-competition agreements ($30,000, 3 year life). Breakaway's results of operations have been included in our consolidated statements of operations since August 1, 2003 and include $461,000 of amortization of the identified intangibles based upon the estimated lives.

                          BREAKAWAY INTERNATIONAL, INC.
                    ASSETS ACQUIRED AND LIABILITIES ACQUIRED

                Accounts receivable, net             $   333,000
                Inventory, net                            35,000
                Fixed assets, net                        108,000
                Developed technology                     781,000
                Customer relationships                 1,110,000
                Non-competition agreements                30,000
                Goodwill                               2,235,000
                                                     -----------
                Total assets acquired                $ 4,632,000
                                                     ===========

                Accounts payable and accruals        $   482,000
                Deferred revenue                         520,000
                                                     -----------
                Total liabilities assumed              1,002,000
                                                     -----------
                Net assets acquired                  $ 3,630,000
                                                     ===========

     The above amounts have changed from our initial purchase accounting as follows: goodwill has increased by $10,000 to reflect $7,000 of additional transaction costs and $3,000 of additional liabilities that were recorded, accounts payable and accruals increased by $3,000 to reflect the additional liabilities that were recorded and, as a result, the overall purchase price increased by $7,000 from the initial amount of $3,623,000 to $3,630,000.

NTN CANADA

     On December 15, 2003, we acquired most of the operating assets, certain liabilities and the operations of NTN Interactive Network, Inc. (NTNIN), our long time Canadian licensee from its parent, Chell Group Corporation Inc. (Chell). We acquired NTNIN's assets for $233,000 in cash, 238,300 shares of unregistered NTN common stock, the contribution of $550,000 in unpaid licensing royalties and the assumption of certain liabilities.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Total consideration for the acquisition was approximately $1,823,000, which consisted of 238,300 shares multiplied by the then publicly traded price of $3.70 per share, $233,000 in cash, the contribution of $550,000 in unpaid licensing royalties, $122,000 of transaction costs, plus the assumption of liabilities.

                          NTN INTERACTIVE NETWORK, INC.
                    ASSETS ACQUIRED AND LIABILITIES ACQUIRED

               Cash                                  $    20,000
               Accounts receivable, net                  235,000
               Other current assets                       21,000
               Fixed assets, net                          43,000
               Customer relationships                    720,000
               Trivia database                           345,000
               Interactive events software               102,000
               Trivia software                            90,000
               Licenses                                   12,000
               Goodwill                                  974,000
                                                     -----------
               Total assets acquired                 $ 2,562,000
                                                     -----------

               Accounts payable and accruals         $   628,000
               Leases                                     44,000
               Deferred revenue                           67,000
                                                     -----------
               Total liabilities assumed                 739,000
                                                     -----------
               Net assets acquired                   $ 1,823,000
                                                     ===========

     To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third party valuation analysis. Based upon that third party analysis, we determined that the identified intangible assets and the related useful lives are customer relationships ($720,000, 4 year life), trivia database ($345,000, 10 year life), interactive events software ($102,000, 5 year life) and trivia software ($90,000, 5 year life). Results of operations from the acquisition have been included in our consolidated statements of operations since December 15, 2003 and include $203,000 of amortization of the identified intangibles based upon the estimated lives.

     The above amounts have changed from our initial purchase accounting as follows: (1) goodwill has increased by $99,000 to reflect a variety of factors including the final calculation of the cash component of the purchase price based on the final closing balance sheet, which generated an additional payment to Chell of approximately $10,000 and a payment to the president of NTNIN on behalf of Chell of approximately $23,000, (2) the final calculation of the transaction costs (an increase of $38,000), (3) recording $12,000 of additional liabilities, and (4) making $16,000 of other adjustments to the final balance sheet. The overall purchase price increased by $37,000 from the initial amount of $1,786,000 to $1,823,000.

     Our pro forma results of operations for fiscal 2002 and 2003 if we had owned both the Breakaway and Canadian operations in those years would have been as follows:

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
                                           =============    =============

(16) RELATED PARTIES

     On May 8, 2001, we entered into an advertising sales representative agreement with Baron Enterprises, Inc., a corporation wholly-owned and operated by Barry Bergsman, a member of our board of directors, pursuant to which Baron provides advertising sales representation services to us under the direction of the NTN Network's president and chief operating officer. For Baron's services under the advertising sales representative agreement, we granted Baron a three-year warrant to purchase 20,000 shares of Common Stock at an exercise price of $0.50 per share. The warrant vests and becomes exercisable as to 1/12 of the total shares on the last business day of each of the twelve months commencing April 2001, subject to Baron continuing to provide services to us. In addition, Baron will receive a commission in the amount of 35% of net advertising revenues received by the NTN Network from any advertising contract solicited by Baron. We paid Baron a monthly recoverable cash advance against commissions to be earned in the amount of $5,000 per month, not to exceed an aggregate of $60,000 per year. The advertising sales representative agreement expired on April 1, 2002. An amendment to the agreement was entered into in October 2002, to extend the contract to October 31, 2003, to reduce the rate of commission to 25% of net advertising revenues received by us and to include bartered advertising. Under the amended agreement, Baron was paid $15,000 in commissions in 2002. In September, 2003, we entered into a three year agreement with Baron to negotiate on our behalf with a third party advertising representative. Baron was to receive commissions of 3% to 10% based upon the period of time over which the negotiated advertising would run and upon the related advertising revenue. This arrangement has been extinguished.

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

     On January 30, 2004, Media General, Inc. (see Note 12 - Media General Investment), a related party, purchased $2 million of our common stock as part of a group of institutional investors that invested $14 million into our company. (see Note 4 - Common Stock). Media General invested on the same terms as the other investors.

(17) ACCUMULATED OTHER COMPREHENSIVE LOSS

      Accumulated other comprehensive loss is the combination of accumulated net unrealized losses on investment available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period. For the year ended December 31, 2004 and 2003, the components of accumulated other comprehensive loss ere as follows:

                                                         Year Ended
                                                  --------------------------
                                                  December 31,   December 31,
                                                      2004          2003
                                                  -----------    -----------
     Beginning balance                            $  (628,000)   $  (639,000)
     Unrealized gain (loss) during period
     in investment available-for-sale                 115,000         11,000
     Foreign currency translation adjustments          44,000             --
                                                  -----------    -----------
     Ending balance                               $  (469,000)   $  (628,000)
                                                  ===========    ===========

      For the year ended December 31, 2004 and 2003, the comprehensive losses were as follows:

                                                Year Ended
                                       ----------------------------
                                       December 31,    December 31,
                                           2004            2003
                                       ------------    ------------
     Beginning balance                 $   (628,000)   $   (639,000)
     Net loss                          $ (4,979,000)   $ (2,711,000)
     Comprehensive income (loss)            159,000          11,000
                                       ------------    ------------
     Comprehensive net loss            $ (4,820,000)   $ (2,700,000)
                                       ============    ============

(18) AMERICAN STOCK EXCHANGE LISTING

     On May 1, 2003, we received a letter from the American Stock Exchange
(AMEX) stating that NTN was now in compliance with AMEX listing standards. In our SEC filings over the prior twelve months, we had disclosed that we needed to achieve $6 million of shareholders' equity to be in compliance with AMEX listing standards. However, as a result of new AMEX rules effective January 2003, the AMEX determined that we were in compliance with their listing standards. The new rules permit a company to remain listed on AMEX if it, like NTN, has a total market capitalization of at least $50 million, has at least 1.1 million shares publicly held, has a market value of publicly held shares of at least $15 million and has a minimum of 400 round lot shareholders. As of December 31, 2004, we had satisfied these requirements.

     In the event we no longer satisfy the requirements of the new rule (from subsequent changes in market capitalization or otherwise), we would be subject to other AMEX listing requirements for companies that have not reported profits during the past five years. As of December 31, 2004, we had also met the requirement of $6 million of shareholders' equity.

(19) SEGMENT INFORMATION

     We operate our businesses principally through four reportable segments: the NTN iTV Network, NTN Wireless and Software Solutions, which combine to form the NTN Hospitality Technologies Division, and our Buzztime Entertainment, Inc. subsidiary (Buzztime). The NTN Hospitality Technologies Division provides entertainment promotional services and on-site communications and management products to the hospitality industry. Buzztime operates our live broadcast studio, produces our trivia and live sports "Play-Along" content to both the NTN Network and new consumer interactive platforms, and is selling the Buzztime(R) interactive television channel to U.S. cable TV operators.

     Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the Buzztime segment and the three segments within the NTN Hospitality Technologies Division. NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from advertising sold for distribution via the interactive entertainment service, from its wireless business with restaurant on-site paging systems, electronic data-managed comment cards and from its hardware and software enterprise solutions. NTN Hospitality Technologies revenues comprise 99% of our total revenue for the year ended December 31, 2004. Buzztime's revenue is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties and from performance under a Trial Agreement with a major cable operator. Included in the operating loss and depreciation and amortization for three segments included in the NTN Hospitality Technologies Division and the Buzztime segment is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments.

     The following tables set forth certain information regarding our segments and other operations that conforms to the consolidated balance sheet and statement of operations presentated in this Report:

                                                                         2004             2003             2002
                                                                     -------------    -------------    -------------
Revenues
  NTN iTV Network (includes "other revenues")                        $  25,925,000    $  23,024,000    $  23,077,000
  NTN Wireless                                                           5,337,000        4,742,000        2,405,000
  NTN Software Solutions                                                 4,034,000        1,527,000               --
                                                                     -------------    -------------    -------------
  NTN Hospitality Technologies division                                 35,296,000       29,293,000       25,482,000
  Buzztime                                                                 449,000          287,000          128,000
  Eliminations                                                             (90,000)         (91,000)              --
                                                                     -------------    -------------    -------------
    Total revenue                                                    $  35,655,000    $  29,489,000    $  25,610,000
                                                                     =============    =============    =============

Operating income (loss)
  NTN iTV Network                                                    $   1,040,000    $   1,946,000    $   1,787,000
  NTN Wireless                                                             (63,000)        (170,000)         (88,000)
  NTN Software Solutions                                                (2,074,000)        (565,000)              --
                                                                     -------------    -------------    -------------
  NTN Hospitality Technologies division                                 (1,097,000)       1,211,000        1,699,000
  Buzztime                                                              (3,959,000)      (3,757,000)      (3,554,000)
                                                                     -------------    -------------    -------------
    Operating loss                                                   $  (5,056,000)   $  (2,546,000)   $  (1,855,000)
                                                                     =============    =============    =============

Net income (loss)
  NTN iTV Network                                                    $   1,122,000    $   1,772,000    $   1,241,000
  NTN Wireless                                                             (64,000)        (171,000)         (88,000)
  NTN Software Solutions                                                (2,074,000)        (565,000)              --
                                                                     -------------    -------------    -------------
  NTN Hospitality Technologies division                                 (1,016,000)       1,036,000        1,153,000
  Buzztime                                                              (3,963,000)      (3,747,000)      (3,342,000)
                                                                     -------------    -------------    -------------
    Net loss                                                         $  (4,979,000)   $  (2,711,000)   $  (2,189,000)
                                                                     =============    =============    =============

Total assets
  NTN iTV Network                                                    $  13,289,000    $   9,300,000
  NTN Wireless                                                           1,690,000          474,000
  NTN Software Solutions                                                 4,816,000        3,283,000
                                                                     -------------    -------------
  NTN Hospitality Technologies division                                 19,795,000       13,057,000
  Buzztime                                                               2,600,000        2,640,000
  Corporate                                                              6,993,000        4,933,000
                                                                     -------------    -------------
    Total assets                                                     $  29,388,000    $  20,630,000
                                                                     =============    =============

Capital expenditures and Software Development Costs
  NTN iTV Network                                                    $   2,307,000    $   1,224,000
  NTN Wireless                                                              92,000           57,000
  NTN Software Solutions                                                   177,000           34,000
                                                                     -------------    -------------
  NTN Hospitality Technologies division                                  2,576,000    $   1,315,000
  Buzztime                                                                 555,000          529,000
  Corporate                                                                331,000          191,000
                                                                     -------------    -------------
    Total Capital Expenditures and Software Development Costs        $   3,462,000    $   2,035,000
                                                                     =============    =============




Depreciation and Amortization
  NTN iTV Network                                                    $   2,881,000    $   3,057,000
  NTN Wireless                                                             100,000          138,000
  NTN Software Solutions                                                   392,000          164,000
                                                                     -------------    -------------
  NTN Hospitality Technologies division                                  3,373,000    $   3,359,000
  Buzztime                                                                 560,000          538,000
                                                                     -------------    -------------
    Total Depreciation and Amortization                              $   3,933,000    $   3,897,000
                                                                     =============    =============

Interest Expense (Income), net
  NTN iTV Network                                                    $      49,000    $     232,000
  NTN Wireless                                                               1,000            1,000
  NTN Software Solutions                                                        --               --
                                                                     -------------    -------------
  NTN Hospitality Technologies division                              $      50,000          233,000
  Buzztime                                                                   4,000               --
                                                                     -------------    -------------
    Total Interest Expense (Income), net                             $      54,000    $     233,000
                                                                     =============    =============

Provision for Income Taxes
  NTN iTV Network                                                    $      94,000    $      47,000
  NTN Wireless                                                                  --               --
  NTN Software Solutions                                                        --               --
                                                                     -------------    -------------
  NTN Hospitality Technologies division                              $      94,000    $      47,000
  Buzztime                                                                      --               --
                                                                     -------------    -------------
    Total Provision for Income Taxes                                 $      94,000    $      47,000
                                                                     =============    =============

(20) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (AMOUNTS IN THOUSANDS EXCEPT PER SHARE)

                                                                       THREE-MONTH PERIOD ENDED
                                                   ------------------------------------------------------------------
                                                    MARCH 31,     JUNE 30,    SEPTEMBER 30, DECEMBER 31,     TOTAL
                                                      2004          2004          2004          2004          2004
                                                   ----------    ----------    ----------    ----------    ----------
Total revenue ..................................   $    8,844    $    8,528    $    8,772    $    9,511    $   35,655
Total operating expenses .......................       10,098         9,810         9,986        10,817        40,711
                                                   ----------    ----------    ----------    ----------    ----------
Operating loss .................................       (1,254)       (1,282)       (1,214)       (1,306)       (5,056)
Other income (expense), net ....................          (19)          220            (6)          (24)          171
                                                   ----------    ----------    ----------    ----------    ----------
   Net loss before income taxes ................       (1,273)       (1,062)       (1,220)       (1,330)       (4,885)
Income taxes ...................................          (21)          (12)          (12)          (49)          (94)
Net loss .......................................   $   (1,294)   $   (1,074)   $   (1,232)   $   (1,379)   $   (4,979)
                                                   ==========    ==========    ==========    ==========    ==========
Per share amounts:
          Net loss .............................   $     (.02)   $     (.02)   $     (.02)   $     (.03)   $     (.09)
                                                   ==========    ==========    ==========    ==========    ==========
Weighted-average shares outstanding ............       51,871        52,703        52,868        52,941        52,599
                                                   ==========    ==========    ==========    ==========    ==========

                                                                       THREE-MONTH PERIOD ENDED
                                                   ------------------------------------------------------------------
                                                    MARCH 31,     JUNE 30,    SEPTEMBER 30, DECEMBER 31,     TOTAL
                                                      2003          2003          2003          2003          2003
                                                   ----------    ----------    ----------    ----------    ----------
Total revenue ..................................   $    7,339    $    6,701    $    7,267    $    8,182    $   29,489
Total operating expenses .......................        7,511         7,463         8,048         9,013        32,035
                                                   ----------    ----------    ----------    ----------    ----------
Operating loss .................................         (172)         (762)         (781)         (831)       (2,546)
Other income (expense), net ....................          (93)          (71)           73           (37)         (128)
                                                   ----------    ----------    ----------    ----------    ----------
Net loss before income taxes and
    minority interest in loss of consolidated
    subsidiary .................................         (265)         (833)         (708)         (868)       (2,674)
Income taxes ...................................           (8)           (7)           (8)          (24)          (47)
Minority interest in loss of consolidated
    subsidiary .................................           10            --            --            --            10
                                                   ----------    ----------    ----------    ----------    ----------
Net loss .......................................   $     (263)   $     (840)   $     (716)   $     (892)   $   (2,711)
                                                   ==========    ==========    ==========    ==========    ==========
Per share amounts:
          Net loss .............................   $     (.01)   $     (.02)   $     (.02)   $     (.02)   $     (.06)
                                                   ==========    ==========    ==========    ==========    ==========
Weighted-average shares outstanding ............       42,088        44,756        46,939        47,954        45,446
                                                   ==========    ==========    ==========    ==========    ==========

(21) SUBSEQUENT EVENTS

INTURA SOLUTIONS TRANSACTION

     On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point of sale software products developed and maintained by our Software Solutions segment. In accordance with the asset purchase transaction, Gary Peek terminated his position as vice president and general manager of our Software Solutions segment and immediately thereafter commenced his position with Intura to oversee business operations.

     The primary software products sold by us to Intura were Vision, Relief Manager Plus (RMP), Store Link Plus (SLP), Sell More Pizzas and other legacy products as well as a non-exclusive right to develop and market the Enterprise software. We received a non-dilutable 10% partnership interest in Intura in the transaction and will receive 20% of Intura's revenues received during the next two years, up to a maximum of $100,000. Further, Intura will provide software development maintenance services for the RMP and SLP software for two years (we continue to retain the rights to the maintenance and support revenue from the legacy products).

     We have engaged a third party valuation firm to estimate the value of our 10% ownership interest in Intura. We expect to finalize that accounting during the first quarter of 2005.

LINE OF CREDIT AMENDMENT

     In February 2005, we amended our line of credit with Pacific Mercantile Bank to extend the maturity date from February 1, 2005 to February 11, 2006 (see
Note 9 -- Debt).

LRS LITIGATION SETTLEMENT

     On February 28, 2005, we agreed with LRS to settle and dismiss both lawsuits. Under the terms of the settlement, NTN and LRS each agreed to settle and dismiss the two lawsuits without liability or any payment to the other party. Each party is responsible for its own legal costs. On March 2, 2005, the court dismissed the LRS lawsuit based on this agreement.

                                   SCHEDULE II
                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                       ADDITIONS                     BALANCE AT
ALLOWANCE FOR           BALANCE AT    CHARGED TO                       END OF
DOUBTFUL ACCOUNTS        BEGINNING      EXPENSE     DEDUCTIONS(A)      PERIOD
-----------------       ----------    ----------    -------------    ----------
2004................    $  811,000      436,000        485,000       $  762,000
2003................    $  437,000      243,000       (131,000)      $  811,000
2002................    $  440,000      529,000        532,000       $  437,000

----------
(a) Reflects trade accounts receivable written off during the year, net of amounts recovered.


    See accompanying report of independent registered public accounting firm.

                                INDEX TO EXHIBITS


EXHIBIT NO.                          DESCRIPTION

3.1    --  Amended and Restated Certificate of Incorporation of the Company,
           as amended (4)
3.2    --  Certificate of Designations, Rights and Preferences of Series B
           Convertible Preferred Stock (7)
3.3    --  Certificate of Amendment to Restated Certificate of Incorporation
           of the Company, dated March 22, 2000 (8)
3.4    --  Certificate of Amendment to Restated Certificate of Incorporation
           of the Company, dated March 24, 2000 (8)
3.5    --  By-laws of the Company (2)
3.6    --  Certificate of Amendment to Restated Certificate of Incorporation
           of the Company, dated May 27, 2003 (16)
4.1    --  Specimen Common Stock Certificate (10)
4.2*   --  Stock Option Agreement, dated October 7, 1998, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (5)
4.3*   --  Stock Option Agreement, dated October 7, 1999, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (6)
4.4*   --  Stock Option Agreement, dated January 26, 2001, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (12)
4.5    --  Warrant Certificate issued January 13, 2003 by NTN Communications,
           Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)
4.6    --  NTN Investor Rights Agreement, dated May 7, 2003, by and between
           NTN Communications, Inc. and Media General, Inc. (18)
4.7    --  Buzztime Investor Rights Agreement, dated May 7, 2003, by and among
           NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)
4.8    --  Common Stock Purchase Warrant dated May 7, 2003 issued to Media
           General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (18)
4.9    --  Form of Common Stock Purchase Warrant by and between Roth Capital
           Partners, LLC and NTN Communications, Inc. (14)
10.1   --  License Agreement with NTN Canada (3)
10.2*  --  Employment Agreement, dated October 7, 1998, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (5)
10.3   --  Subscription Agreement dated January 13, 2003 between NTN
           Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)
10.4   --  Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange
           of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003 (19)
10.5   --  Securities Purchase Agreement dated May 5, 2003 by and among NTN
           Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)
10.6   --  Placement Agency Agreement dated January 26, 2004 by and between
           Roth Capital Partners, LLC and NTN Communications, Inc. (14)
10.7   --  Manufacturing Agreement, dated November 25, 1997, by and between
           NTN Communications, Inc. and Climax Technology Co., Ltd. (9)
10.8   --  Office Lease, dated July 17, 2000, between Prentiss Properties
           Acquisition Partners, L.P. and NTN Communications, Inc. (11)
10.9   --  Asset Purchase Agreement dated July 30, 2003 by and among NTN
           Software Solutions, Inc., NTN Communications, Inc., Breakaway International, Inc. and the Seller Shareholders (17)
10.10  --  Asset Purchase Agreement dated December 15, 2003 by and among NTN
           Canada, Inc., NTN Communications, Inc., NTN Interactive Network, Inc. and Chell Group Corporation (15)
10.11* --  Employment Agreement, dated September 9, 2004, by and between NTN
           Communications, Inc. and Stanley B. Kinsey (20)
14.0   --  Code of Ethics for Senior Financial Officers (13)
16.1   --  Letter, dated August 20, 2004, from KPMG to the Securities and
           Exchange Commission regarding change in certifying accountant of NTN (21)
21.1   --  Subsidiaries of Registrant (1)
23.1   --  Consent of HASKELL & WHITE LLP (1)
23.2   --  Consent of KPMG LLP (1)
31     --  Certification of Officers pursuant to Rule 13a-14(a) (1)
32     --  Certification of Officers pursuant to Rule 13a-14(b) (22)

----------

*    Management Contract or Compensatory Plan.
(1)  Filed herewith.
(2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
(3) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference.
(4) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference.
(5) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference.
(6) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
(7) Previously filed as an exhibit to NTN's report on Form 8-K dated October 31, 1997 and incorporated herein by reference.
(8) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
(9) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on March 5, 2001 and incorporated herein by reference.
(10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
(11) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference.
(12) Previously filed as an exhibit to NTN's report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference.
(13) Previously filed as an exhibit to NTN's Form 10-K dated for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(14) Previously filed as an exhibit to NTN's report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.
(15) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
(16) Previously filed as an exhibit to NTN's Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.
(17) Previously filed as an exhibit to NTN's report on Form 8-K dated July 31, 2003 and incorporated herein by reference.
(18) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
(19) Previously filed as an exhibit to NTN's Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.
(20) Previously filed as an exhibit to NTN's Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(21) Previously filed as an exhibit to NTN's report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
(22) Furnished concurrently herewith.