Form 10-K/A
period 2003-12-31
NTN COMMUNICATIONS INC
filed 2005-03-18
CIK 748592

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------


                                   FORM 10-K/A
                                 AMENDMENT NO. 2
                              ---------------------


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
            Index to Consolidated Financial Statements and Schedule......... F-1

                             NTN COMMUNICATIONS INC.

                                EXPLANATORY NOTE
                                ----------------

         WE ARE FILING THIS AMENDMENT NO. 2 TO OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003, FOR THE PURPOSE OF (1) AMENDING
ITEM 9A AND (2) CORRECTING THE CERTIFICATIONS FILED PREVIOUSLY FILED AS EXHIBIT 31 WITH THE ORIGINAL FORM 10-K. IN ADDITION, IN CONNECTION WITH THE FILING OF THIS AMENDMENT, WE ARE FURNISHING CERTAIN OTHER CURRENTLY DATED CERTIFICATIONS OF OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER AS EXHIBITS.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES


    We maintain "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the our disclosure controls and procedures, that such disclosure controls and procedures were effective in providing reasonable assurance of achieving the desired control objectives, and therefore there were no corrective actions taken.


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

Dated: March 18, 2005

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