Form 10-K/A
period 2004-12-31
NTN COMMUNICATIONS INC
filed 2005-05-02
CIK 748592

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

                       DOCUMENTS INCORPORATED BY REFERENCE


     Portions of the definitive proxy statement of NTN Communications, Inc. will be subsequently filed with the Securities and Exchange Commission as to Part III Item Numbers 10, 11, 12, 13 and 14, in each case as specifically referenced herein.

                             10-K/A EXPLANATORY NOTE

     NTN Communications, Inc. is filing this amendment to Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March l6, 2005 (the "Original Filing") to:

          o amend Item 9A to include Management's Report on Internal Control Over Financial Reporting;

          o include a Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting.

     As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

     Except for the amendments described above and updated consents from accounting firms, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----
                                     PART I
 1.   Business............................................................   1
 2.   Properties..........................................................  14
 3.   Legal Proceedings...................................................  15
 4.   Submission of Matters to a Vote of Security Holders.................  15

                                     PART II

 5.   Market for Registrant's Common Equity and Related
         Stockholder Matters..............................................  15
 6.   Selected Financial Data.............................................  17
 7.   Management's Discussion and Analysis of Financial
         Condition and Results of Operation...............................  17
7A.   Quantitative and Qualitative Disclosures About Market Risk..........  39
 8.   Consolidated Financial Statements and Supplementary Data............  39
 9.   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..............................  39
9A.   Controls and Procedures.............................................  39

                                    PART III


10.   Directors and Executive Officers of the Registrant..................  41
11.   Executive Compensation..............................................  41
12.   Security Ownership of Certain Beneficial Owners and Management......  41
13.   Certain Relationships and Related Transactions......................  41
14.   Principal Accountant Fees and Services .............................  41

                                     PART IV

15.   Exhibits and Financial Statement Schedules..........................  41
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

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     We maintain "disclosure controls and procedures", as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in our disclosure controls and procedures, that, except for the material weakness disclosed in Item 9A below, such disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance of achieving the desired control objectives, and therefore there were no corrective actions taken.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of NTN is responsible for establishing and maintaining adequate internal control over financial reporting. NTN's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Throughout much of 2004, management pursued the analysis of its internal controls using significant management and staff time at all levels of the organization; the hiring of a dedicated internal auditor, and the full-time use of an external consulting firm specializing in internal control documentation and testing to guide us in the process. The team reviewed, tested and documented hundreds of internal controls in our significant business cycles and processes to determine where deficiencies in the system might occur in a comprehensive evaluation as to who and/or how the control was initiated, authorized, recorded, processed, or reported.

As of December 31, 2004, the management of NTN represents that in its review of all internal controls deemed to be significant, it did have one material weakness due to inadequate documentation of the design and testing of controls over relevant assertions related to certain significant accounts and disclosures. This pertains to documenting to the degree appropriate how certain controls were initiated, authorized, recorded, processed, tested or reported. Our review found no material deficiencies in the functioning of the underlying control activities themselves. We did not have any audit adjustments to the consolidated financial statements as of and for the year ended December 31, 2004.

According to the guidelines established by INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company's internal control over financial reporting ineffective. Accordingly, based on the matter discussed above, management has concluded that NTN did not maintain effective internal control over financial reporting as of December 31, 2004.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Haskell & White LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-2.1.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is taking steps to strengthen and refine the Company's documentation of the design and testing of those certain controls over relevant assertions related to certain significant accounts and disclosures that were deemed to be in need of strengthening, as follows:

     o We are evaluating certain software programs to help us with the level of detail of our documentation

     o We plan over the coming quarters to expand our current documentation to a greater level of detail.

     o Our internal audit function has made this area the primary focus of our 2005 internal audit plan.

     Except as disclosed above, there has been no change in our internal control over financial reporting identified in connection with our management's evaluation of any change in our internal control over financial reporting that occurred during the fourth fiscal quarter in 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

                                   MANAGEMENT


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information responsive to Part III, Item 10 is included in the definitive Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled "Election of Directors" and "Executive and Director Compensation" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 11. EXECUTIVE COMPENSATION

     Information responsive to Part III, Item 11 is included in the definitive Proxy Statement to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled "Election of Directors", "Executive and Director Compensation" and "Equity Compensation Plan Information" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information responsive to Part III, Item 12 is included in the definitive Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled "Election of Directors" and "Executive and Director Compensation" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to Part III, Item 13 is included in the definitive Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the caption therein entitled "Election of Directors" and is incorporated herein by reference pursuant to General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information responsive to Part III, Item 14 is included in the definitive Proxy Statement, to be filed by Registrant with the SEC pursuant to Regulation 14A, under the caption therein entitled "Principal Accounting Firm Fees" and is incorporated herein by reference pursuant to General Instruction G(3).


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

                                               NTN COMMUNICATIONS, INC.


                                               By: /S/ JAMES B. FRAKES
                                                   ----------------------------
                                                   James B. Frakes
                                                   Chief Financial Officer

Dated: May 2, 2005


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


          SIGNATURE                        TITLE                     DATE
          ---------                        -----                     ----

   /s/ STANLEY B. KINSEY         Chief Executive Officer and      May 2, 2005
-----------------------------      Chairman of the Board
       Stanley B. Kinsey


   /S/ BARRY BERGSMAN            Director                         May 2, 2005
-----------------------------
       Barry Bergsman


   /S/ ROBERT M. BENNETT         Director                         May 2, 2005
-----------------------------
       Robert M. Bennett


   /S/ ESTHER L. RODRIGUEZ       Director                         May 2, 2005
-----------------------------
       Esther L. Rodriguez


   /S/ GARY ARLEN                Director                         May 2, 2005
-----------------------------
       Gary Arlen


   /S/ ROBERT B. CLASEN          Director                         May 2, 2005
-----------------------------
       Robert B. Clasen


   /S/ NEAL FONDREN              Director                         May 2, 2005
-----------------------------
       Neal Fondren


   /S/ MICHAEL FLEMING           Director                         May 2, 2005
-----------------------------
       Michael Fleming

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                           PAGE
                                                                           ----

Reports of Independent Registered Public Accounting Firms...............   F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets as December 31, 2004 and
     2003...............................................................   F-4
  Consolidated Statements of Operations for the years ended
     December 31, 2004, 2003, and 2002..................................   F-5
  Statements of Comprehensive Income (Loss) for the years ended
     December 31, 2004, 2003, and 2002..................................   F-5
  Consolidated Statements of Shareholders' Equity for the
     years ended December 31, 2004, 2003, and 2002......................   F-6
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, 2003, and 2002..................................   F-7
Notes to Consolidated Financial Statements..............................   F-9
Financial Statement Schedule II -- Valuation and
  Qualifying Accounts...................................................   F-35

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



                                                 /s/ HASKELL & WHITE LLP

Irvine, California
March 11, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of NTN Communications, Inc.
Carlsbad, CA

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that NTN Communications, Inc. (NTN) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effects of the material weakness identified in the adequacy of the documentation of the design and testing of controls over financial reporting, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NTN's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.


                                     F-2.1

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. Management concluded that it had a material weakness in the Company's internal control over financial reporting due to inadequate documentation of the design and testing of controls over relevant assertions related to certain significant accounts and disclosures. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 11, 2005 on those consolidated financial statements.

     In our opinion, management's assessment that NTN Communications, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, NTN Communications, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by COSO.



                                                     /s/ HASKELL & WHITE LLP

Irvine, California
April 28, 2005





                                      F-2.2

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


                                                F-32





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