Form 10-Q
period 2005-03-31
NTN COMMUNICATIONS INC
filed 2005-05-11
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

    YES [X]  NO [ ]

    At May 6, 2005, the registrant had outstanding 53,373,000 shares of common stock, $.005 par value.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                               Condensed Consolidated Balance Sheets

                                                                     MARCH 31,
                                                                       2005         DECEMBER 31,
                                   ASSETS (PLEDGED)                 (UNAUDITED)         2004
                                                                   --------------   --------------

Current assets:
    Cash and cash equivalents                                      $   5,678,000    $   6,710,000
    Restricted cash                                                       66,000           66,000
    Accounts receivable, net                                           3,453,000        3,405,000
    Investment available-for-sale                                        485,000          304,000
    Inventory                                                            443,000          399,000
    Deposits on broadcast equipment                                      624,000          534,000
    Deferred costs                                                       990,000          960,000
    Prepaid expenses and other current assets                          1,331,000        1,128,000
                                                                   --------------   --------------
                 Total current assets                                 13,070,000       13,506,000

Broadcast equipment and fixed assets, net                              7,201,000        6,451,000
Software development costs, net                                          831,000          763,000
Deferred costs                                                         1,039,000          922,000
Intangible assets, net                                                 3,468,000        4,011,000
Goodwill                                                               3,658,000        3,658,000
Other assets                                                             135,000           77,000
                                                                   --------------   --------------
                 Total assets                                      $  29,402,000    $  29,388,000
                                                                   --------------   --------------

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $   1,641,000    $   1,590,000
    Accrued expenses                                                   1,333,000        1,125,000
    Revolving line of credit                                             500,000               --
    Accrued salaries                                                     613,000          447,000
    Accrued vacation                                                     623,000          635,000
    Taxes payable                                                        516,000          558,000
    Obligations under capital leases                                     215,000          148,000
    Equipment note payable                                               235,000          620,000
    Deferred revenue - Buzztime                                          270,000          291,000
    Deferred revenue                                                   1,786,000        1,448,000
                                                                   --------------   --------------
                 Total current liabilities                             7,732,000        6,862,000

Obligations under capital leases, excluding current portion              235,000          123,000
Deferred revenue, excluding current portion                              303,000          368,000
                                                                   --------------   --------------
                 Total liabilities                                     8,270,000        7,353,000
                                                                   --------------   --------------

Shareholders' equity:
    Series A 10% cumulative convertible preferred stock,
       $.005 par value, $161,000 liquidation preference,
       5,000,000 shares authorized; 161,000
       shares issued and outstanding at March 31, 2005 and
       December 31, 2004                                                   1,000            1,000
    Common stock, $.005 par value, 84,000,000 shares
       authorized; 53,336,000 and 53,026,000 shares issued and
       outstanding at March 31,2005 and December 31, 2004,
       respectively                                                      265,000          264,000
    Additional paid-in capital                                       109,270,000      109,008,000
    Accumulated deficit                                              (88,116,000)     (86,769,000)
    Accumulated other comprehensive loss                                (288,000)        (469,000)
                                                                   --------------   --------------
                 Total shareholders' equity                           21,132,000       22,035,000
                                                                   --------------   --------------
    Total liabilities and shareholders' equity                     $  29,402,000    $  29,388,000
                                                                   ==============   ==============


          See accompanying notes to unaudited condensed consolidated financial statements



                         NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations (Unaudited)


                                                                  THREE MONTHS ENDED
                                                              MARCH 31,         MARCH 31,
                                                                2005              2004
                                                            ------------      ------------
Revenues:
    Hospitality Technologies revenues                       $  9,213,000      $  8,799,000
    Buzztime revenues                                            294,000            43,000
    Other revenues                                                    --             2,000
                                                            ------------      ------------
          Total revenues                                       9,507,000         8,844,000
                                                            ------------      ------------

Operating expenses:
    Direct operating costs (includes depreciation of
     $728,000 and $668,000 for the three months ended          3,420,000         3,102,000
     ended March 31, 2005 and 2004, respectively
    Non-cash charge related to software product sale             276,000                --
    Selling, general and administrative                        6,326,000         6,144,000
    Litigation, legal and professional fees                      380,000           378,000
    Stock based compensation and payments                        107,000            54,000
    Depreciation and amortization                                255,000           336,000
    Research and development                                      59,000            84,000
                                                            ------------      ------------
          Total operating expenses                            10,823,000        10,098,000
                                                            ------------      ------------
Operating loss                                                (1,316,000)       (1,254,000)
                                                            ------------      ------------
Other income (expense):
    Interest income                                               26,000            19,000
    Interest expense                                             (24,000)          (38,000)
                                                            ------------      ------------
          Total other income (expense)                             2,000           (19,000)
                                                            ------------      ------------
Net loss before income taxes                                  (1,314,000)       (1,273,000
Provision for income taxes                                        33,000            21,000
                                                            ------------      ------------
          Net loss                                          $ (1,347,000)     $ (1,294,000)
                                                            ============      ============
Net loss per common share - basic and diluted:              $      (0.03)     $      (0.02)
                                                            ============      ============
Weighted average shares outstanding - basic and diluted       53,222,000        51,871,000
                                                            ============      ============



                         NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Comprehensive Income (Loss)

                                                                 THREE MONTHS ENDED
                                                              MARCH 31,         MARCH 31,
                                                                2005              2004
                                                            ------------      ------------
Net loss...........................................         $(1,347,000)      $(1,294,000)
                                                            ------------      ------------

Other comprehensive income, net of tax:
  Foreign currency translation adjustments.........                  --           (15,000)
  Unrealized holding gain in investment available
    for sale.......................................             181,000            10,000
                                                            ------------      ------------

Other comprehensive income (loss)..................             181,000            (5,000)
                                                            ------------      ------------
Comprehensive net loss.............................         $(1,166,000)      $(1,299,000)
                                                            ============      ============


      See accompanying notes to unaudited condensed consolidated financial statements





                       NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                THREE MONTHS ENDED
                                                            MARCH 31,       MARCH 31,
                                                              2005            2004
                                                          -------------   -------------
Cash flows from operating activities:
  Net loss                                                $ (1,347,000)   $ (1,294,000)
  Adjustments to reconcile net loss to
   net cash (used in) provided by operating activities:
    Depreciation and amortization                              983,000         940,000
    Provision for doubtful accounts                            278,000          57,000
    Non-cash stock-based compensation and payments             107,000          54,000
    Non-cash charge related to software product sale           276,000              --
    Provision for warranties                                     2,000              --
    Provision for sales returns                                  1,000              --
    Loss from disposition of equipment                          30,000           3,000
    Changes in assets and liabilities:
      Accounts receivable                                     (328,000)       (744,000)
      Inventory                                                (44,000)         46,000
      Deferred costs                                          (147,000)        (55,000)
      Prepaid expenses and other assets                       (196,000)       (152,000)
      Accounts payable and accrued expenses                    444,000         (73,000)
      Provision for income tax                                 (69,000)             --
      Deferred revenue                                         252,000         115,000
                                                          -------------   -------------
        Net cash provided by (used in)
         operating activities                                  242,000      (1,103,000)
                                                          -------------   -------------
Cash flows from investing activities:
  Capital expenditures                                      (1,243,000)       (494,000)
  Acquisition of businesses                                         --         (92,000)
  Software development expenditures                           (151,000)        (59,000)
  Deposits on broadcast equipment                              (91,000)        (41,000)
                                                          -------------   -------------
        Net cash used in investing activities               (1,485,000)       (686,000)
                                                          -------------   -------------
Cash flows from financing activities:
  Principal payments on capital leases                         (59,000)        (44,000)
  Principal payments on equipment notes payable               (384,000)       (276,000)
  Borrowings from revolving line of credit                     500,000              --
  Principal payments on revolving line of credit                    --      (1,000,000)
  Proceeds from issuance of common stock,
   net of offering expenses                                         --      13,001,000
  Proceeds from exercise of stock options and warrants         156,000         101,000
                                                          -------------   -------------
        Net cash provided by financing activities              213,000      11,782,000
                                                          -------------   -------------
Net increase in cash and cash equivalents                   (1,030,000)      9,993,000

Effect of exchange rate on cash                                 (2,000)          2,000

Cash and cash equivalents at beginning of period             6,710,000       2,503,000
                                                          -------------   -------------
Cash and cash equivalents at end of period                $  5,678,000    $ 12,498,000
                                                          =============   =============


    See accompanying notes to unaudited condensed consolidated financial statements

                                           4





                             NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                                                         THREE MONTHS ENDED
                                                                  MARCH 31,             MARCH 31,
                                                                    2005                   2004
                                                                 ----------            -----------

  Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                 $  23,000             $   38,000
                                                                 ==========            ===========
        Income taxes                                             $ 107,000             $   72,000
                                                                 ==========            ===========
  Supplemental disclosure of non-cash investing and
    financing activities:
      Equipment acquired under capital leases and notes payable  $ 239,000             $  306,000
                                                                 ==========            ===========
      Unrealized holding loss (gain) on investments              $(181,000)            $  (10,000)
                                                                 ==========            ===========
      Issuance of warrants in association with equity offering   $       --            $  655,000
                                                                 ==========            ===========
      Supplemental non-cash disclosure of acquisition of
        businesses:
          Goodwill and Intangible assets                         $       --            $   48,000
                                                                 ==========            ===========


          See accompanying notes to unaudited condensed consolidated financial statements

                                                 5

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2005

1. BASIS OF PRESENTATION

   In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and its wholly-owned subsidiaries (collectively, "we" or "NTN") and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to our condensed consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2005.

   The condensed consolidated financial statements for the three months ended March 31, 2005 and 2004 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K/A for the year ended December 31, 2004.

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


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                 2005         2004
                                                                             ------------  -----------

   Net loss                        As reported...........................    $(1,347,000)  $(1,294,000)
                                   Add:  stock option-based employee
                                       compensation expense included in
                                       reported net loss, net of related
                                       tax effects.......................             --         2,000
                                   Deduct: stock-based employee
                                       compensation expense, net of
                                       related tax effects...............       (558,000)     (332,000)
                                                                             ------------  ------------
                                   Pro forma net loss....................    $(1,905,000)  $(1,624,000)
   Basic and diluted net loss      As reported...........................    $     (0.03)  $     (0.02)
   per share
                                   Pro forma.............................    $     (0.04)  $     (0.03)

   The per share weighted-average fair value of stock options granted during the three months ended March 31, 2005 and 2004 was $1.78, and $2.78, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005 -- dividend yield of 0%, risk-free interest rate of 3.73%, expected volatility of 71.1%, and expected life of 4.0 years; and 2004 -- dividend yield of 0%, risk-free interest rate of 2.96%, expected volatility of 91.61%, and expected life of 4.88 years. In compliance with APB No. 25, we expensed $0 and $2,000 for the three months ended March 31, 2005 and 2004, associated with the grants of 80,000 options in 2000 below market value pursuant to the Option Plan.

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

   In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under the stock option and employee stock purchase plan programs. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed on a pro forma basis under SFAS No.123 will be recorded in the consolidated income statement. We are evaluating the alternatives allowed under the standard, which we are required to adopt beginning in the first quarter of 2006. We believe that this new standard will increase our operating losses but that increase will be of a non-cash nature.

3. LOSS PER SHARE

   For the three months ended March 31, 2005 and 2004, the weighted average of options, warrants and convertible preferred stock representing approximately 12,623,000 and 12,045,000 potential common shares, respectively, have been excluded from the computation of net loss per share, as their effect was anti-dilutive.

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

   Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the Buzztime segment and the three segments within the NTN Hospitality Technologies division. NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from advertising sold for distribution via the interactive entertainment service, from its wireless business with restaurant on-site paging systems and from our hardware and software restaurant management and enterprise solutions. NTN Hospitality Technologies revenues comprised approximately 97% of our total revenue for the three months ended March 31, 2005. Buzztime's revenue is primarily generated from the distribution of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties. Included in the operating loss and depreciation and amortization for the three segments included in the NTN Hospitality Technologies division and the Buzztime segment is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments.

   The following tables set forth certain information regarding our segments and other operations:

                                                       THREE MONTHS ENDED
                                                     MARCH 31,     MARCH 31,
                                                       2005          2004
                                                   ------------   ------------
  Revenues
     NTN iTV Network (includes "other revenues")   $ 6,793,000    $ 6,316,000
     NTN Wireless                                    1,466,000      1,539,000
     Software Solutions                                954,000        946,000
                                                   ------------   ------------
     NTN Hospitality Technologies division           9,213,000      8,801,000
     Buzztime                                          294,000         43,000
                                                   ------------   ------------
     Total revenue                                 $ 9,507,000    $ 8,844,000
                                                   ============   ============

 Operating income (loss)
     NTN iTV Network                               $   (33,000)   $   236,000
     NTN Wireless                                       49,000         56,000
     Software Solutions                               (670,000)      (564,000)
                                                   ------------   ------------
     NTN Hospitality Technologies division            (654,000)      (272,000)
     Buzztime                                         (662,000)      (982,000)
                                                   ------------   ------------
     Operating loss                                $(1,316,000)   $(1,254,000)
                                                   ------------   ------------

 Net income (loss)
     NTN iTV Network                               $   (63,000)   $   197,000
     NTN Wireless                                       49,000         55,000
     Software Solutions                               (670,000)      (564,000)
                                                   ------------   ------------
     NTN Hospitality Technologies division            (684,000)      (312,000)
     Buzztime                                         (663,000)      (982,000)
     Net loss                                      $(1,347,000)   $(1,294,000)
                                                   ============   ============

5.   CONTINGENCIES

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

   We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of NTN iTV Network sites, began a sales tax audit. They concluded that our services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our services are not provided for the purpose of amusing our customers but to provide our customers the right to use our games to provide amusement to others. The service is designed to encourage patrons to visit our customers' establishments, stay longer and spend more. As such, we believe our services are tax exempt promotional and marketing services and fall outside the definition of amusement services as defined by the Texas tax code. We have successfully argued this position regarding amusement services with other states. We have appealed the assessment and the matter is currently at the administrative appeals level. We have retained a team of sales and use tax specialists in Texas to assist us in this matter. We are seeking to reach a mutually agreeable conclusion at the administrative appeals level and we expect that a conclusion may be reached by the end of 2005. In the event the matter is not resolved at administrative appeals, we would likely take the matter before the District Court. At the District Court level, we would anticipate a resolution no earlier than 2006. While we believe that we have a strong position in this matter, there can be no assurance that we will resolve this matter in our favor.

   The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

6.    DEFERRED REVENUE - BUZZTIME

   In February 2003, we entered into a Trial Agreement with Comcast Cable Communications Management LLC (Comcast) that involves developing the Buzztime Channel for potential deployment within that operator's system. The Trial Agreement was amended on March 31, 2005 to include payments of license fees and development costs. The Trial Agreement now runs through December 2005. During the three months ended March 31, 2005, we recognized $198,000 of revenue under the Trial Agreement compared to $10,000 recognized in the three months ended March 31, 2004.

   The cable operator has the right under the Trial Agreement to apply 50% of certain amounts paid under the agreement against future development and/or license fees paid by that operator to us for the carriage of the Buzztime channel through December 2005. As of March 31, 2005, $250,000 of payments made by Comcast to us under the Trial Agreement have not yet been recognized as revenue due to this right and are included in deferred revenue-Buzztime on the accompanying condensed consolidated balance sheet. The other $20,000 of deferred revenue - Buzztime on the accompanying condensed consolidated balance sheet relates to $14,000 of deferred revenue relating to an agreement with ICTV, Inc. and $6,000 of deferred revenue relating to our wireless cell phone agreement with Airborne Entertainment.

7.    SALE OF SOFTWARE PRODUCTS

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

   We engaged a third party valuation firm to assist in determining the fair value of our 10% ownership interest in Intura. Based upon that analysis, we concluded that the fair value of our investment in Intura was approximately $69,000. Additionally, based on that analysis, we considered whether this transaction resulted in any impairment of the goodwill in the Software Solutions segment and we concluded that it did not result in any such impairment. The sale of the software products, which we carried as part of our intangible assets, resulted in a one-time, non-cash charge of $276,000. That amount would have been amortized over the remaining four year life of those intangible assets if they had been retained by the Company.

8.    ACCUMULATED OTHER COMPREHENSIVE LOSS

   Accumulated other comprehensive loss is the combination of accumulated net unrealized losses on investment available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada and of our U.K. operations into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period. For the three months ended March 31, 2005 and 2004, the components of accumulated other comprehensive loss were as follows:

                                              Three Months Ended
                                         March 31, 2005    March 31, 2004
                                         --------------    --------------
Beginning balance                         $  (469,000)      $  (628,000)

Unrealized gain (loss) during period
  in investment available-for-sale            181,000            10,000

Foreign currency translation
  adjustments                                      --           (15,000)
                                         --------------    --------------
Ending balance                            $  (288,000)      $  (649,000)
                                         ==============    ==============

The comprehensive losses for the three months ended March 31, 2005 and 2004 were as follows:

                                               Three Months Ended
                                         March 31, 2005    March 31, 2004
                                         --------------    --------------
   Net loss                               $(1,347,000)      $(1,294,000)
   Comprehensive income (loss)                181,000            (5,000)
                                         --------------    --------------
   Comprehensive net loss                 $(1,166,000)      $(1,299,000)
                                         ==============    ==============

9.    LINE OF CREDIT

   In February 2005, we amended our $1 million line of credit with Pacific Mercantile Bank to extend the maturity date from February 1, 2005 to February 11, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

   THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS REFLECT FUTURE EVENTS, RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES, INCLUDING STATEMENTS RELATED TO OUR STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND FINANCIAL POSITION OF NTN COMMUNICATIONS, INC. AND ITS SUBSIDIARIES. FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND OUR CURRENT EXPECTATIONS, ESTIMATES, FORECASTS, AND PROJECTIONS ABOUT THE INDUSTRIES IN WHICH WE OPERATE AND THE BELIEFS AND ASSUMPTIONS OF MANAGEMENT. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "COULD," "TARGETS," "PROJECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "MAY," "WILL," "WOULD," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION, ANY STATEMENTS WHICH REFER TO PROJECTIONS OF OUR FUTURE FINANCIAL PERFORMANCE, OUR ANTICIPATED GROWTH AND TRENDS IN OUR BUSINESSES, AND OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES, ARE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED THAT THESE FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT MAY BE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 UNDER THE SECTION ENTITLED "RISK FACTORS," AND IN OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT FOR ANY REASON.

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


                                                      THREE MONTHS ENDED MARCH 31,
                                                     2005                    2004
                                               -------------------    -------------------
REVENUES
--------
NTN Hospitality Technologies division
  (includes "other revenues")..........        $  9,213,000    97%    $ 8,801,000    99%
Buzztime...............................             294,000     3%         43,000     1%
                                               -------------  ----    ------------  ----
          Total........................        $  9,507,000   100%    $ 8,844,000   100%
                                               =============  ====    ============  ====

OPERATING INCOME (LOSS)
-----------------------
NTN Hospitality Technologies division..        $   (654,000)          $  (272,000)
Buzztime...............................            (662,000)             (982,000)
                                               -------------          ------------
          Total........................        $ (1,316,000)          $(1,254,000)
                                               =============          ============

   NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from its wireless business with restaurant on-site paging systems, and from its hardware and software enterprise solutions.

   Buzztime's revenue is primarily generated from the distribution of its interactive game content and live "Play-Along" sports games as well as revenue related to development and production services for third parties.

   Our objective is to leverage our unique interactive entertainment as a means of growing our business units--first, as a leading provider of interactive communications, entertainment and software offerings to the hospitality industry through the NTN Hospitality Technologies division. Second, as a developer and distributor of interactive entertainment for consumer markets through interactive television and wireless devices via Buzztime. To accomplish our objectives we are pursuing business strategies to:

   o Increase the number of hospitality locations serviced by the NTN iTV Network, NTN Wireless and Software Solutions. We intend to accomplish this increase by expanding our product offerings to include more value-added services, adding personnel to our sales force, developing new dealer relationships and providing new and updated content on a regular basis. Our NTN iTV Network now includes the new NTN BlastTM featuring six new types of entertainment that can be played on our network, including Extreme Sports programming, irreverent word-based games and popular card games like Blackjack and Texas Hold'em Poker.

   o Increase revenue by launching the NTN iTV Network in the United Kingdom in 2005. We are currently conducting a trial to test the product in 11 pub locations. We expect to enter into agreements with pub owners later on in 2005 to launch the NTN iTV Network in the United Kingdom.

   o Develop and distribute the Buzztime Channel and other games to cable TV and satellite TV operators with the intent to remain a leading U.S. multi-player interactive television game channel. We have adapted or are planning to adapt our interactive game content and technology to the leading interactive television platforms and intend to develop new content and license additional game content for deployment into the U.S. digital cable interactive television market. As Buzztime gains distribution with cable television operators, we expect to increase revenue through three sources: license fees paid by local cable television operators; fees paid by interactive television home subscribers for premium services or pay-per-play transactions; and advertising revenue.

      We are also making efforts to make the Buzztime-branded games available to other consumer platforms with the intent of realizing new sources of licensing revenue, enhancing the value of the Buzztime brand and, in turn, improving the value of our brand to the cable TV operators. To that end, we have licensed the Buzztime-branded trivia game content under an agreement with a retail game and toy company to manufacture and market Buzztime trivia cards and an electronic plug-and-play TV game for 2005. We have also licensed certain Buzztime-branded trivia games to a wireless entertainment production company for distribution to North American wireless carriers as a consumer subscription game service. Furthermore, we have entered into an agreement with a provider of airline in-flight entertainment to provide trivia game content to passengers on iTV-enabled airlines.

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

   o We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on Staff Accounting Bulletin 104 (SAB 104), we amortize these amounts over an estimated average life of a customer relationship. Currently, we estimate that the average customer life is three years.

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

   o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. During the three months ended March 31, 2005, we modified our methodology for determining our allowance for doubtful accounts based upon an increasing number of our customers that pay us under electronic payment methods such as credit cards and direct debits to their checking accounts and by segment. We estimate our allowance based on:

         o For iTV customers that pay under credit terms, we fully reserve for all the customers that have terminated our iTV Network service or had their service suspended. Additionally, we reserve three percent of outstanding balances for all unreserved customer balances.
         o For domestic and Canadian iTV customers that pay under electronic payment arrangements, we fully reserve for all the customers that have terminated our iTV Network service or had their service suspended. Additionally, we fully reserve for all receivables over 60 days past due. We then reserve three percent of outstanding balances for all unreserved customer balances.
         o For Software Solutions and NTN Wireless customers, we reserve five percent of outstanding balances for all unreserved customer balances.

   Beyond the above allowance parameters, we also may increase the reserve based on our business judgment.

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

   o We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At March 31, 2005 the net amount of $7,126,000 of goodwill and intangible assets represented 24.2% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.
      142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

      We annually perform tests for goodwill impairment as required by SFAS 142. We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

   o In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under the stock option and employee stock purchase plan programs. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No.123 will be recorded in the consolidated income statement. We are evaluating the alternatives allowed under the standard, which we are required to adopt beginning in the first quarter of 2006. We believe that this new standard will increase our operating losses in the future but that increase will be of a non-cash nature.

   We do not have any of the following:

   o Off-balance sheet arrangements except for purchase orders and commitments, and operating leases;

   o Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

   o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in Note 16 - Related Parties or in Note 21 - Subsequent Events in our Form 10-K/A for the year ended December 31, 2004,
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (which item is incorporated by reference to our definitive proxy statement) or which are so non-material to fall below the materiality threshold of such item.

   ASSESSMENTS OF FUNCTIONAL CURRENCIES. The U.S. dollar is the functional currency of all of the Company's operations except for the Canadian operations and the trial in the United Kingdom.

C.    RESULTS OF OPERATIONS

1. THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

   Operations for the three months ended March 31, 2005 resulted in a net loss of $1,347,000 compared to a net loss of $1,294,000 for the three months ended March 31, 2004.

REVENUES

   The revenues of the NTN Hospitality Technologies division increased by $412,000, or 4.7%, to $9,213,000 for the three months ended March 31, 2005 from $8,801,000 for the three months ended March 31, 2004. The revenue contribution from the three operating segments of the division for the three months ended March 31, 2005 and 2004 are shown in the following table:

             COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                             Three Months Ended March 31,
                                             ---------------------------
                                           2005          2004         Change
                                           ----          ----         ------
     NTN iTV Network*                 $ 6,793,000    $ 6,316,000    $ 477,000
     NTN Wireless                       1,466,000      1,539,000      (73,000)
     Software Solutions                   954,000        946,000        8,000
                                      -----------    -----------    ----------
       Total Revenue of Division      $ 9,213,000    $ 8,801,000    $ 412,000

   (* For the purpose of this analysis, the NTN iTV Network's revenues include $0 and $2,000 of "other" revenues for the three months ended March 31, 2005 and 2004, respectively.)

   Within the NTN iTV Network segment there are several revenue contributors, including our subscription revenue from core hospitality operations, revenue from our Canadian operations, advertising revenue and installation revenue. The primary revenue components are broken out in the following table:

                               COMPONENTS OF NTN ITV NETWORK REVENUE

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                               2005          2004          Change
                                                              ------        ------        --------
  U.S. Subscription Revenues                                $5,557,000     $5,049,000     $508,000
  Subscription and Installation Revenue from Canadian
    Operations                                                 868,000        825,000       43,000
  Advertising and Special Events Revenue - United States       108,000        177,000      (69,000)
  Advertising Revenue and Special Events - Canada               81,000         92,000      (11,000)
  U.S. Installation Revenue                                    179,000        173,000        6,000
                                                            ----------     ----------     ---------
    NTN iTV Network                                         $6,793,000     $6,316,000     $477,000

   As noted in the above table, our subscription revenue from core domestic hospitality operations increased by $508,000, or 10.1%, in the first quarter of 2005 due to an increase in net site count and a higher average price on installed sites compared to terminated sites. Additionally, our Canadian subscription and installation revenue increased by $43,000, or 5.2%, in the first quarter of 2005. We believe that a large portion of this site count and revenue growth can be attributed to our new programming content, including our Texas Hold `Em card game.

   In the three months ended March 31, 2005, the NTN iTV Network generated domestic advertising and special events revenue of approximately $108,000 compared to approximately $177,000 in the three months ended March 31, 2004. The primary reason for the $69,000 decline in domestic advertising revenue was due to a major advertising campaign in the 2004 period without a comparable campaign in the 2005 period.

   In the three months ended March 31, 2005, we added a net number of 45 new sites in the United States compared to a net decrease of 74 new domestic sites in the three months ended March 31, 2004. This site count increase was the largest first quarter net addition of domestic sites in eight years. The NTN iTV Network customer site count in the United States at March 31, 2005 was 3,354. This was an increase of 307 sites over March 31, 2004.

   In the three months ended March 31, 2005, we added a net number of 9 new sites in Canada. Our Canadian site count at March 31, 2005 was 360.

   Revenues from NTN Wireless decreased by $73,000 from $1,539,000 in the three months ended March 31, 2004 to $1,466,000 in the three months ended March 31, 2005. This decrease occurred because the first quarter of 2004 included a wide roll-out to a restaurant chain while the first quarter of 2005 did not include such a roll-out.

   Revenues from Software Solutions increased by $8,000 from $946,000 in the three months ended March 31, 2004 to $954,000 in the three months ended March 31, 2005.

   Buzztime revenues increased $251,000 to $294,000 in the three months ended March 31, 2005 from $43,000 in the three months ended March 31, 2004. The primary components in the $251,000 revenue increase were an incremental $188,000 revenue under the Trial Agreement with Comcast Cable that related to a combination of technology development work, equipment installations and license fees and an incremental $40,000 in consumer subscription fees via our distribution through wireless/mobile phones and satellite television companies.

   As a result of the above factors, NTN's consolidated revenues increased $663,000, or 7.5%, to $9,507,000 in the three months ended March 31, 2005 from $8,844,000 in the three months ended March 31, 2004.

OPERATING EXPENSES

   Consolidated direct operating costs increased $318,000, or 10.3%, to $3,420,000 in the three months ended March 31, 2005 from $3,102,000 in the three months ended March 31, 2004. The following table compares the direct costs for each of our operating segments between the three months ended March 31, 2005 and 2004:

                                        DIRECT OPERATING COSTS

                                               Three Months Ended March 31,
                                            2005           2004         Change
                                           ------         ------       --------
   NTN iTV Network                       $2,098,000     $1,635,000    $ 463,000
   NTN Wireless                             910,000      1,010,000     (100,000)
   Software Solutions                       108,000        173,000      (65,000)
                                         ----------     ----------    ----------
     Hospitality Technologies division    3,116,000      2,818,000      298,000
   Buzztime                                 304,000        284,000       20,000
                                         ----------     ----------    ----------
       Consolidated                      $3,420,000     $3,102,000    $ 318,000
                                         ==========     ==========    ==========

   The primary driver in the $318,000 increase in our direct operating costs was the $463,000 increase in the direct operating costs in the NTN iTV Network. The reductions in direct operating costs in the NTN Wireless and Software Solutions segments helped partially offset the increase in the NTN iTV Network segment.

   The $463,000 increase in the NTN iTV Network's direct operating costs came from a variety of factors, including:

   o $193,000 of the increase came from NTN Canada. The largest single component of the increase in NTN Canada was an increase in direct depreciation of $79,000 due to installation of new site equipment at new and existing sites. Prior to our acquisition of that operation, the site equipment in Canada was largely fully depreciated. Another $66,000 of the increase in NTN Canada was from a combination of increased installation and technical site service expenses associated with the installation and conversion to new technology of a significant percentage of the Canadian installed base;
   o $56,000 of direct expenses related to our trial in the UK without any corresponding expenses in the three months ended March 31, 2004;
   o $86,000 came from an increase in direct depreciation due to installation of new site equipment at new and existing sites domestically as a function of our increase in net site count;
   o $79,000 of the increase came from increased technical site service expense. This expense was due to an increase in the number of technical service visits to our sites. We believe that certain software releases that we made to our game play software relating to our new content may have caused some of this increased activity; and,
   o $60,000 of the increase came from increased domestic installation expense. This expense was due to our continued site count growth.

   The $100,000 decrease in the direct operating costs of NTN Wireless was largely related to the lower level of cost of goods sold associated with the NTN Wireless revenue decrease of $79,000 noted above. Our gross margin in the NTN Wireless segment in the three months ended March 31, 2005 was 37.9%, a 3.5% increase over the 34.4% gross margin we recorded in the three months ended March 31, 2004.

   The $65,000 decrease in the direct operating costs of Software Solutions was largely related to a reduced level of costs of goods sold associated with hardware shipments in the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Our gross margin in the Software Solutions segment in the three months ended March 31, 2005 was 88.7%, which represented a 7.0% increase over the 81.7% gross margin we recorded in the three months ended March 31, 2004.

   The $20,000 increase in the direct operating costs of Buzztime was primarily due to a $17,000 increase in direct depreciation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Consolidated selling, general and administrative expenses (SG&A) increased $182,000 or 3%, to $6,326,000 in the three months ended March 31, 2005 from $6,144,000 in the three months ended March 31, 2004. The following table compares the selling, general and administrative expenses for each of our operating segments between the three months ended March 31, 2005 and 2004:

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                Three Months Ended March 31,
                                             2005         2004         Change
                                            ------       ------       --------
   NTN iTV Network                       $4,103,000    $3,765,000    $338,000
   NTN Wireless                             429,000       386,000      43,000
   Software Solutions                     1,181,000     1,272,000     (91,000)
                                         ----------    -----------   ---------
      Hospitality Technologies division   5,713,000     5,423,000     290,000
   Buzztime                                 613,000       721,000    (108,000)
                                         ----------    ----------    ---------
       Consolidated                      $6,326,000    $6,144,000    $182,000
                                         ==========    ==========    =========

   The $338,000 SG&A increase in the NTN iTV Network segment came from a variety of factors, including:

      o  increased bad debt expense of $176,000;
      o $127,000 of SG&A expenses related to our trial in the UK without any corresponding expenses in the three months ended March 31, 2004;
      o Increased domestic sales commissions of $72,000 relating to the increase in new site sales:

      o Increased marketing and travel and entertainment expenses of $97,000 associated with the launch of NTN BlastTM content and the new iTV dual-channel technology platform and rollout of an independent dealer network; and
      o The above increases were partially offset by a $121,000 reduction in Canadian SG&A expenses, which primarily arose out of personnel reductions.

   The $43,000 increase in the SG&A expenses of NTN Wireless was primarily due to personnel increases.

   The $91,000 reduction in the SG&A expenses of Software Solutions was primarily due to personnel reductions.

   The $108,000 reduction in the SG&A expenses of Buzztime was primarily due to personnel reductions

NON-CASH CHARGE RELATED TO SOFTWARE PRODUCT SALE

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

   We engaged a third party valuation firm to estimate the value of our 10% ownership interest in Intura. They concluded that the fair value of our investment in Intura was approximately $69,000. They also concluded that there was no impairment of the goodwill in the Software Solutions segment as a result of this transaction. The transfer of the software products, which we carried as part of our intangible assets, resulted in a one-time, non-cash charge of $276,000.

LITIGATION, LEGAL AND PROFESSIONAL FEES

   Litigation, legal and professional fees increased $2,000 to $380,000 in the three months ended March 31, 2005 compared to $378,000 in the three months ended March 31, 2005. The litigation, legal and professional fees in the three months ended March 2005 included $113,000 of Sarbanes-Oxley-related expenses with no comparable expense in the 2004 period, $161,000 in legal fees, which represented a decrease of $123,000 from the March 2004 period, and $63,000 of audit fees (excluding $90,000 of fees related to the internal control part of the audit, which are included in the Sarbanes-Oxley-related expenses noted above), which represented a $7,000 decrease from our audit fees in the 2004 period.

STOCK BASED COMPENSATION AND PAYMENTS

   Stock based compensation and payment expense increased by $53,000, or 98.1%, to $107,000 in the three months ended March 31, 2005 compared to $54,000 in the three months ended March 31, 2004. This increase largely arises from recognition of non-cash expense associated with the grants of certain deferred stock units to our executives in 2004 under the 2004 Performance Incentive Plan.

DEPRECIATION AND AMORTIZATION EXPENSES

   Depreciation and amortization not related to direct operating costs decreased by $81,000, or 24.1%, to $255,000 in the three months ended March 31, 2005 from $336,000 in the three months ended March 31, 2004 due to certain assets becoming fully depreciated.

RESEARCH AND DEVELOPMENT EXPENSES

   Research and development expenses decreased $25,000 to $59,000 in the three months ended March 31, 2005 from $84,000 in the three months ended March 31, 2004, due primarily to the completion of certain projects for the iTV network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

   Interest income in the three months ended March 31, 2005 was $26,000 compared to $19,000 in the three months ended March 31, 2004.

   Interest expense decreased $14,000, or 36.8%, to $24,000 in the three months ended March 31, 2005, compared to $38,000 in the three months ended March 31, 2004, due primarily to lower average balances on our line of credit.

INCOME TAXES

   The NTN Hospitality Technologies division is expected to report taxable income for the year ended December 31, 2005. For federal income tax reporting purposes and in unitary states where NTN may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, NTN Hospitality Technologies recorded a tax provision of $33,000 in the three months ended March 31, 2005. This was a $12,000 increase over the $21,000 provision for income taxes recorded in the three months ended March 31, 2004.

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

   Our EBITDA decreased by $19,000 to negative $333,000 in the three months ended March 31, 2005 from EBITDA of $314,000 in the three months ended March 31, 2004. This EBITDA decrease was primarily due to the $53,000 increase in our net loss in the three months ended March 31, 2005.

   The following table reconciles our net loss per GAAP to EBITDA:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                               -----------------------------
                                                   2005             2004
                                               -----------------------------
      EBITDA CALCULATION

      Net loss per GAAP                        $(1,347,000)     $(1,294,000)
             Interest expense (net)                 (2,000)          19,000
           Depreciation and amortization           983,000          940,000
             Income taxes                           33,000           21,000
                                               ------------     ------------
      EBITDA                                   $  (333,000)     $  (314,000)
                                               ============     ============

On a segment basis, our segments generated EBITDA levels as presented below:


      ($000)                                                    THREE MONTHS ENDED
                                                                  MARCH 31, 2005
                                      --------------------------------------------------------------------
      EBITDA CALCULATION:
                                         NTNiTV        NTN      SOFTWARE      HOSP.
                                         NETWORK     WIRELESS   SOLUTIONS   TECH DIV.  BUZZTIME     TOTAL
                                         -------     --------   ---------   ---------  --------     -----

      Net income (loss)                   $(63)       $49        $ (670)     $(684)     $(663)    $(1,347)

        Interest expense (net)              (3)        --            --         (3)         1          (2)
        Depreciation and amortization      709         26            92        827        156         983
        Income taxes                        33         --            --         33         --          33
                                          -----       ----       -------     ------     ------    --------
      EBITDA                              $676        $75        $ (578)      $173      $(506)    $  (333)
                                          =====       ====       =======     ======     ======    ========

      ($000)                                                    THREE MONTHS ENDED
                                                                  MARCH 31, 2004
                                      --------------------------------------------------------------------

      EBITDA CALCULATION:
                                         NTN iTV       NTN      SOFTWARE      HOSP.
                                         NETWORK     WIRELESS   SOLUTIONS   TECH DIV.  BUZZTIME     TOTAL
                                         -------     --------   ---------   ---------  --------     -----

      Net income (loss)                   $197        $55        $ (564)     $(312)     $(982)    $(1,294)

        Interest expense (net)              19         --            --         19         --          19
        Depreciation and amortization      686         36            97        819        121         940
        Income taxes                        21         --            --         21         --          21
                                          -----        --        -------     ------     ------    --------
      EBITDA                              $923        $91        $ (467)     $ 547      $(861)    $  (314)
                                          =====       ====       =======     ======     ======    ========


LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 2005, we had cash and cash equivalents of $5,678,000 and working capital (current assets in excess of current liabilities) of $5,338,000, compared to cash and cash equivalents of $6,710,000 and working capital of $6,644,000 at December 31, 2004. Net cash provided by (used in) operating activities was $242,000 for the three months ended March 31, 2005 and $(1,103,000) for the three months ended March 31, 2004, or a $1,345,000 increase in cash provided by operating activities.

   The primary causes of this $1,345,000 increase in the cash generated by our operating activities were:

   o the non-cash nature of the $276,000 charge related to the Intura transaction, the $221,000 increase in the provision for doubtful accounts, and the $53,000 increase in stock-based compensation charges, which while they decreased our earnings had no impact on our cash generated from operating activities,
   o we used $416,000 less cash supporting the growth of our accounts receivable and the increase in our accounts payable and accrued expenses generated an increase of $517,000 of incremental cash, and
   o an increase in the use of cash associated with the change in deferred revenue of $137,000. The increase in the deferred revenue was due to the growth of new sites in our NTN iTV Network as discussed above.

   Net cash used in investing activities was $1,485,000 for the three months ended March 31, 2005 compared with $686,000 for the three months ended March 31, 2004. Included in net cash used in investing activities for the three months ended March 31, 2005 were $1,243,000 in capital expenditures largely related to the increase in our NTN iTV Network sites, $91,000 of deposits on broadcast equipment and $151,000 of capitalized software development expenditures. The primary components of net cash used in investing activities for the three months ended March 31, 2004 were $494,000 of capital expenditures, $92,000 of incremental cash usage relating to our acquisitions, $59,000 in deposits on broadcast equipment and $41,000 of capitalized software development expenditures.

   Net cash provided by financing activities was $213,000 for the three months ended March 31, 2005 compared to $11,782,000 for the three months ended March 31, 2004. The cash provided by financing activities for the three months ended March 31, 2005 included $500,000 in borrowings on our revolving line of credit and $156,000 in cash generated from the exercise of stock options and warrants. Those cash inflows were partially offset by $384,000 in principal payments on equipment note payable and $59,000 in principal payments on capital leases. The $11,782,000 in cash provided by financing activities in the three months ended March 31, 2004 included $13,001,000 of net proceeds from our equity offering in January 2004 and $101,000 from the exercise of stock options and warrants. These proceeds were partially offset by $1,000,000 of principal payments on the revolving line of credit, $276,000 of principal payments on equipment notes payable and $44,000 of principal payments on capital leases.

FUTURE FINANCING NEEDS

   Our liquidity and capital resources, while stronger than in recent years, remain limited and this may constrain our ability to operate and grow our business.

   In 2004 and year to date in 2005, we experienced the most significant increase in domestic iTV site sales in seven years. We had 1,000 domestic site sales in 2004 compared with an average of less than 700 per year over the previous six years. In the three months ended March 31, 2005, we had 348 domestic site sales compared with 237 site sales in the three months ended March 31, 2004. We believe this sales increase can be attributed in large part to our announcement in February 2004 of the planned deployment of a wireless electronic multi-player version of the popular poker game, Texas Hold `Em, on our iTV Network in early 2005. Additionally, we are half way through the conversion of approximately 350 Canadian iTV Network sites to our newest iTV2 technology, which allows the play of Texas Hold `Em, as well as other new game content.

   On February 6, 2005, we announced the deployment of Texas Hold `Em to all of our iTV2 sites, which numbered about 900 in North America. Over the first two months of 2005, we have witnessed continued strong growth of sales for the NTN iTV Network. At the Nightclub and Bar trade show in early March 2005, which is one of our strongest trade shows, we had continued strong sales success. We see no signs of this sales growth abating. Each new site requires a capital investment of approximately $5,000 when connected to the iTV Network via VSAT satellite technology or, if connected through DSL broadband, approximately $3,200. Thus, even though we believe there is a high likelihood that we have sufficient cash to operate our businesses through 2005, we may decide to bolster cash reserves during the year due to the capital requirements associated with the equipment installations arising out of these high sales levels being achieved.

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

   A primary driver of capital use over the past two years has been the cost of deploying the VSAT technology in our NTN iTV Network. For more than ten years, we transmitted our data through the FM2 satellite one-way platform. In 2003, we were informed that this platform would no longer be available to us after February 2005. After considering several alternative delivery channels, we entered into equipment purchase and satellite service agreements in 2003 to convert the iTV Network to a much higher speed, two-way VSAT (Very Small Aperture Technology) satellite technology over the two-year period ending February 2005. These agreements were with the same reseller of satellite services that provides the FM2 satellite platform to us. The VSAT technology is more expensive than FM2, and, with our strong sales in 2004, our cash usage increased to fund the new installations.

   On January 20, 2005, after learning that the FM2 platform life was being extended, we amended our agreements with our satellite services provider to push out the expiration date on the FM2 satellite platform to February 2007 and to modify our VSAT equipment purchase and satellite service agreements. The amendments will help us in three ways: First, the modification to the equipment purchase agreement eliminates the requirement to purchase and install a specific amount of VSAT equipment. Second, the flexibility will enable us to utilize non-satellite based data transmission platforms, such as digital subscriber lines (DSL), wireless connectivity or cable modems, for customer sites where such platforms may be appropriate. The Company has begun installing some sites with DSL connectivity in areas that cannot be reached by VSAT, which lowers the cost of the installations by a significant amount of approximately $1,800 per site. Third, the amendment allow us to slow our rate of converting sites from the FM2 system to the new VSAT platform over the remainder of the amended FM2 satellite services agreement, which is now scheduled to end in February 2007. As of March 31, 2005, approximately 41% of our domestic sites had been converted to VSAT equipment. We anticipate that with the extension of FM2 sites, an increasing number of DSL installations and the revised VSAT agreement, North America installation costs overall and installation costs per site over the coming years will trend down from what was seen in 2003 and 2004.

   We also believe that, as in 2004, NTN Canada will continue to require a significant amount of capital investment. We acquired the NTN Canada Network assets of our Canadian licensee in December 2003. The previous owner had not converted the Canadian customer base to DITV during the 1999 to 2001 period when our domestic sites were converted, and the Canadian Network had become antiquated and was rapidly losing customers. Following the purchase, we have been in the process of upgrading the technology for all 350 active sites there. Through March 31, 2005, approximately 68% of the Canadian sites had been converted to iTV2, our newest technology platform, and connected via either VSAT or DSL communication platforms. Over the next 12 months we plan to convert the remainder of our current customer base at a cost on the order of $450,000. However, we believe that these Canadian capital expenditures will be financed through the operating cash flow we generate in Canada.

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

   We also have taken actions to reduce our operating losses in two of the segments that produced losses in 2004 as follows:

   Software Solutions Segment - We reduced the workforce by 7 employees in December 2004 and, in February 2005, we sold off the Vision/point of sale product line, which had produced losses, to Intura (see note 7). We obtained a 10% ownership in Intura as part of the transaction.

   Wireless Segment - This segment would have been profitable in 2004 if it had not borne $450,000 in costs successfully defending the Long Range Systems ("LRS") litigation and has posted a profit in the three months ended March 31, 2005, despite spending an additional $40,000 to resolve the lawsuit. We recently settled that litigation and we believe that segment should produce operating profits going forward

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to risks related to, stock market fluctuations, interest rates and currency exchange rates. As of March 31, 2005, we owned common stock of an Australian company that is subject to market risk. At March 31, 2005, the carrying value of this investment was $485,000, which is net of a $332,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At March 31, 2005, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $49,000 in the carrying value of the investment. As of March 31, 2005 we also had cash equivalents of approximately $4 million invested primarily in short-term government bonds that is subject to market risk.

   We also face currency exchange risk with our operations in Canada. NTN Canada earned approximately Canadian $417,000 (or U.S. $340,000) before corporate overhead and taxes in the three months ended March 31, 2005. A hypothetical 10% decline in the value of the Canadian dollar versus the United States dollar would reduce the stated contribution from that unit to the NTN iTV Network segment by that same 10%.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

   Based on our management's evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that, subject to the limitations described below, our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

   Under Auditing Standard No. 2 as defined by the PCAOB, a material weakness is a significant deficiency, or a combination of significant deficiencies, that result in more than likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified that, as of December 31, 2004, there was inadequate documentation of the design and testing of controls over relevant assertions related to certain significant accounts and disclosures. This pertains to documenting to the degree appropriate how certain controls were initiated, authorized, recorded, processed, tested or reported. Our review found no material deficiencies in the functioning of the underlying control activities themselves. We also did not have any audit adjustments to the consolidated financial statements as of and for the year ended December 31, 2004. We are currently designing and implementing improved controls and processes to address the weakness described above.

   We currently are unable to determine when the above noted material weaknesses will be fully remediated. However, because remediation will not be completed until we have completed staffing changes and strengthened the pertinent controls, we believe that the material weaknesses noted above continued to exist at March 31, 2005. In addition, we presently do not believe that we will be able to completely remediate the by the end of our second quarter of fiscal 2005, and we presently anticipate that we will report in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2005 that the material weakness continues to exist.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

   Since our final evaluation as of December 31, 2004, we have had a significant change in our internal controls. Previously, all of the accounting functions and process for NTN Canada and NTN Software Solutions were decentralized and performed in our Toronto, Canada and Arlington, Texas offices respectfully. As of January 1, 2005 we started to migrate these functions to our Carlsbad, California offices to be integrated along with our NTN iTV Network and Buzztime operations. As of March 31, 2005, these changes have been completed. We also began our operations in the U.K. in the three months ended March 31, 2005. The accounting functions related to the U.K. are also based in our Carlsbad, California offices.

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

   On March 2, 2005, the court dismissed the LRS lawsuit in accordance with our agreement with LRS to settle and dismiss both lawsuits. Under the terms of the settlement, NTN and LRS each agreed to settle and dismiss the two lawsuits without liability or any payment to the other party. Each party is responsible for its own legal costs.

   We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (4)
     3.2 Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (7)
     3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 22, 2000 (8)
     3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 24, 2000 (8)
     3.5    By-laws of the Company (2)
     3.6 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 27, 2003 (15)
     4.1    Specimen Common Stock Certificate (10)
     4.2* Stock Option Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (5)
     4.3* Stock Option Agreement, dated October 7, 1999, by and between NTN Communications, Inc. and Stanley B. Kinsey (6)
     4.4* Stock Option Agreement, dated January 26, 2001, by and between NTN Communications, Inc. and Stanley B. Kinsey (12)
     4.5 Warrant Certificate issued January 13, 2003 by NTN Communications, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (18)
     4.6 NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Communications, Inc. and Media General, Inc. (17)
     4.7 Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (17)
     4.8 Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (17)
     4.9 Form of Common Stock Purchase Warrant issued to Roth Capital Partners (13)
     10.1   License Agreement with NTN Canada (3)
     10.2* Employment Agreement, dated September 9, 2004, by and between NTN Communications, Inc. and Stanley B. Kinsey (16)
     10.3 Subscription Agreement dated January 13, 2003 between NTN Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (18)
     10.4 Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003 (18)
     10.5 Securities Purchase Agreement dated May 5, 2003 by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (17)

     10.6   Placement Agency Agreement dated January 26, 2004 by and between
            Roth Capital Partners and NTN Communications, Inc. (13)
     10.7   Manufacturing Agreement, dated November 25, 1997, by and between NTN
            Communications, Inc. and Climax Technology Co., Ltd. (9)
     10.8   Office Lease, dated July 17, 2000, between Prentiss Properties
            Acquisition Partners, L.P. and NTN Communications, Inc. (11)
     10.9   Asset Purchase Agreement dated July 30, 2003 by and among NTN
            Software Solutions, Inc., NTN Communications, Inc., Breakaway
            International, Inc. and the Seller Shareholders (15)
     10.10  Asset Purchase Agreement dated December 15, 2003 by and among NTN
            Canada, Inc., NTN Communications, Inc., NTN Interactive Network,
            Inc. and Chell Group Corporation (14)
     10.11  Settlement Agreement, effective as of February 28, 2005, between
            Long Range Systems, Inc. and NTN Communications, Inc. (19)
     31     Rule 13a-14(a) Certifications (1)
     32     Section 1350 Certifications (20)

-------------

     *    Management Contract or Compensatory Plan.
     (1)  Filed herewith.
     (2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
     (3) Previously filed as an exhibit to NTN's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.
     (4) Previously filed as an exhibit to NTN's report on Form 10-K, for the year ended December 31, 1997, and incorporated by reference.
     (5) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1998 and incorporated by reference.
     (6) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1999 and incorporated herein by reference.
     (7) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.
     (8) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
     (9) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.
     (10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
     (11) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000 and incorporated by reference.
     (12) Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.
     (13) Previously filed as an exhibit to NTN's report on Form 8-K dated January 29, 2004 and incorporated herein by reference.
     (14) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
     (15) Previously filed as an exhibit to NTN's Form 10-Q dated August 14, 2003 and incorporated herein by reference.
     (16) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 30, 2004 and incorporated herein by reference.
     (17) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
     (18) Previously filed as an exhibit to NTN's Form 10-Q dated May 15, 2003 and incorporated herein by reference.
     (19) Previously filed as an exhibit to NTN's Form 8-K dated March 18, 2005, and incorporated herein by reference.
     (20) Furnished concurrently herewith.

(b) Reports on Form 8-K.

     On March 18, 2005, we filed a current report on Form 8K (event date March 8, 2005) to report under Item 2.02 Results of Operations and Financial Condition. The information in the report shall not be deemed "filed" with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of
Section 18. We also reported under Item 5.01 Other Events that NTN and Long Range Systems, Inc. entered into an agreement to settle and dismiss litigation relating to allegations of patent infringement and unfair competition filed by Long Range Systems in United States District Court, Northern District of Texas and to counter charges alleged by NTN against Long Range Systems, including domain name misappropriation and unfair competition, pending in the United States District Court, Southern District of California. We further reported that under the terms of the settlement, NTN and Long Range Systems each agreed to settle and dismiss the two lawsuits without liability or any payment to the other party with each party responsible for its own legal costs.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        NTN COMMUNICATIONS, INC.

Date: May 11, 2005                      By: James B. Frakes
                                        ----------------------------------------
                                        James B. Frakes
                                        Authorized Signatory and Chief
                                        Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                      DESCRIPTION

     3.1    Amended and Restated Certificate of Incorporation of the Company, as
            amended (4)
     3.2    Certificate of Designations, Rights and Preferences of Series B
            Convertible Preferred Stock (7)
     3.3    Certificate of Amendment to Restated Certificate of Incorporation of
            the Company, dated March 22, 2000 (8)
     3.4    Certificate of Amendment to Restated Certificate of Incorporation of
            the Company, dated March 24, 2000 (8)
     3.5    By-laws of the Company (2)
     3.6    Certificate of Amendment to Restated Certificate of Incorporation of
            the Company, dated May 27, 2003 (15)
     4.1    Specimen Common Stock Certificate (10)
     4.2*   Stock Option Agreement, dated October 7, 1998, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (5)
     4.3*   Stock Option Agreement, dated October 7, 1999, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (6)
     4.4*   Stock Option Agreement, dated January 26, 2001, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (12)
     4.5    Warrant Certificate issued January 13, 2003 by NTN Communications,
            Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family
            Trust dated 11-17-86 (18)
     4.6    NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN
            Communications, Inc. and Media General, Inc. (17)
     4.7    Buzztime Investor Rights Agreement, dated May 7, 2003, by and among
            NTN Communications, Inc., Buzztime Entertainment, Inc. and Media
            General, Inc. (17)
     4.8    Common Stock Purchase Warrant dated May 7, 2003 issued to Media
            General, Inc. exercisable for 500,000 shares of common stock of
            Buzztime Entertainment, Inc. (17)
     4.9    Form of Common Stock Purchase Warrant issued to Roth Capital
            Partners (13)
     10.1   License Agreement with NTN Canada (3)
     10.2*  Employment Agreement, dated September 9, 2004, by and between NTN
            Communications, Inc. and Stanley B. Kinsey (16)
     10.3   Subscription Agreement dated January 13, 2003 between NTN
            Communications, Inc. and Robert M. and Marjie Bennett, Trustees The
            Bennett Family Trust dated 11-17-86 (18)
     10.4   Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange
            of Buzztime Preferred Stock for NTN Common Stock, dated January 16,
            2003 (18)
     10.5   Securities Purchase Agreement dated May 5, 2003 by and among NTN
            Communications, Inc., Buzztime Entertainment, Inc. and Media
            General, Inc. (17)
     10.6   Placement Agency Agreement dated January 26, 2004 by and between
            Roth Capital Partners and NTN Communications, Inc. (13)
     10.7   Manufacturing Agreement, dated November 25, 1997, by and between NTN
            Communications, Inc. and Climax Technology Co., Ltd. (9)
     10.8   Office Lease, dated July 17, 2000, between Prentiss Properties
            Acquisition Partners, L.P. and NTN Communications, Inc. (11)
     10.9   Asset Purchase Agreement dated July 30, 2003 by and among NTN
            Software Solutions, Inc., NTN Communications, Inc., Breakaway
            International, Inc. and the Seller Shareholders (15)
     10.10  Asset Purchase Agreement dated December 15, 2003 by and among NTN
            Canada, Inc., NTN Communications, Inc., NTN Interactive Network,
            Inc. and Chell Group Corporation (14)
     10.11  Settlement Agreement, effective as of February 28, 2005, between
            Long Range Systems, Inc. and NTN Communications, Inc. (19)
     31     Rule 13a-14(a) Certifications (1)
     32     Section 1350 Certifications (20)

-------------

     *    Management Contract or Compensatory Plan.
     (1)  Filed herewith.
     (2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
     (3) Previously filed as an exhibit to NTN's report on Form 10-K for the year ended December 31, 1990, and incorporated by reference.
     (4) Previously filed as an exhibit to NTN's report on Form 10-K, for the year ended December 31, 1997, and incorporated by reference.

     (5) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1998 and incorporated by reference.
     (6) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 1999 and incorporated herein by reference.
     (7) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.
     (8) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
     (9) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.
     (10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
     (11) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000 and incorporated by reference.
     (12) Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.
     (13) Previously filed as an exhibit to NTN's report on Form 8-K dated January 29, 2004 and incorporated herein by reference.
     (14) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
     (15) Previously filed as an exhibit to NTN's Form 10-Q dated August 14, 2003 and incorporated herein by reference.
     (16) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 30, 2004 and incorporated herein by reference.
     (17) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
     (18) Previously filed as an exhibit to NTN's Form 10-Q dated May 15, 2003 and incorporated herein by reference.
     (19) Previously filed as an exhibit to NTN's Form 8-K dated March 18, 2005, and incorporated herein by reference.
     (20) Furnished concurrently herewith.