Form 10-Q
period 2005-06-30
NTN COMMUNICATIONS INC
filed 2005-08-09
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

YES [X] NO [ ]

         At August 5, 2005, the registrant had outstanding 53,579,000 shares of common stock, $.005 par value.


                                  PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                            NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                              Condensed Consolidated Balance Sheets


                                                                  JUNE 30,
                                                                    2005           DECEMBER 31,
                     ASSETS (PLEDGED)                            (UNAUDITED)           2004
                                                                -------------      -------------
Current assets:
  Cash and cash equivalents                                     $   4,647,000      $   6,710,000
  Restricted cash                                                      65,000             66,000
  Accounts receivable, net                                          3,609,000          3,405,000
  Investment available-for-sale                                       422,000            304,000
  Inventory                                                           411,000            399,000
  Deposits on broadcast equipment                                     653,000            534,000
  Deferred costs                                                    1,041,000            960,000
  Prepaid expenses and other current assets                         1,168,000          1,128,000
                                                                -------------      -------------
     Total current assets                                          12,016,000         13,506,000

Broadcast equipment and fixed assets, net                           7,772,000          6,451,000
Software development costs, net                                       728,000            763,000
Deferred costs                                                      1,159,000            922,000
Intangible assets, net                                              3,289,000          4,011,000
Goodwill                                                            3,658,000          3,658,000
Other assets                                                          141,000             77,000
                                                                -------------      -------------
     Total assets                                               $  28,763,000      $  29,388,000
                                                                =============      =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $   1,221,000      $   1,590,000
  Accrued expenses                                                  1,346,000          1,125,000
  Revolving line of credit                                            700,000                 --
  Accrued salaries                                                    282,000            447,000
  Accrued vacation                                                    666,000            635,000
  Taxes payable                                                       589,000            558,000
  Obligations under capital leases                                    306,000            148,000
  Equipment note payable                                              157,000            620,000
  Deferred revenue - Buzztime                                         706,000            291,000
  Deferred revenue - Hospitality Technologies                       2,031,000          1,448,000
                                                                -------------      -------------
     Total current liabilities                                      8,004,000          6,862,000

Obligations under capital leases, excluding current portion           338,000            123,000
Deferred revenue, excluding current portion - Hospitality
  Technologies                                                        256,000            368,000
                                                                -------------      -------------
     Total liabilities                                              8,598,000          7,353,000
                                                                -------------      -------------

Shareholders' equity:
  Series A 10% cumulative convertible preferred stock,
    $.005 par value, $161,000 liquidation preference,
    5,000,000 shares authorized; 161,000 shares issued
    and outstanding at June 30, 2005 and December 31, 2004              1,000              1,000
  Common stock, $.005 par value, 84,000,000 shares
    authorized; 53,519,000 and 53,026,000 shares
    issued and outstanding at June 30, 2005 and
    December 31, 2004, respectively                                   266,000            264,000
  Additional paid-in capital                                      109,464,000        109,008,000
  Accumulated deficit                                             (89,208,000)       (86,769,000)
  Accumulated other comprehensive loss                               (358,000)          (469,000)
                                                                -------------      -------------
     Total shareholders' equity                                    20,165,000         22,035,000
                                                                -------------      -------------
         Total liabilities and shareholders' equity             $  28,763,000      $  29,388,000
                                                                =============      =============

         See accompanying notes to unaudited condensed consolidated financial statements




                                       NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Operations (Unaudited)


                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                    ------------------------------      ------------------------------
                                                       JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                        2005              2004              2005              2004
                                                    ------------      ------------      ------------      ------------
Revenues:
  Hospitality Technologies revenues                 $  9,397,000      $  8,477,000      $ 18,610,000      $ 17,276,000
  Buzztime service revenues                              232,000            39,000           526,000            82,000
  Other revenues                                              --            12,000                --            14,000
                                                    ------------      ------------      ------------      ------------

         Total revenues                                9,629,000         8,528,000        19,136,000        17,372,000
                                                    ------------      ------------      ------------      ------------

Operating expenses:
  Direct operating costs (includes depreciation
    of $837,000, $737,000, $1,565,000 and
    $1,457,000 for the three months ended June
    30, 2005 and 2004 and for the six months
    ended June 30, 2005 and 2004, respectively)        3,438,000         2,922,000         6,858,000         6,139,000
  Non-cash charge related to software product sales           --                --           276,000                --
  Selling, general and administrative                  6,710,000         6,175,000        13,036,000        12,320,000
  Litigation, legal and professional fees                190,000           370,000           570,000           748,000
  Stock based compensation                                85,000            40,000           192,000            94,000
  Depreciation and amortization                          165,000           215,000           420,000           435,000
  Research and development                                66,000            88,000           125,000           172,000
                                                    ------------      ------------      ------------      ------------

         Total operating expenses                     10,654,000         9,810,000        21,477,000        19,908,000
                                                    ------------      ------------      ------------      ------------

Operating loss                                        (1,025,000)       (1,282,000)       (2,341,000)       (2,536,000)
                                                    ------------      ------------      ------------      ------------

Other income (expense):
 Interest income                                          25,000            23,000            51,000            42,000
 Interest expense                                        (49,000)          (28,000)          (73,000)          (66,000)
 Other income                                                 --           225,000                --           225,000
                                                    ------------      ------------      ------------      ------------

         Total other income (expense)                    (24,000)          220,000           (22,000)          201,000
                                                    ------------      ------------      ------------      ------------

Net loss before income taxes                          (1,049,000)       (1,062,000)       (2,363,000)       (2,335,000)

Provision for income taxes                                43,000            12,000            76,000            33,000
                                                    ------------      ------------      ------------      ------------

         Net loss                                   $ (1,092,000)     $ (1,074,000)     $ (2,439,000)     $ (2,368,000)
                                                    ============      ============      ============      ============

Net loss per common share - basic and diluted:      $      (0.02)     $      (0.02)     $      (0.05)     $      (0.05)
                                                    ============      ============      ============      ============

Weighted average shares outstanding - basic
   and diluted                                        53,403,000        52,703,000        53,313,000        52,290,000
                                                    ============      ============      ============      ============

                                       NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Condensed Consolidated Statements of Comprehensive Income (Loss)


                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       ----------------------------      ----------------------------
                                                         JUNE 30,         JUNE 30,         JUNE 30,        JUNE 30,
                                                           2005             2004             2005            2004
                                                       -----------      -----------      -----------      -----------
Net loss .........................................     $(1,092,000)     $(1,074,000)     $(2,439,000)     $(2,368,000)
                                                       -----------      -----------      -----------      -----------

Other comprehensive income, net of tax:
  Foreign currency translation adjustments .......          (8,000)         (44,000)          (7,000)         (59,000)
  Unrealized holding gain (loss) in investment
    available for sale ...........................         (62,000)         (29,000)         118,000          (19,000)
                                                       -----------      -----------      -----------      -----------

Other comprehensive income (loss) ................         (70,000)         (73,000)         111,000          (78,000)
                                                       -----------      -----------      -----------      -----------
Comprehensive net loss ...........................     $(1,162,000)     $(1,147,000)     $(2,328,000)     $(2,446,000)
                                                       ===========      ===========      ===========      ===========

                    See accompanying notes to unaudited condensed consolidated financial statements




                            NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                        SIX MONTHS ENDED
                                                                        ----------------
                                                                   JUNE 30,          JUNE 30,
                                                                     2005              2004
                                                                 ------------      ------------
Cash flows from operating activities:
  Net loss                                                       $ (2,439,000)     $ (2,368,000)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                 1,985,000         1,892,000
      Provision for doubtful accounts                                 513,000           219,000
      Non-cash stock-based compensation                               192,000            94,000
      Non-cash charge related to software product sale                343,000                --
      Provision for warranties                                          2,000                --
      Provision for sales returns                                       2,000                --
      Loss from disposition of equipment and capitalized
        software                                                      175,000            18,000
      Changes in assets and liabilities:
        Accounts receivable                                          (721,000)         (884,000)
        Inventory                                                     (12,000)          (42,000)
        Deferred costs                                               (316,000)         (311,000)
        Prepaid expenses and other assets                             (96,000)         (274,000)
        Accounts payable and accrued expenses                        (188,000)         (336,000)
        Income tax payable                                            (55,000)          (27,000)
        Deferred revenue                                              888,000           193,000
                                                                 ------------      ------------

         Net cash provided by (used in) operating activities          273,000        (1,826,000)
                                                                 ------------      ------------

Cash flows from investing activities:
  Capital expenditures                                             (2,279,000)       (1,218,000)
  Acquisition of businesses                                                --           (82,000)
  Software development expenditures                                  (270,000)         (194,000)
  Deposits on broadcast equipment                                    (123,000)          (32,000)
                                                                 ------------      ------------

         Net cash used in investing activities                     (2,672,000)       (1,526,000)
                                                                 ------------      ------------

Cash flows from financing activities:
  Principal payments on capital leases                               (147,000)          (86,000)
  Principal payments on equipment notes payable                      (462,000)         (571,000)
  Borrowings from revolving line of credit                            700,000                --
  Principal payments on revolving line of credit                           --        (1,000,000)
  Proceeds from issuance of common stock,
    net of offering expenses                                               --        13,001,000
  Proceeds from exercise of stock options and warrants                265,000           320,000
                                                                 ------------      ------------

         Net cash provided by financing activities                    356,000        11,664,000
                                                                 ------------      ------------

Net (decrease) increase in cash and cash equivalents               (2,043,000)        8,312,000

Effect of exchange rate on cash                                       (20,000)            2,000

Cash and cash equivalents at beginning of period                    6,710,000         2,503,000
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $  4,647,000      $ 10,817,000
                                                                 ============      ============

         See accompanying notes to unaudited condensed consolidated financial statements




                             NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                                                          SIX MONTHS ENDED
                                                                          ----------------
                                                                        JUNE 30,        JUNE 30,
                                                                          2005            2004
                                                                      -----------       --------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                          $    69,000       $ 66,000
                                                                      ===========       ========

    Income taxes                                                      $    44,000       $ 72,000
                                                                      ===========       ========

Supplemental disclosure of non-cash investing and
  financing activities:
    Equipment acquired under capital leases and
      notes payable                                                   $   522,000       $674,000
                                                                      ===========       ========

    Unrealized holding loss (gain) on investments                     $  (118,000)      $ 19,000
                                                                      ===========       ========

    Issuance of common stock in payment of dividends                  $     8,000       $  8,000
                                                                      ===========       ========

    Issuance of warrants in association with equity
      offering                                                        $        --       $655,000
                                                                      ===========       ========

    Investment in limited partnership                                 $    69,000       $     --
                                                                      ===========       ========

    Supplemental non-cash disclosure of acquisition of
      businesses:
        Goodwill and Intangible assets                                $        --       $ 36,000
                                                                      ===========       ========


Supplemental non-cash disclosure of warrants exercised - Allen & Company LLC exercised warrants for approximately 433,000 shares into approximately 284,000 shares of NTN common stock on a cashless exercise basis.


See accompanying notes to unaudited condensed consolidated financial statements


                                        5

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2005

1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) that are necessary for a fair presentation of the financial position of NTN Communications, Inc. and its wholly-owned subsidiaries (collectively, "we" or "NTN") and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to our condensed consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2005.

         The condensed consolidated financial statements for the three months and six months ended June 30, 2005 and 2004 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K/A for the year ended December 31, 2004.

         We have reclassified depreciation and amortization expense to direct operating costs for certain assets in the prior period condensed consolidated financial statements to conform to the current period presentation.

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

                                                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                         JUNE 30,                  JUNE 30,
                                                                                         --------                  --------
                                                                                    2005         2004         2005         2004
                                                                                -----------  -----------   -----------  -----------
      Net loss                      As reported ..............................  $(1,092,000) $(1,074,000)  $(2,439,000) $(2,368,000)
                                    Add: stock-based employee compensation
                                         expense included in reported net
                                         loss, net of related tax effects ....           --           --            --        2,000
                                    Deduct: stock-based employee
                                        compensation expense, net of
                                        related tax effects ..................     (358,000)    (417,000)     (916,000)    (777,000)
                                                                                -----------  -----------   -----------  -----------
                                    Pro forma net loss .......................  $(1,450,000) $(1,491,000)  $(3,355,000) $(3,143,000)
      Basic and diluted net loss    As reported ..............................  $     (0.02) $     (0.02)  $     (0.05) $     (0.05)
        per share
                                    Pro forma ................................  $     (0.03) $     (0.03)  $     (0.06) $     (0.06)


         The per share weighted-average fair value of stock options granted during the three months ended June 30, 2005 and 2004 was $1.17 and $2.02, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005 -- dividend yield of 0%, risk-free interest rate of 3.73%, expected volatility of 75.6%, and expected life of 4.8 years; and 2004 -- dividend yield of 0%, risk-free interest rate of 3.29%, expected volatility of 88.25%, and expected life of 4.0 years

         The per share weighted-average fair value of stock options granted during the six months ended June 30, 2005 and 2004 was $1.91 and $2.61, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005 -- dividend yield of 0%, risk-free interest rate of 3.73%, expected volatility of 75.5%, and expected life of 4.8 years; and 2004 -- dividend yield of 0%, risk-free interest rate of 3.04%, expected volatility of 90.86%, and expected life of 4.7 years. In compliance with APB No. 25, we expensed $0 and $2,000 for the six months ended June 30, 2005 and 2004, associated with the grants of 80,000 options in 2000 below market value pursuant to the Option Plan.

         We account for options and warrants issued to non-employees in exchange for services in accordance with SFAS No. 123 and EITF 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES. We estimate the fair value of options and warrants using the Black-Scholes option-pricing model. For agreements which require that achievement of specific performance criteria be met in order for the options or warrants to vest, the measurement date is the date at which the specific performance criteria are met. Prior to the measurement date, options and warrants subject to vesting based on the achievement of specific performance criteria that, based on different possible outcomes, result in a range of aggregate fair values are measured at each financial reporting period at their lowest aggregate then-current fair value, while options and warrants which vest over the service period or at completion of the service period are measured at each financial reporting period at their then-current fair value, for purposes of recognition of costs during those periods. For agreements which provide for services to be rendered without the requirement of specific performance criteria, we measure the fair value of the options and warrants at the earlier of the date the services are completed or the date the options and warrants vest and are non-forfeitable. Generally, services are not rendered prior to the grant date and the related agreements do not contain performance commitments. Accordingly, the measurement date for compensation expense occurs subsequent to the grant date. From the grant date to the measurement date, compensation expense is estimated at each financial reporting period and is recorded over the service period. The unvested options and warrants continue to be remeasured at each financial reporting period until they vest or until the services are completed. For agreements which provide options and warrants for services already rendered, the options and warrants immediately vest and the measurement date is the date of grant. Modifications that increase the fair value of the warrants are treated as an exchange of the original warrant for a new one. Additional compensation expense related to modifications, if any, is recorded over the remaining service period.

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under the stock option and employee stock purchase plan programs. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed on a pro forma basis under SFAS No.123 will be recorded in the consolidated income statement. We are evaluating the alternatives allowed under the standard, which we are required to adopt beginning in the first quarter of 2006. We believe that this new standard will increase our operating losses but we cannot currently estimate the impact on our financial statements beyond the proforma effect in the table above.

3. LOSS PER SHARE

         For the three months ended June 30, 2005 and 2004, and six months ended June 30, 2005 and 2004, the weighted average of options, warrants, deferred stock units and convertible preferred stock representing approximately 11,864,000, 12,095,000, 11,982,000 and 11,936,000 potential common shares, respectively, have been excluded from the computation of net loss per share, as their effect was anti-dilutive.

4. SEGMENT INFORMATION

         We operate our businesses principally through four reportable segments: the NTN iTV Network, NTN Wireless Communications, Inc. ("NTN Wireless" or "Wireless") and NTN Software Solutions, Inc. ("Software Solutions"), which combine to form the NTN Hospitality Technologies division; and our Buzztime Entertainment, Inc. subsidiary ("Buzztime"). The NTN Hospitality Technologies division provides entertainment, promotional services and on-site communications and management products to the hospitality industry. Buzztime operates our live broadcast studio, produces and licenses our trivia and live sports "Play-Along" content to both the NTN iTV Network and consumer interactive platforms, and is selling the Buzztime(R) Channel, an interactive television game channel, to U.S. cable TV operators.

         Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the Buzztime segment and the three segments within the NTN Hospitality Technologies division. NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from advertising sold for distribution via the interactive entertainment service, from its wireless business with restaurant on-site paging systems and from our hardware and software restaurant management and enterprise solutions. NTN Hospitality

Technologies revenues comprised approximately 97% of our total revenue for the six months ended June 30, 2005. Buzztime's revenue is primarily generated from the distribution and licensing of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services for third parties. Included in the operating loss for the three segments included in the NTN Hospitality Technologies division and the Buzztime segment is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments.

         The following tables set forth certain information regarding our segments and other operations:

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 ------------------                  ----------------
                                                             JUNE 30,          JUNE 30,          JUNE 30,         JUNE 30,
                                                              2005              2004              2005              2004
                                                          ------------      ------------      ------------      ------------
         Revenues
          NTN iTV Network (includes "other revenues")     $  6,920,000      $  6,029,000      $ 13,712,000      $ 12,345,000
          NTN Wireless                                       1,504,000         1,551,000         2,971,000         3,090,000
          Software Solutions                                   973,000           909,000         1,927,000         1,855,000
                                                          ------------      ------------      ------------      ------------
          NTN Hospitality Technologies division              9,397,000         8,489,000        18,610,000        17,290,000
          Buzztime                                             232,000            39,000           526,000            82,000
                                                          ------------      ------------      ------------      ------------
          Total revenue                                   $  9,629,000      $  8,528,000      $ 19,136,000      $ 17,372,000
                                                          ============      ============      ============      ============

         Operating income (loss)
          NTN iTV Network                                 $    148,000      $    212,000      $    114,000      $    458,000
          NTN Wireless                                         240,000           115,000           289,000           165,000
          Software Solutions                                  (421,000)         (510,000)       (1,091,000)       (1,079,000)
                                                          ------------      ------------      ------------      ------------
          NTN Hospitality Technologies division                (33,000)         (183,000)         (688,000)         (456,000)
          Buzztime                                            (992,000)       (1,099,000)       (1,653,000)       (2,080,000)
                                                          ------------      ------------      ------------      ------------
         Operating loss                                   $ (1,025,000)     $ (1,282,000)     $ (2,341,000)     $ (2,536,000)
                                                          ============      ============      ============      ============

         Net income (loss)
          NTN iTV Network                                 $     82,000      $    420,000      $     19,000      $    626,000
          NTN Wireless                                         240,000           115,000           289,000           165,000
          Software Solutions                                  (421,000)         (510,000)       (1,091,000)       (1,079,000)
                                                          ------------      ------------      ------------      ------------
          NTN Hospitality Technologies division                (99,000)           25,000          (783,000)         (288,000)
          Buzztime                                            (993,000)       (1,099,000)       (1,656,000)       (2,080,000)
                                                          ------------      ------------      ------------      ------------
          Net loss                                        $ (1,092,000)     $ (1,074,000)     $ (2,439,000)     $ (2,368,000)
                                                          ============      ============      ============      ============


                                                            JUNE 30,        DECEMBER 31,
                                                             2005              2004
                                                          ------------      ------------
         Goodwill
          NTN iTV Network                                 $    974,000      $    974,000
          NTN Wireless                                         449,000           449,000
          Software Solutions                                 2,235,000         2,235,000
                                                          ------------      ------------
          NTN Hospitality Technologies division              3,658,000         3,658,000
          Buzztime                                                  --                --
                                                          ------------      ------------
          Total revenue                                   $  3,658,000      $  3,658,000
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

         We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of NTN iTV Network sites, began a sales tax audit. They concluded that our services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002.We have objected to this approach since our services are not provided for the purpose of amusing our customers but to provide our customers the right to use our games to provide amusement to others. The service is designed to encourage patrons to visit our customers' establishments, stay longer and spend more. As such, we believe our services are tax exempt promotional and marketing services and fall outside the definition of amusement services as defined by the Texas tax code. We have successfully argued this position regarding amusement services with other states. We have appealed the assessment and the matter is currently at the administrative appeals level. We have retained a team of sales and use tax specialists in Texas to assist us in this matter. We are seeking to reach a mutually agreeable conclusion at the administrative appeals level and we expect that a conclusion may be reached by the end of 2005. In the event the matter is not resolved at administrative appeals, we would likely take the matter before the District Court. At the District Court level, we would anticipate a resolution no earlier than 2006. While we believe that we have a strong position in this matter, there can be no assurance that we will resolve this matter in our favor.

         The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

6. DEFERRED REVENUE - BUZZTIME

         In February 2003, we entered into a Trial Agreement with Comcast Cable Communications Management LLC (Comcast) that involves developing the Buzztime Channel for potential deployment within that operator's system. The Trial Agreement was amended on March 31, 2005 to include payments of license fees and development costs. The Trial Agreement now runs through December 2005. During the six months ended June 30, 2005, we recognized $226,000 of revenue under the Trial Agreement compared to $10,000 recognized in the six months ended June 30, 2004. As of June 30, 2005, $695,000 of revenue has been deferred for future license fees and software development for Comcast.

7.SALE OF SOFTWARE PRODUCTS

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

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss is the combination of accumulated net unrealized losses on investment available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada and of our U.K. operations into U.S. dollars using the period-end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period. For the three months and six months ended June 30, 2005 and 2004, the components of accumulated other comprehensive loss were as follows:

                                                Three Months Ended          Six Months Ended
                                        ----------------------------- -----------------------------
                                         June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                                        -------------- -------------- -------------- --------------
         Beginning balance              $    (288,000) $    (633,000) $    (469,000) $    (628,000)
         Unrealized loss in investment
         available-for-sale                   (62,000)       (29,000)       118,000        (19,000)
         Foreign currency translation
         adjustments                           (8,000)       (44,000)        (7,000)       (59,000)
                                        -------------- -------------- -------------- --------------
         Ending balance                 $    (358,000) $    (706,000) $    (358,000) $    (706,000)
                                        ============== ============== ============== ==============

         The comprehensive losses for the three and six month periods ended June
30 were as follows:

                                              Three Months Ended              Six Months Ended
                                        ----------------------------- -----------------------------
                                         June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                                        -------------- -------------- -------------- --------------
         Net loss                       $  (1,092,000) $  (1,074,000) $  (2,439,000) $  (2,368,000)
         Comprehensive loss                   (70,000)       (73,000)       111,000        (78,000)
                                        -------------- -------------- -------------- --------------
         Comprehensive net loss         $  (1,162,000) $  (1,147,000) $  (2,328,000) $  (2,446,000)
                                        ============== ============== ============== ==============

9.LINE OF CREDIT

         In February 2005, we amended our $1 million line of credit with Pacific Mercantile Bank to extend the maturity date from February 1, 2005 to February 11, 2006. As of June 30, 2005, we have borrowed $700,000 against the line of credit and we were in compliance with our covenant. The line is secured by all inventories, equipment, accounts receivable and various other assets.


10. MEDIA GENERAL INVESTMENT

         On May 6, 2003, Media General, Inc., a communications company with interests in newspapers, television stations, interactive media and diversified information services, made a $3.0 million investment in NTN. In return for the investment, we issued and sold 2,000,000 shares of unregistered NTN common stock through a private offering to Media General. Pursuant to the terms of the transaction, upon receipt of $3.0 million from Media General, we issued the unregistered shares along with fully vested warrants to purchase 500,000 shares of Buzztime common stock at $3.46 per share, exercisable through May 7, 2007. In connection with the Buzztime common stock, the parties agreed that Media General would have co-sale rights and NTN would have certain drag-along rights. Media General has the right to convert each share of Buzztime common stock into two shares of NTN common stock (subject to adjustment ) on the second and fourth anniversaries of the transaction date, in the event of a sale of NTN, upon certain bankruptcy and other insolvency proceedings of Buzztime, and in certain circumstances if NTN exercises its drag-along rights. Media General has the further right to convert the warrant to purchase 500,000 shares of Buzztime common stock into a warrant to purchase 1,000,000 shares of NTN common stock at $1.73 per NTN share (subject to adjustment) in the event of bankruptcy or insolvency of Buzztime. NTN has the right to require Media General to convert its equity interests in Buzztime into equity interests in NTN if there is a sale of NTN. As of May 7, 2005, Media General did not exercise its right to convert the Buzztime common shares into NTN common shares, so this right has expired until the fourth anniversary of the transaction date.

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

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                        2005                    2004
                                                                 -------------------    -------------------
         Revenues
         --------
         NTN Hospitality Technologies division
           (includes "other revenues") ......................    $ 18,610,000    97%    $  17,290,000     99%
         Buzztime............................................         526,000     3%           82,000      1%
                                                                 ------------   ---     -------------    ---
             Total...........................................    $ 19,136,000   100%    $  17,372,000    100%
                                                                 ============   ===     =============    ===

         Operating Income (Loss)
         -----------------------
         NTN Hospitality Technologies division...............    $   (688,000)          $    (456,000)
         Buzztime............................................      (1,653,000)             (2,080,000)
                                                                 ------------           -------------
             Total...........................................    $ (2,341,000)          $  (2,536,000)
                                                                 ============           =============


         Our objective is to leverage our unique interactive entertainment as a means of growing our business units--first, as a developer and distributor of interactive entertainment for consumer markets via our NTN iTV Network and via Buzztime licensing to other interactive platforms and second, as a leading provider of interactive communications and software offerings to the hospitality industry through the NTN Hospitality Technologies division.

NTN HOSPITALITY TECHNOLOGIES DIVISION
-------------------------------------

NTN iTV Network
---------------
         The NTN iTV Network transmits a wide variety of popular interactive games, advertisements and informational programming delivered daily to consumers in 3,832 restaurants, sports bars and taverns throughout the United States and Canada and to 11 pubs in the United Kingdom as of June 30, 2005.

         We seek to continue to increase the number of hospitality locations serviced by the NTN iTV Network. We are currently accomplishing this by expanding our interactive programming content to appeal to a broader consumer base and expanding our sales and distribution "footprint" through both direct sales and independent dealer and reseller channels. The Network recently expanded beyond our core Sports and Quiz Show programming to now include NTN BlastTM, an additional programming channel featuring six new types of entertainment that can be played on our network, including Extreme Sports programming, irreverent word-based games and popular card games like Blackjack and Texas Hold'em poker.

         NEW DEVELOPMENTS - At June 30, 2005, our combined North America site count of 3,832 subscribing sites is the highest in our history. During the past five quarters, we have experienced the most significant increase in domestic iTV site sales in seven years. NTN iTV Network's net site growth of 118 sites in North America in the second quarter of 2005 was the strongest second quarter net site growth in the Company history.

         Management attributes the strong site growth during the first six months of 2005 to the continued rollout of our NTN Blast content which began in March 2004, including the Texas Hold `em poker game launched in first quarter of 2005, as well as a restructured sales force. The growth came on second quarter sales of 323 new subscribers, and six-month sales of 672 new subscribers. The six-month sales number is a 44% improvement over sales in the first six months of 2004, when NTN Blast was announced. Since the NTN Blast introduction in March 2004, site sales have increased significantly with a 97% increase above the first six month average total sales for the five years prior to the NTN Blast introduction. As revenues in this segment are derived monthly, most revenues as a result of this six-month sales increase will be recognized in future quarters.

         We are also seeking to increase revenue by growing the NTN iTV Network in the United Kingdom. July 2005 marked the first pro-active sales efforts to sell subscriptions to the UK-based network, called in the UK "The Buzztime Network," following a successful trial of the system in March through June 2005 at eleven UK pub locations. We have now begun to enter into agreements with pub owners to install and operate our Network. We do not anticipate being able to substantially determine our degree of success regarding this initiative until the first quarter of 2006.

NTN Wireless and Software Solutions
-----------------------------------
         NTN Wireless offers a complete line of on-site wireless communication management products to improve the customer experience and front-of-store efficiencies. NTN Wireless also offers on site messaging solutions for hospitals, church and synagogue nurseries, salons, business offices, and retail establishments. Software Solutions designs, develops, and markets innovative software for the restaurant and hospitality industry, with corresponding fee-based technical support.

         We seek to increase the number of hospitality locations serviced by these segments by engineering more value-added features; expanding our sales and distribution "footprint" through both direct sales and independent dealer and reseller channels, as well as increasing technical support revenue. The installed base using our Software Solutions unit's ProHost Table Management and Reservation Management software products include Cheesecake Factory, Houston's, J.Alexander's, MGM/Mirage, Harrah's and others. We believe our software products are among the best in the industry and are being adopted to a greater degree now than in past periods. We also continue to expand contracted technical support and services revenue with Domino's Pizza.

         NEW DEVELOPMENTS - We are now integrating sale and marketing of new Wireless products with our Software Solutions segment under a unique "Speed of Service" initiative. Our newest wireless pager product, called SmartCallTM, uses an LCD display to inform the guest of his/her expected wait-time, as calculated by our ProHost(R) Table Management System. We believe that this integrated initiative will increase future revenues of both product lines.

         In our Software Solutions segment, we signed an agreement with a major hospitality group during the second quarter that is expected to bring the Company over $1 million in licensing revenues in the coming 12 months. In addition, we are aggressively seeking to increase points of distribution of our hospitality products via software resellers, and have increased reseller relationships from zero at the beginning of 2005 to 22 at the end of six months, with a goal of growing this number in coming quarters. We believe sales of these products can lead to substantial future earnings for the Company.

BUZZTIME ENTERTAINMENT SUBSIDIARY
---------------------------------
         Buzztime is a developer and distributor of multiplayer interactive games and technology for numerous interactive consumer platforms, including the NTN iTV Hospitality Network, interactive cable television, satellite television, mobile phones, airline in-flight entertainment systems and now as a retail game. Our Buzztime(R) Channel is the first continuous multiplayer, game service created exclusively for U.S. digital cable TV audiences. Buzztime features play-along trivia games for players of all interests and ability levels with real-time competition and rankings among households and across cable TV systems and other popular single-player games. Buzztime's revenue is primarily generated from the distribution and licensing of its interactive trivia games, live "Play-Along" sports games and other games to emerging consumer platforms, as well as revenue related to development and production services for third parties.

         To accomplish our objectives we are primarily pursuing business strategies to develop and distribute the Buzztime Channel and other games to cable TV and satellite TV operators with the intent to remain a leading U.S. multi-player interactive television game channel. We have adapted or are planning to adapt our interactive game content and technology to the various leading interactive television platforms and have developed new content and licensed additional game content for deployment into the U.S. digital cable interactive television market. As Buzztime gains distribution with cable television operators, our objective is to increase revenue through three sources: license fees paid by local cable television operators, fees paid by interactive television home subscribers for premium services or pay-per-play transactions and advertising revenue.

         Buzztime also licenses Buzztime games to other consumer platforms with the intent of realizing new sources of licensing revenue, enhancing the value of the Buzztime brand and improving the value of our brand to the cable TV operators. To that end, Buzztime trivia is available in the form of player cards and an electronic plug-and-play TV game under a license agreement with Cadaco, Inc., a retail game and toy company. We have also licensed certain Buzztime-branded trivia games to a mobile entertainment production company for distribution to North American wireless carriers as a consumer subscription game service for certain mobile phones. Furthermore, we have entered into an agreement with a provider of airline in-flight entertainment to provide trivia game content to passengers on iTV-enabled airlines.

         NEW DEVELOPMENTS - In June, we received the first royalty payment from our licensee, Cadaco Inc., from the sale of Cadaco's new "Buzztime Home Trivia System" plug-and-play electronic game. Cadaco has achieved broad distribution of this new game in stores across the U.S., and is scheduled to be in 9,000 North America retail outlets including Wal-Mart, Kmart, Target, Toys R Us, Sears and others by September 30, 2005 in preparation for holiday sales. We believe that royalties from the sale of this new product will bring a substantial growth in Buzztime revenues in the fourth quarter of 2005. Buzztime has also seen increased recurring revenues from distribution to cable, satellite and mobile platforms, which we believe will continue to grow in future periods.

         There can be no assurance, however, that we will be successful in executing any of the strategies described above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

         Operations for the three months ended June 30, 2005 resulted in a net loss of $1,092,000 compared to a net loss of $1,074,000 for the three months ended June 30, 2004.

REVENUES

         The revenues of the NTN Hospitality Technologies division increased by $908,000, or 11%, to $9,397,000 from $8,489,000 for the three months ended June 30, 2004. The revenue contribution from the three operating segments of the division for the three months ended June 30, 2005 and 2004 are shown in the following table:

                   COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                                Three Months Ended June 30,
                                                ---------------------------
                                              2005          2004       Change
                                              ----          ----       ------
           NTN iTV Network*               $6,920,000    $6,029,000    $891,000
           NTN Wireless                    1,504,000     1,551,000     (47,000)
           Software Solutions                973,000       909,000      64,000
                                          -----------   -----------   ---------
             Total Revenue of Division    $9,397,000    $8,489,000    $908,000
                                          ===========   ===========   =========

    (* For the purpose of this analysis, the NTN iTV Network's revenues include $0 and $12,000 of "other" revenues for the three months ended June 30, 2005 and 2004, respectively.)

    Within the NTN iTV Network segment there are several revenue contributors, including our subscription revenue from core hospitality operations, revenue from our Canadian operations, advertising revenue and installation revenue. The primary revenue components are broken out in the following table:

                                           COMPONENTS OF NTN ITV NETWORK REVENUE

                                                                          Three Months Ended June 30,
                                                                          ---------------------------
                                                                        2005         2004          Change
                                                                        ----         ----          ------
           U.S. Subscription Revenues                               $ 5,707,000  $  5,084,000  $   623,000
           Subscription and Installation Revenue from Canadian
           Operations                                                   916,000       685,000      231,000
           Advertising and Special Events Revenue - United States        40,000        24,000       16,000
           Advertising Revenue and Special Events - Canada               95,000        91,000        4,000
           U.S. Installation Revenue                                    162,000       145,000       17,000
                                                                    ------------ ------------- ------------
             Total NTN iTV Network                                  $ 6,920,000  $  6,029,000  $   891,000
                                                                    ============ ============= ============

         As noted in the above table, our subscription revenue from core domestic hospitality operations increased by $623,000, or 12%, in the second quarter of 2005 due to an increase in net site count. Additionally, our Canadian subscription and installation revenue increased by $231,000, or 34%, in the second quarter of 2005.

         In the three months ended June 30, 2005, we added a net number of 100 new sites in the United States compared to a net increase of 83 new domestic sites in the three months ended June 30, 2004. The NTN iTV Network customer site count in the United States at June 30, 2005 was 3,454. This was an increase of 324 sites over June 30, 2004. In the three months ended June 30, 2005, we added a net number of 18 new sites in Canada. Our Canadian site count at June 30, 2005 was 378, bringing total North America sites to 3,832, the highest in the Company's history.

         Revenues from NTN Wireless decreased by $47,000 from $1,551,000 in the three months ended June 30, 2004 to $1,504,000 in the three months ended June 30, 2005. We do not consider this decrease to be a significant change.

         Revenues from Software Solutions increased by $64,000 from $909,000 in the three months ended June 30, 2004 to $973,000 in the three months ended June 30, 2005 due to the recognition of deferred revenue from 2004.

         Buzztime revenues increased $193,000 to $232,000 in the three months ended June 30, 2005 from $39,000 in the three months ended June 30, 2004. The primary components in the $193,000 revenue increase were subscription revenues and royalties on game products.

         As a result of the above factors, NTN's consolidated revenues increased $1,101,000, or 13%, to $9,629,000 in the three months ended June 30, 2005 from $8,528,000 in the three months ended June 30, 2004.

OPERATING EXPENSES

         Consolidated direct operating costs increased $516,000, or 18%, to $3,438,000 in the three months ended June 30, 2005 from $2,922,000 in the three months ended June 30, 2004. The following table compares the direct costs for each of our operating segments between the three months ended June 30, 2005 and 2004:

                                     DIRECT OPERATING COSTS

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                  2005        2004      Change
                                                  ----        ----      ------
         NTN iTV Network                      $ 2,007,000  $1,619,000 $ 388,000
         NTN Wireless                             798,000     883,000   (85,000)
         Software Solutions                       162,000     128,000    34,000
                                              ------------ ---------- ----------
           Hospitality Technologies division    2,967,000   2,630,000   337,000
         Buzztime                                 471,000     292,000   179,000
                                              ------------ ---------- ----------
           Consolidated                       $ 3,438,000  $2,922,000 $ 516,000
                                              ============ ========== =========

         The primary drivers in the $516,000 increase in our direct operating costs was the $388,000 increase in the direct operating costs in the NTN iTV Network and the $179,000 increase in the direct operating costs of Buzztime. The reductions in direct operating costs in the NTN Wireless segment helped partially offset the increase in the NTN iTV Network segment.

         The $388,000 increase in the NTN iTV Network's direct operating costs came from a variety of factors, including:

         o $87,000 of the increase came from NTN Canada. The largest single component of the increase in NTN Canada was an increase in direct depreciation of $84,000 due to installation of new site equipment at new and existing sites. Prior to our acquisition of that operation, the site equipment in Canada was largely fully depreciated;

         o $26,000 of direct expenses related to our trial in the UK without any corresponding expenses in the three months ended June 30, 2004;

         o $123,000 of the increase came from communication costs due to the higher costs of the satellite service in accordance with a new agreement signed in December 2004 and acquisition of increased bandwidth;

         o $96,000 of the increase came from increased technical site service expense. This expense was due to an increase in the number of technical service visits to our sites due to new software releases;

         o $40,000 of the increase came from increased domestic installation expense. This expense was due to our continued site count growth.

         The $85,000 decrease in the direct operating costs of NTN Wireless was related to the lower level of cost of goods sold associated with the NTN Wireless revenue decrease of $47,000 noted above as well as an increase in gross margin. Our gross margin in the NTN Wireless segment in the three months ended June 30, 2005 was 47%, a 4% increase over the 43% gross margin we recorded in the three months ended June 30, 2004.

         The $34,000 increase in the direct operating costs of Software Solutions was related to an increased level of costs of goods sold based on a higher concentration of hardware shipments associated with the Software Solutions revenue increase of $64,000 in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Our gross margin in the Software Solutions segment in the three months ended June 30, 2005 was 83%, which represented a 3% decrease over the 86% gross margin we recorded in the three months ended June 30, 2004.

         The $179,000 increase in the direct operating costs of Buzztime was primarily due to a $134,000 of salary production costs that were directly associated with the increase in production revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses (SG&A) increased $535,000 or 9%, to $6,710,000 in the three months ended June 30, 2005 from $6,175,000 in the three months ended June 30, 2004. The following table compares the selling, general and administrative expenses for each of our operating segments between the three months ended June 30, 2005 and 2004:

                         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                 2005          2004      Change
                                                 ----          ----      ------
         NTN iTV Network                      $4,307,000   $3,696,000  $611,000
         NTN Wireless                            453,000      399,000    54,000
         Software Solutions                    1,242,000    1,260,000   (18,000)
                                              -----------  ----------  ---------
           Hospitality Technologies division   6,002,000    5,355,000   647,000
         Buzztime                                708,000      820,000  (112,000)
                                              -----------  ----------  ---------
           Consolidated                       $6,710,000   $6,175,000  $535,000
                                              ===========  ==========  =========

         The $611,000 SG&A increase in the NTN iTV Network segment came from a variety of factors, including:

         o $248,000 of SG&A expenses related to our trial in the UK without any corresponding expenses in the three months ended June 30, 2004;
         o Increased domestic sales commissions of $80,000 relating to the increase in new site sales:
         o        Increased estimate for bad debts of $88,000;
         o Increased marketing and travel and entertainment expenses of $81,000 associated with the launch of NTN BlastTM content and the new iTV dual-channel technology platform and rollout of an independent dealer network.

         The $54,000 increase in the SG&A expenses of NTN Wireless was primarily due to an increase in personnel.

         The $18,000 reduction in the SG&A expenses of Software Solutions was primarily due to personnel reductions.

         The $112,000 reduction in the SG&A expenses of Buzztime was primarily due to personnel reductions.

LITIGATION, LEGAL AND PROFESSIONAL FEES

         Litigation, legal and professional fees decreased $180,000 to $190,000 in the three months ended June 30, 2005 compared to $370,000 in the three months ended June 30, 2004. The litigation, legal and professional fees in the three months ended June 30, 2004 included $133,000 of legal expenses to defend the litigation against NTN Wireless with no comparable expense in the three months ended June 30, 2005. The three months ended June 30, 2004 included $81,000 of Sarbanes-Oxley-related expenses compared to $20,000 in the three months ended June 30, 2005.

STOCK BASED COMPENSATION

         Stock based compensation expense increased by $45,000 to $85,000 in the three months ended June 30, 2005 compared to $40,000 in the three months ended June 30, 2004. This increase largely arises from recognition of non-cash expense associated with the grants of certain deferred stock units to our executives in third quarter 2004 under the 2004 Performance Incentive Plan.

DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization not related to direct operating costs decreased by $50,000, or 23%, to $165,000 in the three months ended June 30, 2005 from $215,000 in the three months ended June 30, 2004 due to certain assets becoming fully depreciated.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses decreased $22,000 to $66,000 in the three months ended June 30, 2005 from $88,000 in the three months ended June 30, 2004, due primarily to the completion of certain projects for the iTV network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

         Interest income in the three months ended June 30, 2005 was $25,000 compared to $23,000 in the three months ended June 30, 2004.

         Interest expense increased $21,000, or 75%, to $49,000 in the three months ended June 30, 2005, compared to $28,000 in the three months ended June 30, 2004, due to borrowing on our line of credit and additional leases entered into in 2005.

INCOME TAXES

         The NTN Hospitality Technologies division is expected to report taxable income for the year ended December 31, 2005. For federal income tax reporting purposes and in unitary states where NTN may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, NTN Hospitality Technologies recorded a tax provision of $43,000 in the three months ended June 30, 2005. This was a $31,000 increase over the $12,000 provision for income taxes recorded in the three months ended June 30, 2004.

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

         Our EBITDA improved by $82,000 to negative $23,000 in the three months ended June 30, 2005 from EBITDA of negative $105,000 in the three months ended June 30, 2004.This EBITDA improvement was due to the increase in interest expense (net), depreciation and amortization expense and income tax expense offset by the increase in loss in the three months ended June 30, 2005.

         The improvement in EBITDA was achieved despite last year's Q2 benefiting from a one-time legal settlement of $225,000 and despite this year incurring $307,000 in costs for the launch of our iTV Hospitality Network in the UK. Without these items, consolidated Q2 EBITDA would have improved by an additional $532,000 to $284,000.

         The following table reconciles our net loss per GAAP to EBITDA:

                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                    ----------------------------
                                                        2005            2004
                                                    -----------     -----------
                  EBITDA CALCULATION

                  Net loss per GAAP                 $(1,092,000)    $(1,074,000)
                    Interest expense (net)               24,000           5,000
                    Depreciation and amortization     1,002,000         952,000
                    Income taxes                         43,000          12,000
                                                    -----------     -----------
                  EBITDA                            $   (23,000)    $  (105,000)
                                                    ===========     ===========

         On a segment basis, our segments generated EBITDA levels as presented below:

      ($000)                                                      THREE MONTHS ENDED
                                                                     JUNE 30, 2005
                                        -----------------------------------------------------------------
      EBITDA CALCULATION:
                                        NTN ITV      NTN      SOFTWARE      HOSP.
                                        NETWORK    WIRELESS   SOLUTIONS   TECH. DIV.   BUZZTIME    TOTAL
                                        -------    --------   ---------   ----------   --------   -------
      Net income (loss)                 $    82    $    240   $   (421)   $     (99)   $  (993)   $(1,092)

        Interest expense (net)               23          --         --           23          1         24
        Depreciation and amortization       744          14         85          843        159      1,002
        Income taxes                         43          --         --           43         --         43
                                        -------    --------   ---------   ----------   --------   -------
      EBITDA                            $   892    $    254   $   (336)   $     810    $  (833)   $   (23)
                                        =======    ========   =========   ==========   ========   =======



                                                         17


      ($000)                                                    THREE MONTHS ENDED
                                                                  JUNE 30, 2004
                                        -----------------------------------------------------------------
      EBITDA CALCULATION:
                                        NTN ITV      NTN      SOFTWARE      HOSP.
                                        NETWORK    WIRELESS   SOLUTIONS   TECH. DIV.   BUZZTIME    TOTAL
                                        -------    --------   ---------   ----------   --------   -------
      Net income (loss)                 $   420    $    115   $    (510)  $       25   $ (1,099)  $(1,074)

        Interest expense (net)                5          --          --            5         --         5
        Depreciation and amortization       704          19          94          817        135       952
        Income taxes                         12          --          --           12         --        12
                                        -------    --------   ---------   ----------   --------   -------
      EBITDA                            $ 1,141    $    134   $    (416)  $      859   $   (964)  $  (105)
                                        =======    ========   =========   ==========   ========   =======

SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

         Operations for the six months ended June 30, 2005 resulted in a net loss of $2,439,000 compared to a net loss of $2,368,000 for the six months ended June 30, 2004.

REVENUES

         The revenues of the NTN Hospitality Technologies division increased by $1,320,000, or 8%, to $18,610,000 for the six months ended June 30, 2005 from $17,290,000 for the six months ended June 30, 2004. The revenue contribution from each operating segment of the division for the six months ended June 30, 2005 and 2004 are shown in the following table:

                      COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                                    Six Months Ended June 30,
                                                    -------------------------
                                               2005             2004          Change
                                               ----             ----          ------
           NTN iTV Network*               $  13,712,000    $ 12,345,000    $ 1,367,000
           NTN Wireless                       2,971,000       3,090,000       (119,000)
           Software Solutions                 1,927,000       1,855,000         72,000
                                          --------------   -------------   ------------
             Total Revenue of Division    $  18,610,000    $ 17,290,000    $ 1,320,000
                                          ==============   =============   ============

(* For the purpose of this analysis, the NTN iTV Network's revenues include $0 and $14,000 of "other" revenues for the six months ended June 30, 2005 and 2004, respectively.)

         Within the NTN iTV Network segment there are several revenue contributors, including our subscription revenue from core hospitality operations, revenue from our Canadian operations, advertising revenue and installation revenue. The primary revenue components are broken out in the following table:

                                              COMPONENTS OF NTN ITV NETWORK REVENUE

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                 2005          2004          Change
                                                                                 ----          ----          ------
           U.S. Subscription Revenues                                       $11,263,000   $ 10,116,000  $  1,147,000
           Subscription and Installation Revenue from Canadian Operations     1,785,000      1,511,000       274,000
           Advertising and Special Events Revenue - United States               147,000        218,000       (71,000)
           Advertising Revenue and Special Events - Canada                      176,000        182,000        (6,000)
           U.S. Installation Revenue                                            341,000        318,000        23,000
                                                                            ------------- ------------- -------------
             NTN iTV Network                                                $13,712,000    $12,345,000  $  1,367,000
                                                                            ============= ============= =============

         As noted in the above table, our subscription revenue from core domestic hospitality operations increased by $1,147,000, or 11%, in the six months ended June 30, 2005 due to an increase in net site count. Additionally, our Canadian subscription and installation revenue increased by $274,000, or 18%, in the six months ended June 30, 2005.

         In the six months ended June 30, 2005, we added a net number of 145 new sites in the United States compared to no change in new domestic sites in the six months ended June 30, 2004. The NTN iTV Network customer site count in the United States at June 30, 2005 was 3,454. This was an increase of 324 sites over June 30, 2004.

         In the six months ended June 30, 2005, we added a net number of 27 new sites in Canada. Our Canadian site count at June 30, 2005 was 378.

         At June 30, 2005, our combined North America site count of 3,832 subscribing sites is the highest in Company history.

         Revenues from NTN Wireless decreased by $119,000 from $3,090,000 in the six months ended June 30, 2004 to $2,971,000 in the six months ended June 30, 2005. This decrease occurred because the first half of 2004 included a wide product roll-out to a restaurant chain while 2005 did not include such a roll-out.

         Revenues from Software Solutions increased by $72,000 from $1,855,000 in the six months ended June 30, 2004 to $1,927,000 in the six months ended June 30, 2005 due to the recognition of deferred revenue from 2004.

         Buzztime revenues increased $444,000 to $526,000 in the six months ended June 30, 2005 from $82,000 in the six months ended June 30, 2004. The primary components in the $444,000 revenue increase were $226,000 under the Trial Agreement with Comcast Cable that related to a combination of technology development work, equipment installations and license fees and $218,000 in consumer subscription fees via our distribution through wireless/mobile phones and satellite television companies and royalties on game products.

         As a result of the above factors, NTN's consolidated revenues increased $1,764,000, or 10%, to $19,136,000 in the six months ended June 30, 2005 from
$17,372,000 in the six months ended June 30, 2004.

OPERATING EXPENSES

         Consolidated direct operating costs increased $719,000, or 12%, to $6,858,000 in the six months ended June 30, 2005 from $6,139,000 in the six months ended June 30, 2004. The following table compares the direct costs for each of our operating segments between the six months ended June 30, 2005 and 2004:

                                 DIRECT OPERATING COSTS

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                 2005         2004      Change
                                                 ----         ----      ------
         NTN iTV Network                      $4,105,000  $3,314,000  $ 791,000
         NTN Wireless                          1,708,000   1,893,000   (185,000)
         Software Solutions                      270,000     350,000    (80,000)
                                              ----------- ----------- ----------
           Hospitality Technologies division   6,083,000   5,557,000    526,000
         Buzztime                                775,000     582,000    193,000
                                              ----------- ----------- ----------
           Consolidated                       $6,858,000  $6,139,000  $ 719,000
                                              ==========  =========== ==========

         The primary drivers in the $719,000 increase in our direct operating costs were the $791,000 increase in the direct operating costs in the NTN iTV Network and the $193,000 increase in the direct operating costs of Buzztime. The reductions in direct operating costs in the NTN Wireless and Software Solutions segments helped partially offset the increase in the NTN iTV Network segment.

         The $791,000 increase in the NTN iTV Network's direct operating costs came from a variety of factors, including:

         o $276,000 of the increase came from NTN Canada. The largest single component of the increase in NTN Canada was an increase in direct depreciation of $159,000 due to installation of new site equipment at new and existing sites. Prior to our acquisition of that operation, the site equipment in Canada was largely fully depreciated. Another $85,000 of the increase in NTN Canada was from a combination of increased installation and technical site service expenses associated with the installation and conversion to iTV and NTN Blast of a significant percentage of the Canadian installed base;

         o $82,000 of direct expenses related to our trial in the UK without any corresponding expenses in the six months ended June 30, 2004;

         o $199,000 of the increase came from communication costs due to the higher costs of the satellite service in accordance with a new agreement signed in December 2004 and acquisition of increased bandwidth;

         o $176,000 of the increase came from increased technical site service expense. This expense was due to an increase in the number of technical service visits to our sites due to new software releases;

         o $101,000 of the increase came from increased domestic installation expense. This expense was due to our continued site count growth.

         The $185,000 decrease in the direct operating costs of NTN Wireless was related to the lower level of cost of goods sold associated with the NTN Wireless revenue decrease of $119,000 noted above as well as an increase in gross margin. Our gross margin in the NTN Wireless segment in the six months ended June 30, 2005 was 43%, a 4% increase over the 39% gross margin we recorded in the six months ended June 30, 2004.

         The $80,000 decrease in the direct operating costs of Software Solutions was related to a decreased level of costs of goods sold of hardware shipments and a decrease in depreciation after the sale of software products to Intura. Our gross margin in the Software Solutions segment in the six months ended June 30, 2005 was 86%, which represented a 5% increase over the 81% gross margin we recorded in the six months ended June 30, 2004.

         The $193,000 increase in the direct operating costs of Buzztime was primarily due to a $134,000 of salary production costs that were directly associated with the increase in production revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Consolidated selling, general and administrative expenses (SG&A) increased $716,000 or 6%, to $13,036,000 in the six months ended June 30, 2005 from $12,320,000 in the six months ended June 30, 2004. The following table compares the selling, general and administrative expenses for each of our operating segments between the six months ended June 30, 2005 and 2004:

                       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                   Six Months Ended June 30,
                                                   -------------------------
                                                  2005       2004       Change
                                                  ----       ----       ------
         NTN iTV Network                      $ 8,414,000  $7,462,000 $952,000
         NTN Wireless                             880,000     785,000   95,000
         Software Solutions                     2,422,000   2,532,000 (110,000)
                                              ----------- ----------- ---------
           Hospitality Technologies division   11,716,000  10,779,000  937,000
         Buzztime                               1,320,000   1,541,000 (221,000)
                                              ----------- ----------- ---------
           Consolidated                       $13,036,000 $12,320,000 $716,000
                                              =========== ===========  ========

         The $952,000 SG&A increase in the NTN iTV Network segment came from a variety of factors, including:

         o $375,000 of SG&A expenses related to our trial in the UK without any corresponding expenses in the six months ended June 30, 2004;
         o Increased domestic sales commissions of $152,000 relating to the increase in new site sales;
         o        Increased estimate for bad debts of $264,000;
         o Increased marketing and travel and entertainment expenses of $55,000 associated with the launch of NTN BlastTM content and the new iTV dual-channel technology platform and rollout of an independent dealer network.

         The $95,000 increase in the SG&A expenses of NTN Wireless was primarily due to an increase in personnel.

         The $110,000 reduction in the SG&A expenses of Software Solutions was primarily due to personnel reductions.

         The $221,000 reduction in the SG&A expenses of Buzztime was primarily due to personnel reductions.

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

         We engaged a third party valuation firm to estimate the value of our 10% ownership interest in Intura. Based upon that analysis, we concluded that the fair value of our investment in Intura was approximately $69,000. Additionally, based on that analysis, we concluded that there was no impairment of the goodwill in the Software Solutions segment as a result of this transaction. The transfer of the software products, which we carried as part of our intangible assets, resulted in a one-time, non-cash charge of $276,000.

LITIGATION, LEGAL AND PROFESSIONAL FEES

         Litigation, legal and professional fees decreased $178,000 to $570,000 in the six months ended June 30, 2005 compared to $748,000 in the six months ended June 30, 2004. Legal fees in the six months ended June 30, 2005 decreased $269,000 which was primarily related to $176,000 of legal expenses to defend the litigation against NTN Wireless in the six months ended June 30, 2004 with no comparable expense in 2005. The six months ended June 30, 2005 included $253,000 of Sarbanes-Oxley and audit related expenses compared to $197,000 in the six months ended June 30, 2004.

STOCK BASED COMPENSATION

         Stock based compensation expense increased by $98,000 to $192,000 in the six months ended June 30, 2005 compared to $94,000 in the six months ended June 30, 2004. This increase largely arises from recognition of non-cash expense associated with the grants of certain deferred stock units to our executives in third quarter 2004 under the 2004 Performance Incentive Plan.

DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization not related to direct operating costs decreased by $15,000, or 3%, to $420,000 in the six months ended June 30, 2005 from $435,000 in the six months ended June 30, 2004 due to certain assets becoming fully depreciated.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses decreased $47,000 to $125,000 in the six months ended June 30, 2005 from $172,000 in the six months ended June 30, 2004, due primarily to the completion of certain projects for the iTV network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

         Interest income in the six months ended June 30, 2005 was $51,000 compared to $42,000 in the six months ended June 30, 2004.

         Interest expense increased $73,000, or 11%, to $73,000 in the six months ended June 30, 2005, compared to $66,000 in the six months ended June 30, 2004, due to borrowing on our line of credit and additional leases entered into in 2005.

INCOME TAXES

         The NTN Hospitality Technologies division is expected to report taxable income for the year ended December 31, 2005. For federal income tax reporting purposes and in unitary states where NTN may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, NTN Hospitality Technologies recorded a tax provision of $76,000 in the six months ended June 30, 2005. This was a $43,000 increase over the $33,000 provision for income taxes recorded in the six months ended June 30, 2004.

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

         Our EBITDA improved by $63,000 to negative $356,000 in the six months ended June 30, 2005 from EBITDA of negative $419,000 in the six months ended June 30, 2004.This EBITDA improvement was due to the increase in depreciation and amortization expense and income tax expense offset by the increase in loss in the six months ended June 30, 2005.

         The improvement in EBITDA resulted despite last year's first six months benefiting from a one-time legal settlement of $225,000 and despite this year incurring $490,000 in costs for the launch of our iTV Hospitality Network in the UK. Without these items, consolidated six month EBITDA would have improved by $715,000 to $134,000.

    The following table reconciles our net loss per GAAP to EBITDA:

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                    ---------------------------
                                                        2005             2004
                                                    ------------    -----------
              EBITDA CALCULATION

              Net loss per GAAP                     $ (2,439,000)   $(2,368,000)
                Interest expense (net)                    22,000         24,000
                Depreciation and amortization          1,985,000      1,892,000
                Income taxes                              76,000         33,000
                                                    ------------    -----------
              EBITDA                                 $  (356,000)   $  (419,000)
                                                    ============    ===========


On a segment basis, our segments generated EBITDA levels as presented below:

      ($000)                                                     SIX MONTHS ENDED
                                                                  JUNE 30, 2005
                                           -----------------------------------------------------------------
         EBITDA CALCULATION:
                                           NTN ITV      NTN      SOFTWARE      HOSP.
                                           NETWORK    WIRELESS   SOLUTIONS   TECH. DIV.   BUZZTIME    TOTAL
                                           -------    --------   ---------   ----------   --------   -------
         Net income (loss)                 $    19    $    289   $  (1,091)  $     (783)  $ (1,656)  $(2,439)

           Interest expense (net)               19          --          --           19          3        22
           Depreciation and amortization     1,453          39         177        1,669        316     1,985
           Income taxes                         76          --          --           76         --        76
                                           -------    --------   ---------   ----------   --------   -------
         EBITDA                            $ 1,567    $    328   $    (914)  $      981   $ (1,337)  $  (356)
                                           =======    ========   =========   ==========   ========   =======





         ($000)                                                  SIX MONTHS ENDED
                                                                  JUNE 30, 2004
                                           -----------------------------------------------------------------
         EBITDA CALCULATION:
                                           NTN ITV      NTN      SOFTWARE      HOSP.
                                           NETWORK    WIRELESS   SOLUTIONS   TECH. DIV.   BUZZTIME    TOTAL
                                           -------    --------   ---------   ----------   --------   -------
         Net income (loss)                 $   626    $    165   $  (1,079)  $     (288)  $ (2,080)  $(2,368)

           Interest expense (net)               24          --          --           24         --        24
           Depreciation and amortization     1,389          55         192        1,636        256      1892
           Income taxes                         33          --          --           33         --        33
                                           -------    --------   ---------   ----------   --------   -------
         EBITDA                            $ 2,072    $    220   $    (887)  $    1,405   $ (1,824)  $  (419)
                                           =======    ========   =========   ==========   ========   =======


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005, we had cash and cash equivalents of $4,647,000 and working capital (current assets in excess of current liabilities) of $4,012,000, compared to cash and cash equivalents of $6,710,000 and working capital of $6,644,000 at December 31, 2004. Net cash provided by (used in) operating activities was $273,000 for the six months ended June 30, 2005 compared to $(1,826,000) for the six months ended June 30, 2004, or a $2,099,000 increase in cash provided by operating activities.

         The primary causes of this $2,099,000 increase in the cash generated by our operating activities were:

o the non-cash nature of the $343,000 charge related to the Intura transaction, the $294,000 increase in the provision for doubtful accounts, the $98,000 increase in stock-based compensation charges, and the $157,000 increased loss on disposition of equipment and capitalized software, which while they decreased our earnings had no impact on our cash generated from operating activities,

o the use of $163,000 less cash supporting the growth of our accounts receivable and the increase in our accounts payable and accrued expenses generated an increase of $148,000 of incremental cash, and

o an increase in the use of cash associated with the change in deferred revenue of $695,000. The increase in the deferred revenue was due to the growth of new sites in our NTN iTV Network as discussed above, and Buzztime deferred revenue.

         Net cash used in investing activities was $2,672,000 for the six months ended June 30, 2005 compared with $1,526,000 for the six months ended June 30, 2004. Included in net cash used in investing activities for the six months ended June 30, 2005 were $2,279,000 in capital expenditures largely related to the increase in our NTN iTV Network sites, $123,000 of deposits on broadcast equipment and $270,000 of capitalized software development expenditures. The primary components of net cash used in investing activities for the six months ended June 30, 2004 were $1,218,000 of capital expenditures, $82,000 of incremental cash usage relating to our acquisitions, $32,000 in deposits on broadcast equipment and $194,000 of capitalized software development expenditures.

         Net cash provided by financing activities was $356,000 for the six months ended June 30, 2005 compared to $11,664,000 for the six months ended June 30, 2004. The cash provided by financing activities for the six months ended June 30, 2005 included $700,000 in borrowings on our revolving line of credit and $265,000 in cash generated from the exercise of stock options and warrants. Those cash inflows were partially offset by $462,000 in principal payments on equipment note payable and $147,000 in principal payments on capital leases. The $11,664,000 in cash provided by financing activities in the six months ended June 30, 2004 included $13,001,000 of net proceeds from our equity offering in January 2004 and $320,000 from the exercise of stock options and warrants. These proceeds were partially offset by $1,000,000 of principal payments on the revolving line of credit, $571,000 of principal payments on equipment notes payable and $86,000 of principal payments on capital leases.

FUTURE FINANCING NEEDS

         We believe we currently have cash on hand to operate our business.

         Cash reserves have declined in the first six months of 2005 due to the record growth of NTN iTV Network site installations requiring substantial capital investment, along with continued investment in growth initiatives for our Buzztime Licensing efforts, new investment for distribution of our products in the UK, and operating losses in our Software Solutions segment. We anticipate, however, that stronger operating results in the third and fourth quarter 2005, and into 2006, will allow the cash on hand, along with cash from operations, to be sufficient to operate the Company's business. While there is currently no plan to raise capital, continued high growth or lower than expected results from operations could require us to raise capital at less than favorable rates.

         As further background and insight, in 2004 and year to date in 2005, in addition to capital expenditures to support the record sales of new iTV Network sites, our iTV Network has required a substantial capital investment due to the one-time conversion of older installations to VSAT connectivity. Each new site installation in 2004 and during Q1 2005 required approximately $5,000 in capital investment and equipment. A move to predominantly DSL connectivity in Q2 2005 has lowered this amount to approximately $3,500 per site. This savings has significantly improved the business model for site profits versus invested capital. Despite this savings, total capital expenditures do remain substantial as sales are running well ahead of prior years and show no signs of abating, thus offsetting what would otherwise be lower total capital expenditures.

         Additionally, we have been investing capital to convert our approximately 350 Canadian iTV Network sites to our newest iTV2 technology, which allows the play of Texas Hold `Em, as well as other new game content. We acquired the NTN Canada Network assets of our Canadian licensee in December 2003. The previous owner had not converted the Canadian customer base to DITV during the 1999 to 2001 period when our domestic sites were converted, and the Canadian Network had become antiquated and was rapidly losing customers. Following the purchase, we have been in the process of upgrading the technology for all 350 active sites there. Through June 30, 2005, approximately 77% of the Canadian sites had been converted to iTV2, our newest technology platform, and connected via either VSAT or DSL communication platforms. Over the next 6 months we plan to convert the remainder of our current customer base at a cost of approximately $280,000.

         Capital requirements in the coming 12 months will additionally depend upon two other initiatives. The first is the launch of our iTV Network in the UK, which began with an initial trial of eleven iTV Network sites on March 1, 2005. We believe that a significant growth opportunity exists in the UK for our iTV product, and each new site will require capital expenditures of about $3,500, which is commensurate with U.S. sites. The second initiative is the operations of our Software Solutions segment, for which we have invested over the past two years with a goal that stronger sales can be obtained in late 2005 and in 2006.

         The capital necessary to support a third initiative, the development and distribution of the Buzztime Channel to the major U.S. cable systems, should decline substantially for the last half of 2005 as operating losses have been reduced to a lower run-rate of approximately $3 million from its historic loss of approximate $4 million per year. This is because the Company has been able to reduce its investment in technology and applications for deployment to digital cable television systems while still maintaining the market requirements to support current operations and sales orders. We do anticipate that costs could go up substantially if we succeed as planned and enter into broader national agreements with the major cable operators, as this may prompt us to aggressively increase Buzztime development, sales and marketing efforts to more quickly advance our distribution within the U.S. market. Offsetting cash usage in this segment will be first-time license revenues from sales of the new plug-and-play Buzztime game to U.S. toy retailers, which could be significant, along with increased satellite TV and mobile licensing revenue. In 2006, continuing Buzztime losses, if incurred, will be due primarily to the approximately $1.5 million in annual costs to create the trivia and live sports game content that is used by all of our interactive game businesses, including distribution to the NTN iTV Network, cable, mobile, satellite and retail toy markets. All of this expense is currently borne by the Buzztime subsidiary.

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

         o We record deferred costs and revenues related to the costs and related installation revenue associated with installing iTV customer sites. Based on Staff Accounting Bulletin 104 (SAB
                  104), we amortize these amounts over an estimated average life of a customer relationship. Currently, we estimate that the average customer life is three years.

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

                  o For iTV customers that pay under electronic payment arrangements, we fully reserve for all the customers that have terminated our iTV Network service or had their service suspended. Additionally, we fully reserve for all receivables over 60 days past due. We then reserve three percent of outstanding balances for all unreserved customer balances.

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

o We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At June 30, 2005 the net amount of $6,947,000 of goodwill and intangible assets represented 24.2% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

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

         ASSESSMENTS OF FUNCTIONAL CURRENCIES. The U.S. dollar is the functional currency of all of the Company's operations except for the Canadian operations and the trial deployment in the United Kingdom.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to risks related to stock market fluctuations, interest rates and currency exchange rates. As of June 30, 2005, we owned common stock of an Australian company that is subject to market risk. At June 30, 2005, the carrying value of this investment was $422,000, which is net of a $394,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At June 30, 2005, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $42,000 in the carrying value of the investment. As of June 30, 2005 we also had cash equivalents of approximately $2.75 million invested primarily in short-term government bonds that is subject to market risk.

         We have outstanding line of credit borrowings of $700,000 at June 30, 2005 which bear a rate of interest equal to the prime rate plus 2% per annum. A hypothetical one-percentage point increase in the prime rate would result in an increase of $7,000 in annual interest expense.

         We also face currency exchange risk with our operations in Canada. NTN Canada earned approximately Canadian $835,000 (or U.S. $678,000) before corporate overhead and taxes in the three months ended June 30, 2005. A hypothetical 10% decline in the value of the Canadian dollar versus the United States dollar would reduce the stated contribution from that unit to the NTN iTV Network segment by that same 10%.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, our management (including our chief executive officer and chief financial officer) evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as to whether such disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that our efforts to remediate the material weakness described below have not yet been completed, and therefore the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report. However, as also described below, we feel that we have made significant progress in remediating such material weakness.

         Under Auditing Standard No. 2 as defined by the PCAOB, a material weakness is a significant deficiency, or a combination of significant deficiencies, that result in more than likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified that, as of December 31, 2004, there was inadequate documentation of the design and testing of controls over relevant assertions related to certain significant accounts and disclosures. This pertains to documenting to the degree appropriate how certain controls were initiated, authorized, recorded, processed, tested or reported. Our review found no material deficiencies in the functioning of the underlying control activities themselves. We also did not have any audit adjustments to the consolidated financial statements as of and for the year ended December 31, 2004. We have made significant progress in designing and implementing improved controls and processes to address the weakness described above. We are redrafting our internal control policies and related test scripts generally to a detail level closer to the desk procedure level to allow a more precise understanding of our processes and controls. We are also expanding and refining our testing methodologies to reflect that greater level of detail in our documentation.

         We currently are unable to conclusively determine when the above noted material weakness will be fully remediated. However, we believe we have designed a plan and secured the necessary resources that will enable us to continue to make significant progress toward full remediation; specifically, we have:

         o        appointed a vice president to oversee internal controls;
         o established a compliance team consisting of managers of key areas of responsibility;
         o established a timeline and schedule of documentation tasks to be completed by members of the compliance team with input and verification from process owners; and
         o established regularly scheduled status conferences with our independent accountants.

         We cannot be certain at this time that our effort will result in complete remediation by the third quarter of fiscal 2005. Therefore we are currently unable to provide assurance that the material weakness described above will not be reported in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         Since our evaluation as of June 30, 2005, other than as described in EVALUATION OF DISCLOSURE CONTROLS AND Procedures, we have had no significant changes in our internal controls.


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of shareholders on June 10, 2005. The following matters were voted upon at such meeting:

         1. To elect three directors to hold office until the 2008 annual meeting of stockholders and until their respective successors are duly elected and qualified:

                  BARRY BERGSMAN
         Votes in Favor.............. 34,124,912
         Abstentions................. 15,437,181

                  NEAL FONDREN
         Votes in Favor.............. 45,005,042
         Abstentions ................  4,557,051

                  STANLEY B. KINSEY
         Votes in Favor.............. 33,591,664
         Abstentions................. 15,970,429

         Each of Mr. Bergsman, Mr. Fondren and Mr. Kinsey was elected as a director to hold office until the annual meeting of stockholders in 2008 and until each of their respective successors is duly elected and qualified. The following directors were not subject to election and their term of office continued after the meeting: Gary Arlen, Robert M. Bennett, Robert Clasen, Michael Fleming and Esther Rodriquez. Mr. Bennett and Ms. Rodriguez subsequently retired their positions as directors effective June 30, 2005. Kendra Berger and Adrian A. Pace were appointed to serve as directors effective July 1, 2005. As a result of stockholder approval of Proposal 2 to eliminate the classified structure of the Board of Directors as reported below, Mr. Bergsman, Mr. Fondren and Mr. Kinsey will each serve a term of one year through the date of the annual meeting in 2006 or until their respective successors are duly qualified.

         2. To amend the Restated Articles of Incorporation of NTN Communications, Inc. to eliminate the classified structure of the Board of Directors:

         Votes In Favor ............. 49,115,521
         Votes Against...............    305,952
         Abstentions ................    140,620

         The proposal to amend the Restated Articles of Incorporation of NTN Communications, Inc. to eliminate the classified structure of the Board of Directors was approved by the Company's stockholders. All Directors will each serve a term of one year.

          3. To amend the Restated Articles of Incorporation of NTN Communications, Inc. to change the Company's corporate name from NTN Communications, Inc. to NTN Buzztime, Inc.:

         Votes In Favor ............ 37,050,826
         Votes Against ............. 11,318,178
         Abstentions................  1,193,089

         The proposal to amend the Restated Articles of Incorporation of NTN Communications, Inc. to change the Company's corporate name from NTN Communications, Inc. to NTN Buzztime, Inc. was approved by the Company's stockholders.

          4. To ratify the appointment of HASKELL & WHITE LLP as independent accountants of NTN for the fiscal year ending December 31, 2005.

         Votes In Favor ............ 40,696,167
         Votes Against .............  8,532,347
         Abstentions................    333,579

         The proposal for ratification of the appointment of HASKELL & WHITE LLP was approved.

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS

(a) Exhibits

         3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (4)
         3.2 Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (7)
         3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 22, 2000 (8)
         3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 24, 2000 (8)
         3.5      By-laws of the Company (2)
         3.6 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 27, 2003 (15)
         4.1      Specimen Common Stock Certificate (10)
         4.2*     Stock Option Agreement, dated October 7, 1998, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (5)
         4.3*     Stock Option Agreement, dated October 7, 1999, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (6)
         4.4* Stock Option Agreement, dated January 26, 2001, by and between NTN Communications, Inc. and Stanley B. Kinsey (12)
         4.5 Warrant Certificate issued January 13, 2003 by NTN Communications, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (18)
         4.6 NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Communications, Inc. and Media General, Inc. (17)
         4.7 Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (17)
         4.8 Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (17)
         4.9 Form of Common Stock Purchase Warrant issued to Roth Capital Partners (13)
         4.10* Stock Option Agreement, dated June 28, 2005 by and between NTN Communications, Inc. and Stanley B. Kinsey(1)
         10.1     License Agreement with NTN Canada (3)
         10.2* Employment Agreement, dated June 28, 2005, by and between NTN Communications, Inc. and Stanley B. Kinsey (1)
         10.3 Subscription Agreement dated January 13, 2003 between NTN Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (18)

         10.4 Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003 (18)
         10.5 Securities Purchase Agreement dated May 5, 2003 by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (17)
         10.6 Placement Agency Agreement dated January 26, 2004 by and between Roth Capital Partners and NTN Communications, Inc.
                  (13)
         10.7 Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology Co., Ltd. (9)
         10.8 Office Lease, dated July 17, 2000, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (11)
         10.9 Asset Purchase Agreement dated July 30, 2003 by and among NTN Software Solutions, Inc., NTN Communications, Inc., Breakaway International, Inc. and the Seller Shareholders (15)
         10.10 Asset Purchase Agreement dated December 15, 2003 by and among NTN Canada, Inc., NTN Communications, Inc., NTN Interactive Network, Inc. and Chell Group Corporation (14)
         10.11 Settlement Agreement, effective as of February 28, 2005, between Long Range Systems, Inc. and NTN Communications, Inc.
                  (19)
         31.1 Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1     Certification of CEO Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2     Certification of CFO Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                           NTN COMMUNICATIONS, INC.

Date: August 8, 2005                       By: /s/ Andy Wrobel
                                               ------------------------------
                                               Andy Wrobel
                                               Authorized Signatory and Chief
                                               Financial Officer

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                    DESCRIPTION
         3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (4)
         3.2 Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (7)
         3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 22, 2000 (8)
         3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 24, 2000 (8)
         3.5      By-laws of the Company (2)
         3.6 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 27, 2003 (15)
         4.1      Specimen Common Stock Certificate (10)
         4.2*     Stock Option Agreement, dated October 7, 1998, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (5)
         4.3*     Stock Option Agreement, dated October 7, 1999, by and between
                  NTN Communications, Inc. and Stanley B. Kinsey (6)
         4.4* Stock Option Agreement, dated January 26, 2001, by and between NTN Communications, Inc. and Stanley B. Kinsey (12)
         4.5 Warrant Certificate issued January 13, 2003 by NTN Communications, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (18)
         4.6 NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Communications, Inc. and Media General, Inc. (17)
         4.7 Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (17)
         4.8 Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (17)
         4.9 Form of Common Stock Purchase Warrant issued to Roth Capital Partners (13)
         4.10* Stock Option Agreement, dated June 28, 2005, by and between NTN Communications, Inc. and Stanley B. Kinsey (1)
         10.1     License Agreement with NTN Canada (3)
         10.2* Employment Agreement, dated June 28, 2005, by and between NTN Communications, Inc. and Stanley B. Kinsey (1)
         10.3 Subscription Agreement dated January 13, 2003 between NTN Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (18)
         10.4 Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003 (18)
         10.5 Securities Purchase Agreement dated May 5, 2003 by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (17)
         10.6 Placement Agency Agreement dated January 26, 2004 by and between Roth Capital Partners and NTN Communications, Inc.
                  (13)
         10.7 Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology Co., Ltd. (9)
         10.8 Office Lease, dated July 17, 2000, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (11)
         10.9 Asset Purchase Agreement dated July 30, 2003 by and among NTN Software Solutions, Inc., NTN Communications, Inc., Breakaway International, Inc. and the Seller Shareholders (15)
         10.10 Asset Purchase Agreement dated December 15, 2003 by and among NTN Canada, Inc., NTN Communications, Inc., NTN Interactive Network, Inc. and Chell Group Corporation (14)
         10.11 Settlement Agreement, effective as of February 28, 2005, between Long Range Systems, Inc. and NTN Communications, Inc.
                  (19)
         31.1 Certification of CEO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification of CFO pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1     Certification of CEO Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2     Certification of CFO Pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      *   Management Contract or Compensatory Plan.

----------

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