Form 10-Q
period 2005-09-30
NTN COMMUNICATIONS INC
filed 2005-11-09
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

     YES [X]  NO [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     YES [ ]  NO [X]

     At November 4, 2005, the registrant had outstanding 53,735,000 shares of common stock, $.005 par value.

                                        PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    Condensed Consolidated Balance Sheets


                                                                              SEPTEMBER 30,
                                                                                   2005          DECEMBER 31,
                            ASSETS (PLEDGED)                                   (UNAUDITED)           2004
                                                                              -------------     -------------
Current assets:
    Cash and cash equivalents                                                 $   4,974,000     $   6,710,000
    Restricted cash                                                                  68,000            66,000
    Accounts receivable, net                                                      3,385,000         3,405,000
    Investment available-for-sale                                                   345,000           304,000
    Inventory                                                                       303,000           399,000
    Deposits on broadcast equipment                                                 662,000           534,000
    Deferred costs                                                                1,102,000           960,000
    Prepaid expenses and other current assets                                     1,070,000         1,128,000
                                                                              -------------     -------------
                 Total current assets                                            11,909,000        13,506,000

Broadcast equipment and fixed assets, net                                         8,228,000         6,451,000
Software development costs, net                                                     723,000           763,000
Deferred costs                                                                    1,276,000           922,000
Intangible assets, net                                                            3,130,000         4,011,000
Goodwill                                                                          3,658,000         3,658,000
Other assets                                                                        128,000            77,000
                                                                              -------------     -------------
                 Total assets                                                 $  29,052,000     $  29,388,000
                                                                              =============     =============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $   1,097,000     $   1,590,000
    Accrued expenses                                                              1,315,000         1,125,000
    Revolving line of credit                                                        700,000                --
    Accrued salaries                                                                 76,000           447,000
    Accrued vacation                                                                613,000           635,000
    Taxes payable                                                                   605,000           558,000
    Obligations under capital leases                                                384,000           148,000
    Equipment note payable                                                           78,000           620,000
    Deferred revenue - Buzztime                                                     674,000           291,000
    Deferred revenue  - Hospitality Technologies                                  2,185,000         1,448,000
                                                                              -------------     -------------
                 Total current liabilities                                        7,727,000         6,862,000

Obligations under capital leases, excluding current portion                         490,000           123,000
Deferred revenue, excluding current portion - Hospitality Technologies              270,000           368,000
                                                                              -------------     -------------
                 Total liabilities                                                8,487,000         7,353,000
                                                                              -------------     -------------

Shareholders' equity:
    Series A 10% cumulative convertible preferred stock,
       $.005 par value, $161,000 liquidation preference,
       5,000,000 shares authorized; 161,000 shares issued
       and outstanding at September 30, 2005 and
       December 31, 2004                                                              1,000             1,000
    Common stock, $.005 par value, 84,000,000 shares
       authorized; 53,690,000 and 53,026,000 shares issued and
       outstanding at September 30, 2005 and December 31, 2004,
       respectively                                                                 267,000           264,000
    Additional paid-in capital                                                  109,650,000       109,008,000
    Accumulated deficit                                                         (88,962,000)      (86,769,000)
    Accumulated other comprehensive loss                                           (391,000)         (469,000)
                                                                              -------------     -------------
                 Total shareholders' equity                                      20,565,000        22,035,000
                                                                              -------------     -------------
                Total liabilities and shareholders' equity                    $  29,052,000     $  29,388,000
                                                                              =============     =============


               See accompanying notes to unaudited condensed consolidated financial statements




                                          NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations (Unaudited)

                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             -----------------------------     -----------------------------
                                                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                 2005             2004             2005             2004
                                                             ------------     ------------     ------------     ------------
Revenues:
    Hospitality Technologies revenues                        $  9,910,000     $  8,592,000     $ 28,520,000     $ 25,883,000
    Buzztime revenues                                             515,000          180,000        1,041,000          262,000
                                                             ------------     ------------     ------------     ------------

          Total revenues                                       10,425,000        8,772,000       29,561,000       26,145,000
                                                             ------------     ------------     ------------     ------------

Operating expenses:
    Direct operating costs (includes depreciation of
     $821,000, $763,000, $2,386,000 and $2,218,000
     for the three months ended September 30, 2005
     and 2004 and for the nine months ended
     September 30, 2005 and 2004, respectively)                 3,249,000        3,013,000       10,107,000        9,150,000
    Non-cash charge related to software product sales                  --               --          276,000               --
    Selling, general and administrative                         6,349,000        6,010,000       19,385,000       18,333,000
    Litigation, legal and professional fees                       267,000          603,000          837,000        1,350,000
    Stock based compensation                                       47,000           59,000          239,000          152,000
    Depreciation and amortization                                 212,000          217,000          632,000          654,000
    Research and development                                       70,000           84,000          195,000          256,000
                                                             ------------     ------------     ------------     ------------

          Total operating expenses                             10,194,000        9,986,000       31,671,000       29,895,000
                                                             ------------     ------------     ------------     ------------

Operating income (loss)                                           231,000       (1,214,000)      (2,110,000)      (3,750,000)
                                                             ------------     ------------     ------------     ------------

Other income (expense):
    Interest income                                                20,000           24,000           71,000           66,000
    Interest expense                                              (55,000)         (30,000)        (128,000)         (96,000)
    Other income                                                       --               --               --          225,000
                                                             ------------     ------------     ------------     ------------

          Total other income (expense)                            (35,000)          (6,000)         (57,000)         195,000
                                                             ------------     ------------     ------------     ------------

Income (loss) before income taxes                                 196,000       (1,220,000)      (2,167,000)      (3,555,000)

Provision (benefit) for income taxes                              (50,000)          12,000           26,000           45,000
                                                             ------------     ------------     ------------     ------------

          Net income (loss)                                  $    246,000     $ (1,232,000)    $ (2,193,000)    $ (3,600,000)
                                                             ============     ============     ============     ============

Net income (loss) per common share - basic                   $       0.00     $      (0.02)    $      (0.04)    $      (0.07)
                                                             ============     ============     ============     ============

Weighted average shares outstanding - basic                    53,604,000       52,868,000       53,411,000       52,484,000
                                                             ============     ============     ============     ============

Net income (loss) per common share - diluted                 $       0.00     $      (0.02)    $      (0.04)    $      (0.07)
                                                             ============     ============     ============     ============

Weighted average shares outstanding - diluted                  60,632,000       52,868,000       53,411,000       52,484,000
                                                             ============     ============     ============     ============


                                          NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                        Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             -----------------------------     -----------------------------
                                                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                 2005             2004             2005             2004
                                                             ------------     ------------     ------------     ------------
Net income (loss)                                            $    246,000     $ (1,232,000)    $ (2,193,000)    $ (3,600,000)
                                                             ------------     ------------     ------------     ------------

Other comprehensive income, net of tax:
  Unrealized holding gain (loss)
    in investment available for sale                              (77,000)          91,000           41,000           72,000
Foreign currency translation adjustment                            44,000          116,000           37,000           57,000
                                                             ------------     ------------     ------------     ------------

Other comprehensive income (loss)                                 (33,000)         207,000           78,000          129,000
                                                             ------------     ------------     ------------     ------------
Comprehensive net income (loss)                              $    213,000     $ (1,025,000)    $ (2,115,000)    $ (3,471,000)
                                                             ============     ============     ============     ============


                       See accompanying notes to unaudited condensed consolidated financial statements




                               NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                         -----------------------------
                                                                         SEPTEMBER 30,    SEPTEMBER 30
                                                                             2005             2004
                                                                         ------------     ------------
Cash flows from operating activities:
    Net loss                                                             $ (2,193,000)    $ (3,600,000)
    Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities:
          Depreciation and amortization                                     3,018,000        2,872,000
          Provision for doubtful accounts                                     801,000          275,000
          Non-cash stock-based compensation                                   239,000          152,000
          Non-cash charge related to software product sale                    343,000               --
          Provision for obsolete inventory                                         --            4,000
          Provision for warranties                                                 --           22,000
          Provision for sales returns                                          (1,000)           5,000
          Loss from disposition of equipment and
               capitalized software                                           216,000           38,000
          Changes in assets and liabilities:
            Accounts receivable                                              (791,000)        (706,000)
            Inventory                                                          96,000          (54,000)
            Deferred costs                                                   (498,000)        (592,000)
            Prepaid expenses and other assets                                  12,000         (230,000)
            Accounts payable and accrued expenses                            (560,000)          71,000
            Income tax payable                                                (72,000)          (8,000)
            Deferred revenue                                                1,025,000          452,000
                                                                         ------------     ------------

               Net cash provided by (used in) operating activities          1,635,000       (1,299,000)
                                                                         ------------     ------------

Cash flows from investing activities:
    Capital expenditures                                                   (3,241,000)      (2,276,000)
    Acquisition of businesses                                                      --         (103,000)
    Software development expenditures                                        (321,000)        (313,000)
    Deposits on broadcast equipment                                          (136,000)        (338,000)
                                                                         ------------     ------------

               Net cash used in investing activities                       (3,698,000)      (3,030,000)
                                                                         ------------     ------------

Cash flows from financing activities:
    Principal payments on capital leases                                     (266,000)        (131,000)
    Principal payments on equipment notes payable                            (541,000)        (974,000)
    Borrowings from revolving line of credit                                  700,000               --
    Principal payments on revolving line of credit                                 --       (1,000,000)
    Proceeds from issuance of common stock,
       net of offering expenses                                                    --       13,001,000
    Proceeds from exercise of stock options and warrants                      406,000          385,000
                                                                         ------------     ------------

               Net cash provided by financing activities                      299,000       11,281,000
                                                                         ------------     ------------

Net (decrease) increase in cash and cash equivalents                       (1,764,000)       6,952,000

Effect of exchange rate on cash                                                28,000            9,000

Cash and cash equivalents at beginning of period                            6,710,000        2,503,000
                                                                         ------------     ------------
Cash and cash equivalents at end of period                               $  4,974,000     $  9,464,000
                                                                         ============     ============

            See accompanying notes to unaudited condensed consolidated financial statements




                              NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
               Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                                                              NINE MONTHS ENDED
                                                                        ----------------------------
                                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                                            2005            2004
                                                                        ------------    ------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                                      $    128,000    $     96,000
                                                                        ============    ============

          Income taxes                                                  $     95,000    $     73,000
                                                                        ============    ============

Supplemental disclosure of non-cash investing and
  financing activities:
       Equipment acquired under capital leases and notes payable        $    671,000    $  1,172,000
                                                                        ============    ============

       Unrealized holding gain on investments                           $     40,000    $     72,000
                                                                        ============    ============

       Issuance of common stock in payment of dividends                 $      8,000    $      8,000
                                                                        ============    ============

       Issuance of warrants in association with equity offering         $         --    $    655,000
                                                                        ============    ============

       Investment in limited partnership                                $     69,000    $         --
                                                                        ============    ============

       Supplemental non-cash disclosure of acquisition of
         businesses:
            Goodwill and Intangible assets                              $         --    $     71,000
                                                                        ============    ============


Supplemental non-cash disclosure of warrants exercised - Allen & Company LLC exercised warrants for approximately 433,000 shares into approximately 284,000 shares of NTN common stock on a cashless exercise basis.



           See accompanying notes to unaudited condensed consolidated financial statements


                                                 5

                    NTN COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2005

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

     The condensed consolidated financial statements for the three months and nine months ended September 30, 2005 and 2004 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K/A for the year ended December 31, 2004.

We have reclassified depreciation and amortization expense to direct operating costs for certain assets and separated litigation, legal and professional fees and stock based compensation from selling, general and administrative expenses in the prior period condensed consolidated financial statements to conform to the current period presentation.

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

     We applied Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB No. 25) and related interpretations in accounting for our employee stock options. No compensation expense has been recognized for the options granted under the Special Plan and the Option Plan unless the grants were issued at exercise prices below market value. Pro forma compensation expense is based upon the fair value at the grant date consistent with the methodology prescribed under SFAS No. 123. The following table represents the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148.

                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                                 -------------                 -------------
                                                                              2005           2004           2005           2004
                                                                           -----------    -----------    -----------    -----------
Net income (loss)       As reported ....................................   $   246,000    $(1,232,000)   $(2,193,000)   $(3,600,000)
                        Add: stock-based employee compensation expense
                             included in reported net loss, net of
                             related tax effects .......................            --             --             --          2,000
                        Deduct: stock-based employee compensation
                             expense, net of related tax effects .......      (453,000)      (454,000)    (1,370,000)    (1,230,000)
                                                                           -----------    -----------    -----------    -----------
                        Pro forma net loss .............................   $  (207,000)   $(1,686,000)   $(3,563,000)   $(4,828,000)
Basic and diluted net   As reported ....................................   $      0.00    $     (0.02)   $     (0.04)   $     (0.07
 loss per share         Pro forma ......................................   $      0.00    $     (0.03)   $     (0.07)   $     (0.09)

     The per share weighted-average fair value of stock options granted during the three months ended September 30, 2005 and 2004 was $1.15 and $1.82, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005 -- dividend yield of 0%, risk-free interest rate of 3.88%, expected volatility of 74.2%, and expected life of 4.8 years; and 2004 -- dividend yield of 0%, risk-free interest rate of 3.33%, expected volatility of 90.4%, and expected life of 4.8 years

     The per share weighted-average fair value of stock options granted during the nine months ended September 30, 2005 and 2004 was $1.18 and $2.22, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005 -- dividend yield of 0%, risk-free interest rate of 3.74%, expected volatility of 75.4%, and expected life of 4.8 years; and 2004 -- dividend yield of 0%, risk-free interest rate of 3.13%, expected volatility of 90.6%, and expected life of 4.7 years. In compliance with APB No. 25, we expensed $0 and $2,000 for the nine months ended September 30, 2005 and 2004, associated with the grants of 80,000 options in 2000 below market value pursuant to the Option Plan.

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

     In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT, a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and superseding APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS No. 123R requires the Company to expense grants made under the stock option plans. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed on a pro forma basis under SFAS No.123 will be recorded in the consolidated income statement. We are evaluating the alternatives allowed under the standard, which we are required to adopt beginning in the first quarter of 2006. We believe that this new standard will increase our operating losses but we cannot currently estimate the impact on our financial statements beyond the pro forma effect in the table above.

3. INCOME (LOSS) PER SHARE

     For the three months ended September 30, 2004, and nine months ended September 30, 2005 and 2004, the weighted average of options, warrants, deferred stock units and convertible preferred stock representing approximately 11,722,000, 11,948,000 and 11,707,000 potential common shares, respectively, have been excluded from the computation of net loss per share, as their effect was anti-dilutive. For the three months ended September 30, 2005, the weighted average of options, warrants, deferred stock units and convertible preferred stock representing approximately 5,482,000 potential common shares, respectively, have been excluded from the computation of net income per share, as their effect was anti-dilutive.

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

     Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the Buzztime segment and the three segments within the NTN Hospitality Technologies division. NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from sale of advertising for distribution via our interactive entertainment service, from sale and service of our restaurant on-site paging systems and from licensing, support and maintenance of our restaurant management and enterprise solutions software and sale of hardware required for operation of these management solutions. NTN Hospitality Technologies revenues comprised approximately 97% of our total revenue for the nine months ended September 30, 2005. Buzztime's revenue is primarily generated from the distribution and licensing of its digital trivia game show content and "Play-Along" sports games as well as revenue related to production services performed for third parties. Included in the operating income (loss) for the three segments included in the NTN Hospitality Technologies division and the Buzztime segment is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments.

     The following tables set forth certain information regarding our segments and other operations:

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                -----------------------------     -----------------------------
                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                    2005             2004             2005             2004
                                                ------------     ------------     ------------     ------------
Revenues
    NTN iTV Network                             $  7,385,000     $  6,545,000     $ 21,097,000     $ 18,890,000
    NTN Wireless                                   1,269,000        1,041,000        4,240,000        4,131,000
    Software Solutions                             1,256,000        1,006,000        3,183,000        2,862,000
                                                ------------     ------------     ------------     ------------
    NTN Hospitality Technologies division          9,910,000        8,592,000       28,520,000       25,883,000
    Buzztime                                         515,000          180,000        1,041,000          262,000
                                                ------------     ------------     ------------     ------------
    Total revenue                               $ 10,425,000     $  8,772,000     $ 29,561,000     $ 26,145,000
                                                ============     ============     ============     ============

Operating income (loss)
    NTN iTV Network                             $    783,000     $    307,000     $    896,000     $    801,000
    NTN Wireless                                      78,000         (182,000)         367,000          (12,000)
    Software Solutions                              (138,000)        (504,000)      (1,229,000)      (1,579,000)
                                                ------------     ------------     ------------     ------------
    NTN Hospitality Technologies division            723,000         (379,000)          34,000         (790,000)
    Buzztime                                        (492,000)        (835,000)      (2,144,000)      (2,960,000)
                                                ------------     ------------     ------------     ------------
    Operating income (loss)                     $    231,000     $ (1,214,000)    $ (2,110,000)    $ (3,750,000)
                                                ============     ============     ============     ============

Net income (loss)
    NTN iTV Network                             $    800,000     $    289,000     $    819,000     $    951,000
    NTN Wireless                                      78,000         (182,000)         367,000          (12,000)
    Software Solutions                              (138,000)        (504,000)      (1,229,000)      (1,579,000)
                                                ------------     ------------     ------------     ------------
    NTN Hospitality Technologies division            740,000         (397,000)         (43,000)        (640,000)
    Buzztime                                        (494,000)        (835,000)      (2,150,000)      (2,960,000)
                                                ------------     ------------     ------------     ------------
    Net income (loss)                           $    246,000     $ (1,232,000)    $ (2,193,000)    $ (3,600,000)
                                                ============     ============     ============     ============

                                                SEPTEMBER 30,    DECEMBER 31,
                                                    2005             2004
                                                ------------     ------------
Goodwill
    NTN iTV Network                             $    974,000     $    974,000
    NTN Wireless                                     449,000          449,000
    Software Solutions                             2,235,000        2,235,000
                                                ------------     ------------
    NTN Hospitality Technologies division          3,658,000        3,658,000
    Buzztime                                              --               --
                                                ------------     ------------
    Total revenue                               $  3,658,000     $  3,658,000
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

     We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of NTN iTV Network sites, began a sales tax audit. They concluded that our services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our services are not provided for the purpose of amusing our customers but to provide our customers the right to use our games to provide amusement to others. The service is designed to encourage patrons to visit our customers' establishments, stay longer and spend more money. As such, we believe our services are tax exempt promotional and marketing services and fall outside the definition of amusement services as defined by the Texas tax code. We have successfully argued this position regarding amusement services with other states. We have appealed the assessment and the matter is currently at the administrative appeals level. We have retained a team of sales and use tax specialists in Texas to assist us in this matter. We are seeking to reach a mutually agreeable conclusion at the administrative appeals level and we expect that a conclusion may be reached by the end of 2005. In the event the matter is not resolved at administrative appeals, we would likely take the matter before the District Court. At the District Court level, we would anticipate a resolution no earlier than 2006. While we believe that we have a strong position in this matter, there can be no assurance that we will resolve this matter in our favor.

     We are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

6. DEFERRED REVENUE - BUZZTIME

     In February 2003, we entered into a Trial Agreement with Comcast Cable Communications Management LLC (Comcast) that involves developing the Buzztime Channel for potential deployment within that operator's system. The Trial Agreement was amended on March 31, 2005 to include payments of license fees and development costs. The Trial Agreement now runs through December 2005. During the nine months ended September 30, 2005, we recognized $253,000 of revenue under the Trial Agreement compared to $100,000 recognized in the nine months ended September 30, 2004. As of September 30, 2005, $668,000 of revenue has been deferred for future license fees and software development for Comcast.

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

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

      Accumulated other comprehensive loss is the combination of accumulated net unrealized losses on investment available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada and of our U.K. operations into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period. For the three months and nine months ended September 30, 2005 and 2004, the components of accumulated other comprehensive loss were as follows:

                                                       Three Months Ended                Nine Months Ended
                                                 -----------------------------     -----------------------------
                                                 September 30,    September 30,    September30,     September 30,
                                                     2005             2004             2005             2004
                                                 ------------     ------------     ------------     ------------
Beginning balance                                $   (358,000)    $   (706,000)    $   (469,000)    $   (628,000)
Unrealized gain (loss) in investment
available-for-sale                                    (77,000)          91,000           41,000           72,000
Foreign currency translation adjustments               44,000          116,000           37,000           57,000
                                                 ------------     ------------     ------------     ------------
Ending balance                                   $   (391,000)    $   (499,000)    $   (391,000)    $   (499,000)
                                                 ============     ============     ============     ============

The comprehensive losses for the three and nine month periods ended September 30 were as follows:

                                                       Three Months Ended                Nine Months Ended
                                                 -----------------------------     -----------------------------
                                                 September 30,    September 30,    September30,     September 30,
                                                     2005             2004             2005             2004
                                                 ------------     ------------     ------------     ------------
Net income (loss)                                $    246,000     $ (1,232,000)    $ (2,193,000)    $ (3,600,000)
Comprehensive income (loss)                           (33,000)         207,000           78,000          129,000
                                                 ------------     ------------     ------------     ------------
Comprehensive net income (loss)                  $    213,000     $ (1,025,000)    $ (2,115,000)    $ (3,471,000)
                                                 ============     ============     ============     ============

9. LINE OF CREDIT

      In February 2005, we amended our $1 million line of credit with Pacific Mercantile Bank to extend the maturity date from February 1, 2005 to February 11, 2006. As of September 30, 2005, we have borrowed $700,000 against the line of credit and we were in compliance with our covenant. The line is secured by all inventories, equipment, accounts receivable and various other assets.


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

NTN HOSPITALITY TECHNOLOGIES DIVISION
-------------------------------------

NTN iTV Network
---------------
     The NTN iTV Network transmits a wide variety of popular interactive games, advertisements and informational programming delivered daily to consumers in 3,959 restaurants, sports bars and taverns throughout the United States and Canada and to 14 pubs in the United Kingdom as of September 30, 2005.

     We strive to consistently increase the number of hospitality locations serviced by the NTN iTV Network by expanding our interactive programming content to appeal to a broader consumer base and expanding our sales and distribution "footprint" through both direct sales and independent dealer and reseller channels. The Network recently expanded beyond our core Sports and Quiz Show programming to now include NTN BlastTM, an additional programming channel featuring six new types of entertainment that can be played on our network, including Extreme Sports programming, irreverent word-based games and popular card games like Blackjack and Texas Hold'em poker.

      NEW DEVELOPMENTS - Our third quarter 2005 net site growth of 127 restaurant and sports bar subscribers in North America was the highest achieved during any quarterly period since 1997. The increase brings the Company's North America installed base to 3,959 subscriber sites at September 30, 2005, an increase of 381 subscribers over third quarter 2004 and the highest subscriber site count in the Company's history. During the past six quarters, we have experienced the most significant increase in domestic iTV site sales in seven years.

      We attribute the strong site growth during the first nine months of 2005 to the continued rollout of our NTN Blast content which began in March 2004, including the Texas Hold`em poker game launched in first quarter of 2005, as well as the launch of a new product called Fantasy Sports Tracking produced in conjunction with Sportsline.com. The positive growth came on third quarter sales of 344 new subscribers, and nine-month sales of 1,080 new subscribers. The nine-month sales number is a 41% improvement over sales in the first nine months of 2004, when NTN Blast was announced.

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

     NEW DEVELOPMENTS - During the quarter, we installed several major software accounts, including a ProHost reservation system with Wynn resorts and our ProHost Table Management System in flagship installations with Hard Rock Cafes in Times Square New York and Orlando, Florida. We are now integrating sales and marketing of new Wireless products with our Software Solutions segment under a unique "Speed of Service" initiative. Our newest wireless pager product, called SmartCallTM, uses an LCD display to inform the guest of his/her expected wait-time, as calculated by our ProHost(R) Table Management System. We believe that this integrated initiative will increase future revenues of both product lines.

     In our Software Solutions segment, we signed an exclusive reseller agreement with Radiant Systems for distribution of our ProHost software products. With this agreement, we are aggressively seeking to increase points of distribution of our hospitality products via Radiant's software resellers, and have increased reseller relationships with a goal of growing this number in coming quarters. We believe sales of these products can lead to substantial future earnings for the Company.

BUZZTIME ENTERTAINMENT SUBSIDIARY
---------------------------------
     Buzztime is a developer and distributor of multiplayer interactive games and technology for numerous interactive consumer platforms, including the NTN iTV Hospitality Network, interactive cable television, satellite television, mobile phones, airline in-flight entertainment systems, retail games and books. Our Buzztime(R) Channel is the first continuous multiplayer, game service launched for U.S. digital cable TV audiences. Buzztime features play-along trivia game shows for players of all interests and ability levels with real-time competition and rankings among households and across cable TV systems and other popular single-player games. Buzztime's revenue is primarily generated from the distribution and licensing of its interactive trivia games, live "Play-Along" sports games and other games to emerging consumer platforms, as well as revenue related to development and production services for third parties.

     To accomplish our objectives we are primarily pursuing business strategies to develop and distribute the Buzztime Channel and other games to cable TV and satellite TV operators with the intent to remain a leading North American multi-player interactive television game channel. We have adapted or are planning to adapt our interactive game content and technology to the leading interactive television platforms and have developed new content and licensed additional game content for deployment into the U.S. digital cable interactive television market. As Buzztime gains distribution with cable television operators, our objective is to increase revenue through three sources: license fees paid by local cable television operators, fees paid by interactive television home subscribers for premium services or pay-per-play transactions and advertising revenue.

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

     NEW DEVELOPMENTS - In the third quarter, we received increased royalty payments from our licensee, Cadaco Inc., from the sale of Cadaco's new "Buzztime Home Trivia System" plug-and-play electronic game. Cadaco has achieved broad distribution of this new game in stores across the U.S. These initial revenues were generated from initial stocking orders in approximately 9,000 North America retail outlets including Borders, Best Buy, Kohl's, Kmart, Target, Toys R Us, Wal-Mart and others by September 30, 2005 in preparation for holiday sales. Sell-through of the Buzztime Home Trivia System to consumers will determine license revenues from this segment in the fourth quarter. Buzztime also had an increase in recurring revenues from our cable TV, satellite TV and mobile licensing partners, which we believe will continue to grow in future periods.

     In addition, Buzztime signed a licensing deal with Square One Publishers to publish a set of celebrity-driven Buzztime branded trivia books for distribution through book retail locations. The books will be marketed by Square One Publishers as well as by Buzztime on the NTN iTV Network.

     There can be no assurance, however, that we will be successful in executing any of the strategies described above.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

     Operations for the three months ended September 30, 2005 resulted in net income of $246,000 compared to a net loss of $1,232,000 for the three months ended September 30, 2004, an improvement of $1,478,000.

REVENUES

     Consolidated revenues increased $1,653,000, or 19%, to $10,425,000 in the three months ended September 30, 2005 from $8,772,000 in the three months ended September 30, 2004.

     The revenues of the NTN Hospitality Technologies division increased by $1,318,000, or 15%, to $9,910,000 from $8,592,000 for the three months ended
September 30, 2004. The revenue contribution from the three operating segments of the division for the three months ended September 30, 2005 and 2004 are shown in the following table:

                           COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                                                         Three Months Ended September 30,
                                                                    -----------------------------------------
                                                                        2005           2004         Change
                                                                    -----------    -----------    -----------
NTN iTV Network                                                     $ 7,385,000    $ 6,545,000    $   840,000
NTN Wireless                                                          1,269,000      1,041,000        228,000
Software Solutions                                                    1,256,000      1,006,000        250,000
                                                                    -----------    -----------    -----------
  Total Revenue of Division                                         $ 9,910,000    $ 8,592,000    $ 1,318,000
                                                                    ===========    ===========    ===========

     Within the NTN iTV Network segment there are several revenue contributors, including our subscription revenue from core hospitality operations, revenue from our Canadian operations, advertising revenue and installation revenue. The primary revenue components are broken out in the following table:

                                    COMPONENTS OF NTN ITV NETWORK REVENUE

                                                                         Three Months Ended September 30,
                                                                    -----------------------------------------
                                                                        2005           2004         Change
                                                                    -----------    -----------    -----------
U.S. Subscription Revenues                                          $ 6,003,000    $ 5,360,000    $   643,000
Subscription and Installation Revenue from Canadian Operations          986,000        832,000        154,000
Advertising and Special Events Revenue - United States                  166,000        121,000         45,000
Advertising Revenue and Special Events - Canada                          47,000         89,000        (42,000)
U.S. Installation Revenue                                               183,000        143,000         40,000
                                                                    -----------    -----------    -----------
  Total NTN iTV Network                                             $ 7,385,000    $ 6,545,000    $   840,000
                                                                    ===========    ===========    ===========

     As noted in the above table, our subscription revenue from core domestic hospitality operations increased by $643,000, or 12%, in the third quarter of 2005 due to an increase in net site count. Additionally, our Canadian subscription and installation revenue increased by $154,000, or 19%, in the third quarter of 2005.

     In the three months ended September 30, 2005, we added a net number of 104 new sites in the United States compared to a net increase of 95 new domestic sites in the three months ended September 30, 2004. The NTN iTV Network customer site count in the United States at September 30, 2005 was 3,558. This was an increase of 333 sites over September 30, 2004. In the three months ended September 30, 2005, we added a net number of 23 new sites in Canada. This was an increase of 48 sites over September 30, 2004. Our Canadian site count at September 30, 2005 was 401, bringing total North America sites to 3,959, the highest in the Company's history.

     Revenues from NTN Wireless increased by $228,000 from $1,041,000 in the three months ended September 30, 2004 to $1,269,000 in the three months ended September 30, 2005.

     Revenues from Software Solutions increased by $250,000 from $1,006,000 in the three months ended September 30, 2004 to $1,256,000 in the three months ended September 30, 2005 due to the recognition of deferred revenue from 2004 and an increase in customer support revenue.

     Buzztime revenues increased $335,000 to $515,000 in the three months ended September 30, 2005 from $180,000 in the three months ended September 30, 2004. The primary components in the $335,000 revenue increase were subscription revenues and royalties on game products.


OPERATING EXPENSES

     Consolidated direct operating costs increased $236,000, or 8%, to $3,249,000 in the three months ended September 30, 2005 from $3,013,000 in the three months ended September 30, 2004. The following table compares the direct costs for each of our operating segments between the three months ended September 30, 2005 and 2004:

                               DIRECT OPERATING COSTS

                                              Three Months Ended September 30,
                                          -----------------------------------------
                                              2005           2004         Change
                                          -----------    -----------    -----------
NTN iTV Network                           $ 2,080,000    $ 1,902,000    $   178,000
NTN Wireless                                  717,000        631,000         86,000
Software Solutions                            143,000        157,000        (14,000)
                                          -----------    -----------    -----------
  Hospitality Technologies division         2,940,000      2,690,000        250,000
Buzztime                                      309,000        323,000        (14,000)
                                          -----------    -----------    -----------
  Consolidated                            $ 3,249,000    $ 3,013,000    $   236,000
                                          ===========    ===========    ===========

     The primary drivers in the $236,000 or 8% increase in our direct operating costs was the $178,000 increase in the direct operating costs in the NTN iTV Network and the $86,000 increase in the direct operating costs of NTN Wireless. The reductions in direct operating costs in the Software Solutions and Buzztime segments helped partially offset the increase in the NTN iTV Network segment.

     The $178,000 increase in the NTN iTV Network's direct operating costs came from a variety of factors, including:

     o $54,000 of the increase came from NTN Canada. The largest single component of the increase in NTN Canada was an increase in direct depreciation of $63,000 due to installation of new site equipment at new and existing sites. Prior to our acquisition of that operation, the site equipment in Canada was largely fully depreciated;

     o $50,000 of direct expenses related to our trial in the UK without any corresponding expenses in the three months ended September 30, 2004;

     o $60,000 of the increase came from increased freight costs. The increase in this expense is directly related to the shipment of equipment to new sites as well as the to sites that are converting to our NTN Blast channel.

     The $86,000 increase in the direct operating costs of NTN Wireless was directly related to the increase in revenue. Our gross margin as a percentage of revenue in the NTN Wireless segment in the three months ended September 30, 2005 was 43%, a 4% increase over the 39% gross margin we recorded in the three months ended September 30, 2004.

     The $14,000 decrease in the direct operating costs of Software Solutions was related to a decreased level of costs of goods sold of hardware shipments resulting in an increase in gross margin for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Our gross margin in the Software Solutions segment in the three months ended September 30, 2005 was 89%, which represented a 5% increase over the 84% gross margin we recorded in the three months ended September 30, 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses (SG&A) increased $339,000 or 6%, to $6,349,000 in the three months ended September 30, 2005 from $6,010,000 in the three months ended September 30, 2004. The following table compares the selling, general and administrative expenses for each of our operating segments between the three months ended September 30, 2005 and 2004:

                   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                              Three Months Ended September 30,
                                          -----------------------------------------
                                              2005           2004         Change
                                          -----------    -----------    -----------
NTN iTV Network                           $ 4,000,000    $ 3,620,000    $   380,000
NTN Wireless                                  461,000        387,000         74,000
Software Solutions                          1,229,000      1,342,000       (113,000)
                                          -----------    -----------    -----------
  Hospitality Technologies division         5,690,000      5,349,000        341,000
Buzztime                                      659,000        661,000         (2,000)
                                          -----------    -----------    -----------
    Consolidated                          $ 6,349,000    $ 6,010,000    $   339,000
                                          ===========    ===========    ===========

     The $380,000 SG&A increase in the NTN iTV Network segment came from a variety of factors, including:

     o $109,000 of SG&A expenses related to our trial in the UK without any corresponding expenses in the three months ended September 30, 2004;
     o    Increased estimate for bad debts of $237,000;
     o Increased marketing and travel and entertainment expenses of $109,000 associated with the launch of NTN BlastTM content and the new iTV dual-channel technology platform and rollout of an independent dealer network.

     The $74,000 increase in the SG&A expenses of NTN Wireless was primarily due to an increase in personnel and to an office move.

     The $113,000 reduction in the SG&A expenses of Software Solutions was primarily due to personnel reductions and travel and marketing related expenses.

     The $2,000 reduction in the SG&A expenses of Buzztime was primarily due to personnel reductions which are offset by an increase in marketing related expenses.

LITIGATION, LEGAL AND PROFESSIONAL FEES

     Litigation, legal and professional fees decreased $336,000 to $267,000 in the three months ended September 30, 2005 compared to $603,000 in the three months ended September 30, 2004. The litigation, legal and professional fees in the three months ended September 30, 2004 included $185,000 of legal expenses to defend the litigation against NTN Wireless with no comparable expense in the three months ended September 30, 2005. The three months ended September 30, 2004 included $168,000 of Sarbanes-Oxley-related expenses compared to $101,000 in the three months ended September 30, 2005.

STOCK BASED COMPENSATION

     Stock based compensation expense decreased by $12,000 to $47,000 in the three months ended September 30, 2005 compared to $59,000 in the three months ended September 30, 2004. This decrease largely arises from recognition of non-cash expense associated with the grants of certain deferred stock units to our executives in third quarter 2004 under the 2004 Performance Incentive Plan. Some of these deferred stock units have become fully vested in 2005 and will have no related expense once fully vested.

DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization not related to direct operating costs decreased by $5,000, or 2%, to $212,000 in the three months ended September 30, 2005 from $217,000 in the three months ended September 30, 2004 due to certain assets becoming fully depreciated.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased $14,000 to $70,000 in the three months ended September 30, 2005 from $84,000 in the three months ended September 30, 2004, due primarily to the completion of certain projects for the iTV network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

     Interest income in the three months ended September 30, 2005 was $20,000 compared to $24,000 in the three months ended September 30, 2004.

     Interest expense increased $25,000 to $55,000 in the three months ended September 30, 2005, compared to $30,000 in the three months ended September 30, 2004, due to borrowing on our line of credit and additional leases entered into in 2005.

INCOME TAXES

     The NTN Hospitality Technologies division is expected to report taxable income for the year ended December 31, 2005. For federal income tax reporting purposes and in unitary states where NTN may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, NTN Hospitality Technologies recorded a tax provision of $1,000 in the three months ended September 30, 2005 which was offset by a $51,000 tax refund on the 2004 Canadian income taxes. The provision for income taxes was $12,000 in the three months ended September 30, 2004.

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

     Our EBITDA improved by $1,498,000 to $1,264,000 in the three months ended September 30, 2005 from EBITDA of negative $234,000 in the three months ended September 30, 2004. This EBITDA improvement was primarily due to the increase in income in the three months ended September 30, 2005.

     The improvement in EBITDA was achieved despite incurring $157,000 in costs during 2005 for the launch of our iTV Hospitality Network in the UK. Without these items, consolidated Q3 EBITDA would have improved by an additional $157,000 to $1,421,000.

     The following table reconciles our net income (loss) per GAAP to EBITDA:

                                           THREE MONTHS ENDED SEPTEMBER 30,
                                      -----------------------------------------
                                          2005           2004         CHANGE
                                      -----------    -----------    -----------
EBITDA CALCULATION

Net income (loss) per GAAP            $   246,000    $(1,232,000)   $ 1,478,000
     Interest expense (net)                35,000          6,000         29,000
     Depreciation and amortization      1,033,000        980,000         53,000
     Income taxes                         (50,000)        12,000        (62,000)
                                      -----------    -----------    -----------
EBITDA                                $ 1,264,000    $  (234,000)   $ 1,498,000
                                      ===========    ===========    ===========

On a segment basis, our segments generated EBITDA levels as presented below:

($000)                                                             THREE MONTHS ENDED
                                                                   SEPTEMBER 30, 2005
                                         -------------------------------------------------------------------------
EBITDA CALCULATION:
                                          NTN ITV        NTN       SOFTWARE       HOSP.
                                          NETWORK     WIRELESS     SOLUTIONS   TECH. DIV.    BUZZTIME      TOTAL
                                         --------     --------     --------     --------     --------     --------
Net income (loss)                            $800          $78        $(138)        $740        $(494)        $246

     Interest expense (net)                    33           --           --           33            2           35
     Depreciation and amortization            807           14           83          904          129        1,033
     Income taxes                             (50)          --           --          (50)          --          (50)
                                         --------     --------     --------     --------     --------     --------
EBITDA                                     $1,590          $92         $(55)      $1,627        $(363)      $1,264
                                         ========     ========     ========     ========     ========     ========


($000)                                                             THREE MONTHS ENDED
                                                                   SEPTEMBER 30, 2004
                                         -------------------------------------------------------------------------
EBITDA CALCULATION:
                                          NTN ITV        NTN       SOFTWARE       HOSP.
                                          NETWORK     WIRELESS     SOLUTIONS   TECH. DIV.    BUZZTIME      TOTAL
                                         --------     --------     --------     --------     --------     --------
Net income (loss)                            $289        $(182)       $(504)       $(397)       $(835)     $(1,232)

     Interest expense (net)                     6           --           --            6           --            6
     Depreciation and amortization            725           20           98          843          137          980
     Income taxes                              12           --           --           12           --           12
                                         --------     --------     --------     --------     --------     --------
EBITDA                                     $1,032        $(162)       $(406)        $464        $(698)       $(234)
                                         ========     ========     ========     ========     ========     ========


NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

     Operations for the nine months ended September 30, 2005 resulted in a net loss of $2,193,000 compared to a net loss of $3,600,000 for the nine months ended September 30, 2004.

REVENUES

     Consolidated revenues increased $3,416,000, or 13%, to $29,561,000 in the nine months ended September 30, 2005 from $26,145,000 in the nine months ended September 30, 2004.

     The revenues of the NTN Hospitality Technologies division increased by $2,637,000, or 10%, to $28,520,000 for the nine months ended September 30, 2005 from $25,883,000 for the nine months ended September 30, 2004. The revenue contribution from each operating segment of the division for the nine months ended September 30, 2005 and 2004 are shown in the following table:

                           COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                                                         Nine Months Ended September 30,
                                                                    -----------------------------------------
                                                                        2005           2004          Change
                                                                    -----------    -----------    -----------
NTN iTV Network                                                     $21,097,000    $18,890,000    $ 2,207,000
NTN Wireless                                                          4,240,000      4,131,000        109,000
Software Solutions                                                    3,183,000      2,862,000        321,000
                                                                    -----------    -----------    -----------
  Total Revenue of Division                                         $28,520,000    $25,883,000    $ 2,637,000
                                                                    ===========    ===========    ===========

     Within the NTN iTV Network segment there are several revenue contributors, including our subscription revenue from core hospitality operations, revenue from our Canadian operations, advertising revenue and installation revenue. The primary revenue components are broken out in the following table:

                                    COMPONENTS OF NTN ITV NETWORK REVENUE

                                                                         Nine Months Ended September 30,
                                                                    -----------------------------------------
                                                                        2005           2004          Change
                                                                    -----------    -----------    -----------
U.S. Subscription Revenues                                          $17,266,000    $15,463,000    $ 1,803,000
Subscription and Installation Revenue from Canadian Operations        2,770,000      2,342,000        428,000
Advertising and Special Events Revenue - United States                  314,000        351,000        (37,000)
Advertising Revenue and Special Events - Canada                         223,000        272,000        (49,000)
U.S. Installation Revenue                                               524,000        462,000         62,000
                                                                    -----------    -----------    -----------
  NTN iTV Network                                                   $21,097,000    $18,890,000    $ 2,207,000
                                                                    ===========    ===========    ===========

     As noted in the above table, our subscription revenue from core domestic hospitality operations increased by $1,803,000, or 12%, in the nine months ended September 30, 2005 due to an increase in net site count. Additionally, our Canadian subscription and installation revenue increased by $428,000, or 18%, in the nine months ended September 30, 2005.

     In the nine months ended September 30, 2005, we added a net number of 249 new sites in the United States compared compared to a net increase of 100 new domestic sites in the nine months ended September 30, 2004. The NTN iTV Network customer site count in the United States at September 30, 2005 was 3,558. This was an increase of 333 sites over September 30, 2004.

     In the nine months ended September 30, 2005, we added a net number of 50 new sites in Canada. Our Canadian site count at September 30, 2005 was 401.

     At September 30, 2005, our combined North America site count of 3,959 subscribing sites is the highest in Company history.

     Revenues from NTN Wireless increased by $109,000 from $4,131,000 in the nine months ended September 30, 2004 to $4,240,000 in the nine months ended September 30, 2005.

     Revenues from Software Solutions increased by $321,000 from $2,862,000 in the nine months ended September 30, 2004 to $3,183,000 in the nine months ended September 30, 2005 due to the recognition of deferred revenue from 2004 and an increase in customer support revenue.

     Buzztime revenues increased $779,000 to $1,041,000 in the nine months ended September 30, 2005 from $262,000 in the nine months ended September 30, 2004. The primary components in the $779,000 revenue increase were $253,000 under the Trial Agreement with Comcast Cable that related to a combination of technology development work, equipment installations and license fees and $526,000 in consumer subscription fees via our distribution through wireless/mobile phones and satellite television companies and royalties on game products.


OPERATING EXPENSES

     Consolidated direct operating costs increased $957,000, or 10%, to $10,107,000 in the nine months ended September 30, 2005 from $9,150,000 in the nine months ended September 30, 2004. The following table compares the direct costs for each of our operating segments between the nine months ended September 30, 2005 and 2004:

                             DIRECT OPERATING COSTS

                                            Nine Months Ended September 30,
                                        ---------------------------------------
                                            2005          2004         Change
                                        -----------   -----------   -----------
NTN iTV Network                         $ 6,185,000   $ 5,219,000   $   966,000
NTN Wireless                              2,425,000     2,524,000       (99,000)
Software Solutions                          413,000       502,000       (89,000)
                                        -----------   -----------   -----------
  Hospitality Technologies division       9,023,000     8,245,000       778,000
Buzztime                                  1,084,000       905,000       179,000
                                        -----------   -----------   -----------
    Consolidated                        $10,107,000   $ 9,150,000   $   957,000
                                        ===========   ===========   ===========

     The primary drivers in the $957,000 increase in our direct operating costs were the $966,000 increase in the direct operating costs in the NTN iTV Network and the $179,000 increase in the direct operating costs of Buzztime. The reductions in direct operating costs in the NTN Wireless and Software Solutions segments helped partially offset the increase in the NTN iTV Network segment.

     The $966,000 increase in the NTN iTV Network's direct operating costs came from a variety of factors, including:

     o $332,000 of the increase came from NTN Canada. The largest single component of the increase in NTN Canada was an increase in direct depreciation of $219,000 due to installation of new site equipment at new and existing sites. Prior to our acquisition of that operation, the site equipment in Canada was largely fully depreciated. Another $126,000 of the increase in NTN Canada was from a combination of increased installation and technical site service expenses associated with the installation and conversion to iTV and NTN Blast of a significant percentage of the Canadian installed base;

     o $133,000 of direct expenses related to our trial in the UK without any corresponding expenses in the nine months ended September 30, 2004;

     o $220,000 of the increase came from communication costs due to the higher costs of the satellite service in accordance with a new agreement signed in December 2004 and acquisition of increased bandwidth;

     o $152,000 of the increase came from increased technical site service expense. This expense was due to an increase in the number of technical service visits to our sites due to new software releases;

     o $135,000 of the increase came from increased domestic installation expense. This expense was due to our continued site count growth.

     The $99,000 decrease in the direct operating costs of NTN Wireless was related to lower costs for products sold resulting in higher gross margins. Our gross margin in the NTN Wireless segment in the nine months ended September 30, 2005 was 43%, a 4% increase over the 39% gross margin we recorded in the nine months ended September 30, 2004.

     The $89,000 decrease in the direct operating costs of Software Solutions was related to a decreased level of costs of goods sold of hardware shipments and a decrease in depreciation after the sale of software products to Intura. Our gross margin in the Software Solutions segment in the nine months ended September 30, 2005 was 87%, which represented a 5% increase over the 82% gross margin we recorded in the nine months ended September 30, 2004.

     The $179,000 increase in the direct operating costs of Buzztime was primarily due to a $134,000 of salary production costs that were directly associated with the increase in production revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Consolidated selling, general and administrative expenses (SG&A) increased $1,052,000 or 6%, to $19,385,000 in the nine months ended September 30, 2005 from $18,333,000 in the nine months ended September 30, 2004. The following table compares the selling, general and administrative expenses for each of our operating segments between the nine months ended September 30, 2005 and 2004:

                  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                            Nine Months Ended September 30,
                                        ---------------------------------------
                                            2005          2004         Change
                                        -----------   -----------   -----------
NTN iTV Network                         $12,414,000   $11,085,000   $ 1,329,000
NTN Wireless                              1,341,000     1,172,000       169,000
Software Solutions                        3,651,000     3,874,000      (223,000)
                                        -----------   -----------   -----------
  Hospitality Technologies division      17,406,000    16,131,000     1,275,000
Buzztime                                  1,979,000     2,202,000      (223,000)
                                        -----------   -----------   -----------
    Consolidated                        $19,385,000   $18,333,000   $ 1,052,000
                                        ===========   ===========   ===========

     The $1,329,000 SG&A increase in the NTN iTV Network segment came from a variety of factors, including:

     o $484,000 of SG&A expenses related to our trial in the UK without any corresponding expenses in the nine months ended September 30, 2004;
     o Increased domestic sales commissions of $201,000 relating to the increase in new site sales;
     o    Increased estimate for bad debts of $501,000;
     o Increased marketing and travel and entertainment expenses of $274,000 associated with the launch of NTN BlastTM content and the new iTV dual-channel technology platform and rollout of an independent dealer network.

     The $169,000 increase in the SG&A expenses of NTN Wireless was primarily due to an increase in personnel and an increase in commissions directly related to the increase in sales.

     The $223,000 reduction in the SG&A expenses of Software Solutions was primarily due to personnel reductions.

     The $223,000 reduction in the SG&A expenses of Buzztime was primarily due to personnel reductions.

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

LITIGATION, LEGAL AND PROFESSIONAL FEES

     Litigation, legal and professional fees decreased $513,000 to $837,000 in the nine months ended September 30, 2005 compared to $1,350,000 in the nine months ended September 30, 2004. Legal fees in the nine months ended September 30, 2005 decreased $525,000 which was primarily related to $361,000 of legal expenses to defend the litigation against NTN Wireless in the nine months ended September 30, 2004 with no comparable expense in 2005.

STOCK BASED COMPENSATION

     Stock based compensation expense increased by $87,000 to $239,000 in the nine months ended September 30, 2005 compared to $152,000 in the nine months ended September 30, 2004. This increase largely arises from recognition of non-cash expense associated with the grants of certain deferred stock units to our executives in third quarter 2004 under the 2004 Performance Incentive Plan.

DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization not related to direct operating costs decreased by $22,000, or 3%, to $632,000 in the nine months ended September 30, 2005 from $654,000 in the nine months ended September 30, 2004 due to certain assets becoming fully depreciated.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses decreased $61,000 to $195,000 in the nine months ended September 30, 2005 from $256,000 in the nine months ended September 30, 2004, due primarily to the completion of certain projects for the iTV network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

     Interest income in the nine months ended September 30, 2005 was $71,000 compared to $66,000 in the nine months ended September 30, 2004.

     Interest expense increased $32,000 to $128,000 in the nine months ended September 30, 2005, compared to $96,000 in the nine months ended September 30, 2004, due to borrowing on our line of credit and additional leases entered into in 2005.

INCOME TAXES

     The NTN Hospitality Technologies division is expected to report taxable income for the year ended December 31, 2005. For federal income tax reporting purposes and in unitary states where NTN may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, NTN Hospitality Technologies recorded a tax provision of $77,000 in the nine months ended September 30, 2005 which was offset by a $51,000 tax refund on the 2004 Canadian income taxes. The provision for income taxes was $45,000 in the nine months ended September 30, 2004.

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

     Our EBITDA improved by $1,561,000 to $908,000 in the nine months ended September 30, 2005 from EBITDA of negative $653,000 in the nine months ended September 30, 2004. This EBITDA improvement was due to the increase in income in the nine months ended September 30, 2005.

     The improvement in EBITDA resulted despite last year's first nine months benefiting from a one-time legal settlement of $225,000 and despite this year incurring $653,000 in costs for the launch of our iTV Hospitality Network in the UK. Without these items, consolidated nine month EBITDA would have improved by a combined total $2,439,000 to EBITDA of $1,561,000.

     The following table reconciles our net loss per GAAP to EBITDA:

                                            NINE MONTHS ENDED SEPTEMBER 30,
                                        ---------------------------------------
                                            2005          2004         CHANGE
                                        -----------   -----------   -----------
EBITDA CALCULATION:

Net loss per GAAP                       $(2,193,000)  $(3,600,000)  $ 1,407,000
     Interest expense (net)                  57,000        30,000        27,000
     Depreciation and amortization        3,018,000     2,872,000       146,000
     Income taxes                            26,000        45,000       (19,000)
                                        -----------   -----------   -----------
EBITDA                                  $   908,000   $  (653,000)  $ 1,561,000
                                        ===========   ===========   ===========


On a segment basis, our segments generated EBITDA levels as presented below:

($000)                                                                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 2005
                                         ------------------------------------------------------------------------------
EBITDA CALCULATION:
                                          NTN ITV         NTN       SOFTWARE         HOSP.
                                          NETWORK      WIRELESS     SOLUTIONS     TECH. DIV.     BUZZTIME       TOTAL
                                         ---------    ---------     ---------     ---------     ---------     ---------
Net income (loss)                        $     819    $     367     $  (1,229)    $     (43)    $  (2,150)    $  (2,193)

     Interest expense (net)                     52           --            --            52             5            57
     Depreciation and amortization           2,259           53           261         2,573           445         3,018
     Income taxes                               26           --            --            26            --            26
                                         ---------    ---------     ---------     ---------     ---------     ---------
EBITDA                                   $   3,156    $     420     $    (968)    $   2,608     $  (1,700)    $     908
                                         =========    =========     =========     =========     =========     =========


($000)                                                                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30, 2004
                                         ------------------------------------------------------------------------------
EBITDA CALCULATION:
                                          NTN ITV         NTN       SOFTWARE         HOSP.
                                          NETWORK      WIRELESS     SOLUTIONS     TECH. DIV.     BUZZTIME       TOTAL
                                         ---------    ---------     ---------     ---------     ---------     ---------
Net income (loss)                        $     951    $     (12)    $  (1,579)    $    (640)    $  (2,960)    $  (3,600)

     Interest expense (net)                     30           --            --            30            --            30
     Depreciation and amortization           2,114           75           290         2,479           393         2,872
     Income taxes                               45           --            --            45            --            45
                                         ---------    ---------     ---------     ---------     ---------     ---------
EBITDA                                   $   3,140    $      63     $  (1,289)    $   1,914     $  (2,567)    $    (653)
                                         =========    =========     =========     =========     =========     =========


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2005, we had cash and cash equivalents of $4,974,000 and working capital (current assets in excess of current liabilities) of $4,182,000, compared to cash and cash equivalents of $6,710,000 and working capital of $6,644,000 at December 31, 2004. Net cash provided by (used in) operating activities was $1,635,000 for the nine months ended September 30, 2005 compared to $(1,299,000) for the nine months ended September 30, 2004, or a $2,934,000 increase in cash provided by operating activities. Net loss for the nine months ended September 30, 2005 was offset by non cash charges which included the $343,000 charge to the Intura transaction, the $3,018,000 in depreciation and amortization, the $801,000 in the provision for doubtful accounts, the $239,000 increase in stock-based compensation charges, and the $216,000 loss on disposition of equipment and capitalized software. The primary components of net cash provided by operating activities for the nine months ended September 30, 2005 included an increase in deferred revenue of $1,025,000 which was offset by the use of cash associated accounts receivable of $791,000, accounts payable and accrued expenses of $560,000 and deferred costs of $498,000.

     Net cash used in investing activities was $3,698,000 for the nine months ended September 30, 2005 compared with $3,030,000 for the nine months ended September 30, 2004. Included in net cash used in investing activities for the nine months ended September 30, 2005 were $3,241,000 in capital expenditures largely related to the increase in our NTN iTV Network sites, $136,000 of deposits on broadcast equipment and $321,000 of capitalized software development expenditures. The primary components of net cash used in investing activities for the nine months ended September 30, 2004 were $2,276,000 of capital expenditures, $103,000 of incremental cash usage relating to our acquisitions, $338,000 in deposits on broadcast equipment and $313,000 of capitalized software development expenditures.

     Net cash provided by financing activities was $299,000 for the nine months ended September 30, 2005 compared to $11,281,000 for the nine months ended September 30, 2004. The cash provided by financing activities for the nine months ended September 30, 2005 included $700,000 in borrowings on our revolving line of credit and $406,000 in cash generated from the exercise of stock options and warrants. Those cash inflows were partially offset by $541,000 in principal payments on equipment note payable and $266,000 in principal payments on capital leases. The $11,281,000 in cash provided by financing activities in the nine months ended September 30, 2004 included $13,001,000 of net proceeds from our equity offering in January 2004 and $385,000 from the exercise of stock options and warrants. These proceeds were partially offset by $1,000,000 of principal payments on the revolving line of credit, $974,000 of principal payments on equipment notes payable and $131,000 of principal payments on capital leases.

FUTURE FINANCING NEEDS

     We anticipate that operating results in the fourth quarter 2005, and into 2006, will allow the cash on hand, along with cash from operations, to be sufficient to operate the Company's business. Cash reserves increased by $327,000 in the third quarter of 2005 as income from operations offset investments and capital expenditures, including significant capital expenditures for new site installations due to higher-than-average growth of NTN iTV Network site installations, along with continued investment in growth initiatives for our Buzztime Licensing efforts, new investment for distribution of our products in the United Kingdom, and operating losses in our Software Solutions segment. While there is currently no plan to raise capital, continued investment in high growth initiatives and significantly lower than expected results from operations could require us to raise capital at some future period.

     In 2004 and during the first quarter of 2005, in addition to capital expenditures to support the record sales of new iTV Network sites, our iTV Network has required a substantial capital investment due to the one-time conversion of older installations to VSAT connectivity. Each new site installation in 2004 and during the first quarter of 2005 required approximately $5,000 in capital investment and equipment. A move to predominantly DSL connectivity in the second quarter of 2005 has lowered this amount to approximately $3,500 per site. This savings has significantly improved the business model for site profits versus invested capital. Despite this savings, total capital expenditures do remain substantial as sales are running well ahead of prior years and show no signs of abating, thus offsetting what would otherwise be lower total capital expenditures.

     Additionally, we have in 2005 invested capital to convert our approximately 350 Canadian iTV Network sites to our newest iTV2 technology, which allows the play of Texas Hold `Em, as well as other new game content. We acquired the NTN Canada Network assets of our Canadian licensee in December 2003. The previous owner had not converted the Canadian customer base to DITV during the 1999 to 2001 period when our domestic sites were converted, and the Canadian Network had become antiquated and was rapidly losing customers. Following the purchase, we have been in the process of upgrading the technology for all 350 active sites there. Through September 30, 2005, approximately 77% of the Canadian sites had been converted to iTV2, our newest technology platform, and connected via either VSAT or DSL communication platforms. Over the next 6 months we plan to convert the remainder of our current customer base at a cost of approximately $280,000.

     Capital requirements in the coming 12 months will additionally depend upon two other initiatives. The first is the launch of our iTV Network in the UK, which began with an initial trial of eleven iTV Network sites on March 1, 2005. We believe that a significant growth opportunity exists in the UK for our iTV product, and each new site will require capital expenditures of about $3,500, which is commensurate with U.S. sites. We are continuing to invest approximately $200,000 per quarter in this initiative, with a target breakeven of approximately 200 sites which we believe can come by the end of 2006. The second initiative is the operations of our Software Solutions segment, for which we have invested over the past two years with a goal that stronger sales can be obtained in late 2005 and in 2006. Sales in third quarter 2005 were stronger than any in the past six quarters for this segment.

     The capital necessary to support a third initiative, the development and distribution of the Buzztime Channel to the major U.S. cable TV systems, has declined substantially in the last half of 2005 as operating costs have been reduced to a lower run-rate of approximately $3 million from its historic loss of approximate $4 million per year. This is because the Company has been able to reduce its investment in technology and applications for deployment to digital cable television systems while still maintaining the market requirements to support current operations and sales orders. We do anticipate that costs could go up substantially if we succeed as planned and enter into broader national agreements with the major cable operators, as this may prompt us to aggressively increase Buzztime development, sales and marketing efforts to more quickly advance our distribution within the U.S. market. Offsetting cash usage in this segment will be license revenues from sales of the new Buzztime plug-and-play TV game to North American toy retailers, which could be significant, along with increased satellite TV and mobile licensing revenue. In 2006, continuing Buzztime losses, if incurred, will be due primarily to the approximately $1.5 million in annual costs to produce the trivia and live sports game content that is used in all of our interactive game businesses, including distribution to the NTN iTV Network, cable TV, mobile, satellite TV and retail toy markets. All of this expense is currently borne by the Buzztime subsidiary.

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

     o Revenues from Software Solutions are recognized in accordance with Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer's location, the fee is fixed or determinable and collection is probable, provided that vendor specific evidence exists for any undelivered elements, namely annual support and maintenance. Along with the basic software license, our customers are provided post contract support (PCS) for an additional fee, which is based on a stipulated percentage of the license fee. PCS consists of technical support as well as unspecified software upgrades and releases when and if made available by us during the term of the support period.

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

     o We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At September 30, 2005 the net amount of $6,788,000 of goodwill and intangible assets represented 23% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

          We performed our annual test for goodwill impairment as required by SFAS 142 for our Software Solutions segment and our NTN Canada unit subsequent to the end of the third quarter in conjunction with the preparation of the September 30, 2005 financial statements. We retained a third-party valuation firm to assist in calculating the fair values of Software Solutions and NTN Canada. The analysis was based upon consideration of (1) the market value of comparable publicly traded companies, (2) the market value of similar companies involved in business combinations, and (3) an income approach of discounting the projected cash flows of operations. The projections of those units involved a number of assumptions and estimates, including revenue growth and operating margins, which management believes are reasonable based upon existing operations and prospective business opportunities. We completed our evaluation and concluded that goodwill was not impaired as the fair value of Software Solutions and NTN Canada exceeded their carrying value, including goodwill. The amount of goodwill as of September 30, 2005 was $3,658,000. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

          We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen during 2005 to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

     o In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT, a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and superseding APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS No. 123R requires the Company to expense grants made under the stock option and employee stock purchase plan programs. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after September 15, 2005. Upon adoption of SFAS No. 123R, amounts previously disclosed under SFAS No.123 will be recorded in the consolidated income statement. We are evaluating the alternatives allowed under the standard, which we are required to adopt beginning in the first quarter of 2006. We believe that this new standard will increase our operating losses in the future but that increase will be of a non-cash nature.

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

     ASSESSMENTS OF FUNCTIONAL CURRENCIES. The U.S. dollar is the functional currency of all of the Company's operations except for the Canadian and United Kingdom operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to risks related to stock market fluctuations, interest rates and currency exchange rates. As of September 30, 2005, we owned common stock of an Australian company that is subject to market risk. At September 30, 2005, the carrying value of this investment was $345,000, which is net of a $472,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At September 30, 2005, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $35,000 in the carrying value of the investment.

     As of September 30, 2005 we also had cash equivalents of approximately $2.77 million invested primarily in short-term government bonds that is subject to market risk. A hypothetical 1% change in interest rates would have an effect of approximately $28,000 on the value of our cash equivalents.

     We have outstanding line of credit borrowings of $700,000 at September 30, 2005 which bear a rate of interest equal to the prime rate plus 2% per annum. A hypothetical one-percentage point increase in the prime rate would result in an increase of $7,000 in annual interest expense.

     We also face currency exchange risk with our operations in Canada. NTN Canada earned approximately Canadian $1,347,000 (or U.S. $1,105,000) before corporate overhead and taxes in the nine months ended September 30, 2005. A hypothetical 10% decline in the value of the Canadian dollar versus the United States dollar would reduce the stated contribution from that unit to the NTN iTV Network segment by that same 10%.


ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     As of the end of the period covered by this report, our management evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as to whether such disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, management has concluded that our efforts to remediate the material weakness described below have not been yet been completed and therefore the Company's disclosure controls and procedures are not effective as of the end of the period covered by this report. However, as also described below, we believe that we have made significant progress in remediating such material weakness.

     Under Auditing Standard No. 2 as defined by the PCAOB, a material weakness is a significant deficiency, or a combination of significant deficiencies, that result in more than likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified that, as of December 31, 2004, there was inadequate documentation of the design and testing of controls over relevant assertions related to certain significant accounts and disclosures. This pertains to documenting to the degree appropriate how certain controls were initiated, authorized, recorded, processed, tested or reported. Our review found no material deficiencies in the functioning of the underlying control activities themselves. We also did not have any audit adjustments to the consolidated financial statements as of and for the year ended December 31, 2004. We have made significant progress in designing and implementing improved controls and processes to address the weakness described above. We have redrafted our internal control policies and related test scripts to allow a more precise understanding of our processes and controls. We have also expanded and redefined our testing methodologies to reflect that greater level of detail in our documentation.

     We currently are unable to conclusively determine when the above noted material weakness will be fully remediated. However, we believe we have designed a plan and secured the necessary resources that will enable us to continue to make significant progress toward full remediation; specifically, we have:

     o    appointed a vice president to oversee internal controls;
     o established a compliance team consisting of managers of key areas of responsibility;
     o established a timeline and schedule of documentation tasks to be completed by members of the compliance team with input and verification from process owners;
     o established regularly scheduled status conferences with our independent accountants; and
     o developed and implemented a strategy that has resulted in the thorough documentation of internal control policies and test scripts that will be used in monitoring and testing of internal controls in subsequent years.

We cannot be certain at this time that our effort will result in complete remediation by fiscal year-end 2005. Therefore we are currently unable to provide assurance that the material weakness described above will not be reported in our Annual Report on Form 10-K for the fiscal year-end 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company recently eliminated several key executive positions, therefore we are currently evaluating the possible effects, if any, these changes may have on our internal control structure. Based on our evaluation, other than as described in EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES, we have had no significant changes in our internal controls.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We are subject to litigation from time to time in the ordinary course of our business. There can be no assurance that any or all claims will be decided in our favor and we are not insured against all claims made. During the pendency of any such claims, we will incur the costs of our legal defense.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

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

----------------

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

                                     NTN COMMUNICATIONS, INC.

Date: November 8, 2005               By: /s/ Andy Wrobel
                                         ------------------------------------
                                         Andy Wrobel
                                         Authorized Signatory and Chief
                                         Financial Officer