Form 10-K
period 2005-12-31
NTN BUZZTIME INC
filed 2006-03-27
CIK 748592

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             _______________________

                                    FORM 10-K
                             _______________________

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                         COMMISSION FILE NUMBER 1-11460

                               NTN BUZZTIME, INC.
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS             WHICH REGISTERED
           -----------------------------     -----------------------
           Common Stock, $.005 par value     American Stock Exchange

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
  Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

         Indicate by check mark whether the registrant is a shell company. Yes [ ] No [X]

         The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2005, computed by reference to the closing sale price of the common stock on the American Stock Exchange on June 30, 2005, was approximately $90,173,809. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 1, 2006, Registrant had 53,951,302 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 Not applicable.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                       PART I
 1.      Business........................................................     1
 1A.     Risk Factors....................................................    15
 1B.     Unresolved Staff Comments.......................................    22
 2.      Properties......................................................    22
 3.      Legal Proceedings...............................................    22
 4.      Submission of Matters to a Vote of Security Holders.............    23

                                      PART II

 5.      Market for Registrant's Common Equity and Related
            Stockholder Matters..........................................    23
 6.      Selected Financial Data.........................................    24
 7.      Management's Discussion and Analysis of Financial
            Condition and Results of Operation...........................    25
 7A.     Quantitative and Qualitative Disclosures About Market Risk          43
 8.      Consolidated Financial Statements and Supplementary Data........    43
 9.      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.....................................    43
 9A.     Controls and Procedures.........................................    44

                                      PART III

10.      Directors and Executive Officers of the Registrant..............    45
11.      Executive Compensation..........................................    48
12.      Security Ownership of Certain Beneficial Owners and Management..    51
13.      Certain Relationships and Related Transactions..................    53
14.      Principal Accountant Fees and Services .........................    54


                                      PART IV

15.      Exhibits and Financial Statement Schedules......................    54

         Index to Consolidated Financial Statements and Schedule.........   F-1

         THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS REFLECT FUTURE EVENTS, RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES, INCLUDING STATEMENTS RELATED TO OUR STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND FINANCIAL POSITION OF NTN BUZZTIME, INC. AND ITS SUBSIDIARIES. FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND OUR CURRENT EXPECTATIONS, ESTIMATES, FORECASTS, AND PROJECTIONS ABOUT THE INDUSTRIES IN WHICH WE OPERATE AND THE BELIEFS AND ASSUMPTIONS OF MANAGEMENT. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "COULD," "TARGETS," "PROJECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," "MAY," "WILL," "WOULD," VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT MAY BE DIFFICULT TO PREDICT. ACTUAL RESULTS MAY DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS REPORT UNDER THE SECTION ENTITLED "RISK FACTORS," AND IN OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT FOR ANY REASON.


                                     PART I

ITEM 1. BUSINESS

GENERAL

         We operate principally through four business segments: the NTN Interactive Television Network (NTN iTV Network), NTN Wireless Communications (NTN Wireless), NTN Software Solutions (Software Solutions) and our wholly-owned subsidiary, Buzztime Entertainment, Inc. (Buzztime Entertainment). The first three segments combine to form our NTN Hospitality Technologies Division.

         o The NTN iTV Network is a promotional entertainment network that transmits a variety of multi-player interactive trivia, card and sports games to restaurants and sports bars throughout the United States and Canada, and to about 40 pubs (installed or in process) in the United Kingdom. Subscribing locations use the network to persuade customers to stay longer, spend more money and return more often to play the games for free. The network grew in North America by 359 sites in 2005 to 4,019 subscribers, the highest subscriber site count in the Company's history. During the past 7 quarters, we have experienced the most significant increase in domestic iTV site sales in over 8 years.

         o NTN Wireless is one of the highest volume providers of wireless guest paging systems used at restaurants, hospitals, church and synagogue nurseries, salons, business offices, and retail establishments in North America. NTN Wireless offers a complete line of on-site wireless communication management products, including GuestCall(R) and ServerCall(R) paging systems, repair and replacement programs for pagers, and transmitters used in conjunction with the Software Solutions table management software. More than 2,800 restaurants currently use NTN Wireless products, including such national chains as Buffalo Wild Wings Grill & Bar, Fazoli's, O'Charley's, and restaurants operated by Darden Restaurants, Inc. such as Olive Garden and Smokey Bones.

         o Software Solutions designs, develops, and markets innovative software for the restaurant and hospitality industry. Primary products include: ProHost(R), a Windows-based seating management system and RSViP(R), a Windows-based reservation management system. Software Solutions also provides customer support for Vision Point-of-Sale software used by Domino's Pizza. Customers of Software Solutions include Bahama Breeze, Hard Rock Cafe, Charlie Trotters, Gaylord Entertainment, Harrah's, MGM MIRAGE, Rainforest Cafe, Tavern on the Green and The Cheesecake Factory.

         o Buzztime Entertainment is a developer, distributor and licensor of single-player and multi-player interactive television games and technology to interactive consumer platforms. Buzztime games drive the entertainment on our NTN iTV Network and several other interactive platforms. The Buzztime(R) Trivia Channel is the first continuous multi-player game service created exclusively for digital cable television audiences in the United States. Buzztime games are also found on satellite television with Echostar DISH Network and Bell ExpressVu in Canada; on mobile phones with Sprint and Verizon; and in retail stores with the Buzztime Home Trivia System, produced and distributed by Cadaco. Buzztime features casual play-along games for players of all interests and ability levels with real-time competition and rankings among households and across a given platform.

         Unless otherwise indicated, references herein to "NTN," "we," "us" and "our" include NTN Buzztime, Inc. and its consolidated subsidiaries. Our headquarters are located at 5966 La Place Court, Carlsbad, California 92008, and our telephone number is (760) 438-7400. NTN Buzztime, Inc. was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. Our most recent name change was approved by a vote of shareholders in 2005 to better reflect the growing role of the Buzztime consumer game brand.

OUR MISSION

         Our mission is to build Buzztime into an increasingly popular entertainment experience for people who are looking for competition, social interaction and escape, generating income from distribution, advertisers and our players. As the most broadly distributed massively multi-platform gaming experience, Buzztime will build an increasingly loyal player community by making its feature-rich play-along entertainment available any time via television, personal computer, mobile phone or favorite restaurant or sports bar.

STRATEGIC DIRECTION/POTENTIAL SALE OF ASSETS

         For the past several years, we have managed and reported our businesses through two operating entities: our NTN Hospitality Technologies Division, consisting of the three segments noted above, and Buzztime Entertainment. This approach is maintained in the presentation of these financial statements. Going forward, however, we are changing the way we view and manage our four segments, and will operate these as our entertainment business, consisting of our NTN iTV Network segment and Buzztime Entertainment, and our hospitality business, consisting of our NTN Wireless and Software Solutions segments. In late 2005, we began consolidating the operations of the NTN iTV Network segment and Buzztime Entertainment, and managing them as one entertainment unit, independent of NTN Wireless and Software Solutions. In 2006, we began integrating their product offerings and aggregating their customers under the Buzztime game brand, including the re-branding of the NTN iTV Network as the Buzztime iTV Network, currently planned for late in the first quarter of 2006.

         In the third quarter of 2005, we were approached by a hospitality industry corporation stating an interest in purchasing the assets of NTN Wireless and Software Solutions. In the fourth quarter of 2005, we disclosed our interest in considering the sale of these businesses. As of the date of this filing, discussions with potential buyers are on hold pending the assignment of certain contracts. If we cannot find buyers willing to pay what we believe are the market values for the assets of NTN Wireless and Software Solutions, we may decide to maintain their operations. We will continue to grow these two business segments, which have experienced increased recent success in the hospitality industry, until a transaction is consummated.

SECURITIES AND EXCHANGE COMMISSION REPORTING

         We file reports with the Securities and Exchange Commission (SEC). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov). Our internet site is "www.ntnbuzztime.com". Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website.

INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

         Financial information for each of our business segments for each of the last three fiscal years is contained in Item 15 - Exhibits and Financial Statement Schedules. Approximately 90% of our revenue is attributable to customers in the United States, and substantially all of the remaining 10% is attributable to customers in Canada.

2006 BUSINESS OBJECTIVES

         Our interactive NTN iTV Network, distributed to restaurants and sports bars across North America, provides us a unique and profitable entertainment niche business that we have developed over the past 20 years. In 2000, we began to leverage our network content and technology across emerging interactive platforms and launched new game offerings under the Buzztime brand as a new consumer-focused trade name. Today, Buzztime games are uniquely positioned in emerging markets, with license revenue derived from cable television, satellite television, mobile phones and retail.

         In 2006, our objectives are to grow all entertainment offerings under the Buzztime brand, drive stronger sales and licensing revenues, and aggregate our users via a strong new player web portal to efficiently monetize all aspects of our business, from distribution to advertising to consumer revenues.

         We will also provide continuing support to our NTN Wireless and Software Solutions customers and sales channels to promote our products, many of which are considered "best of breed" in the hospitality customer management business.

         To accomplish our business objectives, we are pursuing strategies to:

         o CONTINUE TO GROW OUR NTN ITV NETWORK REVENUE BY INCREASING THE NUMBER OF RESTAURANTS AND SPORTS BARS THAT DISTRIBUTE OUR ITV GAME SERVICE IN THE UNITED STATES AND CANADA. We intend to accomplish this increase by expanding our product offerings to include more value-added services, adding independent dealers to our existing sales force, and continually adding new and appealing game content such as our popular multi-player Texas Hold'em poker game and sports fantasy player information through our agreement with CBS Sportsline. Our major new hospitality game offering for 2006 will be Buzztime Billiards, a virtual game played on our network by up to 7 people per game.

         o CONTINUE TO GROW THE BUZZTIME NETWORK IN THE UNITED KINGDOM. In March 2005, we launched our iTV hospitality network product in the United Kingdom under the brand "Buzztime Network." Over the first six months, we entered into trials with 11 pubs, changing the programming mix and promotional messages to optimize the product for the United Kingdom pub culture. In late fall, we began our first broad marketing programs with a target of driving sales growth early in 2006. The year ended with 13 sites in operation. In January 2006, we had sales of 8 site subscriptions, and in February 2006, we sold 18 sites. At February 28, 2006, we had 20 sites installed and 20 sold sites awaiting installation. With our recent momentum, we believe that our network product may become very successful in this market.

         o INCREASE THE DISTRIBUTION OF BUZZTIME-BRANDED CONTENT ON DIGITAL CABLE TELEVISION IN THE UNITED STATES. Our goal on cable television is for the Buzztime Network to be the widest deployed iTV game service on cable television systems nationally. We are pursuing this goal by leveraging our large library of single-player and multi-player games, proven technology and cross-platform marketing programs. Buzztime is currently available to over 300,000 digital cable subscribers in 10 cable systems in the United States including Comcast, Time Warner Cable, Susquehanna Communications and Blue Ridge Communications. Our early 2006 Blue Ridge system launch of Texas Hold'em and Buzztime Billiards are firsts in cable television game offerings, and are proving to be very successful in their initial launch.

         o CONTINUE TO EXPAND LICENSE AND SUBSCRIPTION REVENUE BY DISTRIBUTING OUR BUZZTIME-BRANDED CONTENT THROUGH THIRD-PARTY NETWORKS AND LICENSEES. Buzztime one-way games are available via satellite through Echostar DISH and Bell Canada ExpressVu on a subscription basis. Buzztime multi-player trivia games are available on advanced mobile phones via Verizon, Sprint, Nextel, T-Mobile, Alltel and US Cellular wireless networks. Finally, Buzztime home electronic games, trivia player cards and trivia books are available in thousands of retail and online stores through our licensee partners.

         o INITIATE A CONSUMER WEB STRATEGY THAT WILL GIVE ALL BUZZTIME PLAYERS A NEW LEVEL OF PLAY DATA AND PERSONALIZATION FIRST TO PLAYERS ON THE ITV HOSPITALITY NETWORK, AND SOON FOR OTHER PLATFORMS. We will launch subscription opportunities in the second quarter of 2006 for avid Buzztime gamers and we hope to offer pay-to-play skill gaming by year-end.

         o INCREASE THE AWARENESS AND VALUE OF BUZZTIME CONTENT BY GROWING THE NUMBER OF CONSUMER PLATFORMS WHERE OUR CONTENT IS AVAILABLE AND CONNECTING ALL OF OUR PLAYERS INTO ONE UNIFIED PLAYER COMMUNITY. This multi-platform consumer marketing effort to make the Buzztime multi-player experience valuable across all platforms will increase the awareness and value of the Buzztime Hospitality Network to restaurant and sports bar owners by increasing demand and usage within their establishments.

         o INCREASE THE NUMBER OF HOSPITALITY LOCATIONS SERVICED BY THE NTN WIRELESS AND SOFTWARE SOLUTIONS SEGMENTS. We intend to accomplish this increase by expanding our product offerings to include more value-added services, adding independent dealers to our existing sales force and providing new and updated products. We invested heavily in our Software Solutions products in 2005 and are distributing advanced versions of these products to major national accounts in early 2006. The integration of our NTN Wireless and Software Solutions products gives us a unique product offering.

THE NTN HOSPITALITY TECHNOLOGIES DIVISION

GENERAL

         The NTN Hospitality Technologies Division provides consumer-oriented interactive entertainment and communications products to the out-of-home hospitality industry including restaurants, sports bars and other establishments that are looking for a competitive point-of-difference to attract and retain customers.

         Over the past three years, the division has evolved from one that provides a single product - interactive entertainment located primarily in the bar area - to a full-service provider of "front of the house" products and services across the establishment. These products and services include on-site wireless commercial communication services, seating management and reservation systems for the hospitality industry. Providing this expanded array of products has allowed us to grow revenues in our primary markets, as well as to expand the market to include hospitality venues, such as fine dining and family dining formats, that are beyond our traditional customer base of casual dining, sports bars and taverns.

         The NTN Hospitality Technologies Division's operations are divided into three operating segments:

         NTN ITV NETWORK SEGMENT
         -----------------------

         The NTN iTV Network has maintained a unique and preemptive position in the hospitality industry for over 20 years as a platform for providing interactive entertainment to restaurant and sportsbar patrons. Approximately 72% of our current consolidated revenues come from the operations of this segment as we receive recurring service fees from hospitality venues that receive the transmission of our interactive trivia quiz show, play-along sports programming and our NTN Blast channel, including Texas Hold'em and the new Buzztime Billiards.

         Through our NTN iTV Network, we transmit engaging interactive game content to the hospitality locations where patrons use our wireless game devices to interact with content displayed on television screens. Our new content concepts are bringing about strong demand for our product. During the past 7 quarters, we have experienced the most significant increase in domestic iTV site sales in over 8 years.

         Through 2003, our NTN iTV Network also received licensing royalty revenue from NTN Interactive Network (NTNIN), a division of Chell Group Corporation, our Canadian licensee, which maintained approximately 400 sites as of December 2003. On December 15, 2003, we acquired most of the operating assets, certain liabilities and the operations of NTNIN from Chell Group Corporation. Total consideration for the acquisition was $1,823,000.

                 UNITED KINGDOM NETWORK LAUNCH

         In March 2005, we launched our iTV hospitality network product in the United Kingdom under the brand "Buzztime Network." In the late fall of 2005, we began our first broad marketing programs with a target of driving sales growth early in 2006. The year ended with 13 sites in operation. These sales are made through our exclusive United Kingdom independent representatives, Q109 Limited. In January 2006, we had sales of 8 site subscriptions, and in February 2006, we sold 18 sites. At February 28, 2006 we had 20 sites installed and 20 sold sites awaiting installation. The February sales momentum has given us good confidence in the market opportunity as our sales team there has closed 20% of qualified sales leads during this period. In February 2006, Q109 Limited added three sales people to bring total sales personnel to five persons.

         There are over 60,000 pubs in the United Kingdom and "pub quizzes," presented verbally by the manager or a host, are a popular pub activity. Texas Hold'em is also quite popular, and represents a high proportion of our current game play. Billiards will be added in 2006 in the United Kingdom as it will be in North America. With our recent momentum, we believe that our network product may become very successful in this market.

         We also have granted an exclusive license to eBet Limited, an Australian gaming technology corporation, to distribute our games in commercial establishments and other public places throughout Australia and New Zealand via eBet Limited's own licensed network.

                 THE PRODUCT

         Our NTN iTV Network broadcasts a wide variety of entertaining and popular multi-player interactive games, including play-along sports games, trivia games and card games to consumers in 3,622 United States venues and 397 Canadian venues. Patrons play using our wireless hand-held game device, called the Playmaker(R), which allows them to compete locally and nationally with real-time scoring. We have deployed approximately 71,000 Playmakers across our NTN iTV Network in the United States.

         We target national and regional hospitality chains as well as local independent venues that are looking for a competitive point-of-difference to attract and retain customers. Our customers include leading companies in the casual-dining restaurant segment such as TGIFriday's, Bennigan's Irish Grill, Applebee's, Damon's Grill and Buffalo Wild Wings, as well as over 2,900 independent locations in North America.

         Through the transmission of engaging interactive content stored on a site server at each location, our NTN iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizing and player recognition. Unlike coin-operated games, live entertainment and themed events are single-player based, expensive and/or require effort to coordinate and conduct. NTN iTV Network offers a turnkey solution of unique multi-player, multi-venue entertainment requiring virtually no site staff involvement at a fraction of the comparable cost.

         Our NTN iTV Network also earns revenues from advertising and marketing communications services to companies seeking to reach the over six million unique out-of-home consumers each month that visit the NTN iTV Network's 4,019 North America venues. With an average of four dedicated television screens per location, we provide advertisers with a targeted, cost-effective way to communicate their brand message, obtain consumer feedback, and stimulate product trial. Unlike current out-of-home advertising vehicles which are either static or lack multiple consumer exposure, we provide, as part of our game show formats, an end-to-end marketing communications solution comprised of full-motion video commercials, promotional messages, "advergaming" contextual opportunities and real-time interactive research capabilities at costs well below current media and research alternatives.

                 VALUE PROPOSITION

         The NTN iTV Network has established itself as a cost-effective means of generating traffic to hospitality locations, creating loyalty and return on investment based on the ability to positively impact venue revenue. According to a May 2000 report by Actionable Marketing Research, players stay longer (39% compared to non-players); spend more money (47% more than non-players); return more often (72% more than non-players); and demonstrate positive word-of-mouth (90% have or will recommend an NTN subscriber venue to a friend).

         By distributing turnkey promotional and marketing support to these venues, we provide a competitive advantage, as well as provide a cost-effective entertainment option when compared to other alternatives such as live entertainment, karaoke, and food and drink discounts.

         Our NTN iTV Network provides 8 advertising time slots per hour to each venue that may become a revenue and profit center to cross-promote internal programs and services, or to resell to local area merchants to offset network subscription costs and/or generate profit. Our research indicates that an average of 4.3 patrons view or participate in the game for every Playmaker in use.

         Our customers may employ our proprietary interactive polling service, OmniPoll(TM), in conjunction with network programming and our wireless Playmaker units to regularly deliver custom player feedback on food, service and promotions, allowing the venue to gauge customer satisfaction levels and make adjustments, if necessary.

         In 2005, NTN iTV Network's domestic hospitality customers paid us an average of $567 per month per venue to use our interactive technology and to offer our game transmissions to their patrons. NTN iTV Network venues enter into one- and two-year service agreements, with the average customer life of an NTN iTV Network site/venue of approximately three years.

                 TECHNOLOGY

         In 2005, we launched a new server platform that is now placed in all new site installations. The new server, called iTV2, allows two channels of programming to be delivered to each location. This has enabled channel one to remain as a primarily trivia-based offering to our long-time loyal players while channel two is devoted to new content such as Texas Hold'em and, soon, Buzztime Billiards. Like its single channel predecessor technology, called DITV (Digital Interactive Television), iTV2 uses the latest Windows-based development tools and multimedia capabilities, resulting in enhanced, high-resolution graphics and full-motion video. Both iTV2 and DITV technology allow advertisers to use existing video footage in their ads on the NTN iTV Network. At December 31, 2005, approximately 58% of the sites had iTV2 technology while 42% had DITV. DITV sites pay a fee to convert to iTV2, and sign a new one-year commitment under current pricing.

         In late 2004, we began connecting some of our sites via two-way DSL broadband. In the last half of 2005, approximately 94% of new sites were connected via DSL. This has been an economically favorable development for us as prior connectivity required more expensive VSAT (Very Small Aperture Technology) or FM2 satellite technologies, as described below.

         Between 1985 and 2005, the NTN iTV Network transmitted its data through an FM2 satellite platform and was received by a PC server (base station) installed at a subscriber's hospitality venue which was configured with a special communications card equipped for satellite data reception. That arrangement was originally scheduled to end in February 2005. In late 2003, we entered into equipment purchase and satellite service agreements to convert the NTN iTV Network to a much higher speed, two-way VSAT satellite technology over a two-year period ending February 2005. These agreements were with the same reseller of satellite services that provided the FM2 satellite platform to us. We recently amended the agreements with the reseller of satellite services to push out the expiration date on the FM2 satellite platform to February 2007 and to modify the VSAT equipment purchase and satellite service agreements. The modification to the equipment purchase agreement eliminates the requirement to purchase and install a specific amount of VSAT equipment. It is possible that we may have to pay some amount of penalties in connection with the reduced amount of purchases. This flexibility may also enable us to utilize non-satellite based data transmission platforms, such as digital subscriber lines, wireless connectivity or cable modems, for customer sites where such platforms may be appropriate.

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

         With the exception of our Playmakers, each system installed at a hospitality location is assembled from off-the-shelf components available from a variety of sources. The unique software driving our on-site servers is developed in-house and software launches are carefully managed over our unique network. We are responsible for the installation and maintenance of each system, which we continue to own.

                 END USER "PLAYMAKER" DEVICES

         Our iTV2 system uses a 900 MHz wireless Playmaker, a hand-held 900 MHz radio frequency device with a monochrome LCD display and sealed keypad, used to enter choices and selections by players. The product is manufactured by a non-affiliated manufacturer in Taiwan. Our system does not require the "wiring" of the establishment and the Playmakers have no breakable exterior components. As a result, external interference and Playmaker failure have been significantly reduced over previous versions. Our Playmakers are a rugged combination of hardware and firmware optimized for hospitality environments. We are also in the process of developing a more advanced 2.4 GHz Playmaker that we currently intend to put into service in the second half of 2006.

                 CONTENT SERVICES

         The NTN iTV Network licenses game content (both trivia and play-along sports) from Buzztime and third-party content providers. Buzztime creates the game content that we transmit to NTN iTV Network hospitality locations. Each hospitality location is individually addressable, allowing us to send specific content to selected sites. Hospitality locations throughout the United States and Canada receive our content, in the form of programming for 15 hours each day, 365 days each year.

                 GAME CONTENT AND PROMOTION

         Our primary product is the transmission of a variety of multi-player interactive games that entertain and challenge a player's skill and knowledge while prompting the customer to stay longer, spend more money and return more often.

                 TRIVIA GAMES

         We provide premium trivia competitions during evening hours when the venues, particularly restaurants and sportsbars, tend to be busiest. During these programs, each venue system simultaneously displays selected trivia questions on television monitors. Participants use Playmakers to enter their answers. Answers are collected, transmitted and tabulated. We display the score of each participant on the television monitors in our customer venues, along with national, regional and local rankings, as applicable. Players can compete for prizes and merchandise in their local venues, as well as on a regional and national scale. In addition to game interaction, other consumer features available on the Playmaker include real-time sports scores transmitted directly to the units and player chat. For a list of our trivia games, please see the Principal Products/Services and Distribution section of the business description of our Buzztime segment in this report.

                 SPORTS GAMES

         We have developed and produced a number of interactive sports games over the past 20 years. Most of these are under genres we term Predict the Play(R) games.

         Predict the Play games call for participants to predict the outcome of events before they happen, primarily in an intensive play-by-play method. Our lead game in this category is QB1, a live, play-along football game in which players predict the outcome of each play broadcast within professional and collegiate football games. We have held a license with the NFL for 20 years in conjunction with QB1, and have developed a following of thousands of loyal players who participate weekly in our hospitality locations. More recently, our auto racing game "Race Day" has also become very popular. The game includes two elements: one predictive before the race and one trivia during the race. Points from both elements are added together for a final score.

         Our leading Predict the Play games call for predictions before the game itself, allowing players to later learn the outcome of their play. The lead game in this category is "Brackets", where our players try to guess which teams will advance in the annual postseason men's college basketball tournament after the collegiate basketball selection committee sets the field of 64 teams.

                 NTN BLAST

         In 2005, we launched a series of new programming under the brand of NTN Blast. The new programming is designed with today's young adults in mind, and primary products include multi-player card games Blackjack and Texas Hold'em poker. NTN Blast was developed to secure subscription contracts with new hospitality sites that might not be attracted to our core trivia and sports products, as well as retaining existing hospitality sites with the expanded content offering by driving a broader group of consumers into our subscribing sites, based on varied tastes in interactive entertainment.

         The new offerings were a key to our successful growth in 2005. Texas Hold'em additionally prompted the creation of a new direction of less intensive "turn-based" games wherein players participate when it is their turn, but are free to socialize with friends after taking an action in the game. In 2006, we intend to launch more turn-based games, including Buzztime Billiards, on the NTN iTV Network.

                 PLAYMAKER GAMES

         We also offer a suite of Playmaker only games. This suite of games is independent of the NTN iTV Network and they are played directly on our wireless Playmakers rather than on one of the television screens in the hospitality venue. Players access the games by logging onto a Playmaker and following the instructions on the Playmaker screen. Currently, we have the following Playmaker only games:

       ----------------- -------------------------------------------------------
       Acey Duecey       Two cards are dealt face up. Players bet that the third
                         card will fall between the previous two
       ----------------- -------------------------------------------------------
       Crystal Ball      Ask the Crystal Ball a question and receive your answer
       ----------------- -------------------------------------------------------
       Playmaker Poker   Compete against the house in a game of jacks-or-better
                         poker
       ----------------- -------------------------------------------------------
       Shark Attack      Just like hangman, but with an oceanic twist
       ----------------- -------------------------------------------------------

                 COMPETITION

         Currently, we have no direct competitors to the NTN iTV Network that furnish live, multi-player interactive entertainment in a similar scope and nature. While we have no direct competitors, we do compete for total entertainment dollars in the marketplace. Other forms of entertainment provided in public venues include music-based systems, live entertainment, cable and pay-per-view programming, coin-operated single-player games/amusements and traffic-building promotions like happy hour specials and buffets. However, none of the alternatives provide the combination of live sports and trivia entertainment broadcast for 15 hours per day, 365 days per year, and most require some involvement by the venue staff to be successful, which interferes with the primary responsibility of the staff.

                 NTN ITV NETWORK MARKETING, SALES AND DISTRIBUTION

         We market our services to the industry primarily through advertising in national trade periodicals, national and regional trade shows, telemarketing, direct mail and direct contact through our field sales and marketing representatives. We organize and track all sales prospects through our distributed database software.

         We have found the most effective trade periodicals for our marketing purposes to be Nation's Restaurant News, Nightclub & Bar and Military Hospitality. The key national and regional trade shows to us are the National Restaurant Association Show, Nightclub & Bar Expo, FS/Tech, WestEx, Northeast Foodservice and Multi-Unit Foodservice Operators Conference. In addition, we participate in most of the national chain conference shows. Our field representatives also participate in a substantial number of smaller regional shows.

         We sell the network primarily through direct sales employees organized by regions throughout the United States. A portion of our sales are made through independent dealers and representatives. Our sales cycle varies by customer type, requiring as little as one week for independent customers and up to 18 months for national chain accounts.

         In 2004, we began having success in making sales telephonically rather than in person. Simultaneously, we are now successfully using the Internet to drive leads directly to our sales team. Potential customers learn of our products via marketing and promotional efforts, including direct mail trade ads or trade shows, and are directed to our website, where their information is electronically sorted and delivered to the correct sales team.

         In some cases, the products may require a field presentation. During the field presentation, our sales representative determines the prospect's requirements and presents possible solutions through the benefits of each product or service presented, including an interactive demonstration, detailed return on investment calculations, local advertising opportunities made available through the NTN iTV Network and third-party research results outlining player purchase behavior and success stories from existing NTN iTV Network subscribers. Occasionally, demonstration units are provided to validate the system, with the intent of finalizing the sale upon completion of the trial.

                 NTN ITV NETWORK SEASONALITY

         Our NTN iTV Network business has some seasonal elements. While we bill revenue monthly as service is provided to customers, three factors increase our revenues in the second half of the year over the first half. First, sales to new locations have traditionally been higher in the summer and early fall months compared to the rest of the year, driven primarily by the start of the professional and college football season and the availability of our play-along football game, QB1. Second, many customers order additional Playmakers to meet their patrons' demands to play this game in late summer and early fall. Third, we typically gain additional advertising customers who want to participate in our football-oriented games. In the third quarter of 2003, we started bundling our QB1 Predict the Play football game with our trivia content. This has reduced and will likely continue to reduce the seasonal elements of our business over time.

         The hospitality industry has historically experienced a relatively high business failure rate. That factor combined with change in ownership and non-renewal of contracts causes us to lose a certain amount of our customers each year. We refer to this collective loss of customers as "churn". Our historical churn experience has also been seasonal in that the percentage of churn has been highest following the completion of the professional football season in February, although churn occurs in all months. During our operating history, approximately 18% to 30% of the existing NTN iTV Network customers who were subscribers at the beginning of a year or subscribed during the year have churned by the end of that year. The churn rate was 21% for 2005, 21% for 2004 and 22% for 2003.

                 NTN ITV SIGNIFICANT CUSTOMERS

         Our customers are diverse and varied in size as well as location. We are not dependent on any one customer. We do not have any individual customer, including chain locations, who accounted for 10% or more of our consolidated revenues in 2005, 2004 or 2003.

                 NTN ITV NETWORK BACKLOG

         We historically have not had a significant backlog at any time because we normally can deliver and install new systems at hospitality locations within the delivery schedule requested by customers (generally, within three to four weeks).

         NTN WIRELESS SEGMENT
         --------------------

         NTN Wireless earns revenue from the sale of on-site wireless paging products to restaurants and other hospitality locations. These products are provided to customers while waiting for a table and will activate to let them know when their table is ready, as well as to restaurant staff to alert them to certain issues, such as when hot food is ready to be served.

                 THE PRODUCT

         To expand our presence in the hospitality industry, during 2002 we completed the acquisitions of the assets of each of ZOOM Communications and Hysen Technologies, manufacturers and sellers of on-site wireless paging products. On-site paging systems consist of guest paging systems designed to improve the wait time for hospitality guests and server paging systems designed to alert servers when prepared food is ready to be served. Our guest paging system, GuestCall, is comprised of a tabletop transmitter and between 30 and 70 individual pagers that are distributed to guests upon arrival. The server paging system, ServerCall, is made up of a transmitter located in the kitchen area, and between 12 and 36 individual pagers for the wait staff. Both systems may vibrate, flash or both to indicate either the table or food are ready. We also sell our paging products into non-hospitality vertical markets such as retail stores, hospitals and churches.

         PlayCall offers all the functionality and quality of our standard GuestCall coaster pager, combined with five fun, easy-to-play games that guests of all ages will enjoy. SmartCall pagers provide dynamically updated wait times based on ProHost's (see our Software Solutions segment) ongoing analysis of seating trends and table turns. Instead of standing around wondering whether their name has been called, guests are free to relax at the bar, take a stroll outside, or do a little window shopping. Both PlayCall game pagers and SmartCall pagers work with our GuestCall paging system.

         The majority of our NTN Wireless products are manufactured based on our specifications under contract through a third-party manufacturing company located in Seoul, Korea. The contract expires in April 2007.

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

                 TECHNOLOGY

         Onsite paging systems consist of a small tabletop transmitter or PC-based software and transmitter communicating with a group of pager units in either vibration flashing LED, or alpha-numeric combinations. These systems are defined as "closed systems", meaning they work within a limited area for a specific purpose. The transmitter and pagers are set to the same frequency, which typically carries a range of between one-quarter and one-half of a mile.

                 COMPETITION

         We are not aware of any industry statistics for the hospitality paging market. Within the industry, it is estimated that JTech, based in Boca Raton, Florida, holds a majority position of the hospitality paging market. JTech markets guest paging and server paging systems, and has recently expanded their product mix to include other operations-based products that integrate with a venue's point-of-sale system for check management/paging. JTech was recently acquired by MICROS Systems, Inc., a leading player in the hospitality point-of-sale industry. Long Range Systems, Inc., of Dallas, Texas, also markets products similar to ours and those of JTech, including guest and server paging products and electronic guest survey card systems.

         SOFTWARE SOLUTIONS SEGMENT
         --------------------------

         Software Solutions earns revenue from the licensing of seating management and reservation systems software as well as from providing professional services to Domino's Pizza LLC and to other customers. Software Solutions was formed in July 2003 when we acquired the assets and assumed certain liabilities of Breakaway International, Inc.

                 THE PRODUCT

         Our Software Solutions group provides a turnkey solution that augments our Wireless products to deliver "Speed of Service" by facilitating a database-driven reservation management solution as well as a dynamic table management/waitlist management solution. Both solutions currently target the specific operational and reporting requirements of the food service industry effectively minimizing the costs and level of expertise required to manage the guest experience while providing greater intelligence about the customer base. Our primary Software Solutions products, ProHost and RSViP, combine with our NTN

Wireless products to form a business intelligence solution in the hospitality market. These products are developed using the following Microsoft technologies:
Visual Basic 6.0, Visual Basic .NET, Visual C++ 6.0, ASP .NET, SQL Server 2000, Visual C#.NET and Visual Studio.NET 2003. Customers of Software Solutions include The Cheesecake Factory, MGM MIRAGE, Darden Restaurants and Gaylord Entertainment.

         ProHost is our guest and seating management application that coordinates all activities with guests, tables, and servers and integrates to point-of-sale solutions and NTN Wireless solutions. ProHost and wireless provide a real-time business intelligence and decision making tool to a restaurant community. The software is designed to increase the number of guests that a restaurant can seat, serve and satisfy, and thereby help restaurants achieve higher profits. ProHost solves the complex problem of managing the guest before, during and after they sit at the table, and adds systems and processes where restaurants typically have none. ProHost also assists restaurant managers by providing flash operational data, many operational alerts and staff performance reporting.

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

         On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point-of-sale software products developed and maintained by our Software Solutions segment. In accordance with the asset purchase transaction, Gary Peek terminated his position as vice president and general manager of our Software Solutions segment and immediately thereafter commenced his position with Intura to oversee business operations. The primary software products sold by us to Intura were Vision, Relief Manager Plus (RMP), Store Link Plus (SLP), Sell More Pizzas and other legacy products as well as a non-exclusive right to develop and market the Enterprise software.

                 COMPETITION

         Software Solutions competes with and/or complements a number of entities within the hospitality point-of-sale arena that either have partnered with, or plan to partner with, other companies that have table management and reservation products. Our competitors include Open Table, MICROS Systems, Inc. and InfoGenesis.

                 PROFESSIONAL SERVICES

         In addition to software development, Software Solutions provides professional services to its customers and partners including software support, hardware configuration, systems staging, deployment, and training services. In addition to co-developing Domino's Pizza's Pulse POS (point-of-sale) system, Software Solutions provides a wide range of Help Desk services to include all levels of support available 24 hours a day, 7 days a week, and 365 days a year, in both English and Spanish. Software Solutions also provides pre-deployment support services such as legacy point-of-sale extraction for software conversion, as well as proactive support for issues pending development.

         Our field services group provides complete management of the deployment process and includes system installation, software setup and training services. Software Solutions does not provide site preparation services such as network cabling, electrical, communications installation, and physical site preparation for mounting and housing of various types of equipment.

BUZZTIME ENTERTAINMENT, INC. SUBSIDIARY (BUZZTIME ENTERTAINMENT)

GENERAL

         Buzztime Entertainment, Inc., our wholly-owned subsidiary, was incorporated in the state of Delaware in December 1999 with the objective of creating new revenue from distributing and licensing our Buzztime-branded Play Along TV(R) content and technology to interactive consumer platforms, with a primary focus on interactive television. Buzztime Entertainment specializes in real-time, mass-participation games and head-to-head multi-player games including the Buzztime Trivia Channel for cable television networks. We manage one of the world's largest trivia game show libraries from our interactive broadcast studio where we also produce multi-player Texas Hold'em and Buzztime Billiards competitions, Predict the Play interactive television sports prediction games, real-time viewer polls and advertising.

         The Buzztime Trivia Channel was launched on cable television in June 2002 to digital cable subscribers of Susquehanna Communications (SusCom), headquartered in York, Pennsylvania. We believe this was the first deployment of a real-time, two-way game channel via digital cable television in the United

States that operates on commercially deployed digital set-top boxes in the home. The Buzztime Network is now available to over 300,000 Comcast, Time Warner, SusCom and Blue Ridge digital cable subscribers within cable television systems in Pennsylvania, Virginia, Maryland, Maine and Louisiana. Buzztime Entertainment also has trivia games deployed on satellite television through Echostar DISH Network in the United States and Bell Canada ExpressVu in Canada, as well as to major North American wireless carriers through a licensing and development agreement with Airborne Entertainment. In addition, Buzztime Entertainment remains the primary content provider to the Buzztime Network in restaurants and sports bars in the United States, Canada and the United Kingdom. Buzztime currently works with leading companies such as Media General, Airborne Entertainment, Cadaco, DTI Software, Square One Publishers and others to bring consumers Buzztime game content.

         Revenue for Buzztime Entertainment is derived from license fees and royalties from third-party licensees who distribute Buzztime content to end-users, as well as from third-party development and production fees. It is also our plan to sell advertising when we achieve a critical mass of subscribers
- particularly via cable television distribution.

         PRINCIPAL PRODUCTS/SERVICES AND DISTRIBUTION

         Buzztime Entertainment creates, develops, produces and distributes single-player and multi-player games for both one-way and two-way consumer platforms with a primary focus on interactive television. The games are designed for general audiences and include trivia quiz shows, real-time sports prediction competitions that are played along with live sporting events, multi-player card and billiard games as well as single-player card, arcade, puzzle and board games. The games are distributed through several platforms including the Buzztime Network, cable television, satellite television, mobile phones, home electronic games, cards, books and airplanes.

         MARKETING

         Sales and marketing efforts for Buzztime Entertainment have been focused on gaining distribution to cable operators in North America. For the cable systems that are deployed, we operate regular competitions and promotions to drive consumer awareness and usage of our games. As distribution of the Buzztime Network increases, we plan to sell subscription services to the players and advertising to marketing companies. Our business model is supported by strong market demand for compelling content on emerging interactive television platforms and the proven success of our content on existing platforms such as the Buzztime Network.

         Key drivers to revenue growth include the integration of interactive television enabling technology into the cable systems, adoption of interactive television services in the home, penetration of games into the cable operators, the ability to charge the cable operator for receiving the Buzztime content and technology, the ability to charge the end-user for additional games or services and the ability to sell advertising within our games.

         EQUIPMENT

         The primary product that Buzztime Entertainment produces is software code and graphics that enable the Buzztime games. For networked distribution such as cable television, satellite television and mobile platforms, we primarily rely on the distribution partners' technology for distribution of our games to the end users. These partners maintain their own receiving, translation and re-broadcasting equipment as part of the normal business. Buzztime Entertainment maintains server facilities in Carlsbad, California, and a co-located facility in Orange County, California. For cable television distribution, Buzztime Entertainment may install a computer in the local cable system facility (head-end) to host its technology and games.

         COMPETITION

         On a broad basis, the consumer has, and will continue to have, many options for electronic entertainment and game play. Within each network or platform through which Buzztime Entertainment distributes, there are numerous options for entertainment. For example, there are hundreds of channels of programming on cable and satellite television and there are a growing number of choices of entertainment on mobile phones. Specifically within the games category, there are hundreds of game producers that produce thousands of games for interactive platforms such as the internet, game consoles and mobile devices. There are also numerous game companies developing various games for interactive television platforms such as the ones that Buzztime Entertainment is either operating on or has plans to operate on.

         Specific to interactive television on cable television, there are significant barriers to entry for game developers. First, the technology necessary to enable games, especially two-way games such as Buzztime Entertainment's games, is in its early stages and, in some cases, still being developed. This requires the game developers to devote human resources that have experience not only in games, but in interactive cable television platforms as well. Second, not all games are suited for the television and remote control.

Many popular games on non-TV platforms are dependent upon keyboards, a mouse and advanced game controllers to function properly. Third, there are only a few cable operators that control the majority of the decision-making for carriage of interactive applications such as games. The smaller cable operators will follow the lead of the largest cable companies in selecting game technology and content. If a game company does not have success in gaining distribution via a major cable operator, it has little chance of success in the North American cable market.

         Buzztime Entertainment has developed technology which enables the deployment of one-way and two-way games on iTV platforms. Buzztime Entertainment, with the support of the Buzztime Network, has an existing cross-platform promotional network to promote the iTV games and drive consumer usage. Buzztime Entertainment's games have been designed and produced specifically for the television and the remote control and are compatible with the cable and satellite technology. Finally, due to deployed field trials with Comcast Cable and Time Warner Cable, we have working relationships with the various departments within these cable companies that manage iTV application development and deployment.

OTHER ISSUES
------------

LICENSING, TRADEMARKS, COPYRIGHTS AND PATENTS

         We keep confidential as trade secrets our technology, know-how and software. The hardware used in our operations is purchased from outside vendors. We own copyrights to all of our programs and formats. We have either received, or have applied for, trademark protection for the names of our proprietary programming, to the extent that trademark protection is available for them. Our intellectual property assets are important to our business and, accordingly, we maintain a program directed to the protection of our intellectual property assets, including regular intellectual property protection meetings and ongoing internal education on the protection of intellectual property.

         As of December 31, 2005, we owned one U.S. patent covering certain aspects of technology related to an interactive learning system. This patent will expire in 2017. As of December 31, 2005, we had applied for three additional patents in the United States.

         In June 2001, Buzztime Entertainment entered into a contribution agreement with NTN effective retroactively to January 1, 2001, whereby NTN contributed some of its assets to Buzztime Entertainment, including all company-owned games and related content, trivia game show library, interactive broadcast studio and related technology and intangible assets.

         On May 6, 2003, Buzztime entered into an agreement with Media General, Inc. to license Media General's Boxerjam game content and selected technology. The license includes a five-year exclusive interactive television license of certain intellectual property, with options to extend the license for an additional five years.

         We are party to a license agreement with NFL Enterprises L.P. Our NFL agreement grants us rights to utilize the trademarks and logos of the NFL member teams and leagues in connection with production and distribution of our QB1 interactive game on the NTN Buzztime Network in the United States and Canada. Under the terms of our license, the NFL has granted us data broadcast rights to conduct our QB1 interactive games on the Buzztime Network in conjunction with the broadcast of NFL football games. We pay royalties to the NFL of 10% of net revenues attributable to QB1, subject to payment of a minimum royalty of approximately $120,000, $115,000 and $110,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Further, we provided additional consideration to the NFL in the form of advertising rights on the Buzztime Network for the purpose of supporting NFL initiatives. In April 2005, we renewed our license agreement with the NFL through March 31, 2006.

GOVERNMENT CONTRACTS

         We provide our content distribution services through the Buzztime Network to a small number of government agencies, typically military base recreation units. However, the number of government customers is small compared to our overall customer base. We provide our products and services to government agencies under contracts with substantially the same terms and conditions as are in place with other non-government customers.

RESEARCH AND DEVELOPMENT

         During 2005, 2004, and 2003, we incurred approximately $248,000, $329,000, and $329,000, respectively, related to research and development projects, including projects performed by outside consultants.

         There is no assurance that we will successfully complete current or planned development projects or will do so within the prescribed time parameters and budgets. There can be no assurance, furthermore, that a market will develop for any product successfully developed.

ACQUISITIONS AND DIVESTITURES
-----------------------------

BREAKAWAY INTERNATIONAL

         On July 31, 2003, we acquired all of the assets and certain liabilities of Breakaway International, Inc. (Breakaway), a privately held provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $252,000 in cash, 1,292,614 shares of unregistered NTN common stock, transaction costs and the assumption of certain liabilities. We may pay additional contingent earn-out amounts in NTN common stock and/or cash over the first three years following the acquisition, provided that certain targets over the relevant trailing twelve-month period for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. No earn-out amounts were earned in the first two-year period following the acquisition. We also entered into employment agreements with five of the executives of Breakaway.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Total consideration for the acquisition was $3,630,000, which consisted of 1,292,614 shares multiplied by the then publicly traded price of $2.44 per share, $252,000 in cash and $224,000 of transaction costs, plus the assumption of liabilities. To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third-party valuation analysis. That third-party analysis determined that the identified intangible assets and the related useful lives are developed technology ($781,000, six-year life), customer relationships ($1,110,000, six-year life) and non-competition agreements ($30,000, three-year life). Results of operations from the acquisition have been included in our consolidated statements of operations since August 1, 2003.

                          BREAKAWAY INTERNATIONAL, INC.
                     ASSETS ACQUIRED AND LIABILITIES ASSUMED

            Accounts receivable, net..........          $       333,000
            Inventory, net....................                   35,000
            Fixed assets, net.................                  108,000
            Developed technology..............                  781,000
            Customer relationships............                1,110,000
            Non-competition agreements........                   30,000
            Goodwill..........................                2,235,000
                                                        ---------------
              Total assets acquired...........                4,632,000

            Accounts payable and accruals.....                  482,000
            Deferred revenue..................                  520,000
                                                        ---------------
              Total liabilities assumed.......                1,002,000
                                                        ---------------

                Net assets acquired...........          $     3,630,000
                                                        ===============

         In 2004, the above amounts were changed from the initial purchase accounting as follows: goodwill increased by $10,000 to reflect $7,000 of additional transaction costs and $3,000 of additional liabilities that were recorded, accounts payable and accruals increased by $3,000 to reflect the additional liabilities that were recorded and, as a result, the overall purchase price increased by $7,000 from the initial amount of $3,623,000 to $3,630,000.

NTN CANADA, INC.

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

                          NTN INTERACTIVE NETWORK, INC.
                     ASSETS ACQUIRED AND LIABILITIES ASSUMED

              Cash................................   $       20,000
              Accounts receivable, net............          235,000
              Other current assets................           21,000
              Fixed assets, net...................           43,000
              Customer relationships..............          720,000
              Trivia database.....................          345,000
              Interactive events software.........          102,000
              Trivia software.....................           90,000
              Licenses............................           12,000
              Goodwill............................          974,000
                                                     --------------
                  Total assets acquired...........        2,562,000

              Accounts payable and accruals.......          628,000
              Leases..............................           44,000
              Deferred revenue....................           67,000
                                                     --------------
                  Total liabilities assumed.......          739,000
                                                     --------------

                      Net assets acquired.........   $    1,823,000
                                                     ==============

         To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third-party valuation analysis. This third-party analysis determined that the identified intangible assets and the related useful lives are customer relationships ($720,000, four-year life), trivia database ($345,000, ten-year life), interactive events software ($102,000, five-year life) and trivia software ($90,000, five-year life). Results of operations from the acquisition have been included in our consolidated statements of operations since December 15, 2003.

         In 2004, the above amounts were changed from the initial purchase accounting as follows: (1) goodwill increased by $99,000 to reflect a variety of factors including the final calculation of the cash component of the purchase price based on the final closing balance sheet, which generated an additional payment to Chell of approximately $10,000 and a payment to the president of NTNIN on behalf of Chell of approximately $23,000; (2) the final calculation of the transaction costs (an increase of $38,000); (3) recording $12,000 of additional liabilities; and (4) making $16,000 of other adjustments to the final balance sheet. The overall purchase price increased by $37,000 from the initial amount of $1,786,000 to $1,823,000.

VISION PRODUCT LINE

         On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point-of-sale software products developed and maintained by our Software Solutions segment. In accordance with the asset purchase transaction, Gary Peek terminated his position as vice president and general manager of our Software Solutions segment and immediately thereafter commenced his position with Intura to oversee business operations.

         The primary software products sold by us to Intura were Vision, Relief Manager Plus (RMP), Store Link Plus (SLP), Sell More Pizzas and other legacy products as well as a non-exclusive right to develop and market the Enterprise software. We received a non-dilutable 10% partnership interest in Intura in the transaction and will receive 20% of Intura's gross sales revenues for the Vision product line through February 4, 2007, up to a maximum of $100,000. Further, Intura will provide software development maintenance services for the RMP software through February 4, 2007 (we continue to retain the rights to the maintenance and support revenue from the legacy products).

GOVERNMENT REGULATIONS

         The cost of compliance with federal, state and local laws has not had a material effect on our capital expenditures, earnings or competitive position to date. On June 16, 1998, we received approval from the Federal Communications Commission for our 900 MHz Playmakers. The 900-MHz Playmaker is an integral component of our network. In connection with distribution of our multi-player card game content via the Buzztime Network, we have received authorization from alcohol and gaming regulators in several jurisdictions where we offer such games. These multi-player card games are restricted in several jurisdictions; however, the laws and regulations governing distribution of games are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in any of the jurisdictions where we offer our games.

         We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the industry of interactive television products. Although there are currently few such laws and regulations, state and federal governments may adopt a number of these laws and regulations governing any of the following issues:

         o    user privacy;
         o    copyrights;
         o    consumer protection;
         o    the media distribution of specific material or content; and
         o the characteristics and quality of interactive television products and services.

         One or more states or the federal government could enact regulations aimed at companies like us that provide interactive television products. The likelihood of such regulation being enacted will increase as interactive television becomes more pervasive and affects the daily lives of more people. Any such legislation or regulation could dampen the growth of the industry of interactive television. If such a reduction in growth occurs, demand for our products and services may decline significantly.

         On January 18, 2001, the Federal Communications Commission issued a Notice of Inquiry concerning interactive television. The notice raised a series of questions that suggest that cable systems might be regarded as essential open platforms of spectrum for non-discriminatory third-party access, rather than facilities-based providers competing in a wider market. The notice sought comments on the nature of interactive television and whether cable systems will be a "superior platform" for providing interactive television. The outcome of the inquiry will determine whether or not a subsequent rulemaking will be held in order to create regulations for the interactive television industry. Any regulation of this industry could have an impact on Buzztime and its operations.

EMPLOYEES

         As of March 1, 2006, we employed approximately 208 people on a full-time basis and eight people on a part-time basis. We also utilize independent contractors for specific projects and hire as many as 45 seasonal employees as needed to produce our play-along sports games during various professional and collegiate sports seasons. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

ITEM 1A. RISK FACTORS

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our business, results of operation and financial condition could be adversely affected by a number of factors, including the following:

WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND WE MAY INCUR SIGNIFICANT LOSSES IN THE FUTURE.

         We have a history of significant losses, including net losses of $2,019,000 in 2005, $4,979,000 in 2004 and $2,711,000 in 2003, and an
accumulated deficit of $88,788,000 as of December 31, 2005. Although our 2005 growth of revenues, combined with a lower rate of growth in expenses, allowed us to attain profitability in the third and fourth quarters of 2005, there is no assurance that this profitability will continue. Furthermore, we may not sustain or increase profitability on a quarterly or annual basis in the future.

OUR LIMITED LIQUIDITY AND CAPITAL RESOURCES MAY CONSTRAIN OUR ABILITY TO OPERATE AND GROW OUR BUSINESS.

         At December 31, 2005, our current assets exceeded our current liabilities by approximately $4,743,000. Our liquidity and capital resources remain limited and this may constrain our ability to operate and grow our business.

         We have a revolving line of credit agreement with Pacific Mercantile Bank, which provides for borrowings of up to $1,000,000 and which was originally set to expire in July 2004. On January 7, 2004, we entered into an agreement with Pacific Mercantile to extend the maturity date of the line of credit to February 1, 2005. We subsequently extended the expiration date to February 11, 2006. The line was amended again to extend the expiration date to May 11, 2006. As of December 31, 2005, we had a balance of $700,000 outstanding under the line of credit. The line of credit is secured by substantially all of our assets. Any reduction in availability under our line of credit may further constrain our liquidity. Effective March 6, 2006, we signed a new one-year $2.0 million credit facility agreement with Discovery Bank. This new larger credit facility will provide for future working capital requirements.

         In the third and fourth quarters of 2005, we generated cash from operations despite making considerable capital investments due to growth and sustaining losses in our United Kingdom business and Software Solutions segment. Capital requirements in 2006 will depend primarily on the following: the success of three growth initiatives; the potential sale of the assets of our Wireless and Software Solutions segments; potential continued losses in our United Kingdom business; our Buzztime licensing efforts; and our Software Solutions segment.

         The three growth initiatives are: (1) the continued sales growth of North American NTN iTV Network sites beyond our historical annual average sales levels; (2) growth of our United Kingdom Buzztime Network; and (3) potential installations of the Buzztime Network if a broad deployment agreement is reached with a cable operator. Additionally, if we were to begin losing more subscription sites than we gain, our positive cash flow would be adversely affected.

         We believe our capital on hand, combined with our credit line and expected cash flow, are sufficient to cover our financing requirements for 2006. However, if we generate operating losses in 2006 (excluding non-cash charges) that are greater than operating losses we produced in 2005 (excluding non-cash charges), and if our capital expenditure levels are comparable in 2006 to the capital expenditure levels in 2005, and if we do not sell our Wireless or Software Solutions assets, then we may require additional capital or will be forced to constrain our growth to generate sufficient cash to operate the business. There can be no assurance that we will be able to raise capital on acceptable terms, or at all.

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

         If we do not compete successfully in the development of new products and keep pace with rapid technological change, we will be unable to achieve profitability or sustain a meaningful market position. The interactive entertainment and game industry, as well as the wireless paging and software applications industries, are becoming highly competitive and subject to rapid technological changes when compared to other industries. We are aware of other companies that are introducing interactive game products on various platforms that allow players to compete across the nation. We are also aware of other companies that are developing and introducing wireless technology and software applications that may be suitable for use in the hospitality industry. The wireless paging industry is highly competitive; we may experience pricing pressure in the wireless markets that could impact our margins with respect to our wireless product line. Some of these companies have substantially greater financial resources and organizational capital than we do, which could allow them to identify emerging trends. In addition, changes in customer tastes may render our network and its content, our technology, and our wireless and software products obsolete or noncompetitive.

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

WE MUST EFFECTIVELY COMPETE WITHIN THE HIGHLY COMPETITIVE SOFTWARE INDUSTRY.

         The software industry is intensely competitive. Several large vendors develop and market database management programs, business and management applications, collaboration products and business intelligence products that compete with our Software Solutions offerings. Some of these competitors have significantly greater financial and technical resources than we do. We expect to continue to face intense competition in the software market in which we compete. We could lose market share if our competitors introduce new competitive products into one or more of our markets, add new functionality into an existing competitive product, acquire a competitive product, reduce prices, or form strategic alliances with other companies. In addition, because new distribution methods and opportunities offered by the internet and electronic commerce have removed many of the barriers to entry that were historically faced by small and start-up companies in the software industry, we expect to face additional future competition from these companies.

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

THE INTERACTIVE GAMING AND ENTERTAINMENT INDUSTRY IS HIGHLY COMPETITIVE.

         The entertainment business is highly competitive. We compete with other companies for total entertainment related revenues in the marketplace. Our network programming competes generally with broadcast television, direct satellite programming, pay-per-view, other content offered on cable television, and other forms of entertainment. Furthermore, some of our competitors have greater financial or other resources available to them. The entrance of motion picture, cable and television companies to the interactive entertainment and multimedia industries will likely intensify competition in the future.

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

         We rely on a combination of trademarks, copyrights and trade secret laws to protect our proprietary rights in some of our products. Furthermore, it is our policy that all employees and consultants involved in research and development activities sign non-disclosure agreements. Our competitors may, however, misappropriate our technology or independently develop technologies that are as good as, or better than, ours. Our competitors may also challenge or circumvent our proprietary rights. If we have to initiate or defend against an infringement claim in the future to protect our proprietary rights, the litigation over such claims could be time-consuming and costly to us, adversely affecting our financial condition. In November 2005, we discovered that a former business partner, and party to a Non-Disclosure and Confidentiality Agreement, had developed and was distributing a live interactive game substantially similar to our game. We demanded that this former partner cease and desist its use of the interactive game application we believe had been developed by that partner as a result of misappropriation of our trade secrets and proprietary technology. In addition, we believe that the game constituted an infringement of our copyrights and other intellectual property rights. We intend to continue to assert and defend our rights.

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

         We believe that the success of our business depends on such factors as the technical expertise, innovative skills and marketing and customer relations abilities of our employees, as well as on patents, copyrights, trade secrets and other intellectual property rights. As of December 31, 2005, we owned one U.S. patent covering certain aspects of technology related to an interactive learning system. This patent will expire in 2017. As of December 31, 2005, we had applied for three additional patents in the United States.

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

         Others may have filed and in the future may file patent applications that are similar or identical to ours. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such interference proceedings could result in substantial cost to us. Such third-party patent applications might have priority over patent applications filed by us.

WE MAY BE LIABLE FOR THE CONTENT WE MAKE AVAILABLE ON THE BUZZTIME NETWORK, THE BUZZTIME TRIVIA CHANNEL AND THE INTERNET.

         We make content available on the Buzztime Hospitality Network, the Buzztime Trivia Channel and the internet. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence or copyright or trademark infringement. We could also be exposed to liability for third-party content accessed through the links from our websites to other websites. Federal laws may limit, but not eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with certain statutory requirements. We may incur costs to defend ourselves against baseless claims, and our financial condition could be materially adversely affected if we are found liable for information that we make available. Implementing measures to reduce our exposure may require us to spend substantial resources and may limit the attractiveness of our services to users.

WE MAY FACE EXPOSURE ON SALES AND/OR USE TAXES IN VARIOUS STATES.

         From time to time, state tax authorities will make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. In the current difficult economic climate, many states are expanding their interpretation of their sales and use tax statutes to derive additional revenue. While in the past the sales and use tax assessments we have paid have not been significant to our operations, it is likely that such expenses will grow in the future.

OUR GAMES AND GAME SHOWS ARE SUBJECT TO GAMING REGULATIONS.

         We operate games of skill and chance that, in some instances, reward prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require any form of monetary payment. We also operate interactive skill card games, such as Texas Hold'em poker and Blackjack. These skill card games are restricted in several jurisdictions. The laws and regulations that govern these games, however, are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in any of the jurisdictions in which we offer our games. If such changes were to happen, we may find it necessary to eliminate, modify or cancel certain components of our products that could result in additional development costs and/or the possible loss of revenue.

OUR WIRELESS SEGMENT GROSS MARGINS MAY NOT CONTINUE TO IMPROVE.

         The gross margin of NTN Wireless in 2005 is 41.4%, a 3.3% increase from the 2004 gross margin of 38.1%. The gross margin increase was due to overall costs of goods sold reduction, as well as selling more of the higher margin pilot series product. There is no assurance that this gross margin can continue to improve or be maintained, both due to the competitive nature of the market and to fluctuations in the cost of goods.

OUR DOMINO'S HELP DESK BUSINESS IN OUR SOFTWARE SOLUTIONS SEGMENT MAY NOT GROW AS STRONGLY AS IT DID IN 2005.

         In 2005, our Help Desk business grew by over 1,100 new subscribers. Competition for this business may impede our growth in 2006, though our overall revenue contribution should grow during the year.

DEALER SALES OF OUR SOFTWARE SOLUTIONS PRODUCT MAY BE SLOWER TO DEVELOP THAN PLANNED.

         In early 2005, we began aligning sales of our Software Solutions products with many independent dealers who also represented Radiant Corporation, a distributor of point-of-sale software and hardware to restaurants. In 2005, NTN and Radiant Corporation announced an agreement by which Radiant would receive a fee to endorse our reseller efforts. In the fourth quarter, both parties determined to discontinue this endorsement relationship, though we continue to sell directly to the reseller network. The lack of an agreement with Radiant may slow the growth of dealer sales; however, we are now free to approach non-Radiant resellers and are doing so.

IF OUR CHIEF EXECUTIVE OFFICER WERE TO LEAVE US PRIOR TO THE APPOINTMENT OF A NEW CHIEF EXECUTIVE OFFICER, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

         Our success greatly depends on the efforts of our Chief Executive Officer (CEO). Our ability to operate successfully will depend significantly on the services and contributions of the person in this position. In December 2005, our CEO, Stanley B. Kinsey, informed our Board of Directors that he would like to resign his position at a future date, would not seek renewal of his employment contract when it expired on February 28, 2006, and has urged our Board to seek a successor to replace him. Mr. Kinsey has agreed to stay on with us on a month-to-month basis until after that date, if necessary, until a new permanent or interim CEO is named. We commenced a search for a new CEO and will announce our Board's decision at the appropriate time. Our business and operations may be adversely affected if Mr. Kinsey were to leave before a new CEO has been appointed.

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

FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES COULD HARM OUR BUSINESS.

         On December 15, 2003, we acquired, through NTN Canada, most of the operating assets, certain liabilities and the operations of NTNIN from Chell Group Corporation. This acquisition added an additional 350 customer sites that pay us in Canadian dollars to use our interactive technology and to receive our game service. Additionally, we are now operating the Buzztime Network in the United Kingdom, and receive payment in Great Britain Pounds (GBP) from subscribers who use our technology and receive our game service.

         Since service fees and operating expenses from both our Canadian and United Kingdom subsidiaries are recognized in their local currencies, our financial results could be significantly affected by large fluctuations in foreign currency exchange rates or by weak economic conditions in foreign markets.

COMMUNICATION FAILURES WITH OUR SUBSCRIBER LOCATIONS COULD RESULT IN THE CANCELLATION OF SUBSCRIBERS AND A DECREASE IN OUR REVENUES.

         We rely on both satellite and telephone systems to communicate with our subscriber locations. We currently transmit the majority of our data to our hospitality customer sites via DSL connectivity and, to a lesser extent, via PanAmSat's Galaxy IIIR satellite. At December 31, 2005, we had 38% of sites connected by DSL and 62% by satellite. Interruption in communications with our subscriber locations under either system could decrease customer loyalty and satisfaction and result in a cancellation of our services. We are continually reviewing alternative telephone service providers and establishing contingency plans; however, such alternative providers and contingency plans have not been finalized.

         In the event that we were forced to switch to another satellite, we could incur significant costs associated with re-pointing our VSAT satellite receivers. In addition, we could experience higher operating costs to transmit data to our customers via telephone lines and the internet during the transition period.

         Another potential risk is the possibility that our government could preempt our satellite for national security reasons, as the United States satellite operators are federally licensed. This would appear to be unlikely as our government has a strong communications infrastructure in place domestically.

RISK FACTORS ASSOCIATED WITH BUZZTIME

WE MAY SELL EQUITY INTERESTS IN BUZZTIME TO THIRD PARTIES, WHICH COULD RESULT IN THE LOSS OF CONTROL OF BUZZTIME OR DEVALUATION OF OUR EQUITY INTEREST IN BUZZTIME.

         In June 2001, we sold a 6% interest in Buzztime to an affiliate of Scientific-Atlanta, a leading cable television set-top box manufacturer. While Scientific-Atlanta's investment position was converted to our common stock in January 2003, we believe there may be divergent investment preferences between the strategies pursued by the NTN iTV Network and Buzztime, and may decide in the future to continue to raise additional financing by issuing and selling equity interests in Buzztime to third parties. To enhance the ability of Buzztime to raise such financing, we have previously contributed, and may contribute in the future, some of our assets to Buzztime in order to allow the development of a distinct identity that we believe is necessary for it to effectively grow as a separate concern. These assets include our extensive trivia game show library and our interactive play-along sports games and related intangible assets.

         In 2005, the operations of our Buzztime Network were re-integrated with operations of our NTN iTV Network, and we have no current plans to sell the subsidiary.

IF OUR NEW BUZZTIME PROGRAMMING IS NOT ACCEPTED BY CONSUMERS, WE ARE NOT LIKELY TO GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE.

         The new Buzztime Trivia Channel for cable television faces risks as to whether consumers will accept interactive television products and the trivia programming produced by Buzztime. If interactive television does not become a successful, scaleable medium or if consumers do not accept our trivia play-along sports games and other game products, then we will be unable to draw revenues from advertising, direct-marketing of third-party products, subscription fees or pay-per-play fees. Until a sufficient market develops for the digital set-top boxes enabled to run our interactive television game applications, our profit potential is uncertain. We may also be unable to attract local cable operators to add Buzztime programming as a channel to their service.

THE MARKET FOR INTERACTIVE TELEVISION GAMES AND SERVICES IS NEW AND MAY NOT DEVELOP AS ANTICIPATED.

         The interactive television market currently is small and emerging. The success of Buzztime will partially depend on the growth and development of this market in the United States and it will depend upon the commercialization and broad acceptance by consumers and businesses of a wide variety of interactive television products. Demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty and, as a result, our profit potential is unproven. In addition, the potential size of this new market opportunity and the timing of its development and deployment are currently uncertain. Development schedules of interactive television offered by our competitors have been delayed or refocused as the industry evolves. If the market for interactive television does not develop, or develops more slowly than anticipated, our revenues will not grow as fast as anticipated, if at all.

COMPETITION MAY INCREASE IN THE INTERACTIVE TELEVISION INDUSTRY.

         The number of competitors in the game portion of the interactive television industry may increase as the industry matures. Some of those competitors may be larger and better capitalized than we are.

THE ADOPTION OF INCOMPATIBLE STANDARDS COULD RENDER OUR PRODUCTS OBSOLETE OR NON-COMPETITIVE.

         As new digital set-top box standards or middleware platforms are defined, we do not know whether Buzztime's products will be compatible with such standards once defined. The establishment of multiple standards could hurt our business and significantly increase our expenses, particularly if our products require significant redevelopment in order to conform to the newly established standards. Any delay or failure on our part to respond quickly, cost-effectively and sufficiently to these developments could render our existing products and services obsolete and cause us not to be competitive, resulting in a decrease in our revenues without a corresponding decrease in our expenses. We may have to incur substantial expenditures to modify or adapt our products or services to respond to these developments. We must be able to incorporate new technologies into the products we design and develop in order to address the increasingly complex and varied needs of our customer base.

INCREASING GOVERNMENT REGULATION COULD CAUSE DEMAND FOR OUR PRODUCTS AND SERVICES TO DECLINE SIGNIFICANTLY.

         We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the industry of interactive television products. Although there are currently few such laws and regulations, state and federal governments may adopt a number of these laws and regulations governing any of the following issues:

         o    user privacy;
         o    copyrights;
         o    consumer protection;
         o    the media distribution of specific material or content; and
         o the characteristics and quality of interactive television products and services.

         One or more states or the federal government could enact regulations aimed at companies like us that provide interactive television products. The likelihood of such regulation being enacted will increase as interactive television becomes more pervasive and affects the daily lives of more people. Any such legislation or regulation could dampen the growth of the industry of interactive television. If such a reduction in growth occurs, demand for our products and services may decline significantly.

         On January 18, 2001, the Federal Communications Commission issued a Notice of Inquiry concerning interactive television. The notice raised a series of questions that suggest that cable systems might be regarded as essential open platforms of spectrum for non-discriminatory third-party access, rather than facilities-based providers competing in a wider market. The notice sought comments on the nature of interactive television and whether cable systems will be a "superior platform" for providing interactive television. The outcome of the inquiry will determine whether or not a subsequent rulemaking will be held in order to create regulations for the interactive television industry. Any regulation of this industry could have an impact on Buzztime and its operations.

RISK FACTORS ASSOCIATED WITH OUR COMMON STOCK

OUR COMMON STOCK COULD BE DELISTED OR SUSPENDED FROM TRADING ON THE AMERICAN STOCK EXCHANGE (AMEX).

         At December 31, 2005, we were compliant with AMEX listing measures. If we fail to maintain compliance with the AMEX listing standards, our common stock may not remain listed on AMEX or any other exchange or quotation system in the future. If our common stock is delisted from AMEX, spreads can often be higher for securities traded on the over-the-counter market and the execution time for orders may be longer. Thus, removing our stock from AMEX may result in decreased liquidity by making the trading of our stock less efficient.

         On May 1, 2003, we received a letter from the AMEX stating that we were in compliance with their listing standards. Prior to that, we had been out of compliance since our shareholders' equity was below $6,000,000, the minimum threshold established by AMEX for companies with multiple years of losses. AMEX rules alternatively permit a company to remain listed if it has the following combined elements: a total market capitalization of at least $50,000,000, has at least 1.1 million shares publicly held, has a market value of publicly held shares of at least $15,000,000, and has a minimum of 400 round lot shareholders. At December 31, 2005, we were compliant with all of these listing standards.

OUR STOCK PRICE HAS BEEN HIGHLY VOLATILE AND YOUR INVESTMENT COULD SUFFER A DECREASE IN VALUE.

         The trading price of our common stock has been, and may continue to be, subject to wide fluctuations. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for technology-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

         These provisions could discourage third parties from taking control of our company. Such provisions may also impede a transaction in which you could receive a premium over then current market prices and your ability to approve a transaction that you consider in your best interests.

IF THE SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE ARE SOLD, THE MARKET PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED.

         Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of December 31, 2005, there were approximately 10,428,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.45 to $4.94 per share. As of December 31, 2005, there were also outstanding warrants to purchase an aggregate of approximately 1,344,000 shares of common stock at exercise prices ranging from $1.00 to $3.91 per share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not applicable.

ITEM 2. PROPERTIES

         We lease approximately 41,000 square feet of office and warehouse space at 5966 La Place Court, Carlsbad, California, for our corporate headquarters and broadcast center. In July 2001, a five-year lease renewal for approximately 39,000 rentable square feet commenced upon expiration of the prior lease term that expired in June 2001. In October 2005, we entered into an amendment to our lease agreement whereby we extended the term of the lease through June 2011. In February 2006, we further amended the lease agreement to include an approximate 2,000 square feet of expansion warehouse space, bringing the total to approximately 41,000 square feet of office and warehouse space.

         We leased approximately 6,480 square feet of office space in Atlanta, Georgia, for operation of our NTN Wireless subsidiary until expiration of the lease agreement in September 2005. Effective August 2005, and continuing through July 31, 2012, we lease approximately 11,000 square feet of office and warehouse space in Atlanta, Georgia. We relocated our NTN Wireless operation to this site in its entirety in September 2005.

         Until April 2005, we leased approximately 17,000 square feet of office and warehouse space in Arlington, Texas, for operation of our Software Solutions segment, at which time we reduced the total rentable square footage to approximately 12,000 square feet due to the sale of the Vision assets. In January 2006, we signed a new lease for the 12,000 square feet continuing through December 2007. We operate our NTN Canada subsidiary in approximately 5,400 square feet of office and warehouse space in Toronto, Ontario, Canada, under a lease expiring in December 2014.

ITEM 3. LEGAL PROCEEDINGS

         We are subject to litigation from time to time in the ordinary course of our business. There currently is one potentially material arbitration item pending or threatened against us.

ARBITRATION WITH FORMER EMPLOYEE

         On May 5, 2005, a former employee of the company filed a Demand for Arbitration claiming that we had wrongfully rejected his request to exercise 20,000 options granted to him in 1997 that we deemed as expired in 1999. The former employee is seeking validation of his option grants, declaratory relief and specific performance, money damages for breach of contract and breach of the covenant of good faith and fair dealing, punitive damages, and attorneys' fees and costs. We answered the arbitration demand and asserted counterclaims. We stand by our position that all options granted this former employee had either not vested or had expired, and we are vigorously defending the case.

LONG RANGE SYSTEMS, INC.

         On March 21, 2003, Long Range Systems, Inc. (LRS) filed in the United States District Court, Northern District of Texas, a patent infringement complaint against NTN Wireless. This complaint alleged trade dress and patent infringement and unfair competition. We were served with this complaint on March 27, 2003. In February 2004, LRS amended its complaint to eliminate certain allegations relating to infringement of its utility patent for wireless pagers. This complaint related to our repair and replacement activities of LRS pagers, which is not a significant percentage of our NTN Wireless business.

         On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The case was subsequently transferred to the United States District Court, Southern District of California. Our complaint alleged that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name "www.ntnwireless.com" in violation of our trademark rights.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted for a vote by security holders during the fourth quarter of the fiscal year ended December 31, 2005.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the American Stock Exchange (AMEX) under the symbol "NTN." Set forth below are the high and low sales prices for the common stock as reported by the AMEX for the two most recent fiscal years:

                                                                COMMON STOCK
                                                              ----------------
                                                              LOW         HIGH
                                                              ---         ----

              2004
              ----
              First Quarter.........................       $ 2.51       $ 4.25
              Second Quarter........................         2.51         3.19
              Third Quarter.........................         1.62         3.20
              Fourth Quarter........................         2.40         3.24

              2005
              ----
              First Quarter.........................       $ 2.72       $ 3.58
              Second Quarter........................         1.74         3.18
              Third Quarter.........................         1.36         2.00
              Fourth Quarter........................         1.23         1.76

         On March 1, 2006, the closing price for our common stock as reported on the AMEX was $1.40 and there were approximately 1,245 holders of record.

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

         We have 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2005, we issued approximately 9,000 common shares for payment of these dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation" included elsewhere in this report. The selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 is derived from our audited financial statements.

                                                        STATEMENT OF OPERATIONS DATA
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                  2005          2004          2003          2002          2001
                                                                --------      --------      --------      --------      --------
         Total revenue ....................................     $ 40,759      $ 35,655      $ 29,489      $ 25,610      $ 22,559
         Total operating expenses .........................       42,602        40,711        32,035        27,465        25,493
                                                                --------      --------      --------      --------      --------
         Operating loss ...................................       (1,843)       (5,056)       (2,546)       (1,855)       (2,934)
         Other income (expense), net ......................          (90)          171          (128)         (505)         (807)
                                                                --------      --------      --------      --------      --------

         Loss from continuing operations ..................       (1,933)       (4,885)       (2,674)       (2,360)       (3,741)
         Income taxes .....................................          (86)          (94)          (47)          (41)           --
         Minority interest in loss of consolidated
           subsidiary .....................................           --            --            10           212            85
                                                                --------      --------      --------      --------      --------

         Net loss .........................................     $ (2,019)     $ (4,979)     $ (2,711)     $ (2,189)     $ (3,656)
                                                                ========      ========      ========      ========      ========


         Basic and diluted net loss per common share:
             Net loss .....................................     $   (.04)     $   (.09)     $   (.06)     $   (.06)     $   (.10)
                                                                ========      ========      ========      ========      ========
         Weighted-average shares outstanding ..............       53,501        52,599        45,446        39,081        36,755
                                                                ========      ========      ========      ========      ========


                                              BALANCE SHEET DATA
                                                (IN THOUSANDS)

                                                                   DECEMBER 31,
                                               2005       2004         2003        2002        2001
                                             -------     -------     -------     -------     -------

         Total current assets ..........     $13,182     $13,506     $ 6,704     $ 4,184     $ 4,218
         Total assets ..................      30,018      29,388      20,630      10,842      13,380
         Total current liabilities......       8,439       6,862       5,939       3,620       4,178
         Total liabilities .............       9,126       7,353       7,566       8,719       9,614
         Total minority interest .......          --          --          --         643         855
         Shareholders' equity ..........      20,892      22,035      13,064       1,480       2,911


                                                         2005 RESULTS BY QUARTER
                                                              (IN THOUSANDS)

                                                                             THREE-MONTH PERIOD ENDED
                                                         MARCH 31,     JUNE 30,    SEPTEMBER 30,  DECEMBER 31,      YTD
                                                           2005          2005          2005          2005          TOTAL
                                                         --------      --------      --------      --------      --------

         Total revenue .............................     $  9,507      $  9,629      $ 10,425      $ 11,198      $ 40,759
         Total operating expenses ..................       10,823        10,654        10,194        10,931        42,602
                                                         --------      --------      --------      --------      --------
         Operating income (loss) ...................       (1,316)       (1,025)          231           267        (1,843)
         Other income (expense), net ...............            2           (24)          (35)          (33)          (90)
                                                         --------      --------      --------      --------      --------
         Net income (loss) before income taxes .....       (1,314)       (1,049)          196           234        (1,933)

         Income taxes ..............................          (33)          (43)           50           (60)          (86)
                                                         --------      --------      --------      --------      --------
         Net income (loss) .........................     $ (1,347)     $ (1,092)     $    246      $    174      $ (2,019)
                                                         ========      ========      ========      ========      ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The following discussion should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report.

2005 HIGHLIGHTS

         We achieved a number of key successes in 2005 and in early 2006. These include:

         o NET INCOME IN THE THIRD AND FOURTH QUARTERS OF 2005 - This was despite carrying losses during these two periods from our Software Solutions segment and incurring over $400,000 of expenses in launching our United Kingdom Network.

         o SIGNIFICANT INCREASES IN CASH FLOWS FROM OPERATIONS DURING THE THIRD AND FOURTH QUARTERS OF 2005. In 2005, cash flows from operations were $1,362,000 and $1,924,000 in the third and fourth quarters, respectively. This represents a significant increase over the first and second quarter cash from operations of $242,000 and $31,000, respectively, and reflects the trend of improved quarterly operating results.

         o NORTH AMERICA NTN ITV NETWORK GROWTH - The 2005 site count grew by 359 sites, the highest single-year increase in 8 years, and the year-end count exceeded 4,000 sites for the first time in Company history.

         o UNITED KINGDOM NETWORK LAUNCH - We launched our iTV hospitality network in the United Kingdom as the "Buzztime Network" to pubs and restaurants. Though there were only 13 sites in operation at year-end, our marketing programs began to drive sales leads in early 2006 and generated 8 sales in January 2006 and 18 sales in February. We believe the United Kingdom will be a strong focus of growth this year, and in future years.

         o BROADER LICENSING DISTRIBUTION - We continued our distribution of games to emerging interactive game platforms, adding a retail product and broadening its presence on cable television, satellite television and mobile phones.

         o LAUNCH OF MULTI-PLAYER GAMES ON CABLE TELEVISION - We announced the availability of the first multi-player game room products for digital cable interactive television, and the products were successfully launched in February 2006. We believe these products are a breakthrough in cable offerings and, when combined with our other game products, may help achieve broader success in cable iTV.

         o PROFITABILITY IN THE WIRELESS PAGING SEGMENT - Our Wireless segment generated profits of $455,000 in 2005 versus a net loss of $(64,000) in 2004.

         o KEY FLAGSHIP INSTALLATIONS FOR SOFTWARE PRODUCTS - We achieved "best-of-breed" installations for some of our software products in 2005, including flagship installations of our ProHost Table Management System at flagship Hard Rock Cafe restaurants in New York's Times Square and in Orlando, Florida.

         o STRONG NATIONAL ACCOUNTS IN OUR SOFTWARE SOLUTIONS SEGMENT - We invested heavily in new Software Solutions product development in 2005 for key national contracts, but recognized little or no revenue on those contracts. Despite posting losses during 2005, national sales installations are proceeding in the first quarter of 2006.

         o INTENDED SALE OF ASSETS - In late 2005, we announced that we were considering offers for the sale of NTN Wireless and Software Solutions, as we intend to focus our investments into our entertainment businesses. At the time of this filing, discussions with several interested parties are on hold pending the assignment of certain contracts. Until the sale, we intend to continue growing both NTN Wireless and Software Solutions as their success continues in the hospitality marketplace.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, financing operations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         o We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on SEC Staff Accounting Bulletin (SAB) 104, REVENUE Recognition, we amortize these amounts over an estimated three-year average life of a customer relationship.

         o We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices, VSAT satellite dishes and associated electronics and the computers located at our customer sites. The Playmakers are depreciated over a four-year life, VSAT dishes and associated electronics over a four-year life and the computers over a three-year life. The depreciable life of these assets was determined based on their estimated useful life, which considers anticipated technology changes. If our Playmakers, VSAT dishes and associated electronics and the computers turn out to have longer lives, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers, VSAT dishes and associated electronics and the computers turn out to have shorter lives, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

         o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We reserve for all accounts that have suspended or terminated our NTN iTV Network services, all auto debit customers with balances that are greater than 60 days past due, plus 3% of all outstanding balances for iTV customers and 5% of outstanding balances for NTN Wireless and Software Solutions' customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         o We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value, based on assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those we have projected, additional inventory write-downs may be required.

         o Revenues from sales of software generally contain multiple elements, and are recorded in accordance with Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer's location, the fee is fixed or determinable and collection is probable, provided that vendor specific evidence exists for any undelivered elements, namely annual support and maintenance. Along with the basic software license, our customers have the option to elect post contract support (PCS) for an additional fee, which is based on a stipulated percentage of the license fee. PCS consists of technical support as well as unspecified software upgrades and releases when and if made available by us during the term of the support period.

                  If, at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If, at the outset of an arrangement, we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or when payment is received. If an arrangement allows for customer acceptance, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

                  Revenue from development services consists of customizations and, therefore, we recognize revenue from development services as the services are performed under the agreements. We recognize revenues from PCS, such as maintenance, on a straight-line basis over the term of the contract.

                  Additionally, we provide consulting and training services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services are generally recognized as the services are performed.

         o We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At December 31, 2005, the combined net amount of $6,604,000 of goodwill and intangible assets represented 22.0% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. As of January 1, 2002, we adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

                  We performed our annual test for goodwill impairment for Software Solutions and NTN Canada, Inc., as of September 30, 2005, and for NTN Wireless as of December 31, 2005, and concluded that there was no indication of impairment. We retained a third-party valuation firm to assist in calculating fair values. The analysis was based on consideration of (1) the market value of comparable publicly traded companies; (2) the market value of similar companies involved in business combinations; and (3) an income approach of discounting the projected cash flows of operations. The projections of those units involved a number of assumptions and estimates, including revenue growth and operating margins, which we believe are reasonable based on existing operations and prospective business opportunities. We completed our evaluation and concluded that goodwill was not impaired as the fair values exceeded carrying values, including goodwill. The amount of goodwill as of December 31, 2005 was $3,658,000. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

                  We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

         o SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, and SEC SAB 59, ACCOUNTING FOR NONCURRENT MARKETABLE EQUITY SECURITIES, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook for, the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

         We do not have any of the following:

         o Off-balance sheet arrangements except for purchase orders, purchase commitments and operating leases;

         o Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

         o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in Item 13 - Certain Relationships and Related Transactions, or which are so non-material to fall below the materiality threshold of such item.

         ASSESSMENTS OF FUNCTIONAL CURRENCIES. The United States dollar is our functional currency, except for our operations in Canada and the United Kingdom.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The adoption of SFAS No. 151 is not expected to have a material effect on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT, which revises SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123R supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends SFAS No. 95, STATEMENT OF CASH FLOWS. This Statement requires that a public entity measure the cost of equity-based service awards based on the grant date fair value of the award. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. SFAS No. 123R is effective for the first annual reporting period after June 15, 2005. We will adopt this Statement effective January 1, 2006.

         SFAS No. 123R allows public companies to adopt its requirement using one of the following transition methods: (a) a modified prospective method in which compensation cost for all share-based payments granted after the effective date is recognized based on the requirements of SFAS No. 123R and compensation costs for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS No. 123R is recognized based on SFAS No. 123; or (b) a modified retrospective method which includes the requirements of the modified prospective method and also permits entities to restate prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized in its SFAS No. 123 pro forma disclosures. We will be adopting SFAS No. 123R using the modified prospective method.

         We estimate that 2006 operating results will be reduced by additional non-cash compensation expense of approximately $1,800,000, similar to the pro forma amount for 2005 due to the adoption of this Standard. The actual impact of adopting SFAS No. 123R in 2006 could differ from this estimate depending on the number and timing of options granted during 2006, as well as their vesting period and vesting criteria. Our assessment is based on the Black-Scholes option-pricing model and is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price, employee's stock option exercise behaviors and interest rates. As such, actual stock option expense may differ materially from this estimate.

         In November 2005, the FASB issued Staff Position No. FAS 115-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (FSP 115-1). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. We do not believe that this will have a material effect on our consolidated financial statements.

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

                                                                                    YEARS ENDED DECEMBER 31,

                                                                      2005                     2004                     2003
                                                                      ----                     ----                     ----
         Revenues
         --------
           NTN Hospitality Technologies Division .....    $ 39,384,000      97%    $ 35,296,000      99%    $ 29,293,000      99%
           Buzztime ..................................       1,375,000       3%         359,000       1%         196,000       1%
                                                          ------------     ---     ------------     ---     ------------     ---
                   Total .............................    $ 40,759,000     100%    $ 35,655,000     100%    $ 29,489,000     100%
                                                          ============     ===     ============     ===     ============     ===

         Operating Income (Loss)
         -----------------------
           NTN Hospitality Technologies Division .....    $    762,000             $ (1,097,000)            $  1,211,000
           Buzztime ..................................      (2,605,000)              (3,959,000)              (3,757,000)
                                                                                   ------------             ------------
                   Total .............................    $ (1,843,000)            $ (5,056,000)            $ (2,546,000)
                                                                                   ============             ============

         Revenue from NTN Hospitality Technologies Division is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from its wireless business with restaurant on-site paging systems and electronic data-managed comment cards and from its hardware and software enterprise solutions. Revenue for Buzztime Entertainment is primarily generated from the distribution of its digital trivia game show content, as well as revenue related to production services for third parties, and from performance under a Trial Agreement with a major cable operator.

RESULTS OF OPERATIONS

         Following is a comparative discussion by fiscal year of the results of operations for the three years ended December 31, 2005. We believe that inflation has not had a material effect on the results of operations for the periods presented.

YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

         Operations for 2005 resulted in a net loss of $2,019,000 compared to a net loss $4,979,000 for 2004.

REVENUES

         Revenue of the NTN Hospitality Technologies Division increased by $4,088,000 or 11.6%, to $39,384,000 in 2005 from $35,296,000 in 2004. The increase in revenue is primarily a result of a net increase in site count of 359.

         The revenue contribution from the three operating segments of the division for 2005 and 2004 are illustrated on the following table:

                          COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                                           2005             2004           Change
                                                           ----             ----           ------
       NTN iTV Network..........................     $    29,374,000   $  25,925,000   $   3,449,000
       NTN Wireless.............................           5,689,000       5,337,000         352,000
       Software Solutions.......................           4,321,000       4,034,000         287,000
                                                     ---------------   -------------   -------------
         Total Revenue of Division..............     $    39,384,000   $  35,296,000   $   4,088,000
                                                     ===============   =============   =============

         Within the NTN iTV Network, we have several revenue contributors: our core subscription revenue, advertising revenue, installation revenue, revenue from our Canadian operations since 2003 and revenue from our United Kingdom operations since 2005. The primary revenue components are illustrated on the following table:

                                   COMPONENTS OF NTN ITV NETWORK REVENUE

                                                           2005             2004             Change
                                                           ----             ----             ------
       Subscription Revenues....................     $  23,621,000     $  20,885,000     $   2,736,000
       UK.......................................            25,000               ---            25,000
       Subscription/Installation Revenue from
         Canadian Operations....................         4,153,000         3,644,000           509,000
       Advertising Revenue - United States......           812,000           602,000           210,000
       Advertising Revenue - Canada.............            35,000           163,000          (128,000)
       Installation Revenue.....................           728,000           631,000            97,000
                                                     -------------     -------------     -------------
           Total NTN iTV Network................     $  29,374,000     $  25,925,000     $   3,449,000
                                                     =============     =============     =============

         As noted in the above table, our subscription revenue from core hospitality operations, including Canada and the United Kingdom, increased by $3,270,000, or 13.3%, due to an increase in net site count.

         In 2005, the NTN iTV Network generated domestic advertising revenue of approximately $812,000 compared to approximately $602,000 in 2004. This $210,000 increase was due to the addition of several new advertising clients.

         Domestic installation revenue associated with installing new customer locations increased $97,000, or 15.4%. This was primarily due to the strong installations in 2005.

         The NTN iTV Network customer site count in the United States was 3,622 at December 31, 2005. This was an increase of 313 sites from the United States site count of 3,309 as of December 31, 2004. The customer site count in Canada was 397 at December 31, 2005. This was an increase of 46 sites from the Canadian site count of approximately 351 as of December 31, 2004.

         Buzztime's revenues increased $1,016,000, or 283.0%, to $1,375,000 in 2005 from $359,000 in 2004. The primary factors in the increase included licensing fees (approximately $600,000 in 2005 compared to zero in 2004) from game products, higher levels of license fees from United States and Canadian satellite operators for distribution of Buzztime trivia to their users on a subscription basis, and increased license and development fees from a major cable operator.

         As a result of the above factors, our consolidated revenues increased $5,104,000, or 14.3%, to $40,759,000 in 2005 from $35,655,000 in 2004.

OPERATING EXPENSES

DIRECT OPERATING COSTS

         Direct operating costs increased $1,071,000, or 8.4%, to $13,803,000 in 2005 from $12,732,000 in 2004. A significant amount of this increase was a combination of increases in technical site visit fees, communication fees, freight, depreciation and installation fees. The following table compares the direct costs for each of our operating segments between 2005 and 2004:

                                                   DIRECT OPERATING COSTS

                                                                2005                2004            Change
                                                                ----                ----            ------
         NTN iTV Network..............................     $   8,485,000      $   7,286,000      $  1,199,000
         NTN Wireless.................................         3,333,000          3,304,000            29,000
         Software Solutions...........................           611,000            851,000          (240,000)
                                                           -------------      -------------      -------------
           NTN Hospitality Technologies Division......        12,429,000         11,441,000           988,000
           Buzztime...................................         1,374,000          1,291,000            83,000
                                                           -------------      -------------      ------------
               Consolidated Company...................       $13,803,000        $12,732,000      $  1,071,000
                                                           =============      =============      ============

         Direct operating costs in the NTN iTV Network increased by $1,199,000 in 2005. This increase was due to increases in the number of technical site visits associated with new software releases. Communications increased due to higher costs of the satellite service and the acquisition of additional bandwidth. Demand for additional Playmaker devices and conversion of Canadian sites to DITV from DOS (Disk Operating System) drove increases in freight and depreciation. Prior to our acquisition of that operation, the site equipment in Canada was largely fully depreciated. The DITV conversion of Canadian sites as well as continued strong installations in 2005 contributed to increased installation expense.

         The $240,000 decrease in Software Solutions' direct operating costs was due to a reduction in hardware component associated software sales in 2005 versus 2004, which also contributed to the 7.0% increase in gross margin from 78.9% to 85.9%.

         The $29,000 increase in NTN Wireless' direct operating costs relates to the cost of goods sold associated with the NTN Wireless revenue increase of $352,000 in 2005 noted above. The gross margin of NTN Wireless in 2005 is 41.4%, a 3.3% increase from the 2004 gross margin of 38.1%. The gross margin increase was due to overall costs of goods sold reduction, as well as selling more of the higher margin pilot series product.

         The $83,000 increase in Buzztime's direct operating costs was driven by an increased level of personnel costs for development related to non-deployable service platforms.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses (SG&A) increased $1,156,000 or 4.7%, to $25,992,000 in 2005 from $24,836,000 in 2004. More than half of this increase resulted from our expansion into the United Kingdom. The following table compares the selling, general and administrative expenses for each of our operating segments between 2005 and 2004:

                                     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                                   2005              2004              Change
                                                                   ----              ----              ------
         NTN iTV Network...............................     $   16,480,000     $  15,214,000      $   1,266,000
         NTN Wireless..................................          1,777,000         1,575,000            202,000
         Software Solutions............................          5,013,000         5,153,000           (140,000)
                                                            --------------     -------------      -------------
           NTN Hospitality Technologies Division.......         23,270,000        21,942,000          1,328,000
           Buzztime....................................          2,446,000         2,894,000           (448,000)
                                                            --------------     -------------      -------------
             Consolidated Company......................     $   25,716,000     $  24,836,000      $     880,000
                                                            ==============     =============      =============

         The $1,266,000 SG&A increase in the NTN iTV Network segment was largely due to $632,000 incurred as a result of the expansion into the United Kingdom. The remainder of the SG&A increase of $634,000 in the NTN iTV Network's domestic operations came from a variety of items including $244,000 in commission expense associated with the increased volume of sales and $249,000 increase in bad debt expense.

         SG&A expenses increased $202,000 in the NTN Wireless segment largely due to increased salaries and benefits associated with additional sales personnel, commission expense associated with the higher sales volume compared to 2004, and facility expense associated with moving to a larger facility to accommodate sales growth. The $140,000 decrease in the Software Solutions segment is primarily due to reductions in personnel, travel and marketing related expenses. The $448,000 SG&A decrease in the Buzztime segment was largely due to personnel reduction resulting from the completion of development projects. SG&A expenses include an allocation of our corporate SG&A to the segments based on a variety of factors, including headcount, square footage of facilities and other factors.

STOCK-BASED COMPENSATION EXPENSE

         Stock-based compensation expense decreased by $3,000, or 1.0%, to $290,000 in 2005 compared to $293,000 in 2004. This decrease arises from valuation of warrant grants issued and stock price fluctuations throughout 2005 when compared to 2004.

LITIGATION, LEGAL AND PROFESSIONAL FEES

         Litigation, legal and professional fees decreased $226,000, or 13.8%, to $1,415,000 in 2005 compared to $1,641,000 in 2004. This decrease relates to non-recurring legal fees associated with the litigation of the LRS lawsuit in 2004 that was dismissed and settled without liability in the first quarter of 2005.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization not related to direct operating costs decreased $26,000, or 3.0%, to $854,000 in 2005 from $880,000 in 2004. This decrease was due to assets having been fully amortized during 2004.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were $248,000 in 2005 and $329,000 in 2004. Research and development expenses, which are salary expense, primarily related to projects to develop new technologies for the NTN iTV network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

         Interest income decreased $3,000 to $95,000 in 2005, compared to $98,000 in 2004.

         Interest expense increased $33,000, or 21.7%, to $185,000 in 2005, compared to $152,000 in 2004, due to the various capitalized leases entered into for site equipment during 2005.

OTHER INCOME

         In 2004, we recorded $225,000 of other income that arose from the settlement of a derivative securities lawsuit.

INCOME TAXES

         For the year ended December 31, 2005, the NTN Hospitality Technologies Division had taxable income of $CD 430,000 in Canada and taxable income of $US 1,209,000 in the United States. As a result, NTN Hospitality Technologies Division recorded a tax provision of $86,000 in 2005. The 2005 United States tax expense was substantially reduced through the utilization of both federal and state net operating loss carryforwards generated in prior years. The 2005 tax provision was an $8,000 decrease from the $94,000 provision for income taxes recorded in 2004.

EBITDA

         Our earnings before interest, taxes, depreciation and amortization (EBITDA) increased by $3,190,000 to $2,292,000 in 2005 from EBITDA of $(898,000)
in 2004. This EBITDA increase was largely a result of the decrease in net loss of $2,960,000 in 2005.

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

         The following table reconciles our net loss per GAAP to EBITDA:

                                                                 YEAR ENDED
                                                                 DECEMBER 31
                                                                 -----------
                                                           2005               2004
                                                           ----               ----
                       EBITDA CALCULATION
              Net loss per GAAP                     $   (2,019,000)    $   (4,979,000)
                   Interest expense (net)                   90,000             54,000
                   Depreciation and amortization         4,135,000          3,933,000
                   Income taxes                             86,000             94,000
                                                    --------------     --------------
                             EBITDA                 $    2,292,000     $     (898,000)
                                                    ==============     ==============

         On a segment basis, our segments generated EBITDA levels as presented below:

      ($000)                                                                           YEAR ENDED
                                                                                   DECEMBER 31, 2005
                                                      -----------------------------------------------------------------------------
      EBITDA CALCULATION:                                                                       TOTAL
                                                       NTN ITV       NTN        SOFTWARE        HOSP.
                                                       NETWORK     WIRELESS     SOLUTIONS     TECH. DIV.     BUZZTIME       TOTAL
                                                      --------     --------      --------      --------      --------      --------
         Net income (loss) ......................     $  1,810     $    455      $ (1,673)     $    592      $ (2,611)     $ (2,019)

              Interest expense (net) ............           84           --            --            84             6            90
              Depreciation and amortization .....        3,149           68           343         3,560           575         4,135
              Income taxes ......................           86           --            --            86            --            86
                                                      --------     --------      --------      --------      --------      --------
         EBITDA .................................     $  5,129     $    523      $ (1,330)     $  4,322      $ (2,030)     $  2,292
                                                      ========     ========      ========      ========      ========      ========


      ($000)                                                                           YEAR ENDED
                                                                                   DECEMBER 31, 2004
                                                      -----------------------------------------------------------------------------
      EBITDA CALCULATION:                                                                       TOTAL
                                                       NTN ITV       NTN        SOFTWARE        HOSP.
                                                       NETWORK     WIRELESS     SOLUTIONS     TECH. DIV.     BUZZTIME       TOTAL
                                                      --------     --------      --------      --------      --------      --------

         Net income (loss) ......................     $  1,122     $    (64)     $ (2,074)     $ (1,016)     $ (3,963)     $ (4,979)

              Interest expense (net) ............           49            1            --            50             4            54
              Depreciation and amortization .....        2,881          100           392         3,373           560         3,933
              Income taxes ......................           94           --            --            94            --            94
                                                      --------     --------      --------      --------      --------      --------
         EBITDA .................................     $  4,146     $     37      $ (1,682)     $  2,501      $ (3,399)     $   (898)
                                                      ========     ========      ========      ========      ========      ========


                                                                 33

YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

         Operations for 2004 resulted in a net loss of $4,979,000 compared to a net loss of $2,711,000 for 2003.

REVENUES

    The revenues of the NTN Hospitality Technologies Division increased by $6,003,000 or 20.5%, to $35,296,000 in 2004 from $29,293,000 in 2003. 2004 included twelve months of operations of the Software Solutions segment and the NTN Canada unit while 2003 included only five months and two weeks of operations from those entities, respectively.

    For the purpose of this analysis, revenue for NTN iTV Network includes $22,000 and $18,000 of "other" revenue for 2004 and 2003, respectively, as shown on our consolidated statements of operations. The revenue contribution from the three operating segments of the division for 2004 and 2003 are shown on the following table:

                           COMPONENTS OF HOSPITALITY TECHNOLOGIES DIVISION REVENUE

                                                           2004            2003           Change
                                                           ----            ----           ------
         NTN iTV Network........................       $25,925,000     $23,024,000     $ 2,901,000
         NTN Wireless...........................         5,337,000       4,742,000         595,000
         Software Solutions.....................         4,034,000       1,527,000       2,507,000
                                                       -----------     -----------     -----------
           Total Revenue of Division............       $35,296,000     $29,293,000     $ 6,003,000
                                                       ===========     ===========     ===========

         Within the NTN iTV Network there are several revenue contributors, including our core subscription revenue, Canadian licensing revenue, installation revenue, advertising revenue and as of December 15, 2003, revenue from our Canadian operations. The primary revenue components are broken out in the following table:

                                      COMPONENTS OF NTN ITV NETWORK REVENUE

                                                           2004            2003            Change
                                                           ----            ----            ------
         Subscription Revenues..................       $20,885,000     $20,011,000     $   874,000
         Canadian License Revenue...............                --         745,000        (745,000)
         Subscription/Installation Revenue from
           Canadian Operations..................         3,644,000         167,000       3,477,000
         Advertising Revenue - United States....           602,000         868,000        (266,000)
         Advertising Revenue - Canada...........           163,000          10,000         153,000
         Installation Revenue...................           631,000       1,223,000        (592,000)
                                                       -----------     -----------     -----------
             Total NTN iTV Network..............       $25,925,000     $23,024,000     $ 2,901,000
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

         Installation revenue associated with installing new customer locations decreased $592,000, or 48.4%. This was primarily due to deferred revenue associated with prior year installations becoming fully amortized. To a lesser extent, over the past two years, we have adopted a strategy of charging new sites a lower installation fee and higher recurring monthly fees than our previous pricing in order to grow our customer base. This strategy has had the beneficial impact of increasing our subscription revenues, as noted in the above chart, but it has also reduced the amount of deferred revenue from those new sites that is recognized as installation revenue over an average customer life of three years. This trend coupled with the falloff of amortization of deferred revenue from prior years led to this lower level of installation revenue. However, we believe this move to a lower installation fee coupled with higher recurring fees has a greater long-term financial benefit to NTN. We added 184 net new domestic sites in 2004 compared to a decrease of 46 net new domestic sites in 2003. This domestic site count increase was the largest annual net addition of sites in 7 years.

         The NTN iTV Network customer site count in the United States was 3,309 at December 31, 2004. This was an increase of 184 sites from the United States site count of 3,125 as of December 31, 2003. The customer site count in Canada was 351 at December 31, 2004. This was a decrease of 49 sites from the Canadian site count of approximately 400 as of December 31, 2003.

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

OPERATING EXPENSES

DIRECT OPERATING COSTS

         Direct operating costs of services increased $1,505,000, or 13.4%, to $12,732,000 in 2004 from $11,227,000 in 2003. A significant amount of this increase was because 2004 had a full year of operations of Software Solutions compared to approximately five months in 2003 and because we operated NTN Canada for a full year in 2004 compared to two weeks in 2003. The following table compares the direct costs for each of our operating segments between 2004 and 2003:

                                                 DIRECT OPERATING COSTS

                                                                   2004              2003            Change
                                                                   ----              ----            ------
         NTN iTV Network...............................      $   7,286,000     $   6,821,000     $    465,000
         NTN Wireless..................................          3,304,000         2,952,000          352,000
         Software Solutions............................            851,000           292,000          559,000
                                                            --------------     -------------     ------------
           NTN Hospitality Technologies Division.......         11,441,000        10,065,000        1,376,000
           Buzztime....................................          1,291,000         1,162,000          129,000
                                                            --------------     -------------     ------------
             Consolidated Company......................      $  12,732,000     $  11,227,000     $  1,505,000
                                                            ==============     =============     ============

         Our direct operating costs in the NTN iTV Network increased by $465,000 in 2004. This increase was due to a $1,028,000 increase in our direct operating costs with NTN Canada. That $1,028,000 increase in Canadian direct costs was partially offset by a $563,000 decrease in domestic direct operating costs. This $563,000 decrease was primarily due to a $457,000 decrease in direct depreciation, which, in turn, was caused by an increasing level of fully depreciated broadcast equipment at our customer sites and to a $71,000 reduction of communication expenses.

         The $559,000 increase in the direct operating costs of Software Solutions largely related to the cost of goods sold associated with twelve months of operations in that segment in 2004 compared to five months in 2003. The gross margin of Software Solutions in 2004 was 78.9%, a 2.0% decrease from the 2003 gross margin of 80.9%. The gross margin decline was due to a larger hardware component as a percentage of revenue in 2004 than in 2003 and greater license expense relating to certain Microsoft products imbedded in our software. Our hardware revenues typically carry lower margins than our software revenues.

         The $352,000 increase in the NTN Wireless direct operating costs largely related to the cost of goods sold associated with the NTN Wireless revenue increase of $595,000 in 2004 noted above. The gross margin of NTN Wireless was comparable in both years with a gross margin of 38.1% in 2004 and a gross margin of 37.7% in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $6,436,000 or 35.0%, to $24,836,000 in 2004 from $18,400,000 in 2003. A great deal of this increase was because 2004 had a full year of operations of Software Solutions compared to approximately five months in 2003 and a full year of operations of NTN Canada in 2004 compared to two weeks in 2003. The following table compares the selling, general and administrative expenses for each of our operating segments between 2004 and 2003:

                            SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                                                        2004             2003             Change
                                                        ----             ----             ------
NTN iTV Network.............................        $  15,214,000    $ 12,374,000      $  2,840,000
NTN Wireless................................            1,575,000       1,617,000           (42,000)
Software Solutions..........................            5,153,000       1,802,000         3,351,000
                                                    -------------    ------------      ------------
    NTN Hospitality Technologies Division...           21,942,000      15,793,000         6,149,000
    Buzztime................................            2,894,000       2,607,000           287,000
                                                    -------------    ------------      ------------
      Consolidated Company..................        $  24,836,000    $ 18,400,000      $  6,436,000
                                                    =============    ============      ============

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

STOCK-BASED COMPENSATION EXPENSE

         Stock-based compensation expense increased by $61,000, or 26.3%, to $293,000 in 2004 compared to $232,000 in 2003. This increase largely arises from recognition of non-cash expense associated with the grants of certain deferred stock units to our executives in 2004 under the 2004 Performance Incentive Plan.

LITIGATION, LEGAL AND PROFESSIONAL FEES

         Litigation, legal and professional fees increased $810,000, or 97.5%, to $1,641,000 in 2004 compared to $831,000 in 2003. This increase relates to $369,000 of Sarbanes-Oxley-related expenses, an increase of $227,000 in legal fees related to the Long Range Systems, Inc., litigation in our Wireless segment, an increase of $67,000 in audit fees, additional legal fees for trademark registrations and generally to an increase in the scope of our business.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization not related to direct operating costs decreased $136,000, or 13.4%, to $880,000 in 2004 from $1,016,000 in 2003. The decrease was due to assets having been fully amortized during 2004.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses were $329,000 in both 2004 and 2003. Research and development expenses, which are salary expense, primarily related to projects to develop new technologies for the NTN iTV network.

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

INCOME TAXES

         For the year ended December 31, 2004, the NTN Hospitality Technologies Division had taxable income in Canada and a loss in the United States. In states where separate filing is required, the division will incur a state tax liability. As a result, NTN Hospitality Technologies Division recorded a tax provision of $94,000 in 2004. This was a $47,000 increase over the $47,000 provision for income taxes recorded in 2003.

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

         The following table reconciles our net loss per GAAP to EBITDA:

                                                            YEAR ENDED
                                                            DECEMBER 31,
                                                  -----------------------------
                                                       2004             2003
                                                       ----             ----
                    EBITDA CALCULATION

           Net loss per GAAP                      $ (4,979,000)    $ (2,711,000)
                Interest expense (net)                  54,000          233,000
                Depreciation and amortization        3,933,000        3,897,000
                Income taxes                            94,000           47,000
                                                  ------------     ------------
                          EBITDA                  $   (898,000)    $  1,466,000
                                                  =============    ============


    On a segment basis, our segments generated EBITDA levels as presented below:

      ($000)                                                                           YEAR ENDED
                                                                                   DECEMBER 31, 2004
                                                      -----------------------------------------------------------------------------
      EBITDA CALCULATION:                                                                       TOTAL
                                                       NTN ITV       NTN        SOFTWARE        HOSP.
                                                       NETWORK     WIRELESS     SOLUTIONS     TECH. DIV.     BUZZTIME       TOTAL
                                                      --------     --------      --------      --------      --------      --------
         Net income (loss) ......................     $  1,122     $    (64)     $ (2,074)     $ (1,016)     $ (3,963)     $ (4,979)

              Interest expense (net) ............           49            1            --            50             4            54
              Depreciation and amortization .....        2,881          100           392         3,373           560         3,933
              Income taxes ......................           94           --            --            94            --            94
                                                      --------     --------      --------      --------      --------      --------
         EBITDA .................................     $  4,146     $     37      $ (1,682)     $  2,501      $ (3,399)     $   (898)
                                                      ========     ========      ========      ========      ========      ========


      ($000)                                                                           YEAR ENDED
                                                                                   DECEMBER 31, 2003
                                                      -----------------------------------------------------------------------------
      EBITDA CALCULATION:                                                                       TOTAL
                                                       NTN ITV       NTN        SOFTWARE        HOSP.
                                                       NETWORK     WIRELESS     SOLUTIONS     TECH. DIV.     BUZZTIME       TOTAL
                                                      --------     --------      --------      --------      --------      --------

         Net income (loss) ......................     $  1,772     $   (171)     $   (565)     $  1,036     $ (3,747)     $ (2,711)

              Interest expense (net) ............          232            1            --           233           --           233
              Depreciation and amortization .....        3,057          138           164         3,359          538         3,897

              Income taxes ......................           47           --            --            47           --            47
                                                      --------     --------      --------      --------     --------      --------
         EBITDA .................................     $  5,108     $    (32)     $   (401)     $  4,675     $ (3,209)     $  1,466
                                                      ========     ========      ========      ========     ========      ========

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2005, we had cash and cash equivalents of $5,982,000 and working capital (current assets in excess of current liabilities) of $4,743,000 compared to cash and cash equivalents of $6,710,000 and working capital of $6,644,000 at December 31, 2004. Net cash provided by (used in) operations was $3,551,000 in 2005 and $(2,556,000) in 2004. This fluctuation in cash provided by operating activities was primarily due to a decrease in our net loss and the increase in recorded deferred revenue.

         Net cash used in investing activities was $4,576,000 in 2005 and $4,056,000 in 2004. Included in net cash used in investing activities in 2005 was approximately $3,951,000 in capital expenditures, $360,000 of software development, and $265,000 in deposits on broadcast equipment. The capital expenditure levels and related deposits on broadcast equipment increased largely due to our site count growth noted above and the process of converting our Canadian customer base to updated NTN iTV Network technology.

         Net cash provided by financing activities was $273,000 in 2005 and $10,766,000 in 2004. Included in net cash provided by financing activities in 2005 was $700,000 in borrowings on our revolving line of credit and $566,000 in proceeds from exercise of options and warrants. These cash inflows were partially offset by $620,000 in principal payments on our revolving line of credit as well as $373,000 in principal payments on our capital leases.

         Net cash provided by financing activities in 2004 included $13,001,000 from the issuance of common stock, net of issuance costs. This was partially offset by $2,548,000 in principal payments on notes payable and our revolving line of credit. Net cash provided by financing activities in 2003 included $3,712,000 of proceeds from issuance of common stock, net of offering expenses, and $1,843,000 of proceeds from the exercise of options and warrants. The $3,712,000 was raised in private offerings with Robert M. Bennett, one of our former directors, and Media General, Inc. These proceeds were partially offset by cash used in financing activities, which included $1,550,000 of net principal payments on the revolving line of credit and $216,000 of principal payments on capital leases and notes payable for VSAT equipment.

CONTRACTUAL CASH OBLIGATIONS

         Our contractual cash obligations as of December 31, 2005:

                                                               PAYMENTS DUE BY PERIOD
                                            -----------------------------------------------------------

           CONTRACTUAL OBLIGATION           LESS THAN 1 YEAR    2ND & 3RD YEARS    4TH, 5TH & 6TH YEARS    TOTAL
           ----------------------           ----------------   ----------------    --------------------   --------
           Revolving line of credit...        $    700,000        $        ---        $        ---      $   700,000
           Capital lease obligations..             524,000             383,000                 ---          907,000
           Purchase commitments.......             150,000             910,000                 ---        1,060,000
           Operating leases, net of
              subleases...............             888,000           1,706,000           2,341,000        4,935,000
                                              ------------        ------------        ------------      -----------
                Total.................        $  2,262,000        $  2,999,000        $  2,341,000      $ 7,602,000
                                              ============        ============        ============      ===========

BENNETT INVESTMENT

         On January 15, 2003, we issued and sold one million shares of restricted common stock along with fully vested warrants to purchase 500,000 shares of common stock at $1.15 per share, exercisable through January 15, 2008, through a private offering to Robert M. Bennett, one of our former directors, at a price per share of $1.00 for an aggregate amount of $1,000,000. No commissions or placement agent fees were paid in connection with the offering.

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

REVOLVING LINE OF CREDIT

         On July 16, 2003, we entered into a $1,000,000 line of credit arrangement with Pacific Mercantile Bank (PMB). Interest on the line is based on an independent index which is the highest rate on corporate loans posted by at least 75% of the 30 largest banks in the United States, known as the "Wall Street Journal's prime rate". The interest rate to be applied to the unpaid principal balance is 2% over the index. The line originally was set to mature on

July 16, 2004, and contained one financial covenant based on our cash flow coverage of the balance on the line of credit. On January 7, 2004, we amended the line of credit to extend the expiration date of the facility to February 1, 2005, and to replace the cash flow-based financial covenant with a balance sheet oriented financial covenant that limits the ratio of our debt to tangible net worth to 2:1. We were in compliance with that covenant as of December 31, 2005. The line was then amended again on February 11, 2005 to extend the expiration date of the line to February 11, 2006. The line was amended again on February 7, 2006, to extend the expiration date of the line to May 11, 2006. The line is secured by all inventories, equipment, accounts receivable and various other assets of NTN.

         Effective March 6, 2006, we signed a new one-year $2.0 million credit facility agreement with Discovery Bank. This new larger credit facility will provide for future working capital requirements.

         Prior to establishing our line of credit with PMB, we had a line of credit with Coast Business Credit (Coast) since August 1999. On February 7, 2003, Coast and its parent company, Southern Pacific Bank, were seized by the Federal Deposit Insurance Corporation (the FDIC). The FDIC then sold off the portion of Coast's loan portfolio that contained our line of credit to GF Asset Management, LLC (GF), a subsidiary of GE Capital. On July 17, 2003, we paid off our revolving line of credit with GF. The amount paid was approximately $1,411,000, which is net of a 5% settlement discount of approximately $105,000.

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

         Simultaneous with the transaction described above, we issued 666,667 shares of unregistered NTN common stock to license selected technology and content (Boxerjam games) from Media General to add additional game content to the Buzztime interactive television game channel and the Buzztime Network. The license includes a five-year exclusive interactive television license of certain intellectual property, with options to extend the license for an additional five years. In September 2003, we entered into an amendment to the Boxerjam games license with Media General pursuant to which we agreed to pay to Media General a license fee in the amount of $150,000 (or $50,000 more than the original amount of $100,000) in exchange for the unilateral right to exercise the option to extend the Boxerjam games license for an additional five years following the initial five-year term on a non-exclusive basis. Previously, that non-exclusive right was at Media General's option. The renewal license fee may be paid to Media General in shares of NTN common stock or, in the event Buzztime's common stock is publicly traded at the time of such renewal, Buzztime shall issue a number of shares of Buzztime common stock with an aggregate value of $150,000.

         We recorded both transactions at the fair value of the consideration exchanged on May 6, 2003, and utilized a third-party valuation. We used the publicly traded stock price, as of the date of the transactions, of $1.77 per share to determine the $4,720,000 fair value of the shares issued. The consideration allocated to the acquired Boxerjam game license was valued at $1.72 million and we are amortizing it over the estimated contractual life of 10 years, which assumes that we will exercise our five-year renewal option. We determined that, based on the lack of marketability of Buzztime common stock and limited convertibility into NTN common stock, the fair value of the Buzztime warrants was not material, and no allocation of fair value was made.

         On January 30, 2004, Media General invested approximately $2.0 million as one of the purchasers in the sale of 3,943,661 shares of our common stock at $3.55 per share. Media General participated on the same terms as the other investors in the financing.

BREAKAWAY INTERNATIONAL TRANSACTION

         On July 31, 2003, we acquired all of the assets and certain liabilities of Breakaway International, Inc. (Breakaway), a privately held provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $252,000 in cash, 1,292,614 shares of unregistered NTN common stock, transaction costs and the assumption of certain liabilities. We may pay additional contingent earn-out amounts in NTN common stock and/or cash over the first three years following the acquisition, provided that certain targets over the relevant trailing twelve month period for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. No earn-out amounts were earned in the first two year period following the acquisition. We also entered into employment agreements with five of the executives of Breakaway.

         Total consideration for the acquisition was $3,630,000, which consisted of 1,292,614 shares multiplied by the then publicly traded price of $2.44 per share, $252,000 in cash and $224,000 of transaction costs, plus the assumption of liabilities. To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third-party valuation analysis. This third-party analysis determined that the identified intangible assets and the related useful lives are developed technology ($781,000, six-year life), customer relationships ($1,110,000, six-year life) and non-competition agreements ($30,000, three-year life). Results of operations from the acquisition have been included in our consolidated statements of operations since August 1, 2003.

WARRANT EXERCISE

         On November 13, 2003, NorthBay Opportunities, L.P. (formerly known as BayStar Capital, L.P.) and NorthBay International Opportunities, Ltd. (formerly known as BayStar International, Ltd.) exercised warrants to purchase shares of our common stock in the amounts of 493,827 and 123,456 shares, respectively. The warrant exercise price for both firms was $1.62 per share. Those firms paid us approximately $1,000,000 on November 13, 2003, in order to exercise those warrants. These warrants were existing instruments that were issued as part of a previous financing by those firms.

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

         Total consideration for the acquisition was approximately $1,823,000, which consisted of 238,300 shares multiplied by the then publicly traded price of $3.70 per share, $233,000 in cash, the contribution of $550,000 in unpaid licensing royalties, $122,000 of transaction costs, plus the assumption of liabilities. To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third-party valuation analysis. This third-party analysis determined that the identified intangible assets and the related useful lives are customer relationships ($720,000, four-year life), trivia database ($345,000, ten-year life), interactive events software ($102,000, five-year life) and trivia software ($90,000, five-year life). NTN Canada's results of operations have been included in our consolidated statements of operations since December 15, 2003.

SALE OF SOFTWARE PRODUCTS

         On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point-of-sale software products developed and maintained by our Software Solutions segment. In accordance with the asset purchase transaction, Gary Peek terminated his position as vice president and general manager of our Software Solutions segment and immediately thereafter commenced his position with Intura to oversee business operations.

         The primary software products sold by us to Intura were Vision, Relief Manager Plus (RMP), Store Link Plus (SLP), Sell More Pizzas and other legacy products as well as a non-exclusive right to develop and market the Enterprise software. We received a non-dilutable 10% partnership interest in Intura in the transaction and will receive a royalty representing 20% of Intura's revenues during the two years after February 4, 2005, up to a maximum of $100,000. In 2005, we recorded $28,000 of such royalties. Further, Intura will provide software development maintenance services for the RMP and SLP software for two years (we continue to retain the rights to the maintenance and support revenue from legacy products).

         We engaged a third-party valuation firm to assist in determining the fair value of our 10% ownership interest in Intura. Based on this analysis, we concluded that the fair value of our investment in Intura was approximately $69,000. Additionally, based on this analysis, we considered whether this transaction resulted in any impairment of the goodwill in the Software Solutions segment and we concluded that it did not result in any such impairment. The sale of the software products, which we carried as part of our intangible assets, resulted in a one-time, non-cash charge of $276,000. That amount would have been amortized over the remaining four-year life of those assets if we had retained them.

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

FUTURE FINANCING NEEDS

         Our liquidity and capital resources, while stronger now than in recent years, remain limited, which may constrain our ability to operate and grow our business. However, cash flows from operations have increased significantly as of the third and fourth quarters of 2005.

         In 2005, we experienced the most significant increase in iTV site sales in 8 years, with 359 site sales. We believe that this sales increase can be attributed in large part to our announcement in February 2004 of the planned deployment of a wireless electronic multi-player version of the popular poker game, Texas Hold'em, on our NTN iTV Network in 2005. Additionally, we are halfway through the conversion of approximately 350 Canadian NTN iTV Network sites to our newest iTV2 technology, which allows the play of Texas Hold'em, as well as other new game content.

         On February 6, 2005, we announced the deployment of Texas Hold'em to all of our iTV2 sites, which numbered about 900 in North America. Over 2005, we have witnessed continued strong growth of sales for the NTN iTV Network. At the Nightclub and Bar Trade Show in early March 2005, which is one of our strongest trade shows, we had continued strong sales success. Each new site requires a capital investment of approximately $5,000 when connected to the NTN iTV Network via VSAT satellite technology. We believe that we have sufficient cash to operate our businesses through 2006.

         Capital requirements in 2006 will additionally depend upon two other growth initiatives. The first is the launch of our NTN iTV Network in the United Kingdom, beginning with an initial trial of 11 NTN iTV Network sites that began on March 1, 2005. We believe that a significant growth opportunity exists in the United Kingdom for our iTV product, and success in sales would require substantial capital for any level of significant deployments. The second is the intended broad distribution of the Buzztime Trivia Channel in digital cable television systems as sales efforts continue to focus on cable MSOs (the largest multiple system operators in the United States). With 8 current sites in operation, if this initiative succeeds as planned and we enter into national agreements with those cable operators, we intend to aggressively increase Buzztime sales and marketing efforts to more quickly advance our distribution within the United States market.

         A primary driver of capital use over the past three years has been the cost of deploying the VSAT technology in our NTN iTV Network. For more than 10 years, we transmitted our data through the FM(2) satellite one-way platform. In 2003, we were informed that this platform would no longer be available to us after February 2005. After considering several alternative delivery channels, we entered into equipment purchase and satellite service agreements in 2003 to convert the Network to a much higher speed, two-way VSAT (Very Small Aperture Technology) satellite technology over the two-year period ending February 2005. These agreements were with the same reseller of satellite services that provided the FM(2) satellite platform to us. The VSAT technology is more expensive than FM2, and, with our strong sales in 2005, our cash usage increased to fund the new installations.

         On January 20, 2005, after learning that the FM2 platform life was being extended, we amended our agreements with our satellite services provider to push out the expiration date on the FM2 satellite platform to February 2007 and to modify our VSAT equipment purchase and satellite service agreements. The amendments will help us in three ways: First, the modification to the equipment purchase agreement eliminates the requirement to purchase and install a specific amount of VSAT equipment. Second, the flexibility will enable us to utilize non-satellite based data transmission platforms, such as digital subscriber lines (DSL), wireless connectivity or cable modems, for customer sites where such platforms may be appropriate. We have begun installing some sites with DSL connectivity in areas that cannot be reached by VSAT, which lowers the cost of the installations by a significant amount of approximately $1,800 per site. Third, the amendment allows us to slow our rate of converting sites from the FM2 system to the new VSAT platform over the remainder of the amended FM2 satellite services agreement, which is now scheduled to end in February 2007. As of December 31, 2005, approximately 65% of our domestic sites had been converted from FM2 to DSL or VSAT. We anticipate that with the extension of FM2 sites, an increasing number of DSL installations and the revised VSAT agreement, North America installation costs overall and installation costs per site over the coming years will trend down from what was seen in 2003, 2004 and 2005.

         We acquired the NTN Canada Network assets of our Canadian licensee in December 2003. The previous owner had not converted the Canadian customer base to DITV during the 1999 to 2001 period when our domestic sites were converted, and the Canadian Network had become antiquated and was rapidly losing customers. Following the purchase, we have been in the process of upgrading the technology for all 397 active sites there. Through December 31, 2005, approximately 91% of the Canadian sites had been converted to iTV2, our newest technology platform, and connected via either VSAT or DSL communication platforms. Over the next 12 months, we plan to convert the remaining 9% of our current customer base at a cost on the order of $175,000. However, we believe that these Canadian capital expenditures will be financed through the operating cash flow we generate in Canada.

         We also have taken actions to reduce operating losses in two of our segments that produced losses in 2005, as follows:

         o Software Solutions - In February 2005, we sold the Vision Point-of-Sale product line, which had produced losses, to a new venture formed by the former president of Breakaway International. We retained a 10% ownership in that new venture.

         o NTN Wireless - This segment has been profitable in 2005. We believe this segment should produce operating profits going forward, although this segment is very competitive and its gross margins remain under pressure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 2005, we owned common stock of an Australian company that is subject to market risk. At December 31, 2005, the carrying value of this investment was $258,000, which is net of a $559,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At December 31, 2005, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $26,000 in the carrying value of the investment.

         We do not have any derivative financial instruments. Nor do we have any speculative or hedging instruments.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Index to Consolidated Financial Statements and Schedule" on page F-1 for a listing of the Consolidated Financial Statements and Schedule filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As noted in our SEC filings, we changed our independent public accountants in the third quarter 2004 from KPMG LLP (KPMG) to Haskell & White LLP. We have agreed to indemnify and hold KPMG LLP harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG's consent to the incorporation by reference of its audit report on our past financial statements into our Registration Statements on Form S-8 and Form S-3.

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

         In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

         Based on our evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that there were no material weaknesses in our disclosure controls and procedures, that, except for the material weakness disclosed in Item 9A below, and that such disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance of achieving the desired control objectives, and therefore there were no corrective actions taken.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         As of our prior fiscal year, we and our outside auditors identified one material weakness due to inadequate documentation of the design and testing of controls over relevant assertions related to certain significant accounts and disclosures. This pertains to documenting to the degree appropriate how certain controls were initiated, authorized, recorded, processed, tested or reported. In connection with our current 2005 fiscal year-end, this material weakness no longer exists due to the improved documentation regarding how controls are initiated, authorized, recorded, processed, tested and reported, provided during the 2005 evaluation.

         Throughout much of 2005, we pursued the analysis of our internal controls using significant management and staff time at all levels of the organization including the full-time use of an external consulting firm specializing in internal control documentation and testing to guide us in the process. The team reviewed, tested and documented over one hundred internal controls in our significant business cycles and processes to determine where deficiencies in the system might occur in a comprehensive evaluation as to who and/or how the control was initiated, authorized, recorded, processed, or reported.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. According to the guidelines established by INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company's internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2005. The Company's independent registered public accounting firm, Haskell & White LLP, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, which appears on page F-2 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         Except as described above, during the fiscal quarter ended December 31, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS

         The following table sets forth the members of our board of directors:

                           NAME                 AGE (1)
                  -------------------------     -------
                  Stanley B. Kinsey........       52
                  Gary Arlen...............       61
                  Kendra Berger............       39
                  Barry Bergsman...........       69
                  Robert Clasen............       61
                  Michael Fleming..........       52
                  Neal Fondren.............       47
----------
(1) As of March 1, 2006

         The following biographical information is furnished with respect to members of our board of directors:

         GARY H. ARLEN was appointed as a Director in August 1999. Mr. Arlen currently serves on the Audit Committee and Compensation Committee of the board. Since 1980, he has been president of Arlen Communications, Inc., a research and consulting firm specializing in interactive information, transactions, telecommunications and entertainment. Arlen Communications provides research and analytical services to domestic and international organizations in entertainment, media, telecommunications and Internet industries. Mr. Arlen was a founder and board member of several interactive media trade associations. He is a member of the Academy of Digital TV Pioneers and the Cable TV Pioneers.

         KENDRA BERGER has been a Director since July 2005 and was appointed Audit Committee Chairperson and financial expert at the time of appointment as director. Ms. Berger is currently the Executive Director of Finance and Controller of Stressgen Biotechnologies, Inc. and formerly was the Vice President, Finance and Controller of Discovery Partners International, Inc. Both Stressgen Biotechnologies, Inc. and Discovery Partners International, Inc. are publicly traded companies. Prior to joining Discovery Partners International, Inc. in 2001, Ms. Berger was the Chief Financial Officer of the Company. She is a licensed CPA.

         BARRY BERGSMAN has been a Director since August 1998 and was appointed independent lead director in August, 2004. Mr. Bergsman serves on the Compensation Committee and Nominating and Governance Committee of the board. He is president of Baron Enterprises, Inc., a privately owned consulting company established in 1965. As president of Intertel Communications, Inc., from 1985 to 1998, Mr. Bergsman pioneered the use of the telephone and interactive technology for promotion, entertainment and information. Prior to 1985, Mr. Bergsman was engaged in television production and syndication and was an executive with CBS. He currently serves as a director and member of the management team of Photogenesis, Inc., a private medical device and biotechnology company.

         ROBERT B. CLASEN has been a Director since November 2001. Currently he is President and CEO for Starz Entertainment Media Group, the largest provider of premium movie services in the United States providing thirteen channels of movies to multichannel television homes. He was appointed to this position in December 2004, previously serving as President of Sales and Marketing since September 2003 and President and COO since May 2004. For most of the past 10 years, Mr. Clasen has been President and CEO of Clasen Associates, an advisor to a broad range of technology and service companies who operate in the broadband, wireless and satellite sectors. In this capacity he often has served as an interim executive. In January 2002, he was appointed Acting Chairman and Chief Executive Officer of Inetcam, Inc., a privately held international streaming media management software company, where he served for five months. From September, 2002 through July, 2003, Mr. Clasen served as Interim Chief Strategy Officer and director for Path 1 Network Technologies (PNWK), a publicly traded provider of broadcast quality video over packet-based networks and he remains on the Board. During this period he also served as Chairman for Broadband Innovations and Lightwave Solutions, two San Diego companies providing components to the cable television industry. From 1999 until June 2001, Mr. Clasen served as Chairman and Chief Executive Officer of ICTV, an interactive/internet television provider. From June 2001 until December, 2001, Mr. Clasen remained as Chairman of the board at ICTV and, continued to serve as a director for ICTV until July 2003. During 1997, Mr. Clasen served as President and Chief Executive Officer of ComStream Corporation, an international provider of digital transmission solutions for voice, data, imaging, audio and video applications during the sale of the Company. Prior to 1997, Mr. Clasen held positions as President of each of Comcast International Holdings, the international division of Comcast Cable Communications, and Comcast Cable Communications, one of the country's five largest cable television companies.

         MICHAEL FLEMING was appointed a Director in November 2001. Since May 2002, he has also served as Chairman of the Board of our Buzztime Entertainment, Inc. subsidiary. Mr. Fleming serves on the Nominating and Governance Committee of the board. Mr. Fleming is currently chairman and Chief Executive Officer of the Fleming Media Group, advising a broad range of content and technology companies on interactive television, broadband, wireless and other convergent technology opportunities. He is the founder and recent past-President of Game Show Network, a satellite delivered television programming service dedicated to the world of games and game play. Mr. Fleming has held senior executive positions at Playboy Entertainment Group, ESPN, Turner Broadcasting and Warner Amex Satellite Entertainment Company. He was inducted into the Cable Pioneers in 1999.

         NEAL FONDREN was appointed as a Director in May 2003 upon consummation of the investment in NTN by Media General. Mr. Fondren serves on the Audit Committee of the board. Mr. Fondren has served as Vice President of Media General and President of Media General's Interactive Media Division since January 2001. Prior to joining Media General, Mr. Fondren was a 20-year veteran of E.W. Scripps Co., where he was vice president of new media from 1997 to 2000. Before that, he held a succession of executive-level positions in Scripps' cable television division from 1982 to 1997.

         STANLEY B. KINSEY has served as Chairman and Chief Executive Officer of NTN since October 1998, after having been appointed as a Director in November 1997. Prior to that, Mr. Kinsey served as chairman and Chief Executive Officer at IWERKS Entertainment, a high-technology entertainment company he helped co-found in 1985 until 1995, when he resigned to spend more time with his family. Before that, he left his position as senior vice president of operations and new technologies for The Walt Disney Company from 1980 to 1985 to co-found IWERKS Entertainment. From 1976 to 1978, Mr. Kinsey served as an analyst in the consulting division of Arthur Anderson & Co. (now Accenture). Mr. Kinsey received a BA in mathematics from DePauw University and an MBA from Stanford University.

AUDIT COMMITTEE

         We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee is currently comprised of three non-employee directors who each meet the independence requirements of the American Stock Exchange and SEC rules: Ms. Berger, Mr. Fondren and Mr. Arlen. The role of the Audit Committee of the Board of Directors is to assist the Board in its oversight of our financial reporting process. The primary functions of the Audit Committee are to periodically review our accounting and financial reporting and internal control policies and procedures, to recommend to the Board of Directors the firm of certified public accountants to be retained as our independent auditors, to review our policies and procedures relating to business conduct and conflicts of interest and to review our specific disclosures contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our periodic financial reports to the SEC, in addition to review of our annual audited and quarterly financial statements.

AUDIT COMMITTEE FINANCIAL EXPERT

         Ms. Berger was appointed Audit Committee Chairperson and financial expert at the time of her appointment as Director in July 2005. See "Board of Directors" for Ms. Berger's biography, including financial expert qualifications and relevant experience.

RECOMMENDATION OF DIRECTOR NOMINEES

         The Nominating and Governance Committee will consider candidates for Board membership suggested by other Board members, as well as by management and stockholders. As a stockholder, you may recommend any qualified person for consideration as a nominee for director by writing to the Nominating and Governance Committee of the Board of Directors, c/o NTN Buzztime, Inc., 5966 La Place Court, Carlsbad, California 92008. Recommendations must include the name and address of the stockholder making the recommendation, a representation that the stockholder is a holder of record of common stock, biographical information about the individual recommended and any other information the stockholder believes would be helpful to the Nominating and Governance Committee in evaluating the individual recommended. The procedures for considering candidates recommended by a stockholder for Board membership will be no different than the procedures for candidates recommended by members of the Board or by management.

EXECUTIVE OFFICERS

         The following table sets forth certain information regarding our executive officers:

                  NAME           AGE (1)                       POSITION(S) HELD
         ---------------------   -------  -------------------------------------------------------------------
         Stanley B. Kinsey....      52    Chief Executive Officer and Chairman of the Board
         V. Tyrone Lam........      44    President and Chief Operating Officer, Buzztime Entertainment, Inc.
         Andy Wrobel..........      54    Chief Financial Officer

----------
 (1) As of March 1, 2006.

         See "Board of Directors" for Mr. Kinsey's biography. The following biographical information is furnished with respect to our other executive officers:

         V. TYRONE LAM was appointed President and Chief Operating Officer of Buzztime Entertainment, Inc. in December 1999, upon incorporation of the subsidiary. Prior to his current appointment, Mr. Lam served as executive vice president of NTN, responsible for sales, marketing and operations of the NTN Network. Before joining NTN in 1994, he managed the development of iTV game and sports applications for EON Corporation, formerly known as TV Answer, a pioneer in the interactive television industry, from April 1992 until December 1994. Additionally, Mr. Lam has served in sales and marketing management positions within the PC software industry, is past chairman of the Interactive Services Association's Interactive Television Council and is an author of articles on interactive television and sales and marketing strategies.

         ANDY WROBEL was appointed Chief Financial Officer in June 2005. Mr. Wrobel has held senior executive positions over the past 20 years. He was CEO and CFO of Intecam, Inc., a video streaming software company, from 2002 to 2004 and CEO of technology company Microelectronic Packaging/Meltronix, a technology company, from 1997 to 2001. Mr. Wrobel founded Gigatek Memory Systems, Inc. in 1989 and sold it to a Samsung affiliate in the mid 1990s. Previously he held managerial positions with Texas Instruments, BASF and Carlisle MPG. He holds a graduate degree from MIT with courses from MIT Sloan School of Management.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under federal securities laws, our directors and officers and any persons holding more than 10% of our common stock are required to report their beneficial ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. We believe that, based on the written representations of our directors and officers and copies of reports filed with the Commission in 2005, our directors, officers and holders of more than 10% of our common stock complied with the requirements of Section 16(a) with the exception of Fidelity National Financial Inc.

         On November 21, 2005, Fidelity National Financial, Inc. (FNF) filed a Form 3 Initial Statement of Beneficial Ownership of Securities to report ownership, by six of its wholly- and majority-owned subsidiaries, of an aggregate 5,307,911 shares of common stock as of December 2, 2004. Subsequently, FNF filed a Schedule 13G to report that FNF became the beneficial owner of more than 5% of the common stock on August 8, 2003 and that additional purchases were made from time to time from that date through September 2005. On FNF's most recent 13G filing on February 14, 2006, FNF reported that it was the direct beneficial owner of 613,400 shares of common stock, and its reporting subsidiaries, in the aggregate, were the direct beneficial owners of an additional 6,031,211 shares; beneficial ownership of which the subsidiaries may be deemed to share with FNF.

CODE OF ETHICS

         We have adopted a Code of Ethics for Senior Financial Officers, which applies to our Chief Executive Officer and Chief Financial Officer. Our Code of Ethics for Senior Financial Officers, and other corporate governance materials and related information, are posted in the Corporate Governance section of our website at "www.ntnbuzztime.com", or you may receive copies without charge by writing to us at NTN Buzztime, Inc., 5966 La Place Court, Carlsbad, California 92008, Attention: Investor Relations.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following Summary Compensation Table shows the compensation paid or accrued as of each of the last three fiscal years to all individuals who served as our Chief Executive Officer during 2005, the two other most highly compensated executive officers who were serving as executive officers at the end of 2005 and the two most highly compensated executive officers for whom disclosure hereunder would have been required but for the fact that the individuals were not serving as executive officers at the end of 2005, whose salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                      ANNUAL COMPENSATION              LONG-TERM COMPENSATION         ALL OTHER
                                                      -------------------                       AWARDS              COMPENSATION
                                                                                                ------              ------------
                                                                                        SECURITIES UNDERLYING
                                                                                        ---------------------
                                                                                                    DEFERRED
NAME AND PRINCIPAL POSITION                     YEAR     SALARY(1)       BONUS         OPTIONS     STOCK UNITS
---------------------------                     ----     ---------       -----         -------     -----------
                                                            ($)           ($)           (#)            (#)            ($)
                                                            ---           ---           ---            ---            ---
Stanley B. Kinsey(2) ......................     2005     $389,000     $ 15,000(3)      250,000           --           --
Chief Executive Officer ...................     2004      367,000       50,000         300,000       50,000           --
   and Chairman of the Board ..............     2003      340,000       15,000         400,000           --           --

V. Tyrone Lam .............................     2005     $283,000     $ 15,000(3)       50,000           --           --
President and Chief Operating Officer .....     2004      271,000       50,000         100,000       20,000           --
  Buzztime Entertainment, Inc. ............     2003      250,000       15,000         100,000           --           --

Andy Wrobel(4) ............................     2005     $130,000     $ 20,000(5)      440,000           --           --
Chief Financial Officer ...................     2004           --           --              --           --           --
                                                2003           --           --              --           --           --

Mark deGorter(6) ..........................     2005     $249,000     $ 15,000(3)       50,000           --     $ 60,000(7)
President and Chief Operating Officer, ....     2004      271,000       15,000          40,000       20,000           --
  NTN Hospitality Technologies ............     2003      250,000       50,000         100,000           --           --

James B. Frakes(8) ........................     2005     $119,000     $ 15,000(3)       40,000           --     $109,000(7)
Chief Financial Officer ...................     2004      206,000       50,000          40,000       20,000           --
                                                2003      189,000       15,000              --           --           --

--------
(1)      Includes amounts, if any, deferred under NTN's 401(k) Plan.
(2) Mr. Kinsey waived compensation for serving as a director of NTN. Mr. Kinsey received perquisites and personal benefits that did not exceed the lesser of $50,000 or 10% of his annual salary and bonus.
(3) Represents cash bonus paid out in accordance with the performance-based bonus program as established by the Compensation Committee of the Board of Directors. Includes amounts deferred under NTN's 401(k) Plan.
(4)      Mr. Wrobel was appointed Chief Financial Officer in June 2005.
(5) Represents a one time cash bonus paid out per the Compensation Committee of the Board of Directors.
(6) Mr. deGorter served as President and Chief Operating Officer of the Company's Hospitality Technologies Division until October, 2005.
(7)      Amounts paid for severance.
(8)      Mr. Frakes served as Chief Financial Officer until June 2005.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning individual grants of stock options made during 2005 to each of the Named Executive Officers:

                                                              INDIVIDUAL GRANTS
                                    ----------------------------------------------------------------
                                    NUMBER OF    % OF TOTAL
                                    SECURITIES     OPTIONS
                                    UNDERLYING    GRANTED TO                              GRANT DATE
                                     OPTIONS     EMPLOYEES IN   EXERCISE     EXPIRATION    PRESENT
         NAME                        GRANTED     FISCAL YEAR     PRICE         DATE        VALUE(1)
         -----------------------    -----------  ------------  ---------     ----------   ----------
         Stanley B. Kinsey .....     250,000(2)     16.0%      $   1.88       06/26/15    $   1.21
         V. Tyrone Lam .........      50,000(3)      3.3           1.88       06/26/15        1.21
         Andy Wrobel ...........     440,000(4)     29.0           1.85       06/19/15        1.20
         Mark deGorter .........      50,000(5)      3.3           1.88       10/02/07        1.21
         James B. Frakes .......      40,000(5)      2.6           2.03       06/17/06        0.49

----------
*less than 1%
(1) The present value of grant on the grant date was estimated using the Black Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, risk-free interest rate of 3.73%, expected volatility of 75.67%, and expected option life of 4.8 years.
(2) Represents options granted under the NTN Communications, Inc. 2004 Performance Incentive Plan, which become fully vested and exercisable as of July 31, 2006. The options were granted to Mr. Kinsey in consideration of Mr. Kinsey's agreement to extend the term of his employment agreement through February 28, 2006. The options were priced at $1.88 per share in accordance with the terms of Mr. Kinsey's employment agreement dated June 28, 2005. Such options vest in twelve
         (12) equal monthly installments.
(3) Represents options granted under the NTN Communications, Inc. 2004 Performance Incentive Plan. Such options vest and become exercisable as to 1/12 of the total shares on the last day of each of the twelve (12) calendar months immediately following the grant date.
(4) Represents options granted under the NTN Communications, Inc. 2004 Performance Incentive Plan. Such options vest and become exercisable as to 25% of the total shares on the first anniversary of the date of grant and will become exercisable as to an additional 1/36 of the remaining shares on the last day of each of the thirty-six (36) calendar months immediately following the first anniversary of the grant date.
(5)      Options vested in full upon termination of employment.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

    The following table contains information concerning aggregated option exercises and fiscal year-end value of stock options which were unexercised at the end of 2005 with respect to each of the Named Executive Officers.

                                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                           SHARES                    UNDERLYING UNEXERCISED              IN-THE-MONEY
                                         ACQUIRED ON      VALUE    OPTIONS AT FISCAL YEAR-END    OPTIONS AT FISCAL YEAR-END(1)
                                          EXERCISE      REALIZED   ---------------------------   -----------------------------
                                            (#)            ($)                (#)                            ($)
                                            ---            ---                ---                            ---
         NAME                                                      EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
         -----------------------                                   -----------   -------------   -----------    -------------
         Stanley B  Kinsey .....             --             --      3,225,000        125,000     $1,655,500             --
         V. Tyrone Lam .........             --             --        754,584         95,416        376,530         12,895
         Andy Wrobel ...........             --             --             --        440,000             --             --
         Mark deGorter .........             --             --        610,000             --        414,800             --
         James B. Frakes .......        139,700        173,000        285,300             --        147,823             --

----------
(1) Represents the amount by which the aggregate market price on December 31, 2005 of the shares of our common stock subject to such options exceeded the respective exercise prices of such options.

DIRECTOR COMPENSATION

         Effective July 1, 2005, directors are entitled to receive an annual cash retainer in the amount of $22,000 for their services as directors. In addition, directors are entitled to participation fees for meeting attendance. In accordance with the director compensation program, each director shall be entitled to $1,200 per meeting for personal attendance, $400 per meeting for attendance via telephone and no fee shall be payable for meetings not attended. Prior to July 2005, directors received $28,800 cash compensation annually with no per meeting attendance fees.

         Directors receive additional compensation for committee service. Those directors who serve on the Audit Committee receive an additional $3,000 annually for such service, with the Audit Committee chairperson and financial expert earning $13,000 for such service. Those directors serving on our Nominating and Governance Committee each receive an additional $1,000 annually for their service; the Nominating and Governance Committee chairperson receives $3,000 annually. Those directors who serve on the Compensation Committee are each entitled to receive an additional $2,000 annually for such service, with the Compensation Committee chairperson earning $3,000 for such service. Our independent lead director receives an additional $10,000 per year for his service. In 2005, Mr. Bergsman, our independent lead director, received a one-time additional compensation payment of $10,000 in consideration for out of scope efforts and time commitment.

         Directors are also eligible for the grant of options to purchase common stock for services in their capacity as directors. Upon the date of commencement of a new director's term of service, we grant to each director options to purchase 20,000 shares of our common stock. These options are priced at the closing market price of the common stock on the date of grant. As of the date of grant, 10,000 options are fully vested and exercisable; thereafter, the remaining 10,000 options vest and become exercisable in equal installments each month immediately subsequent to the date of grant and up to the date of the next annual meeting of shareholders. Further, a director who is re-elected for an additional term of service will be granted options to purchase 20,000 shares of common stock, priced at the closing market price of the common stock on the date of our annual meeting of shareholders, subject to monthly vesting and continued service. Finally, all options granted to directors as compensation for service on the Board of Directors shall expire on the earlier of ten years from the date of grant or two years from the date the director ceases to serve on the Board of

Directors. The options provide for immediate vesting in full upon the occurrence of a change of control event.

         The director compensation program is subject to board review and renewal annually on or around the date of our annual meeting of shareholders.

EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

         On June 28, 2005, we entered into a written employment agreement with Stanley B. Kinsey, effective July 1, 2005, extending the term of Mr. Kinsey's employment through February 28, 2006. As provided by the employment agreement, Mr. Kinsey is paid a salary of $394,000 per annum through February 28, 2006, and shall be eligible to participate in our executive bonus program. We also granted Mr. Kinsey options to purchase 250,000 shares of common stock at $1.88 per share pursuant to the NTN Communications, Inc. 2004 Performance Incentive Plan. The options shall vest as to 1/12 of the total shares as of the last day of each calendar month commencing July 2005.

         In the event of a change of control, Mr. Kinsey shall be entitled to one year's additional compensation and accelerated vesting of his stock options. In addition, upon termination of the agreement by the Company, without cause or for disability, Mr. Kinsey shall be entitled to the greater of one year's additional compensation or the compensation that was to accrue during the balance of the term of employment. The agreement provides that Mr. Kinsey and the Company would attempt to negotiate an extension of the agreement by January 1, 2006.

         In December 2005, Mr. Kinsey informed the Board of Directors that he would not seek renewal of his employment contract after its expiration date of February 28, 2006. The Board is currently searching for a Chief Executive Officer, and Mr. Kinsey will remain in his position until a permanent or interim Chief Executive Officer is named.

INDEMNITY AGREEMENTS

         We have entered into indemnity agreements with each of our directors and executive officers. The indemnity agreements provide that we will indemnify these individuals under certain circumstances against certain liabilities and expenses they may incur in their capacities as our directors or officers. We believe that the use of such indemnity agreements is customary among corporations and that the terms of the indemnity agreements are reasonable and fair to us, and are in our best interests to retain experienced directors and officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         All compensation determinations for 2005 for our executive officers were made by the Board of Directors as a whole upon the recommendation of the Compensation Committee or by the Compensation Committee under authority granted to them by the Board. During 2005, Mr. Arlen and Mr. Bergsman served on the Compensation Committee. None of our directors or executive officers has served on the Board of Directors or the compensation committee of any other company or entity, any of whose officers served either on our Board of Directors or on our Compensation Committee. In connection with the investment by Media General, Inc. in 2003, we agreed to increase the size of our Board of Directors and appoint Neal F. Fondren, Vice President of Media General and President of Media General's Interactive Media Division, to fill the board seat. Media General's ability to maintain that seat on our Board of Directors is subject to Media General retaining ownership of certain percentages of the shares they purchased. Media General also received preemptive rights to purchase on a pro rata basis any new securities that NTN or our Buzztime Entertainment subsidiary may subsequently offer. The preemptive rights also are dependent upon Media General maintaining ownership of certain percentages of the shares they purchased.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 1, 2006, the number and percentage ownership of common stock by (i) all persons known to us to own beneficially more than 5% of the outstanding shares of common stock based on reports filed by each such person with the Securities and Exchange Commission;
(ii) each of our directors; (iii) each of the Named Executive Officers; and (iv) all of the Named Executive Officers and directors as a group. Beneficial ownership includes any shares which a person has the right to acquire within 60 days of March 1, 2006. Except as otherwise indicated and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares of common stock shown. Except as otherwise indicated, the address for each person is c/o NTN Buzztime, Inc., 5966 La Place Court, Carlsbad, California 92008.

                                                                 NUMBER OF SHARES
                                                                   BENEFICIALLY      PERCENT OF
         NAME                                                         OWNED        COMMON STOCK(1)
         ---------------------------------------------------     ----------------  ---------------
         Gary Arlen(2)......................................         197,110              *
         Kendra Berger(3)...................................          18,333              *
         Barry Bergsman(4)..................................         307,667              1%
         Robert B. Clasen(5)................................         116,667              *
         Michael Fleming(6).................................          96,667              *
         Neal Fondren(7)....................................           1,320              *
         Stanley B. Kinsey(8)...............................       3,408,000              6%
         Andy Wrobel........................................             ---              *
         V. Tyrone Lam(9)...................................         782,917              1%
         Mark deGorter(10)..................................         610,000              1%
         James B. Frakes(11)................................         271,300              1%
         Media General, Inc.(12)............................       3,287,334              6%
         Fidelity National Financial, Inc.(13)..............       5,326,111             10%
                                                                 -----------            ----
         All executive officers and directors of NTN as a
         Group (11 persons)(14).............................       5,867,111             10%
                                                                 -----------            ----

----------
*less than 1%
(1) Included as outstanding for purposes of this calculation are 53,951,302 shares of common stock (the amount outstanding as of March 1, 2006) plus, in the case of each particular holder, the shares of common stock subject to currently exercisable options, warrants, or other instruments exercisable for or convertible into shares of common stock (including such instruments exercisable within 60 days after March 1, 2006) held by that person, which instruments are specified by footnote. Shares issuable as part or upon exercise of outstanding options, warrants, or other instruments other than as described in the preceding sentence are not deemed to be outstanding for purposes of this calculation.
(2) Includes 196,667 shares subject to currently exercisable options held by Mr. Arlen.
(3) Includes 18,333 shares subject to currently exercisable options held by Ms. Berger.
(4) Includes 196,667 shares subject to currently exercisable options held by Mr. Bergsman.
(5) Includes 96,667 shares subject to currently exercisable options held by Mr. Clasen. Includes 20,000 owned by the Clasen Family Trust, of which Mr. Clasen is co-trustee with members of his immediate family. As co-trustee, Mr. Clasen shares voting and investment power with respect to the shares.
(6) Includes 96,667 shares subject to currently exercisable options held by Mr. Fleming.
(7) Includes 500 shares owned by Mr. Fondren as custodian for his son. Excludes shares subject to options issued to Media General for Mr. Fondren's service as director.
(8) Includes 3,308,333 shares subject to currently exercisable options and 50,000 deferred stock units held by Mr. Kinsey.
(9) Represents shares subject to currently exercisable options and deferred stock units held by Mr. Lam.
(10) Represents shares subject to currently exercisable options and deferred stock units held by Mr. deGorter.
(11) Represents shares subject to currently exercisable options held by Mr. Frakes.
(12) Includes 564,000 shares acquired January 20, 2004 in a registered public offering; 2,000,000 shares acquired pursuant to the Purchase Agreement dated May 5, 2003; 666,667 shares acquired pursuant to the Licensing Agreement dated May 7, 2003; and 56,667 shares subject to currently exercisable options issued for Mr. Fondren's service as director. The address of the principal business office of Media General, Inc. is 333 E. Franklin Street, Richmond, Virginia 23219.

(13) As disclosed in Form 3 Statement of Beneficial Ownership filed with the Securities and Exchange Commission by Fidelity National Financial, Inc.
         (FNF) on November 21, 2005, includes 1,055,330 shares owned by Security Union Title Insurance Company (Security Union); 1,057,479 shares owned by Alamo Title Insurance Company (Alamo); 1,063,702 shares owned by Chicago Title Insurance Company (CTIC); 1,084,600 shares owned by Ticor Title Insurance Company (TTIC); 903,000 shares owned by Fidelity Title Insurance Company of New York; and 162,000 shares owned by Fidelity National Title Insurance Company (FNT). Fidelity Title Insurance Company of New York merged into Fidelity National Title Insurance Company in July 2004. Alamo Title Insurance Company is a wholly-owned subsidiary of Alamo Title Holding Company. Security Union Title Insurance Company, Chicago Title Insurance Company, Alamo Title Holding Company, Ticor Title Insurance Company and Fidelity National Title Insurance Company are wholly-owned subsidiaries of Chicago Title and Trust Company, which is in turn a wholly-owned subsidiary of Fidelity National Title Group, Inc., which is in turn a majority-owned subsidiary of Fidelity National Financial, Inc. The address of the principal business office of FNF is 601 Riverside Avenue, Jacksonville, Florida 32204. The address of the principal business office of each of Security Union and TTIC is 4050 Calle Real, Santa Barbara, California 93110. The address of the principal business office of CTIC is 171 N. Clark Street, Chicago, Illinois 60601. The address of the principal business office of FNT is 17911 Von Karman, Suite 300, Irvine, California 92614. The address of the principal business office of Alamo is 10010 San Pedro, Suite 700, San Antonio, Texas 78216.
(14) Includes 5,634,218 shares subject to currently exercisable options and deferred stock units held by executive officers and directors, including those described in notes (2) through (12) above.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

    The following table sets forth as of December 31, 2005 our compensation plans authorizing us to issue equity securities and the number of securities issuable thereunder.

                                               (a)                       (b)                           (c)
                                    NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE      NUMBER OF SECURITIES REMAINING
                                    BE ISSUED UPON EXERCISE       EXERCISE PRICE OF      AVAILABLE FOR FUTURE ISSUANCE
               PLAN CATEGORY        OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,    UNDER EQUITY COMPENSATION PLANS,
                                      WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     EXCLUDING SECURITIES REFLECTED
                                                                                                  IN COLUMN (A)
            EQUITY COMPENSATION
             PLANS APPROVED BY
              SECURITY HOLDERS             11,058,000(1)                $1.49                       807,000(2)

            EQUITY COMPENSATION
           PLANS NOT APPROVED BY
              SECURITY HOLDERS              1,344,000(4)                $2.16                            --
                                       --------------                                        --------------

                   TOTAL                   12,402,000(3)                                            807,000
                                       ==============                                        ==============

----------
(1) Includes 10,558,000 shares issuable upon exercise of options and rights granted pursuant to the NTN Buzztime, Inc. 2004 Performance Incentive Plan and 500,000 shares issuable upon exercise of options granted pursuant to the NTN Communications, Inc. 1996 Special Stock Option Plan.
(2) Remaining available for grant under the NTN Buzztime, Inc. 2004 Performance Incentive Plan. No additional securities are authorized and available for grant under the NTN Communications, Inc. 1996 Special Stock Option Plan.
(3) Does not include 300,000 shares of Buzztime Entertainment, Inc. common stock available for grant under the Buzztime Entertainment, Inc. 2001 Incentive Stock Option Plan. To date, no options have been granted under the plan.
(4) The 1,344,000 shares issuable that are not pursuant to equity compensation plans approved by security holders are all pursuant to warrants granted in connection with consulting agreements with non-employees or were warrants associated with equity financings. Warrants to purchase 237,000 shares were granted in 2004, 500,000 shares were granted in 2003 and 607,000 shares were granted in 2002 or earlier. As of December 31, 2005, the range of exercise prices and the weighted-average remaining contractual life of outstanding warrants were $1.00 to $3.91 and 2 years, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS

         See "Compensation Committee Interlocks and Insider Participation" in
Item 11 - Executive Compensation.

RELATED TRANSACTIONS

         On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point-of-sale software products developed and maintained by our Software Solutions segment. Gary Peek, vice president and general manager of our Software Solutions segment, is a member of Intura Management, LLC, general partner of Intura Solutions LP. In accordance with the asset purchase transaction, Gary Peek terminated his position as vice president and general manager of our Software Solutions segment and immediately thereafter commenced his position with Intura to oversee business operations. We received a non-dilutable 10% partnership interest in Intura in the transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

PRINCIPAL ACCOUNTING FIRM FEES

         The Audit Committee has reviewed the advisability and acceptability of utilizing our external auditor Haskell & White LLP for non-audit services. In reviewing this area, the Committee focused on the ability of the external auditor to maintain independence. Based on input from management and a review of procedures established within the external audit firm, the Committee finds that it is both advisable and acceptable to employ the external auditor for certain limited non-audit services, from time-to-time. The Audit Committee reviews and approves all services to be provided by Haskell & White LLP before the firm is retained. The Audit Committee pre-approved the estimated audit fees for the fiscal year 2005 and related quarterly reviews prior to commencement of the audit services.

AUDIT FEES

         We incurred fees for the fiscal year 2005 audit and quarterly reviews in an aggregate amount of $405,000 to Haskell & White LLP, of which $90,000 was paid as of December 31, 2005.

         We incurred and paid fees for the fiscal year 2004 audit and quarterly reviews in an aggregate amount of $264,000 to Haskell & White LLP. In addition, we paid expense reimbursements of $14,000 to Haskell & White LLP.

         We incurred and paid fees for fiscal year 2004 quarterly reviews conducted, and consents provided, by our former external auditor, KPMG LLP, in an aggregate amount of $100,750.

AUDIT-RELATED FEES

         Aggregate fees billed by Haskell & White, LLP for other audit related services for fiscal year 2005 and 2004 were $17,000 and $0, respectively.

TAX FEES

         There were no aggregate fees billed and paid for tax services for fiscal years 2005 and 2004 to Haskell & White LLP. Aggregate fees billed and paid to KPMG LLP for tax services for fiscal years 2005 and 2004 were $0 and $1,000, respectively.

ALL OTHER FEES

         Aggregate fees billed and paid to Haskell & White LLP for other services for fiscal years 2005 and 2004 were $10,000 and $0, respectively.


                                     PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

         (a)      The following documents are filed as a part of this report:

                  CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE. The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the "Index to Consolidated Financial Statements and Schedule" on page F-1.

                  EXHIBITS. The following exhibits are filed as a part of this report:

   EXHIBIT NO.                             DESCRIPTION
   -----------                             -----------

      3.1     --    Amended and Restated Certificate of Incorporation of the
                    Company, as amended (4)
      3.2     --    Certificate of Designations, Rights and Preferences of
                    Series B Convertible Preferred Stock (7)
      3.3     --    Certificate of Amendment to Restated Certificate of
                    Incorporation of the Company, dated March 22, 2000 (8)
      3.4     --    Certificate of Amendment to Restated Certificate of
                    Incorporation of the Company, dated March 24, 2000 (8)
      3.5     --    By-laws of the Company (2)
      3.6     --    Certificate of Amendment to Restated Certificate of
                    Incorporation of the Company, dated May 27, 2003 (16)
      3.7     --    Certificate of Amendment to Restated Certificate of
                    Incorporation of the Company, dated October 20, 2005 (1)
      3.8     --    Certificate of Amendment to Restated Certificate of
                    Incorporation of the Company, dated December 27, 2005 (1)
      4.1     --    Specimen Common Stock Certificate (10)
      4.2*    --    Stock Option Agreement, dated October 7, 1998, by and
                    between NTN Communications, Inc. and Stanley B. Kinsey (5)
      4.3*    --    Stock Option Agreement, dated October 7, 1999, by and
                    between NTN Communications, Inc. and Stanley B. Kinsey (6)
      4.4*    --    Stock Option Agreement, dated January 26, 2001, by and
                    between NTN Communications, Inc. and Stanley B. Kinsey (12)
      4.5     --    Warrant Certificate issued January 13, 2003 by NTN
                    Communications, Inc. to Robert M. and Marjie Bennett,
                    Trustees The Bennett Family Trust dated 11-17-86 (19)
      4.6     --    NTN Investor Rights Agreement, dated May 7, 2003, by and
                    between NTN Communications, Inc. and Media General, Inc.
                    (18)
      4.7     --    Buzztime Investor Rights Agreement, dated May 7, 2003, by
                    and among NTN Communications, Inc., Buzztime Entertainment,
                    Inc. and Media General, Inc. (18)
      4.8     --    Common Stock Purchase Warrant dated May 7, 2003 issued to
                    Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (18)
      4.9     --    Form of Common Stock Purchase Warrant by and between Roth
                    Capital Partners, LLC and NTN Communications, Inc. (14)
      4.10*   --    NTN Communications, Inc. 2004 Performance Incentive Plan
                    (22)
      4.11*   --    Stock Option Agreement, dated June 28, 2005, by and
                    between NTN Communications, Inc. and Stanley B. Kinsey (1)
     10.1*    --    Employment Agreement, dated October 7, 1998, by and
                    between NTN Communications, Inc. and Stanley B. Kinsey (5)
     10.2     --    Subscription Agreement dated January 13, 2003 between NTN
                    Communications, Inc. and Robert M. and Marjie Bennett,
                    Trustees The Bennett Family Trust dated 11-17-86 (19)
     10.3     --    Scientific-Atlanta Strategic Investments, L.L.C. Notice
                    of Exchange of Buzztime Preferred Stock for NTN Common
                    Stock, dated January 16, 2003 (19)
     10.4     --    Securities Purchase Agreement dated May 5, 2003 by and
                    among NTN Communications, Inc., Buzztime Entertainment, Inc.
                    and Media General, Inc. (18)
     10.5     --    Placement Agency Agreement dated January 26, 2004 by and
                    between Roth Capital Partners, LLC and NTN Communications,
                    Inc. (14)
     10.6     --    Manufacturing Agreement, dated November 25, 1997, by and
                    between NTN Communications, Inc. and Climax Technology Co.,
                    Ltd. (9)
     10.7     --    Office Lease, dated July 17, 2000, between Prentiss
                    Properties Acquisition Partners, L.P. and NTN
                    Communications, Inc. (11)
     10.8     --    Asset Purchase Agreement dated July 30, 2003 by and among
                    NTN Software Solutions, Inc., NTN Communications, Inc.,
                    Breakaway International, Inc. and the Seller Shareholders
                    (17)
     10.9     --    Asset Purchase Agreement dated December 15, 2003 by and
                    among NTN Canada, Inc., NTN Communications, Inc., NTN
                    Interactive Network, Inc. and Chell Group Corporation (15)
     10.10*   --    Employment Agreement, dated September 9, 2004, by and
                    between NTN Communications, Inc. and Stanley B. Kinsey (20)
     10.11    --    First Amendment to Lease, dated October 4, 2005, between
                    Prentiss Properties Acquisition Partners, L.P. and NTN
                    Communications, Inc. (1)
     10.12    --    License Agreement with NTN Canada, Inc. (3)
     14.0     --    Code of Ethics for Senior Financial Officers (13)
     16.1     --    Letter, dated August 20, 2004, from KPMG to the
                    Securities and Exchange Commission regarding change in certifying accountant of NTN ( 21)

     21.1     --    Subsidiaries of Registrant (1)
     23.1     --    Consent of HASKELL & WHITE LLP (1)
     23.2     --    Consent of KPMG LLP (1)
     31       --    Certification of Officers pursuant to Rule 13a-14(a) (1)
     32       --    Certification of Officers pursuant to Rule 13a-14(b) (23)

----------

*        Management Contract or Compensatory Plan.
(1)      Filed herewith.
(2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
(3) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference.
(4) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference.
(5) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference.
(6) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
(7) Previously filed as an exhibit to NTN's report on Form 8-K dated October 31, 1997 and incorporated herein by reference.
(8) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
(9) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on March 5, 2001 and incorporated herein by reference.
(10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
(11) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference.
(12) Previously filed as an exhibit to NTN's report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference.
(13) Previously filed as an exhibit to NTN's Form 10-K dated for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(14) Previously filed as an exhibit to NTN's report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.
(15) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
(16) Previously filed as an exhibit to NTN's Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.
(17) Previously filed as an exhibit to NTN's report on Form 8-K dated July 31, 2003 and incorporated herein by reference.
(18) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
(19) Previously filed as an exhibit to NTN's Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.
(20) Previously filed as an exhibit to NTN's Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(21) Previously filed as an exhibit to NTN's report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
(22) Previously filed as an exhibit to NTN's report on Form 10-Q dated August 9, 2005 and incorporated herein by reference.
(23)     Furnished concurrently herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NTN BUZZTIME, INC.


                                               By:      /s/ Andy Wrobel
                                                   -----------------------------
                                                           Andy Wrobel
                                                     Chief Financial Officer

Dated: March 23, 2006

         KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose name appears below appoints and constitutes Stanley B. Kinsey and Andy Wrobel, and each one of them, acting individually and without the other, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any and all amendments to this Report on Form 10-K and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, and such other agencies, offices and persons as may be required by applicable law, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                            TITLE                     DATE
-----------------------------      ---------------------------    --------------

 /s/ Stanley B. Kinsey             Chief Executive Officer and    March 23, 2006
-----------------------------      Chairman of the Board
     Stanley B. Kinsey


    /s/ Gary Arlen                 Director                       March 23, 2006
-----------------------------
        Gary Arlen


   /s/ Kendra Berger               Director                       March 23, 2006
-----------------------------
       Kendra Berger


  /s/ Barry Bergsman               Director                       March 23, 2006
-----------------------------
      Barry Bergsman


  /s/ Robert B. Clasen             Director                       March 23, 2006
-----------------------------
      Robert B. Clasen


  /s/ Michael Fleming              Director                       March 23, 2006
-----------------------------
      Michael Fleming


   /s/ Neal Fondren                Director                       March 23, 2006
-----------------------------
       Neal Fondren

                       NTN BUZZTIME, INC. AND SUBSIDIARIES
              (Formerly NTN Communications, Inc. and Subsidiaries)

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                            PAGE
                                                                            ----

Reports of Independent Registered Public Accounting Firms..............     F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 2005 and
    2004...............................................................     F-4
  Consolidated Statements of Operations for the years ended
    December 31, 2005, 2004, and 2003..................................     F-5
  Consolidated Statements of Comprehensive Income (Loss)
    for the years ended December 31, 2005, 2004, and 2003..............     F-5
  Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 2005, 2004, and 2003......................     F-6
  Consolidated Statements of Cash Flows for the years ended
    December 31, 2005, 2004, and 2003..................................     F-7

  Notes to Consolidated Financial Statements...........................     F-9

Financial Statement Schedule II -- Valuation and Qualifying Accounts...     F-35

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Board of Directors
NTN Buzztime, Inc. (formerly NTN Communications, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. (formerly NTN Communications, Inc.) and Subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 2005 and 2004. We have also audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that NTN Buzztime, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2005 and 2004 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO"). Furthermore, in our opinion, NTN Buzztime, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").



                                               /s/ HASKELL & WHITE LLP

Irvine, California
March 16, 2006


                                      F-2.2

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
NTN Buzztime, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows of NTN Buzztime, Inc. (formerly NTN Communications, Inc.) for the year ended December 31, 2003. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended December 31, 2003. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of NTN Buzztime, Inc.'s (formerly NTN Communications, Inc.) operations and cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2003 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG

San Diego, California
March 15, 2004

                               NTN BUZZTIME, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS
                                   DECEMBER 31, 2005 AND 2004


ASSETS (Pledged)
                                                               2005             2004
                                                           -------------    -------------
Current Assets:
  Cash and cash equivalents ............................   $   5,982,000    $   6,710,000
  Restricted cash ......................................          69,000           66,000
  Accounts receivable, net of allowance for doubtful
   accounts of $563,000 in 2005 and $762,000 in 2004 ...       3,630,000        3,405,000
  Inventory ............................................         371,000          399,000
  Investments available-for-sale .......................         258,000          304,000
  Deposits on broadcast equipment ......................         799,000          534,000
  Deferred costs .......................................       1,118,000          960,000
  Prepaid expenses and other current assets ............         955,000        1,128,000
                                                           -------------    -------------
         Total current assets ..........................      13,182,000       13,506,000

Broadcast equipment and fixed assets, net ..............       8,085,000        6,451,000
Software development costs, net of accumulated
   amortization of $1,170,000 in 2005 and
   $993,000 in 2004 ....................................         706,000          763,000
Deferred costs .........................................       1,256,000          922,000
Goodwill ...............................................       3,658,000        3,658,000
Intangible assets, net .................................       2,946,000        4,011,000
Other assets ...........................................         185,000           77,000
                                                           -------------    -------------
         Total assets ..................................   $  30,018,000    $  29,388,000
                                                           =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable .....................................   $     725,000    $   1,590,000
  Accrued expenses .....................................       1,799,000        1,125,000
  Sales tax payable ....................................         714,000          465,000
  Accrued salaries .....................................         643,000          447,000
  Accrued vacation .....................................         619,000          635,000
  Income taxes payable .................................         147,000           93,000
  Obligations under capital leases - current portion ...         436,000          148,000
  Equipment note payable ...............................              --          620,000
  Revolving line of credit .............................         700,000               --
  Deferred revenue .....................................       2,024,000        1,448,000
  Deferred revenue-Buzztime ............................         632,000          291,000
                                                           -------------    -------------
         Total current liabilities .....................       8,439,000        6,862,000

Obligations under capital leases, excluding current
portion ................................................         366,000          123,000
Deferred revenue, excluding current portion ............         321,000          368,000
                                                           -------------    -------------
         Total liabilities .............................       9,126,000        7,353,000
                                                           -------------    -------------

Commitments and contingencies (Notes 8 and 13)

Shareholders' equity:
   Series A 10% cumulative convertible preferred stock,
    $.005 par value, $161,000 liquidation preference,
    5,000,000 shares authorized; 161,000 shares issued
    and outstanding at December 31, 2005 and December
    31, 2004 ...........................................           1,000            1,000
   Common stock, $.005 par value, 84,000,000 shares
    authorized; 53,877,000 and 53,026,000 shares issued
    and outstanding at December 31, 2005 and December
    31, 2004, respectively .............................         268,000          264,000
  Additional paid-in capital ...........................     109,860,000      109,008,000
  Accumulated deficit ..................................     (88,788,000)     (86,769,000)
  Accumulated other comprehensive loss .................        (449,000)        (469,000)
                                                           -------------    -------------
         Total shareholders' equity ....................      20,892,000       22,035,000
                                                           -------------    -------------

         Total liabilities and shareholders' equity ....   $  30,018,000    $  29,388,000
                                                           =============    =============


                   See accompanying notes to consolidated financial statements

                                              F-4





                                    NTN BUZZTIME, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                    2005            2004            2003
                                                               ------------    ------------    ------------
Revenues:
  NTN Hospitality Technologies Division revenues ...........   $ 39,384,000    $ 35,296,000    $ 29,293,000
  Buzztime service revenues ................................      1,375,000         359,000         196,000
                                                               ------------    ------------    ------------
          Total revenues ...................................     40,759,000      35,655,000      29,489,000
                                                               ------------    ------------    ------------

Operating expenses:
   Direct operating costs of services (includes
     depreciation of $3,281,000, $3,053,000, and
     $2,881,000 for 2005, 2004, and 2003, respectively).....     13,803,000      12,732,000      11,227,000
   Non-cash charge related to software product sale ........        276,000              --              --
   Selling, general and administrative .....................     25,716,000      24,836,000      18,400,000
   Litigation, legal and professional fees .................      1,415,000       1,641,000         831,000
   Stock-based compensation ................................        290,000         293,000         232,000
   Depreciation and amortization ...........................        854,000         880,000       1,016,000
   Research and development ................................        248,000         329,000         329,000
                                                               ------------    ------------    ------------
          Total operating expenses .........................     42,602,000      40,711,000      32,035,000
                                                               ------------    ------------    ------------

Operating loss .............................................     (1,843,000)     (5,056,000)     (2,546,000)

Other income (expense):
  Interest income ..........................................         95,000          98,000           5,000
  Interest expense .........................................       (185,000)       (152,000)       (238,000)
  Gain on early extinguishment of debt .....................             --              --         105,000
  Gain from litigation settlement ..........................             --         225,000              --
                                                               ------------    ------------    ------------
          Total other income (expense) .....................        (90,000)        171,000        (128,000)
                                                               ------------    ------------    ------------

Loss before income taxes and minority interest
in loss of consolidated subsidiary .........................     (1,933,000)     (4,885,000)     (2,674,000)

Provision for income taxes .................................        (86,000)        (94,000)        (47,000)

Minority interest in loss of consolidated subsidiary .......             --              --          10,000
                                                               ------------    ------------    ------------
Net loss ...................................................   $ (2,019,000)   $ (4,979,000)   $ (2,711,000)
                                                               ============    ============    ============

Net loss per common share - basic and diluted ..............   $      (0.04)   $      (0.09)   $      (0.06)

Weighted average shares outstanding -- basic and diluted ...     53,501,000      52,599,000      45,446,000



                                    NTN BUZZTIME, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                   2005            2004            2003
                                                               ------------    ------------    ------------
Net loss ...................................................   $ (2,019,000)   $ (4,979,000)   $ (2,711,000)
                                                               ------------    ------------    ------------

Other comprehensive income (loss), net of tax:
----------------------------------------------
Foreign currency translation adjustments ...................         66,000          44,000              --
Unrealized holding (loss)/gain in
      investment available for sale ........................        (46,000)        115,000          11,000
                                                               ------------    ------------    ------------
          Other comprehensive income .......................         20,000         159,000          11,000
                                                               ------------    ------------    ------------

Comprehensive loss .....................................       $ (1,999,000)   $ (4,820,000)   $ (2,700,000)
                                                               ============    ============    ============


                        See accompanying notes to consolidated financial statements



                                     NTN BUZZTIME, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                          SERIES A
                                                         CUMULATIVE
                                                        CONVERTIBLE
                                                          PREFERRED
                                                            STOCK                        COMMON STOCK
                                                -----------------------------   -----------------------------
                                                   SHARES          AMOUNT          SHARES          AMOUNT
                                                -------------   -------------   -------------   -------------
Balance, December 31, 2002 ..................         161,000   $       1,000      39,381,000   $     196,000
  Issuance of stock for exercise of
    warrants and options ....................              --              --       1,414,000           7,000
  Issuance of stock in lieu of interest .....              --              --          55,000              --
  Issuance of stock in lieu of dividends ....              --              --           6,000              --
  Issuance of stock in payment of accrued
    board compensation ......................              --              --              --              --
  Issuance of stock for acquisitions ........              --              --       1,531,000           8,000
  Convertible note payable converted to
    common stock ............................              --              --       1,569,000           8,000
  Issuance of stock in private placement,
    net of issuance costs ...................              --              --       3,667,000          18,000
  Conversion of Buzztime preferred series
    A to NTN common stock ...................              --              --       1,000,000           5,000
  Stock-based compensation ..................              --              --              --              --
  Unrealized holding gain on investments
    available for sale ......................              --              --              --              --
  Net loss ..................................              --              --              --              --
                                                -------------   -------------   -------------   -------------
Balance, December 31, 2003 ..................         161,000   $       1,000      48,623,000   $     242,000
  Issuance of stock for exercise of
    warrants and options ....................              --              --         453,000           2,000
  Issuance of stock in lieu of dividends ....              --              --           6,000              --
  Issuance of stock in public offering,
    net of issuance costs ...................              --              --       3,944,000          20,000
  Stock options granted below market ........              --              --              --              --
  Options and warrants granted to
    non-employees ...........................              --              --              --              --
  Deferred stock units granted to
    employees ...............................              --              --              --              --
  Accumulated other comprehensive loss.......              --              --              --              --
  Net loss ..................................              --              --              --              --
                                                -------------   -------------   -------------   -------------
Balance, December 31, 2004 ..................         161,000   $       1,000      53,026,000   $     264,000
  Issuance of stock for exercise of
    warrants and options ....................              --              --         842,000           4,000
  Issuance of stock in lieu of dividends ....              --              --           9,000              --
  Options and warrants granted to
    non-employees ...........................              --              --              --              --
  Deferred stock units granted to
    employees ...............................              --              --              --              --
  Accumulated other comprehensive loss ......              --              --              --              --
  Net loss ..................................              --              --              --              --
                                                -------------   -------------   -------------   -------------
Balance, December 31, 2005 ..................         161,000   $       1,000      53,877,000   $     268,000
                                                =============   =============   =============   =============
                                                                                                  (CONTINUED)

                                                     F-6a

continued on next page


continued from above

                                                NTN BUZZTIME, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                                                  ACCUMULATED
                                                 ADDITIONAL                          OTHER
                                                  PAID-IN         ACCUMULATED     COMPREHENSIVE      TREASURY
                                                  CAPITAL           DEFICIT           LOSS             STOCK            TOTAL
                                                -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2002 ..................   $  81,211,000    $ (79,079,000)   $    (639,000)   $    (210,000)   $   1,480,000
  Issuance of stock for exercise of
    warrants and options ....................       1,836,000               --               --               --        1,843,000
  Issuance of stock in lieu of interest .....          54,000               --               --               --           54,000
  Issuance of stock in lieu of dividends ....              --               --               --               --               --
  Issuance of stock in payment of accrued
    board compensation ......................        (156,000)              --               --          210,000           54,000
  Issuance of stock for acquisitions ........       4,028,000               --               --               --        4,036,000
  Convertible note payable converted to
    common stock ............................       1,992,000               --               --               --        2,000,000
  Issuance of stock in private placement,
    net of issuance costs ...................       5,451,000               --               --               --        5,469,000
  Conversion of Buzztime preferred series
    A to NTN common stock ...................         591,000               --               --               --          596,000
  Stock-based compensation ..................         232,000               --               --               --          232,000
  Unrealized holding gain on investments
    available for sale ......................              --               --           11,000               --           11,000
  Net loss ..................................              --       (2,711,000)              --               --       (2,711,000)
                                                -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2003 ..................   $  95,239,000    $ (81,790,000)   $    (628,000)   $          --    $  13,064,000
  Issuance of stock for exercise of
    warrants and options ....................         495,000               --               --               --          497,000
  Issuance of stock in lieu of dividends ....              --               --               --               --               --
  Issuance of stock in public offering,
    net of issuance costs ...................      12,981,000               --               --               --       13,001,000
  Stock options granted below market ........           2,000               --               --               --            2,000
  Options and warrants granted to
    non-employees ...........................         151,000               --               --               --          151,000
  Deferred stock units granted to
    employees ...............................         140,000               --               --               --          140,000
  Accumulated other comprehensive loss.......              --               --          159,000               --          159,000
  Net loss ..................................              --       (4,979,000)              --               --       (4,979,000)
                                                -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2004 ..................   $ 109,008,000    $ (86,769,000)   $    (469,000)              --    $  22,035,000
  Issuance of stock for exercise of Warrants,
    options and deferred stock units ........         562,000               --               --               --          566,000
  Issuance of stock in lieu of dividends ....              --               --               --               --               --
  Options and warrants granted to
    non-employees ...........................          78,000               --               --               --           78,000
  Deferred stock units granted to
    employees ...............................         212,000               --               --               --          212,000
  Accumulated other comprehensive loss ......              --               --           20,000               --           20,000
  Net loss ..................................              --       (2,019,000)              --               --       (2,019,000)
                                                -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2005 ..................   $ 109,860,000    $ (88,788,000)   $    (449,000)   $          --    $  20,892,000
                                                =============    =============    =============    =============    =============


                                    See accompanying notes to consolidated financial statements

                                                               F-6b






                                       NTN BUZZTIME, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                                     2005              2004              2003
                                                                 ------------      ------------      ------------

Cash flows provided by (used in) operating activities:
  Net loss .................................................     $ (2,019,000)     $ (4,979,000)     $ (2,711,000)
  Adjustments to reconcile net loss to net cash
   provided by operating activities (net of
   effects of acquisitions):
     Depreciation and amortization .........................        4,135,000         3,933,000         3,897,000
     Provision for doubtful accounts .......................          801,000           436,000           243,000
     Provision for obsolete inventory ......................               --           (16,000)               --
     Provision for warranty reserve ........................               --            17,000                --
     Gain on early extinguishment of debt ..................               --                --          (105,000)
     Loss from disposition of equipment and
       capitalized software ................................          230,000           164,000            81,000
     Stock-based compensation charges ......................          290,000           293,000           232,000
     Non-cash charge related to software product sale ......          276,000                --                --
     Non-cash interest expense .............................               --                --            14,000
     Accreted interest expense .............................               --                --             3,000
     Minority interest in loss of subsidiary ...............               --                --           (10,000)
     Changes in assets and liabilities:
         Restricted cash ...................................               --           (66,000)          102,000
         Accounts receivable ...............................         (990,000)       (1,482,000)         (536,000)
         Inventory .........................................           28,000            21,000          (128,000)
         Prepaid expenses and other assets .................          190,000          (383,000)         (128,000)
         Accounts payable and accrued expenses .............          226,000           219,000           764,000
         Income taxes payable ..............................           54,000            13,000             9,000
         Deferred costs ....................................         (494,000)         (883,000)         (136,000)
         Deferred revenue ..................................          875,000           157,000          (493,000)
         Deferred tax asset ................................          (39,000)               --                --
                                                                 ------------      ------------      ------------

          Net cash provided by (used in)
            operating activities ...........................        3,551,000        (2,556,000)        1,098,000
                                                                 ------------      ------------      ------------

Cash flows used in investing activities:
  Capital expenditures .....................................       (3,951,000)       (2,986,000)       (1,664,000)
  Software development expenditures ........................         (360,000)         (476,000)         (371,000)
  Deposits on broadcast equipment ..........................         (265,000)         (492,000)          (34,000)
  Acquisition of businesses, net of cash acquired ..........               --          (102,000)         (892,000)
                                                                 ------------      ------------      ------------

          Net cash used in investing activities ............       (4,576,000)       (4,056,000)       (2,961,000)
                                                                 ------------      ------------      ------------

Cash flows provided by (used in) financing activities:
  Principal payments on capital leases .....................         (373,000)         (184,000)         (216,000)
  Borrowings from revolving line of credit .................          700,000                --        16,631,000
  Principal payments on note payable and
    revolving line of credit ...............................         (620,000)       (2,548,000)      (18,181,000)
  Proceeds from issuance of common stock, net of
    issuance costs .........................................               --        13,001,000         3,712,000
  Proceeds from exercise of warrants and options ...........          566,000           497,000         1,843,000
                                                                 ------------      ------------      ------------

          Net cash provided by financing activities ........          273,000        10,766,000         3,789,000
                                                                 ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents .......         (752,000)        4,154,000         1,926,000
                                                                 ------------      ------------      ------------

Effect of exchange rate on cash ............................           24,000            53,000                --
                                                                 ------------      ------------      ------------

Cash and cash equivalents at beginning of year .............        6,710,000         2,503,000           577,000
                                                                 ------------      ------------      ------------

Cash and cash equivalents at end of year ...................     $  5,982,000      $  6,710,000      $  2,503,000
                                                                 ============      ============      ============


                                                       F-7





                                          NTN BUZZTIME, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                                                2005           2004            2003
                                                                             ----------     ----------     -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest ..........................................................     $  185,000     $  152,000     $   223,000
                                                                             ==========     ==========     ===========
     Income taxes ......................................................     $   98,000     $   57,000     $    38,000
                                                                             ==========     ==========     ===========

Supplemental disclosure of non-cash investing and financing activities:
  Issuance of common stock in payment of interest ......................     $       --     $       --     $    54,000
                                                                             ==========     ==========     ===========
  Issuance of treasury stock in payment of board compensation ..........     $       --     $       --     $    54,000
                                                                             ==========     ==========     ===========
  Equipment acquired under capital leases and notes payable ............     $  906,000     $2,003,000     $   744,000
                                                                             ==========     ==========     ===========
  Convertible notes exchanged for common stock .........................     $       --     $       --     $ 2,000,000
                                                                             ==========     ==========     ===========
  Conversion of Buzztime preferred series A into common stock ..........     $       --     $       --     $   596,000
                                                                             ==========     ==========     ===========
  Unrealized holding gain/(loss) on investments available for sale .....     $   46,000     $  115,000     $    11,000
                                                                             ==========     ==========     ===========
  Issuance of common stock for licensed technology .....................     $       --     $       --     $ 1,720,000
                                                                             ==========     ==========     ===========
  Issuance of common stock in payment of dividends .....................     $    9,000     $   16,000     $    16,000
                                                                             ==========     ==========     ===========
  Investment in limited partnership ....................................     $   69,000     $       --     $        --
                                                                             ==========     ==========     ===========

Supplemental non-cash disclosure of acquisition of businesses:
   Accounts receivable (net) ...........................................     $       --     $       --     $    18,000
   Inventory ...........................................................             --             --          35,000
   Prepaid expenses ....................................................             --             --          50,000
   Fixed assets ........................................................             --             --         151,000
   Goodwill and intangibles ............................................             --         25,000       6,301,000
   Accounts payable and accrued liabilities ............................             --             --      (1,155,000)
   Deferred revenue ....................................................             --             --        (587,000)
   Capital lease obligations ...........................................             --             --         (44,000)
   Common stock issued .................................................             --             --      (4,036,000)


                              See accompanying notes to consolidated financial statements

                                                          F-8

                       NTN BUZZTIME, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         We develop and distribute interactive communications and entertainment products for the home and for the hospitality industry. Our reportable segments have been determined based on the nature of the services offered to customers, which include the Buzztime segment, the NTN Interactive Television Network (NTN iTV Network), NTN Wireless and NTN Software Solutions segments, which combine to form the NTN Hospitality Technologies Division. NTN Hospitality Technologies revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry. Additional revenue is derived from advertising sold for distribution via the interactive entertainment service, from its wireless business with restaurant on-site paging systems and from its hardware and software enterprise solutions. Buzztime, our wholly-owned subsidiary formed in December 1999, owns the exclusive rights to one of the largest known digital trivia game show libraries and many unique Play Along TV sports games. Buzztime's mission is to deploy our interactive games in the home through digital cable television.

BASIS OF ACCOUNTING PRESENTATION

         The consolidated financial statements include the accounts of NTN Buzztime, Inc. (NTN) and its wholly owned subsidiaries, IWN Inc. (IWN), IWN, L.P., Buzztime, NTN Canada, Inc., NTN Software Solutions, Inc. and NTN Wireless Communications, Inc. (collectively NTN or the Company). IWN and IWN, L.P. are dormant subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, references to "NTN", "we", "us" and "our" include NTN and its consolidated subsidiaries.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, financing operations, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         o We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on SEC Staff Accounting Bulletin (SAB) 104, REVENUE RECOGNITION, we amortize these amounts over an estimated three-year average life of a customer relationship.

         o We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices, VSAT satellite dishes and associated electronics and the computers located at our customer sites. The Playmakers are depreciated over a four-year life, VSAT dishes and associated electronics over a four-year life and the computers over a three-year life. The depreciable life of these assets was determined based on their estimated useful life, which considers anticipated technology changes. If our Playmakers, VSAT dishes and associated electronics and the computers turn out to have longer lives, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers, VSAT dishes and associated electronics and the computers turn out to have shorter lives, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

         o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We reserve for all accounts that have suspended or terminated our NTN iTV Network services, all auto debit customers with balances that are greater than 60 days past due, plus 3% of all outstanding balances for iTV customers and 5% of outstanding balances for NTN Wireless and Software Solutions' customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         o We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value, based on assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those we have projected, additional inventory write-downs may be required

         o Revenues from sales of software generally contain multiple elements, and are recorded in accordance with Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer's location, the fee is fixed or determinable and collection is probable, provided that vendor specific evidence exists for any undelivered elements, namely annual support and maintenance. Along with the basic software license, our customers have the option to elect post contract support (PCS) for an additional fee, which is based on a stipulated percentage of the license fee. PCS consists of technical support as well as unspecified software upgrades and releases when and if made available by us during the term of the support period.

                  If, at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If, at the outset of an arrangement, we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or when payment is received. If an arrangement allows for customer acceptance, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

                  Revenue from development services consists of customizations and, therefore, we recognize revenue from development services as the services are performed under the agreements. We recognize revenues from PCS, such as maintenance, on a straight-line basis over the term of the contract.

                  Additionally, we provide consulting and training services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services are generally recognized as the services are performed.

         o We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At December 31, 2005, the combined net amount of $6,604,000 of goodwill and intangible assets represented 22.0% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. As of January 1, 2002, we adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

                  We performed our annual test for goodwill impairment for Software Solutions and NTN Canada, Inc., as of September 30, 2005, and for NTN Wireless as of December 31, 2005, and concluded that there was no indication of impairment. We retained a third-party valuation firm to assist in calculating fair values. The analysis was based on consideration of (1) the market value of comparable publicly traded companies; (2) the market value of similar companies involved in business combinations; and (3) an income approach of discounting the projected cash flows of operations. The projections of those units involved a number of assumptions and estimates, including revenue growth and operating margins, which we believe are reasonable based on existing operations and prospective business opportunities. We completed our evaluation and concluded that goodwill was not impaired as the fair values exceeded carrying values, including goodwill. The amount of goodwill as of December 31, 2005 was $3,658,000. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

                  We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

         o SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, SEC SAB 59, ACCOUNTING FOR NONCURRENT MARKETABLE EQUITY SECURITIES, and EITF 03-01, OTHER THAN TEMPORARY IMPAIRMENTS, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook for, the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

         We do not have any of the following:

         o Off-balance sheet arrangements except for purchase orders, purchase commitments and operating leases;

         o Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

         o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in Note 16 - Related Parties or in Note 21 - Subsequent Events, or which are immaterial.

         ASSESSMENTS OF FUNCTIONAL CURRENCIES. The United States dollar is our functional currency, except for our operations in Canada and the United Kingdom.

CASH AND CASH EQUIVALENTS

         For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2005, and 2004 consist primarily of investments in short term debt instruments of United States government agencies and money market accounts.

RESTRICTED CASH

         The restricted cash balance at December 31, 2005, represents cash invested in an interest bearing restricted account at a Canadian bank that collateralizes a letter of credit issued by that bank in favor of the landlord of our Canadian office.

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

REVENUE RECOGNITION

         We recognize revenue from three sources: NTN Hospitality Technologies Division, Buzztime service revenues and other sources. Revenue is not recognized until collectibility of fees is reasonably assured. To the extent our arrangements contain multiple deliverables, we evaluate the criteria in EITF Issue No. 00-21 to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and there must exist objective and reliable evidence of fair value for any undelivered elements. Our arrangements for the transmission of the NTN iTV Network contain two deliverables: the installation of our equipment for which we receive an upfront fee, and the transmission of our network content for which we receive monthly broadcast fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis of 36 months, the estimated life of the customer relationship. Installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets. In addition, the direct expenses of the installation, setup and training are deferred and amortized on a straight-line basis over 36 months, and are classified as deferred costs on the accompanying consolidated balance sheets.

         Revenues from NTN iTV Network are generated primarily from distributing content and advertising. Revenues generated from transmitting content to subscriber locations is recognized ratably over the contract term as the content is broadcast 15 hours a day, seven days a week. Consistent with the terms of advertising agreements, advertising is aired a specified number of times per hour everyday and, therefore, revenues are recognized ratably over the contract term. Included in the revenue reported for NTN iTV Network are amounts earned under a previous license agreement with our Canadian licensee, which operated approximately 350 hospitality locations. Revenue under this license agreement was recognized on a monthly basis as broadcast content was aired. We acquired the operations of our Canadian licensee on December 15, 2003 (see Note 15 - Acquisitions).

         Revenues from NTN Wireless consist primarily of sales of wireless paging equipment and are recognized upon the shipment of equipment to the customer.

         Revenues from Software Solutions are recognized in accordance with Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer's location, the fee is fixed or determinable and collection is probable - provided that vendor specific evidence exists for any undelivered elements, namely annual support and maintenance. Along with the basic software license, our customers are provided post-contract support (PCS) for an additional fee, which is based on a stipulated percentage of the license fee. PCS consists of technical support as well as unspecified software upgrades and releases when and if made available by us during the term of the support period.

         If, at the outset of an arrangement, we determine that the arrangement fee is not fixed or determinable, revenue is deferred until the arrangement fee becomes due. If, at the outset of an arrangement, we determine that collectibility is not probable, revenue is deferred until the earlier of when collectibility becomes probable or when payment is received. If an arrangement allows for customer acceptance, revenue is not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period.

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

         Amortization expense for software development costs was $283,000, $597,000 and $284,000 in 2005, 2004 and 2003, respectively.

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

         The per share weighted-average fair value of stock options granted during 2005, 2004, and 2003 was $1.059, $1.874 and $1.106, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005 - dividend yield of 0%, risk-free interest rate of 3.99%, expected volatility of 71.9%, and expected life of 4.80 years; 2004 - dividend yield of 0%, risk-free interest rate of 3.24%, expected volatility of 93.9%, and expected life of 4.73 years; and 2003 - dividend yield of 0%, risk-free interest rate of 2.86%, expected volatility of 113.17%, and expected life of 4.58 years. In compliance with APB No. 25, we expensed $0, $2,000, and $6,000 in 2005, 2004, and 2003, respectively, associated with the grants of 600,000 options in 1999 below market value pursuant to the Option Plan. No options were granted below market value in 2005, 2004, and 2003 pursuant to the Option Plan.

         We apply APB Opinion No. 25 and related interpretations in accounting for our stock option plans. Accordingly, no compensation cost has been recognized in the consolidated financial statements for the issuance of options to employees pursuant to the Special Plan and the Option Plan unless the grants were issued with exercise prices below market value. Had compensation cost related to employees for our stock-based compensation plans been determined consistent with SFAS No. 123 as amended by SFAS No. 148, our net loss and net loss per share applicable to common stock would have been increased to the pro forma amounts indicated below:

                                                               2005            2004             2003
                                                           -----------      -----------      -----------
         Net loss as reported ........................     $(2,019,000)     $(4,979,000)     $(2,711,000)
         Add:  stock-based employee compensation
             expense included in reported net
             loss, net of related tax effects ........              --            2,000            6,000
         Deduct: stock-based employee
             compensation expense, net of ............      (1,776,000)      (1,523,000)      (1,284,000)
                                                           -----------      -----------      -----------
             related tax effects
         Pro forma ...................................     $(3,795,000)     $(6,500,000)     $(3,989,000)
                                                           ===========      ===========      ===========

         Basic and diluted net loss per share
           as reported ...............................     $     (0.04)     $     (0.09)     $     (0.06)

         Pro forma ...................................     $     (0.07)     $     (0.12)     $     (0.09)

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

GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Amortization expense for intangible assets was $756,000, $842,000 and $406,000 in 2005, 2004 and 2003, respectively.

         As of December 31, 2005, intangible assets were comprised of the following:

                                                                                ACCUMULATED
                                                                 COST           AMORTIZATION           NET
                                                           --------------     --------------    --------------
                Customer relationships................     $    1,980,000     $      974,000    $    1,006,000
                License agreements....................          1,720,000            452,000         1,268,000
                Developed technology..................            619,000            246,000           373,000
                Trivia database.......................            345,000             72,000           273,000
                Non-competition agreements............             15,000             12,000             3,000
                Employment agreements.................            140,000            140,000               ---
                Trademarks............................            149,000            126,000            23,000
                                                           --------------     --------------    --------------
                         Total........................     $    4,968,000     $    2,022,000    $    2,946,000
                                                           ==============     ==============    ==============

         As of December 31, 2004, intangible assets were comprised of the following:

                                                                                ACCUMULATED
                                                                 COST           AMORTIZATION           NET
                                                           --------------     --------------    --------------
                Customer relationships................     $    1,980,000     $      587,000    $    1,393,000
                License agreements....................          1,739,000            298,000         1,441,000
                Developed technology..................          1,047,000            232,000           815,000
                Trivia database.......................            345,000             36,000           309,000
                Non-competition agreements............             30,000             14,000            16,000
                Employment agreements.................            140,000            140,000                --
                Trademarks............................            149,000            112,000            37,000
                                                           --------------     --------------    --------------
                         Total........................     $    5,430,000     $    1,419,000    $    4,011,000
                                                           ==============     ==============    ==============

         The estimated aggregate amortization expense relating to our intangible assets for each of the five succeeding years is as follows:

    Year                                         2006            2007           2008          2009           2010
    ---------------------------------------------------------------------------------------------------------------
    Estimated aggregate amortization expense    $725,000        $679,000      $487,000      $348,000       $208,000

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

INVESTMENTS AVAILABLE-FOR-SALE

         Investment securities consist of equity securities, which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value and unrealized holding gains and losses are excluded from earnings and are reported as a separate component of comprehensive income until realized (see Note 17 - Accumulated Other Comprehensive Loss). Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. Any resulting impairment is charged to operations and a new cost basis for the security is established.

         The one investment available-for-sale that we hold is a 2,518,260 share investment in our Australian licensee, eBet Limited (eBet - an Australian gaming technology corporation). Our cost basis in the eBet shares is AUD$0.50 per share. Our initial investment in 1999 was for 4,000,000 shares and at various points in 2000, we sold 1,481,740 eBet shares, leaving our existing holding of 2,518,260 shares, which represents less than 1.2% of eBet's current shares outstanding.

         eBet develops and markets a range of networked solutions for gaming machines. It is one of the world's largest gaming systems companies with more than 450 customers who collectively operate more than 40,000 gaming machines. Its card-based cashless gaming systems, player tracking and loyalty systems and data management solutions are installed in leading gaming venues in Australia, New Zealand, the Philippines, Russia and Singapore.

         eBet's stock price has traded below our cost of AUD$0.50 since September 2000. At December 31, 2005, eBet's stock traded at AUD$0.14, which, when combined with the AUD/USD exchange rate, represents an unrealized loss of approximately USD$559,000. This amount has been recorded as accumulated other comprehensive loss on our consolidated balance sheet. As of March 1, 2006, eBet's stock price closed at AUD$0.14 on the Australian Stock Exchange. We believe that eBet's stock fell late in 2000 along with many internet technology companies in the worldwide post-internet "bubble." We believe that the impairment of our investment in eBet is temporary.

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

RESEARCH AND DEVELOPMENT AND ADVERTISING

         Research and development costs and marketing-related advertising costs are expensed as incurred. Research and development costs amounted to $248,000, $329,000 and $329,000 in 2005, 2004 and 2003, respectively. Marketing-related advertising costs amounted to $1,967,000, $1,575,000 and $1,316,000 in 2005,
2004 and 2003, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

CONCENTRATION OF CREDIT RISK

         Cash and cash equivalents - At times, our cash balances held in financial institutions are in excess of federally insured limits. We perform periodic evaluations of the relative credit standing of financial institutions and limit the amount of risk by selecting financial institutions with a strong relative credit standing.

         In our NTN iTV Network segment, which represented 72% of our overall revenues in 2005, we provide services to group viewing locations, generally restaurants, sports bars and lounges throughout North America. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different geographies. We perform ongoing credit evaluations of our customers and generally require no collateral. We maintain an allowance for doubtful accounts to provide for credit losses.

BASIC AND DILUTED EARNINGS PER COMMON SHARE

         We compute basic and diluted earnings per share in accordance with SFAS No. 128, EARNINGS PER SHARE. Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in our earnings. Options, warrants, convertible preferred stock, deferred stock units and convertible notes representing approximately 12,402,000, 12,384,000 and 11,453,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2005, 2004 and 2003, respectively, as their effect is anti-dilutive.

RECLASSIFICATIONS

         We have reclassified Other Revenues as NTN Hospitality Technologies Division revenues in the 2003 and 2004 consolidated financial statements to conform to the 2005 presentation. In addition, depreciation expense related to the Canada and Software Solutions businesses in 2003 and 2004 was reclassified from "Depreciation and amortization expense" into "Direct operating costs of services" on the Consolidated Statements of Operations to conform to the 2005 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4. This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The adoption of SFAS No. 151 is not expected to have a material effect on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT, which revises SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS No. 123R supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and amends SFAS No. 95, STATEMENT OF CASH FLOWS. This Statement requires that entities measure the cost of equity-based service awards based on the grant date fair value of the award. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. SFAS No. 123R is effective for the first annual reporting period after June 15, 2005. We will adopt this Statement effective January 1, 2006.

         SFAS No. 123R allows public companies to adopt its requirement using one of the following transition methods: (a) a modified prospective method in which compensation cost for all share-based payments granted after the effective date is recognized based on the requirements of SFAS No. 123R and compensation costs for all awards granted to employees prior to the effective date that are unvested as of the effective date of SFAS No. 123R are recognized based on SFAS No. 123; or (b) a modified retrospective method which includes the requirements of the modified prospective method and also permits entities to restate prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized in its SFAS No. 123 pro forma disclosures. We will be adopting SFAS No. 123R using the modified prospective method.

         We estimate that 2006 operating results will be reduced by additional non-cash compensation expense of approximately $1,800,000, similar to the pro forma amount for 2005 due to the adoption of this Standard. The actual impact of adopting SFAS No. 123R in 2006 could differ from this estimate depending on the number and timing of options granted during 2006, as well as their vesting period and vesting criteria. Our assessment is based on the Black-Scholes option-pricing model and is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price, employee's stock option exercise behaviors and interest rates. As such, actual stock option expense may differ materially from this estimate.

         In November 2005, the FASB issued Staff Position No. FAS 115-1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS ("FSP 115-1"). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. We do not believe that this will have a material effect on our consolidated financial statements.

(2) BROADCAST EQUIPMENT AND FIXED ASSETS

         Broadcast equipment and fixed assets are recorded at cost and consist of the following:

                                                                 2005              2004
                                                             ------------      ------------
         Broadcast equipment ...........................     $ 18,510,000      $ 15,139,000
         Furniture and fixtures ........................          872,000           745,000
         Machinery and equipment .......................       10,359,000         9,840,000
         Leasehold improvements ........................        1,276,000           978,000

         Equipment under capital lease:
         ------------------------------
           Broadcast equipment .........................          712,000         1,127,000
           Machinery and equipment .....................        1,733,000         1,715,000
           Other equipment .............................           22,000           108,000
                                                             ------------      ------------
                                                               33,484,000        29,652,000
         Accumulated depreciation and amortization .....      (25,399,000)      (23,201,000)
                                                             ------------      ------------
                                                             $  8,085,000      $  6,451,000
                                                             ============      ============

(3) COMMON STOCK OPTIONS, WARRANTS AND DEFERRED STOCK UNITS

OPTIONS

         We have two active stock option plans. The 2004 Performance Incentive Plan (the 2004 Plan) was approved by our shareholders in September 2004 in a Special Meeting of Shareholders (Special Meeting). Our previous plan (the 1995
Plan) had approximately 77,000 options available for grant in September 2004. As noted in our Proxy for the Special Meeting, the number of shares of common stock that remained available for award grants under the 1995 Plan immediately prior to the Special Meeting became available for award grants under the 2004 Plan. Under the 2004 Plan, options for the purchase of our common stock or other instruments such as deferred stock units may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options, and generally vest over four years. At its discretion, the Board of Directors can authorize acceleration of vesting periods. Options under both the 1995 Plan and the 2004 Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the 2004 Plan as of December 31, 2005 was 2,577,000. As of the effective date of the 2004 Plan, a total of 9,946,000 shares of common stock were then subject to outstanding awards granted under the 1995 Plan and any such awards that expire, are cancelled or otherwise terminate after will also be available for award grant purposes under the 2004 Plan.

         In addition, we have issued options pursuant to a Special Stock Option Plan (Special Plan). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares issued and outstanding under the Special Plan as of December 31, 2005 is 500,000.

         On May 31, 2001, Buzztime adopted an incentive stock option plan. Pursuant to the option plan, Buzztime may grant options to purchase Buzztime common stock, subject to applicable share limits, upon terms and conditions specified in the plan. There are 300,000 shares authorized under this plan. To date, no options have been granted under the plan.

         A summary of stock option activity during 2005, 2004 and 2003 is as follows:

                                                           SPECIAL PLAN                   OPTION PLAN
                                                 ------------------------------- -------------------------------
                                                                WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                                     SHARES      EXERCISE PRICE     SHARES       EXERCISE PRICE
                                                     ------      --------------     ------       --------------
         OUTSTANDING DECEMBER 31, 2002 .....         500,000       $   2.81        7,712,000        $   1.26
           Granted .........................              --          --           2,311,000            1.43
           Exercised .......................              --          --            (643,000)           1.14
           Cancelled .......................              --          --            (206,000)           1.18
                                                 -----------       --------      -----------        --------
         OUTSTANDING DECEMBER 31, 2003 .....         500,000       $   2.81        9,174,000        $   1.31
           Granted .........................              --          --           1,221,000            2.53
           Exercised .......................              --          --            (384,000)           1.07
           Cancelled .......................              --          --            (218,000)           1.85
                                                 -----------       --------      -----------        --------
         OUTSTANDING DECEMBER 31, 2004 .....         500,000       $   2.81        9,793,000        $   1.46
           Granted .........................              --          --           1,525,000            1.70
           Exercised .......................              --          --            (479,000)           0.91
           Cancelled .......................              --          --            (411,000)           2.20
                                                 -----------       --------      -----------        --------
         OUTSTANDING DECEMBER 31, 2005 .....         500,000       $   2.81       10,428,000        $   1.49
                                                 ===========       ========      ===========        ========




         A summary of options outstanding and exercisable by exercise price range at December 31, 2005, is as follows:

                                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                 -----------------------------------------------   --------------------------------
                                              WEIGHTED AVERAGE
                  RANGE OF         NUMBER        REMAINING      WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
               EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
               ---------------   -----------  ----------------   --------------     -----------     --------------
                  Special Plan:
                          $2.81     500,000        1 year             $ 2.81           500,000           $ 2.81
                                 ==========                                        ===========

                   Option Plan:
                    $0.45-$1.50   6,432,000       5 years             $ 0.95         5,752,000           $ 0.91
                    $1.51-$3.00   3,776,000       6 years             $ 2.31         2,503,000           $ 2.43
                    $3.01-$4.94     220,000       6 years             $ 3.30           138,000           $ 3.38
                                 ----------                                        -----------
                                  10,428,000                                         8,393,000
                                 ===========                                       ===========

DEFERRED STOCK UNITS

         In 2004, we granted 150,000 deferred stock units to certain employees. These grants of stock units will be paid in an equal number of shares of common stock on the vesting date of the award, subject to any deferred payment date that the holder may elect. A stock unit award will be paid only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date, subject to accelerated vesting in certain circumstances. The measurement date for these initial stock unit grants was the September 30, 2004 date of the Special Meeting of Stockholders. Since the deferred stock units are to be paid in an equal number of shares of common stock without any kind of offsetting payment by the employee, the measurement of cost was based on the quoted market price of the stock at the measurement date, which was $2.60.

The company recognized non-cash compensation expense of $213,000 and $140,000 for the years ended December 31, 2005 and 2004, respectively. There were 20,000 and zero deferred stock units exercised in 2005 and 2004, respectively.

WARRANTS

    In 2005, 2004 and 2003, we granted 0, 236,000 and 514,000 warrants to non-employees, respectively. The warrant issued in 2004 was an underwriter's warrant that was issued to Roth Capital Partners, LLC in connection with our public offering in January 2004 and was valued at approximately $655,000. Since that warrant was issued in connection with the public offering, the cost of this warrant was accounted for as a deduction from equity. We expensed zero dollars in 2005 and 2004, and $226,000 in 2003 for the grant of these warrants.

         The following summarizes warrant activity during 2005, 2004 and 2003:

                                                    OUTSTANDING   WEIGHTED AVERAGE
                                                      WARRANTS     EXERCISE PRICES
                                                      --------     ---------------
         DECEMBER 31, 2002......................     2,062,000          $ 1.68
           Granted..............................       514,000            1.15
           Exercised............................      (771,000)           1.46
           Canceled.............................       (25,000)           2.38
                                                     ---------          ------
         DECEMBER 31, 2003......................     1,780,000          $ 1.61
           Granted..............................       236,000            3.91
           Exercised............................       (70,000)           1.25
           Canceled.............................        (5,000)           1.30
                                                     ---------          ------
         DECEMBER 31, 2004......................     1,941,000          $ 1.91
           Granted..............................            --              --
           Exercised............................      (343,000)           1.20
           Canceled.............................      (254,000)           1.51
                                                     ---------          ------
         DECEMBER 31, 2005......................     1,344,000            2.16
                                                     =========          ======
         BALANCE EXERCISABLE AT DECEMBER 31, 2005    1,344,000          $ 2.16
                                                     =========          ======

         A summary of warrants outstanding and exercisable by exercise price range at December 31, 2005 is as follows:

                                    WARRANTS OUTSTANDING                              WARRANTS EXERCISABLE
                           ------------------------------------------------- -------------------------------------
                                        WEIGHTED AVERAGE
            RANGE OF         NUMBER        REMAINING      WEIGHTED AVERAGE        NUMBER        WEIGHTED AVERAGE
         EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE       EXERCISABLE      EXERCISE PRICE
        ------------------ ------------ ----------------- ------------------ ------------------ ------------------
          $1.00-$1.30         667,000        2 years           $1.11              667,000             $1.11
          $1.31-$3.91         677,000        2 years           $3.19              677,000             $3.19
                           ----------                                          ----------
                            1,344,000                                           1,344,000
                           ==========                                          ==========

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

         At December 31, 2005 and 2004, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2005, 2004 and 2003, we issued approximately 9,000, 6,000 and 6,000 common shares, respectively, for payment of dividends.

         The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of our common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. During 2005, 2004 and 2003, there were no conversions. There are no mandatory conversion terms or dates associated with the Series A Preferred Stock.

(6) RETIREMENT AND SAVINGS PLANS

         In 1994, we established a defined contribution plan which is organized under Section 401(k) of the Internal Revenue Code, which allowed employees who have completed at least one month of service and have reached age 21 to defer up to 20% of their pay on a pre-tax basis. In 2002, we amended the plan to permit employees who have reached age 18 to defer up to 50% of their pay on a pre-tax basis. We may at our discretion contribute to the plan. For the years ended December 31, 2005, 2004 and 2003, we made no such contributions.

(7) INCOME TAXES

         For each of the years 2005, 2004 and 2003, current tax provisions and current deferred provisions were recorded as follows:

                                           2005          2004            2003
                                        ---------      ---------      ---------
         Current Tax Provision:
             Federal ...............    $  39,000      $      --      $      --
             State .................       11,000         25,000         47,000
             Foreign ...............       75,000         86,000             --
                                        ---------      ---------      ---------
                 Total .............      125,000        111,000         47,000
         Deferred Provision:
             Federal ...............           --             --             --
             State .................           --             --             --
             Foreign ...............      (39,000)       (17,000)            --
                                        ---------      ---------      ---------
                 Total .............      (39,000)       (17,000)            --
         Total Tax Provision:
             Federal ...............       39,000             --             --
             State .................       11,000         25,000         47,000
             Foreign ...............       36,000         69,000             --
                                        ---------      ---------      ---------
                 Total .............    $  86,000      $  94,000      $  47,000
                                        =========      =========      =========

         The components that comprise deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

                                                              2005              2004
                                                          ------------      ------------
         Deferred tax assets:
           NOL Carryforwards ........................     $ 20,932,000      $ 22,246,000
           UK NOL Carryforwards .....................          158,000                --
           Legal and litigation accruals ............           31,000            11,000
           Allowance for doubtful accounts ..........          186,000           148,000
           Compensation and vacation accrual ........          563,000           325,000
           Operating accruals .......................          236,000           172,000
           Deferred revenue .........................          531,000           176,000
           Research and experimentation credit ......          186,000           186,000
           AMT credit ...............................           39,000                --
           Amortization .............................          565,000           631,000
           Depreciation .............................        1,028,000         1,008,000
           Foreign ..................................           57,000            18,000
           Charitable contributions .................            2,000             2,000
                                                          ------------      ------------
                Total gross deferred tax assets .....       24,514,000        24,923,000
         Valuation allowance ........................      (24,143,000)      (24,239,000)
                                                          ------------      ------------
                    Net deferred tax assets .........          371,000           684,000
         Deferred tax liabilities:
           Capitalized software .....................          314,000           296,000
           Deferred revenue .........................               --           306,000
           Amortization .............................               --            64,000
                                                          ------------      ------------
                Total gross deferred liabilities ....          314,000           666,000
                                                          ------------      ------------

                         Net deferred tax assets ....     $     57,000      $     18,000
                                                          ============      ============

         The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

                                                                     2005            2004              2003
                                                                 -----------      -----------      -----------
         Tax at federal income tax rate ....................     $  (657,000)     $(1,660,000)     $  (909,000)
         State (benefit) taxes net of federal benefit ......           7,000         (257,000)        (143,000)
         Foreign tax differential ..........................         135,000          103,000               --
         Change in valuation allowance .....................         (96,000)       1,330,000         (120,000)
         Change in beginning deferred asset related to
           fixed assets and warrants .......................              --               --          256,000
         Expiration and adjustments of net operating
           loss carryforwards ..............................         680,000          568,000        1,029,000
         Other .............................................          17,000           10,000          (66,000)
                                                                 -----------      -----------      -----------
                                                                 $    86,000      $    94,000      $    47,000
                                                                 ===========      ===========      ===========

         The net change in the total valuation allowance for the year ended December 31, 2005 was a decrease of $96,000. The net change in the total valuation allowance for the years ended December 31, 2004 and December 31, 2003 was an increase of $1,330,000 and a decrease of $120,000 respectively. In assessing the reliability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, we have determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, we have recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. Approximately $655,000 of the valuation allowance, if realized, will be recognized as a credit to paid in capital. There can be no assurance that we will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

         At December 31, 2005, we have available net operating loss carryforwards of approximately $60,000,000 for federal income tax purposes, which will begin to expire in 2007. The net operating loss carryforwards for state purposes, which will begin to expire in 2012, are approximately $10,000,000.

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

(8) COMMITMENTS

OPERATING LEASES

         We lease office and production facilities and equipment under agreements which expire at various dates. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes and other operating expenses. Additionally, we entered into lease agreements for certain equipment used in broadcast operations and the corporate computer network. Lease expense under operating leases totaled $1,009,000, $962,000, and $775,000 in 2005, 2004 and 2003, respectively, net of sublease income of $39,000, $78,000, and $156,000 in 2005, 2004 and 2003, respectively.

    As of December 31, 2005, future minimum lease obligations under non-cancelable operating leases, net of contractual sublease income, are as follows:

               YEAR              LEASE
              ENDING            PAYMENT
         ----------------     ----------
         2006 ...........     $  888,000
         2007 ...........        886,000
         2008 ...........        820,000
         2009 ...........        779,000
         2010 ...........        768,000
         Thereafter .....        794,000
                              ----------
           Total ........     $4,935,000
                              ==========

CAPITAL LEASES

         We lease certain equipment under capital leases. As of December 31, 2005, future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments, are as follows:

         YEAR ENDING                                                  TOTAL
         ------------------------------------------------------     ---------
         2006..................................................     $ 524,000
         2007..................................................       365,000
         2008..................................................        18,000
                                                                    ---------
                   Total minimum lease payments................       907,000
         Less: Amount representing interest ranging from
         9.81 % to 29.95%......................................      (105,000)
                                                                    ---------
         Present value of net minimum lease payments...........       802,000
         Less current portion..................................      (436,000)
                                                                    ---------
                   Long term portion..........................      $ 366,000
                                                                    =========


         Property held under capital leases is as follows:

                                                       2005          2004
                                                   -----------   -----------
         Equipment...........................      $ 3,353,000   $ 2,950,000
         Accumulated depreciation............       (2,488,000)   (2,624,000)
                                                   ------------  -----------
                                                   $   865,000   $   326,000
                                                   ===========   ===========

PURCHASE COMMITMENTS

         We have a commitment under a long-term agreement to purchase equipment over a three-year period which began in March 2004. Future minimum payments under the agreement are as follows:

         YEAR ENDING                                                    TOTAL
         ------------------------------------------------------      --------
         2006..................................................      $  150,000
         2007..................................................         607,000
         2008..................................................         303,000
                                                                     ----------
         Total  of net minimum payments........................      $1,060,000
                                                                     ==========

         Payments made in 2005 and 2004 were $154,000 and $0, respectively.

(9) DEBT

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

         The PMB line originally was set to mature on July 16, 2004 and contained one financial covenant based on our cash flow coverage of the balance on the line of credit. On January 7, 2004, we amended the line of credit to extend the expiration date of the facility to February 1, 2005 and to replace the cash flow-based financial covenant with a balance sheet oriented financial covenant that limits the ratio of our debt to tangible net worth to 2:1. We were in compliance with that covenant as of December 31, 2005. The line was then amended again on February 11, 2005 to extend the expiration date of the line to February 11, 2006. The line was amended again on February 7, 2006 to extend the expiration date of the line to May 11, 2006. The line is secured by all inventories, equipment, accounts receivable and various other assets of NTN.

         Effective March 6, 2006, we signed a new one-year $2.0 million credit facility agreement with Discovery Bank. This new larger credit facility will provide for future working capital requirements.

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

AMENDMENTS TO SATELLITE AGREEMENTS

         On January 20, 2005, but effective as of December 31, 2004, we amended our agreements with our satellite services provider to push out the expiration date on the FM(2) satellite platform to February 2007 and to modify our VSAT equipment purchase and satellite service agreements. The modification to the equipment purchase agreement eliminates the requirement to purchase and install a specific amount of VSAT equipment. The amendment to the equipment purchase agreement also called for us to pay off immediately approximately $278,000 of the equipment notes payable to the satellite services provider, which we paid in January 2005, and the remaining $342,000 of the equipment notes payable was paid in full as of December 31, 2005. This flexibility may also enable us to utilize non-satellite based data transmission platforms, such as digital subscriber lines, wireless connectivity or cable modems, for customer sites where such platforms may be appropriate.

         The amendment to FM2 data transmission agreement and the revisions to the VSAT equipment purchase and satellite service agreements allow us to spread any conversions to the new VSAT platform over the remainder of the VSAT satellite services agreement, which is now scheduled to end in April 2009. The amendments also allow us the flexibility to keep existing FM(2) sites on the existing platform until February 2007 and they do not require us to have defined levels of VSAT sites by any certain date.

(10) STRATEGIC PARTNERSHIP AND INVESTMENT IN BUZZTIME ENTERTAINMENT, INC.

         On June 8, 2001, Buzztime Entertainment entered into a development, license and marketing agreement (the Marketing Agreement) with Scientific-Atlanta, Inc. (S-A) to co-develop an application to enable the operation of a Buzztime Entertainment interactive trivia game show channel on S-A's Explorer digital interactive set-top network, for distribution by cable operators to their subscribers. Buzztime Entertainment was responsible for the trivia game channel content including ongoing programming and player promotions. The channel was to derive revenue from cable operator license fees, premium subscription fees and advertising revenue. Under the Marketing Agreement, Buzztime Entertainment and S-A predetermined commission arrangements based on sales and support of Buzztime Entertainment's products to the cable system operators.

         In connection with the Marketing Agreement, Scientific-Atlanta Strategic Investments, L.L.C., a Delaware limited liability company and affiliate of S-A, invested $1.0 million in Buzztime Entertainment for 636,943 shares of Buzztime Entertainment's Series A Convertible Preferred Stock, representing 6% of Buzztime Entertainment's common shares outstanding on an as-converted basis, and warrants to obtain an additional 159,236 shares of Series A Convertible Preferred Stock (the S-A Warrants). Each share of preferred stock was convertible into one share of Buzztime Entertainment's common stock, subject to future adjustment, and entitled to a non-cumulative dividend of 8%, if, when and as declared by Buzztime Entertainment's board of directors. The $1.0 million investment may only be used towards development of the application for S-A and fulfillment of Buzztime Entertainment's obligations under the Marketing Agreement, which are currently Buzztime Entertainment's primary focus.

         NTN granted S-A the right to exchange its shares of Buzztime Entertainment's preferred stock into shares of NTN common stock upon the earlier of (i) Buzztime Entertainment being unable to obtain additional equity financing of $2.0 million before June 8, 2002, (ii) the liquidation, dissolution or bankruptcy of Buzztime Entertainment before June 8, 2002, (iii) the failure of Buzztime to conduct a qualified public offering by June 8, 2004, or (iv) a change in control of Buzztime Entertainment before June 8, 2002. The exchange price was the 20-day average closing price of NTN's common stock immediately preceding the date S-A gives notice of its intent to exercise its rights.

         The exercise price of the S-A warrants is $1.57 per share. The warrants vest in 10% increments as cable system operators sign on for the Buzztime Trivia Channel. Based on the two Buzztime deployments with Susquehanna Cable (SusCom), 20% of the warrants are vested as of December 31, 2003. No expense has been recorded for the year ended December 31, 2003 as the fair value of the warrants is not material.

         On January 16, 2003, the 636,943 shares of Buzztime Entertainment Series A Convertible Preferred Stock were converted to 1,000,000 shares of NTN common stock. For purposes of the exchange, the Series A liquidation preference was $1.57 per share of Buzztime Entertainment Series A preferred stock. The conversion price of the NTN common stock was $1.00 per share.

(11) MINORITY INTEREST ACCOUNTING

         We retained majority ownership of Buzztime Entertainment, Inc. (Buzztime) following the S-A investment and, as a result, continued to consolidate Buzztime's operations in our financial statements. We recorded no gain or loss on the sale of Buzztime's shares in accordance with Staff Accounting Bulletin Topic 5h - Miscellaneous Accounting, ACCOUNTING FOR SALES OF STOCK IN A SUBSIDIARY, as the realization of the gain is not assured given Buzztime's history of losses from operations, net operating loss carryforwards which are generally not available to offset capital gains, and the start-up nature of Buzztime's products designed for the interactive television market. In addition, the ongoing business relationship with S-A through the Marketing Agreement and restrictions placed on the use of proceeds were additional factors considered in accounting for the sale of Buzztime's shares. As a result, the investment was reflected as a capital transaction.

         The investment in Buzztime was presented as a minority interest in consolidated subsidiary on our consolidated balance sheet until S-A converted its Buzztime interest into NTN common stock in January 2003 (see Note 10 - Strategic Partnership and Investment in Buzztime Entertainment, Inc.). As a result, there was no minority interest account on our balance sheet on December 31, 2004, or December 31, 2005. Prior to S-A's conversion of its interest from Buzztime into NTN common stock in January 2003, the minority interest balance was reduced by S-A's share of Buzztime's net loss in the amount of $10,000 for the year ended December 31, 2003.

(12) MEDIA GENERAL INVESTMENT

         On May 6, 2003, Media General, Inc., a communications company with interests in newspapers, television stations, interactive media and diversified information services, made a $3.0 million investment in NTN. In return for the investment, we issued and sold 2,000,000 shares of unregistered NTN common stock through a private offering to Media General. Pursuant to the terms of the transaction, upon receipt of $3.0 million from Media General, we issued the unregistered shares along with fully vested warrants to purchase 500,000 shares of Buzztime Entertainment common stock at $3.46 per share, exercisable through May 7, 2007. In connection with the Buzztime Entertainment common stock, the parties agreed that Media General would have co-sale rights and NTN would have certain drag-along rights. Media General has the right to convert each share of Buzztime Entertainment common stock into two shares of NTN common stock (subject to adjustment) on the second and fourth anniversaries of the transaction date, in the event of a sale of NTN, upon certain bankruptcy and other insolvency proceedings of Buzztime Entertainment, and in certain circumstances if NTN exercises its drag-along rights. Media General has the further right to convert the warrant to purchase 500,000 shares of Buzztime Entertainment common stock into a warrant to purchase 1,000,000 shares of NTN common stock at $1.73 per NTN share (subject to adjustment) in the event of bankruptcy or insolvency of Buzztime Entertainment. We have the right to require Media General to convert its equity interests in Buzztime Entertainment into equity interests in NTN if there is a sale of NTN.

         Simultaneous with the transaction described above, we issued 666,667 shares of our unregistered common stock to license selected technology and content (Boxerjam games) from Media General to add additional game content to the Buzztime interactive television game channel and the Buzztime Hospitality Network. The license includes a 5-year exclusive interactive television license of certain intellectual property, with options to extend the license for an additional 5 years. In September 2003, we entered into an amendment to the Boxerjam games license with Media General pursuant to which we agreed to pay to Media General a license fee in the amount of $150,000 (or $50,000 more than the original amount of $100,000) in exchange for the unilateral right to exercise the option to extend the Boxerjam games license for an additional 5 years following the initial 5 year term on a non-exclusive basis. Previously, that non-exclusive right was at Media General's option. The renewal license fee may be paid to Media General in shares of our common stock or, in the event Buzztime Entertainment's common stock is publicly traded at the time of such renewal, Buzztime Entertainment shall issue a number of shares of Buzztime Entertainment common stock with an aggregate value of $150,000.

         We recorded both transactions at the fair value of the consideration exchanged on May 6, 2003. We used the publicly traded stock price, as of the date of the transactions, of $1.77 per share to determine the $4,720,000 fair value of the shares issued. The consideration allocated to the acquired Boxerjam game license was valued at $1.72 million and is being amortized over the estimated contractual life of 10 years, which assumes, based on management's intent, that we will exercise our five year renewal option. We determined that, based on the lack of marketability of Buzztime Entertainment common stock and limited convertibility into our common stock, the fair value of the Buzztime Entertainment warrants was not material and no allocation of fair value was made.

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

         Also in connection with the investment, we agreed to increase the size of our Board of Directors and appoint Neal F. Fondren, Vice President of Media General and President of Media General's Interactive Media Division to fill the vacancy. Media General's ability to maintain that seat on our Board of Directors is subject to Media General retaining ownership of certain percentages of the shares they purchased. Media General also received preemptive rights to purchase on a pro rata basis any new securities that NTN or Buzztime Entertainment may subsequently offer. The preemptive rights also are dependent upon Media General maintaining ownership of certain percentages of the shares they purchased.

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

INTERACTIVE NETWORK, INC.

         On April 14, 2004, we settled the lawsuit filed against us in 1992 by Interactive Network, Inc. (now Two Way TV (US), Inc.) that involved licensing and patent infringement issues in Canada. These actions related to the delivery of the NTN iTV Network to subscribers of our former Canadian licensee (we acquired our licensee's operations in December 2003) and did not extend to our network operations in the United States or elsewhere. We settled the matter for $116,500. We recorded expense related to this matter, including the settlement amount, of approximately $200,000 in the first quarter of 2004 and we recorded further legal fees of approximately $92,000 relating to this matter in the third quarter of 2004.

ARBITRATION WITH FORMER EMPLOYEE

         On May 5, 2005, a former employee of the company filed a Demand for Arbitration claiming that we had wrongfully rejected his request to exercise 20,000 options granted to him in 1997 that we deemed as expired in 1999. The former employee is seeking validation of his option grants, declaratory relief and specific performance, money damages for breach of contract and breach of the covenant of good faith and fair dealing, punitive damages, and attorneys' fees and costs. We answered the arbitration demand and asserted counterclaims. We stand by our position that all options granted this former employee had either not vested or had expired, and we are vigorously defending the case.

LONG RANGE SYSTEMS, INC.

         On March 21, 2003, Long Range Systems, Inc. (LRS) filed in the United States District Court, Northern District of Texas, a patent infringement complaint against NTN Wireless. This complaint alleged trade dress and patent infringement and unfair competition. We were served with this complaint on March 27, 2003. In February 2004, LRS amended its complaint to eliminate certain allegations relating to infringement of its utility patent for wireless pagers. This complaint related to our repair and replacement activities of LRS pagers, which is not a significant percentage of our NTN Wireless business.

         On or about April 23, 2003, we filed a complaint in the Superior Court of the State of California, County of San Diego, against LRS alleging defamation and trade libel, intentional interference with prospective economic advantage, Lanham Act (trademark violations) and California unfair competition. The case was subsequently transferred to the United States District Court, Southern District of California. Our complaint alleged that LRS made false statements in its complaint and press release regarding our products infringing LRS patents, that LRS intentionally made false statements to disrupt our business relationships with our clients, and that LRS registered the domain name "www.ntnwireless.com" in violation of our trademark rights.

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

CANADIAN TAX MATTER

         In previous filings, we disclosed as a contingency that our Canadian licensee was in discussions with the Canada Customs and Revenue Agency (CCRA) regarding a liability relating to withholding tax on certain amounts previously paid to us by our Canadian licensee. Our licensee was assessed approximately $649,000 Canadian dollars by the CCRA and they had appealed the assessment. At that time, it was unclear as to what, if any, liability we might have in the matter. We had an understanding with our licensee that we would equally share the eventual assessment, if any was assessed, at the end of the appeal process. On December 15, 2003, through a newly formed subsidiary, NTN Canada, Inc., we acquired the assets, the operations and a number of the liabilities of our Canadian licensee including this withholding tax matter with the CCRA (see Note 15 - Acquisitions). In February 2004, we entered into a settlement agreement with the CCRA that reduced the assessment from Canadian $788,000 to Canadian $443,000 (or approximately $609,000 to approximately $342,000 U.S. dollars). That amount was further reduced by approximately $80,000 for the application of a partial refund from payments made during the period of January 2002 through March 2003. To be consistent with our previous agreement, we recorded one-half of this settlement as operating expense and recorded one-half as a liability recorded through the purchase accounting when we acquired NTN Interactive Network, Inc. (see Note 15 - Acquisitions).

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

         We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of iTV Network sites, began a sales tax audit. They concluded that our services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our services are provided to the consumers for free as a promotional service, which we believe falls outside the definition of amusement services as defined by the Texas tax code. We have successfully argued this position regarding amusement services with other states. We have appealed the assessment and the matter is currently at the administrative appeals level. We have retained a team of sales and use tax specialists in Texas to assist us in this matter. If we are able to reach a mutually agreeable conclusion at the administrative appeals level, we expect that a conclusion may be reached by the end of 2006. In the event the matter is not resolved at administrative appeals, we would likely take the matter before the District Court. At the District Court level, we would anticipate a resolution no earlier than 2007. While we believe that we have a strong position in this matter, there can be no assurance that we will resolve this matter in our favor.

(14) DEFERRED REVENUE - BUZZTIME

         In February 2003, we entered into a Trial Agreement with a major cable operator that involves developing the Buzztime Trivia Channel for potential deployment on two different cable technology platforms within their system. Under the Trial Agreement, the cable operator has the right to apply 50% of any amount they pay us related to the Trial Agreement against future development and/or license fees paid for the carriage of the Buzztime Trivia Channel. In 2005, we amended this Trial Agreement by adding license option rights to new game applications (in addition to the Buzztime Trivia Channel) and new development platforms. We extended the expiration date of this Trial Agreement through December 2006 and have also extended the right for the cable operator to use their 50% credit per the original agreement.

         During the year ended December 31, 2003, the cable operator paid us an initial non-refundable amount of $100,000 and an additional payment of $200,000 under the Trial Agreement. The $200,000 payment was related to entering a trial on one of the two specified technology platforms. During the year ended December 31, 2003, we recognized $150,000 of revenue related to this agreement.

         During the year ended December 31, 2004, the cable operator paid us $200,000 under the Trial Agreement and we recognized 50% of that payment as revenue and the other 50% was recorded as Deferred Revenue-Buzztime. At December 31, 2004, we carried $250,000 in Deferred Revenue-Buzztime related to the Trial Agreement. The remaining deferred revenue balance of $41,000 at December 31, 2004, on the accompanying consolidated balance sheet was from our agreements with Digeo Interactive LLC (Digeo), Airborne Entertainment Inc. and ICTV, Inc.

         During the year ended December 31, 2005, the cable operator paid us $500,000 under the Trial Agreement Amendment and we recognized 24.2% of that payment as revenue and the remainder as Deferred Revenue-Buzztime. At December 31, 2005, we carried $629,000 in Deferred Revenue-Buzztime related to the Trial Agreement and Amendment. The remaining deferred revenue balance of $3,000 on the accompanying consolidated balance sheet relates to our agreement with ICTV, Inc.

(15) ACQUISITIONS

BREAKAWAY INTERNATIONAL

         On July 31, 2003, we acquired, through NTN Software Solutions, Inc. (Software Solutions), a wholly owned subsidiary of NTN, all of the assets and certain liabilities of Breakaway International, Inc. (Breakaway), a privately held provider of restaurant industry hardware and software enterprise solutions. We acquired Breakaway's assets for $252,000 in cash, 1,292,614 shares of unregistered NTN common stock, transaction costs and the assumption of certain liabilities. We may pay additional contingent earn-out amounts in NTN common stock and/or cash over the first three years following the acquisition, provided that certain targets for earnings before taxes are met for the acquired assets. The targeted amounts increase by 25% each year. No earn-out amounts were earned in the first twenty-four month period following the acquisition. We also entered into employment agreements with five of the executives of Breakaway.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Total consideration for the acquisition was $3,630,000, which consisted of 1,292,614 shares multiplied by the then publicly traded price of $2.44 per share, $252,000 in cash and $224,000 of transaction costs. To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third-party valuation analysis. Based on this third party analysis, we determined that the identified intangible assets and the related useful lives are developed technology ($781,000, 6 year life), customer relationships ($1,110,000, 6 year life) and non-competition agreements ($30,000, 3 year life). Breakaway's results of operations have been included in our consolidated statements of operations since August 1, 2003.

                             BREAKAWAY INTERNATIONAL, INC.
                        ASSETS ACQUIRED AND LIABILITIES ASSUMED

              Accounts receivable, net                     $       333,000
              Inventory, net                                        35,000
              Fixed assets, net                                    108,000
              Developed technology                                 781,000
              Customer relationships                             1,110,000
              Non-competition agreements                            30,000
              Goodwill                                           2,235,000
                                                           ---------------
              Total assets acquired                              4,632,000

              Accounts payable and accruals                        482,000
              Deferred revenue                                     520,000
                                                           ---------------
              Total liabilities assumed                          1,002,000
                                                           ---------------

              Net assets acquired                          $     3,630,000
                                                           ===============

         In 2004, the above amounts were changed from the initial purchase accounting as follows: goodwill increased by $10,000 to reflect $7,000 of additional transaction costs and $3,000 of additional liabilities that were recorded, accounts payable and accruals increased by $3,000 to reflect the additional liabilities that were recorded and, as a result, the overall purchase price increased by $7,000 from the initial amount of $3,623,000 to $3,630,000.

NTN CANADA, INC.

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

                           NTN INTERACTIVE NETWORK, INC.
                       ASSETS ACQUIRED AND LIABILITIES ASSUMED

         Cash.......................................        $        20,000
         Accounts receivable, net...................                235,000
         Other current assets.......................                 21,000
         Fixed assets, net..........................                 43,000
         Customer relationships.....................                720,000
         Trivia database............................                345,000
         Interactive events software................                102,000
         Trivia software............................                 90,000
         Licenses...................................                 12,000
         Goodwill...................................                974,000
                                                            ---------------
             Total assets acquired..................        $     2,562,000
                                                            ---------------

         Accounts payable and accruals..............        $       628,000
         Leases.....................................                 44,000
         Deferred revenue...........................                 67,000
                                                            ---------------
             Total liabilities assumed..............                739,000

                                                            ---------------
                 Net assets acquired................        $     1,823,000
                                                            ===============

         To determine the fair value of the acquired intangible assets and the related allocation of the purchase price, we commissioned a third-party valuation analysis. Based on this third party analysis, we determined that the identified intangible assets and the related useful lives are customer relationships ($720,000, four-year life), trivia database ($345,000, ten-year life), interactive events software ($102,000, five-year life) and trivia software ($90,000, five-year life). Results of operations from the acquisition have been included in our consolidated statements of operations since December 15, 2003.

         In 2004, the above amounts changed from the initial purchase accounting as follows: (1) goodwill increased by $99,000 to reflect a variety of factors including the final calculation of the cash component of the purchase price based on the final closing balance sheet, which generated an additional payment to Chell of approximately $10,000 and a payment to the president of NTNIN on behalf of Chell of approximately $23,000, (2) the final calculation of the transaction costs (an increase of $38,000), (3) recording $12,000 of additional liabilities, and (4) making $16,000 of other adjustments to the final balance sheet. The overall purchase price increased by $37,000 from the initial amount of $1,786,000 to $1,823,000.

         If we had owned both the Breakaway and Canadian operations during fiscal year 2003, our pro forma results of operations would have been as follows:

                                                               2003
                                                          --------------
         Revenues:
           NTN actual revenues.....................       $   29,489,000
           Incremental Breakaway revenues..........            2,332,000
           Incremental Canadian revenues...........            4,288,000
                                                          --------------
             Pro forma revenues....................       $   36,109,000
                                                          ==============

         Net loss:
           NTN actual loss.........................       $   (2,711,000)
           Incremental Breakaway loss..............             (579,000)
           Incremental Canadian income.............              284,000
                                                          --------------
             Pro forma loss........................       $   (3,006,000)
                                                          ==============

         Loss per share:
           NTN actual loss per share...............       $        (0.06)
                                                          --------------
             Pro forma loss per share..............       $        (0.06)
                                                          --------------

(16) RELATED PARTIES

         On May 8, 2001, we entered into an advertising sales representative agreement with Baron Enterprises, Inc., a corporation wholly-owned and operated by Barry Bergsman, a member of our board of directors, pursuant to which Baron provides advertising sales representation services to us under the direction of president and chief operating officer NTN iTV Network. For Baron's services under the advertising sales representative agreement, we granted Baron a three-year warrant to purchase 20,000 shares of common stock at an exercise price of $0.50 per share. The warrant vests and becomes exercisable as to 1/12 of the total shares on the last business day of each of the twelve months commencing April 2001, subject to Baron continuing to provide services to us. In addition, Baron will receive a commission in the amount of 35% of net advertising revenues received by NTN iTV Network from any advertising contract solicited by Baron. We paid Baron a monthly recoverable cash advance against commissions to be earned in the amount of $5,000 per month, not to exceed an aggregate of $60,000 per year. The advertising sales representative agreement expired on April 1, 2002. An amendment to the agreement was entered into in October 2002, to extend the contract to October 31, 2003, to reduce the rate of commission to 25% of net advertising revenues received by us and to include bartered advertising. Under the amended agreement, Baron was paid $15,000 in commissions in 2002. In September, 2003, we entered into a three-year agreement with Baron to negotiate on our behalf with a third-party advertising representative. Baron was to receive commissions of 3% to 10% based on the period of time over which the negotiated advertising would run and upon the related advertising revenue. This arrangement has since been extinguished.

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

         In January 2002, we entered into a consulting agreement with Robert Clasen, one of our directors, whereby Mr. Clasen provides consulting services to us with respect to Buzztime's cable television initiatives. We paid Mr. Clasen $2,000 per month for the services provided under the consulting agreement through June 2003, at which time we mutually agreed to discontinue the arrangement.

         On January 15, 2003, we issued and sold 1,000,000 shares of restricted common stock through a private offering to Robert M. Bennett, one of our former directors, at a price per share of $1.00. Pursuant to the terms of the transaction, upon receipt of $1.0 million from Mr. Bennett, we issued the restricted shares along with fully vested warrants to purchase 500,000 shares of common stock at $1.15 per share, exercisable through January 15, 2008. No commissions or placement agent fees were paid in connection with the offering.

         On January 30, 2004, Media General, Inc. (see Note 12 - Media General Investment), a related party, purchased $2 million of our common stock as part of a group of institutional investors that invested $14 million into our company (see Note 4 - Common Stock). Media General invested on the same terms as the other investors.

         On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point-of-sale software products developed and maintained by our Software Solutions segment. Gary Peek, vice president and general manager of our Software Solutions segment, is a member of Intura Management, LLC, general partner of Intura Solutions LP. In accordance with the asset purchase transaction, Gary Peek terminated his position as vice president and general manager of our Software Solutions segment and immediately thereafter commenced his position with Intura to oversee business operations. We received a non-dilutable 10% partnership interest in Intura in the transaction.

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

         For the year ended December 31, 2005 and 2004, the components of accumulated other comprehensive loss are as follows:

                                                          2005                 2004
                                                    --------------       ---------------
         Beginning balance...................       $     (469,000)      $      (628,000)
         Unrealized gain (loss) in investment
           available-for-sale................              (46,000)              115,000
         Foreign currency translation
           adjustments.......................               66,000                44,000
                                                    --------------       ---------------
             Ending balance..................       $     (449,000)      $      (469,000)
                                                    ==============       ===============

         For the year ended December 31, 2005, 2004 and 2003, the comprehensive losses were as follows:

                                                                 2005                   2004                  2003
                                                           --------------         ---------------       ---------------
                Net loss............................       $   (2,019,000)        $    (4,979,000)      $    (2,711,000)
                Comprehensive income (loss).........               20,000                 159,000                11,000
                                                           --------------         ---------------       ---------------
                    Comprehensive net loss..........       $   (1,999,000)        $    (4,820,000)      $    (2,700,000)
                                                           ==============         ===============       ===============

(18) AMERICAN STOCK EXCHANGE LISTING

         On May 1, 2003, we received a letter from the American Stock Exchange
(AMEX) stating that we are now in compliance with AMEX listing standards. In our SEC filings over the previous 12 months, we had disclosed that we needed to achieve $6 million of shareholders' equity to be in compliance with AMEX listing standards. However, as a result of the AMEX rules that became effective January 2003, the AMEX determined that we were in compliance with their listing standards. The new rules permit a company to remain listed on AMEX if it, like NTN, has a total market capitalization of at least $50 million, has at least 1.1 million shares publicly held, has a market value of publicly held shares of at least $15 million and has a minimum of 400 round lot shareholders. As of December 31, 2005 and December 31, 2004, we had satisfied these requirements.

         In the event we no longer satisfy the requirements of the new rule (from subsequent changes in market capitalization or otherwise), we would be subject to other AMEX listing requirements for companies that have not reported profits during the past five years. As of December 31, 2005 and December 31, 2004, we had also met the requirement of $6 million of shareholders' equity.

(19) SEGMENT INFORMATION

         We operate our businesses principally through four reportable segments:
NTN iTV Network, NTN Wireless and Software Solutions, which combine to form the NTN Hospitality Technologies Division, and our Buzztime Entertainment, Inc. subsidiary (Buzztime). The NTN Hospitality Technologies Division provides entertainment promotional services and on-site communications and management products to the hospitality industry. Buzztime operates our live broadcast studio, produces our trivia and live sports Play Along TV content to both the NTN iTV Network and new consumer interactive platforms, and is selling the Buzztime Trivia Channel to cable television operators in the United States.

         Our reportable segments have been determined based on the nature of the services offered to customers, which include, but are not limited to, revenue from the Buzztime segment and the three segments within the NTN Hospitality Technologies Division. Revenue from NTN Hospitality Technologies Division is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry, from advertising sold for distribution via the interactive entertainment service, from its wireless business with restaurant on-site paging systems, electronic data-managed comment cards and from its hardware and software enterprise solutions. Its revenues comprise 97% of our total revenue for the year ended December 31, 2005. Buzztime's revenue is primarily generated from the Xdistribution of its digital trivia game show content and Play Along TV sports games as well as revenue related to production services for third parties and from performance under a Trial Agreement with a major cable operator. Included in the operating loss and depreciation and amortization for the three segments included within the NTN Hospitality Technologies Division and for Buzztime is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments.

         The following tables set forth certain information regarding our segments and other operations that conform to the consolidated balance sheet and statement of operations presented elsewhere in this report:

                                                              2005                2004                 2003
                                                          -----------          -----------         -----------
   Revenues:
     NTN iTV Network (includes "other revenues")...       $29,374,000           $25,925,000        $23,024,000
     NTN Wireless..................................         5,689,000            5,337,000           4,742,000
     Software Solutions............................         4,321,000            4,034,000           1,527,000
                                                          -----------          -----------         -----------
       NTN Hospitality Technologies Division.......        39,384,000           35,296,000          29,293,000
       Buzztime....................................         1,375,000              449,000             287,000
       Eliminations................................               ---              (90,000)            (91,000)
                                                          -----------          ------------        ------------

         Total revenue.............................       $40,759,000          $35,655,000         $29,489,000
                                                          ===========          ===========         ===========

   Operating income (loss):
     NTN iTV Network...............................       $ 1,980,000          $ 1,040,000         $ 1,946,000
     NTN Wireless..................................           455,000              (63,000)           (170,000)
     Software Solutions............................        (1,673,000)          (2,074,000)           (565,000)
                                                          ------------         ------------        ------------
       NTN Hospitality Technologies Division.......           762,000           (1,097,000)          1,211,000
       Buzztime....................................        (2,605,000)          (3,959,000)         (3,757,000)
                                                          ------------         ------------        ------------

         Operating loss............................       $(1,843,000)         $(5,056,000)        $(2,546,000)
                                                          ============         ============        ===========

   Net income (loss):
     NTN iTV Network...............................       $ 1,810,000          $ 1,122,000         $ 1,772,000
     NTN Wireless..................................           455,000              (64,000)           (171,000)
     Software Solutions............................        (1,673,000)          (2,074,000)           (565,000)
                                                          ------------         ------------        ------------
       NTN Hospitality Technologies Division.......           592,000           (1,016,000)          1,036,000
       Buzztime....................................        (2,611,000)          (3,963,000)         (3,747,000)
                                                          ------------         ------------        ------------

         Net loss..................................       $(2,019,000)         $(4,979,000)        $(2,711,000)
                                                          ============         ============        ===========


   Total assets:
     NTN iTV Network...............................       $16,989,000          $13,289,000
     NTN Wireless..................................         1,704,000            1,690,000
     Software Solutions............................         4,178,000            4,816,000
                                                          -----------          -----------
       NTN Hospitality Technologies Division.......        22,871,000           19,795,000
       Buzztime....................................         2,791,000            2,600,000
       Corporate...................................         4,356,000            6,993,000
                                                          -----------          -----------
         Total assets..............................       $30,018,000          $29,388,000
                                                          ===========          ===========




    Capital expenditures and Software Development
     Costs:
       NTN iTV Network.............................       $ 3,375,000          $2,307,000
       NTN Wireless................................            18,000              92,000
       Software Solutions..........................           395,000             177,000
                                                          -----------          ----------
         NTN Hospitality Technologies Division.....         3,788,000           2,576,000
         Buzztime..................................            76,000             555,000
         Corporate.................................           447,000             331,000
                                                          -----------          ----------
           Total Capital Expenditures and Software
             Development Costs ....................       $ 4,311,000          $3,462,000
                                                          ===========          ==========

   Depreciation and Amortization:
     NTN iTV Network...............................       $ 3,149,000          $2,881,000
     NTN Wireless..................................            68,000             100,000
     Software Solutions............................           343,000             392,000
                                                          -----------          ----------
       NTN Hospitality Technologies Division.......         3,560,000           3,373,000
       Buzztime....................................           575,000             560,000
                                                          -----------          ----------
         Total Depreciation and Amortization.......       $ 4,135,000          $3,933,000
                                                          ===========          ==========

   Interest Expense (Income), net:
     NTN iTV Network...............................       $   (84,000)         $   49,000
     NTN Wireless..................................               ---               1,000
     Software Solutions............................               ---                 ---
                                                          -----------          ----------
       NTN Hospitality Technologies Division.......           (84,000)             50,000
       Buzztime....................................            (6,000)              4,000
                                                          -----------          ----------
         Total Interest Expense (Income), net......       $   (90,000)         $   54,000
                                                          ===========          ==========

   Provision for Income Taxes:
     NTN iTV Network...............................       $    86,000          $   94,000
     NTN Wireless..................................               ---                 ---
     Software Solutions............................               ---                 ---
                                                          -----------          ----------
       NTN Hospitality Technologies Division.......            86,000          $   94,000
       Buzztime....................................               ---                 ---
                                                          -----------          ----------
         Total Provision for Income Taxes..........       $    86,000          $   94,000
                                                          ===========          ==========

(20) SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

                                                                             THREE-MONTH PERIOD ENDED
                                                                --------------------------------------------------
                                                                 MAR 31,      JUN 30,       SEP 30,        DEC 31,        TOTAL
                                                                  2005          2005          2005          2005          2005
                                                                --------      --------      --------      --------      --------
         Total revenue ....................................     $  9,507      $  9,629      $ 10,425      $ 11,198      $ 40,759
         Total operating expenses .........................       10,823        10,654        10,194        10,931        42,602
                                                                --------      --------      --------      --------      --------
         Operating income (loss) ..........................       (1,316)       (1,025)          231           267        (1,843)
         Other income (expense), net ......................            2           (24)          (35)          (33)          (90)
                                                                --------      --------      --------      --------      --------
            Net income (loss) before income taxes .........       (1,314)       (1,049)          196           234        (1,933)
         Income taxes .....................................          (33)          (43)           50           (60)          (86)
                                                                --------      --------      --------      --------      --------
         Net income (loss) ................................     $ (1,347)     $ (1,092)     $    246      $    174      $ (2,019)
                                                                ========      ========      ========      ========      ========

         Per share amounts:
         ------------------
                   Net income (loss) ......................     $  (0.03)     $  (0.02)     $     --      $     --      $  (0.04)
                                                                ========      ========      ========      ========      ========
          Weighted-average shares outstanding - basic .....       53,222        53,403        53,604        53,769        53,501

                   Net loss ...............................     $  (0.03)     $  (0.02)     $     --      $     --      $  (0.04)
                                                                ========      ========      ========      ========      ========
          Weighted-average outstanding - diluted ..........       53,222        53,403        60,632        60,819        53,501





                                                                             THREE-MONTH PERIOD ENDED
                                                                --------------------------------------------------
                                                                 MAR 31,      JUN 30,       SEP 30,        DEC 31,        TOTAL
                                                                  2005          2005          2005          2005          2005
                                                                --------      --------      --------      --------      --------

         Total revenue ....................................     $  8,844      $  8,528      $  8,772      $  9,511      $ 35,655
         Total operating expenses .........................       10,098         9,810         9,986        10,817        40,711
                                                                --------      --------      --------      --------      --------
         Operating loss ...................................       (1,254)       (1,282)       (1,214)       (1,306)       (5,056)
         Other income (expense), net ......................          (19)          220            (6)          (24)          171
                                                                --------      --------      --------      --------      --------
            Net loss before income taxes ..................       (1,273)       (1,062)       (1,220)       (1,330)       (4,885)
         Income taxes .....................................          (21)          (12)          (12)          (49)          (94)
                                                                --------      --------      --------      --------      --------
         Net loss .........................................     $ (1,294)     $ (1,074)     $ (1,232)     $ (1,379)     $ (4,979)
                                                                ========      ========      ========      ========      ========

         Per share amounts:
                   Net loss ...............................     $  (0.02)     $  (0.02)     $  (0.02)     $  (0.03)     $  (0.09)
                                                                ========      ========      ========      ========      ========
          Weighted-average shares outstanding
            - basic and diluted ...........................       51,871        52,703        52,868        52,941        52,599

(21) SUBSEQUENT EVENTS

CREDIT FACILITY AGREEMENT

         Effective March 6, 2006, we signed a new one-year $2.0 million credit facility agreement with Discovery Bank. This new larger credit facility will provide for future working capital requirements.

                                   SCHEDULE II

                       NTN BUZZTIME, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                    ADDITIONS                        BALANCE AT
ALLOWANCE FOR          BALANCE AT  CHARGED TO                          END OF
DOUBTFUL ACCOUNTS       BEGINNING    EXPENSE      DEDUCTIONS(A)        PERIOD
------------------    ----------------------- --------------------   -----------
2005..............    $  762,000     801,000       (1,000,000)       $  563,000
2004..............    $  811,000     436,000          485,000        $  762,000
2003..............    $  437,000     243,000         (131,000)       $  811,000

----------

(a) Reflects trade accounts receivable written off during the year, net of amounts recovered.


    See accompanying report of independent registered public accounting firms.

                                INDEX TO EXHIBITS

   EXHIBIT NO.                             DESCRIPTION
   -----------                             -----------

      3.1     --    Amended and Restated Certificate of Incorporation of the
                    Company, as amended (4)
      3.2     --    Certificate of Designations, Rights and Preferences of
                    Series B Convertible Preferred Stock (7)
      3.3     --    Certificate of Amendment to Restated Certificate of
                    Incorporation of the Company, dated March 22, 2000 (8)
      3.4     --    Certificate of Amendment to Restated Certificate of
                    Incorporation of the Company, dated March 24, 2000 (8)
      3.5     --    By-laws of the Company (2)
      3.6     --    Certificate of Amendment to Restated Certificate of
                    Incorporation of the Company, dated May 27, 2003 (16)
      3.7     --    Certificate of Amendment to Restated Certificate of
                    Incorporation of the Company, dated October 20, 2005 (1)
      3.8     --    Certificate of Amendment to Restated Certificate of
                    Incorporation of the Company, dated December 27, 2005 (1)
      4.1     --    Specimen Common Stock Certificate (10)
      4.2*    --    Stock Option Agreement, dated October 7, 1998, by and
                    between NTN Communications, Inc. and Stanley B. Kinsey (5)
      4.3*    --    Stock Option Agreement, dated October 7, 1999, by and
                    between NTN Communications, Inc. and Stanley B. Kinsey (6)
      4.4*    --    Stock Option Agreement, dated January 26, 2001, by and
                    between NTN Communications, Inc. and Stanley B. Kinsey (12)
      4.5     --    Warrant Certificate issued January 13, 2003 by NTN
                    Communications, Inc. to Robert M. and Marjie Bennett,
                    Trustees The Bennett Family Trust dated 11-17-86 (19)
      4.6     --    NTN Investor Rights Agreement, dated May 7, 2003, by and
                    between NTN Communications, Inc. and Media General, Inc.
                    (18)
      4.7     --    Buzztime Investor Rights Agreement, dated May 7, 2003, by
                    and among NTN Communications, Inc., Buzztime Entertainment,
                    Inc. and Media General, Inc. (18)
      4.8     --    Common Stock Purchase Warrant dated May 7, 2003 issued to
                    Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (18)
      4.9     --    Form of Common Stock Purchase Warrant by and between Roth
                    Capital Partners, LLC and NTN Communications, Inc. (14)
      4.10*   --    NTN Communications, Inc. 2004 Performance Incentive Plan
                    (22)
      4.11*   --    Stock Option Agreement, dated June 28, 2005, by and
                    between NTN Communications, Inc. and Stanley B. Kinsey (1)
     10.1*    --    Employment Agreement, dated October 7, 1998, by and
                    between NTN Communications, Inc. and Stanley B. Kinsey (5)
     10.2     --    Subscription Agreement dated January 13, 2003 between NTN
                    Communications, Inc. and Robert M. and Marjie Bennett,
                    Trustees The Bennett Family Trust dated 11-17-86 (19)
     10.3     --    Scientific-Atlanta Strategic Investments, L.L.C. Notice
                    of Exchange of Buzztime Preferred Stock for NTN Common
                    Stock, dated January 16, 2003 (19)
     10.4     --    Securities Purchase Agreement dated May 5, 2003 by and
                    among NTN Communications, Inc., Buzztime Entertainment, Inc.
                    and Media General, Inc. (18)
     10.5     --    Placement Agency Agreement dated January 26, 2004 by and
                    between Roth Capital Partners, LLC and NTN Communications,
                    Inc. (14)
     10.6     --    Manufacturing Agreement, dated November 25, 1997, by and
                    between NTN Communications, Inc. and Climax Technology Co.,
                    Ltd. (9)
     10.7     --    Office Lease, dated July 17, 2000, between Prentiss
                    Properties Acquisition Partners, L.P. and NTN
                    Communications, Inc. (11)
     10.8     --    Asset Purchase Agreement dated July 30, 2003 by and among
                    NTN Software Solutions, Inc., NTN Communications, Inc.,
                    Breakaway International, Inc. and the Seller Shareholders
                    (17)
     10.9     --    Asset Purchase Agreement dated December 15, 2003 by and
                    among NTN Canada, Inc., NTN Communications, Inc., NTN
                    Interactive Network, Inc. and Chell Group Corporation (15)
     10.10*   --    Employment Agreement, dated September 9, 2004, by and
                    between NTN Communications, Inc. and Stanley B. Kinsey (20)
     10.11    --    First Amendment to Lease, dated October 4, 2005, between
                    Prentiss Properties Acquisition Partners, L.P. and NTN
                    Communications, Inc. (1)
     10.12    --    License Agreement with NTN Canada, Inc. (3)
     14.0     --    Code of Ethics for Senior Financial Officers (13)
     16.1     --    Letter, dated August 20, 2004, from KPMG to the
                    Securities and Exchange Commission regarding change in certifying accountant of NTN ( 21)

     21.1     --    Subsidiaries of Registrant (1)
     23.1     --    Consent of HASKELL & WHITE LLP (1)
     23.2     --    Consent of KPMG LLP (1)
     31       --    Certification of Officers pursuant to Rule 13a-14(a) (1)
     32       --    Certification of Officers pursuant to Rule 13a-14(b) (23)

----------

*        Management Contract or Compensatory Plan.
(1)      Filed herewith.
(2) Previously filed as an exhibit to NTN's registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
(3) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference.
(4) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference.
(5) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference.
(6) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
(7) Previously filed as an exhibit to NTN's report on Form 8-K dated October 31, 1997 and incorporated herein by reference.
(8) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
(9) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on March 5, 2001 and incorporated herein by reference.
(10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
(11) Previously filed as an exhibit to NTN's report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference.
(12) Previously filed as an exhibit to NTN's report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference.
(13) Previously filed as an exhibit to NTN's Form 10-K dated for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(14) Previously filed as an exhibit to NTN's report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.
(15) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
(16) Previously filed as an exhibit to NTN's Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.
(17) Previously filed as an exhibit to NTN's report on Form 8-K dated July 31, 2003 and incorporated herein by reference.
(18) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
(19) Previously filed as an exhibit to NTN's Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.
(20) Previously filed as an exhibit to NTN's Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(21) Previously filed as an exhibit to NTN's report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
(22) Previously filed as an exhibit to NTN's report on Form 10-Q dated August 9, 2005 and incorporated herein by reference.
(23)     Furnished concurrently herewith.