Form 10-Q
period 2006-03-31
NTN BUZZTIME INC
filed 2006-05-15
CIK 748592

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

    YES [X]  NO [ ]


    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]


    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    YES [ ]  NO [X]


    At May 1, 2006, the registrant had outstanding 54,138,632 shares of common stock, $.005 par value.

                       NTN BUZZTIME, INC. AND SUBSIDIARIES
                                 FORM 10-Q INDEX

                                                                            PAGE
PART 1.    FINANCIAL INFORMATION

ITEM  1.   Financial Statements..............................................  3
           Condensed Consolidated Balance Sheets as of March 31, 2006
              (unaudited) and December 31, 2005 .............................  3
           Condensed Consolidated Statements of Operations for the
              three months ended March 31, 2006 and 2005 (unaudited).........  4
           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)...............  5
           Notes to Condensed Consolidated Financial Statements..............  7
ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................ 14
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk........ 26
ITEM 4.    Controls and Procedures........................................... 26

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings................................................. 27
ITEM 1A.   Risk Factors ..................................................... 27
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds....... 27
ITEM 3.    Defaults Upon Senior Securities................................... 27
ITEM 4.    Submission of Matters to a Vote of Security Holders............... 27
ITEM 5.    Other Information................................................. 27
ITEM 6.    Exhibits and Reports on Form 8-K.................................. 27
           Signatures........................................................ 28


                                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 NTN BUZZTIME, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (THOUSANDS, EXCEPT SHARE DATA)

                                                                       MARCH 31,      DECEMBER 31,
                                                                         2006            2005
                                                                       ---------       ---------
                                                                      (Unaudited)
ASSETS (Pledged)
Current Assets:
   Cash and cash equivalents ....................................      $   6,032       $   5,982
   Restricted cash ..............................................             69              69
   Accounts receivable, net .....................................          3,575           3,630
   Inventory ....................................................            328             371
   Investments available-for-sale ...............................            215             258
   Deposits on broadcast equipment ..............................            557             799
   Deferred costs ...............................................          1,159           1,118
   Prepaid expenses and other current assets ....................            965             955
                                                                       ---------       ---------
          Total current assets ..................................         12,900          13,182

 Broadcast equipment and fixed assets, net ......................          8,091           8,085
 Software development costs, net ................................            783             706
 Deferred costs .................................................          1,203           1,256
 Goodwill .......................................................          3,658           3,658
 Intangible assets, net .........................................          2,761           2,946
 Other assets ...................................................            185             185
                                                                       ---------       ---------
          Total assets ..........................................      $  29,581       $  30,018
                                                                       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..............................................      $     657       $     725
  Accrued expenses ..............................................          2,126           1,799
  Sales tax payable .............................................            204             714
  Accrued salaries ..............................................             89             643
  Accrued vacation ..............................................            613             619
  Income taxes payable ..........................................             58             147
  Obligations under capital leases - current portion ............            422             436
  Revolving line of credit ......................................            700             700
  Deferred revenue ..............................................          1,701           2,024
  Deferred revenue-Buzztime .....................................            663             632
                                                                       ---------       ---------
         Total current liabilities ..............................          7,233           8,439

Obligations under capital leases, excluding current portion .....            271             366
Deferred revenue ................................................            689             321
                                                                       ---------       ---------
         Total liabilities ......................................          8,193           9,126
                                                                       ---------       ---------

Commitments and contingencies

Shareholders' equity:
   Series A 10% cumulative convertible preferred stock, $.005 par value, $161,000 liquidation preference, 5,000,000
    shares authorized; 161,000 shares issued and outstanding
    at March 31, 2006 and December 31, 2005 .....................              1               1
   Common stock, $.005 par value, 84,000,000 shares
    authorized; 53,985,000 and 53,877,000 shares issued and
    outstanding at March 31, 2006 and December 31, 2005,
    respectively ................................................            269             268
  Additional paid-in capital ....................................        110,346         109,860
  Accumulated deficit ...........................................        (88,712)        (88,788)
  Accumulated other comprehensive loss ..........................           (516)           (449)
                                                                       ---------       ---------
         Total shareholders' equity .............................         21,388          20,892
                                                                       ---------       ---------

         Total liabilities and shareholders' equity .............      $  29,581       $  30,018
                                                                       =========       =========

           See accompanying notes to unaudited condensed consolidated financial statements




                                 NTN BUZZTIME, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------

                                                                         2006           2005
                                                                       --------       --------
Revenues ........................................................      $ 11,062       $  9,507

Operating expenses:
    Direct operating costs (includes depreciation of $948 and
     $764 for the three months ended March 31, 2006 and 2005,
     respectively)...............................................         3,501          3,456
    Non-cash charge related to software product sale ............            --            276
    Selling, general and administrative .........................         6,817          6,433
    Litigation, legal and professional fees .....................           346            380
    Depreciation and amortization ...............................           209            219
    Research and development ....................................            66             59
                                                                       --------       --------

          Total operating expenses ..............................        10,939         10,823

Operating income (loss) .........................................           123         (1,316)

Other income (expense):
    Interest income .............................................            31             26
    Interest expense ............................................           (46)           (24)
                                                                       --------       --------

          Total other income (expense) ..........................           (15)             2
                                                                       --------       --------

Net income (loss) before income taxes ...........................           108         (1,314)

Provision for income taxes ......................................            32             33
                                                                       --------       --------
          Net income (loss) .....................................      $     76       $ (1,347)
                                                                       ========       ========

Net income (loss) per common share - basic ......................      $   0.00       $  (0.03)
                                                                       ========       ========
Net income (loss) per common share - diluted ....................      $   0.00       $  (0.03)
                                                                       ========       ========

Weighted average shares outstanding - basic .....................        53,928         53,222
                                                                       ========       ========
Weighted average shares outstanding - diluted ...................        60,931         53,222
                                                                       ========       ========



                       NTN BUZZTIME, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS) (UNAUDITED)
                                   (THOUSANDS)

                                                                     THREE MONTHS ENDED MARCH 31,

                                                                         2006         2005
                                                                       -------       -------

Net income (loss) ...............................................      $    76       $(1,347)
                                                                       -------       -------

Other comprehensive income, net of tax:
---------------------------------------
  Foreign currency translation adjustments ......................          (24)           --
  Unrealized holding gain (loss) in investment available for sale          (43)          181
                                                                       -------       -------

Other comprehensive income (loss) ...............................          (67)          181
                                                                       -------       -------
Comprehensive income (loss) .................................      $         9       $(1,166)
                                                                       =======       =======


           See accompanying notes to unaudited condensed consolidated financial statements




                                 NTN BUZZTIME, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             (THOUSANDS)

                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------

                                                                      2006          2005
                                                                    -------       -------
Cash flows from operating activities:
    Net income (loss) ........................................      $    76       $(1,347)
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
          Depreciation and amortization ......................        1,157           983
          Provision for doubtful accounts ....................          269           278
          Non-cash stock-based compensation ..................          408           107
          Non-cash charge related to software product sale....           --           276
          Provision for warranties ...........................           --             2
          Provision for sales returns ........................           --             1
          Loss from disposition of equipment .................           17            30
          Changes in assets and liabilities:
            Accounts receivable ..............................         (199)         (328)
            Inventory ........................................           43           (44)
            Deferred costs ...................................           13          (147)
            Prepaid expenses and other assets ................          (11)         (196)
            Accounts payable and accrued expenses ............         (763)          444
            Provision for income tax .........................         (129)          (69)
            Deferred revenue .................................           76           252
                                                                    -------       -------
               Net cash provided by operating activities .....          957           242
                                                                    -------       -------

Cash flows from investing activities:
    Capital expenditures .....................................         (429)         (725)
    Software development expenditures ........................         (132)         (151)
    Deposits on broadcast equipment ..........................         (271)         (609)
                                                                    -------       -------

               Net cash used in investing activities .........         (832)       (1,485)
                                                                    -------       -------

Cash flows from financing activities:
    Principal payments on capital leases .....................         (108)          (59)
    Principal payments on equipment notes payable ............           --          (384)
    Borrowings from revolving line of credit .................           --           500
    Proceeds from exercise of stock options and warrants .....           79           156
                                                                    -------       -------

               Net cash (used in) provided by financing
activities ...................................................          (29)          213
                                                                    -------       -------

Net increase (decrease) in cash and cash equivalents .........           96        (1,030)

Effect of exchange rate on cash ..............................          (46)           (2)

Cash and cash equivalents at beginning of period .............        5,982         6,710
                                                                    -------       -------
Cash and cash equivalents at end of period ...................      $ 6,032       $ 5,678
                                                                    =======       =======


           See accompanying notes to unaudited condensed consolidated financial statements




                                 NTN BUZZTIME, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                                             (THOUSANDS)


                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------------

                                                                               2006           2005
                                                                               ----           ----
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
     Interest ........................................................      $     46       $     23
                                                                            ========       ========
     Income taxes ....................................................      $    185       $    107
                                                                            ========       ========

Supplemental disclosure of non-cash investing and financing
activities:
  Equipment acquired under capital leases and notes payable ..........      $     --       $    239
                                                                            ========       ========
  Reclass of deposits for equipment placed in service ................      $    513       $    518
                                                                            ========       ========
  Unrealized holding loss on investments available for sale....      $           (43)      $   (181)
                                                                            ========       ========


          See accompanying notes to unaudited condensed consolidated financial statements

                       NTN BUZZTIME, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 March 31, 2006

(1) BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) that are necessary for a fair presentation of the financial position of NTN Buzztime, Inc. and its wholly-owned subsidiaries (collectively, "we", "our" or "NTN") and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to our condensed consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2006.

    The condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.

    We have reclassified depreciation and amortization expense to direct operating costs for certain assets from selling, general and administrative expenses in the prior period condensed consolidated financial statements to conform to the current period presentation.

(2) STOCK-BASED COMPENSATION

STOCK-BASED COMPENSATION VALUATION ASSUMPTIONS

We estimate the fair value of our stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission Staff Accounting Bulletin No. 107 ("SAB 107") and our prior period pro forma disclosures of net income (loss), including stock-based compensation as required by SFAS No. 123. The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Compensation expense related to stock-based compensation is reported as general and administrative based upon the department to which materially all of the associated employees report.

We used the historical stock price volatility to value our stock options under SFAS 123R and in accordance with SFAS 123 for purposes of its pro forma information. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for our company which we believe are indicative of future exercise behavior. For the risk free interest rate, we use the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on NTN's history and expectation of dividend payouts.

 The following weighted average assumptions were used for grants issued in the three months ended March 31, 2005 under the SFAS No. 123 requirements and in the three months ended March 31, 2006 under the SFAS No. 123R requirements:

                                                         MARCH 31,
                                            ----------------------------------
                                                 2006              2005
                                            ----------------  ----------------
Risk-free interest rate                                4.65%             3.73%
Dividend yield                                          0.0%              0.0%
Volatility                                            67.34%             71.1%

Expected Life                                     4.9 years          4.0 years

In our pro forma disclosures prior to the adoption of SFAS No. 123R, we accounted for forfeitures as they occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. For the three months ended March 31, 2006, we estimated a 13% annual forfeiture rate.

IMPACT OF SFAS NO. 123R

The following table presents the impact to our consolidated financial statements as a result of our adoption of SFAS No. 123R for the three months ended March 31, 2006 (in thousands, except per share amounts):

                                                              THREE MONTHS
                                                            ENDED MARCH 31,
                                                                  2006
                                                            -----------------
Stock-based compensation expense                            $            283
Effect on earnings per share:
                                                            -----------------
  Basic                                                     $           0.01
  Diluted                                                   $           0.01

As of March 31, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $1,795,000 with a weighted average remaining vesting period of 1.9 years. We expect to amortize this expense over the remaining vesting period of these stock options.

Prior to the adoption of SFAS No. 123R, for options granted to employees, we applied Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and provided the pro forma disclosures of SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure". No compensation expense has been recognized for options granted unless the grants were issued at exercise prices below market value prior to the adoption of SFAS No.123R.

We account for options and warrants granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services". We measure the fair value of such options using the Black-Scholes option pricing model at each financial reporting date. We account for changes in fair values between reporting dates in accordance with FIN 28. Stock-based compensation expense for options and warrants granted to nonemployees during the three months ended March 31, 2006 and 2005 was $13,000 and $33,000 respectively.

PRO FORMA FOR 2005 UNDER SFAS NO. 123

The following table compares the earnings (loss) per share that we reported to the pro forma amounts that we would have reported for the three months ended March 31, 2005 had we recognized compensation expense for our stock-based compensation plans in accordance with SFAS No. 123 (in thousands, except per share amounts):


                                                                 THREE MONTHS
                                                                 ------------
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                      2005
                                                                      ----

          Net income (loss) as reported.....................      $     (1,347)
          Add:  stock option-based employee compensation
             expense included in reported net loss, net of
             related tax effects............................                75
          Deduct: stock-based employee compensation
             expense, net of related tax effects............              (558)
                                                                  ------------
          Pro forma.........................................      $     (1,830)
                                                                  ============
          Basic and diluted net loss per share, as reported.      $      (0.03)
          Basic and diluted net loss per share, pro forma...      $      (0.03)

STOCK OPTION PLANS

     2004 PERFORMANCE INCENTIVE PLAN

    We have two active stock option plans. The 2004 Performance Incentive Plan (the "2004 Plan") was approved by our shareholders in September 2004 in a Special Meeting of Shareholders (Special Meeting). Our previous plan (the 1995
Plan) had approximately 77,000 options available for grant in September 2004. As noted in our Proxy for the Special Meeting, the number of shares of common stock that remained available for award grants under the 1995 Plan immediately prior to the Special Meeting became available for award grants under the 2004 Plan. Under the 2004 Plan, options for the purchase of our common stock or other instruments such as deferred stock units may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options, and generally vest over four years. At its discretion, the Board of Directors can authorize acceleration of vesting periods. Options under both the 1995 Plan and the 2004 Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the 2004 Plan as of December 31, 2005 was 2,577,000. As of the effective date of the 2004 Plan, a total of 9,946,000 shares of common stock were then subject to outstanding awards granted under the 1995 Plan and any such awards that expire, are cancelled or otherwise terminate after will also be available for award grant purposes under the 2004 Plan. At March 31, 2006, a total of 10,200,000 options were outstanding, options to purchase 8,412,000 shares were exercisable, and 938,000 shares were available for future grant.

     SPECIAL STOCK OPTION PLAN

     In 1996, NTN adopted a Special Stock Option Plan (Special Plan). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares issued and outstanding under the Special Plan as of December 31, 2005 is 500,000. At March 31, 2006, a total of 500,000 options were outstanding, 500,000 shares were exercisable, and zero shares were available for future grant.

     BUZZTIME INC. STOCK INCENTIVE PLAN

     On May 31, 2001, Buzztime Entertainment, Inc. adopted an incentive stock option plan. Pursuant to the plan, Buzztime may grant options to purchase Buzztime common stock, subject to applicable share limits, upon terms and conditions specified in the plan. There are 300,000 shares authorized under this plan. To date, no options have been granted under the plan.

STOCK OPTIONS

     The following table summarizes stock option activity for the three months ended March 31, 2005 and March 31, 2006 (in thousands, except per share data):

                                                  SPECIAL PLAN                      OPTION PLAN
                                           ---------------------------   ------------------------------
                                                      WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                           SHARES      EXERCISE PRICE       SHARES      EXERCISE PRICE
                                           ------      --------------       ------      --------------
BALANCE AT JANUARY 1, 2006......            500,000         $   2.81     10,428,000      $     1.49

  Granted.......................                ---              ---         86,000            1.40
  Exercised.....................                ---              ---        (99,000)           0.78
  Forfeited or expired..........                ---              ---       (215,000)           2.43
                                            -------          -------      ----------      ----------
OUTSTANDING MARCH 31, 2005......            500,000         $   2.81     10,200,000      $     1.48
                                            =======         ========     ==========      ==========

     The following table summarizes information concerning currently outstanding and exercisable options (in thousands, except contractual life and exercise price data):

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   ------------------------------------------------    -------------------------------
                                WEIGHTED AVERAGE
    RANGE OF         NUMBER         REMAINING      WEIGHTED AVERAGE       NUMBER      WEIGHTED AVERAGE       AGGREGATE
 EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE    EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE     INTRINSIC VALUE
 ---------------   -----------  ----------------    --------------     -----------     --------------     ---------------
    Special Plan:
            $2.81      500,000      .38 year             $ 2.81            500,000          $ 2.81           $      ---

     Option Plan:
      $0.45-$1.50    6,345,000        4.68                $0.95          5,700,000           $0.91            3,021,000
      $1.51-$3.00    3,757,000        5.74                $2.31          2,623,000           $2.41                  ---
      $3.01-$4.94       98,000        2.10                $3.49             89,000           $3.50                  ---
                    ----------                                          ----------                            ---------
                    10,700,000                                           8,912,000                            3,021,000
                    ==========                                          ==========                            =========

    The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on a per share price of $1.44 the closing price of our common stock on March 31, 2006 as reported by the American Stock Exchange, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of March 31, 2006 was 5,700,000 million.

     The per share weighted-average fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $0.84 and $1.78, respectively.

    The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $48,000 and $45,000, respectively.

    The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was approximately $79,000.

(3) INCOME (LOSS) PER SHARE

    For the three months ended March 31, 2006 and 2005, the weighted average of options, warrants and convertible preferred stock representing approximately 5,423,000 and 12,623,000 potential common shares, respectively, have been excluded from the computation of net income and net loss per share, respectively, as their effect was anti-dilutive.


(4) SEGMENT INFORMATION

    We produce and distribute interactive entertainment and hospitality communications products, and manage our business via two operating divisions:
Entertainment and Hospitality. Our reportable segments have been determined based upon the information provided to our chief decision makers.

    The Entertainment Division is comprised of the Buzztime Interactive Television Network (Buzztime iTV Network or iTV Network) and Buzztime Distribution.

    In the past year, we have completed the re-branding of our entertainment product offerings under the Buzztime brand, including the re-naming of the NTN iTV Network as the Buzztime iTV Network. With this 2006 first quarter report, we have modified our segment reporting by moving the Buzztime iTV Network segment out of the Hospitality Division and into the newly created Entertainment Division.

    Additionally, the segment formerly known as Buzztime Entertainment, Inc., is now presented as Buzztime Distribution segment. The Buzztime Entertainment, Inc. segment formerly absorbed all of the costs to produce and manage our game content. The newly designated Buzztime Distribution will now include only 10% of the costs of producing and managing the content, as this better matches the nature of the services provided to the segment. The remaining 90% of content costs are charged to the iTV Network segment.

    The Buzztime iTV Network generates revenue from providing an interactive television promotional game network to restaurants, sportsbars, taverns and pubs in North America and the UK and from selling third-party advertising on the Network. Buzztime Distribution generates revenue from distributing and licensing the company's game content to other interactive consumer platforms, including cable and satellite television, mobile phones, retail games, airlines and books.

    The Hospitality Division is comprised of NTN Wireless Communications (NTN Wireless) and NTN Software Solutions (Software Solutions). NTN Wireless earns revenue from producing and distributing guest and server paging systems to restaurants and other markets. NTN Software Solutions generates revenue from licensing, support and maintenance of our restaurant management and enterprise solutions software used to manage reservations and table service in restaurants and the sale of hardware required to operate these management solutions.

    Included in the operating income (loss) for the segments is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments. The segment results for March 31, 2005, below were prepared to conform to the 2006 presentation.

    The following tables set forth certain information regarding our segments and other operations (in thousands):

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                             2006           2005
                                                             ----           ----
Revenues
  Entertainment Division
    Buzztime TV Network                                  $  8,089       $  6,793
    Buzztime Distribution                                     180            294
                                                         --------       --------
       Total Entertainment Division                         8,269          7,087
                                                         --------       --------

  Hospitality Division
    NTN Wireless                                            1,529          1,466
    Software Solutions                                      1,264            954
                                                         --------       --------
      Hospitality Division                                  2,793          2,420
                                                         --------       --------
      Total revenue                                      $ 11,062       $  9,507
                                                         ========       ========

--------------------------------------------------------------------------------

Operating income (loss)
  Entertainment Division
    Buzztime iTV Network                                 $    570       $   (311)
    Buzztime Distribution                                    (220)          (384)
                                                         --------       --------
       Total Entertainment Division                           350           (695)
                                                         --------       --------
  Hospitality Division
    NTN Wireless                                              155             49
    Software Solutions                                       (382)          (670)
                                                         --------       --------
       Hospitality Division                                  (227)          (621)
                                                         --------       --------
      Total operating income (loss)                      $    123       $ (1,316)
                                                         ========       ========

--------------------------------------------------------------------------------

Net income (loss)
  Entertainment Division
    Buzztime iTV Network                                 $    525       $   (340)
    Buzztime Distribution                                    (222)          (386)
                                                         --------       --------
       Total Entertainment Division                           303           (726)
                                                         --------       --------
  Hospitality Division
    NTN Wireless                                              155             49
    Software Solutions                                       (382)          (670)
                                                         --------       --------
       Hospitality Division                                  (227)          (621)
                                                         --------       --------
      Net income (loss)                                  $     76       $ (1,347)
                                                         ========       ========

--------------------------------------------------------------------------------
                                                           AS OF           AS OF
                                                         MARCH 31,      DECEMBER 31,
                                                           2006            2005
Goodwill
  Entertainment Division
    Buzztime iTV Network                                 $    974       $    974
    Buzztime Distribution                                      --             --
                                                         --------       --------
      Total Entertainment Division                            974            974
                                                         --------       --------
  Hospitality Divison
    NTN Wireless                                              449            449
    Software Solutions                                      2,235          2,235
                                                         --------       --------
      Hospitality Division                                  2,684          2,684
                                                         --------       --------
        Total Goodwill                                   $  3,658       $  3,658
                                                         ========       ========




                                                            As of March 31
                                                            2006          2005
                                                         --------       --------
Total assets
  Entertainment Division
    Buzztime iTV Network                                 $ 18,555       $ 14,490
    Buzztime Distribution                                   2,569          2,867
                                                         --------       --------
      Total Entertainment Division                         21,124         17,357
                                                         --------       --------
  Hospitality Division
    NTN Wireless                                            1,929          1,915
    Software Solutions                                      4,283          4,368
                                                         --------       --------
      Total Hospitality Division                            6,212          6,283
                                                         --------       --------
  Corporate                                                 2,245          5,762
                                                         --------       --------
      Total assets                                       $ 29,581       $ 29,402
                                                         ========       ========

(5)  CONTINGENCIES

    From time to time, state tax authorities will make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. Today many states are expanding their interpretation of their sales and use tax statutes to derive additional revenue. While in the past our sales and use tax assessments have not been significant to our operations, it is likely that such expenses will grow in the future.

    We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of Buzztime iTV Network sites, began a sales tax audit. They concluded that our services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our services are provided to the consumers for free as a promotional service, which we believe falls outside the definition of amusement services as defined by the Texas tax code. We have successfully argued this position regarding amusement services with other states. We have appealed the assessment and the matter is currently at the administrative appeals level. We have retained a team of sales and use tax specialists in Texas to assist us in this matter. If we are able to reach a mutually agreeable conclusion at the administrative appeals level, we expect that a conclusion may be reached by the end of 2006. In the event the matter is not resolved at administrative appeals, we would likely take the matter before the District Court. At the District Court level, we would anticipate a resolution no earlier than 2007. While we believe that we have a strong position in this matter, there can be no assurance that we will resolve this matter in our favor.

    We are involved in various other claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

(6) DEFERRED REVENUE - BUZZTIME DISTRIBUTION

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

    At March 31, 2006 and December 31, 2005, we carried $598,000 and $632,000, respectively, in Deferred Revenue-Buzztime Distribution related to the Trial Agreement and Amendment.

(7) SALE OF SOFTWARE PRODUCTS

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

(8) ACCUMULATED OTHER COMPREHENSIVE LOSS

    Accumulated other comprehensive loss is the combination of accumulated net unrealized losses on investment available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada and of our United Kingdom operations into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period.

    For the three months ended March 31, 2006, and 2005, the components of accumulated other comprehensive loss were as follows (in thousands):

                                                 THREE MONTHS ENDED MARCH 31,
                                                    2006              2005
                                                    ----              ----

     Beginning balance...................       $     (449)       $     (469)
     Unrealized gain (loss) during period
        in investment available-for-sale.              (43)              181
     Foreign currency translation
        adjustments......................              (24)              ---
                                                ----------        ----------
     Ending balance......................       $     (516)       $     (288)
                                                ==========        ==========
(9) LINE OF CREDIT

    In March 2006, we signed a one-year $2.0 million credit facility agreement with Discovery Bank. Interest on the line is based on an independent index which is the highest rate on corporate loans posted by at least 75% of the thirty largest U.S. banks known as the Wall Street Journal's Prime Rate. The interest rate to be applied to the unpaid principal balance is not to exceed the Wall Street Journal Prime rate plus 0.5%. The line is secured by all inventories, equipment, accounts receivable and various other assets of NTN.

    In April 2006, we repaid in full the outstanding balance on the line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A. CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans, capital expenditures, industry trends and financial position of NTN Buzztime, Inc. and its subsidiaries. Forward-looking statements are based on information currently available to us and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as "expects," "anticipates," "could," "targets," "projects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "would," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that may be difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under the section entitled "Risk Factors," and in other reports we file with the Securities and Exchange Commission from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

B. OVERVIEW

    We produce and distribute interactive entertainment and hospitality communications products, and manage our business via two operating divisions:
Entertainment and Hospitality.

    The Entertainment Division is comprised of the Buzztime Interactive Television Network (Buzztime iTV Network or iTV Network) and Buzztime Distribution (formerly Buzztime Entertainment, Inc.). The Buzztime iTV Network distributes an interactive television promotional game network to restaurants, sportsbars, taverns and pubs in North America and the UK. Buzztime Distribution distributes the company's game content to other interactive consumer platforms, including cable and satellite television, mobile phones, retail games, airlines and books.

    The Hospitality Division is comprised of NTN Wireless Communications (NTN Wireless) and NTN Software Solutions (Software Solutions). NTN Wireless produces and distributes guest and server paging systems to restaurants and other markets. NTN Software Solutions develops and distributes customer management software to manage reservations and table service in restaurants.

    In the third quarter of 2005 we were approached by a hospitality-focused company stating an interest in purchasing the assets of NTN Wireless and Software Solutions. In the fourth quarter of 2005 we disclosed our interest in considering the sale of these businesses. This interest continues; and, as of the date of this filing, we have several interested parties for each of the two segments. Discussions with potential buyers are currently on hold, however, pending the assignment of certain contracts. If we cannot find buyers willing to pay what we believe are the market values for the assets, we may decide to maintain their operations. Until a transaction is completed, we will continue to grow these two business segments, which recently have experienced increased success in the hospitality industry.

ENTERTAINMENT DIVISION

BUZZTIME ITV NETWORK SEGMENT

    The Buzztime iTV Network (iTV Network; formerly the "NTN iTV Hospitality Network") has maintained a unique and preemptive position in the hospitality industry for over 20 years as a promotional platform providing interactive entertainment to restaurants and sportsbars. Approximately 73% of our current consolidated revenues come from the operations of this segment as we receive recurring service fees from hospitality venues that receive the transmission of our interactive entertainment.

    The iTV Network transmits a wide variety of engaging interactive multiplayer games, including trivia quiz shows, play-along sports programming, casino and casual games to hospitality locations. Patrons use our wireless game devices to interact with games displayed on television screens and compete locally and nationally with real-time scoring. After nearly 20 years of displaying only trivia and sports games, recent new content concepts such as Texas Hold'em have created strong demand for our product. During the past 7 quarters, we have experienced the most significant increase in domestic iTV site sales in over 8 years.

    We target national and regional hospitality chains as well as local independent venues that are looking for a competitive point-of-difference to attract and retain customers. We ended the quarter with 3,626 United States subscribers, 381 Canadian subscribers and 29 UK subscribers. Approximately 25% of our sites come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGIFriday's, Bennigan's Irish Grill, Applebee's and Damon's Grill.

    Through the transmission of engaging interactive content, stored on a site server at each location, our Buzztime iTV Network enables single- and multi-player participation as part of local, regional, national or international competitions supported with prizing and player recognition. Unlike coin-operated games, live entertainment and themed events which are either single-player based, expensive and/or require effort to coordinate and conduct, the Buzztime iTV Network offers a turnkey solution of unique multi-player, multi-venue entertainment requiring virtually no site staff involvement at a fraction of the comparable cost.

    Our Buzztime iTV Network also earns revenues from advertising and marketing communications services to companies seeking to reach the over six million unique out-of-home consumers each month that visit the iTV Network's 4,036 venues. With an average of four dedicated television screens per location, we provide advertisers with a targeted, cost-effective way to communicate their brand message, obtain consumer feedback, and stimulate product trial. Unlike current out-of-home advertising vehicles which are either static or lack multiple consumer exposure, we provide, as part of our game show formats, an end-to-end marketing communications solution comprised of full-motion video commercials, promotional messages, "advergaming" contextual opportunities and real-time interactive research capabilities at costs well below current media and research alternatives.

         VALUE PROPOSITION

    The Buzztime iTV Network has established itself as a cost-effective means of generating traffic to our hospitality locations, creating loyalty and return on investment based on the ability to positively impact venue revenue. According to a May 2000 report by Actionable Marketing Research, players stay longer (39% compared to non-players); spend more money (47% more than non-players); return more often (72% more than non-players); and demonstrate positive word-of-mouth (90% have or will recommend a Buzztime subscriber venue to a friend).

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

    In 2005, Buzztime iTV Network's domestic hospitality customers paid us an average of $567 per month per venue to use our interactive technology, and to offer our game transmissions to their patrons. Buzztime iTV Network venues enter into one- and two-year service agreements, with the average customer life of an Buzztime iTV Network site/venue of approximately three years.

    For more information on the Buzztime iTV Network, please see our 2005 Form 10-K or visit our website at www.buzztime.com.

         UNITED KINGDOM NETWORK LAUNCH

    In March 2005, we launched our iTV hospitality network product in the United Kingdom under the brand "Buzztime Network." In the late fall of 2005, we began our first broad marketing programs with a target of driving sales growth early in 2006. The year ended with 13 sites in operation. These sales are made through our exclusive United Kingdom independent representatives, Q109 Limited. In January 2006, we had sales of 8 site subscriptions, and in February 2006, we sold 18 sites. At March 31, 2006 we had 29 sites installed and 11 sold sites awaiting installation.

     In early May 2006, Greene King PLC., the third largest managed pub company in the UK, committed to increasing the number of locations offering the Buzztime iTV Network to nineteen of its UK pubs. The decision follows a three month period of testing the new Buzztime Network in two Green King pubs. The increase in sites offering the Buzztime iTV Network will enable Greene King to evaluate the impact on a wider scale. Locations joining the network are from Greene King's Hungry Horse brand, Real Pubs North, Town Locals and Real Pubs South.

    There are over 60,000 pubs in the United Kingdom and "Pub quizzes," presented verbally by the manager or a host, are a popular pub activity. Texas Hold'em is also popular, and represents a high proportion of our current game play. Buzztime Billiards was added in the United Kingdom and in North America in early May 2006. With our recent momentum, we believe that our network product may become very successful in this market.

    We also have granted an exclusive license to eBet Limited, an Australian gaming technology corporation, to distribute our games in commercial establishments and other public places throughout Australia and New Zealand via eBet Limited's own licensed network.

BUZZTIME DISTRIBUTION SEGMENT (FORMERLY PRESENTED AS BUZZTIME ENTERTAINMENT, INC. SUBSIDIARY)

    NOTE - BEGINNING WITH THIS REPORT, THE SEGMENT FORMERLY KNOWN AS BUZZTIME ENTERTAINMENT, INC., IS BEING PRESENTED AS BUZZTIME DISTRIBUTION. REVENUES AND EXPENSES IN THIS SEGMENT FORMERLY REFLECTED BOTH OUR EFFORTS TO LICENSE OUR GAME CONTENT AND TECHNOLOGY TO EMERGING INTERACTIVE PLATFORMS AND ALL OF THE COSTS TO PRODUCE AND MANAGE THAT CONTENT. IT WILL NOW INCLUDE ALL COSTS OF LICENSING BUT ONLY 10% OF THE COST OF CREATING AND MANAGING THE CONTENT, AS THIS BETTER MATCHES CONTENT COSTS WITH REVENUES IN THE SEGMENT. THE REMAINING 90% OF CONTENT COSTS ARE CHARGED TO THE ITV NETWORK SEGMENT.

    Buzztime Distribution generates revenue from distributing and licensing our Buzztime-branded Play Along TV(R) content and technology to interactive consumer platforms, with a primary focus on interactive cable television. Our distribution efforts focus on licencing real-time, mass-participation games and head-to-head multi-player games.

    The company develops, produces and distributes single-player and multi-player games for both one-way and two-way consumer platforms with a primary focus on interactive television. The games are designed for general audiences and include trivia quiz shows, real-time sports prediction competitions that are played along with live sporting events, multi-player card and billiard games as well as single-player card, arcade, puzzle and board games. The games are distributed through several platforms including the Buzztime Network, cable television, satellite television, mobile phones, home electronic games, cards, books and airplanes.

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

    Revenue for Buzztime Distribution is derived from license fees and royalties from third-party licensees who distribute Buzztime content to end-users, as well as from third-party development and production fees. It is also our plan to sell advertising when we achieve a critical mass of subscribers - particularly via cable television distribution.

THE HOSPITALITY DIVISION

    NTN WIRELESS SEGMENT

    NTN Wireless earns revenue from the sale of on-site wireless paging products to restaurants and other hospitality locations. These products are provided to customers waiting for a table and will activate to let them know when their table is ready, as well as to restaurant staff to alert them to certain issues, such as when hot food is ready to be served.

    SOFTWARE SOLUTIONS SEGMENT

    Software Solutions earns revenue from the licensing of seating management and reservation systems software as well as from providing professional services to Domino's Pizza LLC and to other customers. Software Solutions was formed in July 2003 when we acquired the assets and assumed certain liabilities of Breakaway International, Inc.

C. CRITICAL ACCOUNTING POLICIES

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

    o We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We reserve for all accounts that have suspended or terminated our Buzztime iTV Network services, all auto debit customers with balances that are greater than 60 days past due, plus 5% of all outstanding balances for iTV customers and 5% of outstanding balances for NTN Wireless and Software Solutions' customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

    o We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At March 31, 2006, the combined net amount of $6,419,000 of goodwill and intangible assets represented 22% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. As of January 1, 2002, we adopted the provisions of SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, ACCOUNTING FOR IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS.

        We performed our annual test for goodwill impairment for Software Solutions and NTN Canada, Inc., as of September 30, 2005, and for NTN Wireless as of December 31, 2005, and concluded that there was no indication of impairment. We retained a third-party valuation firm to assist in calculating fair values. The analysis was based on consideration of (1) the market value of comparable publicly traded companies; (2) the market value of similar companies involved in business combinations; and (3) an income approach of discounting the projected cash flows of operations. The projections of those units involved a number of assumptions and estimates, including revenue growth and operating margins, which we believe are reasonable based on existing operations and prospective business opportunities. We completed our evaluation and concluded that goodwill was not impaired as the fair values exceeded carrying values, including goodwill. The amount of goodwill as of March 31, 2006 was $3,658,000. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

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

        As of March 31, 2006, we owned common stock of an Australian company that is subject to market risk. At March 31, 2006, the carrying value of this investment was $215,000, which is net of a $602,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations.

    We do not have any of the following:

        o Off-balance sheet arrangements except for purchase orders, purchase commitments and operating leases;

        o Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

        o Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in Note 16 - Related Parties in our Form 10-K for the year ended December 31, 2005, ITEM 13. CERTAIN RELATIONSHIPS AND RELATED Transactions, or which are so non-material to fall below the materiality threshold of such item.

    ASSESSMENTS OF FUNCTIONAL CURRENCIES. The United States dollar is our functional currency, except for our operations in Canada and the United Kingdom.


D. RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

CHANGE IN REPORTING FORMAT AND ALLOCATIONS

     In the past year, we completed the re-branding of our entertainment product offerings under the Buzztime brand, including the re-naming of the NTN iTV Network as the Buzztime iTV Network.

     With this report, NTN Buzztime initiates a new presentation format of four operating segments, reflecting a change of primary focus and a consolidation of entertainment operations under one entity, which reflects the information provided to our chief decision makers. Formerly all costs of content development for all aspects of our entertainment operations were included in the Buzztime Entertainment operating results. With the consolidation of operations, 90% of content development costs are now expensed to the Buzztime iTV Network segment and 10% to Buzztime Distribution. The 2005 results conform to the 2006 presentation format.

     Additionally, with this 2006 first quarter report, we have modified our reporting format by moving the Buzztime iTV Network segment out of the Hospitality Division and into the Entertainment Division. Thus the Buzztime iTV Network and Buzztime Distribution now comprise the Buzztime Entertainment Division. The segments of NTN Wireless and NTN Software Solutions represent Hospitality Division.

GENERAL

    Operations for the three months ended March 31, 2006, resulted in a net income of $76,000 compared to a net loss of $1,347,000 for the three months ended March 31, 2005.

    As a result of adopting SFAS 123(R), our net income for the three months ended March 31, 2006 is approximately $283,000 lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006, would have been $ 0.01 if we had not adopted SFAS 123 (R) compared to reported basic and diluted earnings per share of $0.00, respectively.

REVENUES

    The consolidated revenues of NTN Buzztime, Inc. increased $1,555,000, or 16.4%, to $11,062,000 for the three months ended March 31, 2006, from $9,507,000 for the three months ended March 31, 2005. The revenue contribution from the two operating segments of the division for the three months ended March 31, 2006, and 2005 are shown in the following table (in thousands):

                                                     COMPONENTS OF REVENUE

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                  2006                2005               CHANGE
                                                                  ----                ----               ------
           Entertainment Division
           ----------------------
              Buzztime iTV Network.....................      $          8,089   $          6,793     $          1,296
              Buzztime Distribution....................                   180                294                 (114)
                                                             ----------------   ----------------     ----------------
                Entertainment Division.................                 8,269              7,087                1,182
                                                             ----------------   ----------------     ----------------

           Hospitality Division
           --------------------
              NTN Wireless.............................                 1,529              1,466                   63
              Software Solutions.......................                 1,264                954                  310
                                                             ----------------   ----------------     ----------------
                 Hospitality Division..................                 2,793              2,420                  373
                                                             ----------------   ----------------     ----------------

                   Consolidated revenue................      $         11,062   $          9,507     $          1,555
                                                             ================   ================     ================

    Within the Entertainment Division, we have several revenue contributors:
Buzztime iTV Network (our core subscription revenue) and Buzztime Distribution.

    As noted in the above table, our Buzztime iTV Network revenue from core subscription operations increased $1,296,000, or 19% in the first quarter of 2006 due to a worldwide increase of 322 in net site count over March 31, 2005.
As of March 31, 2006 the world wide customer site count was 4,036. This includes
29 sites in the U.K. as of March 31, 2006 compared to zero at March 31, 2005.
The number of sites in North America was 4,007 as of March 31, 2006 compared to 3,714 as of March 31, 2005. We believe that a large portion of this site count and revenue growth can be attributed to our new programming content, including our Texas Hold'em card game.

    Revenues from NTN Wireless increased $63,000 to $1,529,000 in the three months ended March 31, 2006, from $1,466,000 in the three months ended March 31, 2005. This increase occurred because of increased replacement sales in 2006 compared to the prior year period.

    Revenues from Software Solutions increased $310,000 to $1,264,000 in the three months ended March 31, 2006, from $954,000 in the three months ended March
31, 2005. This increase was primarily the result of increases in development service revenue and installations of software for large clients.

    Buzztime Distribution revenues decreased $114,000 to $180,000 in the three months ended March 31, 2006, from $294,000 in the three months ended March 31, 2005. The primary reason for decreased revenue in 2006 was the lower development service revenue from the Trial Agreement with Comcast Cable compared to the prior year.




OPERATING EXPENSES

    Consolidated direct operating costs increased only $45,000, or 1%, to $3,501,000 in the three months ended March 31, 2006, from $3,456,000 in the three months ended March 31, 2005. The following table compares the direct costs for each of our operating segments between the three months ended March 31, 2006 and 2005, respectively (in thousands):

                                                       DIRECT OPERATING COSTS
                                                    THREE MONTHS ENDED MARCH 31,
                                                        2006             2005            CHANGE
                                                        ----             ----            ------
 Entertainment Division
 ----------------------
   Buzztime iTV Network......................       $      2,364      $      2,255     $        109
     Buzztime Distribution licensing.........                112               147              (35)
                                                    ------------      ------------     ------------
        Entertainment Division                             2,476             2,402               74
                                                    ------------      ------------     ------------

 Hospitality Division
 --------------------
   NTN Wireless..............................                939               910               29
   Software Solutions........................                 86               144              (58)
                                                    ------------      ------------     ------------
     Hospitality Division....................              1,025             1,054              (29)
                                                    ------------      ------------     ------------

       Consolidated operating costs..........       $      3,501      $      3,456     $         45
                                                    ============      ============     ============

    Consolidated direct operating costs were essentially unchanged from the prior year three month period, even though consolidated revenues increased 17%.

    The $109,000 increase in the Buzztime iTV Network's direct operating costs came from a variety of factors, including an increased level of depreciation expense resulting from the increased number of sites and continued deployment of new equipment to convert customers to ITV2 and increased salary expense associated with production of content and live studio.

    The $29,000 increase in the direct operating costs of NTN Wireless was largely related to the lower level of cost of goods sold associated with the NTN
Wireless revenue decrease of $63,000 noted above. Our gross margin in the NTN
Wireless segment in the three months ended March 31, 2006, was 38.6%, a 0.7% increase over the 37.9% gross margin we recorded in the three months ended March
31, 2005.

    The $58,000 decrease in the direct operating costs of Software Solutions was largely related to lower hardware sales as compared to March 31, 2005. Our gross margin in the Software Solutions segment in the three months ended March 31, 2006, was 93.2%, a 8.3% increase over the 84.9% gross margin we recorded in the three months ended March 31, 2005.

    The $35,000 decrease in the direct operating costs of Buzztime Distribution was primarily due to a $27,000 decrease of amortization expense associated with assets fully amortized and $8,000 decrease in expense associated with hardware sales.




SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Consolidated selling, general and administrative expenses (SG&A) increased
$384,000, or 6%, to $6,817,000 in the three months ended March 31, 2006, from $6,433,000 in the three months ended March 31, 2005. The following table compares the selling, general and administrative expenses for each of our operating segments between the three months ended March 31, 2006, and 2005 (in thousands):

                                                      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                              THREE MONTHS ENDED MARCH 31,
                                                         2006              2005            CHANGE
                                                         ----              ----            ------
Entertainment Division
----------------------
   Buzztime iTV Network.......................       $      4,636       $      4,331     $        305
   Buzztime Distribution......................                252                492             (240)
                                                     ------------       ------------     ------------
      Entertainment Division                                4,888              4,823               65
                                                     ------------       ------------     ------------

Hospitality Division
--------------------
   NTN Wireless...............................                392                429              (37)
   Software Solutions.........................              1,537              1,181              356
                                                     ------------       ------------     ------------
      Hospitality Division....................              1,929              1,610              319
                                                     ------------       ------------     ------------

        Consolidated selling, general and
           administrative expenses............       $      6,817       $      6,433     $        384
                                                     ============       ============     ============

    The $305,000 SG&A increase in the Buzztime iTV Network segment was primarily due to $217,000 of the total Company stock based compensation expense in the three months ended March 31, 2006, upon the implementation of FAS 123R effective January 1, 2006. In addition in the quarter ended March 31, 2006, we recorded a charge of $134,000 (this includes $99,000 that is a non-cash stock charge) related to an estimated settlement for a legal matter.

    The $37,000 SG&A decrease in the NTN Wireless segment was due to decreases in marketing and commission expense associated with the mix of products sold.

    The $356,000 SG&A increase in the Software Solutions segment was due to increased staffing and telephone expense resulting from increased subscribers for help desk services, increased commissions and selling expense associated with a higher level of software sales.

    The $240,000 SG&A decrease in Buzztime Distribution was due primarily to reduced staffing associated with completion of development projects in mid 2005.

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

LITIGATION, LEGAL AND PROFESSIONAL FEES

    Litigation, legal and professional fees decreased $35,000 to $346,000 in the three months ended March 31, 2006, compared to $380,000 in the three months ended March 31, 2005. The litigation, legal and professional fees in the three months ended March 31, 2006 included costs related to compliance with Sarbanes-Oxley requirements and audit fees.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization not related to direct operating costs decreased by $10,000, or 4.6%, to $209,000 in the three months ended March 31, 2006 from $219,000 in the three months ended March 31, 2005 due to certain assets becoming fully depreciated.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses increased $7,000 to $66,000 in the three months ended March 31, 2006, from $59,000 in the three months ended March 31, 2005, due primarily to the completion of certain projects for the iTV Network.

OTHER INCOME (EXPENSE)

INTEREST INCOME AND EXPENSE

    Interest income in the three months ended March 31, 2006 was $31,000 compared to $26,000 in the three months ended March 31, 2005. Interest expense increased $22,000, or 91.7% to $46,000 in the three months ended March 31, 2006, compared to $24,000 in the three months ended March 31, 2005. The $700,000 balance outstanding on the line of credit throughout the three months ended March 31, 2006, resulted in greater interest than in the prior year period when there were no outstanding credit facility borrowings.

INCOME TAXES

    The NTN Hospitality Technologies Division is expected to report taxable income for the year ended December 31, 2006. For federal income tax reporting purposes and in unitary states where NTN may file on a combined basis, taxable losses incurred by Buzztime should be sufficient to offset the division's taxable income. In states where separate filing is required, the division will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, NTN Hospitality Technologies Division recorded a tax provision of $32,000 in the three months ended March 31, 2006. This was a $1,000 decrease compared to the $33,000 provision for income taxes recorded in the three months ended March 31, 2005.

ADJUSTED EBITDA

    Earnings before interest, taxes, depreciation and amortization, non-cash stock based compensation and payments and non-cash charge related to software product sale ("Adjusted EBITDA") is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States ("GAAP"). Nor should adjusted EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. Adjusted EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like NTN that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings.

    Our adjusted EBITDA increased $1,638,000 to $1,688,000 in the three months ended March 31, 2006, from adjusted EBITDA of $50,000 in the three months ended March 31, 2005. This adjusted EBITDA increase was primarily due to the net income of $76,000 recorded in the three months ended March 31, 2006 compared to the net loss of $1,347,000 for the similar prior year period.

    The following table reconciles our net income (loss) per GAAP to adjusted EBITDA, with the 2005 numbers conforming to the 2006 presentation format (in thousands):


                                                            THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------
                                                               2006               2005
                                                               ----               ----
              ADJUSTED EBITDA CALCULATION
              (IN 000'S)

              Net income (loss) per GAAP                 $         76        $     (1,347)
                   Interest expense (net)                          15                  (2)
                   Depreciation and amortization                1,157                 983
                   Non-cash stock based compensation
                     and payments                                 408                 107
                   Non-cash charge related to software
                     product sale                                 ---                 276
                   Income taxes                                    32                  33
                                                         ------------        ------------
              ADJUSTED EBITDA                            $      1,688        $         50
                                                         ============        ============

                                       23





    On a segment basis, our segments generated adjusted EBITDA levels as follows
(in thousands):

                                                         THREE MONTHS ENDED MARCH 31, 2006
                                  ---------------------------------------------------------------------------------------
                                         ENTERTAINMENT                 HOSPITALITY
                                         -------------                 -----------
  ADJUSTED EBITDA CALCULATION     BUZZTIME ITV     BUZZTIME      SOFTWARE          NTN
  (IN 000'S)                         NETWORK     DISTRIBUTION    SOLUTIONS       WIRELESS      CORPORATE        TOTAL
                                  ------------   ------------   ------------   ------------   ------------   ------------

Net income (loss) per GAAP        $        525   $       (222)  $       (382)  $        155   $         --   $         76

   Interest expense (net)                   14              1             --             --             --             15
   Depreciation and amortization           928            129             84             16             --          1,157

   Non-cash stock based
     compensation and payments             342             24             33              9             --            408
   Income taxes                             32             --             --             --             --             32
                                  ------------   ------------   ------------   ------------   ------------   ------------
ADJUSTED EBITDA                   $      1,841   $        (68)  $       (265)  $        180   $         --   $      1,688
                                  ============   ============   ============   ============   ============   ============

TOTAL ASSETS                      $     18,555   $      1,569   $      4,283   $      1,924   $      2,245   $     29,581
                                  ============   ============   ============   ============   ============   ============


                                                            THREE MONTHS ENDED MARCH 31, 2005
                                  ---------------------------------------------------------------------------------------
                                         ENTERTAINMENT                 HOSPITALITY
                                         -------------                 -----------
  ADJUSTED EBITDA CALCULATION     BUZZTIME ITV     BUZZTIME      SOFTWARE          NTN
  (IN 000'S)                         NETWORK     DISTRIBUTION    SOLUTIONS       WIRELESS      CORPORATE        TOTAL
                                  ------------   ------------   ------------   ------------   ------------   ------------


Net income (loss) per GAAP        $       (340)  $       (386)  $       (670)  $         49   $         --   $     (1,347)

   Interest expense (net)                   (3)             1             --             --             --             (2)
   Depreciation and amortization           709            156             92             26             --            983
   Non-cash stock based
     compensation and payments             107             --             --             --             --            107
   Non-cash charge related to
     software product sale                  --             --            276             --             --            276
   Income taxes                             33             --             --             --             --             33
                                  ------------   ------------   ------------   ------------   ------------   ------------
ADJUSTED EBITDA                   $        506   $       (229)  $       (302)  $         75   $         --   $         50
                                  ============   ============   ============   ============   ============   ============

TOTAL ASSETS                      $     14,490   $      2,867   $      4,368   $      1,915   $      5,762   $     29,402
                                  ============   ============   ============   ============   ============   ============


E. LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2006, we had cash and cash equivalents of $6,032,000 and working capital (current assets in excess of current liabilities) of $5,667,000 compared to cash and cash equivalents of $5,982,000 and working capital of $4,743,000 at December 31, 2005. For the three months period ending March 31, 2006 and 2005 net cash provided by operations was $957,000 and $242,000, respectively. This fluctuation in cash was primarily due to the $1,423,000 improvement in operating results moving to net income of $76,000 compared to a net loss of $1,347,000 in the three month periods ending March 31, 2006 and 2005, respectively.

    For the three months period ending March 31, 2006 and 2005 net cash used in investing activities was $832,000 and $1,485,000, respectively. Included in net cash used in investing activities in 2006 was approximately $429,000 in capital expenditures, $132,000 of software development, and $271,000 of deposits made on broadcast equipment.

    For the three months period ending March 31, 2006 and 2005 net cash used in financing activities was $29,000 and $213,000 provided by financing activities, respectively. Included in net cash used by financing activities in 2006 was $79,000 in proceeds from the exercise of options and warrants. These cash inflows were offset by $108,000 in principal payments on our capital leases.

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

FUTURE FINANCING NEEDS

    Our liquidity and capital resources, while stronger now than in recent years, remain limited, which may constrain our ability to operate and grow our business. However, cash flows from operations have increased significantly during the third and fourth quarters of 2005.

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

    On February 6, 2005, we announced the deployment of Texas Hold'em to all of our iTV2 sites, which numbered about 900 in North America. In 2005, we witnessed continued strong growth of sales for the Buzztime iTV Network. At the Nightclub and Bar Trade Show in early March 2005, which is one of our strongest trade shows, we had continued strong sales success. Each new site requires a capital investment of approximately $5,000 when connected to the Buzztime iTV Network via VSAT satellite technology. We believe that we have sufficient cash to operate our businesses through 2006.

    Capital requirements in 2006 will additionally depend upon two other growth initiatives. The first is the launch of our Buzztime iTV Network in the United Kingdom, beginning with an initial trial of 11 Buzztime iTV Network sites that began on March 1, 2005. We believe that a significant growth opportunity exists in the United Kingdom for our iTV product, and success in sales would require substantial capital for any level of significant deployments. The second is the intended broad distribution of the Buzztime Trivia Channel in digital cable television systems as sales efforts continue to focus on cable MSOs (the largest multiple system operators in the United States). With 8 current sites in operation, if this initiative succeeds as planned and we enter into national agreements with those cable operators, we intend to aggressively increase Buzztime sales and marketing efforts to more quickly advance our distribution within the United States market.

    A primary driver of capital use over the past three years has been the cost of deploying the VSAT technology in our Buzztime iTV Network. For more than 10 years, we transmitted our data through the FM2 satellite one-way platform. In 2003, we were informed that this platform would no longer be available to us after February 2005. After considering several alternative delivery channels, we entered into equipment purchase and satellite service agreements in 2003 to convert the Network to a much higher speed, two-way VSAT (Very Small Aperture Technology) satellite technology over the two-year period ending February 2005. These agreements were with the same reseller of satellite services that provided the FM2 satellite platform to us. The VSAT technology is more expensive than FM2, and, with our strong sales in 2005, our cash usage increased to fund the new installations.

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

        o NTN Wireless - This segment was profitable in 2005. We believe this segment should produce operating profits going forward, although this segment is very competitive and its gross margins remain under pressure.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of March 31, 2006, we owned common stock of an Australian company that is subject to market risk. At March 31, 2006, the carrying value of this investment was $215,000, which is net of a $602,000 unrealized loss. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At March 31, 2006, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $22,000 in the carrying value of the investment.

    We do not have any derivative financial instruments. Nor do we have any speculative or hedging instruments.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

    As of the end of the period covered by this report, our management evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as to whether such disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that there were no material weaknesses in our disclosure controls and procedures and that such disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance of achieving the desired control objectives, and therefore there were no corrective actions taken.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

    Since our evaluation as of December 31, 2005, other than as described in EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES, we have had no significant changes in our internal controls.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    We are subject to litigation from time to time in the ordinary course of our business. There currently is one potentially material arbitration item pending or threatened against us.

ARBITRATION WITH FORMER EMPLOYEE

    On May 5, 2005, a former employee of the company filed a Demand for Arbitration claiming that we had wrongfully rejected his request to exercise 20,000 options granted to him in 1997 that we deemed as expired in 1999. The former employee is seeking validation of his option grants, declaratory relief and specific performance, money damages for breach of contract and breach of the covenant of good faith and fair dealing, punitive damages, and attorneys' fees and costs. We answered the arbitration demand and asserted counterclaims. We have recorded an estimated total charge of $184,000, including $134,000 in the first quarter of 2006 related to this matter. The settlement negotiations are ongoing and, at this time, we do not know if a mutually acceptable settlement will be reached. We continue to vigorously defend the case.

ITEM 1A.  RISK FACTORS.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    There are no material changes form the risk factors as previously disclosed in NTN Buzztime, Inc.'s Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              NTN BUZZTIME, INC.

Date:  May 15, 2006                           By: /s/ Andy Wrobel
                                                  ------------------------------
                                                  Andy Wrobel
                                                  Authorized Signatory and Chief
                                                  Financial Officer

Item 6. EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
------                               -----------

3.1 Amended and Restated Certificate of Incorporation of the Company, as amended (4)
3.2 Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (7)
3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 22, 2000 (8)
3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 24, 2000 (8)
3.5      By-laws of the Company (2)
3.6 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 27, 2003 (15)
3.7 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated October 20, 2005 (20)
3.8 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated December 27, 2005 (20)
4.1      Specimen Common Stock Certificate (10)
4.2* Stock Option Agreement, dated October 7, 1998, by and between NTN Buzztime, Inc. and Stanley B. Kinsey (5)
4.3* Stock Option Agreement, dated October 7, 1999, by and between NTN Buzztime, Inc. and Stanley B. Kinsey (6)
4.4* Stock Option Agreement, dated January 26, 2001, by and between NTN Buzztime, Inc. and Stanley B. Kinsey (12)
4.5 Warrant Certificate issued January 13, 2003 by NTN Buzztime, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (18)
4.6 NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Buzztime, Inc. and Media General, Inc. (17)
4.7 Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Buzztime, Inc., Buzztime Entertainment, Inc. and Media General, Inc.
         (17)
4.8 Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (17)
4.9      Form of Common Stock Purchase Warrant issued to Roth Capital Partners
         (13)
4.10*    NTN Communications, Inc. 2004 Performance Incentive Plan (21)
4.11* Stock Option Agreement, dated June 28, 2005, by and between NTN Communications, Inc. and Stanley B. Kinsey (20)
10.1     License Agreement with NTN Canada (3)
10.2* Employment Agreement, dated September 9, 2004, by and between NTN Buzztime, Inc. and Stanley B. Kinsey (16)
10.3 Subscription Agreement dated January 13, 2003 between NTN Buzztime, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (18)
10.4 Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003
         (18)
10.5 Securities Purchase Agreement dated May 5, 2003 by and among NTN Buzztime, Inc., Buzztime Entertainment, Inc. and Media General, Inc.
         (17)
10.6 Placement Agency Agreement dated January 26, 2004 by and between Roth Capital Partners and NTN Buzztime, Inc. (13)
10.7 Manufacturing Agreement, dated November 25, 1997, by and between NTN Buzztime, Inc. and Climax Technology Co., Ltd. (9)
10.8 Office Lease, dated July 17, 2000, between Prentiss Properties Acquisition Partners, L.P. and NTN Buzztime, Inc. (11)
10.9 Asset Purchase Agreement dated July 30, 2003 by and among NTN Software Solutions, Inc., NTN Buzztime, Inc., Breakaway International, Inc. and the Seller Shareholders (15)
10.10 Asset Purchase Agreement dated December 15, 2003 by and among NTN Canada, Inc., NTN Buzztime, Inc., NTN Interactive Network, Inc. and Chell Group Corporation (14)
10.11 Settlement Agreement, effective as of February 28, 2005, between Long Range Systems, Inc. and NTN Buzztime, Inc. (19)
10.12 First Amendment to Lease, dated October 4, 2005, between Prentiss Properties Acquisition Partners L.P. and NTN Communications, Inc. (20)
10.13    License Agreement with NTN Canada, Inc. (3)
31       Rule 13a-14(a) Certifications (1)
32       Section 1350 Certifications (20)

* Management Contract or Compensatory Plan.

__________

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

(7) Previously filed as an exhibit to NTN's report on Form 8-K dated November 7, 1997 and incorporated herein by reference.
(8) Previously filed as an exhibit to NTN's report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
(9) Previously filed as an exhibit to NTN's report on Form 10-K/A dated March 5, 2001 and incorporated herein by reference.
(10) Previously filed as an exhibit to NTN's registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
(11) Previously filed as an exhibit to NTN's report on Form 10-K dated December 31, 2000, and incorporated by reference.
(12) Previously filed as an exhibit to NTN's report on Form 10-Q dated March 31, 2001 and incorporated by reference.
(13) Previously filed as an exhibit to NTN's report on Form 8-K dated January 29, 2004 and incorporated herein by reference.
(14) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
(15) Previously filed as an exhibit to NTN's Form 10-Q dated August 14, 2003 and incorporated herein by reference.
(16) Previously filed as an exhibit to NTN's report on Form 10-Q dated September 30, 2004 and incorporated herein by reference.
(17) Previously filed as an exhibit to NTN's registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
(18) Previously filed as an exhibit to NTN's Form 10-Q dated May 15, 2003 and incorporated herein by reference.
(19) Previously filed as an exhibit to NTN's Form 8-K dated March 18, 2005, and incorporated herein by reference.
(20) Previously filed as an exhibit to NTN's report on Form 10-K for the year ended December 31, 2005 and incorporated by reference.
(21) Previously filed as an exhibit to NTN's Form 10-Q dated August 9, 2005, and incorporated herein by reference.
(22)     Furnished concurrently herewith.