Form 10-K/A
period 2005-12-31
NTN BUZZTIME INC
filed 2006-07-12
CIK 748592

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
(Registrant’s telephone number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.005 par value	American Stock Exchange
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2005, computed by reference to the closing sale price of the common stock on the American Stock Exchange on June 30, 2005, was approximately $90,173,809. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 16, 2006, Registrant had 53,927,302 shares of common stock outstanding.
Documents Incorporated by Reference
Not applicable

Explanatory Note
This amendment to the Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Annual Report on Form 10-K/A) is being filed for the purpose of amending Item 15 of Part IV of the Annual Report on Form 10-K for the year ended December 31, 2005 of NTN Buzztime, Inc. (NTN), which was originally filed on March 27, 2006 (2005 Annual Report on Form 10-K). Several exhibits listed in the 2005 Annual Report on Form 10-K were not filed with the 2005 Annual Report on Form 10-K. Those exhibits are filed with this 2005 Annual Report on Form 10-K/A. All other Items of the 2005 Annual Report on Form 10-K are unaffected by the changes described above and have been omitted from this amendment. Information in this 2005 Annual Report on Form 10-K/A is stated as of December 31, 2005 and does not reflect any subsequent information or events.

Item		Page
	Part IV

15.	Exhibits and Financial Statement Schedules	1
EXHIBIT 3.7
EXHIBIT 3.8
EXHIBIT 4.11
EXHIBIT 10.11
EXHIBIT 31

PART IV
ITEM 15. Exhibits, Consolidated Financial Statement Schedules.
(a)	The following documents are filed as a part of this report:
Exhibits. The following exhibits are filed as a part of this report:

Exhibit No.		Description

3.1	—	Amended and Restated Certificate of Incorporation of the Company, as amended (4)

3.2	—	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (7)

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 22, 2000 (8)

3.4	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 24, 2000 (8)

3.5	—	By-laws of the Company (2)

3.6	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 27, 2003 (16)

3.7	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated October 20, 2005 (1)

3.8	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated December 28, 2005 (1)

4.1	—	Specimen Common Stock Certificate (10)

4.2*	—	Stock Option Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (5)

4.3*	—	Stock Option Agreement, dated October 7, 1999, by and between NTN Communications, Inc. and Stanley B. Kinsey (6)

4.4*	—	Stock Option Agreement, dated January 26, 2001, by and between NTN Communications, Inc. and Stanley B. Kinsey (12)

4.5	—	Warrant Certificate issued January 13, 2003 by NTN Communications, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)

4.6	—	NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Communications, Inc. and Media General, Inc. (18)

4.7	—	Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)

4.8	—	Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (18)

4.9	—	Form of Common Stock Purchase Warrant by and between Roth Capital Partners, LLC and NTN Communications, Inc. (14)

4.10*	—	NTN Communications, Inc. 2004 Performance Incentive Plan (22)

4.11*	—	Stock Option Agreement, dated June 28, 2005, by and between NTN Communications, Inc. and Stanley B. Kinsey (1)

10.1*	—	Employment Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (5)

10.2	—	Subscription Agreement dated January 13, 2003 between NTN Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)

10.3	—	Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003 (19)

10.4	—	Securities Purchase Agreement dated May 5, 2003 by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)

10.5	—	Placement Agency Agreement dated January 26, 2004 by and between Roth Capital Partners, LLC and NTN Communications, Inc. (14)

10.6	—	Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology Co., Ltd. (9)

10.7	—	Office Lease, dated July 17, 2000, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (11)

10.8	—	Asset Purchase Agreement dated July 30, 2003 by and among NTN Software Solutions, Inc., NTN Communications, Inc., Breakaway International, Inc. and the Seller Shareholders (17)

10.9	—	Asset Purchase Agreement dated December 15, 2003 by and among NTN Canada, Inc., NTN Communications, Inc., NTN Interactive Network, Inc. and Chell Group Corporation (15)

10.10*	—	Employment Agreement, dated September 9, 2004, by and between NTN Communications, Inc. and Stanley B. Kinsey (20)

10.11	—	First Amendment to Lease, dated October 4, 2005, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (1)

10.12	—	License Agreement with NTN Canada, Inc. (3)

14.0	—	Code of Ethics for Senior Financial Officers (13)

16.1	—	Letter, dated August 20, 2004, from KPMG to the Securities and Exchange Commission regarding change in certifying accountant of NTN (21)

21.1	—	Subsidiaries of Registrant (24)

Exhibit No.		Description

23.1	—	Consent of HASKELL & WHITE LLP (24)

23.2	—	Consent of KPMG LLP (24)

31	—	Certification of Officers pursuant to Rule 13a-14(a) (1)

32	—	Certification of Officers pursuant to Rule 13a-14(b) (23)

*	Management Contract or Compensatory Plan.

(1)	Filed herewith.

(2)	Previously filed as an exhibit to NTN’s registration statement on Form S-8, File No. 33-75732, and incorporated by reference.

(3)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference.

(4)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference.

(5)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference.

(6)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(7)	Previously filed as an exhibit to NTN’s report on Form 8-K dated October 31, 1997 and incorporated herein by reference.

(8)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.

(9)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on March 5, 2001 and incorporated herein by reference.

(10)	Previously filed as an exhibit to NTN’s registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.

(11)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference.

(12)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference.

(13)	Previously filed as an exhibit to NTN’s Form 10-K dated for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(14)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.

(15)	Previously filed as an exhibit to NTN’s registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.

(16)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

(17)	Previously filed as an exhibit to NTN’s report on Form 8-K dated July 31, 2003 and incorporated herein by reference.

(18)	Previously filed as an exhibit to NTN’s registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.

(19)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

(20)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(21)	Previously filed as an exhibit to NTN’s report on Form 8-K dated August 23, 2004 and incorporated herein by reference.

(22)	Previously filed as an exhibit to NTN’s report on Form 10-Q dated August 9, 2005 and incorporated herein by reference.

(23)	Previously filed as an exhibit to NTN’s report on Form 10-K dated March 27, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTN BUZZTIME, INC.
By:	/s/ Andy Wrobel
Andy Wrobel
Chief Financial Officer

Dated: July 12, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dario L. Santana	Chief Executive Officer	July 12, 2006
Dario L. Santana

*	Director	July 12, 2006
Gary Arlen

*	Director	July 12, 2006
Kendra Berger

*	Director	July 12, 2006
Barry Bergsman

*	Director	July 12, 2006
Robert B. Clasen

*	Director	July 12, 2006
Michael Fleming

*	Director	July 12, 2006
Neal Fondren

*By:	/s/ Andy Wrobel

Andy Wrobel
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Company, as amended (4)

3.2	—	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (7)

3.3	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 22, 2000 (8)

3.4	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 24, 2000 (8)

3.5	—	By-laws of the Company (2)

3.6	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 27, 2003 (16)

3.7	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated October 20, 2005 (1)

3.8	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated December 28, 2005 (1)

4.1	—	Specimen Common Stock Certificate (10)

4.2*	—	Stock Option Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (5)

4.3*	—	Stock Option Agreement, dated October 7, 1999, by and between NTN Communications, Inc. and Stanley B. Kinsey (6)

4.4*	—	Stock Option Agreement, dated January 26, 2001, by and between NTN Communications, Inc. and Stanley B. Kinsey (12)

4.5	—	Warrant Certificate issued January 13, 2003 by NTN Communications, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)

4.6	—	NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Communications, Inc. and Media General, Inc. (18)

4.7	—	Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)

4.8	—	Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (18)

4.9	—	Form of Common Stock Purchase Warrant by and between Roth Capital Partners, LLC and NTN Communications, Inc. (14)

4.10*	—	NTN Communications, Inc. 2004 Performance Incentive Plan (22)

4.11*	—	Stock Option Agreement, dated June 28, 2005, by and between NTN Communications, Inc. and Stanley B. Kinsey (1)

10.1*	—	Employment Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (5)

10.2	—	Subscription Agreement dated January 13, 2003 between NTN Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)

10.3	—	Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003 (19)

10.4	—	Securities Purchase Agreement dated May 5, 2003 by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)

10.5	—	Placement Agency Agreement dated January 26, 2004 by and between Roth Capital Partners, LLC and NTN Communications, Inc. (14)

10.6	—	Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology Co., Ltd. (9)

10.7	—	Office Lease, dated July 17, 2000, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (11)

10.8	—	Asset Purchase Agreement dated July 30, 2003 by and among NTN Software Solutions, Inc., NTN Communications, Inc., Breakaway International, Inc. and the Seller Shareholders (17)

10.9	—	Asset Purchase Agreement dated December 15, 2003 by and among NTN Canada, Inc., NTN Communications, Inc., NTN Interactive Network, Inc. and Chell Group Corporation (15)

10.10*	—	Employment Agreement, dated September 9, 2004, by and between NTN Communications, Inc. and Stanley B. Kinsey (20)

10.11	—	First Amendment to Lease, dated October 4, 2005, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (1)

10.12	—	License Agreement with NTN Canada, Inc. (3)

Exhibit No.		Description
14.0	—	Code of Ethics for Senior Financial Officers (13)

16.1	—	Letter, dated August 20, 2004, from KPMG to the Securities and Exchange Commission regarding change in certifying accountant of NTN (21)

21.1	—	Subsidiaries of Registrant (24)

23.1	—	Consent of HASKELL & WHITE LLP (24)

23.2	—	Consent of KPMG LLP (24)

31	—	Certification of Officers pursuant to Rule 13a-14(a) (1)

32	—	Certification of Officers pursuant to Rule 13a-14(b) (23)

*	Management Contract or Compensatory Plan.

(1)	Filed herewith.

(2)	Previously filed as an exhibit to NTN’s registration statement on Form S-8, File No. 33-75732, and incorporated by reference.

(3)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference.

(4)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference.

(5)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference.

(6)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(7)	Previously filed as an exhibit to NTN’s report on Form 8-K dated October 31, 1997 and incorporated herein by reference.

(8)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.

(9)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on March 5, 2001 and incorporated herein by reference.

(10)	Previously filed as an exhibit to NTN’s registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.

(11)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference.

(12)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference.

(13)	Previously filed as an exhibit to NTN’s Form 10-K dated for the fiscal year ended December 31, 2002 and incorporated herein by reference.

(14)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.

(15)	Previously filed as an exhibit to NTN’s registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.

(16)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

(17)	Previously filed as an exhibit to NTN’s report on Form 8-K dated July 31, 2003 and incorporated herein by reference.

(18)	Previously filed as an exhibit to NTN’s registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.

(19)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.

(20)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.

(21)	Previously filed as an exhibit to NTN’s report on Form 8-K dated August 23, 2004 and incorporated herein by reference.

(22)	Previously filed as an exhibit to NTN’s report on Form 10-Q dated August 9, 2005 and incorporated herein by reference.

(23)	Previously filed as an exhibit to NTN’s report on Form 10-K dated March 27, 2006.