Form 10-Q
period 2006-06-30
NTN BUZZTIME INC
filed 2006-08-09
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number 1-11460

NTN Buzztime, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

5966 LA PLACE COURT, CARLSBAD, CALIFORNIA	92008
(Address of principal executive offices)	(Zip Code)

(760) 438-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                         Accelerated filer  ☒                                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At July 31, 2006, the registrant had outstanding 54,500,431 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS (Pledged)
Current Assets:
Cash and cash equivalents	$6,746	$5,982
Restricted cash	71	69
Accounts receivable, net	3,279	3,630
Inventory	336	371
Investments available-for-sale	164	258
Deposits on broadcast equipment	556	799
Deferred costs	1,192	1,118
Prepaid expenses and other current assets	1,000	955

Total current assets	13,344	13,182

Broadcast equipment and fixed assets, net	7,436	8,085
Software development costs, net	841	706
Deferred costs	1,105	1,256
Goodwill	3,658	3,658
Intangible assets, net	2,570	2,946
Other assets	184	185

Total assets	$29,138	$30,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$858	$725
Accrued expenses	1,295	1,799
Sales tax payable	888	714
Accrued salaries	998	643
Accrued vacation	643	619
Income taxes payable	29	147
Obligations under capital leases – current portion	439	436
Revolving line-of-credit		700
Deferred revenue	2,293	2,024
Deferred revenue-Buzztime	567	632

Total current liabilities	8,010	8,439

Obligations under capital leases, excluding current portion	139	366
Deferred revenue	318	321

Total liabilities	8,467	9,126

Commitments and contingencies (Notes 5 and 9)

Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161,000 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 54,217,618 and 53,877,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	270	268
Additional paid-in capital	110,834	109,860
Accumulated deficit	(90,568)	(88,788)
Accumulated other comprehensive Income (loss)	134	(449)

Total shareholders’ equity	20,671	20,892

Total liabilities and shareholders’ equity	$29,138	$30,018

See accompanying notes to unaudited condensed consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$10,856	$9,629	$21,918	$19,136
Direct operating costs (includes depreciation of $993 and $837 for the three months ended June 30, 2006 and 2005, respectively, and $1,941 and $1,565 for the six months ended June 30, 2006 and 2005, respectively)	3, 698	3,438	7,199	6,858
Selling, general and administrative	7,678	6,795	14,495	13,228
Litigation, legal and professional fees	368	190	714	570
Depreciation and amortization (excluding depreciation included in direct costs)	208	165	417	420
Research and development	56	66	122	125
Non-cash charge related to software product sale	—	—	—	276

Total operating expenses	12,008	10,654	22,947	21,477

Operating loss	(1,152)	(1,025)	(1,029)	(2,341)

Other income (expense):
Interest income	18	25	49	51
Interest expense	(39)	(49)	(85)	(73)
Impairment on investments available-for-sale	(652)	—	(652)	—

Total other income (expense)	(673)	(24)	(688)	(22)

Loss before income taxes	(1,825)	(1,049)	(1,717)	(2,363)

Provision for income taxes	31	43	63	76

Net loss	$(1,856)	$(1,092)	$(1,780)	$(2,439)

Net loss per common share – basic and diluted	$(0.03)	$(0.02)	$(0.03)	$(0.05)

Weighted average shares outstanding – basic and diluted	54,157	53,403	54,044	53,313

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) (Unaudited)

(thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(1,856)	$(1,092)	$(1,780)	$(2,439)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	49	(8)	25	(7)
Unrealized gain (loss) on securities, net of reclassification adjustment	601	(62)	558	118

Other comprehensive income (loss)	650	(70)	583	111

Comprehensive loss	$(1,206)	$(1,162)	$(1,197)	$(2,328)

See accompanying notes to unaudited condensed consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,780)	$(2,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,358	1,985
Allowance for doubtful accounts	(33)	513
Non-cash stock-based compensation	698	192
Impairment on investments	652	—
Non-cash charge related to software product sale	—	276
Provision for warranties	—	2
Provision for sales returns	—	2
Loss from disposition of equipment	102	175
Changes in assets and liabilities:
Accounts receivable	384	(721)
Inventory	35	(12)
Deferred costs	75	(316)
Prepaid expenses and other assets	(45)	(96)
Accounts payable and accrued expenses	175	(121)
Provision for income tax	(112)	(55)
Deferred revenue	202	888

Net cash provided by operating activities	2,711	273

Cash flows from investing activities:
Capital expenditures	(704)	(2,279)
Software development expenditures	(263)	(270)
Deposits on broadcast equipment	(365)	(123)

Net cash used in investing activities	(1,332)	(2,672)

Cash flows from financing activities:
Principal payments on capital leases	(224)	(147)
Principal payments on equipment notes payable	—	(462)
Borrowings against revolving line of credit	—	700
Principal payments on revolving line of credit	(700)	—
Proceeds from exercise of stock options and warrants	278	265

Net cash (used in) provided by financing activities	(646)	356

Net increase (decrease) in cash and cash equivalents	733	(2,043)

Effect of exchange rate on cash	31	(20)

Cash and cash equivalents at beginning of period	5,982	6,710

Cash and cash equivalents at end of period	$6,746	$4,647

See accompanying notes to unaudited condensed consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(thousands)

	Six Months Ended June 30,
	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$85	$69

Income taxes	$203	$44

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases and notes payable	$—	$522

Reclass of deposits for equipment placed in service	$555	$949

Unrealized holding loss (gain) on investments available for sale	$—	$(118)

Issuance of common stock in payment of dividends	$5	$8

Investment in limited partnership	$—	$69

See accompanying notes to unaudited condensed consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) that are necessary for a fair presentation of the financial position of NTN Buzztime, Inc. and its wholly-owned subsidiaries (collectively, “we”, “our” or “NTN”) and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to our condensed consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2006.

The condensed consolidated financial statements for the three months and six months ended June 30, 2006 and 2005 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.

We have reclassified depreciation and amortization expense to direct operating costs for certain assets from selling, general and administrative expenses in the prior period condensed consolidated financial statements to conform to the current period presentation.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, financing operations, taxes and tax settlements and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

(2) STOCK-BASED COMPENSATION

Stock-Based Compensation Valuation Assumptions

We estimate the fair value of our stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) and our prior period pro forma disclosures of net income (loss), including stock-based compensation as required by SFAS No. 123. The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Compensation expense related to stock-based compensation is reported as selling, general and administrative based upon the department to which materially all of the associated employees report.

We used the historical stock price volatility to value our stock options under SFAS 123R and in accordance with SFAS 123 for purposes of its pro forma information. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for our company which we believe are indicative of future exercise behavior. For the risk free interest rate, we use the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on NTN’s history and expectation of dividend payouts.

The following weighted average assumptions were used for grants issued in the three and six months ended June 30, 2006 under the SFAS No. 123R requirements and in the three and six months ended June 30, 2005 under the SFAS No. 123 requirements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5%	3.73%	4.88%	3.73%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	64.33%	75.6%	65.48%	75.5%
Expected Life	5 years	4.8 years	5 years	4.8 years

In our pro forma disclosures prior to the adoption of SFAS No. 123R, we accounted for forfeitures as they occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. For both the three and six months ended June 30, 2006, we estimated a 13 % annual forfeiture rate.

Impact of SFAS No. 123R

The following table presents the impact to our consolidated financial statements as a result of our adoption of SFAS No. 123R for the three and six months ended June 30, 2006 (in thousands, except per share amounts):

	Three months ended June 30, 2006	Six months ended June 30, 2006
Stock-based compensation expense	$285	$568
Effect on earnings per share:
Basic and diluted	$.01	$.01

As of June 30, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $1,466,000 with a weighted average remaining vesting period of 1.91 years. We expect to amortize this expense over the remaining vesting period of these stock options.

Prior to the adoption of SFAS No. 123R, for options granted to employees, we applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and provided the pro forma disclosures of SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. No compensation expense has been recognized for options granted unless the grants were issued at exercise prices below market value prior to the adoption of SFAS No. 123R.

We account for options and warrants granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. We measure the fair value of such options using the Black-Scholes option pricing model at each financial reporting date. We account for changes in fair values between reporting dates in accordance with FIN 28. Stock-based compensation expense for options and warrants granted to non-employees during the three months ended June 30, 2006 and 2005, and six months ended June 30, 2006 and 2005 was $0, $18,000, $13,000, and $51,000, respectively.

Pro forma for 2005 Under SFAS No. 123R

The following table compares the earnings (loss) per share that we reported to the pro forma amounts that we would have reported for the three and six months ended June 30, 2005 had we recognized compensation expense for our stock-based compensation plans in accordance with SFAS No. 123R (in thousands, except per share amounts):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income (loss) as reported	$(1,092)	$(2,439)
Add: stock option-based employee compensation expense included in reported net loss, net of related tax effects	66	141
Deduct: stock-based employee compensation expense, net of related tax effects	(358)	(916)

Pro forma	$(1,384)	$(3,214)

Basic and diluted net loss per share, as reported	$(0.02)	$(0.05)
Basic and diluted net loss per share, pro forma	$(0.03)	$(0.06)

Stock Option Plans

2004 Performance Incentive Plan

We have two active stock option plans. The 2004 Performance Incentive Plan (the “2004 Plan”) was approved by our shareholders in September 2004 at a Special Meeting of Shareholders (Special Meeting). Our previous plan (the “1995 Plan”) had approximately 77,000 options available for grant in September 2004. As noted in our Proxy for the Special Meeting, the number of shares of common stock that remained available for award grants under the 1995 Plan immediately prior to the Special Meeting became available for award grants under the 2004 Plan. Under the 2004 Plan, options for the purchase of our common stock or other instruments such as deferred stock units may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options, and generally vest over four years. At its discretion, the Board of Directors can authorize acceleration of vesting periods. Options under both the 1995 Plan and the 2004 Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the 2004 Plan as of December 31, 2005 was 2,577,000. As of the effective date of the 2004 Plan, a total of 9,946,000 shares of common stock were then subject to outstanding awards granted under the 1995 Plan and any such awards that expire, are cancelled or otherwise terminate after will also be available for award grant purposes under the 2004 Plan. At June 30, 2006, a total of 9,173,000 options were outstanding, options to purchase 7,782,000 shares were exercisable, and 1,743,000 shares were available for future grant.

Special Stock Option Plan

In 1996, NTN adopted a Special Stock Option Plan (Special Plan). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares issued and outstanding under the Special Plan as of December 31, 2005 is 500,000. At June 30, 2006, a total of 500,000 options were outstanding, 500,000 shares were exercisable, and zero shares were available for future grant.

Buzztime Inc. Stock Incentive Plan

On May 31, 2001, Buzztime Entertainment, Inc. adopted an incentive stock option plan. Pursuant to the plan, Buzztime may grant options to purchase Buzztime common stock, subject to applicable share limits, upon terms and conditions specified in the plan. There are 300,000 shares authorized under this plan. To date, no options have been granted under the plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2006 (in thousands, except per share data):

	Special Plan		Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at January 1, 2006	500	$2.81	10,428	$1.49
Granted	—	—	227	$1.49
Exercised	—	—	(321)	$.86
Forfeited or expired	—	—	(1,161)	$2.56

Outstanding June 30, 2006	500	$2.81	9,173	$1.38

The following table summarizes information concerning currently outstanding and exercisable options (in thousands, except contractual life and exercise price data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Special Plan:
$2.81	500.38		$2.81	500	$2.81	$—

Option Plan:
$0.45-$1.50	6,010	4.52	$0.95	5,607	$0.91	$3,588
$1.51-$3.00	3,065	6.83	$2.15	2,085	$2.21	$—
$3.01-$4.94	98	1.85	$3.49	90	$3.50	$—

	9,173			7,782		$3,588

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on a per share price of $1.55 the closing price of our common stock on June 30, 2006 as reported by the American Stock Exchange, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of June 30, 2006 was 5,642,000.

The per share weighted-average fair value of stock options granted during the three months ended June 30, 2006 and 2005 and six months ended June 30, 2006 and 2005 was $1.54 , $1.17, $1.49 , and $1.91, respectively.

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 and six months ended June 30, 2006 and 2005 was $204,000, $186,000 and $252,000, $231,000, respectively.

The total cash received from employees as a result of employee stock option exercises during the three months ended June 30, 2006 and 2005 and six months ended June 30, 2006 and 2005 was approximately $199,000, $109,000 and $278,000, $157,000, respectively.

Warrants

In previous years, we granted warrants to non-employees in payment for services received and in connection with our public offering in January 2004.

The following summarizes warrant activity for the period ending June 30, 2006:

	Outstanding Warrants	Weighted Average Exercise Prices
December 31, 2005	1,344,000	$2.16
Granted	—	—
Exercised	—	—
Canceled	—	—

June 30, 2006	1,344,000	2.16

Balance exercisable at June 30, 2006	1,344,000	$2.16

A summary of warrants outstanding and exercisable by exercise price range at June 30, 2006 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00-$1.30	667,000	1.95 years	$1.11	667,000	$1.11
$1.31-$3.91	677,000	1.43 years	$3.19	677,000	$3.19

	1,344,000			1,344,000

(3) INCOME (LOSS) PER SHARE

For the three months ended June 30, 2006 and 2005, and the six months ended June 30, 2006 and 2005, the weighted average of options, warrants and convertible preferred stock representing approximately 12,103,000, 11,864,000 and 12,385,000, 11,982,000 potential common shares, respectively, have been excluded from the computation of net income and net loss per share, respectively, as their effect was anti-dilutive.

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

In the past year, we have completed the re-branding of our entertainment product offerings under the Buzztime brand, including the re-naming of the NTN iTV Network as the Buzztime iTV Network. Beginning with the 2006 first quarter report, we modified our segment reporting by moving the Buzztime iTV Network segment out of the Hospitality Division and into the newly created Entertainment Division.

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

The Buzztime iTV Network generates revenue from providing an interactive television promotional game network to restaurants, sports bars, taverns and pubs in North America and the U.K. and from selling third-party advertising on the Network. Buzztime Distribution generates revenue from distributing and licensing the company’s game content to other interactive consumer platforms, including cable and satellite television, mobile phones, retail games, airlines and books.

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

Included in the operating income (loss) for the segments is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments. The segment results for the three and six months ended June 30, 2005, below were reclassified to conform to the 2006 presentation.

The following tables set forth certain information regarding our segments and other operations for 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Entertainment Division
Buzztime iTV Network	$7,822	$6,920	$15,911	$13,712
Buzztime Distribution	107	232	287	526

Total Entertainment Division	7,929	7,152	16,198	14,238

Hospitality Division
NTN Wireless	1,645	1,504	3,174	2,971
Software Solutions	1,282	973	2,546	1,927

Hospitality Division	2,927	2,477	5,720	4,898

Total revenue	$10,856	$9,629	$21,918	$19,136

Operating income (loss)
Entertainment Division
Buzztime iTV Network	$(555)	$(194)	$14	$(505)
Buzztime Distribution	(401)	(650)	(620)	(1,034)

Total Entertainment Division	(956)	(844)	(606)	(1,539)

Hospitality Division
NTN Wireless	165	240	320	289
Software Solutions	(361)	(421)	(743)	(1,091)

Hospitality Division	(196)	(181)	(423)	(802)

Total operating income (loss)	$(1,152)	$(1,025)	$(1,029)	$(2,341)

Net income (loss)
Entertainment Division
Buzztime iTV Network	$(1,258)	$(259)	$(734)	$(599)
Buzztime Distribution	(402)	(652)	(623)	(1,038)

Total Entertainment Division	(1,660)	$(911)	(1,357)	(1,637)

Hospitality Division
NTN Wireless	165	240	320	289
Software Solutions	(361)	(421)	(743)	(1,091)

Hospitality Division	(196)	(181)	(423)	(802)

Net income (loss)	$(1,856)	$(1,092)	$(1,780)	$(2,439)

	As of June 30, 2006	As of December 31, 2005
Goodwill
Entertainment Division
Buzztime iTV Network	$974	$974
Buzztime Distribution	—	—

Total Entertainment Division	974	974

Hospitality Division
NTN Wireless	449	449
Software Solutions	2,235	2,235

Hospitality Division	2,684	2,684

Total Goodwill	$3,658	$3,658

	As of June 30, 2006	As of December 31, 2005
Total assets
Entertainment Division
Buzztime iTV Network	$17,938	$16,989
Buzztime Distribution	2,423	2,791

Total Entertainment Division	20,361	19,780

Hospitality Division
NTN Wireless	2,077	1,704
Software Solutions	4,411	4,178

Hospitality Division	6,488	5,882

Corporate	2,289	4,356

Total assets	$29,138	$30,018

(5) CONTINGENCIES

From time to time, state tax authorities make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. Today many states are expanding their interpretation of their sales and use tax statutes to derive additional revenue. While in the past our sales and use tax assessments have not been significant to our operations, it is likely that such expenses will grow in the future.

We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of Buzztime iTV Network sites, began a sales tax audit. They concluded that our services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our services are provided to the consumers for free as a promotional service, which we believe falls outside the definition of amusement services as defined by the Texas tax code. We appealed the assessment at the administrative appeals level and on August 1, 2006 we received a position letter from the state. The state agreed with our position that our services do not represent taxable amusement service. However, the state has now adopted the position that our services constitute taxable cable television services. We intend to aggressively defend our position that the service fee is a tax-exempt promotional service. The next opportunity to do so will be at a formal hearing, the date for which has not yet been set. While we believe that we have a strong position in this matter, there can be no assurances that we will resolve this matter in our favor.

We are involved in various other claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

(6) DEFERRED REVENUE – BUZZTIME DISTRIBUTION

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

At June 30, 2006 and December 31, 2005, $567,000 and $632,000 is recorded in Deferred Revenue-Buzztime Distribution related to the Trial Agreement and Amendment, respectively.

(7) SALE OF SOFTWARE PRODUCTS

On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point-of-sale software products developed and maintained by our Software Solutions segment. We received a non-dilutable 10% partnership interest in Intura in the transaction and will receive a royalty representing 20% of Intura’s revenues during the two years after February 4, 2005, up to a maximum of $100,000. Further, Intura will provide software development maintenance services for certain software for two years (we continue to retain the rights to the maintenance and support revenue from legacy products).

We engaged a third-party valuation firm to assist in determining the fair value of our 10% ownership interest in Intura. Based on this analysis, we concluded that the fair value of our investment in Intura was approximately $69,000. The sale of the software products, which we carried as part of our intangible assets, resulted in a one-time, non-cash charge of $276,000 recorded in the first quarter of 2005.

(8) ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss is the combination of accumulated net unrealized losses on investment available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada and of our United Kingdom operations into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period. The unrealized loss of the Company’s Australian investment as of March 31, 2006 and December 31, 2005 was $601,000 and $558,000, respectively. As of June 30, 2006, the carrying value of this investment declined further and the Company recorded an impairment charge of $652,000. The table below reflects the reversal of the previously recorded unrealized loss.

For the three and six months ended June 30, 2006, and 2005, the components of accumulated other comprehensive loss were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Beginning balance	$(516)	$(288)	$(449)	$(469)
Unrealized gain (loss) during period in investment available-for-sale	(51)	(62)	(94)	118
Reclassification adjustment for loss included in net loss	652	—	652	—
Foreign currency translation adjustments	49	(8)	25	(7)

Ending balance	$134	$(358)	$134	$(358)

(9) LINE OF CREDIT

In March 2006, we signed a one-year $2.0 million credit facility agreement with Discovery Bank. Interest on the line is based on an independent index which is the highest rate on corporate loans posted by at least 75% of the thirty largest U.S. banks known as the Wall Street Journal’s Prime Rate. The interest rate to be applied to the unpaid principal balance is not to exceed the Wall Street Journal Prime rate plus 0.5%. The line is secured by all inventories, equipment, accounts receivable and various other assets of NTN.

In April 2006, we repaid in full the outstanding balance of approximately $700,000 of principal and interest on the line of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans, capital expenditures, industry trends and financial position of NTN Buzztime, Inc. and its subsidiaries. Forward-looking statements are based on information currently available to us and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that may be difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, under the section entitled “Risk Factors,” and in other reports we file with the Securities and Exchange Commission from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

B. OVERVIEW

We produce and distribute interactive entertainment and hospitality communications products, and manage our business via two operating divisions: Entertainment and Hospitality.

The Entertainment Division is comprised of the Buzztime Interactive Television Network (Buzztime iTV Network or iTV Network) and Buzztime Distribution (formerly Buzztime Entertainment, Inc.). The Buzztime iTV Network distributes an interactive television promotional game network to restaurants, sports bars, taverns and pubs in North America and the U.K. Buzztime Distribution distributes the company’s game content to other interactive consumer platforms, including cable and satellite television, mobile phones, retail games, airlines and books.

The Hospitality Division is comprised of NTN Wireless Communications (NTN Wireless) and NTN Software Solutions (Software Solutions). NTN Wireless produces and distributes guest and server paging systems to restaurants and other markets. NTN Software Solutions develops and distributes customer management software to manage reservations and table service in restaurants.

In the third quarter of 2005 we were approached by a hospitality-focused company stating an interest in purchasing the assets of NTN Wireless and Software Solutions. In the fourth quarter of 2005 we disclosed our interest in considering the sale of these businesses. This interest continues; and, as of the date of this filing, we have several interested parties for each of the two segments. Discussions with potential buyers are currently on hold, however, pending the assignment of certain contracts. If we cannot find buyers willing to pay what we believe are the market values for the assets, we may decide to maintain these operations. Until a transaction is completed, we will continue to grow these two business segments, which recently have experienced increased success in the hospitality industry.

Entertainment Division

Buzztime iTV Network Segment

The Buzztime iTV Network (iTV Network; formerly the “NTN iTV Hospitality Network”) has maintained a unique and preemptive position in the hospitality industry for over 20 years as a promotional platform providing interactive entertainment to restaurants and sports bars. Approximately 72% of our current consolidated revenues come from the operations of this segment as we receive recurring service fees from hospitality venues and advertising revenues that make available to its customers the transmission of our interactive entertainment.

The iTV Network transmits a wide variety of engaging interactive multiplayer games, including trivia quiz shows, play-along sports programming, casino and casual games to hospitality locations. Patrons use our wireless game devices to interact with games displayed on television screens and compete locally and nationally with real-time scoring. After nearly 20 years of displaying only trivia and sports games, recent new content concepts such as Texas Hold’em have created new demand for our product.

We target national and regional hospitality chains as well as local independent venues that are looking for a competitive point-of-difference to attract and retain customers. We ended the quarter with 3,656 United States subscribers, 364 Canadian subscribers and 39 U.K. subscribers. Approximately 25% of our sites come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGIFriday’s, Bennigan’s Irish Grill, Applebee’s and Damon’s Grill.

Through the transmission of engaging interactive content stored on a site server at each location, our Buzztime iTV Network enables single- and multi-player participation as part of local, regional, national or international competitions supported with prizing and player recognition. Unlike coin-operated games, which are single-player based and live entertainment and themed events, which are expensive and/or require effort to coordinate and execute, the Buzztime iTV Network offers a turnkey solution of unique multi-player, multi-venue entertainment requiring little site staff involvement at a fraction of the cost of an event.

Our Buzztime iTV Network also earns revenues from advertising and marketing communications services to companies seeking to reach the millions of consumers that visit the iTV Network’s 4,059 venues. With an average of four dedicated television screens per location, we provide advertisers with a targeted, cost-effective way to communicate their brand message, obtain consumer feedback, and stimulate product trial. Unlike current out-of-home advertising vehicles which are either static or lack multiple consumer exposure, we provide, as part of our game show formats, an end-to-end marketing communications solution comprised of full-motion video commercials, promotional messages, “advergaming” contextual opportunities and real-time interactive research capabilities at costs well below current media and research alternatives.

Value Proposition

The Buzztime iTV Network has established itself as a cost-effective means of generating traffic to our customer/hospitality locations, creating loyalty and return on investment based on the ability to positively impact venue revenue. According to a May 2000 report by Actionable Marketing Research, players stay longer (39% compared to non-players); spend more money (47% more than non-players); return more often (72% more than non-players); and demonstrate positive word-of-mouth (90% have or will recommend a Buzztime subscriber venue to a friend).

We manage one of the world’s largest trivia game show libraries from our interactive broadcast studio where we also produce multi-player Texas Hold’em and Buzztime Billiards competitions, Predict the Play interactive television sports prediction games, real-time viewer polls and advertising.

By distributing turnkey promotional and marketing support to these venues, we provide a competitive advantage, as well as provide a cost-effective entertainment option when compared to other alternatives such as live entertainment, karaoke and food and drink discounts.

In 2005, Buzztime iTV Network’s domestic hospitality customers paid us an average of $567 per month per venue to use our interactive technology, and to offer our game transmissions to their patrons. Buzztime iTV Network venues enter into one- and two-year service agreements, with the average customer life of a Buzztime iTV Network site/venue of approximately three years.

United Kingdom Network Launch

In March 2005, we launched our iTV hospitality network product in the United Kingdom under the brand “Buzztime Network.” In the late fall of 2005, we began our first broad marketing programs with a target of driving sales growth early in 2006. The year ended with 13 sites in operation. These sales are made through our exclusive United Kingdom representatives, Q109 Limited. At June 30, 2006 we had 39 sites installed.

In early May 2006, Greene King PLC., the third largest managed pub company in the U.K., committed to increasing the number of locations offering the Buzztime iTV Network to nineteen of its U.K. pubs. The decision follows a three month period of testing the new Buzztime Network in two Green King pubs. The increase in sites offering the Buzztime iTV Network will enable Greene King to evaluate the impact on a wider scale. Locations joining the network are from Greene King’s Hungry Horse brand, Real Pubs North, Town Locals and Real Pubs South.

There are over 60,000 pubs in the United Kingdom and “Pub quizzes,” presented verbally by the manager or a host, are a popular pub activity. Texas Hold’em is also popular, and represents a high proportion of our current game play. Buzztime Billiards was added in the United Kingdom and in North America in early May 2006. With our recent momentum, we believe that our network product may become very successful in this market.

We also have granted an exclusive license to eBet Limited, an Australian gaming technology corporation, to distribute our games in commercial establishments and other public places throughout Australia and New Zealand via eBet Limited’s own licensed network.

Buzztime Distribution Segment (Formerly presented as Buzztime Entertainment, Inc. subsidiary)

Note - Beginning with the 2006 first quarter report, the segment formerly known as Buzztime Entertainment, Inc. is now presented as Buzztime Distribution. Revenues and expenses in the Buzztime Entertainment, Inc. segment formerly reflected both our efforts to license our game content and technology to emerging interactive platforms and all of the costs to produce and manage that content. Buzztime Distribution will now include all costs of licensing but only 10% of the cost of creating and managing the content, as this better matches content costs with revenues in the segment. The remaining 90% of content costs are charged to the iTV Network segment.

Buzztime Distribution generates revenue from distributing and licensing our Buzztime-branded content and related technology to interactive consumer platforms, with a primary focus on interactive cable and satellite television. Our distribution efforts focus on licensing real-time, mass-participation games, head-to-head multi-player games and single-player games.

The company develops, produces and distributes casual games for both one-way and two-way consumer platforms with a primary focus on interactive television. The games are designed for general audiences and include trivia quiz shows, real-time sports prediction competitions that are played along with live sporting events, multi-player card and billiard games as well as single-player card, arcade, puzzle and board games. The games are distributed through several platforms including the Buzztime iTV Network (restaurants and sports bars), cable television, satellite television, mobile phones, home electronic games, cards and books.

The Buzztime Trivia Channel debuted in June 2002 to Susquehanna Communications (now a Comcast-owned system) digital cable subscribers in York, Pennsylvania. We believe this was the first deployment of a real-time, two-way game channel via digital cable television in the United States that operates on commercially deployed digital set-top boxes in the home. The Buzztime Network is installed in 10 U.S. cable systems and is available to over 300,000 Comcast, Time Warner, and Blue Ridge digital cable subscribers within cable television systems in Pennsylvania, Virginia, Maryland, Maine, Louisiana and Alabama. Buzztime also has trivia games deployed on satellite television through Echostar’s DISH Network in the United States and Bell Canada’s ExpressVu in Canada, as well as to major North American wireless carriers through a licensing and development agreement with Airborne Entertainment. Buzztime currently works with leading companies such as Media General, Airborne Entertainment, Cadaco, Square One Publishers and others to bring consumers Buzztime game content.

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

Software Solutions Segment

Software Solutions earns revenue from the licensing of seating management and reservation systems software as well as from providing professional services to Domino’s Pizza LLC and to other customers. Software Solutions was formed in July 2003 when we acquired the assets and assumed certain liabilities of Breakaway International, Inc.

C. CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, share-based compensation, bad debts, investments, intangible assets, taxes and tax settlements and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition, we amortize these amounts over an estimated three-year average life of a customer relationship.

•	We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices, VSAT satellite dishes and associated electronics and the computers located at our customer sites. The Playmakers are depreciated over a four-year life, VSAT dishes and associated electronics over a four-year life and the computers over a three-year life. The depreciable life of these assets was determined based on their estimated useful life, which considers anticipated technology changes. If our Playmakers, VSAT dishes and associated electronics and the computers turn out to have longer lives, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers, VSAT dishes and associated electronics and the computers turn out to have shorter lives, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We reserve for all accounts that have suspended or terminated our Buzztime iTV Network services, all auto debit customers with balances that are greater than 60 days past due, plus 3-5% of all outstanding balances for iTV customers and 5% of outstanding balances for NTN Wireless and Software Solutions’ customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value, based on assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those we have projected, additional inventory write-downs may be required.

•	Revenues from sales of software generally contain multiple elements, and are recorded in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer’s location, the fee is fixed or determinable and collection is probable, provided that vendor specific evidence exists for any undelivered elements, namely annual support and maintenance. Along with the basic software license, our customers have the option to elect post contract support (PCS) for an additional fee, which is based on a stipulated percentage of the license fee. PCS consists of technical support as well as unspecified software upgrades and releases when and if made available by us during the term of the support period.

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

•	We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. At June 30, 2006, the combined net amount of $6,228,000 of goodwill and intangible assets represented 21% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. As of January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

We performed our annual test for goodwill impairment for Software Solutions and NTN Canada, Inc., as of September 30, 2005, and for NTN Wireless as of December 31, 2005, and concluded that there was no indication of impairment. We retained a third-party valuation firm to assist in calculating fair values. The analysis was based on consideration of (1) the market value of comparable publicly traded companies; (2) the market value of similar companies involved in business combinations; and (3) an income approach of discounting the projected cash flows of operations. The projections of those units involved a number of assumptions and estimates, including revenue growth and operating margins, which we believe are reasonable based on existing operations and prospective business opportunities. We completed our evaluation and concluded that goodwill was not impaired as the fair values exceeded carrying values, including goodwill. The amount of goodwill as of June 30, 2006 was $3,658,000. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

•

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

As of June 30, 2006, we owned common stock of an Australian company that is subject to market risk. At June 30, 2006, the carrying value of this investment was $164,000, which is net of a $652,000 realized impairment loss recognized in the second quarter of 2006 as we determined that the loss on the investment was other-than-temporary. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations.

We do not have any of the following:

•	Off-balance sheet arrangements except for purchase orders, purchase commitments and operating leases;

•	Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

•	Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in Note 16 – Related Parties in our Form 10-K for the year ended December 31, 2005, Item 13. Certain Relationships and Related Transactions, or which are so non-material to fall below the materiality threshold of such item.

Assessments of functional currencies. The United States dollar is our functional currency except for our operations in Canada and the United Kingdom, in which the respective functional currencies are the Canadian Dollar and Pound Sterling.

D. RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and June 30, 2005

Change in Reporting Format and Allocations

In the past year, we completed the re-branding of our entertainment product offerings under the Buzztime brand, including the re-naming of the NTN iTV Network as the Buzztime iTV Network.

In 2006, NTN Buzztime initiates a new presentation format of four operating segments, reflecting a change of primary focus and a consolidation of entertainment operations under one entity, which reflects the information provided to our chief decision makers. Formerly all costs of content development for all aspects of our entertainment operations were included in the Buzztime Entertainment, Inc. segment operating results. With the consolidation of operations, 90% of content development costs are now charged to the Buzztime iTV Network segment and 10% to Buzztime Distribution. The 2005 results conform to the 2006 presentation format.

Additionally, beginning with the 2006 first quarter report, we have modified our reporting format by moving the Buzztime iTV Network segment out of the Hospitality Division and into the Entertainment Division. Thus the Buzztime iTV Network and Buzztime Distribution now comprise the Buzztime Entertainment Division. The segments of NTN Wireless and NTN Software Solutions represent Hospitality Division.

General

Operations for the three months ended June 30, 2006, resulted in a net loss of $1,856,000 compared to a net loss of $1,092,000 for the three months ended June 30, 2005.

Revenues

The consolidated revenues of NTN Buzztime, Inc. increased $1,227,000, or 12.7%, to $10,856,000 for the three months ended June 30, 2006, from $9,629,000 for the three months ended June 30, 2005. The revenue contribution from the two operating segments of the division for the three months ended June 30, 2006, and 2005 are shown in the following table (in thousands):

Components of Revenue

	Three Months Ended June 30,
	2006	2005	Change
Entertainment Division
Buzztime iTV Network	$7,822	$6,920	$902
Buzztime Distribution	107	232	(125)

Entertainment Division	7,929	7,152	777

Hospitality Division
NTN Wireless	1,645	1,504	141
Software Solutions	1,282	973	309

Hospitality Division	2,927	2,477	450

Consolidated revenue	$10,856	$9,629	$1,227

Within the Entertainment Division, we have several revenue contributors: Buzztime iTV Network (our core subscription revenue) and Buzztime Distribution.

As noted in the above table, our Buzztime iTV Network revenue from core subscription operations increased $902,000, or 13.0% due to a worldwide increase of 227 in net site count over June 30, 2005. As of June 30, 2006 the world wide customer site count was 4,059. This includes 39 sites in the U.K. as of June 30, 2006 compared to zero at June 30, 2005. The number of sites in North America was 4,020 as of June 30, 2006 compared to 3,832 as of June 30, 2005. We believe that a large portion of this site count and revenue growth can be attributed to our new programming content, including our Texas Hold’em card game.

Buzztime Distribution revenues decreased $125,000 or 53.9% to $107,000 for the three months ended June 30, 2006, from $232,000 for the three months ended June 30, 2005. The decrease was primarily the result of a reduction in royalties earned on retail game products.

Revenues from NTN Wireless increased $141,000 or 9.4% to $1,645,000 for the three months ended June 30, 2006, from $1,504,000 for the three months ended June 30, 2005. The 2006 increase over the prior year period was primarily due to increased sales through our dealer channel.

Revenues from Software Solutions increased $309,000 or 31.8% to $1,282,000 for the three months ended June 30, 2006, from $973,000 for the three months ended June 30, 2005. The 2006 increase over the prior year period was primarily due increased deployments to Harrah’s properties.

Operating Expenses

Consolidated direct operating costs increased $260,000 or 7.6%, to $3,698,000 in the three months ended June 30, 2006, from $3,438,000 in the three months ended June 30, 2005. The following table compares the direct costs for each of our operating segments between the three months ended June 30, 2006 and 2005, respectively (in thousands):

	Direct Operating Costs Three Months Ended June 30,
	2006	2005	Change
Entertainment Division
Buzztime iTV Network	$2,434	$2,199	$235
Buzztime Distribution licensing	127	279	(152)

Entertainment Division	2,561	2,478	83

Hospitality Division
NTN Wireless	997	798	199
Software Solutions	140	162	(22)

Hospitality Division	1,137	960	177

Consolidated direct operating costs	$3,698	$3,438	$260

Consolidated direct operating costs increased $260,000 or 7.6% to $3,698,000 for the three months ended June 30, 2006 from $3,438,000 for the three months ended June 30, 2005, even though consolidated revenues increased by 12.7%.

The $235,000 increase in the Buzztime iTV Network’s direct operating costs was primarily due to an increase in depreciation expense resulting from an increased number of sites and continued deployment of new equipment to convert customers to ITV2; a series of applications and tools to allow multiplayer games on multiple TV channels.

The $152,000 decrease in the direct operating costs of Buzztime Distribution was primarily due to the 2005 write-off of capitalized salaries associated with discontinued projects.

The $199,000 increase in the direct operating costs of NTN Wireless was a result of increased cost of goods sold associated with the NTN Wireless revenue increase noted above, as well as an increase in unit price for our coaster pager. Our gross margin as a percentage of revenue in the NTN Wireless segment for the three months ended June 30, 2006, was 39.4% compared to 47.0% for the three months ended June 30, 2005. The decrease in margin was primarily due to a higher percentage of sales derived from our reseller channel, which typically yields a. lower margin.

The $22,000 decrease in the direct operating costs of Software Solutions was primarily due lower hardware sales as compared to the three months ended June 30, 2005. Our gross margin as a percentage of revenue in the Software Solutions segment in the three months ended June 30, 2006, was 89.1% compared to 83.4% for the three months ended June 30, 2005.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) increased $883,000, or 13.0%, to $7,678,000 for the three months ended June 30, 2006, from $6,795,000 for the three months ended June 30, 2005. The following table compares the selling, general and administrative expenses for each of our operating segments between the three months ended June 30, 2006, and 2005 (in thousands):

	Selling, General and Administrative Expenses Three Months Ended June 30,
	2006	2005	Change
Entertainment Division
Buzztime iTV Network	$5,386	$4,542	$844
Buzztime Distribution	345	558	(213)

Entertainment Division	5,731	5,100	631

Hospitality Division
NTN Wireless	467	453	14
Software Solutions	1,480	1,242	238

Hospitality Division	1,947	1,695	252

Consolidated selling, general and administrative expenses	$7,678	$6,795	$883

The $844,000 SG&A 2006 increase in the Buzztime iTV Network segment compared to the prior year three month period was primarily due to a one-time severance charge $435,000 associated with the departure of the Company’s former CEO and an increase of $173,000 in stock based compensation due to the implementation of FAS 123R and increased marketing expenses.

The $213,000 SG&A 2006 decrease in Buzztime Distribution compared to the prior year three month period was due primarily to reduced staffing associated with completion of development projects in mid-2005.

The $14,000 SG&A 2006 increase in the NTN Wireless segment compared to the prior year three month period was due primarily to an increase in bad debt expense.

The $238,000 SG&A 2006 increase in the Software Solutions segment compared to the prior year three month period was due to a one-time charge of $127,000 associated with an employment agreement, and increased staffing and telephone expense resulting from increased subscribers for help desk services.

Litigation, Legal and Professional fees

Litigation, legal and professional fees increased $178,000 or 93.7% to $368,000 for the three months ended June 30, 2006, compared to $190,000 for the three months ended June 30, 2005. The increase was primarily due to an overall increase in legal fees including expenses related to the hiring of a new CEO and exchange act filings.

Depreciation and Amortization Expenses

Depreciation and amortization not related to direct operating costs increased by $43,000, or 26%, to $208,000 for the three months ended June 30, 2006 from $165,000 for the three months ended June 30, 2005 due to additional computer and software related assets acquired since June 30, 2005.

Research and Development Expenses

Research and development expenses decreased $10,000 or 15.2% to $56,000 for the three months ended June 30, 2006, from $66,000 for the three months ended June 30, 2005, due primarily to the completion of certain projects for the iTV Network.

Other Income (Expense)

Interest Income and Expense

Interest income decreased $7,000 to $18,000 in the three months ended June 30, 2006 compared to $25,000 in the three months ended June 30, 2005. Interest expense decreased $10,000, or 20.4% to $39,000 in the three months ended June 30, 2006, compared to $49,000 in the three months ended June 30, 2005.

Impairment on Investments Held for Sale

The Company performed an evaluation at the end of the second quarter in 2006 and concluded that the decline in value of its Australian investment in was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its June 30, 2006 fair value. There were no similar-type impairments in the second quarter of 2005.

Income Taxes

The Company is expected to report a taxable loss for the year ending December 31, 2006. We expect that we will not incur a federal tax liability; however we will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, NTN Hospitality Technologies Division recorded a tax provision of $31,000 in the three months ended June 30, 2006. This was a $12,000 decrease compared to the $43,000 provision for income taxes recorded in the three months ended June 30, 2005.

Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, non-cash stock based compensation and payments, non-cash charge related to software product sale and non-cash charge related to investment for sale (“Adjusted EBITDA”) is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States (“GAAP”). Nor should Adjusted EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. Adjusted EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like NTN that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings.

Our Adjusted EBITDA increased $277,000 to $339,000 in the three months ended June 30, 2006, from Adjusted EBITDA of $62,000 in the three months ended June 30, 2005. This Adjusted EBITDA increase was primarily due to increased revenue in the Entertainment division associated with increased site count.

The following table reconciles our net income (loss) per GAAP to Adjusted EBITDA, with the 2005 numbers conforming to the 2006 presentation format (in thousands):

	Three Months Ended June 30,
Adjusted EBITDA Calculation (in 000’s)	2006	2005
Net loss per GAAP	$(1,856)	$(1,092)
Interest expense (net)	21	24
Depreciation and amortization	1,201	1,002
Non-cash stock based compensation and payments	290	85
Non-cash charge related to software product sale	—	—
Non-cash charge related to impairment of investment for sale	652	—
Income taxes	31	43

Adjusted EBITDA	$339	$62

On a segment basis, our segments generated Adjusted EBITDA levels as follows (in thousands):

	Three Months Ended June 30, 2006
	Entertainment		Hospitality		Corporate	Total
Adjusted EBITDA Calculation (in 000’s)	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless
Net income (loss) per GAAP	$(1,258)	$(402)	$(361)	$165	$—	$(1,856)
Interest expense (net)	20	1	—	—	—	21
Depreciation and amortization	956	144	84	17	—	1,201
Non-cash stock based compensation and payments	257	1	28	4	—	290
Non-cash charge related to impairment of investment held for sale	652					652
Income taxes	31	—	—	—	—	31

Adjusted EBITDA	$658	$(256)	$(249)	$186	$—	$339

Total Assets	$17,938	$2,423	$4,411	$2,077	$2,289	$29,138

	Three Months Ended June 30, 2005
	Entertainment		Hospitality		Corporate	Total
Adjusted EBITDA Calculation (in 000’s)	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless
Net income (loss) per GAAP	$(259)	$(652)	$(421)	$240	$—	$(1,092)
Interest expense (net)	23	1	—	—	—	24
Depreciation and amortization	742	160	86	14	—	1,002
Non-cash stock based compensation and payments	85	—	—	—	—	85
Non-cash charge related to software product sale	—	—	—	—	—	—
Income taxes	43	—	—	—	—	43

Adjusted EBITDA	$634	$(491)	$(335)	$254	$—	$62

Total Assets	$15,136	$3,375	$4,633	$1,596	$4,023	$28,763

Six Months Ended June 30, 2006 and June 30, 2005

Change in Reporting Format and Allocations

In 2006, we completed the re-branding of our entertainment product offerings under the Buzztime brand, including the re-naming of the NTN iTV Network as the Buzztime iTV Network.

With this report, NTN Buzztime initiates a new presentation format of four operating segments, reflecting a change of primary focus and a consolidation of entertainment operations under one entity, which reflects the information provided to our chief decision makers. Formerly all costs of content development for all aspects of our entertainment operations were included in the Buzztime Entertainment, Inc. segment operating results. With the consolidation of operations, 90% of content development costs are now charged to the Buzztime iTV Network segment and 10% to Buzztime Distribution. The 2005 results conform to the 2006 presentation format.

Additionally, beginning with the 2006 first quarter report, we have modified our reporting format by moving the Buzztime iTV Network segment out of the Hospitality Division and into the Entertainment Division. Thus the Buzztime iTV Network and Buzztime Distribution now comprise the Buzztime Entertainment Division. The segments of NTN Wireless and NTN Software Solutions represent Hospitality Division.

Operations for the six months ended June 30, 2006, resulted in a net loss of $1,780,000 compared to a net loss of $2,439,000 for the six months ended June 30, 2005.

Revenues

The consolidated revenues of NTN Buzztime, Inc. increased $2,782,000, or 14.5%, to $21,918,000 for the six months ended June 30, 2006, from $19,136,000 for the six months ended June 30, 2005. The revenue contribution from the two operating segments of the division for the six months ended June 30, 2006, and 2005 are shown in the following table (in thousands):

Components of Revenue

	Six Months Ended June 30,
	2006	2005	Change
Entertainment Division
Buzztime iTV Network	$15,911	$13,712	$2,199
Buzztime Distribution	287	526	(239)

Entertainment Division	16,198	14,238	1,960

Hospitality Division
NTN Wireless	3,174	2,971	203
Software Solutions	2,546	1,927	619

Hospitality Division	5,720	4,898	822

Consolidated revenue	$21,918	$19,136	$2,782

Within the Entertainment Division, we have several revenue contributors: Buzztime iTV Network (our core subscription revenue) and Buzztime Distribution.

As noted in the above table, our Buzztime iTV Network revenue from core subscription operations increased $2,199,000, or 16.0% due to a worldwide increase of 227 in net site count over June 30, 2005. As of June 30, 2006 the world wide customer site count was 4,059. This includes 39 sites in the U.K. as of June 30, 2006 compared to zero at June 30, 2005. The number of sites in North America was 4,020 as of June 30, 2006 compared to 3,832 as of June 30, 2005. We believe that a large portion of this site count and revenue growth can be attributed to our new programming content, including our Texas Hold’em card game.

Buzztime Distribution revenues decreased $239,000 or 45.4% to $287,000 for the six months ended June 30, 2006, from $526,000 for the six months ended June 30, 2005. The primary reason for the 2006 decrease in revenue compared to the prior year was lower development service revenue from the trial agreement with Comcast Cable compared to the prior year and a reduction in royalties earned on retail game products.

Revenues from NTN Wireless increased $203,000 or 6.8% to $3,174,000 for the six months ended June 30, 2006, from $2,971,000 for the six months ended June 30, 2005. The 2006 increase over the prior year period was primarily due to increased sales through our dealer channel.

Revenues from Software Solutions increased $619,000 or 32.1% to $2,546,000 for the six months ended June 30, 2006, from $1,927,000 for the six months ended June 30, 2005. The 2006 increase over the prior year period was primarily due to increased deployments to Harrah’s and other large properties.

Operating Expenses

Consolidated direct operating costs increased $341,000, or 5.0%, to $7,199,000 in the six months ended June 30, 2006, from $6,858,000 in the six months ended June 30, 2005. The following table compares the direct costs for each of our operating segments between the six months ended June 30, 2006 and 2005, respectively (in thousands):

	Direct Operating Costs Six Months Ended June 30,
	2006	2005	Change
Entertainment Division
Buzztime iTV Network	$4,799	$4,454	$345
Buzztime Distribution licensing	239	426	(187)

Entertainment Division	5,038	4,880	158

Hospitality Division
NTN Wireless	1,935	1,708	227
Software Solutions	226	270	(44)

Hospitality Division	2,161	1,978	183

Consolidated direct operating costs	$7,199	$6,858	$341

Consolidated direct 2006 operating costs increased 5.0% from the prior year six month period compared to a consolidated revenues increase of 14.5%.

The $345,000 increase in the Buzztime iTV Network’s 2006 direct operating costs was primarily due to an increased level of depreciation expense resulting from the continued deployment of new equipment to convert customers to ITV2 (a series of applications and tools to allow multiplayer games on multiple TV channels) and an increased number of sites, partially offset by a decrease in technical site visit expense due to a one-time adjustment in 2005.

The $187,000 decrease in the 2006 direct operating costs of Buzztime Distribution was primarily due to the 2005 write-off of capitalized salaries associated with discontinued projects.

The $227,000 increase in the 2006 direct operating costs of NTN Wireless was a result of increased cost of goods sold associated with the NTN Wireless revenue increase noted above, as well as an increase in the unit cost of our coaster pager. Our gross margin as a percentage of revenue in the NTN Wireless segment for the six months ended June 30, 2006, was 39.0% compared to 42.5% for the six months ended June 30, 2005. The decrease in margin was primarily due to a higher percentage of sales derived from our reseller channel, which typically yields a. lower margin.

The $44,000 decrease in the 2006 direct operating costs of Software Solutions was primarily due lower hardware sales as compared to the six months ended June 30, 2005. Our gross margin as a percentage of revenue in the Software Solutions segment for the six months ended June 30, 2006, was 91.1% compared to 86.0% for the six months ended June 30, 2005.

The $187,000 decrease in the 2006 direct operating costs of Buzztime Distribution was primarily due to the 2005 write-off of capitalized salaries associated with discontinued projects.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) increased $1,267,000, or 9.6%, to $14,495,000 for the six months ended June 30, 2006, from $13,228,000 for the six months ended June 30, 2005. The following table compares the selling, general and administrative expenses for each of our operating segments between the six months ended June 30, 2006, and 2005 (in thousands):

	Selling, General and Administrative Expenses Six Months Ended June 30,
	2006	2005	Change
Entertainment Division
Buzztime iTV Network	$10,022	$8,876	$1,146
Buzztime Distribution	596	1,050	(454)

Entertainment Division	10,618	9,926	692

Hospitality Division
NTN Wireless	859	880	(21)
Software Solutions	3,018	2,422	596

Hospitality Division	3,877	3,302	575

Consolidated selling, general and administrative expenses	$14,495	$13,228	$1,267

The $1,146,000 SG&A 2006 increase in the Buzztime iTV Network segment expenses compared to the same six month period in 2005 was due to several factors. The Company recorded a one-time severance charge $435,000 associated with the departure of the Company’s former CEO, stock based compensation expense increased by $309,000 due to the implementation of FAS 123R effective January 1, 2006, marketing and advertising expenses increased by $354,000, salaries and payroll related expenses increased by $251,000, temporary labor charges increased $259,000 due to increased administration support, recruiting expenses increased by $132,000 primarily related to the search for a new CEO and the Company also incurred a charge of $134,000 (including a $99,000 non-cash stock charge, excluded from the stock compensation variance referenced above) related to an estimated legal settlement. The increase in 2006 expenses was offset by decreases in expenses resulting from a $226,000 increase in the corporate allocation to other segments (which resulted in reduced iTV expense), travel and entertainment of $210,000, bad debt expense of $191,000 and marketing-outside production services of $155,000 compared to the prior year period.

The $454,000 SG&A 2006 decrease in Buzztime Distribution segment over the prior year six month period was due primarily to reduced staffing associated with completion of development projects in mid-2005.

The $21,000 SG&A 2006 decrease in the NTN Wireless segment over the prior year six month period was due to decreases in marketing and commission expense associated with a change in the mix of products sold.

The $596,000 SG&A 2006 increase in the Software Solutions segment over the prior year six month period was due to increased selling expenses including commissions and payroll related expenses totaling $522,000 resulting from increased sales volume and subscribers for help desk services and a one-time charge of $127,000 associated with an employment agreement, partially offset by decreases in marketing and advertising expenses.

Litigation, Legal and Professional fees

Litigation, legal and professional fees increased $144,000 or 25.3% to $714,000 for the six months ended June 30, 2006, from $570,000 for the six months ended June 30, 2005. The increase over prior year was primarily due to an overall increase in legal fees associated with the hiring of a new CEO and exchange act filings.

Depreciation and Amortization Expenses

Depreciation and amortization not related to direct operating costs decreased slightly by $3,000, or 1%, to $417,000 in the six months ended June 30, 2006 from $420,000 for the six months ended June 30, 2005, due to certain assets becoming fully depreciated.

Research and Development Expenses

Research and development expenses decreased slightly by $3,000 or 2.4% to $122,000 for the six months ended June 30, 2006, from $125,000 for the six months ended June 30, 2005, due to the completion of certain projects for the iTV Network.

Non-Cash Charge Related to Software Product Sale

On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point of sale software products developed and maintained by our Software Solutions segment as well as a non-exclusive right to develop and market the Enterprise software. We received a non-dilutable 10% partnership interest in Intura in the transaction and will receive 20% of Intura’s revenues received during the next two years, up to a maximum of $100,000. Intura will provide software development maintenance services for certain software for two years. The transfer of the software products, which we carried as part of our intangible assets, resulted in a one-time, non-cash charge of $276,000 for the six months ended June 30, 2005.

Other Income (Expense)

Interest Income and Expense

Interest income in the six months ended June 30, 2006 was $49,000 compared to $51,000 for the six months ended June 30, 2005. Interest expense increased $12,000, or 16% to $85,000 for the six months ended June 30, 2006, compared to $73,000 in the six months ended June 30, 2005.

Impairment on Investments Held for Sale

The Company performed an evaluation in the second quarter of 2006 and concluded that the decline in value of its Australian investment was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its June 30, 2006 fair value. There were no similar impairments in 2005.

Income Taxes

The Company is expected to report a taxable loss for the year ending December 31, 2006. We expect that we will not incur a federal tax liability; however we will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, NTN Hospitality Technologies Division recorded a tax provision of $63,000 for the six months ended June 30, 2006. This was a $13,000 decrease compared to the $76,000 provision for income taxes recorded for the six months ended June 30, 2005.

Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, non-cash stock based compensation and payments, non-cash charge related to software product sale and non-cash charge related to investment for sale (“Adjusted EBITDA”) is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States (“GAAP”). Nor should Adjusted EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. Adjusted EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like NTN that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings.

Our adjusted EBITDA increased $1,263,000 to $1,375,000 for the six months ended June 30, 2006, from adjusted EBITDA of $112,000 for the six months ended June 30, 2005. This Adjusted EBITDA increase was primarily due to a lower net loss and increase in non-cash charges which favorably impacted Adjusted EBITDA.

The following table reconciles our net income (loss) per GAAP to Adjusted EBITDA, with the 2005 numbers conforming to the 2006 presentation format (in thousands):

	Six Months Ended June 30,
Adjusted EBITDA Calculation (in 000’s)	2006	2005
Net income (loss) per GAAP	$(1,780)	$(2,439)
Interest expense (net)	36	22
Depreciation and amortization	2,358	1,985
Non-cash stock based compensation and payments	698	192
Non-cash charge related to software product sale	—	276
Income taxes	63	76

Adjusted EBITDA	$1,375	$112

On a segment basis, our segments generated adjusted EBITDA levels as follows (in thousands):

	Six Months Ended June 30, 2006
	Entertainment		Hospitality		Corporate	Total
Adjusted EBITDA Calculation (in 000’s)	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless
Net income (loss) per GAAP	$(734)	$(623)	$(743)	$320	$—	$(1,780)
Interest expense (net)	34	2	—	—	—	36
Depreciation and amortization	1,886	273	167	32	—	2,358
Non-cash stock based compensation and payments	599	25	61	13	—	698
Income taxes	63	—	—	—	—	63

Adjusted EBITDA	$1,848	$(323)	$(515)	$365	$—	$1,375

Total Assets	$17,938	$2,423	$4,411	$2,077	$2,289	$29,138

	Six Months Ended June 30, 2005
	Entertainment		Hospitality		Corporate	Total
Adjusted EBITDA Calculation (in 000’s)	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless
Net income (loss) per GAAP	$(599)	$(1,038)	$(1,091)	$289	$—	$(2,439)
Interest expense (net)	19	3	—	—	—	22
Depreciation and amortization	1,453	316	177	39	—	1,985
Non-cash stock based compensation and payments	192	—	—	—	—	192
Non-cash charge related to software product sale	—	—	276	—	—	276
Income taxes	76	—	—	—	—	76

Adjusted EBITDA	$1,141	$(719)	$(638)	$328	$—	$112

Total Assets	$15,136	$3,375	$4,633	$1,596	$4,023	$28,763

E. LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had cash and cash equivalents of $6,746,000 and working capital (current assets in excess of current liabilities) of $5,334,000 compared to cash and cash equivalents of $5,982,000 and working capital of $4,743,000 at December 31, 2005. For the six month period ended June 30, 2006 and 2005 net cash provided by operations was $2,711,000 and $273,000, respectively. The $2,438,000 increase in the cash generated by our operating activities was primarily due to improved collections and a reduction in net loss. Additionally, the 2006 net loss includes a $652,000 non-cash impairment charge.

For the six month period ended June 30, 2006 and 2005 net cash used in investing activities was $1,332,000 and $2,672,000, respectively. The decrease in investing activities compared to 2005 was primarily due to reduced capital expenditures associated with Game Pads (Playmakers).

For the six month period ended June 30, 2006 net cash used in financing activities was $646,000 as compared to $356,000 provided by financing activities for the six months ended June 30, 2005, Included in net cash used by financing activities in 2006 was $278,000 in proceeds from the exercise of options and warrants. These cash inflows were offset by principal payments on our line of credit and capital leases of $700,000 and 224,000 respectively.

Sale of Software Products

On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point-of-sale software products developed and maintained by our Software Solutions segment.

We received a non-dilutable 10% partnership interest in Intura in the transaction and will receive a royalty representing 20% of Intura’s revenues during the two years after February 4, 2005, up to a maximum of $100,000. Further, Intura will provide software development maintenance services for certain software for two years (we continue to retain the rights to the maintenance and support revenue from legacy products).

Future Financing Needs

Our liquidity and capital resources, while stronger now than in recent years, remain limited, which may constrain our ability to operate and grow our business.

Capital requirements for the balance of 2006 will depend upon the following growth initiatives:

•	The launch of our Buzztime iTV Network in the United Kingdom, beginning with an initial trial of 11 Buzztime iTV Network sites that began on March 1, 2005. We believe that a significant growth opportunity exists in the United Kingdom for our iTV product, and success in sales would require substantial capital for any level of significant deployments. As of June 30, 2006 we have a total of 39 installed sites in the UK.

•	The intended broad distribution of the Buzztime Trivia Channel in digital cable television systems as sales efforts continue to focus on cable MSOs (the largest multiple system operators in the United States). If this initiative succeeds as planned and we enter into national agreements with those cable operators, we intend to aggressively increase Buzztime sales and marketing efforts to more quickly advance our distribution within the United States market.

•	The cost associated with U.S. and Canadian site sales and the cost of converting U.S. sites to iTV2 technology as the Canadian conversion to iTV2 has been completed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of June 30, 2006, we owned common stock of an Australian company that is subject to market risk. At June 30, 2006, the carrying value of this investment was $164,000, which reflects a $652,000 impairment loss taken in the second quarter of 2006. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. At June 30, 2006, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $17,000 in the carrying value of the investment.

We do not have any derivative financial instruments and we do not have any speculative or hedging instruments.

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

Changes in Internal Control Over Financial Reporting

Since our evaluation as of December 31, 2005, we have had no significant changes in our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On May 5, 2005, a former employee of our company filed a Demand for Arbitration claiming that we had wrongfully rejected his request to exercise 20,000 options granted to him in 1997 that we deemed as expired in 1999. The former employee sought validation of his option grants, declaratory relief and specific performance, monetary damages for breach of contract and breach of the covenant of good faith and fair dealing, punitive damages, and attorneys’ fees and costs. We answered the arbitration demand and asserted counterclaims. On June 27, 2006, we entered into a settlement with the former employee, who withdrew the Demand for Arbitration. In exchange, we agreed to provide a cash payment of $85,000 to the former employee and to allow the exercise of a portion of the options at issue. We have recorded an estimated total charge of $184,000, including $134,000 in the first quarter of 2006 related to this matter.

We are subject to litigation from time to time in the ordinary course of our business.

Item 1A. Risk Factors.

Risk Factors That May Affect Future Results

There are no material changes from the risk factors as previously disclosed in NTN Buzztime, Inc.’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on June 14, 2006. The following matters were voted upon at such meeting:

1. To elect seven directors to hold office until the 2007 annual meeting of stockholders and until their respective successors are duly elected and qualified:

GARY ARLEN
Votes in Favor	42,195,179
Abstentions	5,025,336

KENDRA BERGER
Votes in Favor	42,451,942
Abstentions	4,768,573

BARRY BERGSMAN
Votes in Favor	38,357,249
Abstentions	8,863,266

ROBERT B. CLASEN
Votes in Favor	42,761,814
Abstentions	4,458,701

MICHAEL FLEMING
Votes in Favor	42,848,614
Abstentions	4,371,901

NEAL FONDREN
Votes in Favor	38,405,268
Abstentions	8,815,247

STANLEY B. KINSEY
Votes in Favor	38,099,893
Abstentions	9,120,622

Each of Mr. Arlen, Ms. Berger, Mr. Bergsman, Mr. Clasen, Mr. Fleming, Mr. Fondren and Mr. Kinsey was elected as a director to hold office until the annual meeting of stockholders in 2007 and until each of their respective successors is duly elected and qualified.

2. To ratify the appointment of HASKELL & WHITE LLP as independent accountants of NTN Buzztime, Inc. for the fiscal year ending December 31, 2006:

Votes In Favor	39,466,016
Votes Against	7,644,782
Abstentions	109,716

Item 5. Other Information.

In 2006, our board of directors adopted the 2006 Incentive Bonus Plan, under which all employees are eligible to receive an annual incentive bonus based on performance objectives established by our board of directors. The 2006 Incentive Bonus Plan is included as an exhibit to this form 10-Q.

Item 6. Exhibits

Exhibit No.		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Company, as amended (3)
3.2	—	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (6)
3.3	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 22, 2000 (7)
3.4	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 24, 2000 (7)
3.5	—	By-laws of the Company (2)
3.6	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 27, 2003 (11)
3.7	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated October 20, 2005 (15)
3.8	—	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated December 28, 2005 (15)
4.1	—	Specimen Common Stock Certificate (8)
4.2*	—	Stock Option Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (4)
4.3*	—	Stock Option Agreement, dated October 7, 1999, by and between NTN Communications, Inc. and Stanley B. Kinsey (5)

4.4*	—	Stock Option Agreement, dated January 26, 2001, by and between NTN Communications, Inc. and Stanley B. Kinsey (9)
4.5	—	Warrant Certificate issued January 13, 2003 by NTN Communications, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (13)
4.6	—	NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Communications, Inc. and Media General, Inc. (12)
4.7	—	Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (12)
4.8	—	Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (12)
4.9	—	Form of Common Stock Purchase Warrant by and between Roth Capital Partners, LLC and NTN Communications, Inc. (10)
4.10*	—	NTN Communications, Inc. 2004 Performance Incentive Plan (14)
4.11*	—	Stock Option Agreement, dated June 28, 2005, by and between NTN Communications, Inc. and Stanley B. Kinsey (15)
4.12*	—	Form of Stock Option Agreement between NTN Buzztime, Inc. and Dario Santana (1)
10.1*	—	Employment Agreement, dated June 7, 2006, by and between NTN Buzztime, Inc. and Dario Santana (1)
10.2*	—	2006 Incentive Bonus Plan (1)
31	—	Certification of Officers pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (1)
32	—	Certification of Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Management Contract or Compensatory Plan.
(1)	Filed herewith.
(2)	Previously filed as an exhibit to NTN’s registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
(3)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference.
(4)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference.
(5)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
(6)	Previously filed as an exhibit to NTN’s report on Form 8-K dated October 31, 1997 and incorporated herein by reference.
(7)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
(8)	Previously filed as an exhibit to NTN’s registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
(9)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference.
(10)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.
(12)	Previously filed as an exhibit to NTN’s registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
(13)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.
(14)	Previously filed as an exhibit to NTN’s report on Form 10-Q dated August 9, 2005 and incorporated herein by reference.
(15)	Previously filed as an exhibit to NTN’s report on Form 10-K/A dated July 12, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: August 8, 2006	By:	/s/ Andy Wrobel
Andy Wrobel
Authorized Signatory and Chief Financial Officer