Form 10-Q
period 2006-09-30
NTN BUZZTIME INC
filed 2006-11-09
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number 001-11460

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

At October 31, 2006, the registrant had outstanding 54,509,302 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,997	$5,982
Restricted cash	59	69
Accounts receivable, net	2,833	3,630
Inventory	376	371
Investments available-for-sale	262	258
Deposits on broadcast equipment	553	799
Deferred costs	1,148	1,118
Prepaid expenses and other current assets	856	955

Total current assets	14,084	13,182
Broadcast equipment and fixed assets, net	6,952	8,085
Software development costs, net	842	706
Deferred costs	1,041	1,256
Goodwill	3,658	3,658
Intangible assets, net	2,383	2,946
Other assets	183	185

Total assets	$29,143	$30,018

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$839	$725
Accrued expenses	1,336	1,799
Sales tax payable	909	714
Accrued salaries	819	643
Accrued vacation	584	619
Income taxes payable	68	147
Obligations under capital leases – current portion	412	436
Deferred revenue	2,317	2,024
Deferred revenue - Buzztime	380	632
Revolving line of credit	—	700

Total current liabilities	7,664	8,439
Obligations under capital leases, excluding current portion	55	366
Deferred revenue	298	321

Total liabilities	8,017	9,126

Commitments and contingencies (Notes 5 and 9)
Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 54,509,000 and 53,877,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	271	268
Additional paid-in capital	111,246	109,860
Accumulated deficit	(90,623)	(88,788)
Accumulated other comprehensive income (loss)	231	(449)

Total shareholders’ equity	21,126	20,892

Total liabilities and shareholders’ equity	$29,143	$30,018

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$10,938	$10,425	$32,856	$29,561
Direct operating costs (includes depreciation of $985 and $821 for the three months ended September 30, 2006 and 2005, respectively, and $2,926 and $2,386 for the nine months ended September 30, 2006 and 2005, respectively)	3,579	3,249	10,778	10,107
Selling, general and administrative	6,700	6,396	21,195	19,624
Litigation, legal and professional fees	454	267	1,168	837
Depreciation and amortization (excluding depreciation included in direct costs)	205	212	622	632
Research and development	56	70	178	195
Non-cash charge related to software product sale	—	—	—	276

Total operating expenses	10,994	10,194	33,941	31,671

Operating income (loss)	(56)	231	(1,085)	(2,110)

Other income (expense):
Interest income	45	20	94	71
Interest expense	(19)	(55)	(104)	(128)
Impairment on investments available-for-sale	—	—	(652)	—

Total other income (expense)	26	(35)	(662)	(57)

Income (loss) from operations before income taxes	(30)	196	(1,747)	(2,167)
Provision (benefit) for income taxes	25	(50)	88	26

Net income (loss)	$(55)	$246	$(1,835)	$(2,193)

Net income (loss) per share:
Basic and diluted	$(0.00)	$0.00	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic	54,427	53,604	54,173	53,411

Diluted	54,427	60,632	54,173	53,411

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(55)	$246	$(1,835)	$(2,193)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1)	44	24	37
Unrealized gain (loss) on securities, net of reclassification adjustment	98	(77)	656	41

Other comprehensive income (loss)	97	(33)	680	78

Comprehensive income (loss)	$42	$213	$(1,155)	$(2,115)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss from operations	$(1,835)	$(2,193)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,548	3,018
Provision for doubtful accounts	583	801
Non-cash stock-based compensation	912	239
Impairment on investments	652	—
Loss from disposition of equipment	146	216
Non-cash charge related to software product sale	—	276
Provision for sales returns	—	(1)
Changes in assets and liabilities:
Restricted cash	10	—
Accounts receivable	214	(791)
Inventory	(5)	96
Deferred costs	185	(498)
Prepaid expenses and other assets	99	12
Accounts payable and accrued expenses	30	(493)
Income taxes payable	(79)	(72)
Deferred revenue	19	1,025

Net cash provided by operating activities	4,479	1,635

Cash flows from investing activities:
Capital expenditures	(920)	(3,241)
Software development expenditures	(339)	(321)
Deposits on broadcast equipment	(620)	(136)

Net cash used in investing activities	(1,879)	(3,698)

Cash flows from financing activities:
Principal payments on capital leases	(335)	(266)
Principal payments on revolving line of credit	(700)	—
Proceeds from exercise of stock options and warrants	477	406
Principal payments on equipment notes payable	—	(541)
Borrowings against revolving line of credit	—	700

Net cash (used in) provided by financing activities	(558)	299

Net increase (decrease) in cash and cash equivalents	2,042	(1,764)
Effect of exchange rate on cash	(27)	28
Cash and cash equivalents at beginning of period	5,982	6,710

Cash and cash equivalents at end of period	$7,997	$4,974

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$103	$128

Income taxes	$309	$95

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases and notes payable	$—	$671

Reclass of deposits for equipment placed in service	$800	$—

Unrealized holding loss (gain) on investments available for sale	$(98)	$40

Issuance of common stock in payment of dividends	$5	$8

Investment in limited partnership	$—	$69

Supplemental non-cash disclosure of warrants exercised - during the nine months ended September 30, 2005 Allen & Company LLC exercised warrants for approximately 433,000 shares into approximately 284,000 shares of NTN common stock on a cashless exercise basis.

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of only normal, recurring adjustments) that are necessary for a fair presentation of the financial position of NTN Buzztime, Inc. and its wholly-owned subsidiaries: Buzztime Entertainment, Inc., NTN Wireless Communications, Inc., NTN Software Solutions, Inc. and NTN Canada, Inc. (collectively, “we”, “our” or “NTN”) and the results of operations and cash flows of NTN for the interim periods presented. Management has elected to omit substantially all notes to our condensed consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2006.

The condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, taxes and tax settlements, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

(2) SHARE-BASED COMPENSATION

Stock-Based Compensation Valuation Assumptions

We estimate the fair value of our stock options using a Black-Scholes option pricing model, consistent with the provisions of Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS No. 123R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) and our prior period pro forma disclosures of net income (loss), including stock-based compensation as required by SFAS No. 123. The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported as selling, general and administrative based upon the departments to which materially all of the associated employees report.

We used the historical stock price volatility as an input to value our stock options under SFAS No. 123R and in accordance with SFAS No. 123 for purposes of its pro forma information. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for our company which we believe are indicative of future exercise behavior. For the risk free interest rate, we use the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on NTN’s history and expectation of dividend payouts.

The following weighted average assumptions were used for grants issued for the three and nine months ended September 30, 2006 under the SFAS No. 123R requirements and for the three and nine months ended September 30, 2005 under the SFAS No. 123 requirements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	5.01%	3.88%	4.99%	3.74%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	63.5%	74.2%	63.8%	75.4%
Expected Life	5.0 years	4.8 years	5.0 years	4.8 years

In our pro forma disclosures prior to the adoption of SFAS No. 123R, we accounted for forfeitures as they occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. For both the three and nine months ended September 30, 2006, we estimated a 13% annual forfeiture rate.

Impact of SFAS No. 123R

The following table presents the impact to our condensed consolidated financial statements as a result of our adoption of SFAS No. 123R for the three and nine months ended September 30, 2006 (in thousands, except per share amounts):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Stock-based compensation expense	$278	$846
Effect on earnings per share:
Basic and diluted	$0.01	$0.02

As of September 30, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $1,579,000 with a weighted average remaining vesting period of 2.45 years. We expect to amortize this expense over the remaining vesting period of these stock options.

Prior to the adoption of SFAS No. 123R, for options granted to employees, we applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and provided the pro forma disclosures of SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. No compensation expense has been recognized for options granted unless the grants were issued at exercise prices below fair market value prior to the adoption of SFAS No. 123R.

We account for options and warrants granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. We measure the fair value of such options using the Black-Scholes option pricing model at each financial reporting date. We account for changes in fair values between reporting dates in accordance with FIN 28. Stock-based compensation expense related to options and warrants granted to non-employees for the three months ended September 30, 2006 and 2005, and nine months ended September 30, 2006 and 2005 was $0, $14,000, $13,000, and $65,000, respectively.

Pro forma for 2005 Under SFAS No. 123R

The following table reconciles the reported earnings (loss) per share to the pro forma amounts that we would have reported for the three and nine months ended September 30, 2005 had we recognized compensation expense for our stock-based compensation plans in accordance with SFAS No. 123R (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income (loss) as reported	$246	$(2,193)
Add: stock option-based employee compensation expense included in reported net income (loss), net of related tax effects	33	174
Deduct: stock-based employee compensation expense, net of related tax effects	(453)	(1,370)

Pro forma net loss	$(174)	$(3,389)

Basic and diluted net loss per share, as reported	$0.00	$(0.04)
Basic and diluted net loss per share, pro forma	$(0.00)	$(0.06)

Stock Option Plans

2004 Performance Incentive Plan

In September 2004, at a Special Meeting of Stockholders (Special Meeting), our stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of up to 2,500,000 shares of the Company's common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full are available for issuance under the 2004 Plan. On the effective date, the 1995 Plan had approximately 77,000 options available for grant.

Under the 2004 Plan, options for the purchase of our common stock or other instruments such as deferred stock units may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options, and generally vest over four years. At its discretion, the Board of Directors can authorize acceleration of vesting periods. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years and are exercisable at a price per share not less than the fair market value on the date of grant. As of September 30, 2006, a total of 9,566,000 options were outstanding and options to purchase 7,714,000 shares were exercisable under both plans. As of September 30, 2004, there were 1,063,000 shares available for future grant under the 2004 Plan.

Special Stock Option Plan

In 1996, NTN adopted a Special Stock Option Plan (the “Special Plan”). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares issued and outstanding under the Special Plan as of December 31, 2005 is 500,000. As of September 30, 2006, a total of 400,000 options were outstanding, 400,000 shares were exercisable, and zero shares were available for future grant under the Special Plan.

Buzztime Entertainment Inc. Stock Incentive Plan

On May 31, 2001, Buzztime Entertainment, Inc. (“Buzztime”) adopted an incentive stock option plan. Pursuant to the plan, Buzztime may grant options to purchase Buzztime common stock, subject to applicable share limits, upon terms and conditions specified in the plan. There are 300,000 shares authorized under this plan. To date, no options have been granted under the plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2006 (in thousands, except per share data):

	Special Plan		Option Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at January 1, 2006	500	$2.81	10,428	$1.49
Granted	—	—	1,449	1.41
Exercised	—	—	(608)	0.78
Forfeited or expired	(100)	2.81	(1,703)	2.33

Outstanding at September 30, 2006	400	$2.81	9,566	$1.38

The following table summarizes information concerning currently outstanding and exercisable options (in thousands, except contractual life and exercise price data):

	Options Outstanding			Options Exercisable		Aggregate Intrinsic Value
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Special Plan: $2.81	400	0.88	$2.81	400	$2.81	$—
Option Plans:
$0.45-$1.50	6,830	5.09	1.04	5,236	0.93	1,937
$1.51-$3.00	2,643	6.27	2.18	2,387	2.17	—
$3.01-$4.94	93	1.48	3.47	91	3.50	—

	9,566			7,714		$1,937

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on a per share price of $1.30 the closing price of our common stock on September 29, 2006 as reported by the American Stock Exchange, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of September 30, 2006 was 4,945,000.

The per share weighted-average fair value of stock options granted during the three months ended September 30, 2006 and 2005 and nine months ended September 30, 2006 and 2005 was $0.82, $1.15, $0.81, and $1.18, respectively.

The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 and nine months ended September 30, 2006 and 2005 was $113,000, $90,000, $365,000 and $321,000, respectively.

The total cash received as a result of stock option and warrant exercises during the three months ended September 30, 2006 and 2005 and nine months ended September 30, 2006 and 2005 was approximately $200,000, $139,000, $477,000 and $406,000, respectively.

Warrants

In previous years, we granted warrants to non-employees in payment for services received and in connection with our public offering in January 2004.

The following table summarizes warrant activity for the nine months ended September 30, 2006:

	Outstanding Warrants	Weighted Average Exercise Prices
December 31, 2005	1,344,000	$2.16
Granted	—	—
Exercised	—	—
Canceled	—	—

September 30, 2006	1,344,000	2.16

Balance exercisable at September 30, 2006	1,344,000	$2.16

A summary of warrants outstanding and exercisable by exercise price range as of September 30, 2006 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00-$1.30	667,000	1.71 years	$1.11	667,000	$1.11
$1.31-$3.91	677,000	1.18 years	$3.19	677,000	$3.19

	1,344,000			1,344,000

(3) INCOME (LOSS) PER SHARE

For the three months ended September 30, 2006, and the nine months ended September 30, 2006 and 2005, the weighted average of options, warrants and convertible preferred stock representing approximately 12,896,000, 12,265,000 and 11,948,000 potential common shares, respectively, have been excluded from the computation of net loss per share, respectively, as their effect was anti-dilutive. For the three months ended September 30, 2005, the weighted average of options, warrants, deferred stock units and convertible preferred stock representing approximately 5,482,000 potential common shares, respectively, have been excluded from the computation of net income per share, as their effect was anti-dilutive.

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

Additionally, the segment formerly known as Buzztime Entertainment, Inc., is now presented as the Buzztime Distribution segment. The Buzztime Entertainment, Inc. segment formerly absorbed all of the costs to produce and manage our game content. The newly designated Buzztime Distribution will now include only 10% of the costs of producing and managing the content, as this better matches the nature of the services provided to the segment. The remaining 90% of content costs are charged to the iTV Network segment.

The Buzztime iTV Network generates revenue from providing an interactive television promotional game network to restaurants, sports bars, taverns and pubs in North America and the U.K. and from selling third-party advertising on the Network. Buzztime Distribution generates revenue from distributing and licensing the company’s game content and technology to third-party consumer platforms, including cable television, satellite television, mobile phones, online, retail games and toys, airlines and books.

Included in the operating income (loss) for the segments is an allocation of corporate expenses, while the related corporate assets are not allocated to the segments. The segment results for the three and nine months ended September 30, 2005, below were reclassified to conform to the 2006 presentation.

The following tables set forth certain information regarding our segments for 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Entertainment Division
Buzztime iTV Network	$7,978	$7,385	$23,889	$21,097
Buzztime Distribution	354	515	641	1,041

Total Entertainment Division	8,332	7,900	24,530	22,138

Hospitality Division
NTN Wireless	1,483	1,269	4,656	4,240
Software Solutions	1,123	1,256	3,670	3,183

Total Hospitality Division	2,606	2,525	8,326	7,423

Total revenues	$10,938	$10,425	$32,856	$29,561

Operating income (loss):
Entertainment Division
Buzztime iTV Network	$517	$458	$531	$(46)
Buzztime Distribution	(190)	(167)	(812)	(1,202)

Total Entertainment Division	327	291	(281)	(1,248)

Hospitality Division
NTN Wireless	47	78	367	367
Software Solutions	(430)	(138)	(1,171)	(1,229)

Total Hospitality Division	(383)	(60)	(804)	(862)

Total operating income (loss)	$(56)	$231	$(1,085)	$(2,110)

Net income (loss):
Entertainment Division
Buzztime iTV Network	$518	$475	$(216)	$(124)
Buzztime Distribution	(191)	(169)	(814)	(1,207)

Total Entertainment Division	327	306	(1,030)	(1,331)

Hospitality Division
NTN Wireless	47	78	367	367
Software Solutions	(429)	(138)	(1,172)	(1,229)

Total Hospitality Division	(382)	(60)	(805)	(862)

Total net income (loss)	$(55)	$246	$(1,835)	$(2,193)

	As of September 30, 2006	As of December 31, 2005
Goodwill:
Entertainment Division
Buzztime iTV Network	$974	$974
Buzztime Distribution	—	—

Total Entertainment Division	974	974

Hospitality Division
NTN Wireless	449	449
Software Solutions	2,235	2,235

Total Hospitality Division	2,684	2,684

Total goodwill	$3,658	$3,658

	As of September 30, 2006	As of December 31, 2005
Total assets:
Entertainment Division
Buzztime iTV Network	$18,450	$16,989
Buzztime Distribution	2,358	2,791

Total Entertainment Division	20,808	19,780

Hospitality Division
NTN Wireless	2,146	1,704
Software Solutions	3,752	4,178

Total Hospitality Division	5,898	5,882

Corporate	2,437	4,356

Total assets	$29,143	$30,018

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

We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of Buzztime iTV Network sites, began a sales tax audit. The state of Texas concluded that our services are amusement services and are therefore subject to sales taxes. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our services are provided to the consumers for free as a promotional service, which we believe falls outside the definition of amusement services as defined by the Texas tax code. We appealed the assessment at the administrative appeals level and on August 1, 2006 we received a position letter from the state. The state agreed with our position that our services do not represent taxable amusement services. However, the state has now adopted the position that our services constitute taxable cable television services. We intend to aggressively defend our position that the service fee is a tax-exempt promotional service. The next opportunity to do so will be at a formal hearing, which is scheduled for November 15, 2006. While we believe that we have a strong position in this matter, there can be no assurances that we will resolve this matter in our favor.

We are involved in various other claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

The Company has agreements with certain key employees which include payment obligations to such employees if they are terminated without cause. As of September 30, 2006, the aggregate amount potentially payable pursuant to such agreements total approximately $760,000.

(6) DEFERRED REVENUE – BUZZTIME DISTRIBUTION

In February 2003, we entered into a Trial Agreement with a major cable operator that involves developing the Buzztime Trivia Channel for potential deployment on two different cable technology platforms within its system. Under the Trial Agreement, the cable operator has the right to apply 50% of any amount it pays us related to the Trial Agreement against future development and/or license fees paid for the carriage of the Buzztime Trivia Channel. During 2003 and 2004, we received $500,000 under this agreement to be used for license fees and professional services. As of September 30, 2006 and December 31, 2005, $95,000 and $250,000, respectively, remained in Deferred Revenue – Buzztime.

In 2005, we amended this Trial Agreement to add license option rights to new game applications (in addition to the Buzztime Trivia Channel) and new development platforms. We also extended the expiration date of the Trial Agreement through December 2006 and have also extended the right for the cable operator to use its 50% credit per the original agreement. In March 2005, $500,000 was received under this amendment to be applied towards license fees incurred. As of September 30, 2006 and December 31, 2005, $280,000 and $379,000, respectively, related to this amendment remained in Deferred Revenue – Buzztime.

(7) SALE OF SOFTWARE PRODUCTS

On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point-of-sale software products developed and maintained by our Software Solutions segment. We received a non-dilutable 10% partnership interest in Intura in the transaction and will receive a royalty representing 20% of Intura’s revenues generated during the two years after February 4, 2005, up to a maximum of $100,000. Further, Intura will provide software development maintenance services for certain software for two years, while we retain the rights to the maintenance and support revenue from legacy products.

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is the combination of accumulated net unrealized losses on investments available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada and of our United Kingdom operations into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period. The unrealized gain (loss) of the Company’s Australian investment as of September 30, 2006 and December 31, 2005 was $98,000 and $(558,000), respectively. The Company recorded an impairment charge of $652,000 in the second quarter of 2006. Since that time the carrying value of this investment has increased $98,000 to $262,000. The table below reflects the reversal of the previously recorded unrealized loss as well as the current unrealized gain.

For the three and nine months ended September 30, 2006, and 2005, the components of accumulated other comprehensive loss were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Beginning balance	$134	$(358)	$(449)	$(469)
Foreign currency translation adjustments	(1)	44	24	37
Unrealized gain (loss) during period in investment available-for-sale	98	(77)	4	41
Reclassification adjustment for loss included in net loss	—	—	652	—

Ending balance	$231	$(391)	$231	$(391)

(9) LINE OF CREDIT

In March 2006, we signed a one-year $2.0 million credit facility agreement with Discovery Bank. Interest on the line is based on the Wall Street Journal’s Prime Rate. The interest rate to be applied to the unpaid principal balance is not to exceed the Wall Street Journal Prime rate plus 0.5%. The line is secured by all inventories, equipment, accounts receivable and various other assets of NTN.

On July 16, 2003, we entered into a $1,000,000 line of credit arrangement with Pacific Mercantile Bank. In April 2006, we repaid in full the outstanding balance of approximately $700,000 of principal and interest on this line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAINS FORWARD-LOOKING STATEMENTS WITH THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS REFLECT FUTURE EVENTS, RESULTS, PERFORMANCE, PROSPECTS AND OPPORTUNITIES, INCLUDING STATEMENTS RELATED TO OUR STRATEGIC PLANS, CAPITAL EXPENDITURES, INDUSTRY TRENDS AND FINANCIAL POSITION OF NTN BUZZTIME, INC. AND ITS SUBSIDIARIES. FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION CURRENTLY AVAILABLE TO US AND OUR CURRENT EXPECTATIONS, ESTIMATES, FORECASTS, AND PROJECTIONS ABOUT THE INDUSTRIES IN WHICH WE OPERATE AND THE BELIEFS AND ASSUMPTIONS OF MANAGEMENT. WORDS SUCH AS ‘EXPECTS,’ ANTICIPATES,’ ‘COULD,’ ‘TARGETS,’ ‘PROJECTS,’ ‘INTENDS,’ ‘PLANS,’ ‘BELIEVES,’ ‘SEEKS,’ ‘ESTIMATES,’ ‘MAY,’ ‘WILL,’ ‘WOULD,’ VARIATIONS OF SUCH WORDS, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION, ANY STATEMENTS WHICH REFER TO PROJECTIONS OF OUR FUTURE FINANCIAL PERFORMANCE, OUR ANTICIPATED GROWTH AND TRENDS IN OUR BUSINESSES, AND OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES, ARE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED THAT THESE FORWARD-LOOKING STATEMENTS ARE ONLY PREDICTIONS AND ARE SUBJECT TO RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT MAY BE DIFFICULT TO PREDICT. THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005, UNDER THE SECTION ENTITLED ‘RISK FACTORS,’ AND IN OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT FOR ANY REASON.

Web Site Access to SEC Filings

We maintain an Internet website at www.ntn.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

OVERVIEW

We produce and distribute interactive entertainment and hospitality communications products, and manage our business via two operating divisions: Entertainment and Hospitality.

The Entertainment Division is comprised of the Buzztime Interactive Television Network (Buzztime iTV Network or iTV Network) and Buzztime Distribution (formerly Buzztime Entertainment, Inc.). The Buzztime iTV Network distributes an interactive television promotional game network to restaurants, sports bars, taverns and pubs in North America and the U.K. Buzztime Distribution distributes the company’s game content and technology to other third-party consumer platforms, including cable television, satellite television, mobile phones, online, retail games and toys, airlines and books.

The Hospitality Division is comprised of NTN Wireless Communications (NTN Wireless) and NTN Software Solutions (Software Solutions). NTN Wireless produces and distributes guest and server paging systems to restaurants and other markets. NTN Software Solutions develops and distributes customer management software to manage reservations and table service in restaurants.

In the third quarter of 2005 we were approached by a hospitality-focused company stating an interest in purchasing the assets of NTN Wireless and Software Solutions. In the fourth quarter of 2005, we disclosed our interest in considering the sale of these businesses. This interest continues. If we cannot find buyers willing to pay what we believe are the market values for the assets, we may decide to maintain these operations. Until a transaction is completed, we intend to continue to grow these two businesses.

Entertainment Division

Buzztime iTV Network Segment

The Buzztime iTV Network (iTV Network; formerly the “NTN iTV Hospitality Network”) has maintained a unique and preemptive position in the hospitality industry for over 20 years as a promotional platform providing interactive entertainment to patrons in restaurants and sports bars (hospitality venues). Approximately 74% of our current consolidated revenues are derived from this segment as we receive recurring service fees from subscribing hospitality venues (Network subscribers) and advertising revenues.

The iTV Network transmits a wide variety of engaging interactive multiplayer games, including trivia quiz shows, play-along sports programming, casino-style and casual games to our Network Subscribers. Patrons use our wireless game controllers (Playmakers) to play along with the Buzztime games which are displayed on television screens. Buzztime players can compete with other players within their hospitality venue and also against players in other Network Subscriber venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of September 30, 2006, we had 3,677 United States Network subscribers, 365 Canadian subscribers and 51 U.K. subscribers. Approximately 28% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGIFriday’s, Bennigan’s Irish Grill, Applebee’s and Damon’s Grill.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime iTV Network also earns revenue from advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime iTV Network’s 4,093 venues.

United Kingdom Network Launch

In March 2005, we launched the Buzztime iTV Network product in the United Kingdom under the brand “Buzztime Network.” In the late fall of 2005, we began our first broad marketing programs with a goal of driving sales growth early in 2006. U.K. sales are made through our exclusive United Kingdom representative, Q109 Limited. As of September 30, 2006 we had 51 subscribers installed in the U.K.

Buzztime Distribution Segment (formerly presented as Buzztime Entertainment, Inc. subsidiary)

Note - Beginning with the 2006 first quarter report, the segment formerly known as Buzztime Entertainment, Inc. is now presented as Buzztime Distribution. Revenues and expenses in the Buzztime Entertainment, Inc. segment formerly reflected both our efforts to license our game content and technology to emerging interactive platforms and all of the costs to produce and manage that content. Buzztime Distribution will now include all costs of licensing but only 10% of the cost of creating and managing the content, as this better matches content costs with revenues in the segment. The remaining 90% of content costs are charged to the Buzztime iTV Network segment.

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

The Buzztime Trivia Channel debuted in June 2002 to Susquehanna Communications’ (now a Comcast-owned system) digital cable subscribers in York, Pennsylvania. We believe this was the first deployment of a real-time, two-way game channel via digital cable television in the United States that operates on commercially deployed digital set-top boxes in the home. The Buzztime Network is installed in 10 U.S. cable systems and is available to over 300,000 Comcast, Time Warner, and Blue Ridge digital cable subscribers within cable television systems in Pennsylvania, Virginia, Maryland, Maine, Louisiana and Alabama. Buzztime also has trivia games deployed on satellite television through Echostar’s DISH Network in the United States and Bell Canada’s ExpressVu in Canada, as well as to major North American wireless carriers through a licensing and development agreement with Airborne Entertainment. Buzztime currently works with leading companies such as Media General, Airborne Entertainment, Cadaco, Square One Publishers and others to deliver Buzztime game content to consumers.

Revenue for Buzztime Distribution is derived from license fees and royalties from third-party licensees who distribute Buzztime content to end-users, as well as from third-party development and production fees. It is also our plan to sell advertising when we achieve a critical mass of subscribers particularly via cable television distribution.

The Hospitality Division

NTN Wireless Segment

NTN Wireless earns revenue from the sale of on-site wireless paging products to restaurants and other hospitality locations. These products are provided to customers waiting for a table and will activate to let them know when their table is ready. These products can also be used to alert restaurant staff to issues such as when hot food is ready to be served.

Software Solutions Segment

Software Solutions earns revenue from the licensing of seating management and reservation systems software as well as from providing professional services to Domino’s Pizza LLC and to other customers. Software Solutions was formed in July 2003 when we acquired the assets and assumed certain liabilities of Breakaway International, Inc.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of site equipment, share-based compensation, bad debts, investments, intangible assets, taxes and tax settlements and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	We record deferred costs and revenues related to the costs and related installation revenue associated with installing new customer sites. Based on SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition, we amortize these amounts over an estimated three-year average life of a customer relationship.

•	We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices, VSAT satellite dishes and associated electronics and the computers located at our customer sites. The Playmakers are depreciated over a four-year life, VSAT dishes and associated electronics over a four-year life and the computers over a three-year life. The depreciable life of these assets was determined based on their estimated useful life, which considers anticipated technological changes. If our Playmakers, VSAT dishes and associated electronics and the computers turn out to have longer lives, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers, VSAT dishes and associated electronics and the computers turn out to have shorter lives, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We reserve for all accounts that have suspended or terminated our Buzztime iTV Network services, all auto debit customers with balances that are greater than 60 days past due, plus 3%-6% of all outstanding balances for iTV customers and 6% of outstanding balances for NTN Wireless and Software Solutions’ customers. Additional reserves may be established if specific customers’ balances are identified as potentially uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•	We assess our inventory for estimated obsolescence or unmarketable inventory and write down the difference between the cost of inventory and the estimated market value, based on assumptions about future sales and supply on-hand. If actual market conditions are less favorable than those we have projected, additional inventory write-downs may be required.

•	Revenues from sales of software generally contain multiple elements, and are recorded in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer’s location, the fee is fixed or determinable and collection is probable, provided that vendor specific evidence exists for any undelivered elements, namely annual support and maintenance. Along with the basic software license, our customers have the option to elect post contract support for an additional fee, which is based on a stipulated percentage of the license fee. Post contract support consists of technical support as well as unspecified software upgrades and releases when and if made available by us during the term of the support period.

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

Revenue from development services consists of customizations and, therefore, we recognize revenue from development services as the services are performed under the agreements. We recognize revenues from post contract support, such as maintenance, on a straight-line basis over the term of the contract.

Additionally, we provide consulting and training services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services are generally recognized as the services are performed.

•	We have a significant amount of goodwill and intangible assets on our balance sheet related to acquisitions. As of September 30, 2006, the combined net amount of $6,041,000 goodwill and intangible assets represented 20.7% of total assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. As of January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

We performed our annual test for goodwill impairment for Software Solutions and NTN Canada, Inc., as of August 31, 2006, and concluded that there was no indication of impairment. We retained a third-party valuation firm to assist in calculating fair values. We performed our annual test for goodwill impairment for NTN Wireless as of December 31, 2005 and concluded that there was no indication of impairment. The analysis was based on consideration of (1) the market value of comparable publicly traded companies; (2) the market value of similar companies involved in business combinations; and (3) an income approach of discounting the projected cash flows of operations. The projections of those units involved a number of assumptions and estimates, including revenue growth and operating margins, which we believe are reasonable based on existing operations and prospective business opportunities. We completed our evaluation and concluded that goodwill was not impaired as the fair values exceeded carrying values, including goodwill. The amount of goodwill as of September 30, 2006 was $3,658,000. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired.

We continually monitor for any potential indicators of impairment of goodwill and intangible assets and we have determined that no such indicators have arisen to date. Any impairment loss could have a material adverse impact on our financial condition and results of operations.

•	For long-lived assets, other than goodwill, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the evaluation for impairment whenever events or changes in circumstances have indicated that an asset may not be recoverable. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest charges) is less than the carrying value of the assets, the assets will be written down to the estimated fair value, and the loss recognized in income from continuing operations in the period in which the determination is made.

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

As of September 30, 2006, we owned common stock of an Australian company that is subject to market risk. As of September 30, 2006, the carrying value of this investment was $262,000, which is net of a $652,000 realized impairment loss recognized in the second quarter of 2006 as we determined that the loss on the investment was other-than-temporary and a $98,000 unrealized gain in the third quarter of 2006. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and September 30, 2005

Change in Reporting Format and Allocations

In the past year, we completed the re-branding of our entertainment product offerings under the Buzztime brand, including the re-naming of the NTN iTV Network as the Buzztime iTV Network.

In 2006, we initiated a new presentation format of four operating segments, reflecting a change of primary focus and a consolidation of entertainment operations under one entity, which reflects the information provided to our chief decision makers. Formerly all costs of content development for all aspects of our entertainment operations were included in the Buzztime Entertainment, Inc. segment operating results. With the consolidation of operations, 90% of content development costs are now charged to the Buzztime iTV Network segment and 10% to Buzztime Distribution. The 2005 results have been restated to conform to the 2006 presentation format.

Additionally, beginning with the 2006 first quarter report, we have modified our reporting format by moving the Buzztime iTV Network segment out of the Hospitality Division and into the Entertainment Division. Thus the Buzztime iTV Network and Buzztime Distribution now comprise the Buzztime Entertainment Division. The NTN Wireless and NTN Software Solutions segments represent the Hospitality Division.

General

Operations for the three months ended September 30, 2006, resulted in a net loss of $55,000 compared to net income of $246,000 for the three months ended September 30, 2005.

Revenues

The consolidated revenues of NTN Buzztime, Inc. increased $513,000, or 4.9%, to $10,938,000 for the three months ended September 30, 2006, from $10,425,000 for the three months ended September 30, 2005. The following table compares the revenues for each of our operating segments for the three months ended September 30, 2006 and 2005, respectively (in thousands):

Segment Revenues

	Three Months Ended September 30,
	2006	2005	Change
Entertainment Division
Buzztime iTV Network	$7,978	$7,385	$593
Buzztime Distribution	354	515	(161)

Entertainment Division	8,332	7,900	432

Hospitality Division
NTN Wireless	1,483	1,269	214
Software Solutions	1,123	1,256	(133)

Hospitality Division	2,606	2,525	81

Consolidated revenues	$10,938	$10,425	$513

Our Buzztime iTV Network revenue from core subscription operations increased $593,000, or 8.0%, for the three months ended September 30, 2006 due primarily to a worldwide increase of 134 sites compared to September 30, 2005 as follows:

	Network Subscribers As of September 30,
	2006	2005
United States	3,677	3,558
Canada	365	401
United Kingdom	51	—

Total	4,093	3,959

Buzztime Distribution revenues decreased $161,000 or 31.3% to $354,000 for the three months ended September 30, 2006, from $515,000 for the three months ended September 30, 2005. The decrease was primarily the result of a reduction in royalties earned on retail game products offset by development service revenue earned during the third quarter 2006.

Revenues from NTN Wireless increased $214,000 or 16.9% to $1,483,000 for the three months ended September 30, 2006, from $1,269,000 for the three months ended September 30, 2005. The 2006 increase over the prior year period was primarily due to a significant sale to a retail customer in excess of $200,000 through our dealer channel.

Revenues from Software Solutions decreased $133,000 or 10.6% to $1,123,000 for the three months ended September 30, 2006, from $1,256,000 for the three months ended September 30, 2005. The decrease was primarily attributable to two large installations which were completed during the third quarter of 2005 compared to no large installations during the third quarter of 2006.

Direct Operating Costs

Consolidated direct operating costs increased $330,000 or 10.2%, to $3,579,000 in the three months ended September 30, 2006, from $3,249,000 in the three months ended September 30, 2005. The following table compares the direct costs for each of our operating segments for the three months ended September 30, 2006 and 2005, respectively (in thousands):

	Direct Operating Costs Three Months Ended September 30,
	2006	2005	Change
Entertainment Division
Buzztime iTV Network	$2,445	$2,270	$175
Buzztime Distribution licensing	130	119	11

Entertainment Division	2,575	2,389	186

Hospitality Division
NTN Wireless	941	717	224
Software Solutions	63	143	(80)

Hospitality Division	1,004	860	144

Consolidated direct operating costs	$3,579	$3,249	$330

The $175,000, or 7.7%, increase in the Buzztime iTV Network’s direct operating costs was primarily due to an increase of $150,000 in depreciation expense related to equipment deployed to new sites and continued deployment of new equipment to convert customers to iTV2 and an increase in costs related to technical site visits and installations as a result of the increased number of sites. These increases were partially offset by reductions in freight costs related to equipment shipments and the cost of marketing site visits. Our gross margin as a percentage of revenue in the Buzztime iTV Network segment for the three months ended September 30, 2006 was 69.4% compared to 69.3% for the three months ended September 30, 2005.

The $11,000, or 9.2%, increase in the direct operating costs of Buzztime Distribution was primarily related to increased amortization of capitalized costs as our projects reached commercialization.

The $224,000, or 31.2%, increase in the direct operating costs of NTN Wireless was associated with the NTN Wireless revenue increase noted above, as well as increases in the per unit cost of our coaster pager from our suppliers. Our gross margin as a percentage of revenue in the NTN Wireless segment for the three months ended September 30, 2006 was 36.5% compared to 43.5% for the three months ended September 30, 2005. The decrease in margin was primarily due to a higher percentage of sales derived from our reseller channel, which typically yields a lower margin and to a lesser extent an increase in the per unit cost of our coaster pager.

The $80,000, or 55.9%, decrease in the direct operating costs of Software Solutions was primarily due to lower hardware sales as compared to the three months ended September 30, 2005 which tend to yield a lower gross margin than software sales. Our gross margin as a percentage of revenue in the Software Solutions segment in the three months ended September 30, 2006, was 94.0% compared to 88.6% for the three months ended September 30, 2005.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) increased $304,000, or 4.8%, to $6,700,000 for the three months ended September 30, 2006, from $6,396,000 for the three months ended September 30, 2005. The following table compares the selling, general and administrative expenses for each of our operating segments for the three months ended September 30, 2006, and 2005 (in thousands):

	Selling, General and Administrative Expenses Three Months Ended September 30,
	2006	2005	Change
Entertainment Division
Buzztime iTV Network	$4,376	$4,181	$195
Buzztime Distribution	380	525	(145)

Entertainment Division	4,756	4,706	50

Hospitality Division
NTN Wireless	477	461	16
Software Solutions	1,467	1,229	238

Hospitality Division	1,944	1,690	254

Consolidated selling, general and administrative expenses	$6,700	$6,396	$304

The $195,000, or 4.7%, increase in the SG&A expenses of the Buzztime iTV Network segment was primarily due to an increase of $100,000 in stock based compensation due to the implementation of FAS 123R, increases in temporary labor and recruiting expenses as we worked to replace vacant positions. This increase is partially offset by a decrease in bad debt expense due to better collection efforts within this segment and decreases in sales and marketing expenses as a result of personnel and travel expenses allocated to other segments due to certain personnel being utilized by other segments.

The $145,000, or 27.6%, decrease in the SG&A expenses of Buzztime Distribution was due primarily to reduced staffing associated with completion of development projects in third quarter 2005 and an increase in stock based compensation due to the implementation of FAS 123R.

The $16,000, or 3.5%, increase in SG&A expenses of the NTN Wireless segment compared to the prior year period was primarily due to increased sales and marketing expenses as a result of an increase in personnel and travel expenses allocated to this segment, increases in bad debt expense associated with the identification of specific customer accounts that were determined to be uncollectible partially offset by decreases in salaries and benefits associated with reduced staffing, lower commission expenses due to lower margin sales and reductions in moving expenses associated with a facility move in third quarter 2005.

The $238,000, or 19.4%, increase in SG&A in the Software Solutions segment compared to the prior year period was primarily due to increased sales and marketing expenses as a result of an increase in personnel and travel expenses allocated to this segment, increases in bad debt expense associated with the identification of specific customer accounts that were determined to be uncollectible, and increased use of consultants for software programming. This increase is primarily offset by a decrease in commission expenses due to lower sales in the third quarter 2006.

Litigation, Legal and Professional fees

Litigation, legal and professional fees increased $187,000 or 70.0% to $454,000 for the three months ended September 30, 2006, compared to $267,000 for the three months ended September 30, 2005. The increase was primarily due to an increase in consultant and professional fees associated with the ongoing compliance with Section 404 of the Sarbanes-Oxley Act as well as increases in professional fees related to sales tax audits and an increase in the number of state filings.

Depreciation and Amortization Expenses

Depreciation and amortization not related to direct operating costs decreased by $7,000, or 3.3%, to $205,000 for the three months ended September 30, 2006 from $212,000 for the three months ended September 30, 2005 due to assets that have become fully depreciated.

Research and Development Expenses

Research and development expenses decreased $14,000 or 20.0% to $56,000 for the three months ended September 30, 2006, from $70,000 for the three months ended September 30, 2005, due primarily to the completion of certain projects for the iTV Network.

Other Income (Expense)

Interest Income and Expense

Interest income increased $25,000, or 125%, to $45,000 for the three months ended September 30, 2006 compared to $20,000 for the three months ended September 30, 2005 due to an increase in our average cash balance and higher average interest rates. Interest expense decreased $36,000 or 65.5% to $19,000 in the three months ended September 30, 2006, compared to $55,000 in the three months ended September 30, 2005 primarily due to a zero balance under our line of credit during the third quarter of 2006 compared to $700,000 outstanding under the line of credit as of September 30, 2005 and reduced obligations under capital leases as of September 30, 2006 as compared to September 30, 2005.

Income Taxes

The Company is expected to report a taxable loss for the year ending December 31, 2006. We expect that we will not incur a federal tax liability; however we will likely incur state tax liabilities for various state income taxes. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, we recorded a tax provision of $25,000 for the three months ended September 30, 2006. This was a $75,000 increase compared to the $50,000 income tax benefit recorded for the three months ended September 30, 2005.

Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, non-cash stock based compensation and payments, non-cash charge related to software product sale and non-cash charge related to investment for sale (“Adjusted EBITDA”) is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States (“GAAP”), nor should Adjusted EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. Adjusted EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like NTN that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings.

Our Adjusted EBITDA increased $37,000, or 2.8%, to $1,348,000 for the three months ended September 30, 2006, from Adjusted EBITDA of $1,311,000 for the three months ended September 30, 2005. This Adjusted EBITDA increase was primarily due to an increase in the net income from our Buzztime iTV Network segment primarily offset by an increase in the net loss of our Software Solutions segment.

The following table reconciles our net income (loss) per GAAP to Adjusted EBITDA, with the 2005 numbers restated to conform to the 2006 presentation format (in thousands):

Adjusted EBITDA Calculation (in thousands)	Three Months Ended September 30,
	2006	2005
Net income (loss) per GAAP	$(55)	$246
Interest expense (net)	(26)	35
Depreciation and amortization	1,190	1,033
Non-cash stock-based compensation	214	47
Income taxes	25	(50)

Adjusted EBITDA	$1,348	$1,311

On a segment basis, our segments generated Adjusted EBITDA levels as follows (in thousands):

	Three Months Ended September 30, 2006
	Entertainment		Hospitality		Corporate	Total
Adjusted EBITDA Calculation (in thousands)	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless
Net income (loss) per GAAP	$518	$(191)	$(429)	$47	$—	$(55)
Interest expense (net)	(27)	1	—	—	—	$(26)
Depreciation and amortization	947	144	82	17	—	1,190
Non-cash stock-based compensation	146	42	23	3	—	214
Income taxes	25	—	—	—	—	25

Adjusted EBITDA	$1,609	$(4)	$(324)	$67	$—	$1,348

Total Assets	$18,450	$2,358	$3,752	$2,146	$2,437	$29,143

	Three Months Ended September 30, 2005
	Entertainment		Hospitality		Corporate	Total
Adjusted EBITDA Calculation (in thousands)	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless
Net income (loss) per GAAP	$475	$(169)	$(138)	$78	$—	$246
Interest expense (net)	34	1	—	—	—	35
Depreciation and amortization	807	129	83	14	—	1,033
Non-cash stock-based compensation	47	—	—	—	—	47
Income taxes	(50)	—	—	—	—	(50)

Adjusted EBITDA	$1,313	$(39)	$(55)	$92	$—	$1,311

Total Assets	$15,204	$2,974	$4,677	$1,641	$4,556	$29,052

Nine Months Ended September 30, 2006 and September 30, 2005

Operations for the nine months ended September 30, 2006, resulted in a net loss of $1,835,000 compared to a net loss of $2,193,000 for the nine months ended September 30, 2005.

Revenues

The consolidated revenues of NTN Buzztime, Inc. increased $3,295,000, or 11.1%, to $32,856,000 for the nine months ended September 30, 2006, from $29,561,000 for the nine months ended September 30, 2005. The following table compares the revenues for each of our operating segments for the three months ended September 30, 2006 and 2005, respectively (in thousands):

Segment Revenues

	Nine Months Ended September 30,
	2006	2005	Change
Entertainment Division
Buzztime iTV Network	$23,889	$21,097	$2,792
Buzztime Distribution	641	1,041	(400)

Entertainment Division	24,530	22,138	2,392

Hospitality Division
NTN Wireless	4,656	4,240	416
Software Solutions	3,670	3,183	487

Hospitality Division	8,326	7,423	903

Consolidated revenues	$32,856	$29,561	$3,295

Our Buzztime iTV Network revenues from core subscription operations increased $2,792,000, or 13.2% due to a worldwide increase of 120 sites compared to September 30, 2005 as follows:

	Network Subscribers As of September 30,
	2006	2005
United States	3,677	3,558
Canada	365	401
United Kingdom	51	—

Total	4,093	3,959

Buzztime Distribution revenues decreased $400,000 or 38.4% to $641,000 for the nine months ended September 30, 2006, from $1,041,000 for the nine months ended September 30, 2005 primarily due to lower royalties earned on retail games.

Revenues from NTN Wireless increased $416,000 or 9.8% to $4,656,000 for the nine months ended September 30, 2006, from $4,240,000 for the nine months ended September 30, 2005 primarily due to increased sales through our dealer channel.

Revenues from Software Solutions increased $487,000 or 15.3% to $3,670,000 for the nine months ended September 30, 2006, from $3,183,000 for the nine months ended September 30, 2005 primarily due to increased deployments to Harrah’s Casinos and other large properties.

Direct Operating Costs

Consolidated direct operating costs increased $671,000, or 6.6%, to $10,778,000 for the nine months ended September 30, 2006, from $10,107,000 for the nine months ended September 30, 2005. The following table compares the direct costs for each of our operating segments for the nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Direct Operating Costs Nine Months Ended September 30,
	2006	2005	Change
Entertainment Division
Buzztime iTV Network	$7,246	$6,724	$522
Buzztime Distribution licensing	368	545	(177)

Entertainment Division	7,614	7,269	345

Hospitality Division
NTN Wireless	2,875	2,425	450
Software Solutions	289	413	(124)

Hospitality Division	3,164	2,838	326

Consolidated direct operating costs	$10,778	$10,107	$671

The $522,000, or 7.8%, increase in the Buzztime iTV Network’s direct operating costs was primarily due to an increase in depreciation expense related to the increased number of sites and increased expenses associated with the continued deployment of new equipment to convert customers to iTV2 and an increase in installation expenses as a result of the increase in the number of sites. The increases were partially offset by a decrease in marketing site visit expenses due to a reduced number of sites assigned to independent representatives. Our gross margin as a percentage of revenue in the Buzztime iTV Network segment for the nine months ended September 30, 2006 was 69.7% compared to 68.1% for the nine months ended September 30, 2005.

The $177,000, or 32.5%, decrease in the direct operating costs of Buzztime Distribution was primarily due to the 2005 write-off of capitalized salaries associated with discontinued projects and decreased amortization due to projects being fully amortized.

The $450,000, or 18.6%, increase in the direct operating costs of NTN Wireless was a result of increased cost of goods sold associated with the NTN Wireless revenue increase noted above, as well as an increase in the per unit cost of our coaster pager from our suppliers. Our gross margin as a percentage of revenue in the NTN Wireless segment for the nine months ended September 30, 2006, was 38.2% compared to 42.8% for the nine months ended September 30, 2005. The decrease in margin was primarily due to a higher percentage of sales derived from the dealer channel which typically yields a lower margin.

The $124,000, or 30.0%, decrease in the direct operating costs of Software Solutions was primarily due the lower hardware sales as compared to the nine months ended September 30, 2005 which tend to yield a lower gross margin than software sales. Our gross margin as a percentage of revenue in the Software Solutions segment for the nine months ended September 30, 2006, was 92.0% compared to 87.0% for the nine months ended September 30, 2005.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses (SG&A) increased $1,563,000, or 8.0%, to $21,187,000 for the nine months ended September 30, 2006, from $19,624,000 for the nine months ended September 30, 2005. The following table compares the selling, general and administrative expenses for each of our operating segments for the nine months ended September 30, 2006, and 2005 (in thousands):

	Selling, General and Administrative Expenses Nine Months Ended September 30,
	2006	2005	Change
Entertainment Division
Buzztime iTV Network	$14,398	$13,058	$1,340
Buzztime Distribution	976	1,574	(598)

Entertainment Division	15,374	14,632	742

Hospitality Division
NTN Wireless	1,336	1,341	(5)
Software Solutions	4,485	3,651	834

Hospitality Division	5,821	4,992	829

Consolidated selling, general and administrative expenses	$21,195	$19,624	$1,571

The $1,340,000, or 10.3%, increase in SG&A in the Buzztime iTV Network segment expenses was primarily due to an increase in stock-based compensation of $508,000 due to the implementation of FAS123R, a one-time severance charge of $435,000 related to the departure of our former CEO, and increases in temporary labor and recruiting expenses as we worked to replace vacant positions. These increases were partially offset by decreases in sales and marketing expenses as a result of personnel and travel expenses allocated to other segments due to certain personnel being utilized by other segments.

The $598,000, or 38.0%, decrease in SG&A in the Buzztime Distribution segment was primarily due to reduced staffing as a result of the completion of development projects in mid-2005.

The $834,000, or 22.8%, increase in SG&A in the Software Solutions segment was primarily due to increased payroll related costs including a one-time payment of $127,000 related to an employment agreement, increased sales and marketing expenses as a result of an increase in personnel and travel expenses allocated to this segment and an increase in stock-based compensation as a result of the implementation of FAS123R. These increases were partially offset by the non-cash software product sale of $276,000 in 2005.

Litigation, Legal and Professional fees

Litigation, legal and professional fees increased $331,000 or 39.5% to $1,168,000 for the nine months ended September 30, 2006, from $837,000 for the nine months ended September 30, 2005 primarily due to an overall increase in legal and other professional fees associated with the hiring of a new CEO as well as increases in consultant and professional fees associated with the ongoing compliance with Section 404 of the Sarbanes-Oxley Act and professional fees related to sales tax audits and an increase in the number of state filings.

Depreciation and Amortization Expenses

Depreciation and amortization not related to direct operating costs decreased slightly by $10,000, or 1.6%, to $622,000 for the nine months ended September 30, 2006 from $632,000 for the nine months ended September 30, 2005, due to certain assets becoming fully depreciated.

Research and Development Expenses

Research and development expenses decreased by $17,000 or 8.7% to $178,000 for the nine months ended September 30, 2006, from $195,000 for the nine months ended September 30, 2005, due to the completion of certain projects for the iTV Network.

Non-Cash Charge Related to Software Product Sale

On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point of sale software products developed and maintained by our Software Solutions segment as well as a non-exclusive right to develop and market the Enterprise software. We received a non-dilutable 10% partnership interest in Intura in the transaction and will receive a royalty representing 20% of Intura’s revenues generated during the next two years, up to a maximum of $100,000. Intura will provide software development maintenance services for certain software for two years. The transfer of the software products, which we carried as part of our intangible assets, resulted in a one-time, non-cash charge of $276,000 for the nine months ended September 30, 2005.

Other Income (Expense)

Interest Income and Expense

Interest income for the nine months ended September 30, 2006 was $94,000 compared to $71,000 for the nine months ended September 30, 2005 due to an increase in the average cash balance and higher average interest rates. Interest expense decreased $24,000, or 18.8% to $104,000 for the nine months ended September 30, 2006, compared to $128,000 for the nine months ended September 30, 2005 primarily due to the pay-off of our line of credit during the third quarter of 2006 compared to $700,000 outstanding under the line of credit as of September 30, 2005 and reduced obligations under capital leases as of September 30, 2006 as compared to September 30, 2005.

Impairment on Investments Held for Sale

We performed an evaluation in the second quarter of 2006 and concluded that the decline in value of our Australian investment was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its June 30, 2006 fair value. There were no similar impairments in 2005.

Income Taxes

The Company is expected to report a taxable loss for the year ending December 31, 2006. We expect that we will not incur a federal tax liability; however we will likely incur state tax liabilities for various state income taxes. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, we recorded a tax provision of $88,000 for the nine months ended September 30, 2006. This was a $62,000 increase compared to the $26,000 provision for income taxes recorded for the nine months ended September 30, 2005.

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

Our adjusted EBITDA increased $1,300,000, or 91.4%, to $2,723,000 for the nine months ended September 30, 2006, from adjusted EBITDA of $1,423,000 for the nine months ended September 30, 2005. This Adjusted EBITDA increase was primarily due to improved operating performance in the Entertainment Division offset by increased losses generated by Software Solutions.

The following table reconciles our net income (loss) per GAAP to Adjusted EBITDA, with the 2005 numbers restated to conform to the 2006 presentation format (in thousands):

	Nine Months Ended September 30,
Adjusted EBITDA Calculation (in thousands)	2006	2005
Net income (loss) per GAAP	$(1,835)	$(2,193)
Interest expense (net)	10	57
Depreciation and amortization	3,548	3,018
Non-cash stock-based compensation	912	239
Non-cash charge related to software product sale	—	276
Income taxes	88	26

Adjusted EBITDA	$2,723	$1,423

On a segment basis, our segments generated adjusted EBITDA levels as follows (in thousands):

	Nine Months Ended September 30, 2006
	Entertainment		Hospitality		Corporate	Total
Adjusted EBITDA Calculation (in thousands)	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless
Net income (loss) per GAAP	$(216)	$(814)	$(1,172)	$367	$—	$(1,835)
Interest expense (net)	7	3	—	—	—	10
Depreciation and amortization	2,832	416	250	50	—	3,548
Non-cash stock-based compensation	747	66	83	16	—	912
Income taxes	88	—	—	—	—	88

Adjusted EBITDA	$3,458	$(329)	$(839)	$433	$—	$2,723

Total Assets	$18,450	$2,358	$3,752	$2,146	$2,437	$29,143

	Nine Months Ended September 30, 2005
	Entertainment		Hospitality		Corporate	Total
Adjusted EBITDA Calculation (in thousands)	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless
Net income (loss) per GAAP	$(124)	$(1,207)	$(1,229)	$367	$—	$(2,193)
Interest expense (net)	52	5	—	—	—	57
Depreciation and amortization	2,259	445	261	53	—	3,018
Non-cash stock-based compensation	239	—	—	—	—	239
Non-cash charge related to software product sale	—	—	276	—	—	276
Income taxes	26	—	—	—	—	26

Adjusted EBITDA	$2,452	$(757)	$(692)	$420	$—	$1,423

Total Assets	$15,204	$2,974	$4,677	$1,641	$4,556	$29,052

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash and cash equivalents of $7,997,000 and working capital (current assets in excess of current liabilities) of $6,420,000 compared to cash and cash equivalents of $5,982,000 and working capital of $4,743,000 at December 31, 2005. For the nine months ended September 30, 2006 and 2005 net cash provided by operations was $4,479,000 and $1,635,000, respectively. The $2,844,000 increase in the cash generated by our operating activities was primarily due to a reduced net loss, improvements in collections and other favorable changes to working capital requirements.

For the nine months ended September 30, 2006 and 2005 net cash used in investing activities was $1,879,000 and $3,698,000, respectively. The decrease in investing activities compared to 2005 was primarily due to reduced capital expenditures associated with Game Pads (Playmakers).

For the nine months ended September 30, 2006 net cash used in financing activities was $558,000 as compared to $299,000 provided by financing activities for the nine months ended September 30, 2005. Included in net cash used by financing activities in 2006 was $700,000 in principal payments on the revolving line of credit and $335,000 payments on capital leases offset by $477,000 in proceeds from the exercise of options and warrants.

We believe existing cash and equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual consolidated financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning January 1, 2007. We are currently assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43”. EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning January 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of September 30, 2006, we owned common stock of an Australian company that is subject to market risk. As of September 30, 2006, the carrying value of this investment was $262,000, which reflects a $652,000 impairment loss taken in the second quarter of 2006 and a $98,000 unrealized gain in the third quarter of 2006. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates. As of September 30, 2006, a hypothetical 10% decline in the value of the Australian dollar would result in a reduction of $26,000 in the carrying value of the investment.

During the nine months ended September 30, 2006, we derived approximately 11.4% of our revenues from sales outside the United States, and we lease an office in Canada. Therefore, our results could be negatively affected by such factors as changes in foreign currency exchange rates, trade protection measures, longer accounts receivable collection patterns, and changes in regional or worldwide economic or political conditions. We have limited foreign currency risk on revenues and operating expenses such as salaries and overhead costs of our foreign operations and a small amount of cash maintained by these operations. Revenues denominated in foreign currencies accounted for approximately 11.4% of total revenues during the nine months ended September 30, 2006. Operating expenses, including cost of sales, for our foreign subsidiaries, which are in our Buzztime iTV segment, were approximately $4,252,000 for the nine months ended September 30, 2006. Based upon the expenses for the nine months ended September 30, 2006, a 1% change in foreign currency rates throughout a one-year period would have an annual effect of approximately $43,000 on our operating income.

At September 30, 2006, we did not have any balances outstanding under our bank line of credit arrangement; however, the amount of outstanding debt at any time may fluctuate and we may from time to time be subject to refinancing risk.

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments is in short-term marketable securities and U.S. government securities. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. As of September 30, 2006, a 1% change in interest rates throughout a one-year period would have an annual effect of approximately $80,000 on our income before income taxes.

We do not have any derivative financial instruments and we do not have any speculative or hedging instruments.

Item 4.	Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-l5(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2006, one of our independent directors resigned from our Board of Directors to become our Chief Financial Officer. This director also served as a member of the Board’s Audit Committee and was the person that we had designated as our Audit Committee “financial expert.” Following her resignation, our Audit Committee is currently comprised of only two independent directors and no longer includes a member who has the education and experience to qualify as a “financial expert.” Our failure to have at least one independent director on our Audit Committee who qualifies as a “financial expert” may materially affect our internal control over financial reporting.

Effective November 6, 2006, our Board of Directors elected Mark Buckner to our Board of Directors to fill a vacancy on the Board. Mr. Buckner was also appointed to our Audit Committee and appointed Chairman of the audit Committee. Our Board of Directors evaluated Mr. Buckner’s education and experience and determined that Mr. Buckner qualified as a “financial expert.”

There were no other changes in our system of internal control over financial reporting during our quarter ended September 30, 2006 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no known material legal proceedings. However, we are subject to litigation from time to time in the ordinary course of our business.

Item 1A.	Risk Factors.

Risk Factors That May Affect Future Results

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report have not materially changed. If any of the risks described in our annual report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

On July 7, 2006, we entered into a Severance Agreement and General Release of All Claims with Stanley Kinsey, our former Chief Executive Officer. This agreement is filed as Exhibit 10.2 to this report.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	By-laws of the Company (1)

10.1*	Employment Agreement dated June 28, 2005 by and between NTN Buzztime, Inc. and Stanley B. Kinsey (1)

10.2	Severance Agreement and General Release of all Claims, dated July 7, 2006, by and between NTN Communications, Inc. and Stanley B. Kinsey (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Management Contract or Compensatory Plan.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: November 9, 2006	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(As Principal Financial and Accounting Officer)