Form 10-K
period 2006-12-31
NTN BUZZTIME INC
filed 2007-03-16
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File Number 1-11460

NTN Buzztime, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	31-1103425
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5966 La Place Court Carlsbad, California	92008
(Address of Principal Executive Offices)	(Zip Code)

(760) 438-7400

(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 par value	American Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2006, computed by reference to the closing sale price of the common stock on the American Stock Exchange on June 30, 2006, was approximately $78.8 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2007, Registrant had 54,726,247 shares of common stock outstanding.

Documents Incorporated by Reference: 2007 Proxy—Part III

This Annual Report on Form 10-K contains forward-looking statements that involve a high degree of risk and uncertainty. Such statements include, but are not limited to, statements containing the words “believes,” “anticipates,” “expects,” “estimates” and words of similar import. Our actual results could differ materially from any forward-looking statements, which reflect management’s opinions only as of the date of this report, as a result of risks and uncertainties that exist in our operations, development efforts and business environment. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the “Risks and Factors” section below and the risk factors in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q.

PART I

ITEM 1.	Business

Unless otherwise indicated, references herein to “NTN,” “we,” “us” and “our” include NTN Buzztime, Inc. and its consolidated subsidiaries. NTN Buzztime, Inc. was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. We changed our name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer game brand.

We own several trademarks and consider the Buzztime and Play Along TV trademarks to be among our most valuable assets.

Overview

We operate principally through four business segments that form two operating divisions: Entertainment and Hospitality. The Entertainment Division is comprised of the Buzztime Interactive Television Network, also referred to as the Buzztime iTV Network or iTV Network, and Buzztime Distribution, which was formerly known as Buzztime Entertainment, Inc. The Buzztime iTV Network distributes an interactive promotional television game network to restaurants, sports bars, taverns and pubs primarily in North America and the U.K. Buzztime Distribution distributes our content and technology to other third-party consumer platforms, including cable television, satellite television, mobile phones, online, retail games and toys, airlines and books.

The Hospitality Division is comprised of NTN Wireless Communications, Inc., NTN Wireless, and Software Solutions, Inc., Software Solutions. NTN Wireless produces and distributes guest and server paging systems to restaurants and other markets. Software Solutions primarily develops and distributes customer management software to manage reservations and table service in restaurants. Software Solutions also provides professional help desk services and outsourced software development and support and maintenance services to Domino’s Pizza and other franchisees. We are currently operating under an active divestiture plan to sell both of these businesses. Accordingly, these businesses are presented as “Discontinued Operations” in our financial statements. Divesting these businesses will allow us to focus on our core business of providing entertainment to players in our network of over 4,000 restaurants and sports bars worldwide.

Our Strategy

As we continue to focus on our core business, our strategy is to build the Buzztime iTV Network into an increasingly popular entertainment experience for people who are looking for competition, social interaction and entertainment, while generating income from distribution, advertisers and our players.

We are pursuing strategies to continue to grow our Buzztime iTV Network revenue by increasing the number of restaurants and sports bars that distribute our iTV game service worldwide. Our long-term goal is to reach 10,000 sites worldwide. Key elements of our strategy to accomplish our business objectives include the following:

•

Continue to grow the player community. We intend to increase awareness of the Buzztime brand through a national media relations campaign designed to generate favorable coverage and credibility for our Buzztime brand and for our services. We expect to drive on-premise participation and game play through local events, endorsements, tournaments, championships and prizing, all promoted in local media. Additionally, we plan to leverage our player web site at www.players.buzztime.com through online viral marketing, online trivia challenges and direct to consumer grassroots marketing designed to drive additional interest, excitement and traffic for our games and our venues. We also expect to increase game play and grow our player community by improving the entertainment value of our game content including the look and feel of the game experience. In 2007, we expect to begin porting all of our games to a more robust and visually rich platform and to introduce new interstitial content specifically selected for our player demographic in an effort to increase overall play hours. Also in 2007, we plan to trial a field promotions initiative which will provide marketing support to our venues organizing promotion and tournament events. Also in 2007, we expect to pursue new features and capabilities designed to further exploit the potential for social interaction inherent in the iTV Network as demonstrated by the recent introduction of Text2TV in conjunction with the annual movie awards game. We believe that these initiatives will play a significant role in improving our customer retention and increasing sales to new customers.

•

Improve product segmentation. Our sales and marketing teams have established a new product segmentation plan which we have begun to implement. We believe that expanding our product offerings to more effectively meet the needs of our customers, prospects and players will enable us to be successful in improving our customer retention and increasing new site sales.

•

Focus on national accounts. Currently, national accounts represent 28% of our total subscriber base. We believe we have significant opportunities to grow this segment by offering customized solutions. These solutions will be aimed at addressing the revenue, promotional, branding and operational needs of these unique customers.

•

Grow advertising revenue. During 2006, we generated approximately $700,000 in advertising revenue. We believe there are significant opportunities to increase this revenue source. In late 2006, we established a long-term advertising sales strategy in an effort to grow advertising revenue opportunities. In addition to renewing our relationship with an independent advertising sales firm, we plan to dedicate additional resources to this effort in 2007.

•

Continue to increase the distribution of Buzztime-branded content. Buzztime games are currently available for free to approximately 300,000 digital cable subscribers in eight cable systems in the United States including Comcast and Blue Ridge Communications. Buzztime games are available via satellite through Echostar DISH and Bell Canada ExpressVu on a premium subscription basis. Buzztime multi-player trivia games are available as a premium subscription service on many advanced mobile phones via popular wireless networks in North America. Finally, Buzztime home electronic games, trivia player cards and trivia books are available in thousands of retail and online stores through our licensee partners. We believe there are additional distribution opportunities under various revenue models which we will evaluate and pursue if the return on investment is sound.

Operating Segments and Geographic Areas

Financial information for each of our business segments during the last three fiscal years is contained in our consolidated financial statements included elsewhere in this report.

The following table presents the geographic breakdown of our revenue for the last three fiscal years.

	Years Ended December 31,
	2006	2005	2004
United States	85%	87%	88%
Canada	14%	13%	12%
United Kingdom	1%	—	—

The following table presents the geographic breakdown of our long-lived assets for our last three fiscal years.

	Years Ended December 31,
	2006	2005	2004
United States	67%	75%	91%
Canada	32%	25%	9%
United Kingdom	1%	—	—

The NTN Entertainment Division

Buzztime iTV Network Segment

The Buzztime iTV Network, formerly known as the NTN iTV Hospitality Network, has maintained a unique and preemptive position in the hospitality industry for over 20 years as a promotional platform providing interactive entertainment to patrons in restaurants and sports bars (hospitality venues). Approximately 74% of our current consolidated revenues are derived from this segment as we receive recurring service fees from subscribing hospitality venues, Network Subscribers, and advertising revenues.

The iTV Network distributes a wide variety of engaging interactive multi-player games, including trivia quiz shows, play-along sports programming, casino-style and casual games to our Network Subscribers. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. Buzztime players can compete with other players within their hospitality venue and also against players in other Network Subscriber venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of December 31, 2006, we had 3,629 United States Network subscribers, 355 Canadian subscribers and 55 U.K. subscribers. Approximately 28% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGIFriday’s, Bennigan’s Irish Grill, Applebee’s and Damon’s Grill.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime iTV Network also earns revenue from advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime iTV Network’s 4,039 venues.

Technology

In 2005, we launched a new technology platform that is now installed in all new subscribing hospitality venues. The new platform, called iTV2, allows two channels of Buzztime entertainment programming to be electronically delivered to each location. This has enabled channel one to remain as a primarily trivia-based offering to our long-time loyal players while channel two is devoted to new content such as Texas Hold’em,

Buzztime Billiards and Crazy Golf. Like its single channel predecessor technology, called DITV (Digital Interactive Television), iTV2 uses the latest Windows-based multimedia capabilities, resulting in enhanced, high-resolution graphics and full-motion video. Both iTV2 and DITV technology allow advertisers to use existing video footage in their ads on the Buzztime iTV Network. As of December 31, 2006, approximately 70% of the sites had iTV2 technology while 30% had DITV.

The Buzztime iTV Network sends and receives data to our site servers via several methods: FM2 (one-way satellite), Very Small Aperture Technology, known as VSAT or two-way satellite, and DSL broadband. As of December 31, 2006, 22% of our sites were connected through FM2, 30% of our sites were connected through VSAT and 48% of our sites were connected through DSL broadband.

With the exception of our wireless Playmakers, each system installed at a hospitality location is assembled from off-the-shelf components available from a variety of sources. The unique software driving our on-site servers is developed in-house and software releases are carefully managed over our unique network. We are responsible for the installation and maintenance of each system, which we continue to own.

End User “Playmaker” Devices

Our iTV2 system uses a 900 MHz wireless Playmaker, a hand-held 900 MHz radio frequency device with a monochrome LCD display and sealed keypad, used to enter choices and selections by players. The product is manufactured by a non-affiliated manufacturer in Taiwan. Our Playmakers are a rugged combination of hardware and firmware optimized for hospitality environments. There are no breakable exterior components. We have also developed a more advanced 2.4 GHz Playmaker that we currently intend to put into service during 2007.

Content Services

The Buzztime iTV Network internally develops and licenses content from third-party providers. Each hospitality venue can be addressed individually, allowing us to send specific content to selected Network subscribers. Hospitality locations throughout the United States, Canada and the United Kingdom receive our content, in the form of programming for approximately 15 hours each day, 365 days a year.

Game Content and Promotion

Our primary product is the distribution of a variety of multi-player interactive games that entertain and challenge a player’s skill and knowledge while prompting the customer to stay longer, spend more money and return more often.

Trivia Games

We provide premium trivia competitions during evening hours when the venues, particularly restaurants and sports bars, tend to be busiest. During these programs, each venue system simultaneously displays selected trivia questions on television monitors. Participants use Playmakers to enter their individual answers. Answers are collected, transmitted and tabulated. We display the score of each participant on the television monitors in our customer venues, along with national, regional and local rankings, as applicable. Players can compete for prizes in their local venues, as well as on a regional and national scale. In addition to game interaction, other consumer features available on the Playmaker include real-time sports scores transmitted directly to the units and player chat. For a list of our trivia games, please see the Principal Products/Services and Distribution section of the business description of our Buzztime segment in this report.

Sports Games

We have developed and produced a number of interactive sports games over the past 20 years. Most of these are under genres we term Predict the Play® sports games.

Predict the Play® sports games call for participants to predict the outcome of events before they happen, primarily in an intensive play-by-play method. Our lead game in this category is QB1TM, a live, play-along football game in which players predict the outcome of each play broadcast within professional and collegiate football games. We have held a license with the NFL for over 20 years in conjunction with QB1 in the hospitality marketplace, and have developed a following of thousands of loyal players who participate weekly in our hospitality venues. More recently, our auto racing game “Race Day” has also become very popular. The game includes two elements: one predictive before the race and one trivia during the race. Points from both elements are added together for a final score.

Our leading Predict the Play sports games call for predictions before the game itself, allowing players to later learn the outcome of their play. The lead game in this category is “Brackets”, where our players predict which teams will advance in the annual postseason men’s college basketball tournament after the collegiate basketball selection committee sets the field of 64 teams.

Turn Based Games

In 2005, with the launch of our second channel of programming, we released a series of new turn based games. The new programming is designed with today’s young adults in mind, and primary products include multi-player card games Blackjack and Texas Hold’em poker as well as a miniature golf game (Crazy Golf) and a billiards game (Cutthroat). Programming on this channel is developed to secure subscription contracts with new hospitality venues that might not be attracted to our core trivia and sports products, as well as retaining existing hospitality venues with the expanded content offering by driving a broader group of consumers into our subscribing venues, based on varied tastes in interactive entertainment.

Playmaker Games

We also offer a suite of Playmaker only games. This suite of games is independent of the Buzztime iTV Network and they are played directly on our wireless Playmakers rather than on one of the television screens in the hospitality venue. Players access the games by logging onto a Playmaker and following the instructions on the Playmaker screen. Currently, we have the following Playmaker only games:

Playmaker Poker:	Compete against the house in a game of jacks-or-better poker.
Acey Duecey:	Two cards are dealt face up. Players bet that the third card will fall between the previous two.
Crystal Ball:	Ask the Crystal Ball a question and receive your answer.
Shark Attack:	Just like hangman, but with an oceanic twist.

Competition

Competition is entering the market, however, not in the same scope or magnitude as Buzztime iTV. Additionally, we do compete for total entertainment dollars in the marketplace. Other forms of entertainment provided in public venues include music-based systems, live entertainment, cable and pay-per-view programming, coin-operated single-player games/amusements and traffic-building promotions like happy hour specials and buffets. However, none of the alternatives provide the combination of live sports and trivia entertainment distributed for 15 hours per day, 365 days per year. Many of these competitive systems require some involvement by the venue staff to be successful.

Buzztime iTV Network Marketing, Sales and Distribution

We market our services to the industry primarily through advertising in national trade periodicals, national and regional trade shows, telemarketing, direct mail and direct contact through our field sales and marketing representatives. We organize and track all sales prospects through our distributed database software.

We also use the internet to drive leads directly to our sales team. Potential customers learn of our products via marketing and promotional efforts, including direct mail trade ads or trade shows, and are directed to our website, where their information is electronically sorted and delivered to the appropriate sales team.

We sell the network primarily through direct sales employees organized by regions throughout the United States. A portion of our sales are made through independent dealers and representatives. Our sales cycle varies by customer type, and is generally longer for national accounts than independent subscribers. Generally, sales are made telephonically rather than in person.

In some cases, our products may require a field presentation. During the field presentation, our sales representative determines the prospect’s requirements and presents possible solutions through the benefits of each product or service presented, including an interactive demonstration, detailed return on investment calculations if requested, local advertising opportunities made available through the Buzztime iTV Network and third-party research results outlining player purchase behavior and success stories from existing Buzztime iTV Network subscribers. Occasionally, demonstration units are provided to validate the system, with the intent of finalizing the sale upon completion of the trial.

Buzztime iTV Significant Customers

Our customers are diverse and varied in size as well as location. We are not dependent on any one customer. We do not have any individual customer, including chain locations, who accounted for 10% or more of our consolidated revenues in 2006, 2005 or 2004.

Buzztime iTV Network Backlog

We historically have not had a significant backlog at any time because we normally can deliver and install new systems at hospitality locations within the delivery schedule requested by customers (generally, within three to four weeks).

United Kingdom Network Launch

In March 2005, we launched the Buzztime iTV Network product in the United Kingdom under the brand “Buzztime Network”. Through February 28, 2007, U.K. sales were made through our exclusive United Kingdom representative, Q109 Limited. As of March 1, 2007, sales are made from our sales team based in the U.K. led by the Vice President and General Manager of our U.K. operation. As of December 31, 2006, we had 55 subscribers installed in the U.K.

Buzztime Distribution Segment

Note—Beginning with the 2006 first quarter report, the segment formerly known as Buzztime Entertainment, Inc. is now presented as Buzztime Distribution. Revenues and expenses in the Buzztime Entertainment, Inc. segment formerly reflected both our efforts to license our game content and technology to emerging interactive platforms and all of the costs to produce and manage that content. Buzztime Distribution will now include all costs of licensing but only 10% of the cost of creating and managing the content, as this better matches content costs with revenues in the segment. The remaining 90% of content costs are charged to the Buzztime iTV Network segment.

Buzztime Distribution generates revenue from distributing and licensing our Buzztime-branded content and related technology to consumer platforms, with a focus on interactive networks such as cable TV, satellite TV and mobile phones. Our distribution efforts focus on licensing real-time, mass-participation games such as trivia, head-to-head multi-player games such as Texas Hold’em and single-player games such as solitaire.

Buzztime Distribution leverages our single and multi-player casual games, related technology, brand and marketing reach in order to create incremental licensing revenue from cable television, satellite television, mobile phones, home electronic games, cards and books. The game content is designed for broad audiences and includes trivia quiz shows, real-time sports prediction games that are played along with live televised sporting events, multi-player card and billiard games as well as single-player card, arcade, puzzle and board games.

Buzztime games have been available as a two-way cable TV game service since June 2002. Currently, Buzztime games (including trivia, Texas Hold’em, Buzztime Billiards and assorted single-player games) are licensed to eight cable systems including Comcast and Blue Ridge Communications and are available to the digital cable subscribers for free. Buzztime games are also available as a premium monthly subscription service to Echostar DISH and Bell ExpressVu satellite customers in the U.S. and Canada, respectively. Buzztime also has license arrangements with Airborne Entertainment for mobile phones, Cadaco for retail electronic and card games and Square One Publishers for the Buzztime Trivia Book Series.

Revenue for Buzztime Distribution is derived primarily from license fees and royalties from third-party licensees who distribute Buzztime content to end-users, as well as from third-party development and production fees. It is also our plan to sell advertising when we achieve a critical mass of subscribers particularly via cable television distribution.

Principal Products/Services and Distribution

Buzztime Distribution creates, develops, produces and distributes single-player and multi-player games for both one-way and two-way consumer platforms with a primary focus on interactive casual games played on the television. The games are designed for broad audiences and include trivia quiz shows, real-time sports prediction games that are played along with live sporting events, multi-player card and billiard games as well as single-player card, arcade, puzzle and board games. The games are distributed through several platforms including the Buzztime Network, cable television, satellite television, mobile phones, home electronic games, cards and books.

Sales and Marketing

Sales and marketing efforts for Buzztime Distribution have been focused on gaining distribution of our games and technology primarily in North America to cable and satellite operators in North America, broadband providers, new interactive consumer platforms, retail game products and mobile phone technology. For the cable systems that are deployed, we operate regular competitions and promotions to drive consumer awareness and usage of our games. Our business model is supported by strong market demand for compelling multi-player content on emerging interactive consumer platforms and the proven success of our content and brand on the Buzztime Network.

Key revenue drivers include the deployment of enabling technology for interactive cable television systems, adoption of interactive television services in the home, the ability to either charge the distributors for receiving the Buzztime content and technology or the consumer for its use, the ability to leverage our multi-player, multiplatform technology to create differentiation for distributors, players and advertisers.

Equipment

The primary product that Buzztime Distribution produces is software code and graphics that enable the Buzztime games. For networked distribution such as cable television, satellite television and mobile platforms, we primarily rely on the distribution partners’ technology for distribution of our games to the end users. These partners maintain their own receiving, translation and re-broadcasting equipment as part of the normal business. Buzztime Distribution maintains server facilities in Carlsbad, California, and a co-located facility in Orange County, California. For cable television distribution, Buzztime Distribution may install a computer in the local cable system facility (head-end) to host its technology and games. For retail trivia games, such as the Buzztime

Home Trivia system from Cadaco, and the Buzztime Trivia Books Series from Square One Publishers, the licensing partners are responsible for all equipment necessary for those specific platforms.

Competition

Our Buzztime Distribution segment faces significant competition which we expect to increase over the foreseeable future. On a broad basis, the consumer has, and will continue to have, many options for electronic entertainment and game play. Within each network or platform through which Buzztime Distribution distributes, there are numerous options for entertainment. For example, there are hundreds of channels of programming on cable and satellite television and there are a growing number of choices of entertainment on mobile phones. Specifically within the games category, there are hundreds of game producers that produce thousands of games for interactive platforms such as the internet, game consoles and mobile devices. There are also numerous game companies developing various games specifically for interactive television platforms such as those that Buzztime Distribution is either operating on or has plans to operate on. In addition, there is significant competition among the cable, satellite, telephone, game console and other retail interactive companies for control of the interactive customer in the home.

The Hospitality Division

We have determined that the operations of the Hospitality Division were not a strategic fit with our core business and committed to a divestiture plan. These operations have been reclassified as discontinued operations for all periods presented. In January 2007, we entered into a letter of intent to sell the assets related to our wireless business. The sale is expected to be completed in the second quarter of 2007. There can be no assurance, however, that the sale will be completed within the time frames or upon the terms and conditions anticipated by us, or at all. Additionally, we continue our efforts to sell our Software Solutions business, however, to date we have not received any serious offers.

NTN Wireless Segment

NTN Wireless earns revenue from the sale of on-site wireless paging products primarily to restaurants but also hospitals, church and synagogue nurseries, salons, business offices and retail establishments in North America. In restaurants, these products are provided to customers while waiting for a table and will activate to let them know when their table is ready, as well as to restaurant staff to alert them to certain issues, such as when hot food is ready to be served.

The Product

NTN Wireless offers a complete line of on-site wireless communication management products, including GuestCall® and ServerCall® paging systems, repair and replacement programs for pagers, and transmitters, which can be used in conjunction with seating management software. On-site paging systems consist of guest paging systems designed to improve the wait time for hospitality guests and server paging systems designed to alert servers when prepared food is ready to be served. Our guest paging system, GuestCall, is comprised of a tabletop transmitter and between 30 and 70 individual pagers that are distributed to guests upon arrival. The server paging system, ServerCall, is made up of a transmitter located in the kitchen area, and between 12 and 36 individual pagers for the wait staff. Both systems may vibrate, flash or both to indicate that either the table or food is ready. We also sell our paging products into non-hospitality vertical markets such as retail stores, hospitals and churches.

The majority of our NTN Wireless products are manufactured based on our specifications under contract through a third-party manufacturing company located in Seoul, Korea. This agreement was due to expire in April 2007, however, the agreement was replaced with another contract which extended the expiration date to December 2008.

On-site paging systems are designed to address a key industry initiative surrounding “Speed of Service”, by improving table turnover and throughput for a venue’s operations. The sooner a guest is seated, and the quicker prepared food is served, the faster a table can be effectively “turned” without negatively impacting the customer experience.

Technology

Onsite paging systems consist of a small tabletop transmitter or PC-based software and transmitter communicating with a group of pager units in either vibration flashing LED, or alpha-numeric combinations. These systems are defined as “closed systems”, meaning they work within a limited area for a specific purpose. The transmitter and pagers are set to the same frequency, which typically carries a range of between one-quarter and one-half of a mile.

Competition

Within the industry, it is estimated that JTech, based in Boca Raton, Florida, holds a majority position of the hospitality paging market. JTech markets guest paging and server paging systems, and has recently expanded its product mix to include other operations-based products that integrate with a venue’s point-of-sale system for check management/paging. JTech was recently acquired by MICROS Systems, Inc., a leading player in the hospitality point-of-sale industry. Long Range Systems, Inc., of Dallas, Texas, also markets products similar to ours and those of JTech, including guest and server paging products and electronic guest survey card systems.

Software Solutions Segment

Software Solutions generates revenue from the licensing of proprietary seating management and reservation management systems software to restaurants, casinos and other venues. Software Solutions also provides professional help desk services and outsourced software development and support and maintenance services to Domino’s Pizza and their franchisees and other quick service restaurant locations. Software Solutions was formed in July 2003 when NTN acquired Breakaway International, Inc. Since inception, Software Solutions has installed its software in over 3,300 food service locations for more than 300 companies. Customers include Domino’s Pizza, Wynn Resorts, Darden Restaurants, Bahama Breeze, Hard Rock Cafe, Charlie Trotters, Gaylord Entertainment, Harrah’s, MGM Mirage, Rainforest Cafe, Tavern on the Green, The Cheesecake Factory, Loew’s Hotel/Universal Studios, J. Alexander’s, Texas Roadhouse and Margaritaville.

The Product

Our Software Solutions group provides a turnkey solution that augments our wireless products to deliver “Speed of Service” by facilitating a database-driven reservation management solution as well as a dynamic table management/waitlist management solution. Both solutions currently target the specific operational and reporting requirements of the food service industry effectively minimizing the costs and level of expertise required to manage the guest experience while providing greater intelligence about the customer base. Our primary Software Solutions products, Prohost, and RSViP®, combined with our NTN Wireless products to form a business intelligence solution in the hospitality market. These products are developed using the following Microsoft® technologies: Visual Basic 6.0, Visual Basic .NET, Visual C++ 6.0, ASP .NET, SQL Server 2000, Visual C#.NET and Visual Studio.NET 2003.

Prohost is our guest and seating management application that coordinates all activities with guests, tables, and servers and integrates to point-of-sale solutions and NTN Wireless. Prohost and our NTN Wireless provide a real-time business intelligence and decision making tool to a restaurant community. The software is designed to increase the number of guests that a restaurant can seat, serve and satisfy, and thereby help restaurants achieve higher profits. Prohost solves the complex problem of managing the guest before, during and after they sit at the table, and adds systems and processes where restaurants typically have none. Prohost also assists restaurant managers by providing flash operational data, many operational alerts and staff performance reporting.

RSViP is a reservations management solution designed to accept advance reservations for single or multiple locations. RSViP is a client/server application which connects multiple users in a restaurant to a central database server. With RSViP, reservations can be centralized for restaurant groups, made by phone, through the web, and on public or private websites providing restaurants with an improved level of service and flexibility. RSViP provides powerful customer relationship management features that include guest tracking and preferences, guest history and marketing tools, and sophisticated reporting.

Competition

Software Solutions competes with and/or complements a number of entities within the hospitality point-of-sale arena that either have partnered with, or plan to partner with, other companies that have table management and reservation products. The main competitors of Software Solutions are OpenTable, Inc., MICROS Systems, Inc. and InfoGenesis, Inc. On the services side, IBM has been the primary competitor.

Professional Services

In addition to software development, Software Solutions provides professional services to its customers and partners including software support, hardware configuration, systems staging, deployment, and training services. In addition to co-developing Domino’s Pizza’s Pulse POS (point-of-sale) system, Software Solutions provides a wide range of Help Desk services to include all levels of support available 24 hours a day, 7 days a week, and 365 days a year, in both English and Spanish. Software Solutions also provides pre-deployment support services such as legacy point-of-sale extraction for software conversion, as well as proactive support for issues pending development.

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

Licensing, Trademarks, Copyrights and Patents

We keep confidential as trade secrets our technology, know-how and software. The hardware used in our operations is purchased from outside vendors. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information. We have either received, or have applied for, trademark protection for the names of our proprietary programming, to the extent that trademark protection is available for them. Our intellectual property assets are important to our business and, accordingly, we have launched a program directed to the protection of our intellectual property assets, including regular intellectual property protection meetings and ongoing internal education on the protection of intellectual property.

As of December 31, 2006, we owned one U.S. patent covering certain aspects of technology related to an interactive learning system, which expire in 2017. We have also submitted three provisional patent pending applications covering core Buzztime iTV technology and gaming infrastructure.

We consider the Buzztime® and Play Along TV® trademarks and our many related trademarks to be valuable assets and have registered these trademarks in the United States and aggressively seek to protect them. Our flagship game titles, QB1, Countdown, Spotlight and Showdown are also protected under United States copyright registrations.

In June 2001, Buzztime Distribution entered into a contribution agreement with NTN effective retroactively to January 1, 2001, whereby NTN contributed some of its assets to Buzztime Distribution, including all company-owned games and related content, trivia game show library, interactive broadcast studio and related technology and intangible assets.

On May 6, 2003, Buzztime entered into an agreement with Media General, Inc. to license Media General’s game content and selected technology. The license includes a five-year exclusive interactive television license of certain intellectual property, with options to extend the license for an additional five years.

We are party to a license agreement with NFL Enterprises L.P. Our NFL agreement grants us rights to utilize the trademarks and logos of the NFL member teams and leagues in connection with production and distribution of our QB1 interactive game on the NTN Buzztime Network in the United States and Canada. Under the terms of our license, the NFL has granted us data broadcast rights to conduct our QB1 interactive games on the Buzztime Network in conjunction with the broadcast of NFL football games. We pay royalties to the NFL of 10% of net revenues attributable to QB1, subject to payment of a minimum royalty of approximately $125,000, $120,000, and $115,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Further, we provided additional consideration to the NFL in the form of advertising rights on the Buzztime Network for the purpose of supporting NFL initiatives. During 2006, we renewed our license agreement with the NFL for the 2006—2007 season.

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

Research and Development

During 2006, 2005 and 2004, we incurred approximately $207,000, $248,000 and $316,000, respectively, related to research and development projects, including projects performed by outside consultants.

Government Regulations

The cost of compliance with federal, state and local laws has not had a material effect on our capital expenditures, earnings or competitive position to date. On June 16, 1998, we received approval from the Federal Communications Commission for our 900 MHz Playmakers. The 900 MHz Playmaker is an integral component of our network. In connection with distribution of our multi-player card game content via the Buzztime Network, we have received authorization from alcohol and gaming regulators in several jurisdictions where we offer such games. These multi-player card games are restricted in several jurisdictions; however, the laws and regulations governing distribution of games are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in any of the jurisdictions where we offer our games.

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the industry of interactive television products. Although there are currently few such laws and regulations, state and federal governments may adopt a number of these laws and regulations governing that may include:

•	user privacy;

•	copyrights;

•	consumer protection;

•	the media distribution of specific material or content; and

•	the characteristics and quality of interactive television products and services.

One or more states, or the federal government, could enact regulations aimed at companies like us that provide interactive television products. The likelihood of such regulation being enacted will increase as interactive television becomes more pervasive and affects the daily lives of more people. Any such legislation or regulation could adversely affect the growth of the industry of interactive television. If such a reduction in growth occurs, demand for our products and services may decline significantly.

Employees

As of March 1, 2007, we employed approximately 217 people on a full-time basis and six people on a part-time basis. We also utilize independent contractors for specific projects and hire as many as 30 seasonal employees as needed to produce our play-along sports games during various professional and collegiate sports seasons. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

Web Site Access to SEC Filings

We maintain an Internet website at www.ntnbuzztime.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

ITEM 1A.	Risk Factors

Risk Factors That May Affect Our Business

Our business, results of operation and financial condition could be adversely affected by a number of factors, including the following:

We have experienced significant losses, and we may incur significant losses in the future.

We have a history of significant losses, including net losses of $4,773,000 in 2006, $2,019,000 in 2005 and $4,979,000 in 2004, and an accumulated deficit of $93,561,000 as of December 31, 2006. We may also incur future operating and net losses, due in part to expenditures required to implement our business strategies. Despite significant expenditures, we may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

Our success depends on our ability to grow our Buzztime iTV Network revenue and implement our other business strategies.

We expect to derive approximately 95% of our revenue for at least the next several years from our Buzztime iTV Network. Accordingly, our success depends on our ability to increase market awareness and encourage the adoption of the Buzztime brand and our iTV game service among establishments such as restaurants, sports bars, taverns and pubs, and within the interactive game player community. Our success also depends on our ability to increase customer retention. We may not be able to leverage our resources to expand awareness of and demand for our iTV game service. In addition, our efforts to improve our game platform and content may not succeed in generating additional demand for our products within the player community or strengthening the loyalty and retention of our existing customers. The degree of market adoption of Buzztime will depend on many factors, including consumer preferences, the availability of competing products and services, and our ability to leverage our brand.

Our success also depends on our ability to implement our other business strategies, which include improving our product segmentation, focusing on national accounts and growing our advertising revenue. The implementation of these strategies will require us to dedicate significant resources to, among other things, expanding our product offerings, customizing our products and services to meet the unique needs of our national accounts and expanding and improving our advertising efforts. There can be no assurance that we will be able to implement these strategies as currently planned.

We must compete effectively within the highly competitive interactive gaming, entertainment and software industries.

We face intense competition in the markets in which we operate. Our Buzztime iTV Network faces significant competition from other companies for total revenues in the overall market for entertainment in public venues. Additionally, we do compete for total entertainment dollars in the marketplace. Other forms of entertainment provided in public venues include music-based systems, live entertainment, cable and pay-per-view programming, coin-operated single-player games/amusements and traffic-building promotions like happy hour specials and buffets. However, none of the alternatives provide the combination of live sports and trivia entertainments distributed for 15 hours per day, 365 days per year, and most require some involvement by the venue staff to be successful.

Our network programming competes generally with broadcast television, direct satellite programming, pay-per-view, other content offered on cable television and other forms of entertainment. Some of our competitors have greater financial or other resources available to them.

We also compete with providers of other content and services available to consumers through online services. The expanded use of online networks and the internet provides computer users with an increasing number of alternatives to video games and entertainment software. With this increasing competition and the rapid pace of change in product and service offerings in the interactive entertainment industry, we must be able to compete in terms of technology, content and management strategy. If we fail to provide quality services and products, we will lose revenues to other competitors in the entertainment industry. Increased competition may also result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues and loss of market share.

In addition, our Software Solutions segment faces intense competition in the software industry. Several large vendors develop and market database management programs, business and management applications, collaboration products and business intelligence products that compete with our Software Solutions offerings with significantly greater financial and technical resources than ours. In addition, because new distribution methods and opportunities offered by the internet and electronic commerce have removed many of the barriers to entry that were historically faced by small and start-up companies in the software industry, we have faced additional future competition from these companies. If we cannot compete effectively in the marketplace, our profitability and our results of operations will suffer.

New products, rapid technological change and the adoption of incompatible standards may render our operations obsolete or noncompetitive.

The emergence of new entertainment products and technologies, changes in consumer preferences, the adoption of new industry standards and other factors may limit the life cycle of our technologies and any future products and services we develop. Accordingly, our future performance will depend on our ability to:

•	identify emerging technological trends and industry standards in our market;

•	identify changing consumer needs, desires or tastes;

•	develop and maintain competitive technology, including new product and service offerings;

•

improve the performance, features and reliability of our existing products and services, particularly in response to changes in consumer preferences, technological changes and competitive offerings; and

•	bring technology to the market quickly at cost-effective prices.

If we do not compete successfully in the development of new products and keep pace with rapid technological change, we will be unable to achieve profitability or sustain a meaningful market position. The interactive entertainment and game industry, as well as the wireless paging and software applications industries, are becoming highly competitive and subject to rapid technological changes when compared to other industries. We are aware of other companies that are introducing interactive game products on various platforms that allow players to compete across the nation. Some of these companies have substantially greater financial resources and organizational capital than we do, which could allow them to identify emerging trends and market opportunities. In addition, changes in customer tastes may render our Buzztime iTV network and its content obsolete or noncompetitive.

In addition, as new digital set-top box standards or middleware platforms are defined by the cable industry, we do not know whether our Buzztime products will be compatible with such standards once defined. In addition, new digital television set-top box technology may allow consumers’ access to thousands of online game providers via an internet connection for playing on their televisions. The establishment of multiple standards could hurt our business and significantly increase our expenses, particularly if our products require significant redevelopment in order to conform to the newly established standards. Any delay or failure on our part to respond quickly, cost-effectively and sufficiently to these developments could render our existing products and services obsolete and cause us not to be competitive, resulting in a decrease in our revenues without a corresponding decrease in our expenses.

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

The interactive television market currently is new and emerging. The success of Buzztime Distribution within this segment will depend in part on the growth and development of this market in the United States, as well as on the commercialization and broad acceptance by consumers and businesses of a wide variety of interactive television products. Demand and market acceptance of recently introduced products and services are subject to a high level of uncertainty and, as a result, our profit potential is unproven. In addition, the potential size of this new market opportunity and the timing of its development and deployment are currently uncertain. The development schedules of interactive television products and services offered by our competitors have been delayed or refocused as the industry evolves. If the market for interactive television does not develop, or develops more slowly than anticipated, our revenues for this segment will not grow as fast as anticipated, if at all.

If our products and services are not accepted by consumers, we are not likely to generate significant revenues or become profitable.

Our products and services must achieve sufficient consumer acceptance in order to generate revenues. In particular, our Buzztime Trivia Channel for cable television faces risks related to consumers’ willingness to accept interactive television products and our trivia programming. If interactive television does not become a successful, scaleable medium or if consumers do not accept our trivia play-along sports games and other game products, then we will be unable to draw revenues from advertising, direct-marketing of third-party products, subscription fees or pay-per-play fees. Until a sufficient market develops for the digital set-top boxes enabled to run our interactive television game applications, our profit potential is uncertain. We may also be unable to attract local cable operators to add Buzztime programming as a channel to their service. If consumers fail to adopt our products and services, we will not be able to generate sales, and our business, financial condition and results of operations will be harmed.

If changes in the economy and consumer spending reduce demand for our products and services, our sales and profitability could suffer.

Many of our products and services are targeted at the interactive gaming and entertainment market. As a result, sales of our products and services will require that consumers have sufficient disposable income and leisure time. Adverse changes in the economy may cause consumers to reassess their spending choices and choose less expensive interactive entertainment options over our products and services, or may reduce demand for interactive entertainment activities in general. A shift of this nature could impair our ability to generate sales and could harm our business, financial condition and results of operations

If we do not successfully address risks associated with the proposed disposition of our Wireless and Software Solutions businesses, our growth may be impaired and our current business may suffer.

In order to implement our business strategy successfully, we must streamline our operations by divesting business units that do not operate within our core business in the entertainment division, particularly NTN Wireless and Software Solutions.

In January 2007, we entered into a letter of intent to sell the assets related to our Wireless business. The sale is expected to be completed in the second quarter of 2007. There can be no assurance, however, that the sale will be completed within the time frames or upon the terms and conditions anticipated by us, or at all. Additionally, we continue our efforts to sell our Software Solutions business; however, to date we have not received any offers that we are currently considering. If we are unable to successfully divest business units that no longer complement our overall business strategy, our growth may be impaired and our business and results of operations may be harmed.

If intellectual property law and practice do not adequately protect our proprietary rights and intellectual property, our business could be seriously damaged.

We rely on a combination of trademarks, copyrights and trade secret laws to protect our proprietary rights in some of our products. We believe that the success of our business also depends on such factors as the technical expertise, innovative skills and marketing and customer relations abilities of our employees. It is our policy that all employees and consultants involved in research and development activities sign non-disclosure agreements. Our competitors and former employees and consultants may, however, misappropriate our technology or independently develop technologies that are as good as, or better than, ours. Our competitors may also challenge or circumvent our proprietary rights. If we have to initiate or defend against an infringement claim in the future to protect our proprietary rights, the litigation over such claims could be time-consuming and costly to us, adversely affecting our financial condition.

From time to time, we hire or retain employees or external consultants who may work for other companies developing products similar to those offered by us. These other employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such litigation could prevent us from exploiting our proprietary portfolio and cause us to incur substantial costs, which in turn could materially adversely affect our business.

As of December 31, 2006, we owned one U.S. patent covering certain aspects of technology related to an interactive learning system. This patent will expire in 2017. As of December 31, 2006, we had applied for three additional patents in the United States. Our pending patent applications and any future applications might not be approved. Our patents might not provide us with competitive advantages. Third parties might challenge our patents. In addition, patents held by third parties might have an adverse effect on our ability to do business. Furthermore, third parties might independently develop similar products, duplicate our products or, to the extent patents are issued to us, design around those patents. Others may have filed and in the future may file patent applications that are similar or identical to ours. Such third-party patent applications might have priority over patent applications filed by us. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such interference proceedings could result in substantial cost to us.

We may be liable for the content we make available on the Buzztime iTV Network, the Buzztime Trivia Channel and the internet.

We make content available on the Buzztime iTV Network, the Buzztime Trivia Channel for cable television and the internet. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence or copyright or trademark infringement. We could also be exposed to liability for third-party content accessed through the links from our websites to other websites. Federal laws may limit, but not eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with certain statutory requirements. We may incur costs to defend against claims related to either our own content or that of third parties, and our financial condition could be materially adversely affected if we are found liable for information that we make available. Implementing measures to reduce our exposure may require us to spend substantial resources and may limit the attractiveness of our services to users which would impair our profitability and harm our business operations.

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

Our products and services are subject to government regulations that may restrict our operations or cause demand for our products to decline significantly.

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the interactive television products and gaming industries. In the area of interactive television products, state and federal governments may adopt a number of laws and regulations governing any of the following issues:

•	user privacy;

•	copyrights;

•	consumer protection;

•	media distribution of specific material or content; and

•	the characteristics and quality of interactive television products and services.

One or more states or the federal government could enact regulations aimed at companies like us that provide interactive television products. Any such legislation or regulation could dampen the growth of the interactive television industry and have an impact on our Buzztime Network products and services and our operations. If such a reduction in growth occurs, demand for our interactive television products and services may decline significantly.

In addition, we operate games of skill and chance that, in some instances, reward prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require any form of monetary payment. We also operate interactive skill card games, such as Texas Hold’em poker and Blackjack. These skill card games are restricted in several jurisdictions. The laws and regulations that govern these games, however, are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in any of the jurisdictions in which we offer our games. If such changes were to happen, we may find it necessary to eliminate, modify or cancel certain components of our products, which could result in additional development costs and/or the possible loss of revenue.

We are dependent on our key management personnel, and the loss of any of these individuals may adversely affect our business.

Our success greatly depends on the efforts of Dario Santana, our Chief Executive Officer (CEO), and other members of our management team. Our ability to operate successfully will depend significantly on the services and contributions of the individuals in executive positions. Our management team has recently undergone some changes, including the resignations of Stanley B. Kinsey, our former CEO, and Andy Wrobel, our former Chief Financial Officer (CFO), in July 2006 and August 2006, respectively. The loss of any of our key management personnel, or our inability to recruit qualified members of our management team, will significantly harm our business.

Our success depends on our ability to recruit and retain skilled professionals for our business.

Our business requires experienced programmers, creative designers, application developers and sales and marketing personnel. Our success will depend on identifying, hiring, training and retaining such experienced and knowledgeable professionals. We must recruit talented professionals in order for our business to grow. There is significant competition for employees with the skills required to develop the products and perform the services we offer. There can be no assurance that we will be able to attract a sufficient number of qualified employees in the future to sustain and grow our business, or that we will be successful in motivating and retaining the employees we are able to attract. If we cannot attract, motivate and retain qualified technical and sales and marketing professionals, our business, financial condition and results of operations will suffer.

Foreign currency exchange rate fluctuations and trade barriers could harm our business.

On December 15, 2003, we acquired, through NTN Canada, most of the operating assets, certain liabilities and the operations of NTN Interactive Network from Chell Group Corporation. Through this transaction, we acquired an additional 350 customer sites that pay us in Canadian dollars to use our interactive technology and to receive our game service. Additionally, we now operate the Buzztime iTV Network in the United Kingdom and receive payment in Great Britain Pounds (GBP) from U.K. subscribers who use our technology and receive our game service.

Since service fees and operating expenses from both our Canadian and United Kingdom subsidiaries are recognized in their local currencies, our financial results could be significantly affected by large fluctuations in foreign currency exchange rates or by weak economic conditions in foreign markets. To the extent we attempt to expand our sales efforts in international markets, we may also face difficulties in staffing and managing foreign operations, longer payment cycles and problems with collecting accounts receivable and increased risks of piracy and limits on our ability to enforce our intellectual property rights. If we are unable to adequately address the risks of doing business abroad, our business, financial condition and results of operations may be harmed.

Communication failures with our subscriber locations could result in the cancellation of subscribers and a decrease in our revenues.

We rely on both satellite and telephone systems to communicate with our subscriber locations. We currently transmit the majority of our data to our hospitality customer sites via DSL connectivity and, to a lesser extent, via PanAmSat’s Galaxy IIIR satellite. At December 31, 2006, 48% of our sites connected by DSL and 52% of our sites were connected by satellite. An interruption in communications with our subscriber locations under either system could decrease customer loyalty and satisfaction and result in a cancellation of our services.

In the event that we are forced to switch to another satellite, we could incur significant costs associated with re-pointing our VSAT satellite receivers. In addition, we could experience higher operating costs to transmit data to our customers via telephone lines and the internet during the transition period.

Because United States satellite operators are federally licensed, we also face a potential risk that the government could preempt our satellite for national security reasons. Any disruption to our communications with our subscribers may result in a decrease in revenues or an increase in expenses, and may harm our results of operations and financial condition.

Risk Factors Associated with our Common Stock

Our common stock could be delisted or suspended from trading on the American Stock Exchange (AMEX).

At December 31, 2006, we were in compliance with AMEX listing standards. If we fail to maintain compliance with these standards, our common stock may not remain listed on AMEX or any other exchange or quotation system in the future. If our common stock is delisted from AMEX and transferred to the over-the-counter market, the spreads between the bid and ask prices for our common stock may increase and the execution time for orders may be longer. The delisting of our common stock from AMEX may result in decreased liquidity by making the trading of our stock less efficient.

In October 2006, we received a letter from the AMEX stating that we were out of compliance with Section 121(B)(2)(a)(i) and Section 121(B)(2)(a)(ii) of the AMEX Company Guide, which require that issuers maintain an Audit Committee of at least three members, each of whom is independent, and that each issuer’s Audit Committee include at least one member who is financially sophisticated. In November 2006, we remedied this noncompliance by appointing a new director to the Audit Committee who met the independence and financial sophistication requirements. However, there can be no assurance that we will continue to meet the listing standards of AMEX or any other exchange, or that we will be able to remedy any future non-compliance.

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

Certain provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of us, even if such a change in control would benefit our stockholders. For example, our certificate of incorporation requires a supermajority vote of at least 80% of the total voting power, voting together as a single class, to amend certain provisions of such document, including those provisions relating to:

•	the number, election and term of directors;

•	the removal of directors and the filling of vacancies; and

•	the supermajority voting requirements of our restated certificate of incorporation.

These provisions could discourage third parties from taking control of our company. Such provisions may also impede a transaction in which you could receive a premium over then current market prices and your ability to approve a transaction that you consider in your best interests.

Future sales of our common stock reserved for issuance pursuant to stock option and warrant exercises may adversely affect the market price of our common stock.

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of December 31, 2006, there were approximately 9,318,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at weighted average exercise prices ranging from $1.05 to $3.36 per share. As of December 31, 2006, there were also outstanding warrants to purchase an aggregate of approximately 1,344,000 shares of common stock at weighted average exercise prices ranging from $1.11 to $3.19 per share.

These outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions because the holders of the options and warrants may exercise these derivative securities when we are attempting to raise additional capital through a new offering of securities at a price per share that exceeds the exercise price of such options and warrants. To the extent the trading price of our common stock at the time of exercise of any of our outstanding options or warrants exceeds the exercise price, such exercise will have a dilutive effect on our stockholders.

ITEM 1B. Unresolved	Staff Comments

Not applicable.

ITEM 2.	Properties

We lease approximately 41,000 square feet of office and warehouse space at 5966 La Place Court, Carlsbad, California, for our corporate headquarters. In July 2001, a five-year lease renewal for approximately 39,000 rentable square feet commenced upon expiration of the prior lease term that expired in June 2001. In October 2005, we entered into an amendment to our lease agreement whereby we extended the term of the lease through June 2011. In February 2006, we further amended the lease agreement to include an approximate 2,000 square feet of expansion warehouse space, bringing the total to approximately 41,000 square feet of office and warehouse space.

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

Until April 2005, we leased approximately 17,000 square feet of office and warehouse space in Arlington, Texas, for operation of our Software Solutions segment, at which time we reduced the total rentable square footage to approximately 12,000 square feet due to the sale of the Vision assets. In January 2006, we signed a new lease for the 12,000 square feet continuing through December 2007. We operate our Canadian operations in approximately 5,400 square feet of office and warehouse space in Toronto, Ontario, Canada, under a lease expiring in December 2014. Subsequent to December 31, 2006, we relocated our Canadian operations to a new location of 1,488 square feet. Additionally, we entered into a sublease agreement to rent the larger space to a subtenant effective April 1, 2007.

ITEM 3.     Legal Proceedings

We are subject to litigation from time to time in the ordinary course of our business. Currently, there are no potentially material arbitration items pending or threatened against us.

ITEM 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote by security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the American Stock Exchange (AMEX) under the symbol “NTN.” Set forth below are the high and low sales prices for the common stock as reported by the AMEX for the three most recent fiscal years:

	Common Stock
	Low	High
2006
First Quarter	$1.37	$1.64
Second Quarter	1.40	1.89
Third Quarter	1.16	1.52
Fourth Quarter	1.21	1.46

2005
First Quarter	$2.72	$3.58
Second Quarter	1.74	3.18
Third Quarter	1.36	2.00
Fourth Quarter	1.23	1.76

2004
First Quarter	$2.51	$4.25
Second Quarter	2.51	3.19
Third Quarter	1.62	3.20
Fourth Quarter	2.40	3.24

On March 2, 2007, the closing price for our common stock as reported on the AMEX was $1.40 and there were approximately 1,207 holders of record.

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

We have 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2006, we issued approximately 11,000 common shares for payment of these dividends.

Stock Price Performance Graph

The following graph sets forth our total cumulative shareholder return as compared to the return of the Standard and Poor’s 500 Index (“S&P 500”) and the Nasdaq Computer Manufacturers Index for the period of December 31, 2001 through December 31, 2006. The graph reflects the investment of $100 on December 31, 2001 in our stock, the S&P 500 and in a published industry peer group index.

Total return also assumes reinvestment of dividends. We have never paid dividends on our common stock. Historical stock price performance should not be relied upon as indicative of future stock price performance.

ASSUMES $100 INVESTED ON DEC. 31, 2001

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2006

Company	12/2001	12/2002	12/2003	12/2004	12/2005	12/2006
NTN Buzztime, Inc	100.00	133.33	411.11	354.44	165.56	152.22
Business Services, NEC	100.00	71.86	116.24	153.19	135.22	131.70
AMEX Market Index	100.00	96.01	130.68	149.65	165.03	184.77

ITEM 6.    Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included elsewhere in this report. The selected financial data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 is derived from our audited financial statements.

STATEMENT OF OPERATIONS DATA

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004	2003	2002
Total revenue	$32,985	$30,749	$26,284	$23,220	$25,610
Total operating expenses	33,704	32,031	29,877	25,301	27,465

Operating loss	(719)	(1,282)	(3,593)	(2,081)	(1,855)
Other income (expense), net	(640)	(90)	171	(125)	(505)

Loss from continuing operations	(1,359)	(1,372)	(3,422)	(2,206)	(2,360)
Income taxes	(152)	(79)	(93)	(41)	(41)
Minority interest in loss of consolidated subsidiary	—	—	—	10	212

Loss from continuing operations	(1,511)	(1,451)	(3,515)	(2,237)	(2,189)
Loss from discontinued operations	(3,262)	(568)	(1,464)	(474)	—

Net loss	$(4,773)	$(2,019)	$(4,979)	$(2,711)	$(2,189)

Basic and diluted net loss per common share:
Net loss from continuing operations	$(.03)	$(.03)	$(.06)	$(.05)	$(.06)

Net loss from discontinued operations	$(.06)	$(.01)	$(.03)	$(.01)	$—

Net loss	$(.09)	$(.04)	$(.09)	$(.06)	$(.06)

Weighted-average shares outstanding	54,267	53,501	52,599	45,446	39,081

	Balance Sheet Data (in thousands)
	December 31,
	2006	2005	2004	2003	2002
Total current assets	$16,058	$17,070	$18,045	$7,787	$4,184
Total assets	26,525	30,018	29,388	20,630	10,842
Total current liabilities	7,729	8,439	6,862	5,939	3,620
Total liabilities	7,995	9,126	7,353	7,566	8,719
Total minority interest	—	—	—	—	643
Shareholders’ equity	18,530	20,892	22,035	13,064	1,480

	2006 Results by Quarter (in thousands)				YTD Total
	Three-Month Period Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Total revenue	$8,269	$7,929	$8,332	$8,455	$32,985
Operating income (loss)	216	(1,094)	167	(8)	(719)
Net income from continuing operations (loss)	170	(1,798)	169	(52)	(1,511)
Net income from discontinued operations; net of tax (loss)	(94)	(58)	(223)	(2,887)	(3,262)
Net income (loss)	76	(1,856)	(54)	(2,939)	(4,773)

January 2004 Financing Note

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

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Our actual results may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled “Risk Factors” in Item A, and other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement.

Overview

We operate principally through four business segments that form two operating divisions: Entertainment and Hospitality. The Entertainment Division is comprised of the Buzztime Interactive Television Network, also referred to as Buzztime iTV Network or iTV Network, and Buzztime Distribution which was formerly known as Buzztime Entertainment, Inc.

The Buzztime iTV Network, formerly known as the NTN iTV Hospitality Network, has maintained a unique and preemptive position in the hospitality industry for over 20 years as a promotional platform providing interactive entertainment to patrons in restaurants and sports bars (hospitality venues). Approximately 74% of our current consolidated revenues are derived from this segment as we receive recurring service fees from subscribing hospitality venues, Network Subscribers, and advertising revenues.

The iTV Network transmits a wide variety of engaging interactive multi-player games, including trivia quiz shows, play-along sports programming, casino-style and casual games to our Network Subscribers. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. Buzztime players can compete with other players within their hospitality venue and also against players in other Network Subscriber venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of December 31, 2006, we had 3,629 United States Network Subscribers, 355 Canadian subscribers and 55 U.K. subscribers. Approximately 28% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGIFriday’s, Bennigan’s Irish Grill, Applebee’s and Damon’s Grill.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime iTV Network also earns revenue from advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime iTV Network’s 4,039 venues.

Buzztime Distribution generates revenue from distributing and licensing our Buzztime-branded content and related technology to consumer platforms, with a focus on interactive networks such as cable TV, satellite TV and mobile phones. Our distribution efforts focus on licensing real-time, mass-participation games such as trivia, head-to-head multi-player games such as Texas Hold’em and single-player games such as solitaire.

Buzztime Distribution leverages our single and multi-player casual games, related technology, brand and marketing reach in order to create incremental licensing revenue from cable television, satellite television, mobile phones, home electronic games, cards and books. The game content is designed for broad audiences and includes trivia quiz shows, real-time sports prediction games that are played along with live televised sporting events, multi-player card and billiard games as well as single-player card, arcade, puzzle and board games.

Buzztime games have been available as a two-way cable TV game service since June 2002. Currently, Buzztime games (including trivia, Texas Hold’em, Billiards and assorted single-player games) are licensed to 8 cable systems including Comcast and Blue Ridge Communications and are available to the digital cable subscribers for free. Buzztime games are also available as a premium monthly subscription service to Echostar DISH and Bell ExpressVu satellite customers in the U.S. and Canada, respectively. Buzztime has also has license arrangements with Airborne Entertainment for mobile phones, Cadaco for retail electronic and card games and Square One Publishers for the Buzztime Trivia Book Series.

Revenue for Buzztime Distribution is derived primarily from license fees and royalties from third-party licensees who distribute Buzztime content to end-users, as well as from third-party development and production fees. It is also our plan to sell advertising when we achieve a critical mass of subscribers particularly via cable television distribution.

The Hospitality Division is comprised of NTN Wireless Communications, Inc., NTN Wireless, and NTN Software Solutions, Inc., Software Solutions. NTN Wireless produces and distributes guest and server paging systems to restaurants and other markets. Software Solutions primarily develops and distributes customer management software to manage reservations and table service in restaurants. Software Solutions also provides professional help desk services and outsourced software development and support and maintenance services to Domino’s Pizza franchisees. We are currently operating under an active divestiture plan to sell both of these businesses. Accordingly, these businesses are presented as “Discontinued Operations” in our consolidated financial statements included elsewhere in this report. Divesting these businesses will allow us to focus on our core business of entertaining players in our network of over 4,000 restaurants and sports bars worldwide.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We reserve for all accounts that have suspended or terminated our Buzztime iTV Network services and all auto debit customers with balances that are greater than 60 days past due. We analyze historical collection trends, customer concentrations and creditworthiness, economic trends and anticipated changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts for specific and general risks. Additional reserves may also be established if specific customers’ balances are identified as potentially uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

•

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We perform our annual tests for goodwill impairment by retaining a third-party valuation firm to assist in calculating the fair values. The analyses are based on consideration of (1) the market value of comparable publicly traded companies; (2) the market value of similar companies involved in business combinations; and (3) an income approach of discounting the projected cash flows of operations. The projections involve a number of assumptions and estimates, including revenue growth and operating margins, which we believe are reasonable based on existing operations and prospective business opportunities.

•

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC SAB 59, Accounting for Noncurrent Marketable Equity Securities, and EITF 03-01, Other Than Temporary Impairments, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook for the investor, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investor conditions deteriorate, we may incur future impairments.

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. During the second quarter of 2006, we recognized an impairment loss of $652,000 relating to our investment in common stock of an Australian company to reflect such investments available-for-sale at its fair value. Since then, this investment has increased in value by $173,000 which has been recorded as other comprehensive income on our consolidated balance sheet.

We do not have any of the following:

•	Off-balance sheet arrangements except for purchase orders, purchase commitments and operating leases;

•	Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

•

Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in Item 13—Certain Relationships and Related Transactions, or which are so non-material to fall below the materiality threshold of such item.

Assessments of functional currencies. The United States dollar is our functional currency, except for our operations in Canada and the United Kingdom, in which the respective functional currencies are the Canadian Dollar and British Pound.

Results of Operations

Change in Reporting Format and Allocations

In early 2006, we completed the re-branding of our entertainment product offerings under the Buzztime brand, including the re-naming of the NTN iTV Network to the Buzztime iTV Network.

In 2006, we initiated a new presentation format of four operating segments, reflecting a change of primary focus and a consolidation of entertainment operations under one entity, which reflects the information provided to our chief decision makers. Formerly all costs of content development for all aspects of our entertainment operations were included in the Buzztime Entertainment, Inc. segment operating results. With the consolidation of operations, 90% of content development costs are now charged to the Buzztime iTV Network segment and 10% to Buzztime Distribution. The 2005 and 2004 results have been restated to conform to the 2006 presentation format.

Additionally, we have modified our reporting format by moving the Buzztime iTV Network segment out of the Hospitality Division and into the Entertainment Division. The Buzztime iTV Network and Buzztime Distribution now comprise the Buzztime Entertainment Division. The NTN Wireless and Software Solutions segments comprise the Hospitality Division.

Our Hospitality Division is classified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The operating results for these businesses have been separately classified and reported as discontinued operations in the Consolidated Financial Statements. In accordance with SFAS No. 144, corporate expenses previously allocated to these divisions have been reclassified to Buzztime iTV for all years presented.

Results of Continuing Operations

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Continuing operations, which consists of the Entertainment division, generated a net loss of $1,511,000 for the year ended 2006 compared to a net loss of $1,451,000 for the year ended 2005.

Revenue

Revenue from continuing operations increased by $2,236,000 or 7%, to $32,985,000 in 2006 from $30,749,000 in 2005. Revenue from the two operating segments of the Entertainment Division for 2006 and 2005 is as follows:

	For the year ended December 31,
	2006	2005
Buzztime iTV Network	$32,180,000	$29,374,000
Buzztime Distribution	805,000	1,375,000

Total Entertainment Division	$32,985,000	$30,749,000

Buzztime iTV Network revenue increased $2,806,000 million or 10%, to $32,180,000 in 2006 from $29,374,000 in 2005 primarily due to a worldwide increase in the average number of billable sites for the year compared to 2005. Although the ending site count for both years is comparable, we began 2005 with only 3,660 sites. Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers As of December 31,
	2006	2005
United States	3,629	3,622
Canada	355	397
United Kingdom	55	13

Total	4,039	4,032

Buzztime Distribution revenue decreased $570,000 or 42%, to $805,000 in 2006 from $1,375,000 in 2005 primarily due to a decrease in licensing fees related to the distribution of retail game products.

Direct Costs and Gross Margin

The following table compares the direct costs and gross margins for the two segments within the Entertainment Division for 2006 and 2005:

	For the year ended December 31,
	2006	2005
Buzztime iTV Network:
Revenues	$32,180,000	$29,374,000
Direct Costs	9,534,000	9,204,000

Gross Margin	$22,646,000	$20,170,000
Gross Margin Percentage	70%	69%
Buzztime Distribution:
Revenues	$805,000	$1,375,000
Direct Costs	495,000	654,000

Gross Margin	$310,000	$721,000
Gross Margin Percentage	39%	52%

Gross margin for the Buzztime iTV Network increased $2,477,000 or 12%, to $22,647,000 in 2006 compared to $20,170,000 in 2005. Gross margin as a percentage of revenues was 70% in 2006 compared to 69% in 2005. The improvement in gross margin for 2006 was due to savings relating to site visits of $422,000, communication costs of $200,000, shipping costs of $112,000 and miscellaneous parts of $106,000. These improvements to gross margin were partially offset by an increase in depreciation of $330,000 related to capital investments made in the latter part of 2005 as well as the disposition of VSAT dishes of $176,000 as more subscribers shift to DSL for connectivity.

Direct operating costs for Buzztime Distribution decreased due to the impairment of an asset in the amount of $133,000 in 2005 whereas there were no impairments in 2006. The majority of direct costs relate to depreciation which is primarily fixed in nature and did not decrease in connection to the decrease in revenue in 2006, which resulted in a lower gross margin in 2006 relative to 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Entertainment Division increased $972,000 or 5%, to $20,843,000 in 2006 from $19,871,000 in 2005. The following table compares the selling, general and administrative expenses for each of two segments within the Entertainment Division for 2006 and 2005:

	For the year ending, December 31,
	2006	2005
Buzztime iTV Network	$19,496,000	$17,965,000
Buzztime Distribution	1,347,000	1,906,000

Entertainment Division	$20,843,000	$19,871,000

Selling, general and administrative expenses of Buzztime iTV Network increased $1,531,000 or 9%, to $19,496,000 in 2006 from $17,965,000 in 2005 due to several factors. Stock based compensation increased by $926,000 due to the implementation of FAS123R which was not required in 2005, marketing increased by $578,000 due to continued expansion into the UK, as well as increased spending on trade shows, promotions and direct marketing to build consumer and brand awareness. Consulting expenses, including temporary labor increased $387,000 due to vacant positions, and recruiting fees increased $306,000 related to the placement of several key management positions within the organization during 2006. Sales commissions increased by $279,000 due to the increase in revenue and facilities expense increased by $269,000 due to additional maintenance contracts on software products as well as additional warehouse space leased in 2006. Shareholder and investor relations increased by $125,000 due to additional services obtained in 2006 compared to 2005.

These increases were offset by savings in travel of $217,000, other taxes of $141,000, and a decrease in bad debt of $157,000 due to an increase in the number of customers electing the electronic funds transfer program.

Selling, general and administrative expenses of Buzztime Distribution decreased $559,000 or 29%, to $1,347,000 in 2006 from $1,906,000 in 2005 primarily due to a decrease in labor costs associated with a reduction in force as development projects were completed.

Litigation, legal and professional fees

Litigation, legal and professional fees increased $588,000, or 43%, to $1,950,000 in 2006 compared to $1,362,000 in 2005 primarily due to $299,000 of fees associated with ongoing SOX compliance, $122,000 of audit fees and $118,000 of legal fees.

Depreciation and amortization

Depreciation and amortization not related to direct operating costs decreased $17,000 or 2%, to $675,000 in 2006 from $692,000 in 2005 due to various fixed assets becoming fully depreciated, thereby, reducing our depreciation in 2006.

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits related to projects to develop new technologies for the Buzztime iTV network. Research and development expenses decreased $41,000 or 17%, to $207,000 in 2006 from $248,000 in 2005.

Interest Income and Expense

Interest income increased $30,000 or 32%, to $125,000 in 2006 from $95,000 in 2005 due primarily to an increase in our average cash balance.

Interest expense decreased $72,000 or 39%, to $113,000 in 2006 compared to $185,000 in 2005, due to the various capitalized leases expiring and the reduction in our line of credit borrowings.

Unrealized loss on investment available for sale

In the second quarter of 2006, we performed an evaluation of our equity investment in an Australian company and concluded that the decline in the value of that stock was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its fair value. At December 31, 2006, the carrying value of this investment had increased $173,000 and has been recorded as other comprehensive income on our consolidated balance sheet.

Income Taxes

For the year ended December 31, 2006, the Canadian operations had taxable income and the United States operations had a taxable loss. As a result, the Company recorded a tax provision of $152,000 in 2006. This was a $73,000 increase from the $79,000 provision for income taxes recorded in 2005.

Results of Discontinued Operations

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

In November 2006, we began to actively pursue the sale of our Hospitality Division consisting of NTN Wireless and Software Solutions. In the fourth quarter of 2006, we applied the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain of its assets which were held for sale. SFAS 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization. As of December 31, 2006, the Hospitality Division’s assets have been classified as held for sale and the valuation of the respective assets were revalued as of December 31, 2006. Depreciation on these assets has ceased effective December 31, 2006. Additionally, the operating results for the Hospitality Division have been separately classified and reported as discontinued operations in our consolidated financial statements in accordance with SFAS 144.

Discontinued operations generated a net loss of $3,262,000 for the year ended 2006 compared to a net loss of $568,000 for the year ended 2005. The increase in the net loss is primarily due to a one-time non-cash charge of approximately $2,700,000 related to the impairment of the goodwill and other intangibles of the Software Solutions segment of the business.

Revenue

Revenue from discontinued operations increased by $926,000 or 9%, to $10,936,000 in 2006 from $10,010,000 in 2005. The increase in revenue was due to an increase in NTN Wireless sales of $371,000 resulting from a large installation of wireless products through our reseller channel and a $555,000 increase in Software Solutions sales associated with software licenses, installations and development services and support and maintenance fees.

The revenue contribution from the two segments of the Hospitality division for 2006 and 2005 are illustrated in the following table:

	For the year ended December 31,
	2006	2005
NTN Wireless	$6,060,000	$5,689,000
Software Solutions	4,876,000	4,321,000

Total Entertainment Division	$10,936,000	$10,010,000

Direct Operating Costs and Gross Margin

Direct operating costs from discontinued operations increased $283,000 or 7%, to $4,227,000 in 2006 from $3,944,000 in 2005. The following table compares the direct costs and gross margins for each of the business segments within the Hospitality division for 2006 and 2005:

	For the year ended December 31,
	2006	2005
NTN Wireless:
Revenues	$6,060,000	$5,689,000
Direct Costs	3,796,000	3,333,000

Gross Margin	$2,264,000	$2,356,000
Gross Margin Percentage	37%	41%
Software Solutions:
Revenues	$4,876,000	$4,321,000
Direct Costs	431,000	611,000

Gross Margin	$4,445,000	$3,710,000
Gross Margin Percentage	91%	86%

Gross margin for the NTN Wireless business decreased $92,000 or 4%, to $2,264,000 in 2006 compared to $2,356,000 in 2005. Gross margin as a percentage of revenues was 37% in 2006 compared to 41% in 2005. The decline in gross margin was due to an increase in the unit cost for our pilot and UHF coasters, and due to an increase in sales by resellers which carry a lower gross margin.

Gross margin for Software Solutions increased $735,000 or 20%, to $4,445,000 in 2006 compared to $3,710,000 in 2005. Gross margin as a percentage of revenues was 91% in 2006 compared to 86% in 2005. Improvement in gross margin was due to lower pass-through license sales associated with our help desk and a reduction in sales of hardware components associated with software sales in 2006 compared to 2005, each of which carries a lower gross margin.

Selling, general and administrative Expenses

Selling, general and administrative expenses increased $645,000, or 10%, in the Hospitality Division to $7,055,000 in 2006 from $6,410,000 in 2005. The following table compares the selling, general and administrative expenses for each of two segments within the Hospitality Division for 2006 and 2005:

	For the year ended December 31,
	2006	2005
NTN Wireless	$1,498,000	$1,449,000
Software Solutions	5,557,000	4,961,000

Hospitality Division	$7,055,000	$6,410,000

The selling, general and administrative expenses of Software Solutions increased $596,000 or 12%, to $5,557,000 in 2006 from $4,961,000 in 2005 due to several factors. Salaries and benefits increased $245,000 due to a one time charge of $127,000 for severance associated with a key executive and an increase in staffing associated with help desk services. Bad debt increased by $174,000 due to the identification of high risk customers and an increase of $116,000 associated with non cash compensation as a result of implementing FAS123R which was not required in 2005. These increases were partially offset by the absence in 2006 of a $276,000 non cash charge incurred in 2005 associated with the sale of assets related to the Vision product.

Adjusted EBITDA—Consolidated Operations

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

The following table reconciles our consolidated net loss per GAAP to Adjusted EBITDA:

	For the year ended December 31,
	2006	2005
Adjusted EBITDA Calculation
Net loss per GAAP	$(4,773,000)	$(2,019,000)
Interest (income) expense, net	(12,000)	90,000
Depreciation and amortization	4,722,000	4,135,000
Non-cash stock based compensation	1,227,000	290,000
Non-cash charge related to software product sale	—	276,000
Non-cash asset impairment charges	3,364,000	—
Income taxes	171,000	86,000

Adjusted EBITDA	$4,699,000	$2,858,000

On a segment basis, our segments generated Adjusted EBITDA levels as presented below:

($000)	For the year ended December 31, 2006
	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless	Total
Adjusted EBITDA Calculation:
Net income (loss) per GAAP	$(328)	$(1,183)	$(3,913)	$651	$(4,773)
Interest expense, net	(15)	3	—	—	(12)
Depreciation and amortization	3,766	559	330	67	4,722
Non-cash stock based compensation	998	93	116	20	1,227
Non-cash asset impairment charge	652	—	2,712	—	3,364
Income taxes	152	—	—	19	171

Adjusted EBITDA	$5,225	$(528)	$(755)	$757	$4,699

($000)	For the year ended December 31, 2005
	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless	Total
Adjusted EBITDA Calculation:
Net income (loss) per GAAP	$(100)	$(1,351)	$(1,352)	$784	$(2,019)
Interest expense (net)	84	6	—	—	90
Depreciation and amortization	3,149	575	343	68	4,135
Non-cash stock based compensation	290	—	—	—	290
Non-cash charge related to software product sale	—	—	276	—	276
Income taxes	79	—	7	—	86

Adjusted EBITDA	$3,502	$(770)	$(726)	$852	$2,858

Results of Continuing Operations

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Continuing operations, which consists of the Entertainment division, generated a net loss of $1,451,000 for the year ended 2005 compared to a net loss of $3,515,000 for the year ended 2004.

Revenue

Revenue of the Entertainment Division increased by $4,465,000 or 17%, to $30,749,000 in 2005 from $26,284,000 in 2004. Revenues from the two operating segments of the Entertainment division for 2005 and 2004 are as follows:

	For the year ended December 31,
	2005	2004
Buzztime iTV Network	$29,374,000	$25,925,000
Buzztime Distribution	1,375,000	359,000

Total Revenue of Division	$30,749,000	$26,284,000

Buzztime iTV Network revenue increased $3,449,000 million or 13%, to $29,374,000 in 2005 from $25,925,000 in 2004 primarily due to a worldwide increase in the average number of billable sites for the year compared to 2004. Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers As of December 31,
	2005	2004
United States	3,622	3,309
Canada	397	351
United Kingdom	13	—

Total	4,032	3,660

Buzztime Distribution revenues increased $1,016,000, or 283%, to $1,375,000 in 2005 from $359,000 in 2004. The increase was primarily attributed to licensing fees from game products which were $600,000 for 2005. There were no licensing fees earned from game products in 2004. Additionally, in 2005 there were higher levels of licensing fees from the satellite operators for distribution of Buzztime trivia to their users on a subscription basis as well as increases in license and development fees from a major cable operator.

Direct Costs and Gross Margin

The following table compares the direct costs and gross margins for the two segments within the Entertainment Division for 2005 and 2004:

	For the year ended December 31,
	2005	2004
Buzztime iTV Network:
Revenues	$29,374,000	$25,925,000
Direct Costs	9,204,000	8,021,000

Gross Margin	$20,170,000	$17,904,000
Gross Margin Percentage	69%	69%
Buzztime Distribution:
Revenues	$1,375,000	$359,000
Direct Costs	654,000	555,000

Gross Margin	$721,000	$(196,000)
Gross Margin Percentage	53%	(55%)

Gross margin for the Buzztime iTV network increased $2,266,000 or 13%, to $20,170,000 in 2005 compared to $17,904,000 in 2004. Gross margin as a percentage of revenues for 2005 remained consistent with 2004. Direct operating costs increased $1,183,000, or 15%, to $9,204,000 in 2005 from $8,021,000 in 2004. This increase was due to an increase in technical site visits associated with new software releases. Communications increased due to higher costs of the satellite service and the acquisition of additional bandwidth. Demand for additional Playmaker devices and conversion of Canadian sites to DITV from DOS (Disk Operating System) drove increases in freight and depreciation. Prior to our acquisition of that operation, the site equipment in Canada was largely fully depreciated. The DITV conversion of Canadian sites as well as continued strong installations in 2005 contributed to increased installation expense. Despite these increases, gross margin improved due to the strong sales in 2005.

The $99,000 increase in Buzztime Distribution’s direct operating costs was driven by a $133,000 impairment charge associated with capitalized software that was determined to have no future value. This increase was offset by $20,000 decrease in amortization and a $15,000 decrease in hardware purchases for cable deployments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Entertainment division increased $795,000 or 4%, to $19,871,000 in 2005 from $19,076,000 in 2004. The following table compares the selling, general and administrative expenses for each of two segments within the Entertainment Division for 2005 and 2004:

	For the year ended December 31,
	2005	2004
Buzztime iTV Network	$17,965,000	$16,662,000
Buzztime Distribution	1,906,000	2,414,000

Total Entertainment Division	$19,871,000	$19,076,000

Selling, general and administrative expenses of Buzztime iTV increased $1,303,000 or 8%, to $17,965,000 in 2005 from $16,662,000 in 2004. In 2005, we launched operations in the United Kingdom. As a result of this expansion, we incurred an additional $632,000 in selling, general and administrative expenses. The remainder of the increase of $634,000 came from a variety of items including $244,000 in commission expense associated with the increased volume of sales and $249,000 increase in bad debt expense.

Selling, general and administrative expenses of Buzztime Distribution decreased $508,000 or 21%, to $1,906,000 in 2005 from $2,414,000 in 2004 primarily due to a decrease in labor costs associated with a reduction in force as development projects were completed.

Stock-based compensation expense

Stock-based compensation expense decreased by $3,000, or 1%, to $290,000 in 2005 compared to $293,000 in 2004. This decrease arises from valuation of warrant grants issued and stock price fluctuations throughout 2005 when compared to 2004.

Litigation, legal and professional fees

Litigation, legal and professional fees decreased $166,000, or 14%, to $1,362,000 in 2005 compared to $1,196,000 in 2004. This decrease relates to legal fees associated with the litigation of a lawsuit in 2004 that was dismissed and settled without liability in the first quarter of 2005.

Depreciation and amortization

Depreciation and amortization not related to direct operating costs decreased $21,000, or 3%, to $692,000 in 2005 from $713,000 in 2004. Assets relating to this depreciation have become fully amortized, thereby reducing our depreciation in 2005.

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits related to projects to develop new technologies for the Buzztime iTV network. Research and Development expenses decreased $68,000 or 22%, to $248,000 in 2005 from $316,000 in 2004.

Interest Income and Expense

Interest income decreased $3,000 or 3%, to $95,000 in 2005 from $98,000 in 2004 due to a decrease in our average cash balance.

Interest expense increased $33,000, or 22%, to $185,000 in 2005 from $152,000 in 2004, due to an increase in capitalized leases for various office equipment and drawing on our line of credit.

Other Income

During 2004, we received $225,000 from a settlement of a derivative securities lawsuit whereas for 2005 there were no lawsuit settlements.

Income Taxes

For the year ended December 31, 2005, the Canadian and U.S. operations had taxable income. As a result, the Company recorded a tax provision of $79,000 in 2005. The 2005 United States tax expense was substantially reduced through the utilization of both federal and state net operating loss carry forwards generated in prior years. The 2005 tax provision was a $14,000 decrease from the $93,000 provision for income taxes recorded in 2004.

Results of Discontinued Operations

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Revenue

Revenue from the Hospitality Division increased by $639,000 or 6%, to $10,010,000 in 2005 from $9,371,000 in 2004. The increase in revenue was due to an increase in replacement sales as a result of product deployments in 2004 from the NTN Wireless business. Also, Software Solutions had an increase in customers subscribing to the help desk and obtained additional large software sales contracts.

The revenue contribution from the two segments of the Hospitality Division for 2005 and 2004 are illustrated in the following table:

	For the year ended December 31,
	2005	2004
NTN Wireless	$5,689,000	$5,337,000
Software Solutions	4,321,000	4,034,000

Total Revenue of Division	$10,010,000	$9,371,000

Direct Costs and Gross Margin

The following table compares the direct costs for the two segments of the Hospitality Division for 2005 and 2004:

	For the year ended December 31,
	2005	2004
NTN Wireless:
Revenues	$5,689,000	$5,337,000
Direct Costs	3,333,000	3,304,000

Gross Margin	$2,356,000	$2,033,000
Gross Margin Percentage	42%	38%
Software Solutions:
Revenues	$4,321,000	$4,034,000
Direct Costs	611,000	851,000

Gross Margin	$3,710,000	$3,183,000
Gross Margin Percentage	86%	79%

Gross margin for the NTN Wireless segment increased $323,000 or 16%, to $2,356,000 in 2005 compared to $2,033,000 in 2004. Gross margin as a percentage of revenues was 42% in 2005 compared to 38% in 2004. Improvement in gross margin was due to an increase in sales of in higher margin products.

Gross margin for Software Solutions increased $527,000 or 17%, to $3,710,000 in 2005 compared to $3,183,000 in 2004. Gross margin as a percentage of revenues was 86% in 2005 compared to 79% in 2004. Improvement in gross margin was due to a reduction in sales of hardware components associated software sales in 2005 compared to 2004 which carry a lower gross margin.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for discontinued operations increased $448,000 or 8%, to $6,410,000 in 2005 from $5,962,000 in 2004. The following table compares the selling, general and administrative expenses for each of two segments within the Hospitality Division for 2005 and 2004:

	For the year ended December 31,
	2005	2004
NTN Wireless	$1,449,000	$1,237,000
Software Solutions	4,961,000	4,725,000

Total Hospitality Division	$6,410,000	$5,962,000

Selling, general and administrative expenses of NTN Wireless increased $212,000 or 17%, to $1,449,000 in 2005 from $1,237,000 in 2004 primarily due to increased salaries and benefits associated with additional sales personnel, commission expense associated with the higher sales volume compared to 2004 and increased rent expense associated with moving to a larger facility to accommodate sales growth.

Selling, general and administrative expenses of Software Solutions increased $236,000 or 5%, to $4,961,000 in 2005 from $4,725,000 in 2004 primarily due to an increase in consulting fees of $194,000, and an increase in payroll taxes and health insurance of $88,000. These increases were partially offset by a decrease in trade advertising of $51,000.

Adjusted EBITDA—Consolidated Operations

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

Our earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) increased by $3,463,000 to $2,858,000 in 2005 from Adjusted EBITDA of $(605,000) in 2004.

The following table reconciles our net loss per GAAP to Adjusted EBITDA:

	For the year ended December 31,
	2005	2004
Adjusted EBITDA Calculation
Net loss per GAAP	$(2,019,000)	$(4,979,000)
Interest expense, net	90,000	54,000
Depreciation and amortization	4,135,000	3,933,000
Non-cash stock based compensation	290,000	293,000
Non-cash charge related to software product sale	276,000	—
Income taxes	86,000	94,000

Adjusted EBITDA	$2,858,000	$(605,000)

On a segment basis, our segments generated Adjusted EBITDA levels as presented below:

($000)	For the year ended December 31, 2005
Adjusted EBITDA Calculation:	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless	Total
Net income (loss) per GAAP	$(100)	$(1,351)	$(1,352)	$784	$(2,019)

Interest expense , net	84	6	—	—	90
Depreciation and amortization	3,149	575	343	68	4,135
Non-cash stock based compensation	290	—	—	—	290
Non-cash charge related to software product sale	—	—	276	—	276
Income taxes	79	—	7	—	86

Adjusted EBITDA	$3,502	$(770)	$(726)	$852	$2,858

($000)	For the year ended December 31, 2004
Adjusted EBITDA Calculation:	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless	Total
Net income (loss) per GAAP	$(289)	$(3,226)	$(1,739)	$275	$(4,979)

Interest expense (net)	50	4	—	—	54
Depreciation and amortization	2,881	560	392	100	3,933
Non-cash stock based compensation	293	—	—	—	293
Non-cash charge related to software product sale	—	—	—	—	—
Income taxes	93	—	—	1	94

Adjusted EBITDA	$3,028	$(2,662)	$(1,347)	$376	$(605)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the provisions of FASB Statement No. 157, Fair Value Measurements, are also applied. We plan to adopt SFAS No. 159 effective January 1, 2008. We are in the process of determining the effect, if any, the adoptions of SFAS No. 159 will have on our financial statements.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes”. FIN48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. We have analyzed the effect of adopting FIN48 and have determined that no significant impact to the financial statements exists.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of $8,774,000 and working capital (current assets in excess of current liabilities) of $8,329,000 compared to cash and cash equivalents of $5,982,000 and working capital of $8,631,000 at December 31, 2005. Net cash provided by operations was $5,835,000 in 2006 and $3,193,000 in 2005. This fluctuation in cash provided by operating activities was primarily due to a decrease in our net loss before non cash items.

Net cash used in investing activities was $2,362,000 in 2006 and $4,221,000 in 2005. Included in net cash used in investing activities in 2006 was approximately $1,109,000 in capital expenditures, $689,000 in deposits on broadcast equipment, and $401,000 of software development. The capital expenditure levels decreased largely due to the completion of converting our Canadian customer base to the updated Buzztime iTV Network technology.

We currently anticipate investing between approximately $1.5 million to $2.0 million in 2007 for capital equipment necessary to support future growth. Our actual future capital requirement will depend on a number of factors, including our success in increasing sales, competition and technological developments as well as subscriber conversions from satellite to broadband.

Net cash used by financing activities was $599,000 in 2006 compared to net cash provided of $276,000 in 2005. Included in net cash used by financing activities in 2006 were principal payments on our line of credit and capital leases of $700,000 and $433,000, respectively. These cash outflows were partially offset by $534,000 in proceeds from the exercise of options and warrants.

Net cash provided by financing activities in 2005 included $700,000 in borrowings on our revolving line of credit and $566,000 in proceeds from exercise of options and warrants. These cash inflows were partially offset by $620,000 in principal payments on our revolving line of credit as well as $370,000 in principal payments on our capital leases. Net cash provided by financing activities in 2004 included $13,001,000 from the issuance of common stock, net of issuance costs. This was partially offset by $2,548,000 in principal payments on notes payable and our revolving line of credit.

Historically, we have had debt obligations under capital leases and line of credit agreements. Net payments made under these agreements totaled $1.1 million, $290,000 and $2.7 million in 2006, 2005 and 2004, respectively. As of December 31, 2006, we have no debt obligations other than capital leases. We do not expect to incur debt in 2007.

Additionally, we expect to sell the Hospitality Division business segments during the first half of 2007. These transactions are expected to result in net proceeds in 2007. The actual amount will depend on the valuations that we receive as well as the transaction costs incurred.

Contractual Obligations

Our contractual obligations due by period as of December 31, 2006 are as follow:

Contractual Obligation	Less than 1 year	1 - 2 years	3 - 4 years	Thereafter	Total
Capital lease obligations	$372,000	$20,000	$—	$—	$392,000
Purchase commitments	136,000	925,000	—	—	1,061,000
Operating leases, net of subleases	886,000	1,599,000	1,242,000	320,000	4,047,000

Total	$1,394,000	$2,544,000	$1,242,000	$320,000	$5,500,000

Revolving Line Of Credit

On July 16, 2003, we entered into a $1,000,000 line of credit arrangement with Pacific Mercantile Bank (PMB). Interest on the line is based on The Wall Street Journal’s Prime rate. The interest rate to be applied to the unpaid principal balance is 2% over the index. The arrangement precludes us from paying cash dividends.

The PMB line originally was set to mature on July 16, 2004 and contained one financial covenant based on our cash flow coverage of the balance on the line of credit. On January 7, 2004, we amended the line of credit to extend the expiration date of the facility to February 1, 2005 and to replace the cash flow-based financial covenant with a balance sheet oriented financial covenant that limits the ratio of our debt to tangible net worth to 2:1. The line was then amended again on February 11, 2005 to extend the expiration date of the line to February 11, 2006. The line is secured by all inventories, equipment, accounts receivable and various other of our assets. The line was terminated March 6, 2006.

Effective March 6, 2006, we signed a new one-year $2.0 million credit facility agreement with Discovery Bank. Interest on the line is based on the Wall Street Journal’s Prime rate. The interest rate to be applied to the unpaid principal balance is not to exceed the Wall Street Journal Prime rate plus 0.5%. The line is secured by all inventories, equipment, accounts receivable and various other of our assets.

As of December 31, 2006 there were no outstanding balances under the line of credit.

Amendments to Satellite Agreements

On January 20, 2005, but effective as of December 31, 2004, we amended our agreements with our satellite services provider to extend the expiration date on the FM2 satellite platform to February 2007 and to modify our VSAT equipment purchase and satellite service agreements. In October 2006, we amended our agreement with FM2 to extend the expiration date to December 2008. The modification to the equipment purchase agreement eliminates the requirement to purchase and install a specific amount of VSAT equipment. The amendment to the equipment purchase agreement also called for us to repay immediately approximately $278,000 of the equipment notes payable to the satellite services provider, which we paid in January 2005, and the remaining $342,000 of the equipment notes payable was paid in full as of December 31, 2005. This flexibility may also enable us to utilize non-satellite based data transmission platforms, such as digital subscriber lines, NTN Wireless connectivity or cable modems, for customer sites where such platforms may be appropriate.

The amendment to the FM2 data transmission agreement and the revisions to the VSAT equipment purchase and satellite service agreements allow us to spread any conversions to the new VSAT platform over the remainder of the VSAT satellite services agreement, which is now scheduled to end in April 2009. The amendments also allow us the flexibility to keep existing FM2 sites on the existing platform until December 2008 and they do not require us to have defined levels of VSAT sites by any certain date.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 2006, we owned common stock of an Australian company that is subject to market risk. We performed an evaluation in the second quarter of 2006 and concluded that the decline in value of this investment was other-than-temporary and recognized an impairment loss of $652,000 to reflect the investment at its fair value. At December 31, 2006, the carrying value of this investment had increased $173,000 and has been recorded as other comprehensive income on our consolidated balance sheet.

This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates which would impact the value of the investment.

We do not have any derivative financial instruments. Nor do we have any speculative or hedging instruments.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements and Schedule” on page F-1 for a listing of the Consolidated Financial Statements and Schedule filed with this report.

ITEM 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

ITEM 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Throughout much of 2006, we pursued the analysis of our internal controls using significant management and staff time at all levels of the organization including the full-time use of external consulting firms specializing in internal control documentation and testing to guide us in the process. The team reviewed, tested and documented over two hundred internal controls in our significant business cycles and processes to determine where deficiencies in the system might occur in a comprehensive evaluation as to who and/or how the control was initiated, authorized, recorded, processed, or reported.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2006. The Company’s independent registered public accounting firm, Haskell & White LLP, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

MANAGEMENT

ITEM 10.	Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age (1)	Position(s) Held
Dario L. Santana	51	Chief Executive Officer
V. Tyrone Lam	45	President and Chief Operating Officer, Buzztime Entertainment, Inc.
Kendra Berger	40	Chief Financial Officer

(1)	As of March 1, 2007.

The following biographical information is furnished with respect to our other executive officers:

Dario L. Santana was most recently President of Tyco Fire & Security—Latin America, a services and technology company with annual revenues approaching $300M. Prior to joining Tyco in October 2002, he was the President and COO of Aerocast, Inc. a streaming media start-up, which delivered entertainment quality video to the broadband enabled home. Mr. Santana was an executive with General Instrument/Motorola Broadband from 1992 until 2000; his last role at Motorola was VP/GM Advanced Network Systems. He holds a MBA from the Harvard Business School and an engineering degree from Purdue University.

V. Tyrone Lam was appointed President and Chief Operating Officer of Buzztime Entertainment, Inc. in December 1999, upon incorporation of the subsidiary. Prior to his current appointment, Mr. Lam served as executive vice president of NTN, responsible for sales, marketing and operations of the NTN Network. Before joining NTN in 1994, he managed the development of iTV game and sports applications for EON Corporation, formerly known as TV Answer, a pioneer in the interactive television industry, from April 1992 until December 1994. Additionally, Mr. Lam has served in sales and marketing management positions within the PC software industry, is past chairman of the Interactive Services Association’s Interactive Television Council and is an author of articles on interactive television and sales and marketing strategies.

Kendra Berger has been a Director of the company since July 2005 and was appointed Chief Financial Officer in August 2006. Most recently she was the Executive Director of Finance and Controller of Nventa Biopharmaceuticals Corporation and formerly was the Vice President, Finance and Controller of Discovery Partners International, Inc. Both Nventa Biopharmaceuticals and Discovery Partners International, Inc. are publicly traded companies. Prior to joining Discovery Partners International, Inc. in 2001, Ms. Berger was the Chief Financial Officer of the Company. She is a licensed CPA.

Information responsive to Part III, item 10 is included in the definitive Proxy Statement to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and “Executive Officers” and is incorporated herein by reference pursuant to General Instruction G(3)

ITEM 11.	Executive Compensation

Information responsive to Part III, item 11 is included in the definitive Proxy Statement to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Compensation Discussion and Analysis” and is incorporated herein by reference pursuant to General Instruction G(3)

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, item 12 is included in the definitive Proxy Statement to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Security Ownership of

Certain Beneficial Owners and Management” and is incorporated herein by reference pursuant to General Instruction G(3)

ITEM 13.	Certain Relationships and Related Transactions

Information responsive to Part III, item 13 is included in the definitive Proxy Statement to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Certain Relationships,” “Related Transactions,” and “Executive Compensation—Equity Compensation Plan Information” is incorporated herein by reference pursuant to General Instruction G(3)

ITEM 14.	Principal Accounting Fees and Services

Principal Accounting Firm Fees

The Audit Committee has reviewed the advisability and acceptability of utilizing our external auditor Haskell & White LLP for non-audit services. In reviewing this area, the Committee focused on the ability of the external auditor to maintain independence. Based on input from management and a review of procedures established within the external audit firm, the Committee finds that it is both advisable and acceptable to employ the external auditor for certain limited non-audit services, from time-to-time. The audit Committee reviews and approves all services to be provided by Haskell & White LLP before the firm is retained. The Audit Committee pre-approved the estimated audit fees for the fiscal year 2006 and related quarterly reviews prior to commencement of the audit services.

Audit Fees

We incurred fees for fiscal years 2006, 2005 and 2004 audit and quarterly reviews in an aggregate amount of $499,000, $405,000 and $264,000, respectively, to Haskell & White LLP, of which $134,000, $90,000 and $14,000 was paid as of each respective year end.

Audit-Related Fees

Aggregate fees billed by Haskell & White, LLP for other audit related services for fiscal year 2005 were $17,000. There were no other audit related services performed for fiscal year 2006 and 2004.

Tax Fees

There were no aggregate fees billed and paid for tax services for fiscal years 2006, 2005 and 2004 to Haskell & White LLP.

All Other Fees

There were no other services performed by Haskell & White LLP for the fiscal year ended 2006 and 2004. Other aggregate fees billed and paid to Haskell & White LLP for fiscal years 2005 were $10,000.

PART IV

ITEM 15.	Exhibits, Consolidated Financial Statement Schedules

(a) The following documents are filed as a part of this report:

Consolidated Financial Statements and Schedule. The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements and Schedule” on page F-1.

Exhibits. The following exhibits are filed as a part of this report:

Exhibit No.	Description
3.1	—Amended and Restated Certificate of Incorporation of the Company, as amended (4)

3.2	—Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (7)

3.3	—Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 22, 2000 (8)

3.4	—Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 24, 2000 (8)

3.5	—By-laws of the Company(As Amended and Restated effective February 21, 2007) (25)

3.6	—Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 27, 2003 (16)

3.7	—Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated October 20, 2005 (23)

3.8	—Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated December 27, 2005 (23)

4.1	—Specimen Common Stock Certificate (10)

4.2*	—Stock Option Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (5)

4.3*	—Stock Option Agreement, dated October 7, 1999, by and between NTN Communications, Inc. and Stanley B. Kinsey (6)

4.4*	—Stock Option Agreement, dated January 26, 2001, by and between NTN Communications, Inc. and Stanley B. Kinsey (12)

4.5	—Warrant Certificate issued January 13, 2003 by NTN Communications, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)

4.6	—NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Communications, Inc. and Media General, Inc. (18)

4.7	—Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)

4.8	—Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (18)

4.9	—Form of Common Stock Purchase Warrant by and between Roth Capital Partners, LLC and NTN Communications, Inc. (14)

4.10*	—NTN Communications, Inc. 2004 Performance Incentive Plan (22)

Exhibit No.	Description
4.11*	—Stock Option Agreement, dated June 28, 2005, by and between NTN Communications, Inc. and Stanley B. Kinsey (23)

4.12*	—Form of Stock Option Agreement between NTN Buzztime, Inc. and Dario Santana (24)

10.1*	—Employment Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (5)

10.2	—Subscription Agreement dated January 13, 2003 between NTN Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)

10.3	—Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003 (19)

10.4	—Securities Purchase Agreement dated May 5, 2003 by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)

10.5	—Placement Agency Agreement dated January 26, 2004 by and between Roth Capital Partners, LLC and NTN Communications, Inc. (14)

10.6	—Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology Co., Ltd. (9)

10.7	—Office Lease, dated July 17, 2000, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (11)

10.8	—Asset Purchase Agreement dated July 30, 2003 by and among Software Solutions, Inc., NTN Communications, Inc., Breakaway International, Inc. and the Seller Shareholders (17)

10.9	—Asset Purchase Agreement dated December 15, 2003 by and among NTN Canada, Inc., NTN Communications, Inc., NTN Interactive Network, Inc. and Chell Group Corporation (15)

10.10*	—Employment Agreement, dated September 9, 2004, by and between NTN Communications, Inc. and Stanley B. Kinsey (20)

10.11	—First Amendment to Lease, dated October 4, 2005, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (23)

10.12	—License Agreement with NTN Canada, Inc. (3)

10.13*	—Employment Agreement, dated June 7, 2006, by and between NTN Buzztime, Inc. and Dario Santana (24)

10.14*	—2006 Incentive Bonus Plan (24)

10.15*	—Employment Agreement dated June 28, 2005 by and between NTN Buzztime, Inc. and Stanley B. Kinsey (25)

10.16	—Severance Agreement and General Release of all Claims, dated July 7, 2006, by and between NTN Communications, Inc. and Stanley B. Kinsey (25)

14.1	—NTN Buzztime, Inc. Code of Ethics (26)

16.1	—Letter, dated August 20, 2004, from KPMG to the Securities and Exchange Commission regarding change in certifying accountant of NTN (21)

21.1	—Subsidiaries of Registrant (1)

23.1	—Consent of HASKELL & WHITE LLP (1)

31	—Certification of Officers pursuant to Rule 13a-14(a) (1)

32	—Certification of Officers pursuant to Rule 13a-14(b) (27)

*	Management Contract or Compensatory Plan.
(1)	Filed herewith.
(2)	Previously filed as an exhibit to NTN’s registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
(3)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference.
(4)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference.
(5)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference.
(6)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
(7)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
(8)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
(9)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on March 5, 2001 and incorporated herein by reference.
(10)	Previously filed as an exhibit to NTN’s registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
(11)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference.
(12)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference.
(13)	Previously filed as an exhibit to NTN’s Form 10-K dated for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(14)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.
(15)	Previously filed as an exhibit to NTN’s registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
(16)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.
(17)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on August 14, 2003 and incorporated herein by reference.
(18)	Previously filed as an exhibit to NTN’s registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
(19)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.
(20)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(21)	Previously filed as an exhibit to NTN’s report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
(22)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.
(23)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on July 12, 2006 and incorporated herein by reference.
(24)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.
(25)	Previously filed as an exhibit to NTN’s report on Form 8-K dated February 23, 2007 and incorporated herein by reference.
(26)	Previously filed as an exhibit to NTN’s report on Form 8-K dated December 8, 2006 and incorporated herein by reference.
(27)	Furnished concurrently herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTN BUZZTIME, INC.

By:	/s/ KENDRA BERGER
Kendra Berger Chief Financial Officer (As Principal Financial and Accounting Officer)

Dated: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DARIO L. SANTANA Dario L. Santana	Chief Executive Officer	March 14, 2007

/s/ GARY ARLEN Gary Arlen	Director	March 14, 2007

/s/ BARRY BERGSMAN Barry Bergsman	Director and Chairman	March 14, 2007

/s/ MARK BUCKNER Mark Buckner	Director	March 14, 2007

/s/ ROBERT B. CLASEN Robert B. Clasen	Director	March 14, 2007

/s/ MICHAEL FLEMING Michael Fleming	Director	March 14, 2007

/s/ NEAL FONDREN Neal Fondren	Director	March 14, 2007

NTN BUZZTIME, INC. AND SUBSIDIARIES

(Formerly NTN Communications, Inc. and Subsidiaries)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

NTN Buzztime, Inc. (formerly NTN Communications, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. and Subsidiaries (the “Company’) as of December 31, 2006 and 2005, and the related statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the years ended December 31, 2006, 2005 and 2004. We also have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, that NTN Buzztime, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2006 and 2005 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Furthermore, in our opinion, NTN Buzztime, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, NTN Buzztime, Inc. and Subsidiaries adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

HASKELL & WHITE LLP

Irvine, California

March 12, 2007

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

(In thousands, except share data)

ASSETS	2006	2005
Current Assets:
Cash and cash equivalents	$8,774	$5,982
Restricted cash	58	69
Accounts receivable, net of allowance for doubtful accounts of $571 in 2006 and $473 in 2005	1,874	2,153
Investments available-for-sale	337	258
Deposits on broadcast equipment	381	799
Deferred costs	1,067	1,115
Prepaid expenses and other current assets	908	929
Assets held for sale (Note 15)	2,659	5,765

Total current assets	16,058	17,070
Broadcast equipment and fixed assets, net (Note 2)	5,919	7,810
Software development costs, net of accumulated amortization of $1,470 in 2006 and $1,170 in 2005	806	706
Deferred costs	963	1,256
Goodwill	974	974
Intangible assets, net (Note 1)	1,561	2,027
Other assets	244	175

Total assets	$26,525	$30,018

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,139	$593
Accrued expenses	1,282	1,437
Sales tax payable	763	700
Accrued salaries	475	490
Accrued vacation	401	438
Income taxes payable	53	140
Obligations under capital leases—current portion (Note 8)	349	436
Revolving line of credit (Note 9)	—	700
Deferred revenue	1,486	1,420
Deferred revenue-Buzztime (Note 12)	340	632
Liabilities of discontinued operations (Note 15)	1,441	1,453

Total current liabilities	7,729	8,439
Obligations under capital leases, excluding current portion	20	366
Deferred revenue, excluding current portion	246	321

Total liabilities	7,995	9,126
Commitments and contingencies (Notes 6, 8, 9 and 11)

Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at December 31, 2006 and December 31, 2005	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 54,633,000 and 53,877,000 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	272	268
Additional paid-in capital	111,617	109,860
Accumulated deficit	(93,561)	(88,788)
Accumulated other comprehensive income (loss)	201	(449)

Total shareholders’ equity	18,530	20,892

Total liabilities and shareholders’ equity	$26,525	$30,018

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2006, 2005 and 2004

(In thousands, except share data)

	2006	2005	2004
Revenues	$32,985	$30,749	$26,284

Operating expenses:
Direct operating costs of services (includes depreciation of $3,650, $3,032 and $2,728 for 2006, 2005 and 2004, respectively)	10,029	9,858	8,576
Selling, general and administrative	20,843	19,871	19,076
Litigation, legal and professional fees	1,950	1,362	1,196
Depreciation and amortization	675	692	713
Research and development	207	248	316

Total operating expenses	33,704	32,031	29,877

Operating loss	(719)	(1,282)	(3,593)

Other income (expense):
Interest income	125	95	98
Interest expense	(113)	(185)	(152)
unrealized loss on investment available-for-sale (Note 1)	(652)	—	—
Gain from litigation settlement	—	—	225

Total other income (expense)	(640)	(90)	171

Loss from continuing operations before income taxes	(1,359)	(1,372)	(3,422)

Provision for income taxes (Note 7)	(152)	(79)	(93)

Net loss from continuing operations	(1,511)	(1,451)	(3,515)
Net loss from discontinued operations, net of tax (Note 15)	(3,262)	(568)	(1,464)

Net loss	$(4,773)	$(2,019)	$(4,979)

Net loss per common share—basic and diluted:
Net loss from continuing operations	$(0.03)	$(0.03)	$(0.06)
Net loss from discontinued operations	(0.06)	(0.01)	(0.03)

Net loss	$(0.09)	$(0.04)	$(0.09)

Weighted average shares outstanding—basic and diluted	54,267	53,501	52,599

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Net loss	$(4,773)	$(2,019)	$(4,979)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(81)	66	44
Unrealized holding (loss)/gain in investment available for sale	79	(46)	115
Reclassification adjustment for unrealized loss included in net loss	652	—	—

Other comprehensive income	650	20	159

Comprehensive loss	$(4,123)	$(1,999)	$(4,820)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2006, 2005 and 2004

(In thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2003	161	$1	48,623	$242	$95,239	$(81,790)	$(628)	$13,064
Issuance of stock for exercise of warrants and options	—	—	453	2	495	—	—	497
Issuance of stock in lieu of dividends	—	—	6	—	—	—	—	—
Issuance of stock in public offering, net of issuance costs	—	—	3,944	20	12,981	—	—	13,001
Stock options granted below market	—	—	—	—	2	—	—	2
Options and warrants granted to non-employees	—	—	—	—	151	—	—	151
Deferred stock units granted to employees	—	—	—	—	140	—	—	140
Accumulated other comprehensive income	—	—	—	—	—	—	159	159
Net loss	—	—	—	—	—	(4,979)	—	(4,979)

Balance, December 31, 2004	161	$1	53,026	$264	$109,008	$(86,769)	$(469)	$22,035
Issuance of stock for exercise of warrants and options	—	—	842	4	562	—	—	566
Issuance of stock in lieu of dividends	—	—	9	—	—	—	—	—
Options and warrants granted to non-employees	—	—	—	—	78	—	—	78
Deferred stock units granted to employees	—	—	—	—	212	—	—	212
Accumulated other comprehensive income	—	—	—	—	—	—	20	20
Net loss	—	—	—	—	—	(2,019)	—	(2,019)

Balance, December 31, 2005	161	$1	53,877	$268	$109,860	$(88,788)	$(449)	$20,892
Issuance of stock for exercise of warrants and options	—	—	745	4	530	—	—	534
Issuance of stock in lieu of dividends	—	—	11	—	—	—	—	—
Options and warrants granted to non-employees	—	—	—	—	13	—	—	13
Deferred stock units granted to employees	—	—	—	—	29	—	—	29
Non-cash stock based compensation	—	—	—	—	1,185	—	—	1,185
Accumulated other comprehensive income	—	—	—	—	—	—	650	650
Net loss	—	—	—	—	—	(4,773)	—	(4,773)

Balance, December 31, 2006	161	$1	54,633	$272	$111,617	$(93,561)	$201	$18,530

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows provided by (used in) operating activities:
Net loss	$(4,773)	$(2,019)	$(4,979)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations, net of tax	3,262	568	1,464
Depreciation and amortization	4,325	3,724	3,441
Provision for doubtful accounts	550	707	345
Provision for warranty reserve	—	—	17
Loss from disposition of equipment and capitalized software	394	230	164
Write off of field equipment	176	—	—
Stock-based compensation charges	1,227	290	293
Unrealized loss on investment available for sale	652	—	—
Changes in assets and liabilities:
Restricted cash	10	—	(66)
Accounts receivable	(266)	(841)	(662)
Prepaid expenses and other assets	13	55	(338)
Accounts payable and accrued expenses	405	319	(139)
Provision for income taxes	(94)	54	13
Deferred costs	264	(492)	(883)
Deferred revenue	(301)	637	223
Deferred tax asset	(9)	(39)	—

Net cash provided by (used in) operating activities	5,835	3,193	(1,107)

Cash flows used in investing activities:
Capital expenditures	(1,109)	(1,560)	(2,061)
Software development expenditures	(401)	(360)	(416)
Deposits on broadcast equipment	(689)	(2,556)	(1,208)
Net change in loans to discontinued operations	(163)	255	(1,791)
Other	—	—	(32)

Net cash used in investing activities	(2,362)	(4,221)	(5,508)

Cash flows (used in) provided by financing activities:
Principal payments on capital leases	(433)	(370)	(181)
Borrowings from revolving line of credit	—	700	—
Principal payments on note payable and revolving line of credit	(700)	(620)	(2,548)
Proceeds from issuance of common stock, net of issuance costs	—	—	13,001
Proceeds from exercise of warrants and options	534	566	497

Net cash (used in) provided by financing activities	(599)	276	10,769

Net increase (decrease) in cash and cash equivalents	2,874	(752)	4,154

Effect of exchange rate on cash	(82)	24	53

Cash and cash equivalents at beginning of year	5,982	6,710	2,503

Cash and cash equivalents at end of year	$8,774	$5,982	$6,710

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For the years ended December 31, 2006, 2005 and 2004

(In thousands, except share data)

	2006	2005	2004
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$107	$185	$151

Income taxes	$335	$98	$57

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital leases and notes payable	$—	$906	$2,003

Reclass of deposits for equipment placed in service	$1,041	$2,291	$716

Unrealized holding gain/(loss) on investments available for sale	$79	$(46)	$115

Issuance of common stock in payment of dividends	$16	$9	$16

Investment in limited partnership	$—	$69	$—

Supplemental non-cash disclosure of acquisition of businesses:
Goodwill and intangibles	$—	$—	$25

Supplemental non-cash disclosure of warrants exercised—during the year ended December 31, 2005 Allen & Co LLC exercised warrants for approximately 433,000 shares into approximately 284,000 shares of the Company’s common stock on a cashless exercise basis.

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2006, 2005 and 2004

NOTE—1 Organization and Summary of Significant Accounting Policies

Description of Business

We operate principally through four business segments that form two operating divisions: Entertainment and Hospitality.

The Entertainment Division is comprised of the Buzztime Interactive Television Network (Buzztime iTV Network or iTV Network) and Buzztime Distribution (formerly Buzztime Entertainment, Inc.) The Buzztime iTV network distributes an interactive television promotional game network to restaurants, sports bars, taverns and pubs in North America and the United Kingdom. Buzztime Distribution distributes the Company’s game content and technology to other third-party consumer platforms, including cable television, satellite television, mobile phones, online, retail games and toys, airlines and books.

The Hospitality Division is comprised of NTN Wireless Communications, Inc., NTN Wireless, and Software Solutions, Inc. (Software Solutions). NTN Wireless produces and distributes guest and server paging systems to restaurants and other markets. Software Solutions develops and distributes customer management software to manage reservations and table service in restaurants. Software Solutions also provides professional help desk services and outsourced software development and support and maintenance services to Domino’s Pizza and other franchisees. We are currently operating under an active divestiture plan to sell both of these businesses. Accordingly, these businesses are presented as “Discontinued Operations” in our financial statements (Note 15).

Revenue is generated primarily from providing an interactive entertainment service which serves as a marketing and promotional vehicle for the hospitality industry. Additional revenue is derived from advertising sold for distribution via the interactive entertainment service, from its wireless business with restaurant on-site paging systems and from its hardware and software enterprise solutions. Buzztime Distribution, our wholly-owned subsidiary formed in December 1999, owns the exclusive rights to one of the largest known digital trivia game show libraries and many unique Play Along TV sports games.

Basis of Accounting Presentation

In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation for the periods presented of the financial position, results of operations and cash flows of NTN Buzztime, Inc. and its wholly-owned subsidiaries: IWN, Inc. (IWN), IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc., Software Solutions, Inc. and NTN Canada, Inc. IWN and IWN, L.P. are dormant subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, references to “NTN”, “we”, “us” and “our” include the Company and its consolidated subsidiaries.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), requiring us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, goodwill, taxes, tax settlements and contingencies. We base our estimates on historical experience and on various other assumptions that are

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, goodwill and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We reserve for all accounts that have suspended or terminated our Buzztime iTV Network services, all auto debit customers with balances that are greater than 60 days past due. We analyze historical collection trends, customer concentrations and creditworthiness, economic trends and anticipated changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts for specific and general risks. Additional reserves may also be established if specific customers’ balances are identified as potentially uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

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

•

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We performed our annual test for goodwill impairment by retaining a third-party valuation firm to assist in calculating the fair values for Software Solutions and NTN Canada, Inc., as of September 30, 2006 and for NTN Wireless as of December 31, 2006. The analyses are based on consideration of (1) the market value of comparable publicly traded companies; (2) the market value of similar companies involved in business combinations; and (3) an income approach of discounting the projected cash flows of operations. The projections involve a number of assumptions and estimates, including revenue growth and operating margins, which we believe are reasonable based on existing operations and prospective business opportunities.

•

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC SAB 59, Accounting for Noncurrent Marketable Equity Securities, and EITF 03-01, Other Than Temporary Impairments, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook for the investor, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investor conditions deteriorate, we may incur future impairments.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

In November 2005, the FASB issued Staff Position No. FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. During the second quarter of 2006, we recognized an impairment loss of $652,000 relating to our investment in common stock of an Australian company to reflect such investment available-for-sale at its fair value. Since then, the investment has increased in value by $173,000 and recorded as other comprehensive income on our consolidated balance sheet.

We do not have any of the following:

•	Off-balance sheet arrangements except for purchase orders, purchase commitments and operating leases (Note 8);

•	Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

•

Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in Note 13—Related Parties or in Note 18—Subsequent Events, or which are immaterial.

Assessments of Functional Currencies

The United States dollar is our functional currency, except for our operations in Canada and the United Kingdom in which the functional currencies are the Canadian dollar and British pound, respectively.

Cash and Cash Equivalents

For the purpose of financial statement presentation, we consider all highly liquid investment instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 2006, and 2005 consist primarily of investments in short term debt instruments of United States government agencies and money market accounts.

Restricted Cash

The restricted cash balance at December 31, 2006, represents cash invested in an interest bearing restricted account at a Canadian bank that collateralizes a letter of credit issued by that bank in favor of the landlord of our Canadian office.

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

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

Revenue Recognition

We recognize revenue from the following sources: recurring service fees from Network subscribers and advertising revenues, distribution and licensing fees from our Buzztime-branded content and related technology to interactive consumer platforms, sale of on-site wireless paging products to restaurants and other hospitality locations and revenue from the licensing of seating management and reservation systems software as well as from providing professional services to Domino’s Pizza LLC and to other customers.

Revenue is not recognized until collectibility of fees is reasonably assured. To the extent our arrangements contain multiple deliverables; we evaluate the criteria in EITF Issue No. 00-21 to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and there must exist objective and reliable evidence of fair value for any undelivered elements. Our arrangements for the transmission of the Buzztime iTV Network contain two deliverables: the installation of our equipment and the transmission of our network content for which we receive monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis of 36 months, the estimated life of the customer relationship. Installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets. In addition, the direct expenses of the installation, commissions, setup and training are deferred and amortized on a straight-line basis over 36 months, and are classified as deferred costs on the accompanying consolidated balance sheets.

Revenues from NTN Wireless consist primarily of sales of wireless paging equipment and are recognized upon the shipment of equipment to the customer.

Revenues from Software Solutions are recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. Software license fee revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred at our customer’s location, the fee is fixed or determinable and collection is probable—provided that vendor specific evidence exists for any undelivered elements, namely annual support and maintenance. Along with the basic software license, our customers are provided post-contract support (PCS) for an additional fee, which is based on a stipulated percentage of the license fee. PCS consists of technical support as well as unspecified software upgrades and releases when and if made available by us during the term of the support period.

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

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

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

Amortization expense for software development costs was $292,000, $283,000 and $597,000 in 2006, 2005 and 2004, respectively.

Stock-Based Compensation

Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, periods prior to December 31, 2005 are not restated and compensation expense for all share-based awards outstanding as of the adoption date is based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The valuation provisions of SFAS 123R apply to new share-based awards granted subsequent to December 31, 2005.

Stock-Based Compensation Valuation Assumptions

We estimate the fair value of our stock options using a Black-Scholes option pricing model, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) and our prior period pro forma disclosures of net income (loss), including stock-based compensation as required by SFAS No. 123. The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported as selling, general and administrative based upon the departments to which materially all of the associated employees report.

We used the historical stock price volatility as an input to value our stock options under SFAS No. 123R and in accordance with SFAS No. 123 for purposes of our pro forma information. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for our company which we believe are indicative of future exercise behavior. Employees generally have 30 days after termination to exercise before cancellation of vested options. For the risk free interest rate, we use the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on NTN’s history and expectation of dividend payouts.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

The following weighted average assumptions were used for grants issued during 2006 under the SFAS No. 123R requirements and for the grants issued during 2005 and 2004 under the SFAS No. 123 requirements:

	2006	2005	2004
Risk-free interest rate	4.3%-5.1%	3.3%-4.5%	2.3%-3.5%
Expected volatility	58.4%-67.6%	57.6%-76.8%	77.2%-105.4%
Weighted-average risk-free rate	4.96%	3.99%	3.24%
Weighted-average volatility	63.6%	71.9%	93.9%
Dividend yield	0.0%	0.0%	0.0%
Expected life	5.0 years	4.8 years	4.7 years

In our pro forma disclosures prior to the adoption of SFAS No. 123R, we accounted for forfeitures as they occurred. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. For the year ended December 31, 2006, we estimated a 13% annual forfeiture rate. The forfeitures were adjusted to reflect an actual forfeiture rate of 2%.

Impact of SFAS No. 123R

The following table presents the impact to our consolidated financial statements as a result of our adoption of SFAS No. 123R for the year ended December 31, 2006:

2006
Stock-based compensation expense	$1,155,000
Effect on net loss per share:
Basic and diluted	(0.02)

Prior to the adoption of SFAS No. 123R, for options granted to employees, we applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and provided the pro forma disclosures of SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. No compensation expense has been recognized for options granted unless the grants were issued at exercise prices below fair market value prior to the adoption of SFAS No. 123R. Prior to adopting SFAS No. 123R we accounted for options and warrants granted to non-employees under SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services”. We measure the fair value of such options using the Black-Scholes option pricing model at each financial reporting date. We account for changes in fair values between reporting dates in accordance with FASB Interpretation No. (FIN) 28. Stock-based compensation expense related to options and warrants granted to non-employees in 2006, 2005 and 2004 was $43,000, $78,000, and $151,000, respectively.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

Pro forma information for 2005 Under SFAS No. 123R

The following table reconciles the reported earnings (loss) per share to the pro forma amounts that we would have reported for 2005 and 2004 had we recognized compensation expense for our stock-based compensation plans in accordance with SFAS No. 123R:

	For the year ended December 31,
	2005	2004
Net loss as reported	$(2,019,000)	$(4,979,000)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects	213,000	142,000
Deduct: stock-based employee compensation expense, net of related tax effects	(1,776,000)	(1,523,000)

Pro forma – Net loss	$(3,582,000)	$(6,360,000)

Basic and diluted net loss per share as reported	$(0.04)	$(0.09)
Pro forma – Net loss per share	$(0.07)	$(0.12)

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

In accordance with SFAS No. 144 the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. Amortization expense for intangible assets was $466,000, $456,000 and $255,000 in 2006, 2005 and 2004, respectively.

We performed our annual test for goodwill impairment for Software Solutions and NTN Canada as of August 31, 2006 and for NTN Wireless as of December 31, 2006 and it was determined that there were no indications of impairment. In November 2006, subsequent to the valuations, the Company started to market the Hospitality divisions which caused management to re-evaluate the Software Solutions goodwill and intangibles (See Note 15—Discontinued Operations and Assets Held for Sale). With the assistance of a third-party valuation firm, management has determined that the Software Solutions goodwill of approximately $2.2 million was fully impaired and that approximately $405,000 of the intangible asset “customer relationships” was impaired. We reduced the carrying value of this intangible asset another $73,000 to offset the estimated costs associated with selling the division.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

As of December 31, 2006, intangible assets were comprised of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$720,000	$583,000	$137,000
License agreements	1,720,000	624,000	1,096,000
Developed technology	206,000	127,000	79,000
Trivia database	346,000	112,000	234,000
Trademarks	149,000	134,000	15,000

Total	$3,141,000	$1,580,000	$1,561,000

As of December 31, 2005, intangible assets were comprised of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$720,000	$377,000	$343,000
License agreements	1,720,000	452,000	1,268,000
Developed technology	206,000	86,000	120,000
Trivia database	346,000	73,000	273,000
Trademarks	149,000	126,000	23,000

Total	$3,141,000	$1,114,000	$2,027,000

The estimated aggregate amortization expense relating to our intangible assets for each of the five succeeding years is as follows:

Year Ending	Estimated Aggregate Amortization Expense
2007	$427,000
2008	216,000
2009	207,000
2010	207,000
2011	207,000
Thereafter	297,000

Total	$1,561,000

Investments Available-for-Sale

Investment securities consist of equity securities, which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value and unrealized holding gains and losses are excluded from earnings and are reported as a separate component of comprehensive income until realized (see Note 14—Accumulated Other Comprehensive Loss). Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. Any resulting impairment is charged to operations and a new cost basis for the security is established.

The one investment available-for-sale that we hold is a 2,518,260 share investment in our Australian licensee eBet Limited(eBet) an Australian gaming technology corporation. Our original cost basis in the eBet

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

shares is AUD$0.50 per share. Our initial investment in 1999 was for 4,000,000 shares and at various points in 2000, we sold 1,481,740 eBet shares, leaving our existing holding of 2,518,260 shares, which represents less than 1.2% of eBet’s current shares outstanding.

We performed an evaluation in the second quarter of 2006 and concluded that the decline in value of our investment in eBet was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its fair value which was trading at AUD$0.09. At December 31, 2006, eBet’s stock traded at AUD$0.17. The increase in the investment of $173,000 has been recorded as other comprehensive income on our consolidated balance sheet. As of March 1, 2007, eBet’s stock price closed at AUD $0.16 on the Australian Stock Exchange.

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

Research and Development and Advertising

Research and development costs and marketing-related advertising costs are expensed as incurred. Research and development costs amounted to $207,000, $248,000 and $316,000 in 2006, 2005 and 2004, respectively. Marketing-related advertising costs amounted to $2,303,000, $1,733,000 and $1,275,000 in 2006, 2005 and 2004, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Concentration of Credit Risk

At times, our cash balances held in financial institutions are in excess of federally insured limits. We perform periodic evaluations of the relative credit standing of financial institutions and limit the amount of risk by selecting financial institutions with a strong credit standing.

In our Buzztime iTV Network segment, which represented 73% of our overall revenues in 2006, we provide services to group viewing locations, generally restaurants, sports bars and lounges throughout North America. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising our customer base, and their dispersion across many different geographies. We perform ongoing

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

credit evaluations of our customers and generally require no collateral. We maintain an allowance for doubtful accounts to provide for credit losses.

Basic and Diluted Earnings Per Common Share

We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in our earnings. Options, warrants, convertible preferred stock, and deferred stock units representing approximately 10,933,000, 12,402,000 and 12,384,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2006, 2005 and 2004, respectively, as their effect is anti-dilutive.

Reclassifications

At December 31, 2006, our Hospitality division, comprised of NTN Wireless and Software Solutions, is classified as discontinued operations in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (see Discontinued Operations—Note 15). The operating results for these businesses have been separately classified and reported as discontinued operations in the Consolidated Financial Statements. Corporate expenses previously allocated to these divisions have been reclassed to Buzztime iTV in accordance with SFAS 144.

We have reclassified Other Revenues as NTN Hospitality Technologies Division revenues in the 2004 consolidated financial statements to conform to the 2006 and 2005 presentation. In addition, depreciation expense related to the Canada and Software Solutions businesses in 2004 was reclassified from “Depreciation and amortization expense” into “Direct operating costs of services” on the Consolidated Statements of Operations to conform to the 2005 presentation.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We plan to adopt SFAS No. 159 effective January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our Consolidated Financial Statements.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption, the

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

Company will adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to its beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company is currently analyzing the impact of adopting FIN 48.

NOTE 2—Broadcast Equipment and Fixed Assets

Broadcast equipment and fixed assets are recorded at cost and consist of the following:

	For the year ended December 31,
	2006	2005
Broadcast equipment	$18,105,000	$17,624,000
Furniture and fixtures	752,000	746,000
Machinery and equipment	10,165,000	9,761,000
Leasehold improvements	1,268,000	1,268,000
Equipment under capital lease:
Broadcast equipment	874,000	1,598,000
Machinery and equipment	1,723,000	1,723,000
Other equipment	24,000	22,000

	32,911,000	32,742,000
Accumulated depreciation and amortization	(26,992,000)	(24,932,000)

	$5,919,000	$7,810,000

In December 2006, we recorded a charge of approximately $176,000 related to VSAT dishes included in Broadcast equipment. VSAT dishes were the standard form of connectivity until broadband services became available. As broadband services were made more widely available for the iTV service, fewer subscribers used satellite as their means of connectivity resulting in excess inventory of the VSAT dishes.

NOTE 3—Common Stock Options, Warrants and Deferred Stock Units

Stock Option Plans

2004 Performance Incentive Plan

In September 2004, at a Special Meeting of Stockholders (Special Meeting), our stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of up to 2,500,000 shares of the Company’s common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full are available for issuance under the 2004 Plan. On the effective date, the 1995 Plan had approximately 77,000 options available for grant.

Under the 2004 Plan, options for the purchase of our common stock or other instruments such as deferred stock units may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options, and generally vest over four years. At its discretion, the Board of Directors can authorize acceleration of vesting periods. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years and are exercisable at a price per share not less than the fair market value on the date of

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

grant. As of December 31, 2006, a total of 8,918,000 options were outstanding and options to purchase 7,254,000 shares were exercisable under both plans. As of December 31, 2006, there were 1,594,000 shares available for future grant under the 2004 Plan.

Special Stock Option Plan

In 1996, NTN adopted a Special Stock Option Plan (the “Special Plan”). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares issued and outstanding under the Special Plan as of December 31, 2006 is 400,000, 400,000 shares were exercisable, and zero shares were available for future grant. As of December 31, 2006 the Special Plan has expired. No future grants will be made under the Special Plan.

Buzztime Distribution Stock Incentive Plan

On May 31, 2001, Buzztime Distribution (“Buzztime”) adopted an incentive stock option plan. Pursuant to the plan, Buzztime may grant options to purchase Buzztime common stock, subject to applicable share limits, upon terms and conditions specified in the plan. There are 300,000 shares authorized under this plan. To date, no options have been granted under the plan.

Stock Options

The following table summarizes stock option activity for 2006, 2005 and 2004:

	Special Plan		Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding December 31, 2003	500,000	$2.81	9,174,000	$1.31
Granted	—	—	1,221,000	2.53
Exercised	—	—	(384,000)	1.07
Forfeited or expired	—	—	(218,000)	1.85

Outstanding December 31, 2004	500,000	$2.81	9,793,000	$1.46
Granted	—	—	1,525,000	1.70
Exercised	—	—	(479,000)	0.91
Forfeited or expired	—	—	(411,000)	2.20

Outstanding December 31, 2005	500,000	$2.81	10,428,000	$1.49
Granted	—	—	1,524,000	1.41
Exercised	—	—	(726,000)	0.79
Forfeited	—	—	(995,000)	1.65
Expired	(100,000)	2.81	(1,313,000)	2.51

Outstanding December 31, 2006	400,000	$2.81	8,918,000	$1.37

Vested December 31, 2006	400,000	2.81	7,254,000	1.33

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

The following table summarizes options outstanding and exercisable by exercise price range at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Special Plan:
$2.81	400,000	0.62	$2.81	400,000	$2.81	$—

Option Plan:
$0.45-$1.50	6,434,000	5.13	$1.05	4,966,000	$0.95	2,086,000
$1.51-$3.00	2,467,000	6.32	$2.19	2,277,000	$2.17	—
$3.01-$4.94	17,000	7.08	$3.36	11,000	$3.39	—

	8,918,000		$1.37	7,254,000	$1.34	$2,086,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on a per share price of $1.37 the closing price of our common stock on December 29, 2006 as reported by the American Stock Exchange, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of December 31, 2006 was 4,712,000.

The per share weighted-average fair value of stock options granted during 2006, 2005 and 2004 was $1.41, $1.70 and $2.53, respectively.

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $509,000, $434,000 and $451,000, respectively.

The total cash received as a result of stock option and warrant exercises during 2006, 2005 and 2004 was approximately $534,000, $566,000 and $497,000, respectively.

The following table summarizes the Company’s nonvested options as of December 31, 2006 and changes during the year ended December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	2,035,000	1.03
Granted	1,524,000.82
Vested	(901,000)	.99
Canceled	(994,000)	.95

Nonvested at December 31, 2006	1,664,000.91

As of December 31, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $1,427,000 with a weighted average remaining vesting period of 2.32 years. We expected to amortize this expense over the remaining vesting period of these stock options.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

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

The Company recognized non-cash compensation expense of $29,000, $212,000 and $140,000 for the years ended December 31, 2006, 2005 and 2004, respectively. There were 18,000 and 20,000 deferred stock units exercised in 2006 and 2005, respectively. No deferred stock units were exercised in 2004.

Warrants

In 2004, we granted 236,000 warrants to non-employees. The warrant issued in 2004 was an underwriter’s warrant that was issued to Roth Capital Partners, LLC in connection with our public offering in January 2004 and was valued at approximately $655,000. Since that warrant was issued in connection with the public offering, the cost of this warrant was accounted for as a deduction from equity. No warrants were issued in 2006 or 2005.

The following summarizes warrant activity during 2006, 2005 and 2004:

	Outstanding Warrants	Weighted Average Exercise Prices
December 31, 2003	1,780,000	$1.61
Granted	236,000	3.91
Exercised	(70,000)	1.25
Canceled	(5,000)	1.30

December 31, 2004	1,941,000	$1.91
Granted	—	—
Exercised	(343,000)	1.20
Canceled	(254,000)	1.51

December 31, 2005	1,344,000	$2.16
Granted	—	—
Exercised	—	—
Canceled	—	—

December 31, 2006	1,344,000	2.16

Balance exercisable at December 31, 2006	1,344,000	$2.16

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

A summary of warrants outstanding and exercisable by exercise price range at December 31, 2006 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00-$1.30	667,000	1.46	$1.11	667,000	$1.11
$1.31-$3.91	677,000	0.93	$3.19	677,000	$3.19

	1,344,000		$2.16	1,344,000	$2.16

NOTE 4—Common Stock

On January 30, 2004, we completed the sale of 3,943,661 shares of our common stock at $3.55 per share, resulting in gross proceeds of approximately $14.0 million, pursuant to an existing shelf registration filed under the Securities Act. Roth Capital Partners, LLC acted as placement agent in the offering. After commissions and expenses, the net proceeds of this offering were approximately $13.0 million. The offering was purchased primarily by a number of institutional investors and by Media General, Inc. (see Note 10—Media General Investment), a related party, which invested approximately $3.0 million.

NOTE 5—Cumulative Convertible Preferred Stock

We have authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated are a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock).

At December 31, 2006 and 2005, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2006, 2005 and 2004, we issued approximately 11,000, 9,000 and 6,000 common shares, respectively, for payment of dividends.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of our common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. During 2006, 2005 and 2004, there were no conversions. There is no mandatory conversion term or date associated with the Series A Preferred Stock.

NOTE 6—Retirement and Savings Plans

In 1994, we established a defined contribution plan which is organized under Section 401(k) of the Internal Revenue Code, which allowed employees who have completed at least one month of service and have reached age 21 to defer up to 20% of their pay on a pre-tax basis. In 2002, we amended the plan to permit employees who have reached age 18 to defer up to 50% of their pay on a pre-tax basis. We may at our discretion contribute to the

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

plan. For the years ended December 31, 2006, 2005 and 2004, we made no such contributions. However, effective April 1, 2007 we will begin to match 50% of the first 6% of employee contributions up to a maximum of $2,000 per employee.

NOTE 7—Income Taxes

For each of the years 2006, 2005 and 2004, current tax provisions and current deferred provisions were recorded as follows:

	2006	2005	2004
Current Tax Provision:
Federal	$—	$39,000	$—
State	41,000	4,000	24,000
Foreign	182,000	75,000	86,000

Total	223,000	118,000	110,000
Deferred Provision:
Federal	—	—	—
State	—	—	—
Foreign	(71,000)	(39,000)	(17,000)

Total	(71,000)	(39,000)	(17,000)
Total Tax Provision:
Federal	—	39,000	—
State	41,000	4,000	24,000
Foreign	111,000	36,000	69,000

Total	$152,000	$79,000	$93,000

The components that comprise deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
NOL Carryforwards	$21,607,000	$20,932,000
UK NOL Carryforwards	363,000	158,000
Legal and litigation accruals	11,000	31,000
Allowance for doubtful accounts	129,000	151,000
Compensation and vacation accrual	180,000	512,000
Operating accruals	311,000	236,000
Deferred revenue	187,000	531,000
Research and experimentation credit	186,000	186,000
AMT credit	—	39,000
Amortization	155,000	256,000
Depreciation	636,000	1,048,000
Foreign	128,000	57,000
Charitable contributions	2,000	2,000

Total gross deferred tax assets	23,895,000	24,139,000
Valuation allowance	(22,708,000)	(23,622,000)

Net deferred tax assets	1,187,000	517,000

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

	2006	2005
Deferred tax liabilities:
Attributes retained by continuing operations	278,000	204,000
Capitalized software	412,000	256,000
Deferred revenue	369,000	—

Total gross deferred liabilities	1,059,000	460,000

Net deferred tax assets	$128,000	$57,000

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

	For the years ended December 31,
	2006	2005	2004
Tax at federal income tax rate	$(251,000)	$(243,000)	$(933,000)
State (benefit)	126,000	77,000	(131,000)
Foreign tax differential	34,000	135,000	103,000
Foreign losses with no federal benefit	367,000	—	—
Change in valuation allowance	(914,000)	(158,000)	1,192,000
Change in depreciable basis of fixed assets	304,000	—	—
Intangibles	371,000	—	—
Rate adjustment	49,000	—	—
Expiration of net operating loss carryforwards	10,000	680,000	568,000
Permanent items	411,000	19,000	20,000
Tax attributes retained by continuing operations	(450,000)	(439,000)	(710,000)
Other	95,000	8,000	(16,000)

Total tax provision	$152,000	$79,000	$93,000

The net change in the total valuation allowance for the year ended December 31, 2006 was a decrease of $914,000. The net change in the total valuation allowance for the years ended December 31, 2005 and December 31, 2004 was a decrease of $158,000 and an increase of $1,192,000 respectively. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, we have determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, we have recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. There can be no assurance that we will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

The deferred tax assets as of December 31, 2006 include a deferred tax asset of $850,000 representing net operating losses arising from the exercise of stock options by Company employees. To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to shareholders’ equity.

At December 31, 2006, we have available net operating loss carryforwards of approximately $61,000,000 for federal income tax purposes, which will begin to expire in 2007. The net operating loss carryforwards for state purposes, which will begin to expire in 2008, are approximately $12,000,000.

NOTE 8—Commitments

Operating Leases

We lease office and production facilities and equipment under agreements which expire at various dates through 2014. Certain leases contain renewal provisions and generally require us to pay utilities, insurance, taxes and other operating expenses. Additionally, we entered into lease agreements for certain equipment used in broadcast operations and the corporate computer network. Lease expense under operating leases totaled $888,000, $797,000, and $807,000 in 2006, 2005 and 2004, respectively, net of sublease income of $0, $39,000, and $78,000 in 2006, 2005 and 2004, respectively.

As of December 31, 2006, future minimum lease obligations under non-cancelable operating leases, net of contractual sublease income, are as follows:

Year Ending	Lease Payment
2007	$886,000
2008	820,000
2009	779,000
2010	768,000
2011	474,000
Thereafter	320,000

Total	$4,047,000

Capital Leases

We lease certain equipment under capital leases. As of December 31, 2006, future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments, are as follows:

Year Ending	Total
2007	$372,000
2008	20,000
2009	—

Total minimum lease payments	392,000
Less: Amount representing interest ranging from 9.81% to 22.67%	(23,000)

Present value of net minimum lease payments	369,000
Less current portion	(349,000)

Long term portion	$20,000

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

Property held under capital leases is as follows:

	As of December 31,
	2006	2005
Equipment	$2,621,000	$3,343,000
Accumulated depreciation	(2,319,000)	(2,482,000)

	$302,000	$861,000

Purchase Commitments

We have a commitment under a long-term agreement to purchase equipment over a four-year period which began in March 2004. Future minimum payments under the agreement are as follows:

Year Ending	Total
2007	$136,000
2008	925,000

Total of net minimum payments	$1,061,000

Payments made in 2006 and 2005 were $15,000 and $154,000, respectively.

NOTE 9—Debt

Revolving Line Of Credit

On July 16, 2003, we entered into a $1,000,000 line of credit arrangement with Pacific Mercantile Bank (PMB). Interest on the line is based on The Wall Street Journal’s Prime rate. The interest rate to be applied to the unpaid principal balance is 2% over the index. The arrangement precludes us from paying cash dividends.

The PMB line originally was set to mature on July 16, 2004 and contained one financial covenant based on our cash flow coverage of the balance on the line of credit. On January 7, 2004, we amended the line of credit to extend the expiration date of the facility to February 1, 2005 and to replace the cash flow-based financial covenant with a balance sheet oriented financial covenant that limits the ratio of our debt to tangible net worth to 2:1. The line was then amended again on February 11, 2005 to extend the expiration date of the line to February 11, 2006. The line is secured by all inventories, equipment, accounts receivable and various other assets of NTN. The line was terminated March 2, 2006.

Effective March 6, 2006, we signed a new one-year $2.0 million credit facility agreement with Discovery Bank. Interest on the line is based on the Wall Street Journal’s Prime rate. The interest rate to be applied to the unpaid principal balance is not to exceed the Wall Street Journal Prime rate plus 0.5%. The line is secured by all inventories, equipment, accounts receivable and various other assets of NTN and expires March 2, 2007.

As of December 31, 2006 there were no outstanding balances on the line of credit.

Amendments to Satellite Agreements

On January 20, 2005, but effective as of December 31, 2004, we amended our agreements with our satellite services provider to extend the expiration date on the FM2 satellite platform to February 2007 and to modify our VSAT equipment purchase and satellite service agreements. In October 2006, we amended our agreement with

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

FM2 to extend the expiration date to December 2008. The modification to the equipment purchase agreement eliminates the requirement to purchase and install a specific amount of VSAT equipment. The amendment to the equipment purchase agreement also called for us to repay immediately approximately $278,000 of the equipment notes payable to the satellite services provider, which we paid in January 2005, and the remaining $342,000 of the equipment notes payable was paid in full as of December 31, 2005. This flexibility may also enable us to utilize non-satellite based data transmission platforms, such as digital subscriber lines, wireless connectivity or cable modems, for customer sites where such platforms may be appropriate.

The amendment to the FM2 data transmission agreement and the revisions to the VSAT equipment purchase and satellite service agreements allow us to spread any conversions to the new VSAT platform over the remainder of the VSAT satellite services agreement, which is now scheduled to end in April 2009. The amendments also allow us the flexibility to keep existing FM2 sites on the existing platform until December 2008 and they do not require us to have defined levels of VSAT sites by any certain date.

NOTE 10—Media General Investment

On May 6, 2003, Media General, Inc., a communications company with interests in newspapers, television stations, interactive media and diversified information services, made a $3.0 million investment in NTN. In return for the investment, we issued and sold 2,000,000 shares of unregistered NTN common stock through a private offering to Media General. Pursuant to the terms of the transaction, upon receipt of $3.0 million from Media General, we issued the unregistered shares along with fully vested warrants to purchase 500,000 shares of Buzztime Distribution common stock at $3.46 per share, exercisable through May 7, 2007. In connection with the Buzztime Distribution common stock, the parties agreed that Media General would have co-sale rights and NTN would have certain drag-along rights. Media General has the right to convert each share of Buzztime Distribution common stock into two shares of NTN common stock (subject to adjustment) on the second and fourth anniversaries of the transaction date, in the event of a sale of NTN, upon certain bankruptcy and other insolvency proceedings of Buzztime Distribution, and in certain circumstances if NTN exercises its drag-along rights. Media General has the further right to convert the warrant to purchase 500,000 shares of Buzztime Distribution common stock into a warrant to purchase 1,000,000 shares of NTN common stock at $1.73 per NTN share (subject to adjustment) in the event of bankruptcy or insolvency of Buzztime Distribution. We have the right to require Media General to convert its equity interests in Buzztime Distribution into equity interests in NTN if there is a sale of NTN.

Simultaneous with the transaction described above, we issued 666,667 shares of our unregistered common stock to license selected technology and content (Boxerjam games) from Media General to add additional game content to the Buzztime interactive television game channel and the Buzztime iTV Network. The license includes a 5-year exclusive interactive television license of certain intellectual property, with options to extend the license for an additional 5 years. In September 2003, we entered into an amendment to the Boxerjam games license with Media General pursuant to which we agreed to pay to Media General a license fee in the amount of $150,000 (or $50,000 more than the original amount of $100,000) in exchange for the unilateral right to exercise the option to extend the Boxerjam games license for an additional 5 years following the initial 5 year term on a non-exclusive basis. Previously, that non-exclusive right was at Media General’s option. The renewal license fee may be paid to Media General in shares of our common stock or, in the event Buzztime Distribution’s common stock is publicly traded at the time of such renewal, Buzztime Distribution shall issue a number of shares of Buzztime Distribution common stock with an aggregate value of $150,000.

We recorded both transactions at the fair value of the consideration exchanged on May 6, 2003. We used the publicly traded stock price, as of the date of the transactions, of $1.77 per share to determine the $4,720,000 fair

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

value of the shares issued. The consideration allocated to the acquired Boxerjam game license was valued at $1.72 million and is being amortized over the estimated contractual life of 10 years, which assumes, based on management’s intent, that we will exercise our five year renewal option. We determined that, based on the lack of marketability of Buzztime Distribution common stock and limited convertibility into our common stock, the fair value of the Buzztime Distribution warrants was not material and no allocation of fair value was made.

The terms of the transaction called for us to file a resale registration statement with the Securities and Exchange Commission (SEC) to register the 2,666,667 shares issued to Media General. Subsequent to the transaction, we filed the resale registration statement on which we also registered the Bennett shares (Note 13), Scientific-Atlanta conversion shares, and the SEC declared effective the resale registration statement in June 2003.

Also in connection with the investment, we agreed to increase the size of our Board of Directors and appoint Neal F. Fondren, Vice President of Media General and President of Media General’s Interactive Media Division to fill the vacancy. Media General’s ability to maintain that seat on our Board of Directors is subject to Media General retaining ownership of certain percentages of the shares they purchased. Media General also received preemptive rights to purchase on a pro rata basis any new securities that NTN or Buzztime Entertainment may subsequently offer. The preemptive rights also are dependent upon Media General maintaining ownership of certain percentages of the shares they purchased.

NOTE 11—Contingencies

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

Canadian Tax Matter

In previous filings, we disclosed as a contingency that our Canadian licensee was in discussions with the Canada Customs and Revenue Agency (CCRA) regarding a liability relating to withholding tax on certain amounts previously paid to us by our Canadian licensee. Our licensee was assessed approximately $649,000 Canadian dollars by the CCRA and they had appealed the assessment. At that time, it was unclear as to what, if any, liability we might have in the matter. We had an understanding with our licensee that we would equally share the eventual assessment, if any was assessed, at the end of the appeal process. On December 15, 2003, through a newly formed subsidiary, NTN Canada, Inc., we acquired the assets, the operations and a number of the liabilities of our Canadian licensee including this withholding tax matter with the CCRA. In February 2004, we entered into a settlement agreement with the CCRA that reduced the assessment from Canadian $788,000 to Canadian $443,000 (or approximately $609,000 to approximately $342,000 U.S. dollars). That amount was further reduced by approximately $80,000 for the application of a partial refund from payments made during the period of January 2002 through March 2003. To be consistent with our previous agreement, we recorded one-half of this settlement as operating expense and recorded one-half as a liability recorded through the purchase accounting when we acquired NTN Interactive Network, Inc.

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. Many states have expanded

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

their interpretation of their sales and use tax statutes to derive additional revenue. While in the past our sales and use tax assessments have not been significant to our operations, it is likely that such expenses will increase in the future.

We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of iTV Network sites, began a sales tax audit. It concluded that our services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our services are provided to the consumers for free as a promotional service, which we believe falls outside the definition of amusement services as defined by the Texas tax code. In August 2006, we received a written response from the State Attorney’s office indicating that the State now agrees that the Company’s services do not constitute taxable amusement services, however; the State adopted a new position whereby it has concluded that the Company provides taxable cable television services. We continue to believe that we provide interactive game services for the purpose of providing a vehicle for our customers to promote their business. We also believe that these services fall outside of the definition of cable broadcast services as defined by the Texas Tax Code. We have filed a request for a hearing with the State Comptrollers office, however; due to procedural changes within the department, a date has not yet been determined. We do expect this matter to be resolved during 2007.

NOTE 12—Deferred Revenue—Buzztime

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

During the year ended December 31, 2004, the cable operator paid us $200,000 under the Trial Agreement and we recognized 50% of that payment as revenue and the other 50% was recorded as Deferred Revenue-Buzztime. At December 31, 2004, we carried $250,000 in Deferred Revenue-Buzztime related to the Trial Agreement. The remaining deferred revenue balance of $41,000 at December 31, 2004, was from our agreements with Digeo Interactive LLC (Digeo), Airborne Entertainment Inc. and ICTV, Inc.

During the year ended December 31, 2005, the cable operator paid us $500,000 under the Trial Agreement Amendment and we recognized $60,500 of that payment as revenue and the remainder as Deferred Revenue-Buzztime. At December 31, 2005, we carried $629,000 in Deferred Revenue-Buzztime related to the Trial Agreement and Amendment. The remaining deferred revenue balance of $3,000 on the accompanying consolidated balance sheet relates to our agreement with ICTV, Inc.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

During the year ended December 31, 2006, no additional amounts were paid by the cable operator under the Trial Agreement Amendment. At December 31, 2006 we carried $335,000 in Deferred Revenue-Buzztime related to the Trial Agreement and Amendment. The remaining deferred revenue balance of $5,000 on the accompanying consolidated balance sheet was from our agreement with Square One Publishers.

NOTE 13—Related Parties

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

On January 30, 2004, Media General, Inc. (see Note 10—Media General Investment), a related party, purchased $2 million of our common stock as part of a group of institutional investors that invested $14 million into our company (see Note 4—Common Stock). Media General invested on the same terms as the other investors.

On February 4, 2005, we entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which we sold the point-of-sale software products developed and maintained by our Software Solutions segment. Gary Peek, the former Vice President and General Manager of our Software Solutions segment, is a member of Intura Management, LLC, General Partner of Intura Solutions LP. In accordance with the asset purchase transaction, Gary Peek terminated his position as Vice President and General Manager of our Software Solutions segment and immediately thereafter commenced his position with Intura to oversee business operations. We received a non-dilutable 10% partnership interest in Intura in the transaction.

NOTE 14—Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is the combination of accumulated net unrealized losses on investments available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada and UK into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period.

For the years ended December 31, 2006 and 2005, the components of accumulated other comprehensive loss are as follows:

	2006	2005
Beginning balance	$(449,000)	$(469,000)
Unrealized gain (loss) on investment available-for-sale	79,000	(46,000)
Reclassification adjustment for unrealized loss included in net loss	652,000	—
Foreign currency translation adjustments	(81,000)	66,000

Ending balance	$201,000	$(449,000)

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

For the years ended December 31, 2006, 2005 and 2004, the comprehensive losses were as follows:

	2006	2005	2004
Net loss	$(4,773,000)	$(2,019,000)	$(4,979,000)
Comprehensive income	650,000	20,000	159,000

Comprehensive net loss	$(4,123,000)	$(1,999,000)	$(4,820,000)

NOTE 15—Discontinued Operations and Assets Held for Sale

In November 2006, we began to actively pursue the sale of our Hospitality division comprised of NTN Wireless and Software Solutions. In the fourth quarter of 2006, we applied the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain of its assets which were held for sale. SFAS 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and that we cease depreciation, depletion and amortization. As of December 31, 2006, the Hospitality division’s assets have been classified as held for sale and the valuation of the respective assets were revalued as of December 31, 2006 (see note 1). Depreciation on these assets has ceased effective December 31, 2006.

The operating results for the Hospitality division have been separately classified and reported as discontinued operations in our Consolidated Statements of Operations as follows:

	For the years ended December 31,
	2006	2005	2004
Operating revenues	$10,936,000	$10,010,000	$9,371,000
Operating expenses	11,467,000	10,571,000	10,834,000

Operating income	(531,000)	(561,000)	(1,463,000)
Goodwill impairment	(2,234,000)	—	—
Intangible impairment	(478,000)	—	—

Loss before income taxes	(3,243,000)	(561,000)	(1,463,000)
Income tax expense	19,000	7,000	1,000

Loss from discontinued operations, net of tax	$(3,262,000)	$(568,000)	$(1,464,000)

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

A summary of the components of assets and liabilities of discontinued operations on NTN Buzztime’s Consolidated Balance Sheets as of December 31, 2005 and 2006 is as follows:

	2006	2005
Assets held for sale:
Current assets	$1,836,000	$1,877,000
Property, plant and equipment, net	198,000	275,000
Goodwill	449,000	2,684,000
Intangibles, net	170,000	919,000
Other assets	6,000	10,000

Total assets of discontinued operations	2,659,000	5,765,000
Liabilities of discontinued operations:
Current liabilities	1,441,000	1,453,000

Total liabilities of discontinued operations	1,441,000	1,453,000

Net assets of discontinued operations	$1,218,000	$4,312,000

A summary of the components of cash flows for discontinued operations for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Net cash flows provided by (used in) operating activities	$(113,000)	$358,000	$(1,449,000)
Net cash flows used in investing activities	(50,000)	(100,000)	(339,000)
Net cash flows used in financing activities	—	(3,000)	(3,000)

Net decrease in cash	$(163,000)	$255,000	$(1,791,000)

NOTE 16—Segment Information

Our reportable segments have been determined based upon the information provided to our chief decision makers. We produce and distribute interactive entertainment and hospitality communications products, and have managed our business via two operating divisions: Entertainment and Hospitality.

The Entertainment division is comprised of the Buzztime iTV Network and Buzztime Distribution. In 2006, we completed the re-branding of our entertainment product offerings under the Buzztime brand, including the re-naming of the NTN iTV Network as the Buzztime iTV Network. Beginning with the 2006 first quarter report, we modified our segment reporting by moving the Buzztime iTV Network segment out of the Hospitality Division and into the newly created Entertainment Division. Additionally, the segment formerly known as Buzztime Entertainment, Inc., is now presented as the Buzztime Distribution segment. The Buzztime Entertainment, Inc. segment formerly absorbed all of the costs to produce and manage our game content. The newly designated Buzztime Distribution will now include only 10% of the costs of producing and managing the content, as this better matches the nature of the services provided to the segment. The remaining 90% of content costs are charged to the iTV Network segment.

The Hospitality division is comprised of NTN Wireless and Software Solutions. In November 2006, we began to actively pursue the sale of our Hospitality division comprised of NTN Wireless and Software Solutions (see Note 15—Discontinued Operations and Assets Held for Sale) and is disclosed as a Discontinued Operation in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

Included in the operating income (loss) for the segments is an allocation of corporate expenses based on related proportions of direct expenses incurred, while the related corporate assets are not allocated to the segment. Corporate expenses previously allocated to the discontinued operations have been reclassified to Buzztime iTV in accordance with SFAS 144. The following tables set forth certain information regarding our segments and other operations that conform to the consolidated balance sheet and statement of operations presented elsewhere in this report:

	For the years ended December 31,
	2006	2005	2004
Revenues:
Entertainment Division
Buzztime iTV Network	$32,180,000	$29,374,000	$25,925,000
Buzztime Distribution	805,000	1,375,000	449,000
Eliminations	—	—	(90,000)

Entertainment Division	32,985,000	30,749,000	26,284,000

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

	For the years ended December 31,
	2006	2005	2004
Discontinued Operations (Hospitality Division)
NTN Wireless	6,060,000	5,689,000	5,337,000
Software Solutions	4,876,000	4,321,000	4,034,000

Discontinued Operations	10,936,000	10,010,000	9,371,000

Total revenue	$43,921,000	$40,759,000	$35,655,000

Operating Income (loss):
Entertainment Division
Buzztime iTV Network	$347,000	$64,000	$(372,000)
Buzztime Distribution	(1,066,000)	(1,346,000)	(3,223,000)

Entertainment Division	(719,000)	(1,282,000)	(3,595,000)
Discontinued Operations (Hospitality Division)
NTN Wireless	670,000	783,000	275,000
Software Solutions	(1,201,000)	(1,344,000)	(1,736,000)

Discontinued Operations	(531,000)	(561,000)	(1,461,000)

Total operating loss	$(1,250,000)	$(1,843,000)	$(5,056,000)

Net Income (loss):
Entertainment Division
Buzztime iTV Network	$(328,000)	$(100,000)	$(289,000)
Buzztime Distribution	(1,183,000)	(1,351,000)	(3,226,000)

Entertainment Division	(1,511,000)	(1,451,000)	(3,515,000)
Discontinued Operations (Hospitality Division)
NTN Wireless	651,000	784,000	275,000
Software Solutions	(3,913,000)	(1,352,000)	(1,739,000)

Discontinued Operations	(3,262,000)	(568,000)	(1,464,000)

Total net loss	$(4,773,000)	$(2,019,000)	$(4,979,000)

Depreciation and Amortization:
Entertainment Division
Buzztime iTV Network	$3,766,000	$3,149,000	$2,881,000
Buzztime Distribution	559,000	575,000	560,000

Entertainment Division	4,325,000	3,724,000	3,441,000
Discontinued Operations (Hospitality Division)
NTN Wireless	67,000	68,000	392,000
Software Solutions	330,000	343,000	100,000

Discontinued Operations	397,000	411,000	492,000

Total depreciation and amortization	$4,722,000	$4,135,000	$3,933,000

Interest Expense (Income), net:
Entertainment Division
Buzztime iTV Network	$(15,000)	$84,000	$50,000
Buzztime Distribution	3,000	6,000	4,000

Entertainment Division	(12,000)	90,000	54,000

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

	For the years ended December 31,
	2006	2005	2004
Discontinued Operations (Hospitality Division)
NTN Wireless	—	—	—
Software Solutions	—	—	—

Discontinued Operations	—	—	—

Total interest expense (income), net	$(12,000)	$90,000	$54,000

Provision for Income Taxes:
Entertainment Division
Buzztime iTV Network	$152,000	$79,000	$93,000
Buzztime Distribution	—	—	—

Entertainment Division	152,000	79,000	93,000
Discontinued Operations (Hospitality Division)
NTN Wireless	19,000	—	—
Software Solutions	—	7,000	1,000

Discontinued Operations	19,000	7,000	1,000

Total provision for income taxes	$171,000	$86,000	$94,000

	As of December 31,
	2006	2005
Total Assets:
Entertainment Division
Buzztime iTV Network	$18,385,000	$16,989,000
Buzztime Distribution	2,315,000	2,791,000
Corporate	3,166,000	4,473,000

Entertainment Division	23,866,000	24,253,000
Discontinued Operations (Hospitality Division)
NTN Wireless	1,668,000	1,661,000
Software Solutions	991,000	4,104,000

Discontinued Operations	2,659,000	5,765,000

Total assets	$26,525,000	$30,018,000

Capital Expenditures and Software Development Costs:
Entertainment Division
Buzztime iTV Network	$902,000	$1,062,000
Buzztime Distribution	425,000	411,000
Corporate	183,000	447,000

Entertainment Division	1,510,000	1,920,000
Discontinued Operations (Hospitality Division)
NTN Wireless	43,000	18,000
Software Solutions	7,000	82,000

Discontinued Operations	50,000	100,000

Total capital expenditures and software development costs	$1,560,000	$2,020,000

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

The Company markets its products in the United States and internationally, in Canada and the United Kingdom. The table below contains information about these geographical areas in which the Company operates. Revenues are attributed to the Buzztime iTV Network segment in these areas. Long-lived assets are based on location of domicile. In December 2003, we began operations in Canada by acquiring most of the operating assets, certain liabilities and the operations of NTN Interactive Network, Inc, our Canadian licensee from its parent, Chell Group Corporation Inc. In March 2005, we launched the Buzztime iTV Network product in the United Kingdom under the brand Buzztime Network.

	For the years ended December 31,
	2006	2005	2004
Revenue by market segment:
Buzztime iTV Network
United States	$27,171,000	$25,161,000	$22,281,000
Canada	4,692,000	4,188,000	3,644,000
United Kingdom	317,000	25,000	—

Total Buzztime iTV Network Revenue	$32,180,000	$29,374,000	$25,925,000

	As of December 31,
	2006	2005
Assets by market segment:
Buzztime iTV Network
United States	$11,642,000	$12,707,000
Canada	5,857,000	3,966,000
United Kingdom	886,000	316,000

Total Buzztime iTV Network Assets	$18,385,000	$16,989,000

NOTE 17—Selected Quarterly Financial Information (Unaudited) (amounts in thousands, except per share data)

	Three-Month Period Ended
	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006	Total 2006
Total revenue	$8,269	$7,929	$8,332	$8,455	$32,985
Operating income (loss)	216	(1,094)	167	(8)	(719)
Net income from continuing operations (loss)	170	(1,798)	169	(52)	(1,511)
Net income from discontinued operations, net of tax (loss)	(94)	(58)	(223)	(2,887)	(3,262)
Net income (loss)	76	(1,856)	(54)	(2,939)	(4,773)

Per share amounts:
Net income (loss) continuing operations	$0.00	$(0.04)	$0.00	$0.00	$(0.03)

Net income (loss) discontinued operations	$0.00	$0.00	$0.00	$(0.05)	$(0.06)

Weighted-average shares outstanding—basic	53,928	54,157	54,427	54,544	54,267

Net income (loss) continuing operations	$0.00	$(0.04)	$0.00	$0.00	$(0.03)

Net income (loss) discontinued operations	$0.00	$0.00	$0.00	$(0.05)	$(0.06)

Weighted-average shares outstanding—diluted	60,931	54,157	54,427	54,544	54,267

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For The Years Ended December 31, 2006, 2005 and 2004

	Three-Month Period Ended
	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Total 2005
Operating revenue	$7,088	$7,152	$7,900	$8,609	$30,749
Operating income (loss)	(851)	(1,014)	134	449	(1,282)
Income (loss) from continuing operations	(882)	(1,080)	149	362	(1,451)
Income (loss) from discontinued operations, net of tax	(467)	(11)	98	(188)	(568)

Net income (loss)	$(1,349)	$(1,091)	$247	$174	$(2,019)

Per share amounts:
Net income (loss) continuing operations	$(0.02)	$(0.02)	$0.00	$0.01	$(0.03)

Net income (loss) discontinued operations	$(0.01)	$0.00	$0.00	$0.00	$(0.01)

Weighted-average shares outstanding—basic	53,222	53,403	53,604	53,769	53,501

Net income (loss) continuing operations	$(0.02)	$(0.02)	$0.00	$0.01	$(0.03)

Net income (loss) discontinued operations	$(0.01)	$0.00	$0.00	$0.00	$(0.01)

Weighted-average shares outstanding—diluted	53,222	53,403	60,632	60,819	53,501

NOTE 18—Subsequent Events

Restructuring of Canadian Operations

In January 2007, we restructured our Canadian operations to streamline our costs. The restructure involved a reduction in employee force and facility leasing space. Along with the restructuring, we sold certain assets and granted a license for the related licensed materials of our Interactive business to a key employee. All costs for the termination benefits and leasing facility will be recognized in the first quarter of 2007 in accordance with the provision of SFAS 144, Accounting for Impairment or Disposal of Long Lived Assets. SFAS 144 specifies that one-time termination benefits be recognized as of the communication date and any other costs or losses be recognized when incurred. The communication date to the employees was January 11, 2007. One-time termination benefits of approximately $425,000 were paid during the first quarter of 2007 and we estimate approximately $335,000 in net savings annually for the reduction in sales force and reduced leasing space.

SCHEDULE II

NTN BUZZTIME, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2006 and 2005

Allowance for Doubtful Accounts	Balance at Beginning	Additions Charged to Expense	Deductions(a)	Balance at End of Period
2006	$473,000	550,000	(452,000)	$571,000
2005	$682,000	707,000	(916,000)	$473,000
2004	$673,000	345,000	(336,000)	$682,000

(a)	Reflects trade accounts receivable written off during the year, net of amounts recovered.

See accompanying report of independent registered public accounting firm.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	—Amended and Restated Certificate of Incorporation of the Company, as amended (4)

3.2	—Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (7)

3.3	—Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 22, 2000 (8)

3.4	—Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 24, 2000 (8)

3.5	—By-laws of the Company(As Amended and Restated effective February 21, 2007) (25)

3.6	—Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 27, 2003 (16)

3.7	—Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated October 20, 2005 (23)

3.8	—Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated December 27, 2005 (23)

4.1	—Specimen Common Stock Certificate (10)

4.2*	—Stock Option Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (5)

4.3*	—Stock Option Agreement, dated October 7, 1999, by and between NTN Communications, Inc. and Stanley B. Kinsey (6)

4.4*	—Stock Option Agreement, dated January 26, 2001, by and between NTN Communications, Inc. and Stanley B. Kinsey (12)

4.5	—Warrant Certificate issued January 13, 2003 by NTN Communications, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)

4.6	—NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Communications, Inc. and Media General, Inc. (18)

4.7	—Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)

4.8	—Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (18)

4.9	—Form of Common Stock Purchase Warrant by and between Roth Capital Partners, LLC and NTN Communications, Inc. (14)

4.10*	—NTN Communications, Inc. 2004 Performance Incentive Plan (22)

4.11*	—Stock Option Agreement, dated June 28, 2005, by and between NTN Communications, Inc. and Stanley B. Kinsey (23)

4.12*	—Form of Stock Option Agreement between NTN Buzztime, Inc. and Dario Santana (24)

10.1*	—Employment Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (5)

10.2	—Subscription Agreement dated January 13, 2003 between NTN Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (19)

10.3	—Scientific-Atlanta Strategic Investments, L.L.C. Notice of Exchange of Buzztime Preferred Stock for NTN Common Stock, dated January 16, 2003 (19)

Exhibit No.	Description
10.4	—Securities Purchase Agreement dated May 5, 2003 by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (18)

10.5	—Placement Agency Agreement dated January 26, 2004 by and between Roth Capital Partners, LLC and NTN Communications, Inc. (14)

10.6	—Manufacturing Agreement, dated November 25, 1997, by and between NTN Communications, Inc. and Climax Technology Co., Ltd. (9)

10.7	—Office Lease, dated July 17, 2000, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (11)

10.8	—Asset Purchase Agreement dated July 30, 2003 by and among Software Solutions, Inc., NTN Communications, Inc., Breakaway International, Inc. and the Seller Shareholders (17)

10.9	—Asset Purchase Agreement dated December 15, 2003 by and among NTN Canada, Inc., NTN Communications, Inc., NTN Interactive Network, Inc. and Chell Group Corporation (15)

10.10*	—Employment Agreement, dated September 9, 2004, by and between NTN Communications, Inc. and Stanley B. Kinsey (20)

10.11	—First Amendment to Lease, dated October 4, 2005, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (23)

10.12	—License Agreement with NTN Canada, Inc. (3)

10.13*	—Employment Agreement, dated June 7, 2006, by and between NTN Buzztime, Inc. and Dario Santana (24)

10.14*	—2006 Incentive Bonus Plan (24)

10.15*	—Employment Agreement dated June 28, 2005 by and between NTN Buzztime, Inc. and Stanley B. Kinsey (25)

10.16	—Severance Agreement and General Release of all Claims, dated July 7, 2006, by and between NTN Communications, Inc. and Stanley B. Kinsey (25)

14.1	—NTN Buzztime, Inc. Code of Ethics (26)

16.1	—Letter, dated August 20, 2004, from KPMG to the Securities and Exchange Commission regarding change in certifying accountant of NTN (21)

21.1	—Subsidiaries of Registrant (1)

23.1	—Consent of HASKELL & WHITE LLP (1)

31	—Certification of Officers pursuant to Rule 13a-14(a) (1)

32	—Certification of Officers pursuant to Rule 13a-14(b) (27)

*	Management Contract or Compensatory Plan.
(1)	Filed herewith.
(2)	Previously filed as an exhibit to NTN’s registration statement on Form S-8, File No. 33-75732, and incorporated by reference.
(3)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated by reference.
(4)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference.
(5)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference.
(6)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.

(7)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
(8)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
(9)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on March 5, 2001 and incorporated herein by reference.
(10)	Previously filed as an exhibit to NTN’s registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
(11)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference.
(12)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference.
(13)	Previously filed as an exhibit to NTN’s Form 10-K dated for the fiscal year ended December 31, 2002 and incorporated herein by reference.
(14)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.
(15)	Previously filed as an exhibit to NTN’s registration statement on Form S-3, File No. 333-111538, filed on December 24, 2003 and incorporated herein by reference.
(16)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.
(17)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on August 14, 2003 and incorporated herein by reference.
(18)	Previously filed as an exhibit to NTN’s registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
(19)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.
(20)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by reference.
(21)	Previously filed as an exhibit to NTN’s report on Form 8-K dated August 23, 2004 and incorporated herein by reference.
(22)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.
(23)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on July 12, 2006 and incorporated herein by reference.
(24)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.
(25)	Previously filed as an exhibit to NTN’s report on Form 8-K dated February 23, 2007 and incorporated herein by reference.
(26)	Previously filed as an exhibit to NTN’s report on Form 8-K dated December 8, 2006 and incorporated herein by reference.
(27)	Furnished concurrently herewith.