Form 10-Q
period 2007-03-31
NTN BUZZTIME INC
filed 2007-05-10
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 1, 2007, the registrant had outstanding 55,241,247 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,052	$8,774
Restricted cash	45	58
Accounts receivable, net	1,099	1,874
Investments available-for-sale (Note 5)	304	337
Deposits on broadcast equipment	514	381
Deferred costs	1,016	1,067
Prepaid expenses and other current assets	637	908
Assets held for sale (Note 11)	1,428	2,659

Total current assets	16,095	16,058
Broadcast equipment and fixed assets, net	5,123	5,919
Software development costs, net	810	806
Deferred costs	894	963
Goodwill	974	974
Intangible assets, net	1,441	1,561
Other assets	200	244

Total assets	$25,537	$26,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,039	$1,139
Accrued expenses	1,096	1,282
Sales tax payable	950	763
Accrued salaries	189	475
Accrued vacation	430	401
Income taxes payable	38	53
Obligations under capital leases – current portion	251	349
Deferred revenue	1,204	1,486
Deferred revenue - Buzztime	298	340
Liabilities of discontinued operations	1,937	1,441

Total current liabilities	7,432	7,729
Obligations under capital leases, excluding current portion	11	20
Deferred revenue	179	246

Total liabilities	7,622	7,995

Commitments and contingencies (Note 7)
Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 54,915,000 and 54,633,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	273	272
Additional paid-in capital	111,815	111,617
Accumulated deficit	(94,328)	(93,561)
Accumulated other comprehensive income	154	201

Total shareholders’ equity	17,915	18,530

Total liabilities and shareholders’ equity	$25,537	$26,525

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues	$7,733	$8,269

Operating expenses:
Direct operating costs (includes depreciation of $841 and $887 for the three months ended March 31, 2007 and 2006, respectively)	2,213	2,476
Selling, general and administrative	5,691	5,340
Depreciation and amortization (excluding depreciation included in direct costs)	153	171
Research and development	36	66
Restructuring costs	452	—

Total operating expenses	8,545	8,053

Operating (loss) income	(812)	216

Other income (expense):
Interest, net	28	(15)
Other income	81	—

Total other income (expense)	109	(15)

Income (loss) from operations before income taxes	(703)	201
Provision for income taxes	60	27

Net income (loss) from continuing operations	(763)	174
Net loss from discontinued operations, net of tax (including gain on sale of NTN Wireless of $396)	(4)	(98)

Net (loss) income	$(767)	$76

Net (loss) income per common share:
Net (loss) income from continuing operations, basic and diluted	$(0.01)	$0.00

Net (loss) income from discontinued operations, basic and diluted	$(0.00)	$0.00

Net (loss) income	$(0.01)	$0.00

Weighted average shares outstanding:
Basic	54,754	53,928

Diluted	54,754	60,931

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Net (loss) income	$(767)	$76

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(13)	(24)
Unrealized (loss) on securities	(34)	(43)

Other comprehensive (loss)	(47)	(67)

Comprehensive (loss) income	$(814)	$9

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(767)	$76
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net loss from discontinued operations, net of tax	4	98
Depreciation and amortization	994	1,058
Provision for doubtful accounts	50	201
Share-based compensation	179	408
Loss from disposition of equipment	7	17
Changes in assets and liabilities:
Restricted cash	13	—
Accounts receivable	725	85
Deferred costs	120	14
Prepaid expenses and other assets	316	(3)
Accounts payable and accrued expenses	(400)	(597)
Income taxes payable	(15)	(133)
Deferred revenue	(391)	(41)

Net cash provided by operating activities	835	1,183

Cash flows from investing activities:
Capital expenditures	(40)	(424)
Software development expenditures	(84)	(132)
Deposits on broadcast equipment	(105)	(271)
Proceeds from sale of discontinued operations	2,300	—
Net change in loans to discontinued operations	(573)	(231)

Net cash provided by (used in) investing activities	1,498	(1,058)

Cash flows from financing activities:
Principal payments on capital leases	(107)	(108)
Proceeds from exercise of stock options	65	79

Net cash used in financing activities	(42)	(29)

Net increase in cash and cash equivalents	2,291	96
Effect of exchange rate on cash	(13)	(46)
Cash and cash equivalents at beginning of period	8,774	5,982

Cash and cash equivalents at end of period	$11,052	$6,032

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16	$46

Income taxes	$89	$185

Supplemental disclosure of non-cash investing and financing activities:
Reclass of deposits for equipment placed in service	$28	$513

Unrealized holding loss (gain) on investments available for sale	$(34)	$(43)

Sale of certain assets of Interactive Events business in lieu of severance payment	$100	—

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal and recurring adjustments that are necessary for a fair presentation for the periods presented of the financial position, results of operations and cash flows of NTN Buzztime, Inc. and its wholly-owned subsidiaries: IWN, Inc. (IWN), IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc. (NTN Wireless), NTN Software Solutions, Inc. (Software Solutions) and NTN Canada, Inc. IWN and IWN, L.P. are dormant subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, references to “NTN”, “we”, “us” and “our” include the Company and its consolidated subsidiaries. Management has elected to omit substantially all notes to our condensed consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2007.

As of December 31, 2006, our Hospitality division, comprised of NTN Wireless and Software Solutions, is classified as discontinued operations in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (see Discontinued Operations—Note 11). The operating results for these businesses have been separately classified and reported as discontinued operations in the consolidated financial statements. Corporate expenses previously allocated to these divisions have been reclassed to Buzztime iTV in accordance with SFAS 144.

The condensed consolidated financial statements for the three months ended March 31, 2007 and 2006 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, taxes and tax settlements and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

(2) SHARE-BASED COMPENSATION

Share-Based Compensation Valuation Assumptions

We estimate the fair value of our stock options using a Black-Scholes option pricing model, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported as selling, general and administrative based upon the departments to which materially all of the associated employees report.

We used the historical stock price volatility as an input to value our stock options under SFAS No. 123R. The expected term of our stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for our company which we believe are indicative of future exercise behavior. For the risk free interest rate, we use the observed interest rates appropriate for the period of time options are expected to be outstanding. The dividend yield assumption is based on NTN’s history and expectation of dividend payouts.

The following weighted average assumptions were used for grants issued for the three months ended March 31, 2007 and 2006 under the SFAS No. 123R requirements:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.45 – 4.80%	4.29 – 5.03%
Expected volatility	59.4 – 60.2	63.3 – 67.6
Weighted average risk-free rate	4.63	4.65
Weighted average volatility	59.82	67.34
Dividend yield	0.0%	0.0%
Expected Life	5.0 years	4.9 years

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. We estimate an annual forfeiture rate for the three months ended March 31, 2007 and 2006 at 2% and 13% respectively. The forfeitures were adjusted as of December 31, 2006 to reflect the actual forfeiture rate of 2%.

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

Under the 2004 Plan, options for the purchase of our common stock or other instruments such as deferred stock units may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options, and generally vest over four years. At its discretion, the Board of Directors can authorize acceleration of vesting periods. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years and are exercisable at a price per share not less than the fair market value on the date of grant. As of March 31, 2007, a total of 8,533,000 options were outstanding and options to purchase 6,883,000 shares were exercisable under both plans and 1,611,000 shares were available for future grant under the 2004 Plan.

Special Stock Option Plan

In 1996, NTN adopted a Special Stock Option Plan (the “Special Plan”). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares issued and outstanding under the Special Plan as of March 31, 2007 is 400,000, of which 400,000 shares were exercisable, and zero shares were available for future grant. As of March 31, 2007 the Special Plan has expired. No future grants will be made under the Special Plan.

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

Stock Options

Stock-based compensation expense related to stock options for the three months ended March 31, 2007 and 2006 was $175,000 and $395,000, respectively. The following table summarizes stock option activity for the three months ended March 31, 2007:

	Special Plan		Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2006	400,000	$2.81	8,918,000	$1.37
Granted	—	—	180,000	1.43
Exercised	—	—	(232,000)	.74
Forfeited or expired	—	—	(333,000)	1.64

Outstanding March 31, 2007	400,000	$2.81	8,533,000	$1.38

The following table summarizes options outstanding and exercisable by exercise price range as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Special Plan:
$2.81	400,000	0.37	$2.81	400,000	$2.81	$—

Option Plan:

$0.45-$1.50	6,257,000	5.06	$1.08	4,733,000	$0.98	805,000
$1.51-$3.00	2,260,000	5.92	$2.18	2,138,000	$2.17	—
$3.01-$4.94	16,000	6.76	$3.36	12,000	$3.38	—

	8,533,000		$1.51	6,883,000	$1.52	$805,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on a per share price of $1.15 the closing price of our common stock on March 30, 2007 as reported by the American Stock Exchange, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of March 31, 2007 was 4,190,000.

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $0.79 and $0.84, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $329,000 and $48,000, respectively.

The total cash received as a result of stock option and warrant exercises during the three months ended March 31, 2007 and 2006 was approximately $65,000 and $79,000, respectively.

The following table summarizes the Company’s nonvested options as of March 31, 2007 and changes since the year ended December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	1,664,000	$.92
Granted	180,000	.79
Vested	(148,000)	1.03
Forfeited	(46,000)	1.82

Nonvested at March 31, 2007	1,650,000	$0.87

The unamortized compensation expense related to outstanding unvested options was approximately $1,434,000 and $1,795,000 with a weighted average remaining vesting period of 2.68 and 1.9 years as of March 31, 2007 and 2006, respectively. We expect to amortize this expense over the remaining vesting period of these stock options.

Deferred Stock Units

In 2004, we granted 150,000 deferred stock units to certain key employees. These grants of stock units will be paid in an equal number of shares of common stock on the vesting date of the award, subject to any deferred payment date that the holder may elect. A stock unit award will be paid only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date, subject to accelerated vesting in certain circumstances. Vesting terms vary by individual ranging from six months to two years. As of March 31, 2007, all deferred stock units are fully vested. The measurement date for these initial stock unit grants was September 30, 2004. Since the deferred stock units are to be paid in an equal number of shares of common stock without any kind of offsetting payment by the employee, the measurement of cost was based on the quoted market price of the stock at the measurement date, which was $2.60.

The Company recognized non-cash compensation expense related to these deferred stock units of $4,000 and $13,000 for the three months ended March 31, 2007 and 2006, respectively. Deferred stock units outstanding as of March 31, 2007 and 2006, were 60,000 and 120,000, respectively.

Warrants

In previous years, we granted warrants to non-employees in payment for services received and in connection with our public offering in January 2004.

The following table summarizes warrant activity for the three months ended March 31, 2007:

	Outstanding Warrants	Weighted Average Exercise Prices
December 31, 2006	1,344,000	$2.16
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

March 31, 2007	1,344,000	2.16

Balance exercisable at March 31, 2007	1,344,000	$2.16

A summary of warrants outstanding and exercisable by exercise price range as of March 31, 2007 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00-$1.30	667,000	1.21 years	$1.11	667,000	$1.11
$1.31-$3.91	677,000	0.68 years	$3.19	677,000	$3.19

	1,344,000		$2.16	1,344,000	$2.16

(3) INCOME (LOSS) PER SHARE

For the three months ended March 31, 2007 and 2006, weighted average of options, warrants and convertible preferred stock representing approximately 10,498,000 and 5,423,000 potential common shares, respectively, have been excluded from the computation of net loss per share, respectively, as their effect was anti-dilutive.

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

In November 2006, we began to actively pursue the sale of our Hospitality Division consisting of NTN Wireless and Software Solutions. In the fourth quarter of 2006, we applied the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain assets which were held for sale. SFAS No. 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization.

As of December 31, 2006, the Hospitality Division’s assets had been classified as held for sale and the valuation of the respective assets were revalued as of December 31, 2006. Depreciation on these assets had ceased effective December 31, 2006. With the assistance of a third-party valuation firm, management determined that the Software Solutions goodwill of approximately $2.2 million was fully impaired and that approximately $405,000 of the intangible asset “customer relationships” was impaired. We reduced the carrying value of this intangible asset another $73,000 to offset the estimated costs associated with selling the division. Additionally, the operating results for the Hospitality Division had been separately classified and reported as discontinued operations in our consolidated financial statements in accordance with SFAS No. 144.

(5) INVESTMENTS AVAILABLE-FOR-SALE

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

We currently hold available-for-sale 2,518,260 shares of eBet Limited (eBet), an Australian gaming technology corporation. Our original cost basis in the eBet shares is AUD$0.50 per share. During the second quarter of 2006, we performed an evaluation and concluded that the decline in value of our investment in eBet was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its fair value which was trading at AUD$0.09. As of March 31, 2007, eBet’s stock traded at AUD$0.15. Unrealized gains and losses due to market fluctuations in the investment are recorded as other comprehensive income on our consolidated balance sheet.

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

We believe that the fair value of financial instruments approximate their carrying value. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

(7) CONTINGENCIES

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to derive additional revenue. While in the past our sales and use tax assessments have not been significant to our operations, it is likely that such expenses will increase in the future.

We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of iTV Network sites, began a sales tax audit. It concluded that our services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our services are provided to the consumers for free as a promotional service, which we believe falls outside the definition of amusement services as defined by the Texas Tax Code. In August 2006, we received a written response from the State Attorney’s office indicating that the State now agrees that the Company’s services do not constitute taxable amusement services, however; the State adopted a new position whereby it has concluded that the Company provides taxable cable television services. We continue to believe that we provide interactive game services for the purpose of providing a vehicle for our customers to promote their business. We also believe that these services fall outside of the definition of cable broadcast services as defined by the Texas Tax Code. We have filed a request for a hearing with the State Comptrollers office, however; due to procedural changes within the department, a date has not yet been determined. We expect this matter to be resolved during 2007.

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is the combination of accumulated net unrealized losses on investments available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada and our United Kingdom operations into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period.

The Company recorded an impairment charge of $652,000 in the second quarter of 2006 for the Company’s Australian investment, eBet. Since that time, the carrying value of this investment has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive income (loss).

For the three months ended March 31, 2007, and 2006, the components of accumulated other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2007	2006
Beginning balance	$201,000	$(449,000)
Foreign currency translation adjustments	(13 ,000)	(24,000)
Unrealized loss during period in investment available-for-sale	(34,000)	(43,000)

Ending balance	$154,000	$(516,000)

(9) RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is required to adjust its financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment must be recorded directly to its beginning retained earnings balance in the period of adoption and reported as a change in accounting principle. The Company has analyzed the impact of FIN 48 and has determined that such an adjustment is not required.

(10) RESTRUCTURING

In January 2007, we restructured our Canadian operations to reduce our costs and streamline operations. The restructuring involved a reduction of 10 employees, moving the operation to a smaller facility and subleasing the previously occupied facility until the end of the original lease. Along with the restructuring, we sold certain assets and granted a license for the related licensed materials of our Interactive Events business to a former employee. The communication date to the employees was January 11, 2007. The Company accounted for restructuring costs pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Severance for involuntary employee terminations was accrued as of the communication date and the costs to exit certain lease obligations were accrued as of March 31, 2007. Moving, relocation and other associated costs related to the restructuring are expensed as incurred. The restructuring costs are comprised of the following for the three months ended March 31, 2007:

Severance for Involuntary Employee Terminations	$337,000
Costs to Exit Certain Contractual and Lease obligations	99,000
Moving, Relocation, and Other Associated Costs	25,000

Total Restructuring Costs	$461,000

Approximately $9,000 was capitalized as leasehold improvements. Costs to exit lease obligations include the difference in the net present value of the lease payments in excess of the sublease payments to be received. The following table summarizes the activity and balances of the restructuring reserve:

	One Time Termination Benefits	Costs to Exit Certain Contractual and Lease Obligations	Moving, Relocation and Other Associated Costs	Total
Balance at December 31, 2006	$—	$—	$—	$—
Reserve established	337,000	99,000	25,000	461,000

Utilization of reserve:
Payments	(337,000)	—	(25,000)	362,000

Balance at March 31, 2007	$—	$99,000	$—	$99,000

The Company expects to complete the utilization of the reserve related to this restructuring by 2015, the date the lease expires, and estimates an additional $20,000 to be incurred during the second quarter of 2007. The restructuring accrual is included in accrued expenses. Management has determined that there are no indicators of asset impairment as of March 31, 2007.

(11) DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In November 2006, we began to actively pursue the sale of our Hospitality Division comprised of NTN Wireless and Software Solutions. In the fourth quarter of 2006, we applied the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain of its assets which were held for sale. SFAS No. 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and that we cease depreciation, depletion and amortization. As of December 31, 2006, the Hospitality Division’s assets have been classified as held for sale and the valuation of the respective assets were revalued as of December 31, 2006 (see Note 4). Depreciation on these assets has ceased effective December 31, 2006. On March 30, 2007, the Company completed the sale of certain assets of the wireless business segment for $2.4 million and recognized a gain, net of tax, of approximately $396,000. The operating results for the Hospitality Division have been separately classified and reported as discontinued operations in our consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2007	2006
Operating revenues	$2,583,000	$2,793,000
Operating expenses	2,954,000	2,886,000

Operating income (loss)	(371,000)	(93 ,000)
Gain on sale of assets	396,000	—

Income (loss) before income taxes	25,000	(93,000)
Income tax expense	29,000	5,000

Loss from discontinued operations, net of tax (including gain on sale of NTN Wireless of $396,000)	$(4,000)	$(98,000)

A summary of the components of assets and liabilities of discontinued operations on NTN Buzztime’s consolidated balance sheets as of March 31, 2007 and December 31, 2006 is as follows:

	2007	2006
Assets held for sale:
Current assets	$1,172,000	$1,836,000
Property, plant and equipment, net	113,000	198,000
Goodwill	—	449,000
Intangibles, net	143,000	170,000
Other assets	—	6,000

Total assets of discontinued operations	1,428,000	2,659,000
Liabilities of discontinued operations:
Current liabilities	1,937,000	1,441,000

Total liabilities of discontinued operations	1,937,000	1,441,000

Net assets of discontinued operations	$(509,000)	$1,218,000

A summary of the components of cash flows for discontinued operations for the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
Net cash flows provided by (used in) operating activities	$1,729,000	$(226,000)
Net cash flows used in investing activities	(2,000)	(5,000)
Net cash flows used in financing activities	—	—

Net decrease in cash	$1,727,000	$(231,000)

(12) SEGMENT INFORMATION

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

The Hospitality Division is comprised of NTN Wireless and Software Solutions. For the three months ended March 31, 2007 and 2006 both NTN Wireless and Software Solutions are presented below as discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Asset.

Included in the operating income (loss) for the segments is an allocation of corporate expenses based on related proportions of direct expenses incurred, while the related corporate assets are not allocated to the segment. Corporate expenses previously allocated to the discontinued operations have been reclassified to Buzztime iTV in accordance with SFAS No. 144. The following tables set forth certain information regarding our segments and other operations that conform to the consolidated balance sheet and statement of operations presented elsewhere in this report:

The following tables set forth certain information regarding our segments for 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Revenues:
Entertainment Division
Buzztime iTV Network	$7,594,000	$8,089,000
Buzztime Distribution	139,000	180,000

Total Entertainment Division	7,733,000	8,269,000

	Three Months Ended March 31,
	2007	2006
Discontinued Operations (Hospitality Division)
NTN Wireless	1,674,000	1,529,000
Software Solutions	909,000	1,264,000

Total Discontinued Operations	2,583,000	2,793,000

Total revenues	$10,316,000	$11,062,000

Operating income (loss):
Entertainment Division
Buzztime iTV Network	$(637,000)	436,000
Buzztime Distribution	(175,000)	(220,000)

Total Entertainment Division	(812,000)	216,000

Discontinued Operations (Hospitality Division)
NTN Wireless	91,000	222,000
Software Solutions	(462,000)	(315,000)

Total Discontinued Operations	(371,000)	(93,000)

Total operating income (loss)	$(1,183,000)	$123,000

Net income (loss):
Entertainment Division
Buzztime iTV Network	$(587,000)	$396,000
Buzztime Distribution	(176,000)	(222,000)

Total Entertainment Division	(763,000)	174,000

Discontinued Operations (Hospitality Division)
NTN Wireless	458,000	217,000
Software Solutions	(462,000)	(315,000)

Total Discontinued Operations	(4,000)	(98,000)

Total net income (loss)	$(767,000)	$76,000

	As of March 31, 2007	As of December 31, 2006
Goodwill:
Entertainment Division
Buzztime iTV Network	$974,000	$974,000
Buzztime Distribution	—	—

Total Entertainment Division	974,000	974,000

Discontinued Operations (Hospitality Division)
NTN Wireless	—	449,000
Software Solutions	—	—

Total Discontinued Operations	—	449,000

Total goodwill	$974,000	$1,423,000

Total assets:
Entertainment Division
Buzztime iTV Network	$22,096,000	$21,551,000
Buzztime Distribution	2,013,000	2,315,000

Total Entertainment Division	24,109,000	23,866,000

	As of March 31, 2007	As of December 31, 2006
Discontinued Operations (Hospitality Division)
NTN Wireless	109,000	1,668,000
Software Solutions	1,319,000	991,000

Total Discontinued Operations	1,428,000	2,659,000

Total assets	$25,537,000	$26,525,000

(13) SUBSEQUENT EVENT

On April 5, 2007, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby management is authorized to repurchase up to a maximum of $3,500,000 of the Common Stock of the Company from time to time in the open market at prevailing market prices or in privately negotiated transactions over the next eighteen months. The Company has not yet made any such purchases.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans, capital expenditures, industry trends and financial position of NTN Buzztime, Inc. and its subsidiaries. Forward-looking statements are based on information currently available to us and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that may be difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, under the section entitled “Risk Factors,” and in other reports we file with the Securities and Exchange Commission from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Overview

We operate principally through four business segments that form two operating divisions: Entertainment and Hospitality.

The Entertainment Division is comprised of the Buzztime Interactive Television Network, also referred to as the Buzztime iTV Network or iTV Network, and Buzztime Distribution, which was formerly known as Buzztime Entertainment, Inc. The Buzztime iTV Network distributes an interactive promotional television game network to restaurants, sports bars, taverns and pubs primarily in North America and the U.K. Buzztime Distribution distributes our content and technology to other third-party consumer platforms, including cable television, satellite television, mobile phones, online, retail games, toys and books.

The Hospitality Division was comprised of NTN Wireless Communications (NTN Wireless) and NTN Software Solutions (Software Solutions). On March 30, 2007, we sold substantially all of the assets relating to the NTN Wireless business. This business produces and distributes guest and server paging systems to restaurants and other markets. NTN Software Solutions develops and distributes customer management software to manage reservations and table service in restaurants.

Discontinued Operations

We have determined that the operations of the Hospitality Division were not a strategic fit with our core business and committed to a divestiture plan. These operations were reclassified as discontinued operations for all periods presented in the financial statements herein. On March 30, 2007, we sold substantially all of the assets relating to our NTN Wireless business. We continue our efforts to sell our Software Solutions business. Divesting these businesses will allow us to focus on our core business of entertaining players in our network of approximately 4,000 restaurants and sports bars worldwide.

Restructuring of Canadian Operations

In January 2007, we restructured our Canadian operations to reduce our costs and streamline operations. The restructuring involved a reduction of 10 employees, moving the operation to a smaller facility and subleasing the previously occupied facility until the end of the original lease. Along with the restructuring, we sold certain assets and granted a license for the related licensed materials of our Interactive Events business to a former employee. The communication date to the employees was January 11, 2007. We accounted for restructuring these costs pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The NTN Entertainment Division

Buzztime iTV Network Segment

The Buzztime iTV Network, formerly known as the NTN iTV Hospitality Network, has maintained a unique and preemptive position in the hospitality industry for over 20 years as a promotional platform providing interactive entertainment to patrons in restaurants and sports bars (hospitality venues). For the three months ended March 31, 2007, approximately 74% of our current consolidated revenues were derived from this segment as we receive recurring service fees from subscribing hospitality venues, Network Subscribers, and advertising revenues.

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

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of March 31, 2007, we had 3,573 United States Network subscribers, 327 Canadian subscribers and 54 U.K. subscribers. Approximately 28% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s, Bennigan’s, Irish Grill, Applebee’s and Damon’s Grill.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime iTV Network also earns revenue from advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime iTV Network’s 3,954 venues.

Buzztime Distribution Segment

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

Buzztime Distribution leverages our single and multi-player casual games, related technology, brand and marketing reach in order to create incremental licensing revenue from cable television, satellite television, mobile phones, home electronic games, cards and books. The game content is designed for broad audiences and includes trivia quiz shows, multi-player card and billiard games as well as single-player card, arcade, puzzle and board games.

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

The Hospitality Division (Discontinued Operations)

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, taxes, tax settlements and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•

We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices, VSAT satellite dishes and associated electronics and the computers located at our customer sites. The Playmakers, VSAT dishes, and associated electronics are depreciated over a four-year life and the computers over a three-year life. The depreciable life of these assets was determined based on their estimated useful life, which considers anticipated technology changes. If our Playmakers, VSAT dishes and associated electronics and the computers turn out to have longer lives, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers, VSAT dishes and associated electronics and the computers turn out to have shorter lives, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

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

•

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company analyzes filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company’s policy for recording interest associated with audits is to record such items as a component of interest expense before taxes. Penalties are recorded as penalty expense as a component of selling, general and administrative expenses, in the statement of income. For the first three months of 2007, the Company did not incur any interest or penalties associated with corporate income tax audits.

•

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC SAB 59, Accounting for Noncurrent Marketable Equity Securities, FASB Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, and EITF 03-01, Other Than Temporary Impairments, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the carrying amount of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook for the investor, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investor conditions deteriorate, we may incur future impairments.

In November 2005, the FASB issued Staff Position No. FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. During the second quarter of 2006, we recognized an impairment loss of $652,000 relating to our investment in common stock of an Australian company to reflect such investment available-for-sale at its fair value. Since then, the investment has increased in value by $140,000 and such amount has been recorded as other comprehensive income on our consolidated balance sheet.

We do not have any of the following:

•	Off-balance sheet arrangements except for purchase orders, purchase commitments and operating leases;

•	Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

•

Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions which are so non-material to fall below the materiality threshold of such item.

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

Results of Continuing Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Continuing operations, which consists of the Entertainment division, generated a net loss of $763,000 for the three months ended March 31, 2007 compared to net income of $174,000 for the three months ended March 31, 2006.

Revenue

Revenue from continuing operations decreased by $536,000 or 7%, to $7,733,000 in 2007 from $8,269,000 in 2006. Revenue from the two operating segments of the Entertainment Division for 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
Buzztime iTV Network	$7,594,000	$8,089,000
Buzztime Distribution	139,000	180,000

Total Entertainment Division	$7,733,000	$8,269,000

Buzztime iTV Network revenue decreased $495,000 or 6%, to $7,594,000 in 2007 from $8,089,000 in 2006 due to a decline in advertising revenue of approximately $205,000, loss of revenue related to the divested interactive events business totaling approximately $102,000 and subscription fees of approximately $193,000. Advertising revenue declined due to a current year shift to a revenue share arrangement with our advertising agency related to a major advertiser as well as a decline in average deal size relative to the prior year. Subscription fees declined due to a decrease in average billable sites. Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers As of March 31,
	2007	2006
United States	3,573	3,626
Canada	327	381
United Kingdom	54	29

Total	3,954	4,036

Buzztime Distribution revenue decreased $41,000 or 22%, to $139,000 in 2007 from $180,000 in 2006 primarily due to a decrease in mobile and satellite revenues.

Direct Costs and Gross Margin

The following table compares the direct costs and gross margins for the two segments within the Entertainment Division for 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Buzztime iTV Network:
Revenues	$7,594,000	$8,089,000
Direct Costs	2,108,000	2,364,000

Gross Margin	$5,486,000	$5,725,000
Gross Margin Percentage	72%	71%

Buzztime Distribution:
Revenues	$139,000	$180,000
Direct Costs	105,000	112,000

Gross Margin	$34,000	$68,000
Gross Margin Percentage	24%	38%

Gross margin for the Buzztime iTV Network decreased $239,000 or 4%, to $5,486,000 in 2007 compared to $5,725,000 in 2006. Gross margin as a percentage of revenues was 72% in 2007 compared to 71% in 2006. The improvement in gross margin for 2007 was due to a reduction in installation and site visits of $73,000, communication costs of $53,000, shipping costs of $40,000 and playmaker repairs of $62,000. We expect these cost savings to continue during the year.

Gross margin as a percentage of Buzztime Distribution revenue decreased as the majority of direct costs relate to depreciation which is primarily fixed in nature and did not decrease in connection to the decrease in revenue in 2007, which resulted in a lower gross margin in 2007 relative to 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Entertainment Division increased $351,000 or 7%, to $5,691,000 in 2007 from $5,340,000 in 2006. The following table compares the selling, general and administrative expenses for each of two segments within the Entertainment Division for 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Buzztime iTV Network	$5,513,000	$5,088,000
Buzztime Distribution	178,000	252,000

Entertainment Division	$5,691,000	$5,340,000

Selling, general and administrative expenses increased due to several factors. Salaries and benefits increased $319,000 due to an increase in salaries during the first quarter related to an increase in the work force in sales, marketing, human resources and finance and the remaining increase due to a decrease in capitalizing salaries for software development of $50,000. Marketing expenses increased approximately $235,000 due to additional campaign efforts and an increase in trade show costs.

These increases were offset by a decrease in non-cash stock compensation of $209,000 due to stock options being fully amortized in 2006 and a reduction in bad debt expense of $80,000 due to an increase in customers opting for the auto debit program.

Selling, general and administrative expenses of Buzztime Distribution decreased $74,000 to $178,000 in 2007 from $252,000 in 2006 primarily due to a decrease in consultant costs associated with completed projects.

Restructuring Costs

The Company recorded a restructuring charge in the totaling $452,000 in connection with the restructuring of the Canadian operation to reduce costs and streamline operations. Of this amount, approximately $337,000 was for one-time termination benefits, $99,000 related to costs to exit certain contractual and lease obligations and $16,000 for moving and relocation costs. The restructuring involved a reduction of 10 employees and leased space.

Depreciation and amortization

Depreciation and amortization not related to direct operating costs decreased $18,000 or 11%, to $153,000 in 2007 from $171,000 in 2006 due to various fixed assets becoming fully amortized, thereby, reducing our depreciation in 2007.

Research and Development Expenses

Research and development expense consist primarily of salaries and benefits related to projects to develop new technologies for the Buzztime iTV network. Research and development expenses decreased $29,000 or 44%, to $37,000 in 2007 from $66,000 in 2006.

Interest Income and Expense

Interest income increased $11,000 or 35%, to $42,000 in 2007 from $31,000 in 2006 due to an increase in our average cash balance and investing funds in securities bearing a higher interest rate than the previous year.

Interest expense decreased $32,000 or 70%, to $14,000 in 2007 compared to $46,000 in 2006, due to the various capitalized leases expiring and the reduction in our line of credit borrowings during 2006.

Other Income

Along with the restructuring, certain assets were sold and the Company granted a license for the related licensed materials to a former employee. For the three months ended March 31, 2007, the Company recognized a gain of approximately $81,000 for the sale of certain assets.

Income Taxes

The Company is expected to report a U.S. tax loss for the year ended December 31, 2007. We expect that we will not incur a federal tax liability, however; we will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, the Company recorded a tax provision of $60,000 for the three months ended March 31, 2007. This was a $33,000 increase compared to the $27,000 provision for income taxes recorded for the three months ended March 31, 2006.

Results of Discontinued Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

In November 2006, we began to actively pursue the sale of our Hospitality Division consisting of NTN Wireless and Software Solutions. In the fourth quarter of 2006, we applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain of its assets which were held for sale. SFAS No. 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization. As of December 31, 2006, the Hospitality Division’s assets had been classified as held for sale and the valuation of the respective assets were revalued. Depreciation on these assets had ceased effective December 31, 2006. Effective, March 30, 2007 the Company sold certain assets of NTN Wireless for $2.4 million resulting in a gain of approximately $396,000. Additionally, we continue our efforts to sell our Software Solutions business; which is expected to close in the second quarter of 2007.

Discontinued operations generated a net loss of $4,000 for the three months ended March 31, 2007 compared to a net loss of $98,000 for the three months ended March 31, 2006.

Revenue

Revenue from discontinued operations decreased by $210,000 or 8%, to $2,583,000 in 2007 from $2,793,000 in 2006. The decrease was predominately due to a decrease in the software division of $355,000. There was additional development and installations revenue for large clients of $225,000 and a higher number of billable personnel for development services of $55,000 in the first quarter of 2006 than in the first quarter of 2007. Support services declined in the first quarter of 2007 for the software division by approximately $68,000. This decrease was offset by an increase in wireless revenue generated by NTN Wireless of $145,000 due to an increase in the wireless products sold through our reseller channel.

The revenue contribution from the two segments of the Hospitality division for 2007 and 2006 are illustrated in the following table:

	Three Months Ended March 31,
	2007	2006
NTN Wireless	$1,674,000	$1,529,000
Software Solutions	909,000	1,264,000

Total Entertainment Division	$2,583,000	$2,793,000

Direct Operating Costs and Gross Margin

Direct operating costs from discontinued operations increased $105,000 or 10%, to $1,130,000 in 2007 from $1,025,000 in 2006. The following table compares the direct costs and gross margins for each of the business segments within the Hospitality division for 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
NTN Wireless:
Revenues	$1,674,000	$1,529,000
Direct Costs	1,107,000	939,000

Gross Margin	$567,000	$590,000
Gross Margin Percentage	34%	39%

	Three Months Ended
	2007	2006
Software Solutions:
Revenues	$909,000	$1,264,000
Direct Costs	23,000	86,000

Gross Margin	$886,000	$1,178,000
Gross Margin Percentage	97%	93%

Gross margin for the NTN Wireless decreased $23,000 or 4%, to $567,000 in 2007 compared to $590,000 in 2006. Gross margin as a percentage of revenues was 34% in 2007 compared to 39% in 2006. The decline in the gross margin percentage for NTN Wireless is due to increased sales through the Company’s reseller channels which generated a lower margin.

Gross margin for Software Solutions decreased $292,000 or 25%, to $886,000 in 2007 compared to $1,178,000 in 2006. Gross margin as a percentage of revenues was 97% in 2007 compared to 93% in 2006. Improvement in the gross margin is due to a reduction in depreciation expense as the Company no longer records depreciation expense for either subsidiary in the Hospitality Division in accordance with SFAS No. 144.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $28,000, or 2%, in the Hospitality Division to $1,823,000 in 2007 from $1,795,000 in 2006. The following table compares the selling, general and administrative expenses for each of two segments within the Hospitality Division for 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
NTN Wireless	$475,000	$325,000
Software Solutions	1,348,000	1,470,000

Hospitality Division	$1,823,000	$1,795,000

The selling, general and administrative expenses of NTN Wireless increased $150,000 mainly due to an increase in salaries and related benefits of $94,000, an increase in travel and entertainment expenses of $24,000 and an increase in marketing expenses of $28,000. Software Solutions selling, general and administrative expenses decreased $122,000 due to a reduction in salaries and related benefits of $109,000, travel and entertainment of $43,000, stock based compensation of $33,000, consulting fees of $14,000 and a reduction in facilities expense of $27,000. The reductions were offset by increases in bad debt expense of $146,000.

EBITDA – Consolidated Operations

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States (GAAP). Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings or loss.

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	Three Months Ended March 31,
	2007	2006
EBITDA Calculation
Net (loss) income per GAAP	$(767,000)	$76,000
Interest (income) expense, net	(28,000)	15,000
Depreciation and amortization	994,000	1,158,000
Income taxes	89,000	32,000

EBITDA	$288,000	$1,281,000

On a segment basis, our segments generated EBITDA levels as presented below:

($000)	Three Months Ended March 31, 2007
EBITDA Calculation:	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless	Total
Net income (loss) per GAAP	$(587,000)	$(176,000)	$(462,000)	$458,000	$(767,000)

Interest, (net)	(28,000)	—	—	—	(28,000)
Depreciation and amortization	858,000	136,000	—	—	994,000
Income taxes	60,000	—	—	29,000	89,000

EBITDA	$303,000	$(40,000)	$(462,000)	$487,000	$288,000

($000)	Three Months Ended March 31, 2006
EBITDA Calculation:	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless	Total
Net income (loss) per GAAP	$396,000	$(222,000)	$(315,000)	$217,000	$76,000

Interest (net)	14,000	1,000	—	—	15,000
Depreciation and amortization	929,000	129,000	84,000	16,000	1,158,000
Income taxes	27,000	—	—	5,000	32,000

EBITDA	$1,366,000	$(92,000)	$(231,000)	$238,000	$1,281,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had cash and cash equivalents of $11,052,000 and working capital (current assets in excess of current liabilities) of $8,663,000 compared to cash and cash equivalents of $8,774,000 and working capital of $8,329,000 as of December 31, 2006. Net cash provided by operations was $835,000 for the three months ended March 31, 2007 and $1,183,000 for the three months ended March 31, 2006. The decrease in cash provided by operating activities is principally due to the net loss generated in the first quarter of 2007 offset by an increase in cash collected from accounts receivable.

For the three months ended March 31, 2007, net cash provided by investing activities was $1,498,000 compared to net cash used in investing activities of $1,058,000 for the three months ended March 31, 2006. The increase in cash provided by investing activities compared to 2006 was primarily due to the proceeds received from the sale of the NTN Wireless business and a decrease in capital expenditures.

For the three months ended March 31, 2007 net cash used in financing activities was $42,000 compared to $29,000 for the three months ended March 31, 2006. Included in net cash used by financing activities in 2007 was $107,000 payments on capital leases offset by $65,000 in proceeds from the exercise of options and warrants.

We believe existing cash and equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for the foreseeable future. We have no debt obligations other than capital leases and we do not expect to incur debt in 2007.

We currently anticipate investing between approximately $1.5 million to $2.0 million in 2007 for capital equipment necessary to support future growth. Our actual future capital requirement will depend on a number of factors, including our success in increasing sales, competition and technological developments as well as subscriber conversions from satellite to broadband.

Additionally, we expect to sell the Software Solutions business segment during the second quarter of 2007. The sale of this business segment is expected to result in net proceeds in 2007. The actual amount will depend on the valuations that we receive as well as the transaction costs incurred.

On April 5, 2007, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby management is authorized to repurchase up to a maximum of $3,500,000 of the Common Stock of the Company from time to time in the open market at prevailing market prices or in privately negotiated transactions over the next eighteen months. The Company has not yet made any such purchases.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, Canadian federal tax return, Ontario provincial tax return and its California state tax returns as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s U.S. federal return and Canadian federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s California state tax return and Ontario provincial tax return are years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest associated with audits is to record such items as a component of interest expense before taxes. Penalties are recorded as penalty expense as a component of selling, general and administrative expenses, in the statement of income. For the first quarter of 2007, the Company did not incur any interest or penalties associated with audits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of March 31, 2007, we owned common stock of an Australian company that is subject to market risk. We performed an evaluation in the second quarter of 2006 and concluded that the decline in value of this investment was other-than-temporary and recognized an impairment loss of $652,000 to reflect the investment at its fair value. As of March 31, 2007 the carrying value of this investment had increased $140,000 and such amount has been recorded as other comprehensive income on our consolidated balance sheet.

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

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

Since our evaluation as of December 31, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no known material legal proceedings. However, we are subject to litigation from time to time in the ordinary course of our business.

Item 1A.	Risk Factors.

Risk Factors That May Affect Future Results

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report have not materially changed. If any of the risks described in our annual report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Index

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of March 29, 2007, by and among NTN Buzztime, Inc., NTN Wireless Communications, Inc. and HME Wireless, Inc.

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May 10, 2007	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(As Principal Financial and Accounting Officer)