Form 10-Q
period 2007-06-30
NTN BUZZTIME INC
filed 2007-08-09
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At July 31, 2007, the registrant had outstanding 55,612,494 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,395	$8,774
Restricted cash	48	58
Accounts receivable, net	924	1,874
Investments available-for-sale (Note 5)	361	337
Deposits on broadcast equipment	—	381
Deferred costs	964	1,067
Prepaid expenses and other current assets	553	908
Assets held for sale (Note 10)	1,136	2,659

Total current assets	15,381	16,058
Broadcast equipment and fixed assets, net	4,929	5,919
Software development costs, net	765	806
Deferred costs	813	963
Goodwill	974	974
Intangible assets, net	1,327	1,561
Other assets	142	244

Total assets	$24,331	$26,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$337	$1,139
Accrued expenses	2,836	2,921
Income taxes payable	5	53
Obligations under capital leases – current portion	144	349
Deferred revenue	1,097	1,826
Liabilities of discontinued operations	1,227	1,441

Total current liabilities	5,646	7,729
Obligations under capital leases, excluding current portion	7	20
Deferred revenue, excluding current portion	163	246

Total liabilities	5,816	7,995

Commitments and contingencies (Note 7)
Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161,000 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 55,593,000 and 54,633,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	277	272
Additional paid-in capital	112,545	111,617
Accumulated deficit	(94,882)	(93,561)
Accumulated other comprehensive income	574	201

Total shareholders’ equity	18,515	18,530

Total liabilities and shareholders’ equity	$24,331	$26,525

See accompanying notes to unaudited condensed consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$7,640	$7,929	$15,373	$16,198

Operating expenses:
Direct operating costs (includes depreciation of $857 and $932 for the three months ended June 30, 2007 and 2006, respectively, and $1,698 and $1,819 for the six months ended June 30, 2007 and 2006, respectively)	2,213	2,563	4,426	5,039
Selling, general and administrative	5,600	6,235	11,291	11,576
Depreciation and amortization (excluding depreciation included in direct costs)	139	169	292	340
Research and development	43	56	79	122
Restructuring costs	26	—	478	—

Total operating expenses	8,021	9,023	16,566	17,077

Operating loss	(381)	(1,094)	(1,193)	(879)
Other income (expense):
Interest income	105	18	146	49
Interest expense	(8)	(39)	(22)	(85)
Impairment on investments available-for-sale	—	(652)	—	(652)
Other income	—	—	82	—

Total other income (expense)	97	(673)	206	(688)

Loss from continuing operations before income taxes	(284)	(1,767)	(987)	(1,567)
Provision for income taxes	93	17	153	44

Net loss from continuing operations	(377)	(1,784)	(1,140)	(1,611)
Net loss from discontinuing operations, net of tax (including gain on sale of NTN Wireless of $396,000 for the three and six months ended June 30, 2007)	(177)	(72)	(181)	(169)

Net loss	$(554)	$(1,856)	$(1,321)	$(1,780)

Net loss per common share:
Net loss from continuing operations per common share – basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.03)
Net loss from discontinued operations per common share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Net loss per common share – basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.03)

Weighted average shares outstanding – basic and diluted	54,691	54,157	54,722	54,044

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(554)	$(1,856)	$(1,321)	$(1,780)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	363	49	349	25
Unrealized gain (loss) on investments available for sale	57	(51)	24	(94)
Reclassification adjustment for unrealized loss included in net loss	—	652	—	652

Other comprehensive loss	420	650	373	583

Comprehensive loss	$(134)	$(1,206)	$(948)	$(1,197)

See accompanying notes to unaudited condensed consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,321)	$(1,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations, net of tax	181	169
Depreciation and amortization	1,990	2,159
Provision for doubtful accounts	204	(205)
Unrealized loss on investment available for sale	—	652
Share-based compensation	339	668
Loss from disposition of equipment and other assets	156	102
Changes in assets and liabilities:
Restricted cash	10	—
Accounts receivable	746	953
Deferred costs	251	75
Prepaid expenses and other assets	475	(26)
Accounts payable and accrued expenses	(930)	272
Income taxes payable	(48)	(131)
Deferred revenue	(812)	20

Net cash provided by operating activities	1,241	2,928

Cash flows from investing activities:
Capital expenditures	(105)	(668)
Software development expenditures	(251)	(263)
Proceeds from sale of discontinued operations	2,400	—
Deposits on broadcast equipment	(161)	(365)
Net change in loans to discontinued operations	(1,272)	(253)

Net provided by (used in) in investing activities	611	(1,549)

Cash flows from financing activities:
Principal payments on capital leases	(219)	(224)
Principal payments on revolving line of credit	—	(700)
Proceeds from exercise of stock options and warrants	639	278

Net cash provided by (used in) financing activities	420	(646)

Net increase in cash and cash equivalents	2,272	733
Effect of exchange rate on cash	349	31
Cash and cash equivalents at beginning of period	8,774	5,982

Cash and cash equivalents at end of period	$11,395	$6,746

See accompanying notes to unaudited condensed consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,000	$85,000

Income taxes	$172,000	$203,000

Supplemental disclosure of non-cash investing and financing activities:
Reclass of investment to accounts receivable	$69,000	—

Reclass of royalty receivable to prepaid maintenance contracts	$73,000	—

Reclass of deposits for equipment placed in service	$524,000	$555,000

Unrealized holding gain on investments available for sale	$(24,000)	$—

Issuance of common stock in payment of dividends	$—	$5,000

See accompanying notes to unaudited condensed consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements include all adjustments consisting of normal and recurring adjustments that are necessary for a fair presentation for the periods presented of the financial position, results of operations and cash flows of NTN Buzztime, Inc. and its wholly-owned subsidiaries: IWN, Inc. (IWN), IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc. (NTN Wireless), NTN Software Solutions, Inc. (Software Solutions), NTN Buzztime, LTD. and NTN Canada, Inc. IWN and IWN, L.P. are dormant subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Unless otherwise indicated, references to “NTN”, “we”, “us” and “our” include the Company and its consolidated subsidiaries. Management has elected to omit substantially all notes to our condensed consolidated financial statements as permitted by the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2007.

As of December 31, 2006, our Hospitality division, comprised of NTN Wireless and Software Solutions, is classified as discontinued operations in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (see Discontinued Operations—Note 10). The operating results for these businesses have been separately classified and reported as discontinued operations in the consolidated financial statements. Corporate expenses previously allocated to these divisions have been reclassed to Buzztime iTV in accordance with SFAS 144.

The condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2006 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006.

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

The following weighted average assumptions were used for grants issued for the three and six months ended June 30, 2007 and 2006 under the SFAS No. 123R requirements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.91% - 5.1%	5.03%	4.45% – 5.10%	4.29% -5.03%
Expected volatility	49.76 - 56.69%	64.33%	49.76 - 60.23%	63.3 - 67.6%
Weighted average risk-free rate	5.09%	5.00%	4.82%	4.88%
Weighted average volatility	56.47%	64.3%	58.45%	65.48%
Expected Life	4.97 years	5 years	4.99 years	5 years
Dividend yield	0%	0.0%	0.0%	0.0%

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. We estimate an annual forfeiture rate for the three and six months ended June 30, 2007 at 2%. For the three and six months ended June 30, 2006, we estimated a 13% annual forfeiture rate. The forfeitures were adjusted as of December 31, 2006 to reflect the actual forfeiture rate of 2%.

Stock Option Plans

2004 Performance Incentive Plan

In September 2004, at a Special Meeting of Stockholders (Special Meeting), our stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of up to 2,500,000 shares of the Company’s common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full are available for issuance under the 2004 Plan. On the effective date of the 2004 plan, the 1995 Plan had approximately 77,000 options available for grant.

Under the 2004 Plan, options for the purchase of our common stock or other instruments such as deferred stock units may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options, and generally vest over four years. At its discretion, the Board of Directors can authorize acceleration of vesting periods. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years and are exercisable at a price per share not less than the fair market value on the date of grant. As of June 30, 2007, a total of 7,625,000 options were outstanding and options to purchase 5,577,000 shares were exercisable under both plans and 1,822,000 were available for future grant under the 2004 Plan.

Special Stock Option Plan

In 1996, NTN adopted a Special Stock Option Plan (the “Special Plan”). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of shares issued and outstanding under the Special Plan as of June 30, 2007 is 400,000, of which 400,000 shares were exercisable, and zero shares were available for future grant. As of December 31, 2006 the Special Plan had expired. No future grants will be made under the Special Plan.

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

Stock Options

Share-based compensation expense related to stock options for the six months ended June 30, 2007 and 2006 was $333,000 and $568,000. The following table summarizes stock option activity for the six months ended June 30, 2007:

	Special Plan		Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding December 31, 2006	400,000	$2.81	8,918,000	$1.37
Granted	—	—	321,000	1.33
Exercised	—	—	(913,000)	.82
Forfeited or expired	—	—	(701,000)	1.98

Outstanding June 30, 2007	400,000	$2.81	7,625,000	$1.39

The following table summarizes options outstanding and exercisable by exercise price range at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Special Plan:
$2.81	400,000	0.13	$2.81	400,000	$2.81	$—

Option Plan:
$0.45-$1.50	5,579,000	5.02	$1.11	3,997,000	$1.01	$120,000
$1.51-$3.00	2,033,000	6.16	$2.16	1,963,000	$2.15	$—
$3.01-$4.94	13,000	6.25	$3.36	10,000	$3.38	$—

	7,625,000		$1.39	5,970,000	$1.39	$120,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on a per share price of $1.04, the closing price of our common stock on June 30, 2007 as reported by the American Stock Exchange, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money stock options exercisable as of June 30, 2007 was 2,598,689. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 and six months ended June 30, 2007 and 2006 was $207,000, $204,000, $536,000 and $252,000, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended June 30, 2007 and 2006 and six months ended June 30, 2007 and 2006 was approximately $577,000, $199,000, $639,000 and $278,000, respectively.

The per share weighted-average fair value of stock options granted during the three months ended June 30, 2007 and 2006 and six months ended June 30, 2007 and 2006 was $0.60, $1.54, $.71, and $1.49, respectively.

The following table summarizes the Company’s nonvested options as of June 30, 2007 and changes since the year ended December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	1,664,000	$0.91
Granted	321,000	0.71
Vested	(272,000)	1.03
Canceled	(58,000)	1.72

Nonvested at June 30, 2007	1,655,000	$0.83

The unamortized compensation expense related to outstanding unvested options was approximately $1,295,701 and $1,466,000 with a weighted average remaining vesting period of 2.51 years and 1.91 years as of June 30, 2007 and 2006, respectively. We expected to amortize this expense over the remaining vesting period of these stock options.

Deferred Stock Units

In 2004, we granted 150,000 deferred stock units to certain key employees and an additional 15,000 in 2007. These grants of stock units will be paid in an equal number of shares of common stock on the vesting date of the award, subject to any deferred payment date that the holder may elect. A stock unit award will be paid only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date, subject to accelerated vesting in certain circumstances. Vesting terms vary by individual ranging from six months to two years. As of June 30, 2007, fully vested deferred stock units were 75,000. The measurement date for the initial stock units granted in 2004 is September 30, 2004 and for the units granted in 2007, the measurement date is April 23, 2007. Since the deferred stock units are to be paid in an equal number of shares of common stock without any kind of offsetting payment by the employee, the measurement of cost was based on the quoted market price of the stock at the measurement date, which was $2.60 for the initial stock units granted in 2004 and $1.19 for the units granted in 2007.

The Company recognized non-cash compensation expense related to these deferred stock units of $3,000, $13,000, $7,000 and $18,000 for the three and six months ended June 30, 2007 and 2006, respectively. Deferred stock units outstanding as of June 30, 2007 and 2006 were 75,000 and 111,000, respectively.

Warrants

In previous years, we granted warrants to non-employees in payment for services received and in connection with our public offering in January 2004. The following summarizes warrant activity for the period ending June 30, 2007:

	Outstanding Warrants	Weighted Average Exercise Prices
December 31, 2006	1,344,000	$2.16
Granted	—	—
Exercised	—	—
Expired	(440,000)	2.81

June 30, 2007	904,000	$1.85

Balance exercisable at June 30, 2007	904,000	$1.85

A summary of warrants outstanding and exercisable by exercise price range at June 30, 2007 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00-$1.30	667,000	0.96	$1.11	667,000	$1.11
$1.31-$3.91	237,000	1.58	$3.91	237,000	$3.91

	904,000		$1.85	904,000	$1.85

(3) BASIC AND DILUTED EARNINGS PER COMMON SHARE

We compute basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share exclude the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflect the potential dilutions of securities that could share in our earnings. For the three months ended June 30, 2007 and 2006, and the six months ended June 30, 2007 and 2006, the weighted average of options, warrants and convertible preferred stock representing approximately 12,049,000, 12,103,000, 11,053,000 and 12,385,000 potential common shares, respectively, have been excluded from the computation of net loss per share, respectively, as their effect was anti-dilutive.

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

(5) INVESTMENTS AVAILABLE-FOR SALE

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

We currently hold available-for-sale 2,518,260 shares of eBet Limited (eBet), an Australian gaming technology corporation. Our original cost basis in the eBet shares is AUD$0.50 per share. During the second quarter of 2006, we performed an evaluation and concluded that the decline in value of our investment in eBet was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its fair value which was trading at AUD$0.09. As of June 30, 2007, eBet’s stock traded at AUD$0.17. Unrealized gains and losses due to market fluctuations in the investment are recorded as other comprehensive income on our consolidated balance sheet.

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

We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the State of Texas, our largest state in terms of iTV Network sites, began a sales tax audit. It concluded that our services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our services are provided to the consumers for free as a promotional service, which we believe falls outside the definition of amusement services as defined by the Texas Tax Code. In August 2006, we received a written response from the State Attorney’s office indicating that the State now agrees that the Company’s services do not constitute taxable amusement services. However, the State adopted a new position whereby it has concluded that the Company provides taxable cable television services. We continue to believe that we provide interactive game services for the purpose of providing a vehicle for our customers to promote their business. We also believe that these services fall outside of the definition of cable broadcast services as defined by the Texas Tax Code. We have filed a request for a hearing with the State Comptroller’s office. However, due to procedural changes within the department, a date has not yet been determined. We expect this matter to be resolved during 2007.

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is the combination of accumulated net unrealized gains or losses on investments available for sale and the accumulated gains or losses from foreign currency translation adjustments. We translated the assets and liabilities of NTN Canada and our United Kingdom operations into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period.

The Company recorded an impairment charge of $652,000 in the second quarter of 2006 for the Company’s Australian investment, eBet. Since that time, the carrying value of this investment has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive income (loss).

For the three and six months ended June 30, 2007, and 2006, the components of accumulated other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Beginning balance	$154,000	$(516,000)	$201,000	$(449,000)
Unrealized gain (loss) on investment available-for-sale	57,000	(51,000)	24,000	(94,000)
Reclassification adjustment for unrealized loss included in net loss	—	652,000	—	652,000
Foreign currency translation adjustments	363,000	49,000	349,000	25,000

Ending balance	$574,000	$134,000	$574,000	$134,000

(9) RESTRUCTURING OF CANADIAN OPERATIONS

In January 2007, we restructured our Canadian operations to reduce our costs and streamline operations. The restructuring involved a reduction of ten employees, moving the operation to a smaller facility and subleasing the previously occupied facility until the end of the original lease. Along with the restructuring, we sold certain assets and granted a license for the related licensed materials of our Interactive Events business to a former employee. The communication date to the employees was January 11, 2007. The Company accounted for restructuring costs pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Severance for involuntary employee terminations was accrued as of the communication date and the costs to exit certain lease obligations were accrued as of March 31, 2007. Moving, relocation and other associated costs related to the restructuring are expensed as incurred. The restructuring costs are comprised of the following for the six months ended June 30, 2007:

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007
Severance for Involuntary Employee Terminations	$—	$337,000
Costs to Exit Certain Contractual and Lease obligations	—	99,000
Moving, Relocation, and Other Associated Costs	26,000	51,000

Total Restructuring Costs	$26,000	$487,000

Approximately $9,000 was capitalized as leasehold improvements. Costs to exit lease obligations include the difference in the net present value of the lease payments in excess of the sublease payments to be received. The following table summarizes the activity and balances of the restructuring reserve:

	One Time Termination Benefits	Costs to Exit Certain Contractual and Lease Obligations	Moving, Relocation and Other Associated Costs	Total
Balance at December 31, 2006	$—	$—	$—	$—
Reserve established	337,000	99,000	25,000	461,000
Utilization of reserve	(337,000)	—	(25,000)	(362,000)

Balance at March 31, 2007	$—	$99,000	$—	$99,000

Utilization of reserve		(50,000)		(50,000)

Balance at June 30, 2007	$—	$49,000	$—	$49,000

The Company expects to complete the utilization of the reserve related to this restructuring by 2015, the date the lease expires. The restructuring accrual is included in accrued expenses. Management has determined that there are no indicators of asset impairment as of June 30, 2007.

(10) DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In November 2006, we began to actively pursue the sale of our Hospitality Division comprised of NTN Wireless and Software Solutions. In the fourth quarter of 2006, we applied the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain of our assets which were held for sale. SFAS No. 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and that we cease depreciation, depletion and amortization. As of December 31, 2006, the Hospitality Division’s assets have been classified as held for sale and the valuation of the respective assets were revalued as of December 31, 2006 (see Note 4). Depreciation on these assets has ceased effective December 31, 2006. On March 30, 2007, the Company completed the sale of certain assets of the wireless business segment for $2.4 million and recognized a gain, net of tax, of approximately $396,000. The operating results for the Hospitality Division have been separately classified and reported as discontinued operations in our consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues	$921,000	$2,927,000	$3,504,000	$5,720,000
Operating expenses	1,095,000	2,985,000	4,049,000	5,870,000

Operating income	(174,000)	(58,000)	(545,000)	(150,000)
Gain on sale of assets	—	—	396,000	—
Other	(3,000)	—	(3,000)	—
Income tax expense	—	14,000	29,000	19,000

Loss from discontinued operations, net of tax	$(177,000)	$(72,000)	$(181,000)	$(169,000)

A summary of the components of assets and liabilities of discontinued operations on NTN Buzztime’s Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 is as follows:

	As of June 30, 2007	As of December 31, 2006
Total assets held for sale:
Current assets	$878,000	$1,836,000
Property, plant and equipment, net	115,000	198,000
Goodwill	—	449,000
Intangibles, net	143,000	170,000
Other assets	—	6,000

Total assets of discontinued operations	1,136,000	2,659,000

Liabilities of discontinued operations:
Current liabilities	1,227,000	1,441,000

Total liabilities of discontinued operations	1,227,000	1,441,000

Net assets of discontinued operations	$(91,000)	$1,218,000

A summary of the components of cash flows for discontinued operations for the six months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,
	2007	2006
Net cash flows provided by (used in) operating activities	$1,130,000	$(217,000)
Net cash flows provided by (used in) investing activities	(2,000)	(36,000)
Net cash flows provided by (used in) financing activities	—	—

Net increase (decrease) in cash	$1,128,000	$(253,000)

(11) SEGMENT INFORMATION

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

The Hospitality Division is comprised of NTN Wireless and Software Solutions. For the three and six months ended June 30, 2007 and 2006 both NTN Wireless and Software Solutions are presented below as discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Asset.

Included in the operating loss for the segments is an allocation of corporate expenses based on related proportions of direct expenses incurred, while the related corporate assets are not allocated to the segment. Corporate expenses previously allocated to the discontinued operations have been reclassified to Buzztime iTV in accordance with SFAS No. 144. The following tables set forth certain information regarding our segments and other operations that conform to the consolidated balance sheet and statement of operations presented elsewhere in this report:

The following tables set forth certain information regarding our segments and other operations for 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Entertainment Division
Buzztime iTV Network	$7,360,000	$7,822,000	$14,954,000	$15,911,000
Buzztime Distribution	280,000	107,000	419,000	287,000

Total Entertainment Division	7,640,000	7,929,000	15,373,000	16,198,000

Discontinued operations (Hospitality Division)
NTN Wireless	—	1,645,000	1,674,000	3,174,000
Software Solutions	921,000	1,282,000	1,830,000	2,546,000

Discontinued operations	921,000	2,927,000	3,504,000	5,720,000

Total revenue	$8,561,000	$10,856,000	$18,877,000	$21,918,000

Operating income (loss)
Entertainment Division
Buzztime iTV Network	$(274,000)	$(693,000)	$(911,000)	$(259,000)
Buzztime Distribution	(107,000)	(401,000)	(282,000)	(620,000)

Total Entertainment Division	(381,000)	(1,094,000)	(1,193,000)	(879,000)

Discontinued operations (Hospitality Division)
NTN Wireless	—	234,000	91,000	457,000
Software Solutions	(174,000)	(292,000)	(636,000)	(607,000)

Discontinued operations	(174,000)	(58,000)	(545,000)	(150,000)

Total operating loss	$(555,000)	$(1,152,000)	$(1,738,000)	$(1,029,000)

Net income (loss)
Entertainment Division
Buzztime iTV Network	$(269,000)	$(1,382,000)	$(858,000)	$(988,000)
Buzztime Distribution	(108,000)	(402,000)	(282,000)	(623,000)

Total Entertainment Division	(377,000)	$(1,784,000)	(1,140,000)	(1,611,000)

Discontinued operations (Hospitality Division)
NTN Wireless	(12,000)	220,000	447,000	438,000
Software Solutions	(165,000)	(292,000)	(628,000)	(607,000)

Discontinued operations	(177,000)	(72,000)	(181,000)	(169,000)

Net loss	$(554,000)	$(1,856,000)	$(1,321,000)	$(1,780,000)

	As of June 30, 2007	As of December 31, 2006
Goodwill
Entertainment Division
Buzztime iTV Network	$974,000	$974,000
Buzztime Distribution	—	—

Total Entertainment Division	974,000	974,000

Discontinued operations (Hospitality Division)
NTN Wireless	—	449,000
Software Solutions	—	—

Discontinued operations	—	449,000

Total Goodwill	$974,000	$1,423,000

	As of June 30, 2007	As of December 31, 2006
Total assets
Entertainment Division
Buzztime iTV Network	$21,242,000	$21,551,000
Buzztime Distribution	1,953,000	2,315,000

Total Entertainment Division	23,195,000	23,866,000

Discontinued operations (Hospitality Division)
NTN Wireless	8,000	1,668,000
Software Solutions	1,128,000	991,000

Discontinued operations	1,136,000	2,659,000

Total assets	$24,331,000	$26,525,000

(11) SIGNIFICANT CUSTOMER

For the three and six months ended June 30, 2007, the Company generated approximately 10% of revenue from a national chain together with its franchises. As of June 30, 2007, approximately $74,000 was included in accounts receivable from this customer.

(12) RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the provisions of FASB Statement No. 157, Fair Value Measurements, is also applied. We plan to adopt SFAS No. 159 effective January 1, 2008. We are in the process of determining the effect, if any; the adoptions of SFAS No. 159 will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007 and has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, Canadian federal tax return, Ontario provincial tax return and its California state tax returns as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s U.S. federal return and Canadian federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s California state tax return and Ontario provincial tax return are years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The company’s policy for recording interest associated with audits is to record such items as a component of interest expense before taxes. Penalties are recorded as penalty expense as a component of selling, general and administrative expenses, in the statement of income. For the three and six months ended June 30, 2007, the Company did not incur any interest or penalties associated with audits.

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

The Entertainment Division is comprised of the Buzztime Interactive Network, also referred to as the Buzztime iTV Network or iTV Network, and Buzztime Distribution, which was formerly known as Buzztime Entertainment, Inc. The Buzztime iTV Network distributes an interactive promotional game network to restaurants, sports bars, taverns and pubs primarily in North America and the U.K. Buzztime Distribution distributes our content and technology to other third-party consumer platforms, including cable television, satellite television, mobile phones, online, retail games, toys and books.

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

Discontinued Operations

We have determined that the operations of the Hospitality Division were not a strategic fit with our core business and committed to a divestiture plan. These operations were reclassified as discontinued operations for all periods presented in the financial statements herein. On March 30, 2007, we sold substantially all of the assets relating to our NTN Wireless business. We continue our efforts to sell our Software Solutions business. Divesting these businesses will allow us to focus on our core business of entertaining players in our network of approximately 3,900 restaurants and sports bars worldwide.

Restructuring of Canadian Operations

In January 2007, we restructured our Canadian operations to reduce our costs and streamline operations. The restructuring involved a reduction of ten employees, moving the operation to a smaller facility and subleasing the previously occupied facility until expiration of the original lease in January, 2015. Along with the restructuring, we sold certain assets and granted a license for the related licensed materials of our Interactive Events business to a former employee. The communication date to the employees was January 11, 2007. We accounted for restructuring these costs pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Entertainment Division

Buzztime iTV Network Segment

The Buzztime iTV Network, formerly known as the NTN iTV Hospitality Network, has maintained a unique and preemptive position in the hospitality industry for over 20 years as a promotional platform providing interactive entertainment to patrons in restaurants and sports bars (hospitality venues). For the three and six months ended June 30, 2007, approximately 89% and 81%, respectively, of our consolidated revenues were derived from this segment as we receive recurring service fees from subscribing hospitality venues, Network Subscribers, and advertising revenues.

The iTV Network distributes a wide variety of engaging interactive multiplayer games, including trivia quiz shows, play-along sports programming, casino-style and casual games to our Network Subscribers. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. Buzztime players can compete with other players within their hospitality venue and also against players in other Network Subscriber venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of June 30, 2007, we had 3,511 United States Network subscribers, 311 Canadian subscribers and 63 U.K. subscribers. Approximately 28% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGIFriday’s, Bennigan’s Irish Grill, Applebee’s and Damon’s Grill.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime iTV Network also earns revenue from advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime iTV Network’s 3,885 venues.

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

Buzztime Distribution leverages our single and multiplayer casual games, related technology, brand and marketing reach in order to create incremental licensing revenue from cable television, satellite television, mobile phones, home electronic games, cards and books. The game content is designed for broad audiences and includes trivia quiz shows, real-time sports prediction games that are played along with live televised sporting events, multi-player card and billiard games as well as single-player card, arcade, puzzle and board games.

Buzztime games have been available as a two-way cable TV game service since June 2002. Currently, Buzztime games (including trivia, Texas Hold’em, Billiards and assorted single-player games) are licensed to eight cable systems including Comcast and Blue Ridge Communications and are available to the digital cable subscribers for free. Buzztime games are also available as a premium monthly subscription service to Echostar DISH and Bell ExpressVu satellite customers in the U.S. and Canada, respectively. Buzztime also has license arrangements with Airborne Entertainment for mobile phones, Cadaco for retail electronic and card games and Square One Publishers for the Buzztime Trivia Book Series.

Revenue for Buzztime Distribution is derived primarily from license fees and royalties from third-party licensees who distribute Buzztime content to end-users, as well as from third-party development and production fees. It is also our plan to sell advertising when we achieve a critical mass of subscribers.

The Hospitality Division (Discontinued Operations)

NTN Wireless earned revenue from the sale of on-site wireless paging products primarily to restaurants but also hospitals, church and synagogue nurseries, salons, business offices and retail establishments in North America. In restaurants, these products are provided to customers while waiting for a table and will activate to let them know when their table is ready, as well as to restaurant staff to alert them to certain issues, such as when hot food is ready to be served. On March 30, 2007, the Company completed the sale of certain assets of the wireless business segment for $2.4 million and recognized a gain, net of tax, of approximately $396,000.

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

•

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007 and has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, Canadian federal tax return, Ontario provincial tax return and its California state tax returns as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s U.S. federal return and Canadian federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s California state tax return and Ontario provincial tax return are years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

•

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC SAB 59, Accounting for Noncurrent Marketable Equity Securities, and EITF 03-01, Other Than Temporary Impairments, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook for the investment, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investment conditions deteriorate, we may incur future impairments.

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. During the second quarter of 2006, we recognized an impairment loss of $652,000 relating to our investment in common stock of an Australian company to reflect such investments available-for-sale at its fair value. Since then, this investment has increased in value by $196,000 which has been recorded as other comprehensive income on our consolidated balance sheet.

We do not have any of the following:

•	Off-balance sheet arrangements except for purchase orders, purchase commitments and operating leases;

•	Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

•

Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in our Form 10-K in Item 13—Certain Relationships and Related Transactions, or which are so non-material to fall below the materiality threshold of such item.

Assessments of functional currencies. The United States dollar is our functional currency, except for our operations in Canada and the United Kingdom, in which the respective functional currencies are the Canadian Dollar and British Pound.

RESULTS OF OPERATIONS

Our Hospitality Division is classified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, the operating results for these businesses have been separately classified and reported as discontinued operations in the Consolidated Financial Statements and all corporate expenses previously allocated to these businesses have been reclassified to Buzztime iTV for all years presented.

Results of Continuing Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Continuing operations, which consists of the Entertainment Division, for the three months ended June 30, 2007, resulted in a net loss of $377,000 compared to a net loss of $1,784,000 for the three months ended June 30, 2006.

Revenues

Revenue from continuing operations decreased by $289,000 or 4%, to $7,640,000 for the three months ended June 30, 2007 from $7,929,000 for the three months ended June 30, 2006. Revenue from the two operating segments of the Entertainment Division for 2007 and 2006 is as follows:

	Three Months Ended June 30,
	2007	2006
Entertainment Division
Buzztime iTV Network	$7,360,000	$7,822,000
Buzztime Distribution	280,000	107,000

Entertainment Division	$7,640,000	$7,929,000

Buzztime iTV Network revenue decreased $462,000 or 6%, to $7,360,000 for the three months ended June 30, 2007 from $7,822,000 for the three months ended June 30, 2006 due to loss of revenue related to the divested interactive events business totaling approximately $136,000 and a decrease in subscription fees of approximately $367,000 due to a decrease in billable sites. Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers As of June 30,
	2007	2006
United States	3,511	3,650
Canada	311	367
United Kingdom	63	37

Total	3,885	4,054

Buzztime Distribution revenues increased $173,000 to $280,000 for the three months ended June 30, 2007, from $107,000 for the three months ended June 30, 2006 primarily due to an increase in cable development services.

Direct Costs and Gross Margin

Direct operating costs decreased $350,000 or 14% to $2,213,000 for the three months ended June 30, 2006 from $2,563,000 for the three months ended June 30, 2006. Gross margin as a percentage of revenues was 71% for the three months ended June 30, 2007 compared to 68% for the three months ended June 30, 2006. The following table compares the direct costs and gross margins for the two segments within the Entertainment Division for 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
Entertainment Division
Buzztime iTV Network:
Revenues	$7,360,000	$7,822,000
Direct Costs	2,016,000	2,436,000

Gross Margin	$5,344,000	$5,386,000

Gross Margin Percentage	73%	69%
Buzztime Distribution:
Revenues	$280,000	$107,000
Direct Costs	197,000	127,000

Gross Margin	$83,000	$(20)

Gross Margin Percentage	30%	(19)%

Direct operating costs for Buzztime iTV Network decreased $420,000 or 17% to $2,016,000 for the three months ended June 30, 2007 from $2,436,000 for the three months ended June 30, 2006, which resulted in an improvement in the gross margin percentage. The gross margin percentage for Buzztime iTV Network increased to 73% for the three months ended June 30, 2007 from 69% for the three months ended June 30, 2006. The improvement in the gross margin was primarily due to savings in freight costs of approximately $93,000, communication costs of $102,000, service and installation fees of $98,000, other miscellaneous direct expenses of $4,000 and a decrease in depreciation expense of $62,000 due to a decrease in capital expenditures within the last year and assets becoming fully depreciated. Additionally, playmaker disposal income which offsets direct costs increased $61,000 from the three months ended June 30, 2006.

Direct operating costs for Buzztime Distribution increased $70,000 or 55% to $197,000 for the three months ended June 30, 2007 from $127,000 for the three months ended June 30, 2006. The increase in the direct operating costs of Buzztime Distribution was primarily due to the write off of software development costs of $99,000 offset by a decrease in depreciation expense of $13,000 and direct salaries of $12,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Entertainment Division decreased $635,000 or 10%, to $5,600,000 for the three months ended June 30, 2007 from $6,235,000 for the three months ended June 30, 2006. The following table compares the selling, general and administrative expenses for each of the two segments within the Entertainment Division for 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
Entertainment Division
Buzztime iTV Network	$5,447,000	$5,887,000
Buzztime Distribution	153,000	348,000

Entertainment Division	$5,600,000	$6,235,000

Selling, general and administrative expenses in the Buzztime iTV Network decreased $440,000 or 8% to $5,447,000 for the three months ended June 30, 2007 from $5,887,000 for the three months ended June 30, 2006 primarily due to a one-time severance charge in the second quarter of 2006 of $435,000 associated with the departure of the Company’s former CEO. Additionally, there was a decrease in commissions of $92,000, temporary labor of $47,000, travel and entertainment of $60,000 and stock-based compensation of $119,000. Stock-based compensation expenses decreased due to the combination of options becoming fully vested, an increase in forfeitures and a reduction in the issuance of stock option grants. Selling, general and administrative expenses were further reduced by an increase of $64,000 in the amount of capitalized salaries due to additional software development for the Buzztime iTV Network content. These reductions were offset by an increase in marketing of $29,000, consulting of $36,000, bad debt expense of $33,000 and the remaining offset by other administrative expenses of $59,000. Salaries and benefits increased due to an increase in the Buzztime iTV Network work force in sales, marketing, human resources and finance.

Due to an increase in the work force in sales, marketing, human resources and finance, salaries and benefits increased $462,000. However, the increase was partially offset by $118,000 related to the restructuring of the Canadian operation which was completed in the first quarter of 2007 that involved terminating 10 employees.

Buzztime Distribution’s selling, general and administrative expenses decreased $195,000 or 56% to $153,000 for the three months ended June 30, 2007 from $348,000 for the three months ended June 30, 2006 primarily due to a decrease in salaries and benefits of $141,000, marketing of $60,000, travel and entertainment of $15,000, facilities expenses of $29,000 and other administrative expenses of $15,000. These reductions were offset by an increase of $43,000 in consulting fees and a decrease in capitalizing salaries of $24,000 due to the completion of software development projects.

Depreciation and Amortization Expenses

Depreciation and amortization not related to direct operating costs decreased by $30,000, or 18%, to $139,000 for the three months ended June 30, 2007 from $169,000 for the three months ended June 30, 2006 due to a decrease in capital expenditures in the last year and assets becoming fully depreciated.

Interest Income and Expense

Interest income increased $87,000 to $105,000 for the three months ended June 30, 2007 compared to $18,000 for the three months ended June 30, 2006 due to the increasing average cash balance and investment of the funds in securities bearing a higher interest rate than the previous year.

Interest expense decreased $31,000 to $8,000 for the three months ended June 30, 2007, compared to $39,000 for the three months ended June 30, 2006 due to various capitalized leases expiring and the reduction in our line of credit during the second quarter of 2006.

Impairment on Investments Held for Sale

The Company performed an evaluation at the end of the second quarter in 2006 and concluded that the decline in value of its Australian investment was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its June 30, 2006 fair value. There were no such impairments in the second quarter of 2007.

Income Taxes

The Company is expected to report a U.S. tax loss for the year ended December 31, 2007. We expect that we will not incur federal tax liability; however, we will likely incur state tax liabilities. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, the Company recorded a tax provision of $93,000 for the three months ended June 30, 2007, a $76,000 increase compared to the $17,000 provision for income taxes recorded for the three months ended June 30, 2006.

Results of Discontinued Operations

Three Months Ended June 30, 2007 and June 30, 2006

In November 2006, we began to actively pursue the sale of our Hospitality Division consisting of NTN Wireless and Software Solutions. In the fourth quarter of 2006, we applied the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain of our assets which were held for sale. SFAS 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization. As of December 31, 2006, the Hospitality Division’s assets had been classified as held for sale and the valuation of the respective assets were revalued as of December 31, 2006. Depreciation on these assets had ceased effective December 31, 2006. Additionally, the operating results for the Hospitality Division had been separately classified and reported as discontinued operations in our consolidated form financial statements included in our Form 10K for the year ended December 31, 2006 in accordance with SFAS 144. These operations were also reclassified as discontinued operations in the current period financial statements. Effective, March 30, 2007 the Company sold certain assets of NTN Wireless for $2.4 million resulting in a gain of approximately $396,000. Additionally, we continue our efforts to sell our Software Solutions business.

Discontinued operations generated a net loss of $177,000 for the three months ended June 30, 2007 compared to a net loss of $72,000 for the three months ended June 30, 2006.

Revenues

Revenue from discontinued operations decreased by $2,006,000 or 69%, to $921,000 for the three months ended June 30, 2007 from $2,927,000 for the three months ended June 30, 2006. The revenue contribution from the two segments of the Hospitality division for 2007 and 2006 are illustrated in the following table:

	Three Months Ended June 30,
	2007	2006
Hospitality Division
NTN Wireless	$—	$1,645,000
Software Solutions	921,000	1,282,000

Hospitality Division	$921,000	$2,927,000

Revenues from Software Solutions decreased $361,000 or 28% to $921,000 for the three months ended June 30, 2007, from $1,282,000 for the three months ended June 30, 2006. The decrease in 2007 from the prior year period was primarily due to a higher number of deployments to Casino properties in 2006 and a reduction in help desk services revenue in 2007 due to customer attrition of approximately $122,000.

Direct Costs and Gross Margin

Direct costs for Software Solutions decreased $47,000 or 34%, to $93,000 for the three months ended June 30, 2007 from $140,000 for the three months ended June 30, 2006 which resulted in an improvement in the gross margin percentage to 90% for the three months ended June 30, 2007 compared to 89% for the three months ended June 30, 2006. The increase in the gross margin percentage is due to the company no longer recording depreciation expense in accordance with SFAS No. 144. The following table compares the direct costs and gross margins for the two segments within the Hospitality Division for 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
Hospitality Division
Wireless:
Revenues	$—	$1,645,000
Direct Costs	—	996,000

Gross Margin	$—	$649,000

Gross Margin Percentage	N/A	39%
Software Solutions:
Revenues	$921,000	$1,282,000
Direct Costs	93,000	140,000

Gross Margin	$828,000	$1,142,000

Gross Margin Percentage	90%	89%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $807,000, or 45%, to $1,002,000 for the three months ended June 30, 2007 from $1,809,000 for the three months ended June 30, 2006. The following table compares the selling, general and administrative expenses for each of the two segments within the Hospitality Division for 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
Hospitality Division
NTN Wireless	$1,000	$398,000
Software Solutions	1,001,000	1,411,000

Hospitality Division	$1,002,000	$1,809,000

The selling, general and administrative expenses of Software Solutions decreased $410,000 or 29%, to $1,001,000 for the three months ended June 30, 2007 from $1,411,000 for the three months ended June 30, 2006 due to a reduction in employee headcount in response to the decrease in help desk services revenue, which reduced salaries and benefits by approximately $216,000, a one-time charge of $127,000 associated with an employment agreement incurred in the second quarter of 2006 which was not incurred in 2007, and a reduction in consulting fees of approximately $68,000 due to the completion of development projects.

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

EBITDA increased $1,041,000 to $438,000 for the three months ended June 30, 2007, from a negative EBITDA of $603,000 for the three months ended June 30, 2006. The following table reconciles our net loss per GAAP to EBITDA:

	Three Months Ended June 30,
	2007	2006
Net loss per GAAP	$(554,000)	$(1,856,000)
Interest (income) expense, net	(97,000)	21,000
Depreciation and amortization	996,000	1,201,000
Income taxes	93,000	31,000

EBITDA	$438,000	$(603,000)

On a segment basis, our segments generated EBITDA levels as follows:

	Three Months Ended June 30, 2007
	Entertainment		Hospitality
	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless	Total
Net loss per GAAP	$(269,000)	$(108,000)	$(165,000)	$(12,000)	$(554,000)
Interest income (net)	(97,000)	—	—	—	(97,000)
Depreciation and amortization	872,000	124,000	—	—	996,000
Income taxes	93,000	—	—	—	93,000

EBITDA	$599,000	$16,000	$(165,000)	$(12,000)	$438,000

	Three Months Ended June 30, 2006
	Entertainment		Hospitality
	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless	Total
Net income (loss) per GAAP	$(1,382,000)	$(402,000)	$(292,000)	$220,000	$(1,856,000)
Interest expense (net)	20,000	1,000	—	—	21,000
Depreciation and amortization	956,000	144,000	84,000	17,000	1,201,000
Income taxes	17,000	—	—	14,000	31,000

EBITDA	$(389,000)	$(257,000)	$(208,000)	$251,000	$(603,000)

Results of Continuing Operations

Six Months Ended June 30, 2007 and June 30, 2006

Continuing operations for the six months ended June 30, 2007, resulted in a net loss of $1,140,000 compared to a net loss of $1,611,000 for the six months ended June 30, 2006.

Revenues

Revenue from continuing operations decreased by $825,000 or 5%, to $15,373,000 for the six months ended June 30, 2007 from $16,198,000 for the six months ended June 30, 2006. Revenue from the two operating segments of the Entertainment Division for 2007 and 2006 is as follows:

	Six Months Ended June 30,
	2007	2006
Entertainment Division
Buzztime iTV Network	$14,954,000	$15,911,000
Buzztime Distribution	419,000	287,000

Entertainment Division	$15,373,000	$16,198,000

Buzztime iTV Network revenue decreased 957,000, or 6% due to a decline in advertising revenue of approximately $130,000 and loss of revenue related to the divested interactive events business totaling approximately $238,000. The remaining decrease is due to lower subscription fees. Advertising revenue declined due to a current year shift to a revenue share arrangement with our advertising agency related to a major advertiser as well as a decline in average deal size relative to the prior year. Subscription fees declined due to a decrease in billable sites. Comparative site count information for Buzztime iTV network is as follows:

	Network Subscribers As of June 30,
	2007	2006
United States	3,511	3,650
Canada	311	367
United Kingdom	63	37

Total	3,885	4,054

Buzztime Distribution revenues increased $132,000 or 46% to $419,000 for the six months ended June 30, 2007, from $287,000 for the six months ended June 30, 2006 primarily due to an increase in cable development services.

Direct Costs and Gross Margin

Direct operating costs for the Entertainment Division decreased $613,000 or 12% to $4,426,000 for the six months ended June 30, 2007 from $5,039,000 for the six months ended June 30, 2006. The following table compares the direct costs and gross margins for the two segments within the Entertainment Division for 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Entertainment Division
Buzztime iTV Network:
Revenues	$14,954,000	$15,911,000
Direct Costs	4,125,000	4,800,000

Gross Margin	$10,829,000	$11,111,000

Gross Margin Percentage	72%	70%
Buzztime Distribution:
Revenues	$419,000	$287,000
Direct Costs	301,000	239,000

Gross Margin	$118,000	$48,000

Gross Margin Percentage	28%	17%

Direct operating costs for Buzztime iTV Network decreased $675,000 or 14% to $4,125,000 for the six months ended June 30, 2007 from $4,800,000 for the six months ended June 30, 2006 which resulted in an improvement in the gross margin percentage. The decrease in direct operating costs was primarily due to savings in freight costs of approximately $133,000, service and installation fees of $166,000, communication costs of $155,000, equipment repair of $54,000 and a decrease in depreciation expense of $118,000 due to a decrease in capital expenditures. Additionally, playmaker disposal income included in direct costs increased $40,000 from the six months ended June 30, 2006. Gross margin as a percentage of revenue for Buzztime iTV Network increased to 72% for the six months ended June 30, 2007 from 70% for the six months ended June 30, 2006. The improvement in the gross margin was primarily due to the cost savings described above.

Direct operating costs for the Buzztime Distribution increased $62,000 or 26% to $301,000 for the six months ended June 30, 2007 from $239,000 for the six months ended June 30, 2006. Gross margin as a percentage of revenue for Buzztime Distribution increased to 28% for the six months ended June 30, 2007 from 17% for the six months ended June 30, 2006. The improvement in the gross margin is mainly due to the nature of direct costs related to depreciation, which is primarily fixed in nature, and does not increase as revenue increases. The increase in direct costs is primarily due to the write off of software development costs of $99,000 offset by a decrease in direct salaries due to a reduction in headcount.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Entertainment Division decreased $285,000 or 3%, to $11,291,000 for the six months ended June 30, 2007 from $11,576,000 for the six months ended June 30, 2006. The following table compares the selling, general and administrative expenses for each of two segments within the Entertainment Division:

	Six Months Ended June 30,
	2007	2006
Entertainment Division
Buzztime iTV Network	$10,961,000	$10,974,000
Buzztime Distribution	330,000	602,000

Entertainment Division	$11,291,000	$11,576,000

Selling, general and administrative expenses in the Buzztime iTV Network segment decreased $13,000 to $10,961,000 for the six months ended June 30, 2007 from $10,974,000 for the six months ended June 30, 2006 primarily due to a one-time severance charge in the second quarter of 2006 of $435,000 associated with the departure of the Company’s former CEO. Additionally, for the six months ended June 30, 2007 there was a decrease in commissions of $125,000, temporary labor of $96,000, travel and entertainment of $65,000, bad debt expense of $48,000, and stock compensation of $318,000. Stock compensation expenses decreased due to the combination of options becoming fully vested, an increase in forfeitures and a reduction in the issuance of stock option grants. Selling, general and administrative expenses were further reduced by an increase in capitalizing salaries of $90,000 due to additional software development for the Buzztime iTV Network content. These savings were offset by an increase in marketing of $281,000, consulting and professional fees of $108,000.

Due to an increase in the work force in sales, marketing, human resources and finance, salaries and benefits increased $941,000. However, the increase was partially offset by $194,000 related to the restructuring of the Canadian operation which was completed in the first quarter of 2007 that involved terminating 10 employees.

Buzztime Distribution’s selling, general and administrative expenses decreased $272,000 or 45% to $330,000 for the six months ended June 30, 2007 from $602,000 for the six months ended June 30, 2006 due primarily to decreases in salaries and benefits of $171,000, marketing expenses of $87,000 and facilities expenses of $46,000. These reductions were offset by a decrease in capitalizing salaries of $56,000 due to the completion of software development projects.

Depreciation and Amortization Expenses

Depreciation and amortization not related to direct operating costs decreased slightly by $48,000, or 14%, to $292,000 for the six months ended June 30, 2007 from $340,000 for the six months ended June 30, 2006, due to a decrease in capital expenditures and certain assets becoming fully depreciated.

Interest Income and Expense

Interest income increased $97,000 to $146,000 for the six months ended June 30, 2007 from $49,000 for the six months ended June 30, 2006 due to the increasing average cash balance and investment of the funds in securities bearing a higher interest rate than the previous year.

Interest expense decreased $63,000, or 74% to $22,000 for the six months ended June 30, 2007 from $85,000 for the six months ended June 30, 2006 due to various capitalized leases expiring and the reduction in our line of credit during the second quarter of 2006.

Impairment on Investments Held for Sale

The Company performed an evaluation at the end of the second quarter in 2006 and concluded that the decline in value of its Australian investment was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its June 30, 2006 fair value. There were no such impairments in the second quarter of 2007.

Income Taxes

The Company is expected to report a U.S. tax loss for the year ended December 31, 2007. We expect that we will not incur federal tax liability; however, we will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, the Company recorded a tax provision of $153,000 for the six months ended June 30, 2007.

Results of Discontinued Operations

Six Months Ended June 30, 2007 and June 30, 2006

Discontinued operations for the six months ended June 30, 2007, resulted in a net loss of $181,000 compared to a net loss of $169,000 for the six months ended June 30, 2006. On March 30, 2007, the Company completed the sale of certain assets of the wireless business segment.

Revenues

Revenue from discontinued operations decreased by $2,216,000 or 39%, to $3,504,000 for the six months ended June 30, 2007 from $5,720,000 for the six months ended June 30, 2006. Revenue from the two operating segments of the Entertainment Division for 2007 and 2006 is as follows:

	Six Months Ended June 30,
	2007	2006
Hospitality Division
NTN Wireless	$1,674,000	$3,174,000
Software Solutions	1,830,000	2,546,000

Hospitality Division	$3,504,000	$5,720,000

Revenues from Software Solutions decreased $716,000 or 28% to $1,830,000 for the six months ended June 30, 2007, from $2,546,000 for the six months ended June 30, 2006. The decrease was primarily due to the completion of 2006 development revenue contracts of $538,000 and a reduction of help desk services of approximately $179,000.

Direct Costs and Gross Margin

Direct costs for Software Solutions decreased $109,000 or 48% to $117,000 for the six months ended June 30, 2007 compared to $226,000 for the six months ended June 30, 2006, and the gross margin as a percentage of revenues increase to 94% for the six months ended June 30, 2007 compared to 91% for the six months ended June 30, 2006, primarily due to the Company no longer recording depreciation expense. Depreciation has ceased effective December 31, 2006 in accordance with the provisions of SFAS No. 144. The following table compares the direct costs and gross margins for the two segments within the Hospitality Division for 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Hospitality Division
Wireless:
Revenues	$1,674,000	$3,174,000
Direct Costs	1,107,000	1,935,000

Gross Margin	$567,000	$1,239,000

Gross Margin Percentage	34%	39%
Software Solutions:
Revenues	$1,830,000	$2,546,000
Direct Costs	117,000	226,000

Gross Margin	$1,713,000	$2,320,000

Gross Margin Percentage	94%	91%

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $781,000, or 22%, to $2,824,000 for the six months ended June 30, 2007 from $3,605,000 for the six months ended June 30, 2006. The following table compares the selling, general and administrative expenses for each of the two segments within the Hospitality Division for 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Hospitality Division
NTN Wireless	$475,000	$723,000
Software Solutions	2,349,000	2,882,000

Hospitality Division	$2,824,000	$3,605,000

Selling, general and administrative expenses for Software Solutions decreased $533,000 or 18% to $2,349,000 for the six months ended June 30, 2007 from $2,882,000 for the six months ending June 30, 2006 due to a reduction in employee headcount that reduced salaries and benefits of $450,000 in response to the decrease in help desk services revenue, a one time charge of $127,000 associated with an employment agreement incurred in the second quarter of 2006 which was not incurred in 2007 and a decrease in consulting fees of approximately $82,000 due to the completion of development projects.

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

EBITDA increased $50,000 to $727,000 for the six months ended June 30, 2007, from EBITDA of $677,000 for the six months ended June 30, 2006. The following table reconciles our net loss per GAAP to EBITDA:

	Six Months Ended June 30,
	2007	2006
Net loss per GAAP	$(1,321,000)	$(1,780,000)
Interest (income) expense	(124,000)	36,000
Depreciation and amortization	1,990,000	2,358,000
Income taxes	182,000	63,000

EBITDA	$727,000	$677,000

On a segment basis, our segments generated EBITDA levels as follows:

	Six Months Ended June 30, 2007
	Entertainment		Hospitality		Total
	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless
Net income (loss) per GAAP	$(858,000)	$(282,000)	$(628,000)	$447,000	$(1,321,000)
Interest (income) expense	(125,000)	1,000	—	—	(124,000)
Depreciation and amortization	1,730,000	260,000	—	—	1,990,000
Income taxes	153,000	—	—	29,000	182,000

EBITDA	$900,000	$(21,000)	$(628,000)	$476,000	$727,000

	Six Months Ended June 30, 2006
	Entertainment		Hospitality		Total
	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless
Net income (loss) per GAAP	$(988,000)	$(623,000)	$(607,000)	$438,000	$(1,780,000)
Interest expense (net)	34,000	2,000	—	—	36,000
Depreciation and amortization	1,886,000	273,000	167,000	32,000	2,358,000
Income taxes	44,000	—	—	19,000	63,000

EBITDA	$976,000	$(348,000)	$(440,000)	$489,000	$677,000

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had cash and cash equivalents of approximately $11,400,000 and working capital (current assets in excess of current liabilities) of approximately $9,735,000 compared to cash and cash equivalents of $8,774,000 and working capital of $8,329,000 as of December 31, 2006. For the six months ended June 30, 2007 and 2006, net cash provided by operations was $1,241,000 and $2,928,000, respectively. The decrease in cash generated from operations was due primarily to a decrease in accounts payable related to timing of payments. Additionally, deferred revenue decreased $832,000 as the company earned development services and subscription revenue during the first half of 2007 in excess of current period deferrals.

For the six months ended June 30, 2007 net cash provided by investing activities was $611,000 compared to net cash used in investing activities totaling $1,549,000 for the six months ended June 30, 2006. The change in cash flows from investing activities compared to 2006 was primarily due to reduced capital expenditures associated with Game Pads (Playmakers) and proceeds received from the sale of certain assets of the NTN Wireless business net of loans to discontinued operations.

For the six months ended June 30, 2007 net cash provided by financing activities was $420,000 compared to net cash used in financing activities totaling $646,000 for the six months ended June 30, 2006. The change in cash flows from financing activities is due to the proceeds from exercise of stock options and warrants. Additionally, during the six months ended June 30, 2006, $700,000 was used to repay the Company’s line of credit which was paid in full in April 2006.

We believe existing cash and equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for the foreseeable future. We have no debt obligations other than capital leases and we do not expect to incur debt in 2007.

We currently anticipate investing between approximately $1.5 million to $2.0 million in 2007 for capital equipment necessary to support future growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales, competition and technological developments as well as subscriber conversions from satellite to broadband.

On April 5, 2007, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby management is authorized to repurchase up to a maximum of $3,500,000 of the Common Stock of the Company from time to time in the open market at prevailing market prices or in privately negotiated transactions over an eighteen month period. The Company has not yet made any such purchases.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the provisions of FASB Statement No. 157, Fair Value Measurements, is also applied. We plan to adopt SFAS No. 159 effective January 1, 2008. We are in the process of determining the effect, if any, the adoptions of SFAS No. 159 will have on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007 and has analyzed filing positions in all of the federal, state and international jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its U.S. federal tax return, Canadian federal tax return, Ontario provincial tax return and its California state tax returns as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s U.S. federal return and Canadian federal return are the 2003 through 2006 tax years. The periods subject to examination for the Company’s California state tax return and Ontario provincial tax return are years 2002 through 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest associated with audits is to record such items as a component of interest expense before taxes. Penalties are recorded as penalty expense as a component of selling, general and administrative expenses, in the statement of income. For the three and six months ended June 30, 2007, the Company did not incur any interest or penalties associated with audits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Investments available for sale. We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 2006, we owned common stock of an Australian gaming technology, eBet Limited (eBet), that is subject to market risk. We performed an evaluation in the second quarter of 2006 and concluded that the decline in value of this investment was other-than-temporary and recognized an impairment loss of $652,000 to reflect the investment at its fair value which was trading at AUD $.09. We currently hold available-for-sale 2,518,260 shares of eBet. Our original cost basis in the eBet shares is AUD$0.50 per share. As of June 30, 2007, eBet’s stock traded at AUD $0.17. Unrealized gains and losses due to market fluctuations in the investment are recorded as other comprehensive income on our consolidated balance. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates which would impact the value of the investment.

Short-term Investments. Our interest income is sensitive to changes in the general level of U.S. and Canadian interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is 30 days. A 1% change in interest rates would have an effect of approximately $114,000 for a one year period.

Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Other financial Instruments. We do not have any derivative financial instruments or any speculative or hedging instruments.

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

Risk Factors That May Affect Future Results

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report have not materially changed except that we have added a new risk factor as set forth below under the heading “We derive a significant percentage of our revenues from a single customer. If that customer were to stop purchasing from us or significantly decreased its business with us our revenues would be materially adversely affected.” If any of the risks described in our annual report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

We derive a significant percentage of our revenues from a single customer. If this customer were to stop purchasing from us, or significantly decreased its business with us, our revenues would be materially adversely affected.

We anticipate that approximately 10% of our revenues for 2007 will be derived from a single customer (a national chain together with its franchises). If our relationship with this customer is terminated, we may be delayed in entering, or not able to enter, into contracts with new customers to replace the lost revenues.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2007, our Board of Directors approved the repurchase of up to $3.5 million of our Common Stock. These repurchases may be made in the open market or in privately negotiated transactions, depending upon market conditions and other factors. We have not made any purchases under this program and did not repurchase any shares under the program during the quarter ended June 20, 2007. As of June 30, 2007, we had authority to repurchase up to $3.5 million of shares of our Common Stock under that program.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2007 Annual Meeting of Stockholders was held on June 15, 2007. At this meeting, our stockholders voted on the following two proposals: (1) to elect seven directors to hold office until the 2008 annual meeting of stockholders and until their respective successors are duly elected and qualified, and (2) to ratify the appointment of Haskell & White LLP as our independent registered accounting firm for the fiscal year ending December 31, 2007.

Proposal 1: Election of Directors

Nominees:	Votes for	Votes Withheld
Gary Arlen	36,461,466	8,724,694
Mark Buckner	39,830,874	5,355,286
Barry Bergsman	36,285,101	8,901,059
Robert B. Clasen	38,875,424	6,310,736
Michael Fleming	36,495,304	8,690,856
Neal Fondren	39,440,311	5,745,849
Dario Santana	39,836,068	5,350,092

Proposal 2: Ratification of Independent Registered Public Accounting Firm

Our stockholders voted to ratify the appointment of Haskell & White LLP. The votes regarding Proposal No. 2 were as follows:

Votes In Favor	Votes Against	Abstentions

39,947,565	5,175,958	62,636

Item 5.	Other Information.

(a) Executive Officer Compensation Arrangements

On April 23, 2007, the Compensation Committee of our Board of Directors awarded one of our named executive officers, Michele Richards, a stock unit award under our 2004 Performance Incentive Plan of 15,000 stock units, which vest and become nonforfeitable on April 23, 2008. This award and an annual salary increase equal to $20,000 were granted in connection with the expansion of Ms. Richards role from Chief Technology Officer to Chief Technology Officer and Senior Vice President, Operations. Except with respect to the vesting schedule described above, Ms. Richards’ stock unit award has the same terms and conditions as set forth in the form of Stock Unit Award Agreement under our 2004 Performance Incentive Plan, which is filed as Exhibit 10.3 to this quarterly report and incorporated herein by reference.

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description
10.1*	Form of Executive Employee Incentive Stock Option Agreement under the NTN Buzztime, Inc. 2004 Performance Incentive Plan

10.2*	Form of Non-Executive Employee Incentive Stock Option Agreement under the NTN Buzztime, Inc. 2004 Performance Incentive Plan

10.3*	Form of Stock Unit Award Agreement under the NTN Buzztime, Inc. 2004 Performance Incentive Plan

10.4*	Form of Initial Director Stock Option Agreement under the NTN Buzztime, Inc. 2004 Performance Incentive Plan

10.5*	Form of Annual Director Stock Option Agreement under the NTN Buzztime, Inc. 2004 Performance Incentive Plan

10.6*	Summary of Non-Employee Director Compensation

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date:	August 8, 2007	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(As Principal Financial and Accounting Officer)