Form 10-Q
period 2007-09-30
NTN BUZZTIME INC
filed 2007-11-09
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At November 6, 2007, the registrant had outstanding 55,161,794 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,771	$8,774
Restricted cash	52	58
Accounts receivable, net	1,309	1,874
Investments available-for-sale (Note 7)	313	337
Deposits on broadcast equipment	—	381
Deferred costs	991	1,067
Prepaid expenses and other current assets	646	908
Assets held for sale (Note 12)	1,004	2,659

Total current assets	15,086	16,058
Broadcast equipment and fixed assets, net	4,675	5,919
Software development costs, net	831	806
Deferred costs	830	963
Goodwill	1,271	974
Intangible assets, net	386	1,561
Other assets	239	244

Total assets	$23,318	$26,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$610	$1,139
Accrued expenses	2,714	2,921
Income taxes payable	41	53
Obligations under capital leases – current portion	15	349
Deferred revenue	1,305	1,826
Liabilities of discontinued operations	979	1,441

Total current liabilities	5,664	7,729
Obligations under capital leases, excluding current portion	3	20
Deferred revenue, excluding current portion	148	246

Total liabilities	5,815	7,995

Commitments and contingencies (Note 9)
Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161,000 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 55,162,000 and 54,633,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	277	272
Treasury stock, at cost, 454,000 and zero shares at September 30, 2007 and December 31, 2006, respectively (Note 3)	(444)	—
Additional paid-in capital	112,695	111,617
Accumulated deficit	(96,667)	(93,561)
Accumulated other comprehensive income	1,641	201

Total shareholders’ equity	17,503	18,530

Total liabilities and shareholders’ equity	$23,318	$26,525

See accompanying notes to unaudited condensed consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$7,476	$8,332	$22,849	$24,530

Operating expenses:
Direct operating costs (includes depreciation and amortization of $879 and $925 for the three months ended September 30, 2007 and 2006, respectively, and $2,577 and $2,744 for the nine months ended September 30, 2007 and 2006, respectively)	2,249	2,575	6,675	7,614
Impairment of intangible asset	968	—	968	—
Selling, general and administrative	5,780	5,369	17,071	16,945
Depreciation and amortization (excluding depreciation and amortization included in direct costs)	129	165	421	505
Research and development	36	56	115	178
Restructuring costs	—	—	478	—

Total operating expenses	9,162	8,165	25,728	25,242

Operating income (loss)	(1,686)	167	(2,879)	(712)
Other income (expense):
Interest income	107	45	253	94
Interest expense	(5)	(19)	(26)	(104)
Impairment on investments available-for-sale	—	—	—	(652)
Other income	2	—	83	—

Total other income (expense)	104	26	310	(662)

Income (loss) from continuing operations before income taxes	(1,582)	193	(2,569)	(1,374)
Provision for income taxes	35	32	188	75

Income (loss) from continuing operations	(1,617)	161	(2,757)	(1,449)
Loss from discontinued operations, net of tax (including gain on sale of NTN Wireless of $396 for the nine months ended September 30, 2007)	(168)	(216)	(349)	(386)

Net loss	$(1,785)	$(55)	$(3,106)	$(1,835)

Net income (loss) per common share:
Income (loss) from continuing operations per common share – basic and diluted	$(0.03)	$0.00	$(0.05)	$(0.03)
Loss from discontinued operations per common share – basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)

Net income (loss) per common share – basic and diluted	$(0.03)	$(0.00)	$(0.06)	$(0.03)

Weighted average shares outstanding
Basic and diluted	56,000	54,427	55,148	54,173

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(1,785)	$(55)	$(3,106)	$(1,835)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	501	(1)	1,464	24
Unrealized gain (loss) on investments available for sale	(48)	98	(24)	4
Reclassification adjustment for unrealized loss included in net loss	—	—	—	652

Other comprehensive loss	453	97	1,440	680

Comprehensive income (loss)	$(1,332)	$42	$(1,666)	$(1,155)

See accompanying notes to unaudited condensed consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,106)	$(1,835)
Net loss from discontinued operations, net of tax	349	386

Net loss from continuing operations	$(2,757)	$(1,449)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,998	3,249
Provision for doubtful accounts	284	286
Unrealized loss on investment available-for-sale	—	652
Share-based compensation	466	855
Impairment of intangible asset	968	—
Gain from disposition of equipment and other assets	(171)	(176)
Changes in assets and liabilities:
Restricted cash	6	10
Accounts receivable	283	328
Deferred costs	265	186
Prepaid expenses and other assets	280	87
Accounts payable and accrued expenses	(789)	260
Income taxes payable	(12)	(79)
Deferred revenue	(658)	(151)

Net cash provided by continuing operations	1,163	4,058
Discontinued operations	(1,501)	99

Net cash provided by (used in) operating activities	(338)	4,157

Cash flows from investing activities:
Capital expenditures	(383)	(874)
Software development expenditures	(432)	(339)
Proceeds from sale of equipment and other assets	363	322
Deposits on broadcast equipment	(161)	(620)

Net cash used in investing activities by continuing operations	(613)	(1,511)
Discontinued operations	2,397	(46)

Net cash provided by (used in) investing activities	1,784	(1,557)

Cash flows from financing activities:
Principal payments on capital leases	(351)	(335)
Principal payments on revolving line of credit	—	(700)
Settlement of stock options	(40)	—
Purchase of treasury stock	(444)	—
Proceeds from exercise of stock options	651	477

Net cash used in financing activities	(184)	(558)

Net increase in cash and cash equivalents	1,262	2,042
Effect of exchange rate on cash	735	(27)
Cash and cash equivalents at beginning of period	8,774	5,982

Cash and cash equivalents at end of period	$10,771	$7,997

See accompanying notes to unaudited condensed consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25	$103

Income taxes	$283	$309

Supplemental disclosure of non-cash investing and financing activities:
Reclass of investment to accounts receivable	$69	—

Reclass of royalty receivable to prepaid maintenance contracts	$73	—

Reclass of deposits for equipment placed in service	$524	$800

Unrealized holding loss (gain) on investments available for sale	$24	$(98)

Issuance of common stock in payment of dividends	$—	$5

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

As of December 31, 2006, our Hospitality division, comprised of NTN Wireless and Software Solutions, were classified as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (see Discontinued Operations—Note 12). The operating results for these businesses have been separately classified and reported as discontinued operations in the consolidated financial statements. Corporate expenses previously allocated to these divisions have been reclassed to Buzztime iTV in accordance with SFAS 144.

The condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 are unaudited and should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, taxes and tax settlements and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

(2) CASH AND CASH EQUIVALENTS

Cash equivalents as of September 30, 2007 and December 31, 2006 consist primarily of short term investments that management considers highly liquid. As of September 30, 2007, the Company has approximately $4,500,000 in a Canadian Variable Rate Guaranteed Investment Contract that has an original one year maturity date of July 31, 2008. The security can be redeemed at any time without penalty, therefore, management has classified this security as a cash equivalent as the security is highly liquid.

(3) STOCKHOLDERS’ EQUITY

Common Stock

On April 5, 2007, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby management is authorized to repurchase up to a maximum of $3,500,000 of the Common Stock of the Company from time to time in the open market at prevailing market prices or in privately negotiated transactions over an eighteen month period. As of September 30, 2007, the Company purchased approximately 454,000 shares for a total of $444,000.

(4) SHARE-BASED COMPENSATION

Share-Based Compensation Valuation Assumptions

The Company estimates the fair value of its stock options using a Black-Scholes option pricing model, consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported as selling, general and administrative based upon the departments to which materially all of the associated employees report.

The Company uses the historical stock price volatility as an input to value its stock options under SFAS No. 123R. The expected term of its stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for the Company which the Company believes are indicative of future exercise behavior. For the risk free interest rate, the Company uses the observed interest rates appropriate for the period of time options are expected to be outstanding. The dividend yield assumption is based on NTN’s history and expectation of dividend payouts.

The following weighted average assumptions were used for grants issued for the three and nine months ended September 30, 2007 and 2006 under the SFAS No. 123R requirements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.16 - 5.25%	4.77 - 5.13%	4.16 - 5.25%	4.29 - 5.13%
Expected volatility	49.79 - 56.42%	58.38 - 64.33%	49.76 - 60.23%	58.39 - 67.61%
Weighted average risk-free rate	4.52%	5.01%	4.60%	4.99%
Weighted average volatility	55.66%	63.5%	56.39%	63.80%
Expected Life	5 years	5 years	5 years	5 years
Dividend yield	0%	0%	0%	0%

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. The Company estimates an annual forfeiture rate for the three and nine months ended September 30, 2007 at zero percent and 1.3%, respectively. For the three and nine months ended September 30, 2006, the Company estimated a 13% annual forfeiture rate. The forfeitures were adjusted as of December 31, 2006 to reflect the actual forfeiture rate of 2%.

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

Under the 2004 Plan, options for the purchase of our common stock or other instruments such as deferred stock units may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options, and generally vest over four years. At its discretion, the Board of Directors can authorize acceleration of vesting periods. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years and are exercisable at a price per share not less than the fair market value on the date of grant. As of September 30, 2007, a total of 8,224,000 options were outstanding, options to purchase 5,958,000 shares were exercisable under both plans and 1,208,000 were available for future grant under the 2004 Plan.

Special Stock Option Plan

In 1996, NTN adopted a Special Stock Option Plan (the “Special Plan”). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant and vest over various terms. The aggregate number of options issued was 500,000, however, there were zero options outstanding under the Special Plan as of September 30, 2007 and zero options were available for future grant. As of December 31, 2006 the Special Plan had expired. No future grants will be made under the Special Plan.

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

Stock Options

Share-based compensation expense related to stock options for the nine months ended September 30, 2007 and 2006 was $507,000 and $846,000. The following table summarizes stock option activity for the nine months ended September 30, 2007:

	Special Plan		Option Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding December 31, 2006	400,000	$2.81	8,918,000	$1.37
Granted	—	—	1,193,000	1.07
Exercised	—	—	(929,000)	0.81
Forfeited or expired	(400,000)	2.81	(958,000)	2.08

Outstanding September 30, 2007	—	$—	8,224,000	$1.32

The following table summarizes options outstanding and exercisable by exercise price range at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Special Plan:
$2.81	—	—	—	—	—	—

Option Plans:
$0.45-$1.50	6,426,000		$1.09	4,213,000		$1.02
$1.51-$3.00	1,786,000		$2.16	1,734,000		$2.14
$3.01-$4.94	12,000		$3.35	11,000		$3.36

	8,224,000	5.53	$1.32	5,958,000	4.13	$1.35

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on a per share price of $0.83, the closing price of our common stock on September 30, 2007 as reported by the American Stock Exchange, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money stock options outstanding and exercisable as of September 30, 2007 was 755,051 with an aggregate intrinsic value of approximately $97,000 based on the weighted average exercise price. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 and nine months ended September 30, 2007 and 2006 was $3,000, $113,000, $496,000 and $365,000 respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended September 30, 2007 and 2006 and nine months ended September 30, 2007 and 2006 was approximately $12,000, $200,000, $651,000 and $477,000, respectively.

The per share weighted-average fair value of stock options granted during the three months ended September 30, 2007 and 2006 and nine months ended September 30, 2007 and 2006 was $0.51, $0.82, $0.56, and $0.81, respectively.

The following table summarizes the Company’s nonvested options as of September 30, 2007 and changes since the year ended December 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2007	1,664,000	$0.91
Granted	1,193,000	0.72
Vested	(515,000)	0.92
Canceled	(76,000)	1.49

Nonvested at September 30, 2007	2,266,000	$0.71

The unamortized compensation expense related to outstanding unvested options was approximately $1,610,000 and $1,579,000 with a weighted average remaining service requisite period of 2.84 years and 2.45 years as of September 30, 2007 and 2006, respectively. The Company expects to amortize this expense over the remaining service requisite period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses, a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

Deferred Stock Units

In 2004, the Company granted 150,000 deferred stock units to certain key employees and an additional 15,000 in 2007. These grants of stock units will be paid in an equal number of shares of common stock on the vesting date of the award, subject to any deferred payment date that the holder may elect. A stock unit award will be paid only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date, subject to accelerated vesting in certain circumstances. Vesting terms vary by individual ranging from six months to two years. During the nine months ended September 30, 2007, 50,000 deferred stock units became vested. As of September 30, 2007, fully vested deferred stock units were 60,000. The measurement date for the initial stock units granted in 2004 is September 30, 2004 and for the units granted in 2007, the measurement date is April 23, 2007. Since the deferred stock units are to be paid in an equal number of shares of common stock without any kind of offsetting payment by the employee, the measurement of cost was based on the quoted market price of the stock at the measurement date, which was $2.60 for the initial stock units granted in 2004 and $1.19 for the units granted in 2007.

The Company recognized non-cash compensation expense related to these deferred stock units of $5,000, $5,000, $11,000 and $24,000 for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively. Deferred stock units outstanding as of September 30, 2007 and 2006 were 75,000 and 111,000, respectively.

Warrants

In previous years, the Company granted warrants to non-employees in payment for services received and in connection with our public offering in January 2004. The following summarizes warrant activity for the period ended September 30, 2007:

	Outstanding Warrants	Weighted Average Exercise Price
December 31, 2006	1,344,000	$2.16
Granted	—	—
Exercised	—	—
Expired	(440,000)	2.81

September 30, 2007	904,000	$1.85

Balance exercisable at September 30, 2007	904,000	$1.85

A summary of warrants outstanding and exercisable by exercise price range at September 30, 2007 is as follows:

	Warrants Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.00 - $1.30	667,000		$1.11
$1.31 - $3.91	237,000		$3.91

	904,000.87		$1.85

(5) BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in our earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 11,581,000 and 9,364,000 shares for the nine months ending September 30, 2006 and 2007, respectively, were excluded from the computations of diluted net loss per common share as their effect was anti-dilutive.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

In November 2006, the Company began to actively pursue the sale of our Hospitality Division consisting of NTN Wireless and Software Solutions. In the fourth quarter of 2006, the Company applied the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain assets which were held for sale. SFAS No. 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization. As of December 31, 2006, the Hospitality Division’s assets had been classified as held for sale and the valuation of the respective assets were revalued as of December 31, 2006. Depreciation on these assets had ceased effective December 31, 2006. With the assistance of a third-party valuation firm, the Company determined that the Software Solutions goodwill of approximately $2.2 million was fully impaired and that approximately $405,000 of the intangible asset “customer relationships” was impaired. The Company reduced the carrying value of this intangible asset another $73,000 to offset the estimated costs associated with selling the division. Additionally, the operating results for the Hospitality Division had been separately classified and reported as discontinued operations in our consolidated financial statements in accordance with SFAS No. 144. On March 30, 2007, the Company completed the sale of certain assets of the NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000.

Additionally, SFAS No. 144 requires a long-lived asset’s net realizable value to be tested if a significant adverse change in the extent or manner in which the long-lived asset will be utilized or if there is a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Accordingly, the company has determined that its intangible asset related to selected technology and content licensed from Media General is impaired. In May 2003, in connection with an investment Media General made in the company, we issued 666,667 shares of unregistered NTN common stock for this license. The original license was for five years with an option to renew. At that time the company had intended to renew for the additional five year period in part related to its plans to deploy these games as a premium subscription tier to the Buzztime cable channel. The Company has determined not to renew the license agreement as it is no longer a current strategic fit. Therefore, the Company has fully expensed the remaining net book value of the capitalized license agreement of approximately $968,000 during the third quarter of 2007.

(7) INVESTMENTS AVAILABLE-FOR-SALE

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

The Company currently has available-for-sale 2,518,260 shares of eBet Limited (eBet), an Australian gaming technology corporation. The original cost basis in the eBet shares is AUD$0.50 per share. During the second quarter of 2006, the Company performed an evaluation and concluded that the decline in value of our investment in eBet was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its fair value which was trading at AUD$0.09. As of September 30, 2007, eBet’s stock traded at AUD$0.14. Unrealized gains and losses due to market fluctuations in the investment are recorded as other comprehensive income on our consolidated balance sheets.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company believes that the fair value of their financial instruments approximate their carrying value. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

(9) CONTINGENCIES

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

The Company evaluates such inquiries on a case-by-case basis and has favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of iTV Network sites, began a sales tax audit. It concluded that our services are subject to sales taxes on an amusement services basis. On

January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. The Company has objected to this approach since our services are provided to the consumers for free as a promotional service, which the Company believes falls outside the definition of amusement services as defined by the Texas Tax Code. In August 2006, the Company received a written response from the State Attorney’s office indicating that the State now agrees that the Company’s services do not constitute taxable amusement services. However, the State adopted a new position whereby it has concluded that the Company provides taxable cable television services. The Company continues to believe that it provides interactive game services for the purpose of providing a vehicle for its customers to promote their businesses. The Company also believes that these services fall outside of the definition of cable broadcast services as defined by the Texas Tax Code. The Company has filed a request for a hearing with the Texas State Comptroller’s office. However, due to procedural changes within the department, a date has not yet been determined. The Company is currently undergoing sales tax audits in several States. Management has considered the likely outcome of these contingent liabilities. Based on our assessment, we have recorded an $890,000 sales tax reserve which is included in our accrued liability account.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is the combination of accumulated net unrealized gains or losses on investments available for sale and the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of NTN Canada and our United Kingdom operations into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rates for the reporting period.

The Company recorded an impairment charge of $652,000 in the second quarter of 2006 for the Company’s Australian investment, eBet. Since that time, the carrying value of this investment has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive income (loss). During the third quarter of 2007, the Company recorded the cumulative effect of a foreign currency translation error, in the amount of $614,000. The error, of which $385,000 related to periods prior to December 31, 2006, has been reflected in comprehensive income for the nine months ended September 30, 2007. The Company has determined that the cumulative adjustment is immaterial to all periods effected and does not have any effect on net income, retained earnings nor earnings per share. As a result, the Company has concluded that it is not necessary to amend prior filings, however, the Company has adjusted comprehensive income for the quarters ended March 31 and June 30, 2007. The line item included in the Consolidated Statements of Comprehensive Income (Loss) “foreign currency translation adjustment” for the three months ending September 30, 2007, has been properly stated. Had the foreign currency translation error not occurred, the foreign currency translation adjustment would have been $304,000, $28,000, and $524,000 for the year ended December 31, 2006, and for the three and nine months ended September 30, 2006, respectively, and $(23,000), and $601,000 for the quarters ended, March 31, 2007 and June 30, 2007, respectively.

For the three and nine months ended September 30, 2007, and 2006, the components of accumulated other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	$1,188	$134	$201	$(449)
Unrealized gain (loss) on investment available-for-sale	(48)	98	(24)	4
Reclassification adjustment for unrealized loss included in net loss	—	—	—	652
Foreign currency translation adjustment	501	(1)	1,464	24

Ending balance	$1,641	$231	$1,641	$231

(11) RESTRUCTURING OF CANADIAN OPERATIONS

In January 2007, the Company restructured its Canadian operations to reduce our costs and streamline operations. The restructuring involved a reduction of six employees, moving the operation to a smaller facility and subleasing the previously occupied facility until the end of the original lease term. Along with the restructuring, the Company sold certain assets and granted a license for the related licensed materials of our Interactive Events business to a former employee. The communication date to the employees was January 11, 2007. The Company accounted for restructuring costs pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Severance for involuntary employee terminations was accrued as of the communication date and the costs to exit certain lease obligations were accrued as of March 31, 2007. Moving, relocation and other associated costs related to the restructuring are expensed as incurred. The restructuring costs are comprised of the following for the three and nine months ended September 30, 2007:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2007
Severance for Involuntary Employee Terminations	$—	$337,000
Costs to Exit Certain Contractual and Lease obligations	—	99,000
Moving, Relocation, and Other Associated Costs	—	51,000

Total Restructuring Costs	$—	$487,000

Approximately $9,000 was capitalized as leasehold improvements. Costs to exit lease obligations include the difference in the net present value of the lease payments in excess of the sublease payments to be received. The following table summarizes the activity and balances of the restructuring reserve:

	One Time Termination Benefits	Costs to Exit Certain Contractual and Lease Obligations	Moving, Relocation and Other Associated Costs	Total
Balance at December 31, 2006	$—	$—	$—	$—
Reserve established	337,000	99,000	25,000	461,000

Utilization of reserve	(337,000)	—	(25,000)	(362,000)

Balance at March 31, 2007	$—	$99,000	$—	$99,000

Utilization of reserve		(50,000)		(50,000)

Balance at June 30, 2007	$—	$49,000	$—	$49,000

Utilization of reserve		(2,000)		(2,000)
Foreign currency translation adjustment		3,000		3,000

Balance at September 30, 2007	$—	$50,000	$—	$50,000

The Company expects to complete the utilization of the reserve related to this restructuring by 2015, the date the lease expires. The restructuring accrual is included in accrued expenses.

(12) DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In November 2006, the Company began to actively pursue the sale of its Hospitality Division comprised of NTN Wireless and Software Solutions. In the fourth quarter of 2006, the Company applied the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain of its assets which were held for sale. SFAS No. 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and that the Company cease depreciation, depletion and amortization. As of December 31, 2006, the Hospitality Division’s assets have been classified as held for sale and the valuation of the respective assets were revalued as of December 31, 2006 (see Note 5). Depreciation on these assets has ceased effective December 31, 2006. On March 30, 2007, the Company completed the sale of certain assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. The operating results for the Hospitality Division have been separately classified and reported as discontinued operations in our consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues	$910,000	$2,606,000	$4,414,000	$8,326,000
Operating expenses	1,078,000	2,829,000	5,127,000	8,700,000

Operating income (loss)	(168,000)	(223,000)	(713,000)	(374,000)
Gain on sale of assets	—	—	396,000	—
Other	—	—	(3,000)	—
Income tax (expense) benefit	—	7,000	(29,000)	(12,000)

Loss from discontinued operations, net of tax	$(168,000)	$(216,000)	$(349,000)	$(386,000)

A summary of the components of assets and liabilities of discontinued operations on NTN Buzztime’s Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 is as follows:

	As of September 30, 2007	As of December 31, 2006
Total assets held for sale:
Current assets	$746,000	$1,836,000
Property, plant and equipment, net	115,000	198,000
Goodwill	—	449,000
Intangibles, net	143,000	170,000
Other assets	—	6,000

Total assets of discontinued operations	1,004,000	2,659,000

Liabilities of discontinued operations:
Current liabilities	979,000	1,441,000

Net assets of discontinued operations	$25,000	$1,218,000

(13) SEGMENT INFORMATION

The Company’s reportable segments have been determined based upon the information provided to our chief decision makers. The Company produces and distributes interactive entertainment and hospitality communications products, and has managed our business via two operating divisions: Entertainment and Hospitality.

The Entertainment Division is comprised of the Buzztime iTV Network and Buzztime Distribution. In 2006, the Company completed the re-branding of our entertainment product offerings under the Buzztime brand, including the re-naming of the NTN iTV Network as the Buzztime iTV Network.

The Hospitality Division is comprised of NTN Wireless and Software Solutions. For the three and nine months ended September 30, 2007 and 2006, both NTN Wireless and Software Solutions are presented below as discontinued operations in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Asset.

Corporate expenses previously allocated to the discontinued operations have been reclassified to Buzztime iTV in accordance with SFAS No. 144. The following tables set forth certain information regarding our segments and other operations that conform to the consolidated balance sheet and statement of operations presented elsewhere in this report:

The following tables set forth certain information regarding our segments and other operations for 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Entertainment Division
Buzztime iTV Network	$7,323,000	$7,978,000	$22,277,000	$23,889,000
Buzztime Distribution	153,000	354,000	572,000	641,000

Total Entertainment Division	7,476,000	8,332,000	22,849,000	24,530,000

Discontinued operations (Hospitality Division)
NTN Wireless	—	1,483,000	1,674,000	4,656,000
Software Solutions	910,000	1,123,000	2,740,000	3,670,000

Discontinued operations	910,000	2,606,000	4,414,000	8,326,000

Total revenue	$8,386,000	$10,938,000	$27,263,000	$32,856,000

Operating income (loss)
Entertainment Division
Buzztime iTV Network	$(603,000)	$357,000	$(1,515,000)	$100,000
Buzztime Distribution	(1,083,000)	(190,000)	(1,364,000)	(812,000)

Total Entertainment Division	(1,686,000)	167,000	(2,879,000)	(712,000)

Discontinued operations (Hospitality Division)
NTN Wireless	—	127,000	91,000	583,000
Software Solutions	(168,000)	(350,000)	(804,000)	(957,000)

Discontinued operations	(168,000)	(223,000)	(713,000)	(374,000)

Total operating loss	$(1,854,000)	$(56,000)	$(3,592,000)	$(1,086,000)

Net income (loss)
Entertainment Division
Buzztime iTV Network	$(534,000)	$352,000	$(1,392,000)	$(635,000)
Buzztime Distribution	(1,083,000)	(191,000)	(1,365,000)	(814,000)

Total Entertainment Division	(1,617,000)	$161,000	(2,757,000)	(1,449,000)

Discontinued operations (Hospitality Division)
NTN Wireless	—	134,000	447,000	571,000
Software Solutions	(168,000)	(350,000)	(796,000)	(957,000)

Discontinued operations	(168,000)	(216,000)	(349,000)	(386,000)

Net loss	$(1,785,000)	$(55,000)	$(3,106,000)	$(1,835,000)

	As of September 30, 2007	As of December 31, 2006
Goodwill
Entertainment Division
Buzztime iTV Network	$1,271,000	$974,000
Buzztime Distribution	—	—

Total Entertainment Division	1,271,000	974,000

Discontinued operations (Hospitality Division)
NTN Wireless	—	449,000
Software Solutions	—	—

Discontinued operations	—	449,000

Total Goodwill	$1,271,000	$1,423,000

	As of September 30, 2007	As of December 31, 2006
Total assets
Entertainment Division
Buzztime iTV Network	$21,375,000	$21,551,000
Buzztime Distribution	939,000	2,315,000

Total Entertainment Division	22,314,000	23,866,000

Discontinued operations (Hospitality Division)
NTN Wireless	—	1,668,000
Software Solutions	1,004,000	991,000

Discontinued operations	1,004,000	2,659,000

Total assets	$23,318,000	$26,525,000

The Company markets its products in the United States and, internationally, in Canada and the United Kingdom. The table below contains information about these geographical areas in which the Company operates. Revenues are attributed to the Buzztime iTV Network segment in these areas. Long-lived assets are based on location of domicile. Buzztime Distribution only operates in the United States.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues by market segment:
Buzztime iTV Network
United States	$6,302,000	$6,794,000	$19,173,000	$20,159,000
Canada	908,000	1,086,000	2,789,000	3,524,000
United Kingdom	113,000	98,000	315,000	206,000

Total Buzztime iTV Network Revenue	$7,323,000	$7,978,000	$22,277,000	$23,889,000

	As of September 30, 2007	As of December 31, 2006
Assets by market segment:
Buzztime iTV Network
United States	$12,474,000	$14,808,000
Canada	8,308,000	5,857,000
United Kingdom	593,000	886,000

Total Buzztime iTV Network Assets	$21,375,000	$21,551,000

(14) SIGNIFICANT CUSTOMER

For the three and nine months ended September 30, 2007, the Company generated approximately 11% and 10%, respectively, of revenue from a national chain together with its franchises. As of September 30, 2007, approximately $97,000 was included in accounts receivable from this customer.

(15) SUBSEQUENT EVENT

Effective October 25, 2007, the Company sold certain intellectual property assets of Software Solutions for $215,000. Additionally, in a separate agreement with a customer, the Company will discontinue the outsourced software development it has been providing to that customer and received $50,000 in exchange for the release of the non-solicitation terms of the original contract.

The Company has determined to wind down its professional help desk and support and maintenance services as it fulfills its obligations under existing customer agreements. The operating results for Software Solutions have been separately classified and reported as discontinued operations in our consolidated statements of operations. The Company expects to record in the fourth quarter of 2007 a one-time net gain of approximately $40,000 related to the sale of its intellectual property. We expect to incur additional expenses until the wind-down is complete.

(16) RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the provisions of FASB Statement No. 157, Fair Value Measurements, is also applied. The Company plans to adopt SFAS No. 159 effective January 1, 2008. The Company is in the process of determining the effect, if any; the adoptions of SFAS No. 159 will have on its financial statements.

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

The Company’s policy for recording interest associated with audits is to record such items as a component of interest expense before taxes. Penalties are recorded as penalty expense as a component of selling, general and administrative expenses, in the statement of income. For the three and nine months ended September 30, 2007, the Company did not incur any interest or penalties associated with income tax audits.

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

The Hospitality Division was comprised of NTN Wireless Communications (NTN Wireless) and NTN Software Solutions (Software Solutions). On March 30, 2007, we sold substantially all of the assets relating to the NTN Wireless business. This business produced and distributed guest and server paging systems to restaurants and other markets. NTN Software Solutions develops and distributes customer management software to manage reservations and table service in restaurants.

Discontinued Operations

We have determined that the operations of the Hospitality Division were not a strategic fit with our core business and committed to a divestiture plan. Divesting these businesses will allow us to focus on our core business of entertaining players in our network of approximately 3,900 restaurants and sports bars worldwide. These operations were reclassified as discontinued operations for all periods presented in the consolidated financial statements herein. On March 30, 2007, we sold substantially all of the assets relating to our NTN Wireless business.

Effective October 25, 2007, we sold certain intellectual property assets of Software Solutions for $215,000. Additionally, in a separate agreement with a customer, we will discontinue the outsourced software development we have been providing to that customer and received $50,000 in exchange for the release of the non-solicitation terms of the original contract.

Additionally, we have determined to wind down our professional help desk and support and maintenance services as we fulfill our obligations under existing customer agreements. We expect to record a one-time net gain in the fourth quarter of 2007 of approximately $40,000 related to the sale of the intellectual property.

Restructuring of Canadian Operations

In January 2007, we restructured our Canadian operations to reduce our costs and streamline operations. The restructuring involved a reduction of six employees, moving the operation to a smaller facility and subleasing the previously occupied facility until expiration of the original lease term in January 2015. Along with the restructuring, we sold certain assets and granted a license for the related licensed materials of our Interactive Events business to a former employee. The communication date to the employees was January 11, 2007. We accounted for these restructuring costs pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Entertainment Division

Buzztime iTV Network Segment

The Buzztime iTV Network, formerly known as the NTN iTV Hospitality Network, has maintained a unique and preemptive position in the hospitality industry for over 20 years as a promotional platform providing interactive entertainment to patrons in subscribing restaurants and sports bars (Network Subscribers). For the three and nine months ended September 30, 2007, approximately 98% of our revenues from continuing operations were derived from this segment as we receive recurring service fees from subscribing hospitality venues, Network Subscribers, and advertising revenues.

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

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of September 30, 2007, we had 3,488 United States Network subscribers, 316 Canadian subscribers and 68 U.K. subscribers. Approximately 28% of our Network subscribers come from leading national chains in the casual-dining restaurant segment, including Buffalo Wild Wings, TGI Friday’s, Bennigan’s Irish Grill, Applebee’s and Damon’s Grill.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime iTV Network also earns revenue from advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime iTV Network’s 3,872 venues.

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

Buzztime games have been available as a two-way cable TV game service since June 2002. Currently, Buzztime games (including trivia, Texas Hold’em, Billiards and assorted single-player games) are licensed to eight cable systems including Comcast and Blue Ridge Communications and are available to the digital cable subscribers for free. Buzztime games are also available as a premium monthly subscription service to Echostar DISH and Bell ExpressVu satellite customers in the United States and Canada, respectively. Buzztime also has license arrangements with Cadaco for retail electronic and card games and Square One Publishers for the Buzztime Trivia Book Series.

Revenue for Buzztime Distribution is derived primarily from license fees and royalties from third-party licensees who distribute Buzztime content to end-users, as well as from third-party development and production fees. We also plan to sell advertising if we achieve a critical mass of subscribers.

The Hospitality Division (Discontinued Operations)

NTN Wireless earned revenue from the sale of on-site wireless paging products primarily to restaurants but also hospitals, churches and synagogues, nurseries, salons, business offices and retail establishments in North America. In restaurants, these products are provided to customers while they wait for a table and will activate to let them know when their table is ready, as well as to restaurant staff to alert them to certain issues, such as when hot food is ready to be served. On March 30, 2007, we completed the sale of certain assets of the wireless business segment for $2.4 million and recognized a gain, net of tax, of approximately $396,000.

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

In November 2005, the FASB issued Staff Position No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. During the second quarter of 2006, we recognized an impairment loss of $652,000 relating to our investment in common stock of an Australian company to reflect such investments available-for-sale at its fair value. Since then, this investment has increased in value by $149,000 which has been recorded as other comprehensive income on our consolidated balance sheet.

•

We capitalize costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. We capitalize web site and content development costs in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the planning and operating stages are expensed as incurred while costs incurred during the application and post-implementation stage are capitalized and amortized. Software development costs are amortized on a straight-line basis over their expected useful life of three years. These costs are included in software development costs on the accompanying consolidated balance sheets.

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

Assessments of functional currencies. The United States dollar is our functional currency, except for our operations in Canada and the United Kingdom, in which the functional currencies are the Canadian Dollar and British Pound, respectively.

RESULTS OF OPERATIONS

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

As of December 31, 2006, the Hospitality Division’s assets had been classified as held for sale and the valuation of the respective assets were revalued as of December 31, 2006. Depreciation on these assets ceased effective December 31, 2006. Additionally, the operating results for the Hospitality Division had been separately classified and reported as discontinued operations in our consolidated financial statements included in our Form 10-K for the year ended December 31, 2006 in accordance with SFAS 144. These operations were also reclassified as discontinued operations in the current period financial statements.

Results of Continuing Operations

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Continuing operations, which consists of the Entertainment Division, for the three months ended September 30, 2007, resulted in a net loss of $1,617,000 compared to net income of $161,000 for the three months ended September 30, 2006.

Revenues

Revenue from continuing operations decreased by $856,000 or 10%, to $7,476,000 for the three months ended September 30, 2007 from $8,332,000 for the three months ended September 30, 2006. Revenue from the two operating segments of the Entertainment Division for the relevant periods in 2007 and 2006 is as follows:

	Three Months Ended September 30,
	2007	2006
Entertainment Division
Buzztime iTV Network	$7,323,000	$7,978,000
Buzztime Distribution	153,000	354,000

Entertainment Division	$7,476,000	$8,332,000

Buzztime iTV Network revenue decreased $655,000 or 8%, to $7,323,000 for the three months ended September 30, 2007 from $7,978,000 for the three months ended September 30, 2006 due to a decrease in subscription fees of approximately $558,000 as a result of a decrease in billable sites, a loss of revenue related to the divested interactive events business totaling approximately $41,000 and a decrease in advertising of approximately $78,000.

Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers As of September 30,
	2007	2006
United States	3,488	3,677
Canada	316	365
United Kingdom	68	51

Total	3,872	4,093

Buzztime Distribution revenues decreased $201,000 to $153,000 for the three months ended September 30, 2007, from $354,000 for the three months ended September 30, 2006. The decrease is due primarily to $147,000 of cable development services earned in the third quarter of 2006 that did not occur in the third quarter of 2007. The remaining decrease is primarily due to a reduction in retail royalties.

Direct Costs and Gross Margin

Direct operating costs decreased $326,000 or 13% to $2,249,000 for the three months ended September 30, 2007 from $2,575,000 for the three months ended September 30, 2006. Gross margin as a percentage of revenues for the Entertainment division was 70% for the three months ended September 30, 2007 compared to 69% for the three months ended September 30, 2006. The following table compares the direct costs and gross margins for the two segments within the Entertainment Division for the relevant periods in 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Entertainment Division
Buzztime iTV Network:
Revenues	$7,323,000	$7,978,000
Direct Costs	2,126,000	2,445,000

Gross Margin	$5,197,000	$5,533,000

Gross Margin Percentage	71%	69%
Buzztime Distribution:
Revenues	$153,000	$354,000
Direct Costs	123,000	130,000

Gross Margin	$30,000	$224,000

Gross Margin Percentage	20%	63%

Direct operating costs for Buzztime iTV Network decreased $319,000 or 13% to $2,126,000 for the three months ended September 30, 2007 from $2,445,000 for the three months ended September 30, 2006, which resulted in an improvement in the gross margin percentage. The gross margin percentage for Buzztime iTV Network increased to 71% for the three months ended September 30, 2007 from 69% for the three months ended September 30, 2006.

The improvement in the gross margin was primarily due to a decrease in service and installation fees of $109,000, equipment costs of $75,000 due to a combination of savings and a decrease in billable sites, a decrease in freight costs of approximately $63,000 and communication costs of $25,000, . Additionally, depreciation expense decreased $47,000 due to a decrease in capital expenditures within the last year and assets becoming fully depreciated.

Direct operating costs for Buzztime Distribution decreased $7,000 to $123,000 for the three months ended September 30, 2007 from $130,000 for the three months ended September 30, 2006. The decrease in direct costs was a due to a reduction in direct salaries as staff resources were transferred to the iTV Network division.

Impairment of Capitalized License

During the third quarter of 2007, we performed an evaluation of our capitalized license agreement which would have been up for renewal in May 2008. We determined that the intangible asset related to selected technology and content licensed from Media General is impaired. In May 2003, in connection with an investment Media General made in the Company, we issued 666,667 shares of unregistered NTN common stock for this license. The original license was for five years with an option to renew. At that time, we had intended to renew for the additional five year period in part related to our plans to deploy these games as a premium subscription tier to the Buzztime cable channel. We determined not to renew the license agreement as it is no longer a current strategic fit. Therefore, we have fully expensed the remaining net book value of the capitalized license agreement of approximately $968,000 during the third quarter of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Entertainment Division increased $411,000 or 8%, to $5,780,000 for the three months ended September 30, 2007 from $5,369,000 for the three months ended September 30, 2006. The following table compares the selling, general and administrative expenses for each of the two segments within the Entertainment Division for the relevant periods in 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Entertainment Division
Buzztime iTV Network	$5,656,000	$4,989,000
Buzztime Distribution	124,000	380,000

Entertainment Division	$5,780,000	$5,369,000

Selling, general and administrative expenses in the Buzztime iTV Network increased $667,000 or 13% to $5,656,000 for the three months ended September 30, 2007 from $4,989,000 for the three months ended September 30, 2006. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and benefits of $571,000, marketing expenses of $584,000 and consulting expenses of $150,000.

The increase in salaries and benefits and consultants is due to an increase in the Buzztime iTV Network work force in sales, content/programming, marketing, human resources, business development and finance. Offsetting the increase of salaries and benefits are savings of $100,000 in salaries and benefits related to the restructuring of the Canadian operation which was completed in the first quarter of 2007 that involved terminating six employees.

Marketing expenses increased as we continue to invest in sales and retention efforts to grow the business.

The increases noted above were offset by a decrease in professional fees of $183,000, temporary labor of $106,000, bad debt expense of $69,000, commissions of $64,000, facilities expenses of $36,000 and other selling, general and administrative expenses of $24,000. Professional fees were lower due to a reduction in professional services required for the Sarbanes-Oxley compliance effort of approximately $166,000 and facility costs were lower due to savings in lease expenses related to the restructuring of the Canadian operation which involved relocating the operation to a smaller facility and subleasing the existing facility. Selling, general and administrative expenses were further reduced due to an increase in the amount of capitalized salaries of $156,000 relating to additional software development.

Buzztime Distribution’s selling, general and administrative expenses decreased $256,000 or 67% to $124,000 for the three months ended September 30, 2007 from $380,000 for the three months ended September 30, 2006 primarily due to decreases in salaries and benefits of $170,000 due to an elimination of an executive management position, marketing expenses of $91,000 due to a reduction in trade show participation, stock based compensation of $39,000 due to options becoming fully vested and other administrative expenses of $31,000. These reductions were offset by an increase in consulting fees of $47,000 to replace the elimination of the executive management position previously mentioned and a decrease in capitalized salaries of $37,000 due to the completion of software development projects.

Depreciation and Amortization Expenses

Depreciation and amortization for the Entertainment division not related to direct operating costs decreased by $36,000, or 22%, to $129,000 for the three months ended September 30, 2007 from $165,000 for the three months ended September 30, 2006 due to a decrease in capital expenditures in 2007 and assets becoming fully depreciated.

Interest Income and Expense

Interest income for the Entertainment division increased $62,000 to $107,000 for the three months ended September 30, 2007 compared to $45,000 for the three months ended September 30, 2006 due to the increasing average cash balance and investment of the funds in securities bearing a higher interest rate than the previous year.

Interest expense for the Entertainment division decreased $14,000 to $5,000 for the three months ended September 30, 2007, compared to $19,000 for the three months ended September 30, 2006 due to various capitalized leases expiring.

Income Taxes

We expect to report a U.S. tax loss for the year ended December 31, 2007. We expect that we will not incur federal tax liability; however, we will likely incur state tax liabilities. We also expect to pay income taxes in Canada due to the profitability of our NTN Canada subsidiary. As a result, we recorded a tax provision of $35,000 for the three months ended September 30, 2007, a $3,000 increase compared to the $32,000 provision for income taxes recorded for the three months ended September 30, 2006. At September 30, 2007 we had federal and California income tax net operating loss carryforwards of approximately $62 million and $12 million, respectively. We believe Section 382 of the Internal Revenue Code will significantly limit utilization of the net operating loss carryforwards but have not yet quantified the extent of the limitation. The difference between the federal and California net tax operating loss carryforwards is primarily attributable to the percentage limitation on the carryover of net operating losses for California income tax purposes. The federal and California tax loss carryforwards will begin to expire in 2007 and 2008, respectively, unless previously utilized. We have provided a 100% valuation allowance against the related deferred tax assets as realization of such tax benefits is uncertain.

Results of Discontinued Operations

Three Months Ended September 30, 2007 and September 30, 2006

Effective, March 30, 2007 we sold certain assets of NTN Wireless for $2.4 million resulting in a gain of approximately $396,000.

Effective October 24, 2007, we sold certain intellectual property assets of Software Solutions for $215,000. Additionally, pursuant to a separate agreement with a customer, we will discontinue the outsourced software development we have been providing to that customer and receive $50,000 in exchange for the release of the non-solicitation terms of the original contract. In addition, we have determined to wind down our professional help desk and support and maintenance services as we fulfill our obligations under existing customer agreements. We expect to record a one-time net gain of approximately $40,000 related to the sale of the intellectual property. We expect to incur additional expenses until the wind-down is complete.

Discontinued operations generated a net loss of $168,000 for the three months ended September 30, 2007 compared to a net loss of $216,000 for the three months ended September 30, 2006. The operating results of the discontinued operations for the three months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	2007	2006
Operating revenues	$910,000	$2,606,000
Operating expenses	1,078,000	$2,829,000

Operating loss	(168,000)	(223,000)
Income tax benefit	—	7,000

Loss from discontinued operations, net of tax	$(168,000)	$(216,000)

Adjusted EBITDA – Consolidated Operations

Earnings before interest, taxes, depreciation and amortization, non-cash stock based compensation and payments, and a non-cash charge related to a write off of capitalized license rights, or Adjusted EBITDA, is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States (GAAP). Nor should Adjusted EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. Adjusted EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization, stock based compensation and impairment charges in comparison to their GAAP earnings or loss.

Adjusted EBITDA decreased $1,049,000 to $299,000 for the three months ended September 30, 2007, from an Adjusted EBITDA of $1,348,000 for the three months ended September 30, 2006. The following table reconciles our net loss per GAAP to Adjusted EBITDA:

	Three Months Ended September 30,
	2007	2006
Net loss per GAAP	$(1,785,000)	$(55,000)
Interest (income) expense, net	(102,000)	(26,000)
Depreciation and amortization	1,008,000	1,190,000
Non-cash stock based compensation	166,000	214,000
Non-cash charges related to impairments	977,000	—
Income tax expense	35,000	25,000

Adjusted EBITDA	$299,000	$1,348,000

On a segment basis, our segments generated EBITDA levels as follows:

	Three Months Ended September 30, 2007
	Entertainment		Hospitality
	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless	Total
Net loss per GAAP	$(534,000)	$(1,083,000)	$(168,000)	$—	$(1,785,000)
Interest income, net	(102,000)	—	—	—	(102,000)
Depreciation and amortization	877,000	131,000	—	—	1,008,000
Non-cash stock based compensation	152,000	3,000	11,000	—	166,000
Non-cash charge related to impairments	4,000	973,000	—	—	977,000
Income tax expense	35,000	—	—	—	35,000

Adjusted EBITDA	$432,000	$24,000	$(157,000)	$—	$299,000

	Three Months Ended September 30, 2006
	Entertainment		Hospitality
	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless	Total
Net income (loss) per GAAP	$352,000	$(191,000)	$(350,000)	$134,000	$(55,000)
Interest (income) expense, net	(27,000)	1,000	—	—	(26,000)
Depreciation and amortization	947,000	144,000	82,000	17,000	1,190,000
Non-cash stock based compensation	146,000	42,000	23,000	3,000	214,000
Income tax expense (benefit)	32,000	—	—	(7,000)	25,000

Adjusted EBITDA	$1,450,000	$(4,000)	$(245,000)	$147,000	$1,348,000

Results of Continuing Operations

Nine Months Ended September 30, 2007 and September 30, 2006

Continuing operations for the nine months ended September 30, 2007, resulted in a net loss of $2,757,000 compared to a net loss of $1,449,000 for the nine months ended September 30, 2006.

Revenues

Revenue from continuing operations decreased by $1,681,000 or 7%, to $22,849,000 for the nine months ended September 30, 2007 from $24,530,000 for the nine months ended September 30, 2006. Revenue from the two operating segments of the Entertainment Division for the relevant periods in 2007 and 2006 is as follows:

	Nine Months Ended September 30,
	2007	2006
Entertainment Division
Buzztime iTV Network	$22,277,000	$23,889,000
Buzztime Distribution	572,000	641,000

Entertainment Division	$22,849,000	$24,530,000

Buzztime iTV Network revenue decreased $1,612,000, or 7% to $22,277,000 for the nine months ended September 30, 2007 from $23,889,000 for the nine months ended September 30, 2006 primarily due to a decline in subscription fees of $1,150,000 due to a decrease in the number of billable sites, a decrease in revenue related to the divested interactive events business totaling approximately $280,000, and a decrease in advertising revenue of $208,000. Advertising revenue decreased due to the loss of two major advertisers. The decrease was offset by an increase in other revenue of approximately $26,000.

Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers As of September 30,
	2007	2006
United States	3,488	3,677
Canada	316	365
United Kingdom	68	51

Total	3,872	4,093

Buzztime Distribution revenues decreased $69,000 or 11% to $572,000 for the nine months ended September 30, 2007, from $641,000 for the nine months ended September 30, 2006 primarily due to a decrease in retail and mobile royalties.

Direct Costs and Gross Margin

Direct operating costs for the Entertainment Division decreased $939,000 to $6,675,000 for the nine months ended September 30, 2007 from $7,614,000 for the nine months ended September 30, 2006. Gross margin as a percentage of revenues was 71% for the nine months ended September 30, 2007 compared to 69% for the nine months ended September 30, 2006. The following table compares the direct costs and gross margins for the two segments within the Entertainment Division for the relevant periods in 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Entertainment Division
Buzztime iTV Network:
Revenues	$22,277,000	$23,889,000
Direct Costs	6,250,000	7,246,000

Gross Margin	$16,027,000	$16,643,000

Gross Margin Percentage	72%	70%
Buzztime Distribution:
Revenues	$572,000	$641,000
Direct Costs	425,000	368,000

Gross Margin	$147,000	$273,000

Gross Margin Percentage	26%	43%

Direct operating costs for Buzztime iTV Network decreased $996,000 or 14% to $6,250,000 for the nine months ended September 30, 2007 from $7,246,000 for the nine months ended September 30, 2006 which resulted in an improvement in the gross margin percentage. Gross margin as a percentage of revenue for Buzztime iTV Network increased to 72% for the nine months ended September 30, 2007 from 70% for the nine months ended September 30, 2006. The improvement in the gross margin was primarily due to decreases in service and installation fees of $276,000, freight costs of approximately $197,000, communication costs of $180,000, and equipment repair costs of $130,000. These reductions were due to a combination of savings and a decrease in billable sites. Additionally, depreciation expense decreased $165,000 due to a decrease in capital expenditures over the last year and assets becoming fully depreciated.

Direct operating costs for Buzztime Distribution increased $57,000 or 15% to $425,000 for the nine months ended September 30, 2007 from $368,000 for the nine months ended September 30, 2006. The increase in direct costs is due to a write off of software development costs of $99,000 in the second quarter of 2007 offset by a decrease in direct salaries as resources were transferred to the Buzztime iTV Network division.

Impairment of Capitalized License

During the third quarter of 2007, we performed an evaluation of our capitalized license agreement which would have been up for renewal in May 2008. We determined that the intangible asset related to selected technology and content licensed from Media General is impaired. In May 2003, in connection with an investment Media General made in the Company, we issued 666,667 shares of unregistered NTN common stock for this license. The original license was for five years with an option to renew. At that time, we had intended to renew for the additional five year period in part related to our plans to deploy these games as a premium subscription tier to the Buzztime cable channel. We determined not to renew the license agreement as it is no longer a strategic fit. Therefore, we have fully expensed the remaining net book value of the capitalized license agreement of approximately $968,000 during the third quarter of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the Entertainment Division increased $126,000 to $17,071,000 for the nine months ended September 30, 2007 from $16,945,000 for the nine months ended September 30, 2006. The following table compares the selling, general and administrative expenses for each of two segments within the Entertainment Division:

	Nine Months Ended September 30,
	2007	2006
Entertainment Division
Buzztime iTV Network	$16,617,000	$15,969,000
Buzztime Distribution	454,000	976,000

Entertainment Division	$17,071,000	$16,945,000

Selling, general and administrative expenses in the Buzztime iTV Network segment increased $648,000 or 4% to $16,617,000 for the nine months ended September 30, 2007 from $15,969,000 for the nine months ended September 30, 2006. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and benefits of $913,000, marketing expenses of $873,000, and consulting expenses of $219,000. Included in the salaries and benefits variance are savings of $293,000 related to the restructuring of the Canadian operation which was completed in the first quarter of 2007 that involved terminating six employees and a one-time severance charge in the second quarter of 2006 of $435,000 associated with the departure of the Company’s former CEO which was not incurred in 2007.

The increase in salaries and benefits and consultants is due to an increase in the Buzztime iTV Network work force in sales, content/programming, marketing, human resources, business development and finance. Marketing expenses increased as we continue to invest in sales and retention efforts to grow the business.

The increases noted above were also offset by decreases in stock compensation of $294,000, temporary labor of $195,000, commissions of $190,000, professional fees of $144,000, and bad debt expense of $117,000. Stock compensation expenses decreased due to the combination of options becoming fully vested, and a reduction in the issuance of stock option grants. Professional fees were lower primarily due to a reduction in professional services relating to Sarbanes-Oxley compliance efforts. Facility costs are lower due to savings in lease expenses related to the restructuring of the Canadian operation which involved relocating the operation to a smaller facility and subleasing the existing facility. Additionally, selling, general and administrative expenses were further reduced by an increase in capitalizing salaries of $247,000 relating to additional software development.

Buzztime Distribution’s selling, general and administrative expenses decreased $522,000 or 53% to $454,000 for the nine months ended September 30, 2007 from $976,000 for the nine months ended September 30, 2006 due primarily to decreases in salaries and benefits of $301,000 due to a transfer of resources to the iTV Network division, a decrease in marketing expenses of $178,000 due to a reduction in trade show participation and a reduction of facilities expenses of $55,000. These reductions were offset by a decrease in capitalizing salaries of $93,000 due to the completion of software development projects.

Depreciation and Amortization Expenses

Depreciation and amortization for the Entertainment division not related to direct operating costs decreased by $84,000, or 17%, to $421,000 for the nine months ended September 30, 2007 from $505,000 for the nine months ended September 30, 2006, due to a decrease in capital expenditures and certain assets becoming fully depreciated.

Interest Income and Expense

Interest income for the Entertainment division increased $159,000 to $253,000 for the nine months ended September 30, 2007 from $94,000 for the nine months ended September 30, 2006 due to the increasing average cash balance and investment of the funds in securities bearing a higher interest rate than the previous year.

Interest expense for the Entertainment division decreased $78,000, or 75% to $26,000 for the nine months ended September 30, 2007 from $104,000 for the nine months ended September 30, 2006 due to various capitalized leases expiring and reduction in our line of credit during the second quarter of 2006.

Impairment on Investments Held for Sale

We performed an evaluation at the end of the second quarter in 2006 and concluded that the decline in value of our investment eBet Limited, an Australian gaming technology corporation, was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its September 30, 2006 fair value. There were no such impairments in 2007.

Income Taxes

We expect to report a U.S. tax loss for the year ended December 31, 2007. We expect that we will not incur federal tax liability; however, we will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of our NTN Canada subsidiary. As a result, we recorded a tax provision of $188,000 for the nine months ended September 30, 2007. This was an $113,000 increase compared to the $75,000 provision for income taxes recorded for the nine months ended September 30, 2006. At September 30, 2007 we had federal and California income tax net operating loss carryforwards of approximately $62 million and $12 million, respectively. We believe Section 382 of the Internal Revenue Code will significantly limit utilization of the net operating loss carryforwards but have not yet quantified the extent of the limitation. The difference between the federal and California net tax operating loss carryforwards is primarily attributable to the percentage limitation on the carryover of net operating losses for California income tax purposes. The federal and California tax loss carryforwards will begin to expire in 2007 and 2008, respectively, unless previously utilized. We have provided a 100% valuation allowance against the related deferred tax assets as realization of such tax benefits is uncertain.

Results of Discontinued Operations

Nine Months Ended September 30, 2007 and September 30, 2006

Effective March 30, 2007, we sold certain assets of NTN Wireless for $2.4 million resulting in a gain of approximately $396,000. Effective October 24, 2007, we sold certain intellectual property assets of Software Solutions for $215,000. Additionally, pursuant to a separate agreement with a customer, we will discontinue the outsourced software development we have been providing to that customer and receive $50,000 in exchange for the release of the non-solicitation terms of the original contract. In addition, we determined to wind down our professional help desk and support and maintenance services as we fulfill our obligations under existing customer agreements. We expect to record a one-time net gain of approximately $40,000 related to the sale of the intellectual property. We expect to incur additional expenses until the wind-down is complete.

Discontinued operations for the nine months ended September 30, 2007 generated a net loss of $349,000 compared to a net loss of $386,000 for the nine months ended September 30, 2006. The operating results of the discontinued operations for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
	2007	2006
Operating revenues	$4,414,000	$8,326,000
Operating expenses	5,127,000	$8,700,000

Operating loss	(713,000)	(374,000)
Gain on sale of assets	396,000	—
Other	(3,000)	—
Income tax expense	29,000	12,000

Loss from discontinued operations, net of tax	$(349,000)	$(386,000)

Adjusted EBITDA – Consolidated Operations

Earnings before interest, taxes, depreciation and amortization, non-cash stock based compensation and payments, and a non-cash charge related to a write off of capitalized license rights, or Adjusted EBITDA, is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States (GAAP). Nor should Adjusted EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. Adjusted EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization, stock based compensation and impairment charges in comparison to their GAAP earnings or loss

Adjusted EBITDA decreased $1,880,000 to $1,495,000 for the nine months ended September 30, 2007, from an Adjusted EBITDA of $3,375,000 for the nine months ended September 30, 2006. The following table reconciles our net loss per GAAP to Adjusted EBITDA:

	Nine Months Ended September 30,
	2007	2006
Net loss per GAAP	$(3,106,000)	$(1,835,000)
Interest (income) expense, net	(227,000)	10,000
Depreciation and amortization	2,998,000	3,548,000
Non-cash stock based compensation	505,000	912,000
Non-cash charges related to impairments	1,108,000	—
Unrealized loss on investment available-for-sale	—	652,000
Income tax expense	217,000	88,000

Adjusted EBITDA	$1,495,000	$3,375,000

On a segment basis, our segments generated Adjusted EBITDA levels as follows:

	Nine Months Ended September 30, 2007
	Entertainment		Hospitality		Total
	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless
Net income (loss) per GAAP	$(1,392,000)	$(1,365,000)	$(796,000)	$447,000	$(3,106,000)
Interest income, net	(227,000)	—	—	—	(227,000)
Depreciation and amortization	2,607,000	391,000	—	—	2,998,000
Non-cash stock based compensation	439,000	14,000	50,000	2,000	505,000
Non-cash charges related to impairments	37,000	1,071,000	—	—	1,108,000
Income tax expense	188,000	—	—	29,000	217,000

Adjusted EBITDA	$1,652,000	$111,000	$(746,000)	$478,000	$1,495,000

	Nine Months Ended September 30, 2006
	Entertainment		Hospitality		Total
	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless
Net income (loss) per GAAP	$(635,000)	$(814,000)	$(957,000)	$571,000	$(1,835,000)
Interest expense, net	7,000	3,000	—	—	10,000
Depreciation and amortization	2,832,000	416,000	250,000	50,000	3,548,000
Non-cash stock based compensation	747,000	66,000	83,000	16,000	912,000
Unrealized loss on investment available-for-sale	652,000	—	—	—	652,000
Income tax expense	76,000	—	—	12,000	88,000

Adjusted EBITDA	$3,679,000	$(329,000)	$(624,000)	$649,000	$3,375,000

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had cash and cash equivalents of approximately $10,771,000 and working capital (current assets in excess of current liabilities) of approximately $9,422,000 compared to cash and cash equivalents of $8,774,000 and working capital of $8,329,000 as of December 31, 2006. For the nine months ended September 30, 2007 and 2006, net cash provided by continuing operations was $1,163,000, and $4,058,000, respectively. The decrease in cash generated from operations was due primarily to a decrease in revenues and a decrease in accounts payable related to timing of payments. Additionally, deferred revenue decreased $658,000 as we earned development services and subscription revenue during the first nine months of 2007 in excess of current period deferrals.

For the nine months ended September 30, 2007 net cash provided by investing activities was $1,784,000 compared to net cash used in investing activities totaling $1,557,000 for the nine months ended September 30, 2006. The change in cash flows from investing activities compared to 2006 was primarily due to reduced capital expenditures associated with playmakers and proceeds received from the sale of certain assets of the NTN Wireless business.

For the nine months ended September 30, 2007 net cash used in financing activities was $184,000 compared to $558,000 for the nine months ended September 30, 2006. The change in cash flows from financing activities is due primarily to repurchases of our common stock of $444,000 under the Stock Repurchase Plan approved by our Board of Directors in April 2007, which authorizes to repurchase up to a maximum of $3,500,000 of our Common Stock from time to time in the open market at prevailing market prices or in privately negotiated transactions over an eighteen month period. The effect of these repurchases was offset by proceeds from the exercise of stock options and warrants. Additionally, during the nine months ended September 30, 2006, $700,000 was used to repay our line of credit which was paid in full in April 2006.

We believe existing cash and equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for the foreseeable future. We have no debt obligations other than capital leases and we do not expect to incur debt in 2007.

We currently anticipate investing approximately $300,000 during the fourth quarter of 2007 for capital equipment necessary to support future growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales, competition and technological developments as well as subscriber conversions from satellite to broadband. We also expect to incur additional expenses until the wind-down of our discontinued operation is complete.

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

The Company’s policy for recording interest associated with audits is to record such items as a component of interest expense before taxes. Penalties are recorded as penalty expense as a component of selling, general and administrative expenses, in the statement of operations. For the three and nine months ended September 30, 2007, the Company did not incur any interest or penalties associated with income tax audits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Investments available for sale. We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 2006, we owned common stock of an Australian gaming technology, eBet Limited (eBet), that is subject to market risk. We performed an evaluation in the second quarter of 2006 and concluded that the decline in value of this investment was other-than-temporary and recognized an impairment loss of $652,000 to reflect the investment at its fair value which was trading at AUD $0.09. We currently hold available-for-sale 2,518,260 shares of eBet. Our original cost basis in the eBet shares is AUD$0.50 per share. As of September 30, 2007, eBet’s stock traded at AUD $0.14. Unrealized gains and losses due to market fluctuations in the investment are recorded as other comprehensive income on our consolidated balance. This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates which would impact the value of the investment.

Short-term Investments. Our interest income is sensitive to changes in the general level of U.S. and Canadian interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is 30 days. A 1% change in interest rates would have an effect of approximately $94,000 for a one year period.

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

We anticipate that approximately 10% of our revenues for 2007 will be derived from a single customer (a national chain together with its franchises). If our relationship with this customer is terminated, we may be unable to replace all or a significant portion of lost revenues which could materially and adversely affect our business and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2007, our Board of Directors approved the repurchase of up to $3.5 million of our Common Stock. These repurchases may be made from time to time over an 18 month period in the open market or in privately negotiated transactions, depending upon market conditions and other factors. As of September 30, 2007, the Company purchased approximately 454,000 shares for a total of $444,000.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit Index

Exhibit No.	Description

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date:	November 9, 2007	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer (As Principal Financial and Accounting Officer)