Form 10-K
period 2007-12-31
NTN BUZZTIME INC
filed 2008-03-26
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2007, computed by reference to the closing sale price of the common stock on the American Stock Exchange on June 30, 2007, was approximately $43.5 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 1, 2008, Registrant had 55,636,352 shares of common stock outstanding.

Documents Incorporated by Reference.

The information required by Part III of this report to the extent not set forth herein, is incorporated by reference to the Registrant’s proxy statement relating to the annual meeting of stockholders to be held on or about May 30, 2008.

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

Unless otherwise indicated, references herein to “Buzztime”, “NTN,” “we,” “us” and “our” refer to NTN Buzztime, Inc. and its consolidated subsidiaries. NTN Buzztime, Inc. was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. We changed our name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

We own several trademarks and consider the Buzztime and Play Along TV trademarks to be among our most valuable assets.

Overview

We have been in the business of providing compelling, multi-point social interactive entertainment for more than 20 years. Our interactive entertainment is distributed in-home and out-of-home across broadband platforms including online, cable TV, satellite TV and in approximately 3,900 restaurants, sports bars and pubs throughout North America and the United Kingdom. Our entertainment is also available in the form of games and books sold at the retail level.

Historically we have operated principally through two operating divisions: Entertainment and Hospitality. The Hospitality division has now been either sold or discontinued as of December 31, 2007. Our core business representing our continuing operation has historically been referred to as the Entertainment Division and is now more commonly referred to as “Buzztime.” The Entertainment Division is comprised of the out-of-home Buzztime Interactive Television Network, also referred to as the Buzztime iTV Network or iTV Network and Buzztime Distribution.

Currently, the iTV Network is the operating segment focused on the distribution of our interactive promotional television game network to primarily hospitality venues such as restaurants, sports bars and pubs.

Buzztime Distribution distributes the Company’s content and technology to other third-party consumer platforms including cable television, satellite television, internet, retail games and books.

Our Strategy

As we continue to focus on our core business, our strategy is to increase the distribution of our brand of social interactive entertainment both out-of-home and in-home to drive revenue growth through increased subscription revenues and increased advertising revenue.

Key elements of our strategy to accomplish our business objectives include the following:

Grow out-of-home network

Our plans to grow our out-of-home network include the following:

•

Expand product offerings. With the emergence of out-of-home digital media, we plan to leverage our 20 year history in what has now become commonly known as “digital signage” to expand our offerings. We believe we have the technology, content aggregation and creative capabilities to deliver a compelling offering to all types of customers not only in the hospitality industry but other markets as well. In the hospitality market today we currently have a three tier offering each of which includes interactivity aimed at engaging and entertaining patrons. We believe there is a market to expand our products to include non-interactive applications that are designed to promote our customers’ brands and deliver merchandising messages in an entertaining format. These offerings may include variations of video libraries of unique content that we produce or acquire to meet customer preferences that also complement their brand identities. We believe that expanding our product offerings to more effectively meet the needs of our subscribing sites, advertisers and audience will enable us to be successful in increasing new site sales and expanding into vertical markets.

•

Improve the entertainment value of our content. We expect to increase game play, grow our player and audience community, improve customer retention and increase site sales by continuing to improve the entertainment value of our games and our content. As such, we plan to begin porting all of our content and games to a more robust and visually rich platform. We also plan to regularly introduce new titles that are fun, engaging and relevant aimed at attracting new demographics and increasing our audience and overall viewership.

•

Increase level of activity in promotions/competitions and marketing efforts. We intend to continue to build the Buzztime brand into an increasingly popular entertainment experience for people who are looking for competition, social interaction and entertainment. As in 2007, we plan to continue to invest in our field marketing support activities to continue to drive on-premise participation and game play through local events, endorsements, tournaments, championships and prizing, all promoted in local media. We will also expand on our rookie program launched in April 2007, which is designed to educate our subscribers on our offering and engage them in using our Buzztime system to drive traffic to their locations and build a loyal Buzztime player base. Additionally, we plan to leverage our player web site at www.players.buzztime.com through online viral marketing, online trivia challenges and direct-to-consumer grassroots marketing designed to drive additional interest, excitement and traffic for our games and our venues. We believe that these initiatives will play a significant role in improving our customer retention and increasing sales to new customers.

•

Continue to focus on national key accounts. Currently, national accounts represent approximately 28% of our total subscriber base. We believe we have significant opportunities to grow this segment by offering customized solutions. These solutions will be aimed at addressing the revenue, promotional, branding and operational needs of these unique customers.

Grow advertising revenue

We believe we are well positioned to capitalize on the emerging opportunity in out-of-home media in order to drive significant advertising revenue in 2008 and beyond. Our current out-of-home venues operate in approximately 200 designated market areas across the United States providing advertisers broad coverage and/or the ability to target a combination of locations and markets. In addition to adding internal resources dedicated to direct advertising sales, we have expanded our channels of distribution by partnering on a nonexclusive basis with multiple advertising agencies and advertising networks. Additionally, we have begun important audience measurement studies led by a well known and respected audience validation company that is intended to provide independent justification that advertisers require. We intend to stay at the forefront of the out-of-home advertising industry and we will continue to actively participate in key industry affiliations including the Out-of-home Video Advertising Bureau (OVAB).

Increase distribution of the Buzztime-branded content

Buzztime games are currently available for free to approximately 350,000 digital cable subscribers in eight cable systems in the United States including Comcast and Blue Ridge Communications. Buzztime games are available via satellite through Echostar DISH and Bell Canada ExpressVu on a premium subscription basis.

We intend to broaden Buzztime’s interactive entertainment business and provide more access points for current players and a new generation of viewers. During 2008, we plan to launch an interactive broadband distribution targeting the online experience through our own web presence and also through partner websites and viral distribution. Our internet product will combine our casual games with rich media and interactive broadband video to create a compelling next generation entertainment experience.

Operating Segments and Geographic Areas

Financial information for each of our business segments during the last two fiscal years is contained in our consolidated financial statements included elsewhere in this report (see Note 22).

The following table presents the geographic breakdown of our revenue for the last two fiscal years.

	Year Ended December 31,
	2007	2006
United States	86%	85%
Canada	13%	14%
United Kingdom	1%	1%

The following table presents the geographic breakdown of our long-lived assets for our last two fiscal years.

	Year Ended December 31,
	2007	2006
United States	54%	67%
Canada	43%	32%
United Kingdom	3%	1%

The Entertainment Division

Buzztime iTV Network Segment

The out-of-home Buzztime iTV Network has maintained a unique and preemptive position in the hospitality industry for over 20 years as a promotional platform providing interactive entertainment to patrons in restaurants and sports bars (hospitality venues). Approximately 84% of our current consolidated revenues are derived from this segment as we receive recurring service fees from subscribing hospitality venues (Network subscribers) and advertising revenues.

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

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of December 31, 2007, we had 3,490

United States Network subscribers, 322 Canadian subscribers and 65 U.K. subscribers. Approximately 28% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s, Bennigan’s Irish Grill, Applebee’s and Damon’s Grill.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime iTV Network also earns revenue from advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime iTV Network’s 3,877 venues.

Technology

In 2005 we launched a new technology platform that is now installed in all new subscribing hospitality venues. The new platform, called iTV2, allows two channels of Buzztime entertainment programming to be electronically delivered to each location. This has enabled channel one to remain as a primarily trivia-based offering to our long-time loyal players while channel two is devoted to new content such as Texas Hold’em, Buzztime Billiards and Crazy Golf. Like its single channel predecessor technology, called DITV (Digital Interactive Television), iTV2 uses the latest Windows-based multimedia capabilities, resulting in enhanced, high-resolution graphics and full-motion video. Both iTV2 and DITV technology allow advertisers to use existing video footage in their ads on the Buzztime iTV Network. As of December 31, 2007, approximately 77% of the sites had iTV2 technology while 23% had DITV.

The Buzztime iTV Network sends and receives data to our site servers via several methods: FM2 (one-way satellite), Very Small Aperture Technology, known as VSAT or two-way satellite, and DSL broadband. As of December 31, 2007, 17% of our sites were connected through FM2, 27% of our sites were connected through VSAT and 56% of our sites were connected through DSL broadband.

With the exception of our wireless Playmakers, each system installed at a hospitality location is assembled from off-the-shelf components available from a variety of sources. The unique software driving our on-site servers was developed in-house and software releases are carefully managed over our unique network. We are responsible for the installation and maintenance of each system, which we continue to own.

End User “Playmaker” Devices

Our iTV2 system uses a 900 MHz wireless Playmaker, a hand-held 900 MHz radio frequency device with a monochrome LCD display and sealed keypad, used to enter choices and selections by players. The product is manufactured by a non-affiliated manufacturer in Taiwan. Our Playmakers are a rugged combination of hardware and firmware optimized for hospitality environments. There are no breakable exterior components. We developed a more advanced 2.4 GHz Playmaker that we began offering to customers selecting a higher priced package during 2007.

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

Game Content and Promotion

Our primary product is the distribution of a variety of multi-player interactive games that entertain and challenge a player’s skill and knowledge while prompting the customer of the hospitality venue to stay longer, spend more money and return more often.

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

Sports Games

We have developed and produced a number of interactive sports games over the past 20 years. Most of these are under genres we term Predict the Play® sports games. Predict the Play sports games call for participants to predict the outcome of events before they happen, primarily in an intensive play-by-play method. Our lead game in this category is QB1, a live, play-along football game in which players predict the outcome of each play broadcast within professional and collegiate football games. We have held a license with the NFL for over 20 years in conjunction with QB1 in the hospitality marketplace, and have developed a following of thousands of loyal players who participate weekly in our customer’s hospitality venues during football season.

In addition to our Predict the Play games, we offer a series of pre-event prediction games. Odds On asks players to predict the outcome of a wide range of sporting events that will be taking place in the near future. Players are awarded points based on the probability of specific outcome. Race Day consists of two game play components: one predictive before the race and one trivia during the race. Points from both elements are added together for a final score. Brackets asks players to predict the outcome of all 65 games of the NCAA Men’s Basketball tournament.

Turn Based Games

In 2005 with the launch of our second channel of programming, we released a series of new turn based games. The new programming is designed with today’s young adults in mind, and primary products include multi-player card games Blackjack and Texas Hold’em poker as well as a miniature golf game (Crazy Golf) and a billiards game (Cutthroat). Programming on this channel is developed to secure subscription contracts with new hospitality venues that might not be attracted to our core trivia and sports products, as well as retaining existing hospitality venues with the expanded content offering by driving a broader group of consumers into our subscribing venues, based on varied tastes in interactive entertainment.

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

Competition

We face direct competition in hospitality venues and face competition for total entertainment dollars in the marketplace. Competing forms of entertainment provided in public venues include music-based systems, live entertainment, cable and pay-per-view programming, coin-operated single-player games/amusements and traffic-building promotions like happy hour specials and buffets. However, none of the alternatives provide the combination of live sports and trivia entertainment distributed for 15 hours per day, 365 days per year. Many of these competitive systems require some involvement by the venue staff to be successful.

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

We sell the network primarily through direct sales employees organized by regions throughout the United States and Canada. A portion of our sales are made through independent dealers and representatives. Our sales cycle varies by customer type, and is generally longer for national accounts than independent subscribers. Generally, sales are made telephonically rather than in person.

Buzztime iTV Significant Customer

Our customers are diverse and vary in size as well as location. For the years ended December 31, 2007 and 2006, we generated approximately 11% and 9%, respectively, of revenue from a single national chain, Buffalo Wild Wings, together with its franchises. As of December 31, 2007 and 2006, approximately $193,000 and $81,000, respectively, was included in accounts receivable from this customer.

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

Principal Products/Services and Distribution

Buzztime Distribution creates, develops, produces and distributes single-player and multi-player games for both one-way and two-way consumer platforms with a primary focus on interactive casual games played on the television. The games are designed for broad audiences and include trivia quiz shows, real-time sports prediction games that are played along with live sporting events, multi-player card and billiard games as well as single-player card, arcade, puzzle and board games. The games are distributed through several platforms including the Buzztime iTV Network, cable television, satellite television, home electronic games, cards and books.

Sales and Marketing

Sales and marketing efforts for Buzztime Distribution have been focused on gaining distribution of our games and technology primarily in North America to cable and satellite operators in North America, broadband providers, new interactive consumer platforms, retail game products and mobile phone technology. For the cable systems that are deployed, we operate regular competitions and promotions to drive consumer awareness and usage of our games. Our business model is supported by strong market demand for compelling multi-player content on emerging interactive consumer platforms and the proven success of our content and brand on the Buzztime iTV Network.

Key revenue drivers include the deployment of enabling technology for interactive cable television systems, adoption of interactive television services in the home, the ability to either charge the distributors for receiving the Buzztime content and technology or the consumer for its use, and the ability to leverage our multi-player, multiplatform technology to create differentiation for distributors, players and advertisers.

Equipment

The primary product that Buzztime Distribution produces is software code and graphics that enable the Buzztime games. For networked distribution such as cable television and satellite television, we primarily rely on the distribution partners’ technology for distribution of our games to the end users. These partners maintain their own receiving, translation and re-broadcasting equipment as part of the normal business. Buzztime Distribution maintains server facilities in Carlsbad, California, and a co-located facility in Orange County, California. For cable television distribution, Buzztime Distribution may install a computer in the local cable system facility (head-end) to host its technology and games. For retail trivia games, such as the Buzztime Home Trivia system from Cadaco, and the Buzztime Trivia Books Series from Square One Publishers, the licensing partners are responsible for all equipment necessary for those specific platforms.

Competition

Our Buzztime Distribution segment faces significant competition which we expect to increase over the foreseeable future. On a broad basis, the consumer has, and will continue to have, many options for electronic entertainment and game play. Within each network or platform through which Buzztime Distribution distributes, there are numerous options for entertainment. For example, there are hundreds of channels of programming on cable and satellite television. Specifically within the games category, there are hundreds of game producers that produce thousands of games for interactive platforms such as the internet, game consoles and mobile devices.

There are also numerous game companies developing various games specifically for interactive television platforms such as those that Buzztime Distribution is either operating on or has plans to operate on. In addition, there is significant competition among the cable, satellite, telephone, game console and other retail interactive companies for control of the interactive customer in the home.

The Hospitality Division

We have determined that the operations of the Hospitality Division were not a strategic fit with our core business and committed to a divestiture plan. These operations have been reclassified as discontinued operations for all periods presented. On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development it was providing. We are continuing to wind down the professional help desk and support and maintenance services as we fulfill our obligations under existing customer agreements.

NTN Wireless Segment

NTN Wireless earned revenue from the sale of on-site wireless paging products primarily to restaurants but also hospitals, church and synagogue nurseries, salons, business offices and retail establishments in North America. In restaurants, these products were provided to customers while waiting for a table and activated to let them know when their table is ready, as well as to restaurant staff to alert them to certain issues, such as when hot food is ready to be served.

The Product

NTN Wireless offered a complete line of on-site wireless communication management products, including GuestCall® and ServerCall® paging systems, repair and replacement programs for pagers, and transmitters, which could be used in conjunction with seating management software. On-site paging systems consisted of guest paging systems designed to improve the wait time for hospitality guests and server paging systems designed to alert servers when prepared food is ready to be served. Our guest paging system, GuestCall, was comprised of a tabletop transmitter and between 30 and 70 individual pagers that were distributed to guests upon arrival. The server paging system, ServerCall, was made up of a transmitter located in the kitchen area, and between 12 and 36 individual pagers for the wait staff. Both systems could vibrate, flash or both to indicate that either the table or food is ready. We also sold our paging products into non-hospitality vertical markets such as retail stores, hospitals and churches.

Software Solutions Segment

Software Solutions generated revenue from the licensing of proprietary seating management and reservation management systems software to restaurants, casinos and other venues. Software Solutions also provided professional help desk services and outsourced software development and support and maintenance services to Domino’s Pizza and their franchisees and other quick service restaurant locations.

The Product

Our Software Solutions group provided a database-driven reservation management solution as well as a table management/waitlist management solution. Both solutions targeted the specific operational and reporting requirements of the food service industry minimizing the costs and level of expertise required to manage the guest experience while providing greater intelligence about the customer base. The primary Software Solutions products were Prohost and RSViP®.

Prohost was our guest and seating management application that coordinated all activities with guests, tables, and servers and integrates to point-of-sale solutions and NTN Wireless. Prohost also assisted restaurant managers by providing flash operational data, many operational alerts and staff performance reporting.

RSViP was a reservations management solution designed to accept advance reservations for single or multiple locations. RSViP was a client/server application which connects multiple users in a restaurant to a central database server. With RSViP, reservations could be centralized for restaurant groups, made by phone, through the web, and on public or private websites.

Professional Services

In addition to software development, Software Solutions provided professional services to its customers and partners including software support, hardware configuration, systems staging, deployment, and training services. In addition to co-developing Domino’s Pizza’s Pulse POS (point-of-sale) system, Software Solutions provided Help Desk services to include all levels of support.

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

As of December 31, 2007, we owned one U.S. patent covering certain aspects of technology related to an interactive learning system, which expires in 2017. We filed two utility conversion applications in 2007 and one PCT application. In additions, we filed two new provisional applications and one utility application.

We consider the Buzztime and Play Along TV trademarks and our many related trademarks to be valuable assets and have registered these trademarks in the United States and aggressively seek to protect them. Our flagship game titles, Countdown and Showdown are also protected under United States copyright registrations.

We are party to a license agreement with NFL Enterprises L.P. This NFL agreement grants us rights to utilize the trademarks and logos of the NFL member teams and leagues in connection with production and distribution of our QB1 interactive game on the Buzztime Network in the United States and Canada. Under the terms of our license, the NFL has granted us data broadcast rights to conduct our QB1 interactive games on the Buzztime Network in conjunction with the broadcast of NFL football games. During 2007, we renewed our license agreement with the NFL for the 2007—2008 season.

Government Contracts

We provide our content distribution services through the Buzztime Network to colleges, universities and a small number of government agencies, typically military base recreation units. However, the number of government customers is small compared to our overall customer base. We provide our products and services to government agencies under contracts with substantially the same terms and conditions as are in place with other non-government customers.

Research and Development

During 2007 and 2006, we incurred approximately $145,000 and $207,000, respectively, related to research and development projects, including projects performed by outside consultants.

Government Regulations

The cost of compliance with federal, state and local laws has not had a material effect on our capital expenditures, earnings or competitive position to date. On June 16, 1998, we received approval from the Federal Communications Commission for our 900 MHz Playmakers. The 900 MHz Playmaker is an integral component of our network. The multi-player card games offered on the Buzztime Network may be restricted in some jurisdictions; the laws and regulations governing distribution of card games are subject to interpretations in each jurisdiction.

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the industry of interactive television products. Although there are currently few such laws and regulations, state and federal governments may adopt laws and regulations that address issues such as:

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

In addition, we operate games of chance and, in some instances, award prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require any form of monetary payment. We also operate interactive card games, such as Texas Hold’em poker and Blackjack. These card games are restricted in several jurisdictions. The laws and regulations that govern these games, however, are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in all of the jurisdictions in which we offer our games. If such changes were to happen, we may find it necessary to eliminate, modify or cancel certain components of our products, which could result in additional development costs and/or the possible loss of revenue.

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

Employees

As of March 1, 2008, we employed approximately 169 people on a full-time basis and 34 people on a part-time basis. We also utilize independent contractors for specific projects and hire as many as 30 seasonal employees as needed to produce our play-along sports games during various professional and collegiate sports seasons. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

ITEM 1A. Risk	Factors

Risk Factors That May Affect Our Business

Our business, results of operation and financial condition could be adversely affected by a number of factors, including the following:

We have experienced significant losses, and we may incur significant losses in the future.

We have a history of significant losses, including net losses of $5,026,000 in 2007 and $4,773,000 in 2006, and an accumulated deficit of $98,870,000 as of December 31, 2007. We may also incur future operating and net losses, due in part to expenditures required to implement our business strategies. Despite significant expenditures, we may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

Our success depends on our ability to grow our out-of-home Buzztime iTV Network revenue and implement our other business strategies.

We expect to derive a significant portion of our revenue for at least the next several years from our out-of-home Buzztime iTV Network. Accordingly, our success depends on our ability to increase market awareness and encourage the adoption of the Buzztime brand and our iTV game service among establishments such as restaurants, sports bars, taverns and pubs, and within the interactive game player community. Our success also depends on our ability to increase customer retention. We may not be able to leverage our resources to expand awareness of and demand for our iTV game service. In addition, our efforts to improve our game platform and content may not succeed in generating additional demand for our products within the player community or strengthening the loyalty and retention of our existing customers. The degree of market adoption of Buzztime will depend on many factors, including consumer preferences, the availability and quality of competing products and services, and our ability to leverage our brand.

Our success also depends on our ability to implement our other business strategies, which include improving our product segmentation, focusing on national accounts and growing our advertising revenue. The implementation of these strategies will require us to dedicate significant resources to, among other things, expanding our product offerings, customizing our products and services to meet the unique needs of our national accounts and expanding and improving our advertising efforts. We may be unable to implement these strategies as currently planned.

We must compete effectively within the highly competitive interactive games and entertainment industries.

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

Our network programming competes generally with broadcast television, direct satellite programming, pay-per-view, other content offered on cable television and other forms of entertainment. Some of our current and potential competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as content development and programming, research and development, strategic acquisitions, alliances, joint ventures and sales and marketing. As a result, these current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or consumer preferences.

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

If we do not compete successfully in the development of new products and keep pace with rapid technological change, we will be unable to achieve profitability or sustain a meaningful market position. The interactive entertainment and game industry is highly competitive and subject to rapid technological changes. We are aware of other companies that are introducing interactive game products on various platforms that allow players to compete across the nation. Some of these companies may have substantially greater financial resources and organizational capital than we do, which could allow them to identify or better exhibit emerging trends and market opportunities. In addition, changes in customer tastes may render our Buzztime iTV network and its content obsolete or noncompetitive.

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

Many of our products and services are targeted at the interactive gaming and entertainment market in the hospitality industry. As a result, sales of our products and services will require that consumers have sufficient disposable income and leisure time. Adverse changes in the economy may cause our customers to reassess their spending choices and choose less expensive entertainment options over our products and services, or may reduce demand for interactive entertainment activities in general. A shift of this nature could impair our ability to generate sales and could harm our business, financial condition and results of operations.

If intellectual property law and practice do not adequately protect our proprietary rights and intellectual property, our business could be seriously damaged.

We rely on a combination of trademarks, copyrights, patents and trade secret laws to protect our proprietary rights in our products. We believe that the success of our business also depends on such factors as the technical expertise, innovative skills, marketing and capabilities of our employees. It is our policy that all employees and consultants sign non-disclosure agreements and assignment of invention agreements. Our competitors and former employees and consultants may, however, misappropriate our technology or independently develop technologies that are as good as, or better than ours. Our competitors may also challenge or circumvent our proprietary rights. If we have to initiate or defend against an infringement claim to protect our proprietary rights, the litigation over such claims could be time-consuming and costly to us, adversely affecting our financial condition.

From time to time, we hire or retain employees or external consultants who may have worked for other companies developing products similar to those that we offer. These other employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such litigation could prevent us from exploiting our proprietary portfolio and cause us to incur substantial costs, which in turn could materially adversely affect our business. As of December 31, 2007, we owned one U.S. patent covering certain aspects of technology related to an interactive learning system. This patent will expire in 2017. We filed two utility conversion applications in 2007 and one PCT application. In additions, we filed two new provisional applications and one utility application. Our pending patent applications and any future applications might not be approved. Moreover, our patents might not provide us with competitive advantages. Third parties might challenge our patents. In addition, patents held by third parties might have an adverse effect on our ability to do business. Furthermore, third parties might independently develop similar products, duplicate our products or, to the extent patents are issued to us, design around those patents. Others may have filed and, in the future may file, patent applications that are similar or identical to ours. Such third-party patent applications might have priority over our patent applications. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such interference proceedings could result in substantial cost to us.

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

In addition, we operate games of chance and, in some instances, award prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require any form of monetary payment. We also operate interactive card games, such as Texas Hold’em poker and Blackjack. These card games are restricted in several jurisdictions. The laws and regulations that govern these games, however, are subject to differing interpretations in each jurisdiction and are subject to legislative and regulatory change in all of the jurisdictions in which we offer our games. If such changes were to happen, we may find it necessary to eliminate, modify or cancel certain components of our products, which could result in additional development costs and/or the possible loss of revenue.

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

Our business requires experienced programmers, creative designers, application developers and sales and marketing personnel. Our success will depend on identifying, hiring, training and retaining such experienced and knowledgeable professionals. We must recruit talented professionals in order for our business to grow. There is significant competition for employees with the skills required to develop the products and perform the services we offer. We may be unable to attract a sufficient number of qualified employees in the future to sustain and grow our business, and we may not be successful in motivating and retaining the employees we are able to attract. If we cannot attract, motivate and retain qualified technical and sales and marketing professionals, our business, financial condition and results of operations will suffer. The Company does have key person life insurance for the Chief Executive Officer.

We have incurred significant net operating loss carryforwards that we believe we will not be able to fully use.

As of December 31, 2007 and 2006 we have federal income tax net operating loss carryforwards of approximately $63,000,000 and $61,000,000, respectively, which will begin to expire in 2008, unless previously utilized. As of December 31, 2007 and 2006 we have state income tax net operating loss carryforwards of approximately $14,500,000 and $12,000,000, respectively, which will begin to expire in 2008, unless previously utilized. We believe that our ability to utilize our net operating loss carryforwards may be substantially restricted by the limitations of Section 382 of the Internal Revenue Code which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available carryforwards. To date we have not quantified the potential impact of these limitations.

Foreign currency exchange rate fluctuations and trade barriers could harm our business.

We operate the Buzztime iTV Network in the United Kingdom and Canada. Since service fees and operating expenses from both our Canadian and United Kingdom subsidiaries are recognized in their local currencies, our financial results could be significantly affected by large fluctuations in foreign currency exchange rates or by weak economic conditions in foreign markets. To the extent we attempt to expand our sales efforts in international markets, we may also face difficulties in staffing and managing foreign operations, longer payment cycles and problems with collecting accounts receivable and increased risks of piracy and limits on our ability to enforce our intellectual property rights. If we are unable to adequately address the risks of doing business abroad, our business, financial condition and results of operations may be harmed.

Communication failures with our subscriber locations could result in the cancellation of subscribers and a decrease in our revenues.

We rely on both satellite and telephone systems to communicate with our subscriber locations. We currently transmit the majority of our data to our hospitality customer sites via DSL connectivity and, to a lesser extent, via PanAmSat’s Galaxy IIIR satellite. As of December 31, 2007, 56% of our sites were connected by DSL and 44% of our sites were connected by satellite. An interruption in communications with our subscriber locations under either system could decrease customer loyalty and satisfaction and result in a cancellation of our services.

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

Risk Factors Associated with our Common Stock

Our common stock could be delisted or suspended from trading on the American Stock Exchange (AMEX) if we fail to maintain compliance with continued listing criteria.

AMEX will normally consider suspending dealings in, or removing from the list, securities selling for a substantial period of time at a low price per share if the issuer fails to affect a reverse split of such stock within a reasonable time after being notified that AMEX deems such action to be appropriate under the circumstances. While AMEX does not provide bright line minimum share price standards for continued listing, we believe that a price less than $1.00 per share for a substantial period of time may be investigated. Our common stock has traded at below $1.00 per share since July 16, 2007.

If we are unable to comply with AMEX’s continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from AMEX. Alternatively, in order to avoid delisting by AMEX, we may be required to affect a reverse split of our common stock. The delisting of our common stock from AMEX may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

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

Additionally, our certificate of incorporation and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

•	authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of the common stock;

•	prohibit stockholders from filling Board vacancies, calling special stockholder meetings, or taking action by written consent;

•	prohibit our stockholders from making certain changes to our bylaws except with 66 2/3% stockholder approval; and

•	require advance written notice of stockholder proposals and director nominations.

These provisions could discourage third parties from taking control of our company. Such provisions may also impede a transaction in which you could receive a premium over then current market prices and your ability to approve a transaction that you consider in your best interest.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our Restated Certificate of Incorporation, Restated Bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by the then-current Board, including delay or impede a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board could cause the market price of our common stock to decline.

Future sales of our common stock reserved for issuance pursuant to stock option and warrant exercises may adversely affect the market price of our common stock.

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of December 31, 2007, there were approximately 7,781,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at weighted-average exercise prices ranging from $0.53 to $4.50 per share. As of December 31, 2007, there were also outstanding warrants to purchase an aggregate of approximately 903,000 shares of common stock at weighted-average exercise prices ranging from $0.77 to $3.91 per share.

These outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions because the holders of the options and warrants may exercise these securities when we are attempting to raise additional capital through a new offering of securities at a price per share that exceeds the exercise price of such options and warrants. To the extent the trading price of our common stock at the time of exercise of any of our outstanding options or warrants exceeds the exercise price, such exercise will have a dilutive effect on our stockholders.

ITEM 1B. Unresolved	Staff Comments

Not applicable.

ITEM 2.	Properties

We lease approximately 41,000 square feet of office and warehouse space at 5966 La Place Court, Carlsbad, California, for our corporate headquarters. In October 2005, we entered into an amendment to our lease agreement whereby we extended the term of the lease through June 2011.

We lease approximately 5,000 square feet of office space in Arlington, Texas, for operation of our Software Solutions segment. In November 2007, we entered into an amendment to our lease agreement whereby we extended the term of the lease through December 2008 with the right to terminate the lease with 90 days written notice.

We operated our Canadian operations in approximately 5,400 square feet of office and warehouse space in Toronto, Ontario, Canada, under a lease expiring in December 2014. In April 2007, we entered into a sublease agreement to rent the space to a subtenant for the remaining period of the lease. In March 2007, we relocated our Canadian operations to a new location and entered into a new lease agreement to lease approximately 1,500 square feet which expires February 2009.

The facilities that we lease are suitable for our current needs and are considered adequate to support expected growth.

ITEM 3.	Legal Proceedings

We are subject to litigation from time to time in the ordinary course of its business. There can be no assurance that any or all of the following claims will be decided in our favor and we are not insured against all claims made. During the pendency of such claims, we will continue to incur the costs of its legal defense. Other than set forth below, there is no material litigation pending or threatened against the Company.

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

We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of iTV Network sites, began a sales tax audit. It concluded that our services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. We have objected to this approach since our services are provided to the consumers for free as a promotional service, which we believe falls outside the definition of amusement services as defined by the Texas Tax Code. In August 2006, we received a written response from the State Attorney’s office indicating that the State now agrees that our services do not constitute taxable amusement services. However, the State adopted a new position whereby it has concluded that we provide taxable cable television services. We continue to believe that we provide interactive game services for the purpose of providing a vehicle for its customers to promote their businesses. We also believe that these services fall outside of the definition of cable broadcast services as defined by the Texas Tax Code. We have filed a request for a hearing with the Texas State Comptroller’s office. However, due to procedural changes within the department, a date has not yet been determined. We are currently undergoing sales tax audits in several States. Management has considered the likely outcome of these contingent liabilities. Based on our assessment, we have recorded an $883,000 sales tax reserve which is included in our accrued liability account.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote by security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the American Stock Exchange (AMEX) under the symbol “NTN.” Set forth below are the high and low sales prices for the common stock as reported by the AMEX for the two most recent fiscal years:

	Common Stock
	Low	High
2007
First Quarter	$1.12	$1.57
Second Quarter	1.01	1.25
Third Quarter	.75	1.03
Fourth Quarter	.48	.95

2006
First Quarter	$1.37	$1.64
Second Quarter	1.40	1.89
Third Quarter	1.16	1.52
Fourth Quarter	1.21	1.46

On March 11, 2008, the closing price for our common stock as reported on the AMEX was $0.50 and there were approximately 1,165 holders of record.

To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of our Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for our growth. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

We have 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2007 we issued approximately 16,000 common shares for payment of these dividends.

In April 2007, our Board of Directors approved the repurchase of up to $3.5 million of our Common Stock. These repurchases may be made from time to time over an 18 month period in the open market or in privately negotiated transactions, depending upon market conditions and other factors.

Stock repurchase activity under this Board authorization from April 2007 through December 31, 2007 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 1007 through June 30, 2007	—	$—	—	$3,500,000
July 1, 2007 through September 30, 2007	454,000	$.98	454,000	$3,046,000
October 1, 2007 through December 31, 2007	—	—	—	$3,046,000

Total	454,000	$.98	454,000

ITEM 6.	Selected Financial Data

Not Applicable.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Our actual results may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled “Risk Factors” in Item 1A, and other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement.

Overview

We operate principally through four business segments that form two operating divisions: Entertainment and Hospitality. The Entertainment Division is comprised of the Buzztime Interactive Television Network, also referred to as Buzztime iTV Network or iTV Network, and Buzztime Distribution which was formerly known as Buzztime Entertainment, Inc.

The Buzztime iTV Network has maintained a unique and preemptive position in the hospitality industry for over 20 years as a promotional platform providing interactive entertainment to patrons in restaurants and sports bars (hospitality venues). Approximately 84% of our current consolidated revenues are derived from this segment as we receive recurring service fees from subscribing hospitality venues (Network subscribers) and advertising revenues.

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

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of December 31, 2007, we had 3,490 United States Network subscribers, 322 Canadian subscribers and 65 U.K. subscribers. Approximately 28% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGIFriday’s, Bennigan’s Irish Grill, Applebee’s and Damon’s Grill.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime iTV Network also earns revenue from advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime iTV Network’s 3,877 venues.

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

Buzztime Distribution leverages our single and multi-player casual games, related technology, brand and marketing reach in order to create incremental licensing revenue from cable television, satellite television, home electronic games, cards and books. The game content is designed for broad audiences and includes trivia quiz shows, real-time sports prediction games that are played along with live televised sporting events, multi-player card and billiard games as well as single-player card, arcade, puzzle and board games.

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

The Hospitality Division is comprised of NTN Wireless, and Software Solutions, Inc. NTN Wireless produced and distributed guest and server paging systems to restaurants and other markets. Software Solutions primarily developed and distributed customer management software to manage reservations and table service in restaurants. Software Solutions also provided professional help desk services and outsourced software development and support and maintenance services to Domino’s Pizza franchisees.

During the fourth quarter of 2006, we determined that the operations of the Hospitality Division were not a strategic fit with our core business and committed to a divestiture plan. These operations have been reclassified as discontinued operations for all periods presented. On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development it was providing. We are continuing to wind down the professional help desk and support and maintenance services as we fulfill our obligations under existing customer agreements. We anticipate the dissolution of the professional help desk and support and maintenance services to be completed by June 2008.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses resulting from nonpayment by our customers. We analyze historical collection trends, customer concentrations and creditworthiness, economic trends and anticipated changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts for specific and general risks. Additional reserves may also be established if specific customers’ balances are identified as potentially uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Broadcast Equipment and Fixed Assets—Broadcast equipment and fixed assets are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation of broadcast equipment and fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

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

Investments—SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, and Emerging Issues Task Force (EITF) issue No. 03-01, Other Than Temporary Impairments, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook of the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investor conditions deteriorate, we may incur future impairments.

In November 2005, the FASB issued Staff Position (“FSP”) No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. During the second quarter of 2006, we recognized an impairment loss of relating to our investment in common stock of an Australian company to reflect such investment available-for-sale at its fair value. Since then, the investment has increased $173,000 as of December 31, 2006, however, for the period ending December 31, 2007 the value of the investment has decreased $73,000 and is recorded as other comprehensive income on our consolidated balance sheet (See Note 19).

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In accordance with SFAS No. 144, we assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

We performed our annual test for goodwill impairment by calculating the fair values for NTN Canada, Inc., as of September 30, 2007 and for Software Solutions and NTN Canada, Inc., as of September 30, 2006, and for NTN Wireless as of December 31, 2006. The valuation methods employed to determine the fair value for NTN Canada, Inc. as of September 30, 2007 were (1) the market approach—guideline company method, (2) the market approach—guideline transaction method and (3) the income approach—discounted cash flow method.

The market approach—guideline company method compares the business unit to guideline publicly traded companies. Valuation multiples are calculated from selected guideline companies to provide an indication of how much current investors in the marketplace are willing to pay for a company with similar characteristics. The valuation multiples are adjusted based on strengths and weaknesses of the business unit under review relative to the selected guideline companies. The market approach—guideline transaction method employs the same method as with the market approach—guideline company method, however, multiples are based on actual transactions that have taken place in the business unit’s industry. The income approach—discounted cash flow method discounts projected cash flows and the terminal value at a rate of return that reflects the estimated degree of risk.

Management considers market conditions, new product offerings, pricing and selling strategies, revenue growth rates and additional investment needed to achieve these growth rates. We believe the projections are reasonable based on existing operations and prospective business opportunities. The resulting indicated value from each approach is weighted equally and added to interest bearing debt to arrive at the indicated fair market value of the invested capital. The resulting value is compared against the carrying value of equity after interest bearing debt to determine impairment.

Revenue Recognition—Our Entertainment Division recognizes revenue from recurring service fees earned from our Network subscribers, advertising revenues, distribution and licensing fees from its Buzztime-branded content and related technology to interactive consumer platforms. To the extent these arrangements contain multiple deliverables, we evaluate the criteria in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. Arrangements for the transmission of our Buzztime iTV Network contain two deliverables: the installation of equipment and the transmission of our network content for which we receive monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis over 36 months, the estimated life of the customer relationship in accordance with SAB No. 104, Revenue Recognition. As a result, installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

In addition, the direct expenses of the installation, commissions, setup and training are being deferred and amortized on a straight-line basis and are classified as deferred costs on the accompanying consolidated balance sheets. The amortization period is 36 months for deferred direct costs that are of an amount that is less than or equal to the deferred revenue for the related contract. For costs that exceed the deferred revenue the amortization period is the initial term of the contract, in accordance with SAB Topic 13(A)(3)(f), Nonrefundable Up-Front Fees, which is generally one year.

Prior to 2007, all of our deferred direct costs were amortized over the estimated average life of the relevant contracts, 36 months, to properly match the revenues and respective direct costs in accordance with the provisions of FTB No. 90-1. However, during 2007, we changed our method of accounting for deferred direct costs to comply with SAB Topic 13(A)(3)(f). As a result, we changed our policy to amortize deferred direct costs that exceed deferred revenue on an individual contract basis from three years to one year, which is the initial contract period. Additionally, in cases where an upfront installation fee was waived, we had incrementally allocated a portion of the monthly billed subscription fee to deferred revenue as we billed the customer over the initial contract period, and amortized the deferred revenue over the average life of the contract of three years. We have revised our policy to discontinue deferring a portion of the subscription fee in cases where no upfront installation fee was charged.

Advertising and royalty revenues are recognized when all material services or conditions relating to the transaction have been performed or satisfied.

Revenues recognized from our Hospitality Division include revenues from NTN Wireless consisting primarily of sales for wireless paging equipment to restaurants and other hospitality locations and revenues earned from Software Solutions from licensing of seating management and reservation systems software, help desk services, outsourced software development and support and maintenance services. The operations of the Hospitality division have been substantially discontinued as of December 31, 2007.

Revenues from NTN Wireless were recognized upon the shipment of equipment to the customer. Revenues from Software Solutions were recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. Software license fee revenue was recognized when persuasive evidence of an arrangement existed, delivery of the product had occurred at the customer’s location, the fee was fixed or determinable and collection was probable—provided that vendor specific evidence exists for any undelivered elements, namely annual support and maintenance. Along with the basic software license, customers were provided post-contract support (PCS) for an additional fee, which was based on a stipulated percentage of the license fee. PCS consisted of technical support as well as unspecified software upgrades and releases when and if made available by us during the term of the support period. If, at the outset of an arrangement, we determined that the arrangement fee was not fixed or determinable, revenue was deferred until the arrangement fee became due. If, at the outset of an arrangement, we determined that collectability was not probable, revenue was deferred until the earlier of when collectability became probable or when payment was received. If an arrangement allowed for customer acceptance, revenue was not recognized until the earlier of receipt of customer acceptance or expiration of the acceptance period. Additionally, we provided consulting and training services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services were generally recognized as the services were performed.

Software Development Costs—We capitalize costs related to the development of certain software products for the Entertainment Division in accordance with SOP No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Amortization of costs related to interactive programs is recognized on a straight-line basis over three years. Amortization expense relating to capitalized software development costs totaled $357,000 and $292,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, approximately $388,000 and $215,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the year ended December 31, 2007, and determined to abandon various software development projects that we determined were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $143,000 was recognized which was included in our direct operating costs.

Website Development Costs—We capitalize web site development costs in accordance with EITF Issue No. 00-02, Accounting for Web Site Development Costs, and SOP No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Costs incurred during the planning and operating stages are expensed as incurred while costs incurred during the web site application and infrastructure development stage are capitalized and amortized on a straight-line basis over their expected useful life of three years. These costs are included in software development costs on the accompanying consolidated balance sheets.

Stock Based Compensation—Effective January 1, 2006, we adopted SFAS No. 123R, Share Based Payment, using the modified prospective transition method. Under this transition method, periods prior to December 31, 2005 are not restated and compensation expense for all share-based awards outstanding as of the adoption date is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The valuation provisions of SFAS No. 123R apply to new share-based awards granted subsequent to December 31, 2005.

We estimate the fair value of our stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R, SAB No. 107, Share-Based Payment. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported as selling, general and administrative based upon the departments to which substantially all of the associated employees report.

We used the historical stock price volatility as an input to value our stock options under SFAS No. 123R and in accordance with SFAS No. 123 for purposes of our pro forma information. The expected term of our stock options represents the period of time options are expected to be outstanding, and is based on observed historical exercise patterns for our company, which we believe are indicative of future exercise behavior. For the risk-free interest rate, we use the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on NTN’s history and expectation of dividend payouts.

The following weighted average assumptions were used for grants issued during 2007 and 2006 under the SFAS No. 123R requirements:

	2007	2006
Risk-free interest rate	3.3%-5.3%	4.3%-5.1%
Expected volatility	49.8%-60.2%	58.4%-67.6%
Weighted-average risk-free rate	4.57%	4.96%
Weighted-average volatility	56.28%	63.6%
Dividend yield	0.0%	0.0%
Expected life	5.0 years	5.0 years

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. For the year ended December 31, 2007 and 2006, we estimated a 4.58% and 2.0% annual forfeiture rate. Stock-based compensation expense for employees in 2007 and 2006 was $462,000 and $1,184,000, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In June 2006, FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We have reviewed our tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for the income taxes required.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosure for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. We do not expect our adoption of SFAS No. 157 in fiscal year 2008 to have a material impact on our results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 141R, a revision of SFAS No. 141, Business Combinations, which applies to all acquiring entities. This Statement establishes principles and requirements for how the acquirer is to recognize and measure in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and how to recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Also, in December 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51, Consolidated Financial Statements, which applies to all entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The statement requires entities that have noncontrolling interests to clearly identify in the financial statements their noncontrolling interest and the respective net income. Additionally, the provision requires that all changes in ownership of noncontrolling interests be treated as equity transactions and any subsidiaries that are deconsolidated are required to be measured at fair value and such valuation is to be used in determining the gain or loss on the deconsolidation. This Statement is applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We currently do not have any noncontrolling interests in our subsidiaries.

Other—We do not have any of the following:

•	Off-balance sheet arrangements except for purchase orders, purchase commitments and operating leases (see Note 14 of our consolidated financial statements included elsewhere in this report);

•	Certain trading activities that include non-exchange traded contracts accounted for at fair value or speculative or hedging instruments; or

•

Relationships and transactions with persons or entities that derive benefits from any non-independent relationship other than the related party transactions discussed in Note 18 of our consolidated financial statements included elsewhere in this report.

Results of Operations

Change in Reporting Format

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

Results of Continuing Operations

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Continuing operations, which consists of the Entertainment division, generated a loss of $4,291,000 for the year ended 2007 compared to a loss of $1,511,000 for the year ended 2006.

Revenue

Entertainment Division revenue decreased $2,443,000 or 7%, to $30,542,000 in 2007 from $32,985,000 in 2006. Revenues from the two operating segments of the Entertainment division for 2007 and 2006 are as follows:

	For the year ended December 31,
	2007	2006
Buzztime iTV Network	$29,826,000	$32,180,000
Buzztime Distribution	716,000	805,000

Total Revenue of Division	$30,542,000	$32,985,000

Buzztime iTV Network revenue decreased $2,354,000 or 7%, to $29,826,000 in 2007 from $32,180,000 in 2006, primarily due to a decrease in the subscription fees of approximately $1,460,000 as a result of a decrease in average billable sites, a loss of revenue related to the divested interactive events business totaling approximately $412,000 and a decrease in advertising of approximately $502,000. Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers As of December 31,
	2007	2006
United States	3,490	3,629
Canada	322	355
United Kingdom	65	55

Total	3,877	4,039

Buzztime Distribution revenues decreased $89,000, or 11%, to $716,000 in 2007 from $805,000 in 2006. The decrease was primarily attributed to a decrease in royalties related to retail and mobile products and services.

Direct Costs and Gross Margin

Entertainment Division direct operating costs decreased $870,000 to $9,159,000 in 2007 from $10,029,000 in 2006. Gross margin as a percentage of revenues was 70% for the years ended December 31, 2007 and 2006. The following table compares the direct costs and gross margins for the two segments within the Entertainment Division for 2007 and 2006:

	For the year ended December 31,
	2007	2006
Buzztime iTV Network:
Revenues	$29,826,000	$32,180,000
Direct Costs	8,676,000	9,534,000

Gross Margin	$21,150,000	$22,646,000
Gross Margin Percentage	71%	70%
Buzztime Distribution:
Revenues	$716,000	$805,000
Direct Costs	483,000	495,000

Gross Margin	$233,000	$310,000
Gross Margin Percentage	33%	39%

Buzztime iTV Network direct operating costs decreased $858,000 or 9% to $8,676,000 in 2007 from $9,534,000 in 2006, which resulted in an improvement in the gross margin percentage. Gross margin as a percentage of revenue for Buzztime iTV Network increased to 71% for the year ended December 31, 2007 from 70% for the year ended December 31, 2006. The improvement in the gross margin was primarily due to decreases in service fees of $221,000, freight costs of $223,000, communication costs of $106,000, and equipment repair costs of $168,000. These reductions were due to a combination of cost savings, operational efficiencies and a decrease in billable sites. Additionally, depreciation expense decreased $223,000 due to a decrease in capital expenditures over the last year and assets becoming fully depreciated. Direct costs were further reduced by gains recognized from equipment sales in the amount of approximately $325,000.

Buzztime Distribution direct operating costs decreased $12,000 or 2% to $483,000 in 2007 from $495,000 in 2006. The decrease in direct costs is due to a decrease in direct salaries of $50,000 as resources were transferred to the Buzztime iTV Network division and a reduction in amortization of $60,000 mainly due to the write off of a capitalized license agreement. These reductions were offset by an impairment charge of $103,000 due to the write off of various software development projects that we determined were no longer a current strategic fit or for which we determined that the marketability of the content had decreased.

Impairment of Capitalized License

During the third quarter of 2007, we performed an evaluation of our capitalized license agreement which would have been up for renewal in May 2008. We determined that the intangible asset related to selected technology and content licensed from Media General was impaired. In May 2003, in connection with an investment Media General made in us, we issued 666,667 shares of unregistered shares of our common stock for this license. The original license was for five years with an option to renew. At that time, we had intended to renew for the additional five year period in part related to our plans to deploy the games relating to this license as a premium subscription tier to the Buzztime cable channel. As of September 30, 2007, we determined that the license agreement was no longer a strategic fit and did not renew it. Therefore, we incurred a loss on impairment equal to the remaining net book value of the capitalized license agreement of approximately $968,000 during the third quarter of 2007.

Selling, General and Administrative Expenses

Entertainment division selling, general and administrative expenses increased $792,000 or 3%, to $23,585,000 in 2007 from $22,793,000 in 2006. The following table compares the selling, general and administrative expenses for each of the two segments within the Entertainment Division for 2007 and 2006:

	For the year ended December 31,
	2007	2006
Buzztime iTV Network	$23,016,000	$21,441,000
Buzztime Distribution	569,000	1,352,000

Total Entertainment Division	$23,585,000	$22,793,000

Buzztime iTV Network selling, general and administrative expenses increased $1,575,000 or 7% to $23,016,000 in 2007 from $21,441,000 in 2006. The increase in selling, general and administrative expenses is primarily due to an increase in salaries and benefits of $1,786,000, marketing expenses of $1,413,000, tax expenses of $227,000 and consulting expenses of $355,000. Offsetting the increase in salaries and benefits is a savings of $360,000 related to the restructuring of the Canadian operation which was completed in the first quarter of 2007 that involved the termination of employment for six employees. Additionally, selling, general and administrative expenses for 2006 included and a one-time severance charge totaling $435,000 associated with the departure of the Company’s former CEO.

The increase in salaries and benefits and consultants is due to an increase in the Buzztime iTV Network work force in sales, content/programming, marketing, human resources, business development and finance. Marketing expenses increased as we continue to invest in sales and retention efforts to grow the business.

The increases in salaries and benefits, marketing expenses, tax expenses and consulting expenses were offset by decreases in stock-based compensation of $573,000, temporary labor of $293,000, professional fees of $806,000, and bad debt expense of $194,000. Stock-based compensation expense decreased due to the combination of options becoming fully vested, and a reduction in the issuance of stock option grants. Professional fees were lower primarily due to a reduction in professional services relating to audit fees and Sarbanes-Oxley compliance efforts. Also, facility costs are lower due to savings in lease expenses related to the restructuring of the Canadian operation which involved relocating the operation to a smaller facility and subleasing the existing facility. Selling, general and administrative expenses were further reduced by an increase in capitalizing salaries of $216,000 relating to additional software development.

Buzztime Distribution’s selling, general and administrative expenses decreased $783,000 or 58% to $569,000 in 2007 from $1,352,000 in 2006, primarily due to a decrease in salaries and benefits of approximately $585,000 and stock-based compensation of approximately $79,000 due to a transfer of resources to the iTV Network division, a decrease in marketing expenses of $221,000 due to a reduction in trade show participation and a reduction of facilities expenses of $55,000. These reductions were offset by an increase of $122,000 in salary expense that was not capitalized due to the completion of software development projects.

Depreciation and amortization

Entertainment division depreciation and amortization not related to direct operating costs decreased $109,000, or 16%, to $566,000 in 2007 from $675,000 in 2006, due to a decrease in capital expenditures and certain assets becoming fully depreciated.

Interest Income and Expense

Entertainment division interest income increased $222,000 to $347,000 in 2007 from $125,000 in 2006, due to the increasing average cash balance and investment of the funds in securities bearing a higher interest rate than the previous year.

Entertainment division interest expense decreased $83,000 to $30,000 in 2007 from $113,000 in 2006, due to various capitalized leases expiring and a reduction in our line of credit during the second quarter of 2006.

Impairment on Investments Held for Sale

We performed an evaluation at the end of the second quarter in 2006 and concluded that the decline in value of our investment eBet Limited, an Australian gaming technology corporation, was other-than-temporary and incurred an impairment loss of to reflect the investment at its fair value. Since then, the investment has increased $173,000 as of December 31, 2006, however, for the period ending December 31, 2007 the value of the investment has decreased $73,000 and is recorded as other comprehensive income on our consolidated balance sheet (See Note 19).

Income Taxes

We expect to report a U.S. tax loss for the year ended December 31, 2007. We expect that we will not incur federal tax liability; however, we will likely incur state tax liability. We also expect to pay income taxes in Canada due to the profitability of our NTN Canada subsidiary. As a result, we recorded a tax provision of $338,000 for the year ended December 31, 2007. This was an $186,000 increase compared to the $152,000 provision for income taxes recorded for the year ended December 31, 2006. At December 31, 2007 we had federal and California income tax net operating loss carryforwards of approximately $63 million and $14.5 million, respectively. We believe Section 382 of the Internal Revenue Code will significantly limit utilization of the net operating loss carryforwards but have not yet quantified the extent of the limitation. The difference between the federal and California net tax operating loss carryforwards is primarily attributable to the percentage limitation on the carryover of net operating losses for California income tax purposes. The federal and California tax loss carryforwards will begin to expire in 2008 unless previously utilized. We have provided a 100% valuation allowance against the related deferred tax assets as realization of such tax benefits is uncertain.

Results of Discontinued Operations

Year Ended December 31, 2007 compared to the Year Ended December 31, 2006

Discontinued operations generated a loss of $735,000 for the year ended December 31, 2007 compared to a loss of $3,262,000 for the year ended December 31, 2006. The operating results of the discontinued operations are as follows for 2007 and 2006:

	For the year ended December 31,
	2007	2006
Operating revenues	$4,825,000	$10,936,000
Operating expenses	5,919,000	11,467,000
Operating loss	(1,094,000)	(531,000)
Goodwill impairment	—	(2,234,000)
Intangible impairment	—	(478,000)
Other income	388,000	—

Loss before income taxes	(706,000)	(3,243,000)
Income tax expense	29,000	19,000

Loss from discontinued operations, net of tax	$(735,000)	$(3,262,000)

In November 2006, we began to actively pursue the sale of our Hospitality division comprised of NTN Wireless and Software Solutions. In the fourth quarter of 2006, we applied the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain of our assets which were held for sale. SFAS No. 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and that we cease depreciation, depletion and amortization. As of December 31, 2006, the Hospitality division’s assets have been classified as held for sale and the respective assets were revalued as of December 31, 2006. Depreciation on these assets ceased effective December 31, 2006. Additionally, corporate expenses previously allocated to the discontinued operations have been reclassified to Buzztime iTV in accordance with SFAS No. 144.

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development it was providing. We continue to wind down the professional help desk and support and maintenance services as we fulfill our obligations under existing customer agreements. The intellectual property sold constituted substantially all of the remaining operating assets of our Hospitality Division, which had originally consisted of our Software Solutions and Wireless. We have accounted for our Hospitality Division as a reportable segment but we have presented its operations as discontinued operations since the fourth quarter of 2006. We recognized approximately $65,000 in other income related to discontinuing the outsourcing of software development and a loss of approximately $62,000 for the sale of our intellectual property assets. We anticipate the dissolution of the professional help desk and support and maintenance services to be completed by June 2008.

We accounted for the dissolution of the help desk and support and maintenance operation pursuant to the provisions of Statement of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to disposing a business segment. Severance for involuntary employee terminations is expensed over the requisite service period in which it is earned, as certain employees are required to continue to render service until we have fulfilled our obligations under existing customer contracts. Moving, relocation and other associated costs related to the dissolution are expensed as incurred. Severance for involuntary employee terminations was approximately $56,000 and approximately $37,000 was accrued as of December 31, 2007. We expect to complete the utilization of the reserve related to the dissolution by April 2008. We also expect to incur additional expenses of approximately $643,000 for relocating the division’s furniture and equipment to the corporate office and maintaining the operation until we have satisfied our obligations under existing customer agreements.

Adjusted EBITDA—Consolidated Operations

Earnings before interest, taxes, depreciation and amortization, non-cash stock-based compensation and non-cash asset impairment charges (“Adjusted EBITDA”) is not intended to represent a measure of performance in accordance with accounting principles generally accepted in the United States (“GAAP”). Nor should Adjusted EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. Adjusted EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like NTN that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings.

The following table reconciles our consolidated net loss per GAAP to Adjusted EBITDA:

	For the year ended December 31,
	2007	2006
Adjusted EBITDA Calculation
Net loss per GAAP	$(5,026,000)	$(4,773,000)
Interest (income) expense, net	(317,000)	(12,000)
Depreciation and amortization	3,932,000	4,722,000
Non-cash stock-based compensation	490,000	1,227,000
Non-cash asset impairment charges	1,111,000	3,364,000
Income taxes	361,000	171,000

Adjusted EBITDA	$551,000	$4,699,000

On a segment basis, our segments generated Adjusted EBITDA levels as presented below:

($000)	For the year ended December 31, 2007
Adjusted EBITDA Calculation:	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless	Total
Net income (loss) per GAAP	$(2,879)	$(1,412)	$(1,244)	$509	$(5,026)

Interest income, net	(317)	—	—	—	(317)
Depreciation and amortization	3,473	459	—	—	3,932
Stock-based compensation	425	14	49	2	490
Non-cash asset impairment charge	40	1,071	—	—	1,111
Income taxes	332	—	—	29	361

Adjusted EBITDA	$1,074	$132	$(1,195)	$540	$551

($000)	For the year ended December 31, 2006
Adjusted EBITDA Calculation:	Buzztime iTV Network	Buzztime Distribution	Software Solutions	NTN Wireless	Total
Net income (loss) per GAAP	$(328)	$(1,183)	$(3,913)	$651	$(4,773)

Interest income, net	(15)	3	—	—	(12)
Depreciation and amortization	3,766	559	330	67	4,722
Non-cash stock based compensation	998	93	116	20	1,227
Non-cash asset impairment charge	652	—	2,712	—	3,364
Income taxes	152	—	—	19	171

Adjusted EBITDA	$5,225	$(528)	$(755)	$757	$4,699

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosure for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. We do not expect our adoption of SFAS No. 157 in fiscal year 2008 to have a material impact on our results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 141R, a revision of SFAS No. 141, Business Combinations, which applies to all acquiring entities. This Statement establishes principles and requirements for how the acquirer is to recognize and measure in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and how to recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Also, in December 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51, Consolidated Financial Statements, which applies to all entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The statement requires entities that have noncontrolling interests to clearly identify in the financial statements their noncontrolling interest and the respective net income. Additionally, the provision requires that all changes in ownership of noncontrolling interests be treated as equity transactions and any subsidiaries that are deconsolidated are required to be measured at fair value and such valuation is to be used in determining the gain or loss on the deconsolidation. This Statement is applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We currently do not have any noncontrolling interests in our subsidiaries.

Liquidity and Capital Resources

As of December 31, 2007, we had cash and cash equivalents of $10,273,000 and working capital (current assets in excess of current liabilities) of $7,698,000 compared to cash and cash equivalents of $8,774,000 and working capital of $7,262,000 as of December 31, 2006. Net cash provided by continuing operations was $834,000 in 2007 compared to net cash provided by operating activities of $5,689,000 in 2006. The decrease in cash generated from operations was primarily due to a significant increase in the operating loss and, to a lesser extent, due to a decrease in accounts payable related to timing of payments. Additionally, deferred revenue decreased $1,054,000 during 2007 as the Company earned development services and subscription revenue in excess of current period deferrals. Cash used by discontinued operations was $1,616,000 in 2007 compared to cash provided by discontinued operations of $23,000 in 2006.

Net cash provided by investing activities was $1,763,000 in 2007 compared to net cash used in investing activities of $2,239,000 in 2006. The change in cash flows from investing activities compared to 2006 was primarily due to reduced capital expenditures associated with playmakers, proceeds received from the sale of certain assets due to the divestitures of our Hospitality Division, and proceeds received from the sale of equipment and various other assets.

We currently anticipate investing approximately $3.0 million to $3.5 million in 2008 for software development, equipment purchases and infrastructure improvements. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales, competition and technological developments as well as subscriber conversions from satellite to broadband.

Net cash used by financing activities was $207,000 in 2007 compared to net cash used of $599,000 in 2006. Included in net cash used by financing activities in 2007 were payments for the repurchase of our common stock of $444,000 under the Stock Repurchase Plan approved by our Board of Directors in April 2007. The effect of these repurchases was offset by proceeds from the exercise of stock options and warrants. Additionally, in April 2006, we used $700,000 to repay in full our line of credit.

We believe existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for at least the next 12 months. We have no debt obligations other than capital leases and we do not expect to incur debt in 2008.

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

We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 2007, we owned common stock of an Australian company that is subject to market risk. We performed an evaluation in the second quarter of 2006 and concluded that the decline in value of this investment was other-than-temporary and recognized an impairment loss of $652,000 to reflect the investment at its fair value. Since then, the investment has increased $173,000 as of December 31, 2006, however, for the period ending December 31, 2007 the value of the investment has decreased $73,000 and is recorded as other comprehensive income on our consolidated balance sheet (see Note 19).

This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates which would impact the value of the investment.

Our interest income is sensitive to changes in the general level of U.S. and Canadian interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average redemption period of our investment portfolio is 30 days. A 1% change in interest rates would have an effect of approximately $79,000 for a one year period.

We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

We do not have any derivative financial instruments, nor do we have any speculative or hedging instruments.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

See “Index to Consolidated Financial Statements and Schedule” on page F-1 for a listing of the Consolidated Financial Statements and Schedule filed with this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

ITEM 9A(T).    Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not Applicable.

PART III

MANAGEMENT

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers:

Name	Age (1)	Position(s) Held
Dario L. Santana	52	Chief Executive Officer
Kendra Berger	41	Chief Financial Officer
Mariana Danilovic	45	Executive Vice President of Business Development
Jake Tauber	61	Executive Vice President of Content and Marketing
John Gaffney	50	Senior Vice President of Product Management

(1)	As of March 1, 2008.

The following biographical information is furnished with respect to our other executive officers:

Dario L. Santana was appointed as a Director and as our President and Chief Executive Officer in July 2006. Prior to joining our Company, Mr. Santana served from August 2003 to July 2006 as President of Tyco Fire & Security—Latin America, a services and technology company. From October 2002 to August 2003, Mr. Santana served as the Vice President of Corporate Sourcing for Tyco International, Inc. Prior to joining Tyco in October 2002, from May 2000 to October 2002, Mr. Santana was the President and Chief Operating Officer of Aerocast, Inc., a streaming media start-up, which delivered entertainment quality video to the broadband enabled home. Mr. Santana also held executive positions at General Instrument/Motorola Broadband from 1992 until 2000. He holds an MBA from the Harvard Business School and an engineering degree from Purdue University.

Kendra Berger was appointed our Chief Financial Officer and Secretary in August 2006. Ms. Berger served on our Board of Directors and as Chairperson of our Audit Committee from July 2005 until August 2006. Most recently she was the Executive Director of Finance and Controller of Nventa Biopharmaceuticals Corporation and formerly was the Vice President, Finance and Controller of Discovery Partners International, Inc. Both Nventa Biopharmaceuticals and Discovery Partners International, Inc. are publicly traded companies. Prior to joining Discovery Partners International, Inc. in 2001, Ms. Berger was the Chief Financial Officer of our Company. She is a licensed CPA.

Mariana Danilovic was appointed our Executive Vice President of Business Development in August 2007. From 2006 to 2007, Ms. Danilovic served as the Vice President of Business Development for Media Zone, a broadband video company. She founded and directed Hollywood Portfolio, LLC in 2002, which operated several digital media companies. She also founded and directed the Digital Media Incubator at KPMG, LLP, which developed numerous entertainment and digital media companies. Her experience includes management positions with Mandalay Entertainment, Sony Pictures Entertainment, and Twentieth Century Fox International Television Group. She holds an MBA from the Anderson Graduate School of Management at UCLA and a bachelor’s degree from the University of California, San Diego.

Jake Tauber was appointed our Executive Vice President of Content and Marketing in September 2007. From 2002 to 2007, Mr. Tauber operated a consulting practice specializing in entertainment content development, television production, organizational development, marketing and promotion for international and domestic networks and broadcasters. Prior to operating a consulting practice, Mr. Tauber served as Executive Vice President of the Game Show Network, a cable network channel. He also served as a development executive at 20th Century Fox and NBC. His experience includes the creation and production of numerous game, talk and reality television shows and pilots for ESPN, Disney, Nickelodeon, NBC, and CBS.

John Gaffney was appointed our Senior Vice President of Product Management in February 2008. From 2005 to 2008, he was the Chief Technology Officer for SiteLab International, Inc., a search engine marketing firm. From 2004 to 2005, Mr. Gaffney served as Area Vice President of Solutions Marketing for Peregrine Systems, Inc., from 2002 to 2003 he was Vice President of Marketing for Akonix Systems, Inc., both developers of enterprise information technology software. He also held management positions at Aptex Software, Inc., Adobe Systems, Inc., and Computer Associates. He holds a bachelors degree in technical communication from the University of Florida.

Information responsive to Part III, Item 10 is included in the definitive Proxy Statement to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Election of Directors” and “Executive Officers” and is incorporated herein by reference.

ITEM 11.	Executive Compensation

Information responsive to Part III, Item 11 is included in the definitive Proxy Statement to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Compensation Discussion and Analysis” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, Item 12 is included in the definitive Proxy Statement to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to Part III, Item 13 is included in the definitive Proxy Statement to be filed by Registrant with the SEC pursuant to Regulation 14A, under the captions therein entitled “Certain Relationships,” “Related Transactions,” and “Executive Compensation—Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

Principal Accounting Firm Fees

The Audit Committee has reviewed the advisability and acceptability of utilizing our external auditor Mayer Hoffman McCann P.C. for non-audit services. In reviewing this area, the Committee focused on the ability of the external auditor to maintain independence. Based on input from management and a review of procedures established within the external audit firm, the Committee found that it is both advisable and acceptable to employ the external auditor for certain limited non-audit services, from time-to-time. The audit Committee reviewed and approved all services to be provided by Mayer Hoffman McCann P.C. before the firm was retained.

The Audit Committee pre-approved the estimated audit fees for fiscal year 2007 and related quarterly reviews prior to commencement of the audit services.

Audit Fees

We incurred fees for fiscal years 2007 and 2006 audits and quarterly reviews in an aggregate amount of $115,000 and $499,000 to Haskell & White, LLP.

We will incur fees for fiscal year 2007 audit and the third quarter review in an aggregate amount of $303,000 to Mayer Hoffman McCann P.C.

Audit-Related Fees

Aggregate fees billed by Haskell & White, LLP for other audit-related services for fiscal year 2007 were $8,000. There were no other audit-related services performed for fiscal year 2006.

Tax Fees

There were no aggregate fees billed and paid for tax services for fiscal years 2007 and 2006 to Haskell & White, LLP or Mayer Hoffman McCann P.C.

All Other Fees

Other aggregate fees billed and paid to Haskell & White, LLP for fiscal year 2007 were $1,000. There were no other services performed by Haskell & White, LLP for the fiscal year 2006 or by Mayer Hoffman McCann P.C. for fiscal year 2007.

PART IV

ITEM 15.	Exhibits, Consolidated Financial Statement Schedules

(a) The following documents are filed as a part of this report:

Consolidated Financial Statements and Schedule. The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements and Schedule” on page F-1.

Exhibits. The following exhibits are filed as a part of this report:

INDEX TO EXHIBITS

Exhibit	Description
2.1	Asset Purchase Agreement, dated as of March 29, 2007, by and among the Company, NTN Wireless Communications, Inc. and HME Wireless, Inc. (20)

2.2	Asset Purchase Agreement dated as of October 25, 2007 among the Company, NTN Software Solutions, Inc. and ESP Systems, LLC (24)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (2)

3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (5)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 22, 2000 (6)

3.4	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated March 24, 2000 (6)

3.5	By-laws of the Company (As Amended and Restated effective February 21, 2007 and as further amended effective December 18, 2007) (1)

3.6	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated May 27, 2003 (11)

3.7	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated October 20, 2005 (16)

3.8	Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated December 27, 2005 (16)

4.1	Specimen Common Stock Certificate (7)

4.2*	Stock Option Agreement, dated October 7, 1998, by and between NTN Communications, Inc. and Stanley B. Kinsey (3)

4.3*	Stock Option Agreement, dated October 7, 1999, by and between NTN Communications, Inc. and Stanley B. Kinsey (4)

4.4*	Stock Option Agreement, dated January 26, 2001, by and between NTN Communications, Inc. and Stanley B. Kinsey (9)

4.5	Warrant Certificate issued January 13, 2003 by NTN Communications, Inc. to Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (13)

4.6	NTN Investor Rights Agreement, dated May 7, 2003, by and between NTN Communications, Inc. and Media General, Inc. (12)

4.7	Buzztime Investor Rights Agreement, dated May 7, 2003, by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (12)

Exhibit	Description

4.8	Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (12)

4.9	Form of Common Stock Purchase Warrant by and between Roth Capital Partners, LLC and NTN Communications, Inc. (10)

4.10*	NTN Communications, Inc. 2004 Performance Incentive Plan (15)

4.11*	Stock Option Agreement, dated June 28, 2005, by and between NTN Communications, Inc. and Stanley B. Kinsey (16)

4.12*	Form of Stock Option Agreement between NTN Buzztime, Inc. and Dario Santana (17)

10.1	Subscription Agreement dated January 13, 2003 between NTN Communications, Inc. and Robert M. and Marjie Bennett, Trustees The Bennett Family Trust dated 11-17-86 (13)

10.2	Securities Purchase Agreement dated May 5, 2003 by and among NTN Communications, Inc., Buzztime Entertainment, Inc. and Media General, Inc. (12)

10.3	Office Lease, dated July 17, 2000, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (8)

10.4	First Amendment to Lease, dated October 4, 2005, between Prentiss Properties Acquisition Partners, L.P. and NTN Communications, Inc. (16)

10.5*	Employment Agreement, dated June 7, 2006, by and between NTN Buzztime, Inc. and Dario Santana (17)

10.6*	2006 Incentive Bonus Plan (17)

10.7	Severance Agreement and General Release of all Claims, dated July 7, 2006, by and between NTN Communications, Inc. and Stanley B. Kinsey (18)

10.8*	2007 Employee Bonus Plan (21)

10.9*	Consulting Agreement between the Company and Victor Tyrone Lam, dated March 31, 2007 (22)

10.10*	Form of Executive Employee Incentive Stock Option Agreement under the NTN Buzztime, Inc. 2004 Performance Incentive Plan (23)

10.11*	Form of Non-Executive Employee Incentive Stock Option Agreement under the NTN Buzztime, Inc. 2004 Performance Incentive Plan (23)

10.12*	Form of Stock Unit Award Agreement under the NTN Buzztime, Inc. 2004 Performance Incentive Plan (23)

10.13*	Form of Initial Director Stock Option Agreement under the NTN Buzztime, Inc. 2004 Performance Incentive Plan (23)

10.14*	Form of Annual Director Stock Option Agreement under the NTN Buzztime, Inc. 2004 Performance Incentive Plan (23)

10.15*	Summary of Non-Employee Director Compensation (23)

14.1	NTN Buzztime, Inc. Code of Ethics (19)

16.1	Letter, dated October 10, 2007, from Haskell & White LLP to the Securities and Exchange Commission regarding change in certifying accountant of NTN (14)

21.1	Subsidiaries of Registrant (1)

23.1	Consent of Haskell & White LLP (1)

23.2	Consent of Mayer Hoffman McCann P.C. (1)

31	Certification of Officers pursuant to Rule 13a-14(a) (1)

32	Certification of Officers pursuant to Rule 13a-14(b) (25)

*	Management Contract or Compensatory Plan.
(1)	Filed herewith.
(2)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference.
(3)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference.
(4)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference.
(5)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on April 5, 2000 and incorporated herein by reference.
(7)	Previously filed as an exhibit to NTN’s registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
(8)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference.
(9)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated by reference.
(10)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.
(12)	Previously filed as an exhibit to NTN’s registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
(13)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.
(14)	Previously filed as an exhibit to NTN’s report on Form 8-K filed October 10, 2007 and incorporated herein by reference.
(15)	Previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed by NTN on September 3, 2004 and incorporated herein by reference.
(16)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on July 12, 2006 and incorporated herein by reference.
(17)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.
(18)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.
(19)	Previously filed as an exhibit to NTN’s report on Form 8-K filed December 8, 2006 and incorporated herein by reference.
(20)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference.
(21)	Previously filed as a description on Form 8-K filed March 16, 2007 and incorporated herein by reference.
(22)	Previously filed as an exhibit to NTN’s report on Form 8-K filed April 4, 2007 and incorporated herein by reference.
(23)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.
(24)	Previously filed as an exhibit to NTN’s report on Form 8-K filed October 31, 2007 and incorporated herein by reference.
(25)	Furnished concurrently herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTN BUZZTIME, INC.

By:	/s/ KENDRA BERGER
Kendra Berger Chief Financial Officer (As Principal Financial and Accounting Officer)

Dated: March 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DARIO L. SANTANA Dario L. Santana	Chief Executive Officer	March 26, 2008

/s/ GARY ARLEN Gary Arlen	Director	March 26, 2008

/s/ BARRY BERGSMAN Barry Bergsman	Director and Chairman	March 26, 2008

/s/ ROBERT B. CLASEN Robert B. Clasen	Director	March 26, 2008

/s/ JOSEPH FARRICIELLI Joseph Farricielli	Director	March 26, 2008

/s/ MICHAEL FLEMING Michael Fleming	Director	March 26, 2008

/s/ KIRK READ Kirk Read	Director	March 26, 2008

NTN BUZZTIME, INC. AND SUBSIDIARIES

(Formerly NTN Communications, Inc. and Subsidiaries)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

NTN Buzztime, Inc.

We have audited the accompanying consolidated balance sheet of NTN Buzztime, Inc. (“the Company”) as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTN Buzztime, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NTN Buzztime, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of NTN Buzztime, Inc. and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2006 information in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ HASKELL & WHITE LLP

Irvine, California

March 12, 2007

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

(In thousands, except share data)

ASSETS	2007	2006
Current Assets:
Cash and cash equivalents	$10,273	$8,774
Restricted cash	55	58
Accounts receivable, net of allowances of $396 and $571, respectively	1,354	1,874
Investment available-for-sale (Note 6)	264	337
Deposits on broadcast equipment	—	381
Prepaid expenses and other current assets	745	908
Assets held for sale (Note 20)	212	2,659

Total current assets	12,903	14,991
Broadcast equipment and fixed assets, net	4,101	5,919
Software development costs, net of accumulated amortization of $1,071 and $1,470, respectively	895	806
Deferred costs	1,204	2,030
Goodwill	1,285	974
Intangible assets, net (Note 5)	318	1,561
Other assets	154	244

Total assets	$20,860	$26,525

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$831	$1,139
Accrued expenses	901	1,282
Sales tax payable	982	763
Accrued salaries	357	475
Accrued vacation	447	401
Income taxes payable	36	53
Obligations under capital leases—current portion (Note 14)	7	349
Deferred revenue	972	1,826
Liabilities of discontinued operations (Note 20)	672	1,441

Total current liabilities	5,205	7,729
Obligations under capital leases, excluding current portion	—	20
Deferred revenue, excluding current portion	87	246

Total liabilities	5,292	7,995
Commitments and contingencies (Notes 14, 15 and 16)

Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at December 31, 2007 and December 31, 2006	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 55,640,000 and 54,633,000 shares issued and outstanding, respectively	277	272
Treasury stock, at cost, 454,000 and zero shares at December 31, 2007 and December 31, 2006, respectively	(444)	—
Additional paid-in capital	112,942	111,617
Accumulated deficit	(98,870)	(93,561)
Accumulated other comprehensive income (Note 19)	1,662	201

Total shareholders’ equity	15,568	18,530

Total liabilities and shareholders’ equity	$20,860	$26,525

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2007 and 2006

(In thousands, except per share amounts)

	2007	2006
Revenues	$30,542	$32,985

Operating expenses:
Direct operating costs of services (includes depreciation of $3,366 and $3,650, respectively)	9,159	10,029
Impairment of intangible asset (Note 5)	968	—
Selling, general and administrative	23,585	22,793
Depreciation and amortization	566	675
Research and development	145	207
Restructuring costs (Note 21)	478	—

Total operating expenses	34,901	33,704

Operating loss	(4,359)	(719)

Other income (expense):
Interest income	347	125
Interest expense	(30)	(113)
Impairment on investment available-for-sale (Note 6)	—	(652)
Other income	83	—

Total other income (expense)	400	(640)

Loss from continuing operations before income taxes	(3,959)	(1,359)

Provision for income taxes (Note 13)	(332)	(152)

Loss from continuing operations	(4,291)	(1,511)
Loss from discontinued operations, net of tax (including gain on sale of NTN Wireless of $396 in 2007—Note 20)	(735)	(3,262)

Net loss	$(5,026)	$(4,773)

Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.08)	$(0.03)
Loss from discontinued operations	(0.01)	(0.06)

Net loss	$(0.09)	$(0.09)

Weighted average shares outstanding—basic and diluted	55,154	54,267

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2007 and 2006

(In thousands)

	2007	2006
Net loss	$(5,026)	$(4,773)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 19)	1,534	(81)
Unrealized holding (loss)/gain in investment available-for-sale	(73)	79
Reclassification adjustment for unrealized loss included in net loss	—	652

Other comprehensive income	1,461	650

Comprehensive loss	$(3,565)	$(4,123)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the years ended December 31, 2007 and 2006

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	161	$1	53,877	$268	$109,860	$—	$(88,788)	$(449)	$20,892
Issuance of stock for exercise of warrants and options	—	—	745	4	530	—	—	—	534
Issuance of stock in lieu of dividends	—	—	11	—	—	—	—	—	—
Options and warrants granted to non-employees	—	—	—	—	13	—	—	—	13
Deferred stock units granted to employees	—	—	—	—	29	—	—	—	29
Non-cash stock based compensation	—	—	—	—	1,185	—	—	—	1,185
Accumulated other comprehensive income	—	—	—	—	—	—	—	650	650
Net loss	—	—	—	—	—	—	(4,773)	—	(4,773)

Balance, December 31, 2006	161	$1	54,633	$272	$111,617	$—	$(93,561)	$201	$18,530
Issuance of stock for exercise of warrants and options	—	—	991	5	646	—	—	—	651
Issuance of stock in lieu of dividends	—	—	16	—	13	—	(13)	—	—
Adjustment to revalue common stock paid in lieu of dividends (see Note 12)					270		(270)
Deferred stock units granted to employees	—	—	—	—	15	—	—	—	15
Purchase of treasury stock	—	—	—	—	—	(444)	—	—	(444)
Repurchase of option awards	—	—	—	—	(27)	—	—	—	(27)
Settlement of options	—	—	—	—	(54)	—	—	—	(54)
Non-cash stock based compensation	—	—	—	—	462	—	—	—	462
Accumulated other comprehensive income (Note 19)	—	—	—	—	—	—	—	1,461	1,461
Net loss	—	—	—	—	—	—	(5,026)	—	(5,026)

Balance, December 31, 2007	161	$1	55,640	$277	$112,942	$(444)	$(98,870)	$1,662	$15,568

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007 and 2006

(In thousands)

	2007	2006
Cash flows provided by (used in) operating activities:
Net loss	$(5,026)	$(4,773)
Loss from discontinued operations, net of tax	735	3,262

Loss from continuing operations	$(4,291)	$(1,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,932	4,325
Provision for doubtful accounts	356	550
Stock-based compensation	439	1,091
Impairment on investment available-for-sale	—	652
Impairment of intangible asset	968	—
Loss (gain) from disposition of equipment and capitalized software	(269)	394
Deferred tax asset	—	(9)
Write off of field equipment	—	176
Changes in assets and liabilities:
Accounts receivable	199	(266)
Prepaid expenses and other assets	337	13
Accounts payable and accrued expenses	(624)	405
Income taxes payable	(42)	(94)
Deferred costs	883	264
Deferred revenue	(1,054)	(301)

Net cash provided by continuing operations	834	5,689
Discontinued operations	(1,616)	23

Net cash provided by (used in) operating activities	(782)	5,712
Cash flows provided by (used in) investing activities:
Capital expenditures	(592)	(1,109)
Software development expenditures	(588)	(401)
Deposits on broadcast equipment	(161)	(689)
Proceeds from sale of equipment and other assets	478	—
Restricted cash	13	10

Net cash used in investing activities by continuing operations	(850)	(2,189)
Discontinued operations	2,613	(50)

Net cash provided by (used in) investing activities	1,763	(2,239)
Cash flows provided by (used in) financing activities:
Principal payments on capital leases	(363)	(433)
Principal payments on revolving line of credit	—	(700)
Settlement of stock options	(94)	—
Purchase of treasury stock	(444)	—
Proceeds from exercise of warrants and options	694	534

Net cash (used in) financing activities by continuing operations	(207)	(599)

Net increase in cash and cash equivalents	774	2,874

Effect of exchange rate on cash	725	(82)

Cash and cash equivalents at beginning of year	8,774	5,982

Cash and cash equivalents at end of year	$10,273	$8,774

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For the years ended December 31, 2007 and 2006

(In thousands, except share data)

	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27	$107

Income taxes	$358	$335

Supplemental disclosure of non-cash investing and financing activities:
Reclass of investment to accounts receivable	$69	$—

Reclass of royalty receivable to prepaid maintenance contracts	$73	$—

Reclass of deposits for equipment placed in service	$524	$1,041

Unrealized holding gain/(loss) on investments available for sale	$(73)	$79

Issuance of common stock in payment of dividends	$13	$15

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2007 and 2006

1. Organization of Company

Description of Business

The Company operates principally through four business segments that form two operating divisions: Entertainment and Hospitality. The Entertainment Division is comprised of the Buzztime Interactive Television Network (“Buzztime iTV Network” or “iTV Network”) and Buzztime Distribution (formerly referred to as Buzztime Entertainment, Inc.). The Hospitality Division is comprised of NTN Wireless Communications, Inc. (“NTN Wireless”) and NTN Software Solutions, Inc. (“Software Solutions”).

Revenue is generated primarily from the Buzztime iTV Network which distributes an interactive television promotional game network to restaurants, sports bars, taverns and pubs in North America and the United Kingdom. Buzztime Distribution, the Company’s wholly-owned subsidiary formed in December 1999, generates royalty revenue by distributing its game content and technology to other third-party consumer platforms, including cable television, satellite television, online, retail games and toys, airlines and books. Additional revenue is generated from advertising revenues sold for distribution via the interactive entertainment service. Buzztime Distribution owns the exclusive rights to one of the largest known digital trivia game show libraries and many unique Play Along TV sports games.

In 2006, the Company determined that the operation of the Hospitality Division was not a strategic fit with its core business and committed to a divestiture plan. NTN Wireless provided revenues from producing and distributing guest and server paging systems to restaurants and other markets. Software Solutions developed and distributed customer management software to manage reservations and table service in restaurants. Software Solutions also provided professional help desk services and outsourced software development and support and maintenance services.

On March 30, 2007, the Company completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development. The Company continues to wind down the professional help desk and support and maintenance services as it fulfills its obligations under existing customer agreements (see Note 20).

Basis of Accounting Presentation

In the opinion of management, the accompanying consolidated financial statements include all adjustments that are necessary for a fair presentation for the periods presented of the financial position, results of operations and cash flows of NTN Buzztime, Inc. and its wholly-owned subsidiaries: IWN, Inc., IWN, L.P., Buzztime Distribution, Inc., NTN Wireless Communications, Inc., NTN Software Solutions, Inc., NTN Canada, Inc., and NTN Buzztime, Ltd., Unless otherwise indicated, references to “NTN,” “we”, “us” and “our” include the Company and its consolidated subsidiaries.

IWN, Inc. and IWN, L.P. are dormant subsidiaries. As of December 31, 2006, the Company’s Hospitality division was classified as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (see Discontinued Operations—Note 20). The operating results for these businesses have been separately classified and reported as discontinued operations in the consolidated financial statements. Corporate expenses previously allocated to these divisions have been reclassified to Buzztime iTV in accordance with SFAS No. 144.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

Reclassifications

We reclassified the consolidated balance sheet and statement of cash flows for the year ended December 31, 2006 to conform to the 2007 presentation.

2. Summary of Significant Accounting Policies and Estimates

Consolidation—The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, bad debts, investments, intangible assets, goodwill and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about significant carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents—SFAS No. 95, Statement of Cash Flows, defines “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, the Company has applied the provisions of SFAS No. 95, as it considers all highly liquid investment instruments with original maturities of three months or less or any investment redeemable without penalty or loss of interest to be cash equivalents.

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from nonpayment by its customers. The Company reserves for all accounts that have been suspended or terminated from its Buzztime iTV Network services and all auto debit customers with balances that are greater than 60 days past due. The Company analyzes historical collection trends, customer concentrations and creditworthiness, economic trends and anticipated changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts for specific and general risks. Additional reserves may also be established if specific customers’ balances are identified as potentially uncollectible. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Broadcast Equipment and Fixed Assets—Broadcast equipment and fixed assets are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation of broadcast equipment and fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

The Company incurs a relatively significant level of depreciation expense in relationship to its operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices, VSAT satellite dishes and associated electronics and the computers located at its

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

customer’s sites. The Playmakers are depreciated over a four-year life, VSAT dishes and associated electronics over a four-year life and the computers over a three-year life. The depreciable life of these assets was determined based on their estimated useful life, which considers anticipated technology changes. If its Playmakers, VSAT dishes and associated electronics and the computers turn out to have longer lives, on average, than estimated, the Company’s depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers, VSAT dishes and associated electronics and the computers turn out to have shorter lives, on average, than estimated, the Company’s depreciation expense would be significantly increased in those future periods.

Investments—SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, and Emerging Issues Task Force (EITF) issue No. 03-01, Other Than Temporary Impairments, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, the Company employs a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and its intent and ability to hold the investment. The Company also considers specific adverse conditions related to the financial health of, and business outlook of the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investor conditions deteriorate, the Company may incur future impairments.

In November 2005, the FASB issued Staff Position (“FSP”) issued No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. During the second quarter of 2006, the Company recognized an impairment loss of $652,000 relating to its investment in common stock of an Australian company to reflect such investment available-for-sale at its fair value. Since then, the investment has increased $173,000 as of December 31, 2006, however, for the period ending December 31, 2007 the value of the investment has decreased $73,000 and is recorded as other comprehensive income on our consolidated balance sheet (see Note 19).

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In accordance with SFAS No. 144, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

The Company has performed its annual test for goodwill impairment by calculating the fair values for NTN Canada, Inc., as of September 30, 2007 and for Software Solutions and NTN Canada, Inc., as of September 30, 2006, and for NTN Wireless as of December 31, 2006. The valuation methods employed to determine the fair value for NTN Canada, Inc. at September 30, 2007 were (1) the market approach—guideline company method (2) the market approach—guideline transaction method and (3) the income approach—discounted cash flow method.

The market approach—guideline company method compares the business unit to guideline publicly traded companies. Valuation multiples are calculated from selected guideline companies to provide an indication of how much current investors in the marketplace are willing to pay for a company with similar characteristics. The valuation multiples are adjusted based on strengths and weaknesses of the business unit under review relative to the selected guideline companies. The market approach—guideline transaction method employs the same method as with the market approach—guideline company method, however, multiples are based on actual transactions that have taken place in the business unit’s industry.

The income approach—discounted cash flow method discounts projected cash flows and the terminal value at a rate of return that reflects the degree of risk.

Management considers market conditions, new product offerings, pricing and selling strategies, revenue growth rates and additional investment needed to achieve these growth rates. The Company believes the projections are reasonable based on existing operations and prospective business opportunities.

The resulting indicated value from each approach is weighted equally and added to interest bearing debt to arrive at the indicated fair market value of the invested capital. The resulting value is compared against the carrying value of equity after interest bearing debt to determine impairment.

Assessments of Functional Currencies—The United States dollar is the Company’s functional currency, except for its operations in Canada and the United Kingdom in which the functional currencies are the Canadian dollar and British pound, respectively. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, revenues and expenses of its subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company has not incurred any foreign currency transaction losses or gains, nor a sale or complete liquidation of its foreign operations during the periods ended December 31, 2007 and 2006.

Revenue Recognition—The Company’s Entertainment Division recognizes revenue from recurring service fees earned from its Network subscribers, advertising revenues, distribution and licensing fees from its Buzztime-branded content and related technology to interactive consumer platforms. To the extent its arrangements contain multiple deliverables the Company evaluates the criteria in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. The Company’s arrangements for the transmission of the Buzztime iTV Network contain two deliverables: the

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

installation of its equipment and the transmission of its network content for which the Company receives monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis over 36 months, the estimated life of the customer relationship in accordance with SAB No. 104, Revenue Recognition. As a result, installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

In addition, the direct expenses of the installation, commissions, setup and training are being deferred and amortized on a straight-line basis and are classified as deferred costs on the accompanying consolidated balance sheets. The amortization period is 36 months for deferred direct costs that are of an amount that is less than or equal to the deferred revenue for the related contract. For costs that exceed the deferred revenue the amortization period is the initial term of the contract, in accordance with SAB Topic 13(A)(3)(f), Nonrefundable Up-Front Fees, which is generally one year.

Prior to 2007, all of the Company’s deferred direct costs were amortized over the estimated average life of its contracts, 36 months, to properly match the revenues and respective direct costs in accordance with the provisions of FTB No. 90-1. However, during 2007, the Company changed its method of accounting for deferred direct costs to comply with SAB Topic 13(A)(3)(f). As a result, the Company changed its policy to amortize deferred direct costs that exceed deferred revenue on an individual contract basis from three years to one year, which is the initial contract period. Additionally, in cases where an upfront installation fee was waived, the Company had incrementally allocated a portion of the monthly billed subscription fee to deferred revenue as we billed the customer over the initial contract period, and amortized the deferred revenue over the average life of the contract of three years. We have revised our policy to discontinue deferring a portion of the subscription fee in cases where no upfront installation fee was charged.

Advertising and royalty revenues are recognized when all material services or conditions relating to the transaction have been performed or satisfied.

Revenues recognized from the Company’s Hospitality Division include revenues from NTN Wireless consisting primarily of sales for wireless paging equipment to restaurants and other hospitality locations and revenues earned from Software Solutions from licensing of seating management and reservation systems software, help desk services, outsourced software development and support and maintenance services. The operations of the Hospitality division have been substantially discontinued as of December 31, 2007.

Revenues from NTN Wireless were recognized upon the shipment of equipment to the customer. Revenues from Software Solutions were recognized in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. Software license fee revenue was recognized when persuasive evidence of an arrangement existed, delivery of the product had occurred at the customer’s location, the fee was fixed or determinable and collection was probable—provided that vendor specific evidence exists for any undelivered elements, namely annual support and maintenance. Along with the basic software license, customers were provided post-contract support (PCS) for an additional fee, which was based on a stipulated percentage of the license fee. PCS consisted of technical support as well as unspecified software upgrades and releases when and if made available by the Company during the term of the support period. If, at the outset of an arrangement, the Company determined that the arrangement fee was not fixed or determinable, revenue was deferred until the arrangement fee became due. If, at the outset of an arrangement, the Company determined that collectability was not probable, revenue was deferred until the earlier of when collectability became probable or when payment was received. If an arrangement allowed for customer acceptance, revenue was not recognized until the earlier of

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

receipt of customer acceptance or expiration of the acceptance period. Additionally, the Company provided consulting and training services under both hourly-based time and materials and fixed-priced contracts. Revenues from these services were generally recognized as the services were performed.

Software Development Costs—The Company capitalizes costs related to the development of certain software products for the Entertainment Division in accordance with SOP No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Amortization expense relating to capitalized software development costs totaled $357,000 and $292,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, approximately $388,000 and $215,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the year ended December 31, 2007, and determined to abandon various software development projects that it determined were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment loss of $143,000 was recognized which is included in direct operating costs. There was no material impairment loss recorded for the year ended December 31, 2006.

Website Development Costs—The Company capitalizes web site development costs in accordance with EITF Issue No. 00-02, Accounting for Web Site Development Costs, and SOP No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Costs incurred during the planning and operating stages are expensed as incurred while costs incurred during the web site application and infrastructure development stage are capitalized and amortized on a straight-line basis over their expected useful life of three years. These costs are included in software development costs on the accompanying consolidated balance sheets.

Research and Development Costs—Research and development costs are expensed as incurred. Research and development costs amounted to $145,000 and $207,000 in 2007 and 2006, respectively, and are a separate line item in the accompanying consolidated statements of operations.

Advertising Costs—Marketing-related advertising costs are expensed as incurred, and amounted to $3,494,000 and $2,303,000 in 2007 and 2006, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Costs—Shipping and handling costs are included in direct operating costs in the accompanying consolidated statements of operations and are expensed as incurred.

Stock Based Compensation—Prior to the adoption of SFAS No. 123R, Share-Based Payments, for options granted to employees, the Company applied Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and provided the pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Prior to the adoption of SFAS No. 123R, no compensation expense was recognized for options granted unless the grants were issued at exercise prices below the then fair market value. Prior to adopting SFAS No. 123R the Company accounted for options and warrants granted to non-employees under SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services. The Company measures the fair value of such options using the Black-Scholes option pricing model at each financial reporting date. The Company accounts for changes in fair values between reporting dates based on the non-simplified method.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

Effective January 1, 2006, the Company adopted SFAS No. 123R, Share Based Payment, using the modified prospective transition method. Under this transition method, periods prior to December 31, 2005 are not restated and compensation expense for all share-based awards outstanding as of the adoption date is based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The valuation provisions of SFAS No. 123R apply to new share-based awards granted subsequent to December 31, 2005.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In June 2006, FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes” FIN 48 is effective for fiscal years beginning after December 15, 2006.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We have reviewed our tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for the income taxes required.

Earning Per Share—Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The Company’s basic and fully diluted EPS calculation are the same since the increased number of shares that would be included in the diluted calculation from assumed exercise of common stock equivalents would be anti-dilutive to the net loss in each of the years shown in the consolidated financial statements.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value and expands disclosure for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. We do not expect our adoption of SFAS No. 157 in fiscal year 2008 to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157,

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

Fair Value Measurements. The Company plans to adopt SFAS No. 159 effective January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, a revision of SFAS No. 141, Business Combinations, which applies to all acquiring entities. This Statement establishes principles and requirements for how the acquirer is to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, and how to recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Also, in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51, Consolidated Financial Statements, which applies to all entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The statement requires entities that have noncontrolling interests to clearly identify in the financial statements their noncontrolling interest and the respective net income. Additionally, the provision requires that all changes in ownership of noncontrolling interests be treated as equity transactions and any subsidiaries that are deconsolidated are required to be measured at fair value and such valuation is to be used in determining the gain or loss on the deconsolidation. This Statement is applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company currently does not have any noncontrolling interests in its subsidiaries.

3. Cash and Cash Equivalents

As of December 31, 2007 and 2006, the Company has approximately $4,500,000 and $2,100,000, respectively, in a Canadian Variable Rate Guaranteed Investment Contract. The contract as of December 31, 2007 has an original one year maturity date of July 31, 2008. However, the security can be redeemed at any time without penalty or loss of interest; therefore, management has classified this security as a cash equivalent as the security is highly liquid. The remaining cash equivalents are deposited in an overnight interest-bearing sweep depository account. The restricted cash balance at December 31, 2007 and 2006, represents cash invested in an interest-bearing restricted account at a Canadian bank that collateralizes a letter of credit issued by that bank in favor of the landlord of the Company’s Canadian office.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

4. Broadcast Equipment and Fixed Assets

Broadcast equipment and fixed assets are recorded at cost and consist of the following:

	For the year ended December 31,
	2007	2006
Broadcast equipment	$19,550,000	$18,979,000
Furniture and fixtures	733,000	752,000
Machinery and equipment	11,908,000	11,888,000
Leasehold improvements	1,281,000	1,268,000
Other equipment	24,000	24,000

	33,496,000	32,911,000
Accumulated depreciation and amortization	(29,395,000)	(26,992,000)

	$4,101,000	$5,919,000

In December 2006 the Company recorded a charge of approximately $176,000 related to VSAT dishes included in Broadcast equipment. VSAT dishes were the standard form of connectivity until broadband services became available. As broadband services were made more widely available for the iTV service, fewer subscribers used satellite as their means of connectivity, resulting in excess inventory of the VSAT dishes.

5. Goodwill and Other Intangible Assets

In November 2006 the Company began to actively pursue the sale of its Hospitality Division consisting of NTN Wireless and Software Solutions. In the fourth quarter of 2006 the Company applied the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain assets which were held for sale. SFAS No. 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and to cease depreciation, depletion and amortization. As of December 31, 2006, the Hospitality Division’s assets had been classified as held for sale and the valuation of the respective assets were revalued as of December 31, 2006. Depreciation on these assets ceased effective December 31, 2006. The Company determined that the Software Solutions goodwill of approximately $2.2 million was fully impaired and that approximately $405,000 of the intangible asset “customer relationships” was impaired. The Company reduced the carrying value of this intangible asset another $73,000 to offset the estimated costs associated with selling the division.

On March 30, 2007 the Company completed the sale of substantially all of the assets of the NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. On October 25, 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development it was providing. The Company has continued to wind down the professional help desk and support and maintenance services as the Company fulfills its obligations under existing customer agreements. The Company recognized approximately $65,000 in other income related to discontinuing the outsourcing of software development and a loss of approximately $62,000 for the sale of its intellectual property assets. The Company anticipates the dissolution of the professional help desk and support and maintenance services to be completed by June 2008 (see Note 20).

The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2007 and it was determined that there were no indications of impairment.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

As of December 31, 2007 and 2006, the Company’s intangible assets were comprised predominantly of developed technology, customer relationships and license agreements. The weighted average useful life for the Company’s intangibles is 5.0 years as of December 31, 2007. Amortization expense relating to intangible assets totaled $426,000 and $466,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, intangible assets with estimable lives were comprised of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$950,000	$950,000	$—
Developed technology	206,000	167,000	39,000
Trivia database	455,000	184,000	271,000
Trademarks	149,000	141,000	8,000

Total	$1,760,000	$1,442,000	$318,000

As of December 31, 2006, intangible assets with estimable lives were comprised of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Customer relationships	$720,000	$583,000	$137,000
License agreements	1,720,000	624,000	1,096,000
Developed technology	206,000	127,000	79,000
Trivia database	346,000	112,000	234,000
Trademarks	149,000	134,000	15,000

Total	$3,141,000	$1,580,000	$1,561,000

The estimated aggregate amortization expense relating to the Company’s intangible assets for each of the five succeeding years is as follows:

Year Ending	Estimated Aggregate Amortization Expense
2008	$92,000
2009	46,000
2010	46,000
2011	46,000
2012	46,000
Thereafter	42,000

Total	$318,000

SFAS No. 144 requires a long-lived asset’s net realizable value to be tested if there is a significant adverse change in the extent or manner in which the long-lived asset will be utilized or if there is a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Accordingly, the Company determined that the intangible asset in its Entertainment division related to selected technology and content licensed from Media General was impaired as of September 30, 2007. In May 2003, in connection with an investment Media General made in the Company, the Company issued 666,667 shares of unregistered shares of the Company’s common stock for this license. The

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

original license was for five years with an option to renew. At that time, the Company had intended to renew for the additional five year period, in part related to its plans to deploy the games relating to this license as a premium subscription tier to the Buzztime cable channel. As of September 30, 2007, the Company determined that the license agreement was no longer a current strategic fit and did not renew it. Therefore, the Company fully expensed the remaining net book value of the capitalized license agreement of approximately $968,000 during the third quarter of 2007.

6. Investment Available-for-Sale

Investment securities consist of equity securities, which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value and unrealized holding gains and losses are excluded from earnings and are reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary, results in a reduction in the carrying amount to fair value. Any resulting impairment is charged to other income (expense) and a new cost basis for the security is established.

The one investment available-for-sale that the Company holds is a 2,518,260 share investment in its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s original cost basis in the eBet shares is AUD$0.50 per share. The Company’s initial investment in 1999 was for 4,000,000 shares and at various points in 2000, the Company sold 1,481,740 eBet shares, leaving its existing holding of 2,518,260 shares, which represents less than 1.2% of eBet’s current shares outstanding.

The Company performed an evaluation in the second quarter of 2006 and concluded that the decline in value of its investment in eBet was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its fair value which was trading at AUD$0.09. Since then, the investment has increased $173,000 as of December 31, 2006, however, for the period ending December 31, 2007 the value of the investment has decreased $73,000 and is recorded as other comprehensive income on our consolidated balance sheet (see Note 19).

7. Fair Value of Financial Instruments

The Company believes that the fair value of financial instruments approximate their carrying value. The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

8. Concentrations of Credit Risk

At times, the Company’s cash balances held in financial institutions are in excess of federally insured limits. The Company performs periodic evaluations of the relative credit standing of financial institutions and seeks to limit the amount of risk by selecting financial institutions with a strong credit standing. The Company believes it is not exposed to any significant credit risk with respect to its cash and cash equivalents.

The Buzztime iTV Network segment provides services to group viewing locations, generally restaurants, sports bars and lounges throughout North America. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company’s customer base, and their dispersion across many different geographies. The Company performs ongoing credit evaluations of its customers and generally requires no collateral. The Company maintains an allowance for doubtful accounts to provide for credit losses.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

9. Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the Company’s earnings. Options, warrants, convertible preferred stock, and deferred stock units representing approximately 8,739,000 and 10,933,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2007 and 2006, respectively, as their effect is anti-dilutive.

10. Common Stock Options, Deferred Stock Units and Warrants

Stock Option Plans

2004 Performance Incentive Plan

In September 2004 at a Special Meeting of Stockholders, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provides for the issuance of up to 2,500,000 shares of NTN common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full, are available for issuance under the 2004 Plan. On the effective date, the 1995 Plan had approximately 77,000 options available for grant.

Under the 2004 Plan, options for the purchase of NTN common stock or other instruments such as deferred stock units may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options, and generally vest over four years. At its discretion, the Board of Directors can authorize acceleration of vesting periods. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. The following table summarizes the shares available for distribution for all plans:

Available for Distribution
December 31, 2005	807,000
Granted	(1,524,000)
Canceled	2,311,000

December 31, 2006	1,594,000
Granted	(1,224,000)
Canceled	1,290,000

December 31, 2007	1,660,000

Special Stock Option Plan

In 1996 the Company adopted a Special Stock Option Plan (the “Special Plan”). Options issued under the Special Plan are made at the discretion of the Board of Directors and are designated only as nonqualified options. The options generally have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant, and vest over various terms. There were 400,000 options issued, outstanding and exercisable under the Special Plan as of December 31, 2006 and zero shares were available for future grant. As of December 31, 2006 the Special Plan had expired and no future grants will be made under the Special Plan.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

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

Stock-Based Compensation Valuation Assumptions

The Company estimates the fair value of its stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R and SAB No. 107, Share-Based Payment. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported as selling, general and administrative based upon the departments to which substantially all of the associated employees report.

The Company used the historical stock price volatility as an input to value its stock options under SFAS No. 123R. The expected term of its stock options represents the period of time options are expected to be outstanding, and is based on observed historical exercise patterns for the Company, which the Company believes are indicative of future exercise behavior. For the risk-free interest rate, the Company uses the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on NTN’s history and expectation of dividend payouts.

The following weighted-average assumptions were used for grants issued during 2007 and 2006 under the SFAS No. 123R requirements:

	2007	2006
Risk-free interest rate	3.3%-5.3%	4.3%-5.1%
Expected volatility	49.8%-60.2%	58.4%-67.6%
Weighted-average risk-free rate	4.57%	4.96%
Weighted-average volatility	56.28%	63.6%
Dividend yield	0.0%	0.0%
Expected life	5.0 years	5.0 years

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. For the year ended December 31, 2007 and 2006, the Company estimated a 4.58% and 2% annual forfeiture rate, respectively. Stock-based compensation expense for employees in 2007 and 2006 was $462,000 and $1,184,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

Stock Option Activity

The following table summarizes stock option activity for 2007 and 2006:

	Special Plan		Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding December 31, 2005	500,000	$2.81	10,428,000	$1.49
Granted	—	—	1,524,000	1.41
Exercised	—	—	(726,000)	0.79
Forfeited			(995,000)	1.65
Expired	(100,000)	—	(1,313,000)	2.51

Outstanding December 31, 2006	400,000	$2.81	8,918,000	$1.37
Granted	—	—	1,209,000	1.04
Exercised	—	—	(929,000)	0.82
Forfeited	—	—	(222,000)	1.62
Expired	(400,000)	2.81	(1,195,000)	2.16

Outstanding December 31, 2007	—	—	7,781,000	$1.30

Vested December 31, 2007	—	—	5,807,000	1.33

The following table summarizes options outstanding and exercisable by exercise price range as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Option Plan:
$0.53-$1.00	3,190,000	2.88	$0.90	2,580,000		$0.88
$1.01-$1.49	3,023,000	6.21	1.28	1,698,000		1.24
$1.50-$4.50	1,568,000	3.12	2.17	1,529,000		2.16

	7,781,000	4.22	$1.30	5,807,000	2.60	$1.33

The aggregate intrinsic value based on a per share price of $0.62, the closing price of the Company’s common stock on December 31, 2007 as reported by the American Stock Exchange, which would have been received by the option holders had all option holders exercised their options is $2,000 and $2,086,000 for the period ended December 31, 2007 and 2006, respectively. The aggregate intrinsic value for options outstanding for the period ended December 31, 2007 and 2006 was $2,000 and $2,702,000, respectively. The total intrinsic value of options exercised during 2007 and 2006 was $496,000 and $509,000, respectively. The total cash received as a result of stock option exercises during 2007 and 2006 was approximately $651,000 and $534,000, respectively.

The per share weighted-average grant-date fair value of stock options granted during 2007 and 2006 was $0.55 and $1.41, respectively.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

As of December 31, 2007, the unamortized compensation expense related to outstanding unvested options was approximately $1,592,000 with a weighted average remaining requisite service period of 2.92 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses, a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

Deferred Stock Unit Activity

Grants of deferred stock units are paid in an equal number of shares of common stock on the vesting date of the award, subject to any deferred payment date that the holder may elect. A stock unit award is paid only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date, subject to accelerated vesting in certain circumstances. Since the deferred stock units are paid in an equal number of shares of common stock without any kind of offsetting payment by the employee, the measurement of cost is based on the quoted market price of the stock at the measurement date which is the date of grant.

The Company recognized non-cash compensation expense of $15,000 and $29,000 for the years ended December 31, 2007 and 2006, respectively. The following table summarizes deferred stock unit activity during 2007 and 2006.

Outstanding Deferred Stock
December 31, 2005	130,000
Granted	—
Released	(17,000)
Canceled	(3,000)
December 31, 2006	110,000
Granted	15,000
Released	(61,500)
Canceled	(8,500)

December 31, 2007	55,000

Balance exercisable at December 31, 2007	40,000

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

Warrant Activity

The following summarizes warrant activity during 2007 and 2006:

	Outstanding Warrants	Weighted Average Exercise Prices
December 31, 2005	1,344,000	$2.16
Granted	—	—
Exercised	—	—
Canceled	—	—

December 31, 2006	1,344,000	$2.16
Granted	—	—
Exercised	—	—
Canceled	(441,000)	2.81

December 31, 2007	903,000	$1.85

Balance exercisable at December 31, 2007	903,000	$1.85

A summary of warrants outstanding and exercisable by exercise price range as of December 31, 2007 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.77-$1.15	667,000.45		$1.11	667,000	$1.11
$1.31-$3.91	236,000	1.08	$3.91	236,000	$3.91

	903,000	0.62	$1.85	903,000	$1.85

11. Common Stock

On April 5, 2007, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby management is authorized to repurchase up to a maximum of $3,500,000 of NTN Common Stock from time to time in the open market at prevailing market prices, or in privately negotiated transactions over an eighteen month period. During 2007 the Company purchased approximately 454,000 shares for a total of $444,000.

12. Cumulative Convertible Preferred Stock

The Company authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated is a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock).

As of December 31, 2007 and 2006, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2007 and 2006, the Company issued approximately 16,000 and 11,000 common shares,

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

respectively, for payment of dividends. During the fourth quarter of 2007, the Company discovered an error in recording the issuance of common stock in lieu of dividends and revised its policy to be in accordance with ARB No. 43, Restatement and Revision of Accounting Research Bulletins, which requires the Company to value the distribution of common stock in lieu of dividends to preferred stock shareholders at the fair market value and to charge retained earnings an amount equal to the fair value of common shares issued. Previously, the Company recorded the issuance of common stock in lieu of dividends at par value and charged the additional paid in capital account. The cumulative effect of recording this amount as of December 31, 2007 is approximately $282,000. The adjustment had no effect on reported equity, net loss, net loss per share or cash flows for all periods presented.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion, such that the number of shares the preferred stock is convertible into is lower than the original conversion rate. During 2007 and 2006, there were no conversions. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

13. Income Taxes

For each of the years 2007 and 2006, current tax provisions and current deferred provisions were recorded as follows:

	2007	2006
Current Tax Provision:
Federal	$1,000	$—
State	22,000	61,000
Foreign	359,000	182,000

Total	382,000	243,000
Deferred Provision:
Federal	—	—
State	—	—
Foreign	(21,000)	(71,000)

Total	(21,000)	(71,000)
Total Tax Provision:
Federal	1,000	—
State	22,000	60,000
Foreign	338,000	111,000

Total	$361,000	$172,000

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

The net deferred tax assets and liabilities have been reported in the consolidated balance sheets at December 31, 2007 and 2006 as follows:

	2007		2006
	Current	Non Current	Current	Non Current
Deferred tax assets:
NOL carryforwards	$—	$22,306,000	$—	$21,607,000
UK NOL carryforwards	—	708,000	—	363,000
Legal and litigation accruals	15,000	—	11,000	—
Allowance for doubtful accounts	126,000	—	258,000	—
Compensation and vacation accrual	199,000	—	252,000	—
Operating accruals	394,000	—	311,000	—
Deferred revenue	189,000	—	187,000	—
Research and experimentation credit	—	186,000	—	186,000
AMT credit	—	21,000	—	—
Amortization	—	514,000	—	1,174,000
Depreciation	—	804,000	—	628,000
Foreign	—	149,000	—	128,000
Charitable contributions	—	—	—	2,000
Other	—	270,000	—	—

Total gross deferred tax assets	$923,000	$24,958,000	$1,019,000	$24,088,000
Valuation allowance	(923,000)	(24,269,000)	(1,019,000)	(23,234,000)

Net deferred tax assets	$—	$689,000	$—	$854,000

Deferred tax liabilities:
Capitalized software	—	356,000	—	357,000
Deferred revenue	—	184,000	—	369,000

Total gross deferred liabilities	$—	$540,000	$—	$726,000

Net deferred tax assets	$—	$149,000	$—	$128,000

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

	For the year ended December 31,
	2007	2006
Tax at federal income tax rate	$(1,578,000)	$(1,565,000)
State tax (benefit)	22,000	72,000
Foreign tax differential	6,000	34,000
Foreign losses with no federal benefit	77,000	367,000
Change in valuation allowance	939,000	110,000
Change in depreciable basis of fixed assets	—	268,000
Intangibles	(127,000)	371,000
Rate adjustment	23,000	49,000
Expiration of net operating loss carryforwards	776,000	10,000
Permanent items	163,000	472,000
Other	60,000	(16,000)

Total tax provision	$361,000	$172,000

The net change in the total valuation allowance for the year ended December 31, 2007 was an increase of $939,000. The net change in the total valuation allowance for the year ended December 31, 2006 was a decrease of $110,000. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of December 31, 2007, the Company has available net operating loss carryforwards of approximately $63,000,000 for federal income tax purposes, which will start to expire in 2008. The net operating loss carryforwards for state purposes, which will begin to expire in 2008, are approximately $14,500,000.

14. Commitments

Operating Leases

The Company leases office and production facilities and equipment under agreements which expire at various dates through 2014. Certain leases contain renewal provisions and escalating rental clauses and generally require us to pay utilities, insurance, taxes and other operating expenses. Additionally, the Company has entered into lease agreements for certain equipment used in broadcast operations and the corporate computer network. Lease expense under operating leases totaled $766,000 and $888,000 in 2007 and 2006, respectively.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

As of December 31, 2007, future minimum lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,	Lease Payment
2008	$848,000
2009	729,000
2010	681,000
2011	386,000
2012	82,000
Thereafter	163,000

Total	$2,889,000

Sublease

In January 2007 the Company restructured its Canadian operations to reduce costs and streamline operations. The restructuring involved moving the operation to a smaller facility and subleasing the previously occupied facility until the end of the original lease, which expires in December 2014. The subtenant pays all utilities, insurance, taxes and other operating expenses in addition to sublease rent. The sublease includes a rent escalation clause effective for years five through eight of the sublease. The Company’s future minimum lease obligations noted above will be partially offset by the following future sublease proceeds:

Year Ending December 31,	Lease Payment
2008	$72,000
2009	72,000
2010	72,000
2011	75,000
2012	77,000
Thereafter	154,000

Total	$522,000

Capital Leases

The Company leases certain equipment under capital leases. In August 2007, the Company paid a majority of the remaining balance for certain capital leases on broadcast and machinery and equipment of approximately $96,000. The remaining balance of $7,000 will be paid off in 2008.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

Property held under capital leases is as follows:

	As of December 31,
	2007	2006
Broadcast equipment	$828,000	$874,000
Machinery and equipment	1,705,000	1,723,000
Other equipment	24,000	24,000

Total property under capital leases	2,557,000	2,621,000
Accumulated depreciation	(2,459,000)	(2,311,000)

	$98,000	$310,000

Purchase Commitments

The Company has a commitment under a long-term agreement to purchase equipment after the Company’s acceptance of certain milestones which occurred in or around March 2007. Issues have arisen under the terms of the agreement and the parties are currently renegotiating its terms. Under the original terms of the agreement, the Company would be obligated to purchase $835,000 and $76,000 of equipment in 2008 and 2009, respectively. However, the Company anticipates reducing the number of deliverables which would reduce these amounts proportionately. The Company anticipates using the equipment purchased within the normal course of operations without incurring any impairment losses.

15. Satellite Agreements

Effective December 31, 2004, the Company amended its agreement with its satellite services provider to extend the expiration date on the FM2 satellite platform to February 2007 and to modify its VSAT equipment purchase and satellite service agreements. In October 2006 the Company amended its agreement with FM2 to extend the expiration date to December 2008. The modification to the equipment purchase agreement eliminates the requirement to purchase and install a specific amount of VSAT equipment.

The amendment to the FM2 data transmission agreement and the revisions to the VSAT equipment purchase and satellite service agreements allow us to spread any conversions to the new VSAT platform over the remainder of the VSAT satellite services agreement, which is now scheduled to end in April 2009.

16. Contingencies

The Company is subject to litigation from time to time in the ordinary course of its business. There can be no assurance that any or all of the following claims will be decided in the Company’s favor and the Company is not insured against all claims made. During the pendency of such claims, the Company will continue to incur the costs of its legal defense. Other than set forth below, there is no material litigation pending or threatened against the Company.

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. Many states have expanded

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

their interpretation of their sales and use tax statutes to derive additional revenue. While in the past our sales and use tax assessments have not been significant to our operations, it is likely that such expenses will increase in the future.

The Company evaluates such inquiries on a case-by-case basis and has favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of iTV Network sites, began a sales tax audit. It concluded that our services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed us for approximately $1,115,000 for the five year audit period ended December 31, 2002. The Company has objected to this approach since our services are provided to the consumers for free as a promotional service, which the Company believes falls outside the definition of amusement services as defined by the Texas Tax Code. In August 2006, the Company received a written response from the State Attorney’s office indicating that the State now agrees that the Company’s services do not constitute taxable amusement services. However, the State adopted a new position whereby it has concluded that the Company provides taxable cable television services. The Company continues to believe that it provides interactive game services for the purpose of providing a vehicle for its customers to promote their businesses. The Company also believes that these services fall outside of the definition of cable broadcast services as defined by the Texas Tax Code. The Company has filed a request for a hearing with the Texas State Comptroller’s office. However, due to procedural changes within the department, a date has not yet been determined. The Company is currently undergoing sales tax audits in several States. Management has considered the likely outcome of these contingent liabilities. Based on our assessment, we have recorded an $883,000 sales tax reserve which is included in our accrued liability account.

17. Retirement Savings Plan

In 1994 the Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allowed employees who have completed at least one month of service and have reached age 18 to defer up to 50% of their pay on a pre-tax basis. Effective April 1, 2007, the Company began to match 50% of the first 6% of employee contributions up to a maximum of $2,000 per employee. For the year ended December 31, 2007, the Company contributed $145,000. The Company made no contributions to the plan for the year ended December 31, 2006.

18. Related Parties

On February 4, 2005, the Company entered into an Asset Purchase Agreement with Intura Solutions LP (Intura), a Texas limited partnership, pursuant to which the Company sold the point-of-sale software products developed and maintained by its Software Solutions segment. Gary Peek, the former Vice President and General Manager of the Software Solutions segment, is a member of Intura Management, LLC, General Partner of Intura Solutions LP. In accordance with the asset purchase transaction, Gary Peek terminated his position as Vice President and General Manager of the Software Solutions segment and immediately thereafter commenced his position with Intura to oversee business operations. The Company received a non-dilutable 10% partnership interest in Intura in the transaction. On May 23, 2007, the Company entered into an agreement with Gary Peek to purchase the Company’s limited interest in Intura for approximately $76,000 payable in equal monthly installments, effective June 23, 2007.

In connection with restructuring its Canadian operations, on February 13, 2007 the Company sold certain assets to a former employee and granted a license for the related licensed material for $100,000 whereby the Company recognized a gain of $81,000 for the year ended December 31, 2007.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

19. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is the combination of accumulated net unrealized gains or losses on investments available-for-sale and the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian and United Kingdom statements of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period.

During the third quarter of 2007, the Company recorded the cumulative effect of a foreign currency translation error, in the amount of $614,000. The error, of which $385,000 related to periods prior to December 31, 2006, has been reflected in comprehensive income (loss) for the year ended December 31, 2007. The Company has determined that the cumulative adjustment is immaterial to all periods effected and does not have any effect on net income (loss), retained earnings nor earnings per share. As a result, the Company concluded that it is not necessary to amend prior filings; however, the Company has adjusted comprehensive income for the year ended December 31, 2007 to recognize the cumulative effect.

The Company recorded an impairment charge of $652,000 in the second quarter of 2006 related to its Australian investment, eBet. Since that time, the carrying value of this investment has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive income (loss). For the years ended December 31, 2007 and 2006, the components of accumulated other comprehensive income (loss) are as follows:

	2007	2006
Beginning balance	$201,000	$(449,000)
Unrealized gain (loss) on investment available-for-sale	(73,000)	79,000
Reclassification adjustment for unrealized loss included in net loss	—	652,000
Foreign currency translation adjustments	1,534,000	(81,000)

Ending balance	$1,662,000	$201,000

For the years ended December 31, 2007 and 2006, the comprehensive losses were as follows:

	2007	2006
Net loss	$(5,026,000)	$(4,773,000)
Comprehensive income	1,461,000	650,000

Comprehensive net loss	$(3,565,000)	$(4,123,000)

20. Discontinued Operations and Assets Held for Sale

In November 2006 the Company began to actively pursue the sale of its Hospitality division comprised of NTN Wireless and Software Solutions. In the fourth quarter of 2006, the Company applied the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain of its assets which were held for sale. SFAS No. 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and that the Company ceases depreciation, depletion and amortization. As of December 31, 2006, the Hospitality division’s assets have been classified as held for sale and the respective assets were revalued as of December 31, 2006 (see Note 5). Depreciation on these assets ceased effective December 31, 2006. Additionally, corporate expenses previously allocated to the discontinued operations have been reclassified to Buzztime iTV in accordance with SFAS No. 144.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

On March 30, 2007, the Company completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. On October 25, 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development it was providing. The Company continues to wind down the professional help desk and support and maintenance services as the Company fulfills its obligations under existing customer agreements. The intellectual property sold constituted substantially all of the remaining operating assets of the Company’s Hospitality Division, which had originally consisted of its Software Solutions and Wireless communications businesses. The Company has accounted for its Hospitality Division as a reportable segment and presented its operations as discontinued operations since the fourth quarter of 2006. The Company recognized approximately $65,000 in other income related to discontinuing the outsourcing of software development and a loss of approximately $62,000 for the sale of its intellectual property assets. The Company anticipates the dissolution of the professional help desk and support and maintenance services to be completed by June 2008.

The operating results for the Hospitality division have been separately classified and reported as discontinued operations in the consolidated statements of operations as follows:

	For the year ended December 31,
	2007	2006
Operating revenues	$4,825,000	$10,936,000
Operating expenses	5,919,000	11,467,000

Operating loss	(1,094,000)	(531,000)
Goodwill impairment	—	(2,234,000)
Intangible impairment	—	(478,000)
Other	388,000	—

Loss before income taxes	(706,000)	(3,243,000)
Income tax expense	29,000	19,000

Loss from discontinued operations, net of tax	$(735,000)	$(3,262,000)

The Company accounted for the dissolution of the help desk and support and maintenance operation pursuant to the provisions of Statement of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to disposing a business segment. Severance for involuntary employee terminations is expensed over the requisite service period in which it is earned as certain employees are required to continue to render service until the Company has fulfilled its obligations under existing customer contracts. Moving, relocation and other associated costs related to the dissolution are expensed as incurred. Severance for involuntary employee terminations was approximately $56,000 and approximately $37,000 was accrued as of December 31, 2007.

The Company expects to complete the utilization of the reserve related to the dissolution by June 2008. The Company also expects to incur additional expenses of approximately $643,000 for relocating the division’s furniture and equipment to the corporate office and maintaining the operation until it has fulfilled its obligations under existing customer agreements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

A summary of the components of assets and liabilities of discontinued operations on NTN Buzztime’s consolidated balance sheets as of December 31, 2007 and 2006 is as follows:

	2007	2006
Assets held for sale:
Current assets	$192,000	$1,836,000
Property, plant and equipment, net	20,000	198,000
Goodwill	—	449,000
Intangibles, net	—	170,000
Other assets	—	6,000

Total assets of discontinued operations	212,000	2,659,000
Liabilities of discontinued operations:
Current liabilities	672,000	1,441,000

Total liabilities of discontinued operations	672,000	1,441,000

Net assets of discontinued operations	$(460,000)	$1,218,000

21. Restructuring of Canadian Operations

In January 2007 the Company restructured its Canadian operations to reduce costs and streamline operations. The restructuring involved a reduction of six employees, moving the operation to a smaller facility and subleasing the previously occupied facility until the end of the original lease term. Along with the restructuring, the Company sold certain assets and granted a license for the related licensed materials of its Interactive Events business to a former employee (see Note 18). The communication date to the employees was January 11, 2007. The Company accounted for restructuring costs pursuant to the provisions of Statement of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Severance for involuntary employee terminations was accrued as of the communication date and the costs to exit certain lease obligations were accrued as of March 31, 2007. Moving, relocation and other associated costs related to the restructuring are expensed as incurred. The restructuring costs are comprised of the following for the year ended December 31, 2007:

2007
Severance for Involuntary Employee Terminations	$337,000
Costs to Exit Certain Contractual and Lease obligations	99,000
Moving, Relocation, and Other Associated Costs	51,000

Total Restructuring Costs	$487,000

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

Approximately $9,000 was capitalized as leasehold improvements. Costs to exit lease obligations include the difference in the net present value of the lease payments in excess of the sublease payments to be received. The following table summarizes the activity and balances of the restructuring reserve:

	One Time Termination Benefits	Costs to Exit Certain Contractual and Lease Obligations	Moving, Relocation and Other Associated Costs	Total
Balance at December 31, 2006	$—	$—	$—	$—
Reserve established	337,000	99,000	25,000	461,000
Utilization of reserve	(337,000)	(57,000)	(25,000)	(419,000)
Foreign currency translation adjustment		8,000		8,000

Balance at December 31, 2007	$—	$50,000	$—	$50,000

The Company expects to complete the utilization of the reserve related to this restructuring by 2014, the date the lease expires. The restructuring accrual is included in accrued expenses.

22. Segment Information

The Company’s reportable segments have been determined based upon the information provided to its chief decision makers. The Company produces and distributes interactive entertainment and hospitality communication products, and has managed its business via two operating divisions: Entertainment and Hospitality.

The Entertainment division is comprised of the Buzztime iTV Network and Buzztime Distribution. In 2006 the Company completed the re-branding of its entertainment product offerings under the Buzztime brand, including the re-naming of the NTN iTV Network as the Buzztime iTV Network. Beginning with its form 10-Q for the first quarter of 2006, the Company modified its segment reporting by moving the Buzztime iTV Network segment out of the Hospitality Division and into the newly created Entertainment Division. Additionally, the segment formerly known as Buzztime Entertainment, Inc., is now presented as the Buzztime Distribution segment. The Hospitality division is comprised of NTN Wireless and Software Solutions. In November 2006, the Company began to actively pursue the sale of its Hospitality division comprised of NTN Wireless and Software Solutions (see Note 20—Discontinued Operations and Assets Held for Sale), which is disclosed as a Discontinued Operation in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

Included in the operating income (loss) for the segments is an allocation of corporate expenses based on related proportions of direct expenses incurred, while the related corporate assets are not allocated to the segment. Corporate expenses previously allocated to the discontinued operations have been reclassified to Buzztime iTV in accordance with SFAS No. 144. The following tables set forth certain information regarding the Company’s segments and other operations that conform to the consolidated balance sheets and statements of operations presented elsewhere in this report:

	For the year ended December 31,
	2007	2006
Revenues:
Entertainment Division
Buzztime iTV Network	$29,826,000	$32,180,000
Buzztime Distribution	716,000	805,000

Entertainment Division	30,542,000	32,985,000
Discontinued Operations (Hospitality Division)
NTN Wireless	1,674,000	6,060,000
Software Solutions	3,151,000	4,876,000

Discontinued Operations	4,825,000	10,936,000

Total revenue	$35,367,000	$43,921,000

Operating Income (loss):
Entertainment Division
Buzztime iTV Network	$(2,947,000)	$347,000
Buzztime Distribution	(1,412,000)	(1,066,000)

Entertainment Division	(4,359,000)	(719,000)
Discontinued Operations (Hospitality Division)
NTN Wireless	152,000	670,000
Software Solutions	(1,246,000)	(1,201,000)

Discontinued Operations	(1,094,000)	(531,000)

Total operating loss	$(5,453,000)	$(1,250,000)

Net Income (loss):
Entertainment Division
Buzztime iTV Network	$(2,879,000)	$(328,000)
Buzztime Distribution	(1,412,000)	(1,183,000)

Entertainment Division	(4,291,000)	(1,511,000)
Discontinue Operations (Hospitality Division)
NTN Wireless	509,000	651,000
Software Solutions	(1,244,000)	(3,913,000)

Discontinued Operations	(735,000)	(3,262,000)

Net loss	$(5,026,000)	$(4,773,000)

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

	For the year ended December 31,
	2007	2006
Depreciation and Amortization:
Entertainment Division
Buzztime iTV Network	$3,473,000	$3,766,000
Buzztime Distribution	459,000	559,000

Entertainment Division	3,932,000	4,325,000
Discontinued Operations (Hospitality Division)
NTN Wireless	—	67,000
Software Solutions	—	330,000

Discontinued Operations	—	397,000

Total depreciation and amortization	$3,932,000	$4,722,000

Interest Expense (Income), net:
Entertainment Division
Buzztime iTV Network	$(317,000)	$(15,000)
Buzztime Distribution	—	3,000

Entertainment Division	(317,000)	(12,000)
Discontinued Operations (Hospitality Division)
NTN Wireless	—	—
Software Solutions	—	—

Discontinued Operations	—	—

Total interest expense (income), net	$(317,000)	$(12,000)

Provision for Income Taxes:
Entertainment Division
Buzztime iTV Network	$332,000	$152,000
Buzztime Distribution	—	—

Entertainment Division	332,000	152,000
Discontinued Operations (Hospitality Division)
NTN Wireless	29,000	19,000
Software Solutions	—	—

Discontinued Operations	29,000	19,000

Total provision for income taxes	$361,000	$171,000

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

	As of December 31,
	2007	2006
Total Assets:
Entertainment Division
Buzztime iTV Network	$19,703,000	$18,385,000
Buzztime Distribution	945,000	5,481,000

Entertainment Division	20,648,000	23,866,000
Discontinued Operations (Hospitality Division)
NTN Wireless	1,000	1,668,000
Software Solutions	211,000	991,000

Discontinued Operations	212,000	2,659,000

Total assets	$20,860,000	$26,525,000

Capital Expenditures and Software Development Costs:
Entertainment Division
Buzztime iTV Network	$791,000	$902,000
Buzztime Distribution	299,000	425,000
Corporate	90,000	183,000

Entertainment Division	1,180,000	1,510,000
Discontinued Operations (Hospitality Division)
NTN Wireless	—	43,000
Software Solutions	2,000	7,000

Discontinued Operations	2,000	50,000

Total capital expenditures and software development costs	$1,182,000	$1,560,000

The Company markets its products in the United States and internationally, in Canada and the United Kingdom. The table below contains information about these geographical areas in which the Company operates. Revenues are attributed to the Buzztime iTV Network segment in these areas. Long-lived assets are based on location of domicile. Buzztime Distribution only operates in the United States. In December 2003 the Company began operations in Canada by acquiring most of the operating assets, certain liabilities and the operations of NTN Interactive Network, Inc, its Canadian licensee from its parent, Chell Group Corporation Inc. In March 2005 the Company launched the Buzztime iTV Network product in the United Kingdom under the brand Buzztime Network.

	For the year ended December 31,
	2007	2006
Revenue by market segment:
Buzztime iTV Network
United States	$25,619,000	$27,171,000
Canada	3,768,000	4,692,000
United Kingdom	439,000	317,000

Total Buzztime iTV Network Revenue	$29,826,000	$32,180,000

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

	As of December 31,
	2007	2006
Assets by market segment:
Buzztime iTV Network
United States	$10,130,000	$11,642,000
Canada	8,936,000	5,857,000
United Kingdom	637,000	886,000

Total Buzztime iTV Network Assets	$19,703,000	$18,385,000

23. Selected Quarterly Financial Information (Unaudited) (amounts in thousands, except per share data)

The following table presents selected unaudited financial results for each of the eight quarters during the two year period ended December 31, 2007. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair statement of the financial information for the periods presented, however, in the fourth quarter of 2007, two corrections were identified and made in the fourth quarter relating to the recognition and amortization of deferred revenue and amortization of deferred costs.

In accordance with SAB Topic 13(A)(3)(f), Nonrefundable Up-Front Fees, which requires deferred costs in excess of the respective deferred revenue to be amortized over the initial contract period, we have revised our policy from amortizing excess deferred costs on an individual site basis from three years to one year which is the initial contract period. Additionally, we have revised our policy to discontinue deferring a portion of the subscription fee in cases where no upfront installation fee was charged.

The cumulative effect of the change in accounting policy for deferred revenue and deferred costs for the year ended December 31, 2007, was a charge of approximately $635,000. The effect of this change in accounting policy was offset by the effect of correcting two other errors from a prior period, resulting in an understatement of our current year audit fees by approximately $292,000 and an understatement of our current year stock based compensation expense by approximately $140,000. If not for the correction of the errors in the fourth quarter, revenue for the quarter would have been $7,469,000, loss from continuing operations would have been $1,353,000, net loss would have been $1,739,000 and net loss per share would have remained at $0.03. For the year ended December 31, 2007, revenue would have been $30,352,000, loss from continuing operations would have been $4,088,000, net loss would have been $4,823,000, and net loss per share would have remained at $0.09. Finally, for the year ended December 31, 2006, revenue would have been $32,908,000, loss from continuing operations would have been $1,550,000, net loss would have been $4,812,000, and net loss per share would have remained at $0.09. The Company has determined that the effect of the error on prior periods and the effect of recording the cumulative adjustment in the current period are immaterial to all periods affected. The error had no effect on reported cash flows in any period.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the Years Ended December 31, 2007 and 2006

	Three Months Ended
	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007	Total 2007
Total revenue	$7,733	$7,640	$7,476	$7,693	$30,542
Operating loss	(812)	(381)	(1,686)	(1,480)	(4,359)
Loss from continuing operations	(763)	(377)	(1,617)	(1,534)	(4,291)
Loss from discontinued operations, net of tax	(4)	(177)	(168)	(386)	(735)
Net loss	(767)	(554)	(1,785)	(1,920)	(5,026)

Per share amounts:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.08)

Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Net loss	(0.01)	(0.01)	(0.03)	(0.04)	(0.09)

Weighted-average shares outstanding—basic and diluted	54,754	54,691	56,000	55,171	55,154

	Three Months Ended
	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006	Total 2006
Total revenue	$8,269	$7,929	$8,332	$8,455	$32,985
Operating income (loss)	216	(1,094)	167	(8)	(719)
Income (loss) from continuing operations	174	(1,784)	161	(62)	(1,511)
Loss from discontinued operations, net of tax	(98)	(72)	(216)	(2,876)	(3,262)
Net income (loss)	$76	$(1,856)	$(55)	$(2,939)	$(4,773)

Per share amounts:
Income (loss) from continuing operations	$0.00	$(0.03)	$0.00	$(0.00)	$(0.03)

Loss discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.05)	$(0.06)

Net loss	0.00	(0.03)	(0.00)	(0.05)	(0.09)

Weighted-average shares outstanding—basic and diluted	53,928	54,157	54,427	54,544	54,267

24. Significant Customer

For the years ended December 31, 2007 and 2006, the Company generated approximately 11% and 9%, respectively, of revenue from a national chain, Buffalo Wild Wings together with its franchises. As of December 31, 2007 and 2006, approximately $193,000 and $81,000, respectively, was included in accounts receivable from this customer.

25. Deferred Revenue—Buzztime Distribution

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

For the Years Ended December 31, 2007 and 2006

$200,000 payment was related to entering a trial on one of the two specified technology platforms. During the year ended December 31, 2003, we recognized $150,000 of revenue related to this agreement.

During the year ended December 31, 2004, the cable operator paid us $200,000 under the Trial Agreement and we recognized 50% of that payment as revenue and the other 50% was recorded as deferred revenue-Buzztime. At December 31, 2004, we carried $250,000 in deferred revenue related to the Trial Agreement.

In 2005, we amended this Trial Agreement by adding license option rights to new game applications (in addition to the Buzztime Trivia Channel) and new development platforms. We extended the expiration date of this Trial Agreement through December 2006 and have also extended the right for the cable operator to use its 50% credit per the original agreement.

During the year ended December 31, 2005, the cable operator paid us $500,000 under the Trial Agreement Amendment and we recognized $60,500 of that payment as revenue and the remainder as deferred revenue. At December 31, 2005, we carried $629,000 in deferred revenue related to the Trial Agreement and Amendment.

During the year ended December 31, 2006, no additional amounts were paid by the cable operator under the Trial Agreement Amendment. At December 31, 2006 we carried $335,000 in deferred revenue related to the Trial Agreement and Amendment, $314,000 of which was recognized as revenue for the period ended December 31, 2007.

SCHEDULE II

NTN BUZZTIME, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007 and 2006

Allowance for Doubtful Accounts	Balance at Beginning	Additions Charged to Expense	Deductions (a)	Balance at End of Period
2007	$571,000	356,000	(531,000)	$396,000
2006	$473,000	550,000	(452,000)	$571,000

(a)	Reflects trade accounts receivable written off during the year, net of amounts recovered.

See accompanying report of independent registered public accounting firm.