Form 10-Q
period 2008-03-31
NTN BUZZTIME INC
filed 2008-05-12
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 2, 2008, the registrant had outstanding 55,652,908 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

ITEM 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$7,854	$10,273
Restricted cash	37	55
Accounts receivable, net of allowances of $304 and $396, respectively	1,100	1,354
Investment available-for-sale (Note 6)	139	264
Prepaid expenses and other current assets	663	745
Assets held for sale (Note 14)	20	212

Total current assets	$9,813	$12,903
Broadcast equipment and fixed assets, net	4,113	4,101
Software development costs, net of accumulated amortization of $1,160 and $1,071 respectively	731	895
Deferred costs	1,179	1,204
Goodwill	1,233	1,285
Intangible assets, net	284	318
Other assets	149	154

Total assets	$17,502	$20,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,054	$838
Accrued expenses	914	901
Sales tax payable	999	982
Accrued salaries	110	357
Accrued vacation	447	447
Income tax payable	57	36
Deferred revenue	797	972
Liabilities of discontinued operations (Note 14)	411	672

Total current liabilities	$4,789	$5,205
Deferred revenue, excluding current portion	89	87

Total liabilities	$4,878	$5,292
Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 55,640,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	277	277
Treasury stock, at cost, 454,000 shares at March 31, 2008 and December 31, 2007	(444)	(444)
Additional paid-in capital	113,064	112,942
Accumulated deficit	(101,444)	(98,870)
Accumulated other comprehensive income (Note 11)	1,170	1,662

Total shareholders’ equity	$12,624	$15,568

Total shareholders’ equity and liabilities	$17,502	$20,860

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues	$7,182	$7,733

Operating expenses:
Direct operating costs (includes depreciation of $719 and $841 for the three months ended March 31, 2008 and 2007, respectively)	2,096	2,213
Selling, general and administrative	7,232	5,691
Depreciation and amortization (excluding depreciation included in direct costs)	122	153
Research and development	33	36
Restructuring costs (Note 13)	—	452

Total operating expenses	$9,483	$8,545

Operating loss	$(2,301)	$(812)

Other income (expense):
Interest income	59	41
Interest expense	—	(13)
Other income	—	81

Total other income	$59	$109

Loss from continuing operations before income taxes	$(2,242)	(703)
Provision for income taxes	41	60

Loss from continuing operations	$(2,283)	$(763)
Loss from discontinued operations, net of tax (including gain on sale of NTN Wireless of $396 for the three months ended March 31, 2007)	(291)	(4)

Net loss	$(2,574)	$(767)

Net loss per common share:
Loss from continuing operations, basic and diluted	$(0.04)	$(0.01)

Loss from discontinued operations, basic and diluted	$(0.01)	$(0.00)

Net loss	$(0.05)	$(0.01)

Weighted average shares outstanding:
Basic and Diluted	55,187	54,754

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Net loss	$(2,574)	$(767)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(367)	(23)
Unrealized holding loss on investment available-for-sale	(125)	(34)

Other comprehensive loss	$(492)	$(57)

Comprehensive loss	$(3,066)	$(824)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by (used in) operating activities:
Net loss	$(2,574)	$(767)
Loss from discontinued operations, net of tax	291	4

Loss from continuing operations	$(2,283)	$(763)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	841	994
Provision for doubtful accounts	180	50
Stock-based compensation	122	179
Loss from disposition of equipment and capitalized software	231	7
Changes in assets and liabilities:
Accounts receivable	68	725
Prepaid expenses and other assets	80	316
Accounts payable and accrued expenses	10	(400)
Income taxes payable	22	(15)
Deferred costs	21	120
Deferred revenue	(170)	(391)

Net cash (used in) provided by continuing operations	(878)	822
Discontinued operations	(360)	(571)

Net cash (used in) provided by operating activities	(1,238)	251
Cash flows provided by (used in) investing activities:
Capital expenditures	(778)	(40)
Software development expenditures	(218)	(84)
Deposits on broadcast equipment	—	(105)
Proceeds from sale of equipment and other assets	78	—
Restricted cash	16	13

Net cash used in investing activities by continuing operations	(902)	(216)
Discontinued operations	—	2,298

Net cash (used in) provided by investing activities	(902)	2,082
Cash flows provided used in financing activities:
Principal payments on capital leases	(2)	(107)
Proceeds from exercise of warrants and options	—	65

Net cash used in financing activities	(2)	(42)

Net (decrease) increase in cash and cash equivalents	(2,142)	2,291

Effect of exchange rate on cash	(277)	(13)

Cash and cash equivalents at beginning of period	10,273	8,774

Cash and cash equivalents at end of period	$7,854	$11,052

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	—	$16

Income taxes	$21	$89

Supplemental disclosure of non-cash investing and financing activities:
Reclass of deposits for equipment placed in service	—	$28

Unrealized holding loss on investments available-for-sale	$(125)	$(34)

Sale of certain assets of Interactive Events business in lieu of severance payment	—	$100

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	BASIS OF PRESENTATION

Description of Business

The Company operates principally through two operating divisions: Entertainment and Hospitality. The Entertainment division generates revenue primarily from the Buzztime iTV Network which distributes an interactive television promotional game network to restaurants, sports bars, taverns and pubs in North America and the United Kingdom. Additionally, the Company generates royalty revenue by distributing its game content and technology to other third-party consumer platforms, including cable television, satellite television, online, retail games and toys, airlines and books. Additionally, revenue is generated from advertising revenues sold for distribution via the television network.

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

On March 30, 2007, the Company completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development. The Company continues to wind down the professional help desk and support and maintenance services as it fulfills its obligations under existing customer agreements (see Note 14).

Basis of Accounting Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary for a fair presentation for the periods presented of the financial position, results of operations and cash flows of NTN Buzztime, Inc. and its wholly-owned subsidiaries: IWN, Inc., IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc., NTN Software Solutions, Inc., NTN Canada, Inc., and NTN Buzztime, Ltd. Interim results are not indicative of fiscal year-end results. Unless otherwise indicated, references to “Buzztime,” “we”, “us” and “our” include the Company and its consolidated subsidiaries.

IWN, Inc. and IWN, L.P. and Buzztime Entertainment, Inc. are dormant subsidiaries. As of December 31, 2006, the Company’s Hospitality division was classified as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (see Discontinued Operations—Note 14). The operating results for these businesses have been separately classified and reported as discontinued operations in the condensed consolidated financial statements. Corporate expenses previously allocated to these divisions have been reclassified to Buzztime iTV in accordance with SFAS No. 144.

Reclassifications

We reclassified the consolidated balance sheet and statement of cash flows for the year ended December 31, 2007 and the quarter ended March 31, 2007, respectively, to conform to the 2008 presentation.

(2)	CASH AND CASH EQUIVALENTS

Statement of Financial Accounting Standards (SFAS) No. 95, Statement of Cash Flows, defines “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, the Company has applied the provisions of SFAS No. 95, as it considers all highly liquid investment instruments with original maturities of three months or less or any investment redeemable without penalty or loss of interest to be cash equivalents.

As of March 31, 2008 and December 31, 2007, the Company had approximately $5,500,000 and $4,500,000, respectively, in Canadian dollars invested in two Canadian Variable Rate Guaranteed Investment Contracts. The contracts, as of March 31, 2008, have an original one year maturity date, however, the security can be redeemed at any time without penalty or loss of interest; therefore, management has classified this security as a cash equivalent as the security is highly liquid. Approximately $1,000,000 matures March 23, 2009 and $4,500,000 matures July 31, 2008. The remaining cash equivalents are deposited in an overnight interest-bearing sweep depository account. The restricted cash balance at March 31, 2008 and December 31, 2007 represents cash invested in an interest-bearing restricted account at a Canadian bank that collateralizes a letter of credit issued by that bank in favor of the landlord of the Company’s Canadian office.

(3)	COMMON STOCK

On April 5, 2007, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby management is authorized to repurchase up to a maximum of $3,500,000 of the Common Stock of the Company from time to time in the open market at prevailing market prices or in privately negotiated transactions over an eighteen month period. As of March 31, 2008, the Company purchased approximately 454,000 shares for a total of $444,000.

(4)	EARNINGS PER SHARE

The Company computes basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in our earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 7,904,000 and 9,188,000 shares for the three months ended March 31, 2008 and 2007, respectively, were excluded from the computations of diluted net loss per common share as their effect was anti-dilutive.

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2007 and it was determined that there were no indications of impairment.

(6)	INVESTMENTS AVAILABLE-FOR-SALE

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

The Company performed an evaluation in the second quarter of 2006 and concluded that the decline in value of its investment in eBet was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its fair value which was trading at AUD$0.09. The value of the investment has decreased $125,000 for the three months ended March 31, 2008 and is recorded as other comprehensive loss on our consolidated balance sheet (see Note 11).

(7)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) as of January 1, 2008. SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements. This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The fair value of the Company’s investment in eBet Limited is determined based on quoted market prices, which is a Level 1 classification. The Company records the investment on the balance sheet at fair value with changes in fair value recorded as a component of other comprehensive income in the consolidated balance sheet (see Note 11).

(8)	SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain software products for the Entertainment Division in accordance with SOP No. 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use.” Amortization of costs related to interactive programs is recognized on a straight-line basis over three years. Amortization expense relating to capitalized software development costs totaled $89,000 and $80,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 and December 31, 2007, approximately $286,000 and $287,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three months ended March 31, 2008, and determined to abandon various software development projects that were determined to no longer fit with the current strategy or for which it was determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $292,000 was recognized which was included in selling, general, and administrative expenses. There were no such impairments for the three months ended March 31, 2007.

(9)	STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with SFAS No. 123R and SAB No. 107, Share Based Payment. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

The Company uses the historical stock price volatility as an input to value our stock options under SFAS No. 123R. The expected term of stock options represents the period of time options are expected to be outstanding, and is based on observed historical exercise patterns of the Company, which the Company believes are indicative of future exercise behavior. For the risk-free interest rate, the Company uses the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2007	7,781,000	$1.30
Granted	117,000	0.52
Exercised	—	—
Forfeited or expired	(447,000)	2.24

Outstanding as of March 31, 2008	7,451,000	$1.23

The weighted-average fair value per share of the options granted during the three months ended March 31, 2008 and 2007, as computed using the Black-Scholes pricing model was $0.26 and $0.79, respectively. The following weighted-average assumptions were used for grants issued for the three months ended March 31, 2008 and 2007, respectively, under the SFAS No. 123R requirements:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	3.0%-5.3%	4.45%-4.8%
Expected volatility	49.8%-60.2%	59.4%-60.2%
Weighted-average risk-free rate	3.00%	4.63%
Weighted-average volatility	57.0%	59.8%
Dividend yield	0.0%	0.0%
Expected life	4.8 years	5.0 years

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. For the three months ended March 31, 2008 and 2007, the Company estimated a 4.58% and 2.0% annual forfeiture rate. Stock-based compensation expense for employees for the three months ended March 31, 2008 and 2007 was $122,000 and $175,000, respectively, and is recorded in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report.

As of March 31, 2008, the Company had $1,396,000 of unrecognized compensation expense related to outstanding unvested options, net of estimated forfeitures, to be recognized over a weighted-average period of 2.9 years.

(10)	CONTINGENCIES

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

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to derive additional revenue. While in the past our sales and use tax assessments have not been significant to the Company’s operations, it is likely that such expenses will increase in the future.

The Company evaluates such inquiries on a case-by-case basis and has favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of iTV Network sites, began a sales tax audit. It concluded that the Company’s services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed the Company for approximately $1,115,000 for the five year audit period ended December 31, 2002. The Company has objected to this approach since its services are provided to the consumers for free as a promotional service, which the Company believes falls outside the definition of amusement services as defined by the Texas Tax Code. In August 2006 the Company received a written response from the State Attorney’s office indicating that the State now agrees that the Company’s services do not constitute taxable amusement services. However, the State adopted a new position whereby it has concluded that the Company provides taxable cable television services. The Company continues to believe that it provides interactive game services for the purpose of providing a vehicle for its customers to promote their businesses. The Company also believes that these services fall outside of the definition of cable broadcast services as defined by the Texas Tax Code. The Company has filed a request for a hearing with the Texas State Comptroller’s office. However, due to procedural changes within the department, a date has not yet been determined. The Company is currently undergoing sales tax audits in several States. Management has considered the likely outcome of these contingent liabilities. Based on the Company’s assessment, the Company has recorded a $916,000 sales tax reserve which is included in the Company’s sales tax payable account as of March 31, 2008. As of December 31, 2007, the Company had recorded an $883,000 sales tax reserve which was included in the Company’s sales tax payable account.

(11)	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income is the combination of accumulated net unrealized gains or losses on investments available-for-sale and the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian and United Kingdom statements of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period.

During the third quarter of 2007, the Company recorded the cumulative effect of a foreign currency translation error, in the amount of $614,000. The error, of which $385,000 related to periods prior to December 31, 2006, has been reflected in comprehensive income for the year ended December 31, 2007. The Company has determined that the cumulative adjustment is immaterial to all periods effected and does not have any effect on net loss, retained earnings nor earnings per share. As a result, the Company concluded that it is not necessary to amend prior filings; however, the Company has adjusted comprehensive income for the quarters ended March 31 and June 30, 2007. For the three months ended March 31, 2008 and 2007, the components of accumulated other comprehensive income were as follows:

	Three Months Ended March 31,
	2008	2007
Beginning balance	$1,662,000	$201,000
Foreign currency translation adjustments	(367,000)	(23,000)
Unrealized loss during period in investment available-for-sale	(125,000)	(34,000)

Ending balance	$1,170,000	$144,000

(12)	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value, and expands disclosure for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. On February 12, 2008, the FASB issued SFAS No. 157-2 deferring the effective date of SFAS No. 157 to November 15, 2008 for non financial assets and liabilities. The adoption of SFAS No. 157 has not had a material impact on the condensed consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The adoption of SFAS No.159 has not had a material impact on the condensed consolidated financial statements.

In December 2007 the FASB issued SFAS No. 141R, a revision of SFAS No. 141, Business Combinations, which applies to all acquiring entities. This Statement establishes principles and requirements for how the acquirer is to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, and how to recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In April 2008 the FASB posted FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB No. 141R, Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, the adoption of the FSP will have on its condensed consolidated financial statements.

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

(13)	RESTRUCTURING

In January 2007 we restructured our Canadian operations to reduce our costs and streamline operations. The restructuring involved a reduction of 10 employees, moving the operation to a smaller facility and subleasing the previously occupied facility until the end of the original lease. Along with the restructuring, we sold certain assets and granted a license for the related licensed materials of our Interactive Events business to a former employee. The communication date to the employees was January 11, 2007. The Company accounted for restructuring costs pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Severance for involuntary employee terminations was accrued as of the communication date and the costs to exit certain lease obligations were accrued as of March 31, 2007. Moving, relocation and other associated costs related to the restructuring are expensed as incurred. The restructuring costs are comprised of the following for the three months ended March 31, 2007:

Severance for Involuntary Employee Terminations	$337,000
Costs to Exit Certain Contractual and Lease obligations	99,000
Moving, Relocation, and Other Associated Costs	25,000

Total Restructuring Costs	$461,000

Approximately $9,000 was capitalized as leasehold improvements. Costs to exit lease obligations include the difference in the net present value of the lease payments in excess of the sublease payments to be received. The Company has a reserve of approximately $46,000 and $50,000 as of March 31, 2008 and December 31, 2007, respectively. The Company expects to complete the utilization of the reserve related to this restructuring by 2015, the date the lease expires. The restructuring accrual is included in accrued expenses.

(14)	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

On March 30, 2007, the Company completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. On October 25, 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development it was providing. The Company continues to wind down the professional help desk and support and maintenance services as the Company fulfills its obligations under existing customer agreements. The intellectual property sold constituted substantially all of the remaining operating assets of the Company’s Hospitality Division, which had originally consisted of its Software Solutions and Wireless communications businesses. The Company has accounted for its Hospitality Division as a reportable segment and presented its operations as discontinued operations since the fourth quarter of 2006. The Company recognized approximately $65,000 in other income related to discontinuing the outsourcing of software development and a loss of approximately $62,000 for the sale of the Company’s intellectual property assets during the fourth quarter of 2007. The Company anticipates the dissolution of the professional help desk and support and maintenance services to be completed by June 2008.

The operating results for the Hospitality division have been separately classified and reported as discontinued operations in the consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2008	2007
Operating revenues	$17,000	$2,583,000
Operating expenses	308,000	2,954,000

Operating loss	$(291,000)	$(371,000)
Gain on sale of assets	—	396,000

Income (loss) before income taxes	$(291,000)	$25,000
Income tax expense	—	29,000

Loss from discontinued operations, net of tax	$(291,000)	$(4,000)

The Company accounted for the dissolution of the help desk and support and maintenance operation pursuant to the provisions of Statement of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to disposing a business segment. Severance for involuntary employee terminations is expensed over the requisite service period in which it is earned as certain employees are required to continue to render service until the Company has fulfilled its obligations under existing customer contracts. Moving, relocation and other associated costs related to the dissolution are expensed as incurred. Severance for involuntary employee terminations was approximately $31,000 for the three months ended March 31, 2008 and approximately $37,000 was accrued as of December 31, 2007 and $39,000 was accrued as of March 31, 2008.

The Company expects to complete the utilization of the reserve related to the dissolution by June 2008. The Company also expects to incur additional expenses of approximately $250,000 for maintaining the operation until it as fulfilled its obligations under existing customer agreements.

A summary of the components of assets and liabilities of discontinued operations on NTN Buzztime’s consolidated balance sheets as of March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007
Assets held for sale:
Current assets	$4,000	$192,000
Property, plant and equipment, net	16,000	20,000

Total assets of discontinued operations	$20,000	$212,000
Liabilities of discontinued operations:
Current liabilities	411,000	672,000

Total liabilities of discontinued operations	$411,000	$672,000

Net assets of discontinued operations	$(391,000)	$(460,000)

(15)	GEOGRAPHICAL INFORMATION

The Company markets its products in the United States, Canada, and the United Kingdom. The table below contains information about these geographical areas in which the Company operates. Revenues are attributed to the Buzztime iTV Network segment in these areas. Long-lived assets are based on location of domicile. In December 2003 the Company began operations in Canada by acquiring most of the operating assets, certain liabilities and the operations of NTN Interactive Network, Inc, its Canadian licensee from its parent, Chell Group Corporation Inc. In March 2005 the Company launched the Buzztime iTV Network product in the United Kingdom under the brand Buzztime Network.

	For the Three Months Ended March 31,
	2008	2007
Revenue by geographical area:
United States	$6,119,000	$6,658,000
Canada	963,000	977,000
United Kingdom	100,000	98,000

Total Revenue	$7,182,000	$7,733,000

	March 31, 2008	December 31, 2007
Assets by geographical area:
United States	$8,228,000	$11,075,000
Canada	8,565,000	8,936,000
United Kingdom	689,000	637,000

Total Assets	$17,482,000	$20,648,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans, capital expenditures, industry trends and financial position of NTN Buzztime, Inc. and its subsidiaries. Forward-looking statements are based on information currently available to us and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that may be difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, under the section entitled “Risk Factors,” and in other reports we file with the Securities and Exchange Commission from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

OVERVIEW

We operate principally through two operating divisions: Entertainment and Hospitality. The Entertainment division generates revenue primarily from the Buzztime iTV Network which distributes an interactive television promotional game network to restaurants, sports bars, taverns and pubs in North America and the United Kingdom. Additionally, we generate royalty revenue by distributing our game content and technology to other third-party consumer platforms, including cable television, satellite television, online, retail games and toys, airlines and books. Additional revenue is generated from advertising revenues sold for distribution via the interactive television network.

The Hospitality Division is comprised of NTN Wireless Communications, Inc. (“NTN Wireless”) and NTN Software Solutions, Inc. (“Software Solutions”). In 2006, we determined that the operation of the Hospitality Division was not a strategic fit with our core business and committed to a divestiture plan. These operations have been reclassified as discontinued operations for all periods presented. NTN Wireless provided revenues from producing and distributing guest and server paging systems to restaurants and other markets. Software Solutions developed and distributed customer management software to manage reservations and table service in restaurants. Software Solutions also provided professional help desk services and outsourced software development and support and maintenance services.

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development. We continue to wind down the professional help desk and support and maintenance services as we fulfill our obligations under existing customer agreements (see Note 14).

Restructuring of Canadian Operations

In January 2007 we restructured our Canadian operations to reduce our costs and streamline operations. The restructuring involved a reduction of 10 employees, moving the operation to a smaller facility and subleasing the previously occupied facility until the end of the original lease. Along with the restructuring, we sold certain assets and granted a license for the related licensed materials of our Interactive Events business to a former employee. The communication date to the employees was January 11, 2007. We accounted for restructuring these costs pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (see Note 13).

The Entertainment Division

The out-of-home Buzztime iTV Network has maintained a unique and preemptive position in the hospitality industry for over 20 years as a promotional platform providing interactive entertainment to patrons in restaurants and sports bars. The iTV Network distributes a wide variety of engaging interactive multi-player games, including trivia quiz shows, play-along sports programming, casino-style and casual games to our Network Subscribers. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. Buzztime players can compete with other players within their hospitality venue and also against players in other Network Subscriber venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of March 31, 2008, we had 3,415 United States Network subscribers, 316 Canadian subscribers and 46 U.K. subscribers. Approximately 29% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s, Bennigan’s Irish Grill, Applebee’s and Damon’s Grill.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime iTV Network also earns revenue from advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime iTV Network’s 3,777 venues.

We generate revenue from distributing and licensing our Buzztime-branded content and related technology to consumer platforms, with a focus on interactive networks such as cable TV, satellite TV and mobile phones. Our distribution efforts focus on licensing real-time, mass-participation games such as trivia, head-to-head multi-player games such as Texas Hold’em and single-player games such as solitaire. We leverage our single and multi-player casual games, related technology, brand and marketing reach in order to create incremental licensing revenue from cable television, satellite television, mobile phones, home electronic games, cards and books. The game content is designed for broad audiences and includes trivia quiz shows, real-time sports prediction games that are played along with live televised sporting events, multi-player card and billiard games as well as single-player card, arcade, puzzle and board games.

Our games have been available as a two-way cable TV game service since June 2002. Currently, our games (including trivia, Texas Hold’em, Buzztime Billiards and assorted single-player games) are licensed to eight cable systems including Comcast and Blue Ridge Communications and are available to the digital cable subscribers for free. Our games are also available as a premium monthly subscription service to Echostar DISH and Bell ExpressVu satellite customers in the U.S. and Canada, respectively. We also have license arrangements with Cadaco for retail electronic and card games and Square One Publishers for the Buzztime Trivia Book Series. Revenue from our distribution division is derived primarily from license fees and royalties from third-party licensees who distribute Buzztime content to end-users, as well as from third-party development and production fees.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, the provision for income taxes including the valuation allowance, bad debts, investments, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments.

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

RESULTS OF OPERATIONS

Our Hospitality Division is classified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The operating results for these businesses have been separately classified and reported as discontinued operations in the condensed consolidated financial statements. In accordance with SFAS No. 144, corporate expenses previously allocated to these divisions have been reclassified to Buzztime iTV for all years presented.

Results of Continuing Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Continuing operations, which consists of the Entertainment division, generated a net loss of $2,283,000 for the three months ended March 31, 2008 compared to net loss of $763,000 for the three months ended March 31, 2007.

Revenue

Revenue from continuing operations decreased by $551,000 or 7%, to $7,182,000 in 2008 from $7,733,000 in 2007 predominately due to a reduction in subscription fees as a result of a reduction in our site count. Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers As of March 31,
	2008	2007
United States	3,415	3,573
Canada	316	327
United Kingdom	46	54

Total	3,777	3,954

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin from continuing operations for 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Revenues	$7,182,000	$7,733,000
Direct Costs	2,096,000	2,213,000

Gross Margin	$5,086,000	$5,520,000
Gross Margin Percentage	71%	71%

Gross margin decreased $434,000 or 8%, to $5,086,000 in 2008 compared to $5,520,000 in 2007. The decrease in gross margin is due to the decrease in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,541,000 or 27%, to $7,232,000 in 2008 from $5,691,000 in 2007. Selling, general and administrative expenses increased due to several factors. Personnel related expenses including consultants increased $804,000 primarily due to an increase in personnel in content/programming, advertising, marketing and business development including senior positions. Additionally, bad debt expense increased $130,000 related to customer cancellations. Marketing expenses increased $115,000 primarily due to research and measurement studies conducted on our audience, and professional fees increased $117,000 predominately due to a change in accounting policy in recognizing our audit fees. Severance payments totaled $184,000 as a result of a reduction in force implemented in the first quarter of 2008. Additionally, we incurred an impairment charge of $292,000 related to the abandonment of software development projects during the first quarter of 2008. These increases were offset by an increase in capitalized salaries of $93,000 relating to additional software development for our network.

Restructuring Costs

The Company recorded a restructuring charge during the first quarter of 2007 totaling $452,000, in connection with the restructuring of the Canadian operation to reduce costs and streamline operations. Of this amount, approximately $337,000 was for one-time termination benefits, $99,000 related to costs to exit certain contractual and lease obligations and $16,000 for moving and relocation costs. The restructuring involved a reduction of 10 employees and leased space. No additional restructuring costs were incurred in 2008.

Depreciation and amortization

Depreciation and amortization not related to direct operating costs decreased $31,000 or 20%, to $122,000 in 2008 from $153,000 in 2007 due to various fixed assets becoming fully amortized, thereby, reducing our depreciation in 2008.

Research and Development Expenses

Research and development expenses consist primarily of salaries and benefits related to projects to develop new technologies for the Buzztime iTV network. Research and development expenses remained consistent with the prior year.

Interest Income and Expense

Interest income increased $18,000, to $59,000 in 2008 from $41,000 in 2007 due to an increase in our average cash balance invested in higher interest bearing securities. Due to various capitalized leases expiring in 2007 we did not incur any interest expense.

Other Income

Along with the restructuring, certain assets were sold and the Company granted a license for the related licensed materials to a former employee. For the three months ended March 31, 2007, the Company recognized a gain of approximately $81,000 for the sale of certain assets.

Income Taxes

The Company is expected to report a U.S. tax loss for the year ending December 31, 2008. We expect that we will not incur a federal tax liability, however; we will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, the Company recorded a tax provision of $41,000 for the three months ended March 31, 2008. This was a $19,000 decrease compared to the $60,000 provision for income taxes recorded for the three months ended March 31, 2007.

Results of Discontinued Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Discontinued operations generated a loss of $291,000 for the three months ended March 31, 2008 compared to a loss of $4,000 for the three months ended March 31, 2007. The operating results of the discontinued operations are as follows for 2008 and 2007:

	For the Three Months Ended March 31,
	2008	2007
Operating revenues	$17,000	$2,583,000
Operating expenses	308,000	2,954,000

Operating loss	(291,000)	$(371,000)
Gain on sale of assets	—	396,000

Income (loss) before income taxes	(291,000)	$25,000
Income tax expense	—	29,000

Loss from discontinued operations, net of tax	$(291,000)	$(4,000)

In November 2006 we began to actively pursue the sale of our Hospitality division comprised of NTN Wireless and Software Solutions. In the fourth quarter of 2006, we applied the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain of our assets which were held for sale. SFAS No. 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and that we cease depreciation, depletion and amortization. As of December 31, 2006, the Hospitality division’s assets have been classified as held for sale and the respective assets were revalued as of December 31, 2006. Depreciation on these assets ceased effective December 31, 2006. Additionally, corporate expenses previously allocated to the discontinued operations have been reclassified to Buzztime iTV in accordance with SFAS No. 144.

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development it was providing. We continue to wind down the professional help desk and support and maintenance services as we fulfill our obligations under existing customer agreements. The intellectual property sold constituted substantially all of the remaining operating assets of our Hospitality Division, which had originally consisted of our Software Solutions and Wireless. We have accounted for our Hospitality Division as a reportable segment but we have presented its operations as discontinued operations since the fourth quarter of 2006. We recognized approximately $65,000 in other income related to discontinuing the outsourcing of software development and a loss of approximately $62,000 for the sale of our intellectual property assets for the year ended December 31, 2007. We anticipate the dissolution of the professional help desk and support and maintenance services to be completed by June 2008.

We accounted for the dissolution of the help desk and support and maintenance operation pursuant to the provisions of Statement of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to disposing a business segment. Severance for involuntary employee terminations is expensed over the requisite service period in which it is earned, as certain employees are required to continue to render service until we have fulfilled our obligations under existing customer contracts. Moving, relocation and other associated costs related to the dissolution are expensed as incurred. Severance for involuntary employee terminations was approximately $31,000 and approximately $39,000 was accrued as of March 31, 2008. We expect to complete the utilization of the reserve related to the dissolution by April 2008. We also expect to incur additional expenses of approximately $250,000 for maintaining the operation until we have satisfied our obligations under existing customer agreements.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	Three Months Ended March 31,
	2008	2007
EBITDA Calculation
Net loss per GAAP	$(2,574,000)	$(767,000)
Interest income, net	(59,000)	(28,000)
Depreciation and amortization	841,000	994,000
Income taxes	41,000	89,000

EBITDA	$(1,751,000)	$288,000

Our operations generated EBITDA levels as presented below:

	Three Months Ended March 31, 2008
	Entertainment	Discontinued Operations	Total
EBITDA Calculation:
Net loss per GAAP	$(2,283,000)	$(291,000)	$(2,574,000)
Interest income, net	(59,000)	—	(59,000)
Depreciation and amortization	841,000	—	841,000
Income taxes	41,000	—	41,000

EBITDA	$(1,460,000)	$(291,000)	$(1,751,000)

	Three Months Ended March 31, 2007
	Entertainment	Discontinued Operations	Total
EBITDA Calculation:
Net loss per GAAP	$(763,000)	$(4,000)	$(767,000)
Interest income, net	(28,000)	—	(28,000)
Depreciation and amortization	994,000	—	994,000
Income taxes	60,000	29,000	89,000

EBITDA	$263,000	$25,000	$288,000

LIQUIDITY AND CAPTAL RESOURCES

As of March 31, 2008, we had cash and cash equivalents of $7,854,000 and working capital (current assets in excess of current liabilities) of $5,024,000, compared to cash and cash equivalents of $10,273,000 and working capital of $7,698,000 as of December 31, 2007. Net cash used by operations was $1,238,000 for the three months ended March 31, 2008, and net cash provided by operations was $251,000 for the three months ended March 31, 2007. The increase in cash used in operating activities is principally due to the net loss generated in the first quarter of 2008.

For the three months ended March 31, 2008, net cash used by investing activities was $902,000 compared to net cash provided by investing activities of $2,082,000 for the three months ended March 31, 2007. The cash provided by investing activities in 2007 was primarily due to the proceeds received from the sale of the NTN Wireless business and fewer capital expenditures in 2007 compared to 2008.

For the three months ended March 31, 2008, net cash used in financing activities was $2,000 compared to $42,000 for the three months ended March 31, 2007. Included in net cash used by financing activities in 2007 was $107,000 of payments on capital leases offset by $65,000 in proceeds from the exercise of options and warrants.

We believe existing cash and equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for the next 12 months. We have no debt obligations other than capital leases and we do not expect to incur debt in 2008.

We currently anticipate investing between approximately $1.5 million to $2.0 million in 2008 for capital equipment necessary to support future growth. Our actual future capital requirement will depend on a number of factors, including our success in increasing sales, competition and technological developments as well as subscriber conversions from satellite to broadband.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recent Accounting Pronouncements—In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value, and expands disclosure for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. On February 12, 2008, the FASB issued SFAS No. 157-2 deferring the effective date of SFAS No. 157 to November 15, 2008 for non financial assets and liabilities. The adoption of SFAS No.157 has not had a material impact on the condensed consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The adoption of SFAS No.159 has not had a material impact on the condensed consolidated financial statements.

In December 2007 the FASB issued SFAS No. 141R, a revision of SFAS No. 141, Business Combinations, which applies to all acquiring entities. This Statement establishes principles and requirements for how the acquirer is to recognize and measure in their financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and how to recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Also, in December 2007 the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51, Consolidated Financial Statements, which applies to all entities that prepare consolidated financial statements that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The Statement requires entities that have noncontrolling interests to clearly identify in the financial statements their noncontrolling interest and the respective net income. Additionally, the provision requires that all changes in ownership of noncontrolling interests be treated as equity transactions and any subsidiaries that are deconsolidated are required to be measured at fair value and such valuation is to be used in determining the gain or loss on the deconsolidation. This Statement is applied prospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We currently do not have any noncontrolling interests in our subsidiaries.

In April 2008 the FASB posted FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB No. 141R, Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, the adoption of the FSP will have on its condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of March 31, 2008, we owned common stock of an Australian company that is subject to market risk. We performed an evaluation in the second quarter of 2006 and concluded that the decline in value of this investment was other-than-temporary and recognized an impairment loss of $652,000 to reflect the investment at its fair value. The value of the investment has decreased $125,000 for the three months ended March 31, 2008 and is recorded as other comprehensive income on our consolidated balance sheet.

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

Changes in Internal Control Over Financial Reporting

Since our evaluation as of December 31, 2007 we have had no significant changes in our internal controls.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no known material legal proceedings. However, we are subject to litigation from time to time in the ordinary course of our business.

Item 1A.	Risk Factors.

Risk Factors That May Affect Future Results

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. The risks described in our annual report have not materially changed. If any of the risks described in our annual report or in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Index

Exhibit No.	Description

2.1	Consultation, retention and release, dated February 1, 2008, by and among NTN Buzztime, Inc. and Michele Richards

31.1	Certification of chief executive officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of chief financial officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of chief executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of chief financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May 9, 2008	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(As Principal Financial and Accounting Officer)