Form 10-Q
period 2008-06-30
NTN BUZZTIME INC
filed 2008-08-11
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 31, 2008 the registrant had outstanding 55,652,908 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

ITEM 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$6,616	$10,273
Restricted cash	37	55
Accounts receivable, net of allowances of $300 and $396, respectively	1,051	1,354
Investments available-for-sale	146	264
Prepaid expenses and other current assets	511	745
Assets held for sale (Note 14)	7	212

Total current assets	8,368	12,903
Broadcast equipment and fixed assets, net	3,701	4,101
Software development costs, net of accumulated amortization of $1,195 and $1,071, respectively	935	895
Deferred costs	1,129	1,204
Goodwill	1,248	1,285
Intangible assets, net	263	318
Other assets	150	154

Total assets	$15,794	$20,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$601	$838
Accrued expenses	1,250	901
Sales taxes payable	1,071	982
Accrued salaries	704	357
Accrued vacation	469	447
Income taxes payable	88	36
Deferred revenue	797	972
Liabilities of discontinued operations (Note 14)	309	672

Total current liabilities	5,289	5,205
Deferred revenue, excluding current portion	90	87

Total liabilities	5,379	5,292

Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 55,657,000 and 55,640,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	277	277
Treasury stock, at cost, 454,000 shares at June 30, 2008 and December 31, 2007	(444)	(444)
Additional paid-in capital	113,159	112,942
Accumulated deficit	(103,789)	(98,870)
Accumulated other comprehensive income (Note 11)	1,211	1,662

Total shareholders’ equity	10,415	15,568

Total shareholders’ equity and liabilities	$15,794	$20,860

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share data)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	$7,017	$7,640	$14,199	$15,373
Operating expenses:
Direct operating costs (includes depreciation and amortization of $666 and $857 for the three months ended June 30, 2008 and 2007, respectively, and depreciation and amortization of $1,385 and $1,698 for the six months ended June 30, 2008 and 2007, respectively)	2,028	2,213	4,124	4,426
Selling, general and administrative	6,952	5,643	14,217	11,370
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	145	139	267	292
Restructuring costs (Note 13)	—	26	—	478

Total operating expenses	$9,125	$8,021	$18,608	$16,566

Operating loss	$(2,108)	$(381)	$(4,409)	$(1,193)

Other income (expense):
Interest income	43	105	102	146
Interest expense	—	(8)	—	(22)
Other income	—	—	—	82

Total other income	$43	$97	$102	$206

Loss from continuing operations before income taxes	$(2,065)	$(284)	$(4,307)	$(987)
Provision for income taxes	64	93	105	153

Loss from continuing operations	$(2,129)	$(377)	$(4,412)	$(1,140)
Loss from discontinued operations, net of tax (including gain on sale of NTN Wireless of $396 for the six months ended June 30, 2007)	(216)	(177)	(507)	(181)

Net loss	$(2,345)	$(554)	$(4,919)	$(1,321)

Net loss per common share
Loss from continuing operations, basic and diluted	$(0.04)	$(0.01)	$(0.08)	$(0.02)

Loss from discontinued operations, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Net loss	$(0.04)	$(0.01)	$(0.09)	$(0.02)

Weighted average shares outstanding
Basic and diluted	55,203	54,691	55,195	54,722

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net loss	$(2,345)	$(554)	$(4,919)	$(1,321)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	35	601	(332)	578
Unrealized holding gain (loss) on investment available-for-sale	6	57	(119)	24

Other comprehensive (loss) income	$41	$658	$(451)	$602

Comprehensive (loss) income	$(2,304)	$104	$(5,370)	$(719)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended
	June 30, 2008	June 30, 2007
Cash flows (used in) provided by operating activities:
Net loss	$(4,919)	$(1,321)
Loss from discontinued operations, net of tax	(507)	(181)

Loss from continuing operations	$(4,412)	$(1,140)
Adjustments to reconcile net loss to net cash (used in) provided from operating activities
Depreciation and amortization	1,652	1,990
Provision for doubtful accounts	338	204
Stock-based compensation	219	339
Loss from disposition of equipment and capitalized software	369	156
Changes in operating assets and liabilities:
Accounts receivable	(41)	746
Prepaid expenses and other assets	233	475
Accounts payable and accrued expenses	171	(930)
Income taxes payable	29	(48)
Deferred costs	73	251
Deferred revenue	(573)	(812)

Net cash (used in) provided by operating activities from continuing operations	(1,942)	1,231
Discontinued operations	151	(1,170)

Net cash (used in) provided by operating activities	(1,791)	61
Cash flows (used in) provided by investing activities:
Purchases of broadcast equipment and fixed assets	(1,119)	(105)
Software development expenditures	(512)	(251)
Deposits on broadcast equipment	—	(161)
Restricted cash	16	10

Net cash (used in) provided by investing activities from continuing operations	(1,615)	(507)
Discontinued operations	20	2,298

Net cash (used in) provided by investing activities	(1,595)	1,791
Cash flows (used in) provided by financing activities:
Principal payments on capital lease	(4)	(219)
Proceeds from exercise of warrants and options	—	639

Net cash (used in) provided by financing activities	(4)	420

Net (decrease) increase in cash and cash equivalents	(3,390)	2,272

Effect of exchange rate on cash	(267)	349
Cash and cash equivalents at beginning of period	10,273	8,774

Cash and cash equivalents at end of period	$6,616	$11,395

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$19

Income taxes	$94	$172

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of investment to accounts receivable	$—	$69

Reclassification of royalty receivable to prepaid maintenance contracts	$—	$73

Reclassification of deposits for equipment placed in service	$—	$524

Unrealized holding loss on investments available-for-sale	$(119)	$(24)

Sale of certain assets of Interactive Events business in lieu of severance payment	$—	$100

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

Description of Business

The Company historically has operated principally through two operating divisions: Entertainment and Hospitality. The Entertainment division generates revenue primarily from the Buzztime iTV Network which distributes an interactive television promotional game network to restaurants, sports bars, taverns and pubs in North America and the United Kingdom. Additionally, the Company generates royalty revenue by distributing its game content and technology to other third-party consumer platforms, including cable television, satellite television, online, retail games and toys, airlines and books. Additionally, revenue is generated from advertising revenues sold for distribution via the television network.

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

IWN, Inc., IWN, L.P. and Buzztime Entertainment, Inc. are dormant subsidiaries. As of December 31, 2006, the Company’s Hospitality division was classified as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (see Discontinued Operations—Note 14). The operating results for these businesses have been separately classified and reported as discontinued operations in the condensed consolidated financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008, or any other period.

Reclassifications

We reclassified the consolidated balance sheet and statement of cash flows for the year ended December 31, 2007 and the six months ended June 30, 2007 to conform to the 2008 presentation. We reclassified the consolidated statement of operations for the three and six months ended June 30, 2007 to conform to the 2008 presentation.

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

As of June 30, 2008 and December 31, 2007, the Company had approximately $4,500,000 in Canadian dollars invested in a Canadian Variable Rate Guaranteed Investment Contract. The contract, when initiated, had a one year term, however, the security can be redeemed at any time without penalty or loss of interest; therefore, management has classified this security as a cash equivalent as the security is highly liquid. Approximately $4,500,000 matures July 31, 2008.

The remaining cash equivalents are deposited in an overnight interest-bearing sweep depository account.

The restricted cash balance at June 30, 2008 and December 31, 2007 represents cash invested in an interest-bearing restricted account at a Canadian bank that collateralizes a letter of credit issued by that bank in favor of the landlord of the Company’s Canadian office.

(3) COMMON STOCK

On April 5, 2007, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby management is authorized to repurchase up to a maximum of $3,500,000 of the Common Stock of the Company from time to time in the open market at prevailing market prices or in privately negotiated transactions over an eighteen month period. During the quarter ended September 30, 2007, the Company purchased approximately 454,000 shares for a total of $444,000. No additional purchases have occurred before or subsequent to that quarter.

(4) EARNINGS PER SHARE

The Company computes basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in our earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 7,403,000 and 8,765,000 as of June 30, 2008 and 2007, respectively, were excluded from the computations of diluted net loss per common share as their effect was anti-dilutive.

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

The one investment available-for-sale that the Company holds is a 2,518,260 share investment in its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s original cost basis in the eBet shares is AUD$0.50 per share. The Company’s initial investment in 1999 was for 4,000,000 shares and at various points in 2000, the Company sold 1,481,740 eBet shares, leaving its existing holding of 2,518,260 shares, which represents less than 1.0% of eBet’s current shares outstanding.

The Company performed an evaluation in the second quarter of 2006 and concluded that the decline in value of its investment in eBet was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its fair value which was trading at AUD$0.09. The value of the investment increased $6,000 for the three months ended June 30, 2008 and decreased $119,000 for the six months ended June 30, 2008 and is recorded as other comprehensive income (loss) on our consolidated balance sheet (see Note 11).

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

The fair value of the Company’s investment in eBet Limited is determined based on quoted market prices, which is a Level 1 classification. The Company records the investment on the balance sheet at fair value with changes in fair value recorded as a component of other comprehensive income (loss) in the consolidated balance sheet (see Note 11).

(8) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain software products for the Entertainment division in accordance with SOP No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Amortization of costs related to interactive programs is recognized on a straight-line basis over three years. Amortization expense relating to capitalized software development costs totaled $91,000 and $56,000 for the three months ended June 30, 2008 and 2007, respectively, and $180,000 and $136,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, approximately $464,000 and $388,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three and six months ended June 30, 2008, and determined to abandon various software development projects that were determined to no longer fit with the current strategy or for which it was determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $292,000 was recognized which was included in selling, general, and administrative expenses for the six months ended June 30, 2008. There were no such impairments for the three months ended June 30, 2008 nor the three or six months ended June 30, 2007.

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

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2008:

	Shares	Weighted average exercise price
Outstanding as of December 31, 2007	7,781,000	$1.30
Granted	287,000
Exercised	—
Forfeited or expired	(1,250,000)

Outstanding as of June 30, 2008	6,818,000	$1.24

The weighted-average fair value per share of the options granted during the three months ended June 30, 2008 and 2007, respectively, and six months ended June 30, 2008 and June 30, 2007, respectively, as computed using the Black-Scholes pricing model were $0.10, $0.60 $0.16 and $0.71, respectively. The following weighted-average assumptions were used for grants issued for the three and six months ended June 30, 2008 and 2007, respectively, under the SFAS No. 123R requirements:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.31% - 3.22%	4.91% - 5.10%	2.31% - 3.22%	4.45% - 5.10%
Expected volatility	57.93% - 59.78%	49.76% - 56.69%	53.64% - 59.78%	49.76% - 60.23%
Weighted average risk-free rate	3.15%	5.09%	2.90%	4.82%
Weighted average volatility	59.58%	56.47%	57.31%	58.45%
Forfeiture rate	17.63%	2.00%	17.63%	2.00%
Expected life	0.99 years	4.97 years	2.14 years	4.99 years
Dividend yield	0.00%	0.00%	0.00%	0.00%

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees was $97,000 and $219,000 for the three and six months ended June 30, 2008, respectively, and $154,000 and $333,000 for the three and six months ended June 30, 2007, respectively, and is recorded in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report.

As of June 30, 2008, the Company had $792,000 of unrecognized compensation expense related to outstanding unvested options, net of estimated forfeitures, to be recognized over a weighted-average period of 2.60 years.

(10) CONTINGENCIES

The Company is subject to litigation from time to time in the ordinary course of its business. There can be no assurance that any or all of the following claims will be decided in the Company’s favor and the Company is not insured against all claims made. During the pendency of such claims, the Company will continue to incur the costs of its legal defense.

Potential Legal Action

Trinad Capital Master Fund, Ltd., which beneficially owns 10.5% of the Company’s common stock, has written a series of letters and attempted to nominate an alternative slate of Board of Directors candidates for the Company’s 2008 annual meeting of stockholders. Trinad asserts it has received evidence that the Company and its Board have committed mismanagement, fraud, breach of fiduciary duty and waste of corporate assets. Trinad has made various other demands in these letters and has threatened to take unspecified actions.

The Company believes that Trinad’s concerns and claims are baseless. Nonetheless, there is a risk that Trinad could decide to bring litigation against the Company and/or against directors and officers whom the Company is obliged to indemnify and defend. In addition, Trinad might attempt to wage a corporate control contest against the Company and its current Board of Directors. Any such litigation and/or control contest would likely be significantly expensive and disruptive, could damage the Company’s image with customers, and could destabilize our relationships with key employees. Based on the guidance set forth by SFAS No. 5, Accounting for Contingencies, management has deemed the likelihood that an action would be brought against the Company, which could ultimately result in a material impact to the financial results of the Company, as reasonably possible.

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

The Company evaluates such inquiries on a case-by-case basis and has favorably resolved these tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of Buzztime iTV Network sites, began a sales tax audit. It concluded that the Company’s services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed the Company for approximately $1,115,000 for the five year audit period ended December 31, 2002. The Company has objected to this approach since its services are provided to the consumers for free as a promotional service, which the Company believes falls outside the definition of amusement services as defined by the Texas Tax Code. In August 2006 the Company received a written response from the State Attorney’s office indicating that the State agreed that the Company’s services do not constitute taxable amusement services. However, the State adopted a new position whereby it has concluded that the Company provides taxable cable television services. The Company continues to believe that it provides interactive game services for the purpose of providing a vehicle for its customers to promote their businesses. The Company also believes that these services fall outside of the definition of cable broadcast services as defined by the Texas Tax Code. The Company has filed a request for a hearing with the Texas State Comptroller’s office. However, due to procedural changes within the department, a date has not yet been determined.

The Company is currently undergoing sales tax audits in several States. As a result of those audits, the Company has received assessments in the aggregate of $601,000 from the states of Minnesota and Ohio. The Company has received assessments in the past from certain states, including Ohio, and successfully defended its position resulting in little or no tax liability. Based on the guidance set forth by SFAS No. 5, Accounting for Contingencies, management has deemed the likelihood that it will be forced to pay an assessment as reasonably possible.

Based on the Company’s assessment of its total sales tax exposure, the Company has recorded a $976,000 sales tax reserve which is included in the Company’s sales tax payable account as of June 30, 2008. As of December 31, 2007, the Company had recorded an $883,000 sales tax reserve which was included in the Company’s sales tax payable account.

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

During the third quarter of 2007, the Company recorded the cumulative effect of a foreign currency translation error, in the amount of $614,000. The error, of which $385,000 related to periods prior to December 31, 2006, has been reflected in comprehensive income for the year ended December 31, 2007. The Company has determined that the cumulative adjustment is immaterial to all periods affected and does not have any effect on net loss, retained earnings nor earnings per share. As a result, the Company concluded that it is not necessary to amend prior filings; however, the Company has adjusted accumulated other comprehensive income for the quarters ended March 31 and June 30, 2007. For the three and six months ended June 30, 2008 and 2007, the components of accumulated other comprehensive income were as follows:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Beginning balance	$1,170,000	$144,000	$1,662,000	$201,000
Foreign currency translation adjustment	35,000	601,000	(332,000)	578,000
Unrealized gain / (loss) during period in investment available-for-sale	6,000	57,000	(119,000)	23,000

Ending balance	$1,211,000	$802,000	$1,211,000	$802,000

(12) RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value, and expands disclosure for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. On February 12, 2008, the FASB issued SFAS No. 157-2 deferring the effective date of SFAS No. 157 to November 15, 2008 for non financial assets and liabilities. The adoption of SFAS No. 157-2, ultimately deferring the adoption of SFAS No. 157, has not had a material impact on the condensed consolidated financial statements (see Note 7).

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The adoption of SFAS No.159 has not had a material impact on the condensed consolidated financial statements.

In December 2007 the FASB issued SFAS No. 141R, a revision of SFAS No. 141, Business Combinations, which applies to all acquiring entities. This Statement establishes principles and requirements for how the acquirer is to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, and how to recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of evaluating the impact of adopting SFAS No. 141R on its financial position, results of operations and cash flows.

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

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 161, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on the Company’s financial position, results of operations or cash flow.

In June 2008 the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF No. 08-3”). EITF No. 08-3 provides that all nonrefundable maintenance deposits paid by a lessee, under an arrangement accounted for as a lease, should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional rent expense at that time. EITF No. 08-3 is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting EITF No. 08-3 on the Company’s financial position, results of operations and cash flows.

In June 2008 the EITF reached a consensus on EITF Issue No. 08-4, Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF No. 08-4”). Subsequent to the issuance of EITF No. 98-5, certain portions of the guidance contained in EITF No. 98-5 were nullified by EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF No. 00-27”). EITF No. 08-4 specifically addresses the conforming changes to EITF Issue No. 98-5 and provides transition guidance for the conforming changes. EITF No. 08-4 is effective for the Company for the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of adopting EITF No. 08-4 on the Company’s financial position, results of operations and cash flows.

(13) RESTRUCTURING

In January 2007 the Company restructured its Canadian operations to reduce costs and streamline operations. The restructuring involved a reduction of 10 employees, moving the operation to a smaller facility and subleasing the previously occupied facility until the end of the original lease. Along with the restructuring, the Company sold certain assets and granted a license for the related licensed materials of its Interactive Events business to a former employee. The communication date to the employees was January 11,

2007. The Company accounted for restructuring costs pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to a restructuring plan. Severance for involuntary employee terminations was accrued as of the communication date and the costs to exit certain lease obligations were accrued as of March 31, 2007. Moving, relocation and other associated costs related to the restructuring were expensed as incurred. The restructuring costs are comprised of the following for the three and six months ended June 30, 2007:

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
Severance for involuntary employee terminations	$—	$337,000
Costs to exit certain contractual and lease obligations	—	99,000
Moving, relocation and other associated costs	26,000	51,000

Total restructuring costs	$26,000	$487,000

Approximately $9,000 was capitalized as leasehold improvements. Costs to exit lease obligations include the difference in the net present value of the lease payments in excess of the sublease payments to be received. The Company has a reserve of approximately $47,000 and $50,000 as of June 30, 2008 and December 31, 2007, respectively. The Company expects to complete the utilization of the reserve related to this restructuring by December 2014, the date the lease expires. The restructuring accrual is included in accrued expenses.

In June 2008 the Company made the decision to restructure its operations by removing its presence in the United Kingdom. The restructuring will involve the termination of six employees, relocation of nearly all assets to the United States and disposal of certain other assets. The communication to the employees occurred in July 2008. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, all costs to be incurred as a result of this restructuring plan will be reflected in subsequent periods. Management estimates that total restructuring costs should approximate $200,000 and expects nearly all costs associated with this restructuring to be reflected in operations for three months ended September 30, 2008.

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

On March 30, 2007 the Company completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. On October 25, 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development it was providing. The Company continues to wind down the professional help desk and support and maintenance services as the Company fulfills its obligations under existing customer agreements. The intellectual property sold constituted substantially all of the remaining operating assets of the Company’s Hospitality division, which had originally consisted of its Software Solutions and Wireless communications businesses. The Company has accounted for its Hospitality division as a reportable segment and presented its operations as discontinued operations since the fourth quarter of 2006. The Company recognized approximately $65,000 in other income related to discontinuing the outsourcing of software development and a loss of approximately $62,000 for the sale of the Company’s intellectual property assets during the fourth quarter of 2007. The Company does not expect to incur any additional expenses related to the help desk and support and maintenance function in subsequent periods.

The operating results for the Hospitality division have been separately classified and reported as discontinued operations in the consolidated statements of operations as follows:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Operating revenues	$4,000	$921,000	$21,000	$3,504,000
Operating expenses	220,000	1,095,000	528,000	4,049,000

Operating loss	$(216,000)	$(174,000)	$(507,000)	$(545,000)
Gain on sale of assets	—	—	—	396,000
Other	—	(3,000)	—	(3,000)

Loss before income taxes	$(216,000)	$(177,000)	$(507,000)	$(152,000)
Income tax expense	—	—	—	29,000

Loss from discontinued operations, net of tax	$(216,000)	$(177,000)	$(507,000)	$(181,000)

The Company accounted for the dissolution of the help desk and support and maintenance operation pursuant to the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to disposing a business segment. Severance for involuntary employee terminations is expensed over the requisite service period in which it is earned as certain employees are required to continue to render service until the Company has fulfilled its obligations under existing customer contracts. Moving, relocation and other associated costs related to the dissolution are expensed as incurred. Severance expense for involuntary employee terminations was approximately $29,000 and $60,000 for the three and six months ended June 30, 2008, respectively, and approximately $37,000 was accrued as of December 31, 2007 and $23,000 was accrued as of June 30, 2008.

The Company expects to complete the utilization of the reserve related to the dissolution by September 2008.

A summary of the components of assets and liabilities of discontinued operations on NTN Buzztime’s consolidated balance sheets as of June 30, 2008 and December 31, 2007 is as follows:

	June 30, 2008	December 31, 2007
Assets held for sale:
Current assets	$7,000	$192,000
Broadcast equipment and fixed assets	—	20,000

Total assets of discontinued operations	$7,000	$212,000
Liabilities of discontinued operations:
Current liabilities	309,000	672,000

Total liabilities of discontinued operations	$309,000	$672,000

Net assets of discontinued operations	$(302,000)	$(460,000)

(15) GEOGRAPHICAL INFORMATION

In 2007 and the first half of 2008, the Company marketed its products in the United States, Canada, and the United Kingdom. The table below contains information about these geographical areas in which the Company operated. Revenues are attributed to the Buzztime iTV Network segment in these areas. Long-lived assets are based on location of domicile. In December 2003 the Company began operations in Canada by acquiring most of the operating assets, certain liabilities and the operations of NTN Interactive Network, Inc, its Canadian licensee, from its parent, Chell Group Corporation Inc. In March 2005 the Company launched the Buzztime iTV Network product in the United Kingdom under the brand Buzztime Network.

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues by geographical area:
United States	$6,071,000	$6,631,000	$12,190,000	$13,290,000
Canada	869,000	904,000	1,832,000	1,881,000
United Kingdom	77,000	105,000	177,000	202,000

Total revenue	$7,017,000	$7,640,000	$14,199,000	$15,373,000

	June 30, 2008	December 31, 2007
Assets by geographical area:
United States	$8,073,000	$11,075,000
Canada	7,297,000	8,936,000
United Kingdom	417,000	637,000

Total assets	$15,787,000	$20,648,000

(16) SIGNIFICANT CUSTOMER

For the three and six months ended June 30, 2008, the Company generated approximately 11% of revenue from a national chain, Buffalo Wild Wings together with its franchises. For the three and six months ended June 30, 2007, the Company generated approximately 10% of revenue from that chain. As of June 30, 2008 and 2007, approximately $65,000 and $74,000, respectively, were included in accounts receivable from this customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans, capital expenditures, industry trends and financial position of NTN Buzztime, Inc. and its subsidiaries. Forward-looking statements are based on information currently available to us and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that may be difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, under the section entitled “Risk Factors,” and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other reports we file with the Securities and Exchange Commission from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

OVERVIEW

We historically have operated principally through two operating divisions: Entertainment and Hospitality. The Entertainment division generates revenue primarily from the Buzztime iTV Network which distributes an interactive television promotional game network to restaurants, sports bars, taverns and pubs, primarily in North America. Additionally, we generate royalty revenue by distributing our game content and technology to other third-party consumer platforms, including cable television, satellite television, online, retail games and toys, airlines and books. Additional revenue is generated from advertising revenues sold for distribution via the interactive television network.

The Hospitality division has been discontinued. It was comprised of NTN Wireless Communications, Inc. (“NTN Wireless”) and NTN Software Solutions, Inc. (“Software Solutions”). In 2006, we determined that the operation of the Hospitality division was not a strategic fit with our core business and committed to a divestiture plan. These operations have been reclassified as discontinued operations for all periods presented. NTN Wireless provided revenues from producing and distributing guest and server paging systems to restaurants and other markets. Software Solutions developed and distributed customer management software to manage reservations and table service in restaurants. Software Solutions also provided professional help desk services and outsourced software development and support and maintenance services.

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development. The Company does not expect to incur any additional expenses related to the help desk and support and maintenance function in subsequent periods.

Restructuring of Operations

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

In June 2008 we decided to terminate our United Kingdom presence. The restructuring will involve the termination of six employees, relocation of nearly all assets to the United States and disposal of certain other assets. Total restructuring costs should approximate $200,000 and nearly all costs associated with this restructuring are expected to be reflected in our statement of operations for the three months ended September 30, 2008. As of June 30, 2008, UK operations accounted for less than 1% of total subscribing sites.

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

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of June 30, 2008, we had 3,402 United States Network subscribers, 307 Canadian subscribers and 37 U.K. subscribers. Approximately 29% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s, Applebee’s and Damon’s Grill.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime iTV Network also earns revenue from advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime iTV Network’s venues.

We also generate revenue from distributing and licensing our Buzztime-branded content and related technology to consumer platforms, with a focus on interactive networks such as cable TV, satellite TV and mobile phones. Our distribution efforts focus on licensing real-time, mass-participation games such as trivia, head-to-head multi-player games such as Texas Hold’em and single-player games such as solitaire. Our incremental licensing revenue derived from cable television, satellite television, mobile phones, home electronic games, cards and books. The game content is designed for broad audiences and includes trivia quiz shows, real-time sports prediction games that are played along with live televised sporting events, multi-player card and billiard games as well as single-player card, arcade, puzzle and board games.

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

Web Site Access to SEC Filings

We maintain an Internet website at www.ntnbuzztime.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act and certain other filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Results of Continuing Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Continuing operations, which consists of the Entertainment division, generated a net loss of $2,129,000 for the three months ended June 30, 2008 compared to net loss of $377,000 for the three months ended June 30, 2007.

Revenue

Revenue from continuing operations decreased $623,000 or 8%, to $7,017,000 in 2008 from $7,640,000 in 2007 due to a reduction in subscription fees predominantly driven by a reduction in our site count. Comparative site count information for Buzztime iTV Network is as follows:

	Network subscribers As of June 30,
	2008	2007
United States	3,402	3,511
Canada	307	311
United Kingdom	37	63

Total	3,746	3,885

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin from continuing operations for 2008 and 2007:

	Three months ended June 30,
	2008	2007
Revenue	$7,017,000	$7,640,000
Direct costs	2,028,000	2,213,000

Gross margin	$4,989,000	$5,427,000

Gross margin percentage	71%	71%

Gross margin decreased $438,000 to $4,989,000 in 2008 compared to $5,427,000 in 2007. The $438,000 decrease in gross margin in total dollars is due to the decrease in revenues, as the gross margin percentage remained stable.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,309,000 or 23%, to $6,952,000 in 2008 from $5,643,000 in 2007. Selling, general and administrative expenses increased due to several factors. Salaries and contract services increased $629,000 primarily due to an increase in personnel in content/programming, advertising, marketing and business development. Severance expense totaled $512,000 as a result of a reduction in force implemented in the second quarter of 2008 and the departure of the former CEO resulting in a $483,000 increase from the prior year. Marketing expenses increased $88,000 primarily due to research and measurement studies conducted on our audiences and professional fees increased $114,000 predominately due to legal fees related to corporate governance matters as well as a trademark infringement case. These increases were offset by an increase in capitalized salaries of $82,000 relating to additional software development for our network.

Interest Income and Expense

Interest income decreased $62,000, to $43,000 in 2008 from $105,000 in 2007. Our average cash balance invested in interest bearing securities decreased. Also, due to various capitalized leases expiring in 2007 we did not incur any interest expense in 2008.

Income Taxes

We expect to report a U.S. tax loss for the year ending December 31, 2008. We expect that we will not incur a federal tax liability, however; we will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, we recorded a tax provision of $64,000 for the three months ended June 30, 2008. This was a $29,000 decrease compared to the $93,000 provision for income taxes recorded for the three months ended June 30, 2007. We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.

Results of Discontinued Operations

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Discontinued operations generated a net loss of $216,000 for the three months ended June 30, 2008 compared to a net loss of $177,000 for the three months ended June 30, 2007. The operating results of the discontinued operations are as follows for 2008 and 2007:

	Three months ended
	June 30, 2008	June 30, 2007
Operating revenues	$4,000	$921,000
Operating expenses	220,000	1,095,000

Operating loss	$(216,000)	$(174,000)
Other	—	(3,000)

Loss from discontinued operations, net of tax	$(216,000)	$(177,000)

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development it was providing. The intellectual property sold constituted substantially all of the remaining operating assets of our Hospitality division, which had originally consisted of our Software Solutions and Wireless. We have accounted for our Hospitality division as a reportable segment but we have presented its operations as discontinued operations since the fourth quarter of 2006. We do not anticipate any further costs related to the dissolution of the professional help desk and support and maintenance services.

Moving, relocation and other associated costs related to the dissolution are expensed as incurred. Severance for involuntary employee terminations was approximately $29,000 for the three months ended June 30, 2008 and approximately $23,000 was accrued as of June 30, 2008. We expect to complete the utilization of the reserve related to the dissolution by September 2008.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	Three months ended
	June 30, 2008	June 30, 2007
Net loss per GAAP	$(2,345,000)	$(554,000)
Interest income, net	(43,000)	(97,000)
Depreciation and amortization	818,000	996,000
Income taxes	64,000	93,000

EBITDA	$(1,506,000)	$438,000

Our operations generated EBITDA levels as presented below:

	Three months ended June 30, 2008
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(2,129,000)	$(216,000)	$(2,345,000)
Interest income, net	(43,000)	—	(43,000)
Depreciation and amortization	818,000	—	818,000
Income taxes	64,000	—	64,000

EBITDA	$(1,290,000)	$(216,000)	$(1,506,000)

	Three months ended June 30, 2007
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(377,000)	$(177,000)	$(554,000)
Interest income, net	(97,000)	—	(97,000)
Depreciation and amortization	996,000	—	996,000
Income taxes	93,000	—	93,000

EBITDA	$615,000	$(177,000)	$438,000

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Continuing operations, which consists of the Entertainment division, generated a net loss of $4,412,000 for the six months ended June 30, 2008 compared to net loss of $1,140,000 for the six months ended June 30, 2007.

Revenue

Revenue from continuing operations decreased $1,174,000 or 8%, to $14,199,000 in 2008 from $15,373,000 in 2007 due to a reduction in subscription fees predominantly driven by a reduction in our site count. Comparative site count information for Buzztime iTV Network is as follows:

	Network subscribers As of June 30,
	2008	2007
United States	3,402	3,511
Canada	307	311
United Kingdom	37	63

Total	3,746	3,885

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin from continuing operations for 2008 and 2007:

	Six months ended June 30,
	2008	2007
Revenue	$14,199,000	$15,373,000
Direct costs	4,124,000	4,426,000

Gross margin	$10,075,000	$10,947,000

Gross margin percentage	71%	71%

Gross margin decreased $872,000 to $10,075,000 in 2008 compared to $10,947,000 in 2007. The $872,000 decrease in gross margin in total dollars is due to the decrease in revenues, as the gross margin percentage remained stable.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,847,000 or 25%, to $14,217,000 in 2008 from $11,370,000 in 2007. Selling, general and administrative expenses increased due to several factors. Salaries and contract services increased $1,324,000 primarily due to an increase in personnel in content/programming, advertising, marketing and business development. Severance expenses totaled $696,000 as a result of a reduction in force implemented in the second quarter of 2008 and the departure of the former CEO resulting in a $693,000 increase from the prior year. Additionally, bad debt expense increased $141,000 related to customer cancellations. Marketing expenses increased $203,000 primarily due to research and measurement studies conducted on our audiences and professional fees increased $232,000 predominately due to legal fees related to corporate governance matters as well as a trademark infringement case. These increases were offset by an increase in capitalized salaries of $175,000 relating to additional software development for our network.

Restructuring Costs

We recorded a restructuring charges totaling $26,000, and $478,000 during the three and six months ended June 30, 2007, respectively, in connection with the restructuring of the Canadian operation to reduce costs and streamline operations. Of this amount, approximately $337,000 was for one-time termination benefits, $99,000 related to costs to exit certain contractual and lease obligations and $16,000 for moving and relocation costs. The restructuring involved a reduction of 10 employees and leased space. No additional restructuring costs were incurred in 2008.

We expect to incur approximately $200,000 of restructuring charges in the third quarter of 2008 for the termination of our UK operations.

Depreciation and amortization

Depreciation and amortization not related to direct operating costs decreased $25,000 or 9%, to $267,000 in 2008 from $292,000 in 2007 due to various fixed assets becoming fully amortized, thereby reducing our depreciation in 2008.

Interest Income and Expense

Interest income decreased $44,000, to $102,000 in 2008 from $146,000 in 2007 due to a decrease in our average cash balance invested. Due to various capitalized leases expiring in 2007 we did not incur any interest expense in 2008.

Other Income

Along with the Hospitality restructuring, certain assets were sold and we granted a license for the related licensed materials to a former employee. During the six months ended June 30, 2007, we recognized a gain of approximately $82,000 for the sale of certain assets.

Income Taxes

We expect to report a U.S. tax loss for the year ending December 31, 2008. We expect that we will not incur a federal tax liability, however; we will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, we recorded a tax provision of $105,000 for the six months ended June 30, 2008. This was a $48,000 decrease compared to the $153,000 provision for income taxes recorded for the six months ended June 30, 2007. We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.

Results of Discontinued Operations

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Discontinued operations generated a net loss of $507,000 for the six months ended June 30, 2008 compared to a net loss of $181,000 for the six months ended June 30, 2007. The operating results of the discontinued operations are as follows for 2008 and 2007:

	Six months ended
	June 30, 2008	June 30, 2007
Operating revenues	$21,000	$3,504,000
Operating expenses	528,000	4,049,000

Operating loss	$(507,000)	$(545,000)
Gain on sale of assets	—	396,000
Income tax expense	—	29,000
Other	—	(3,000)

Loss from discontinued operations, net of tax	$(507,000)	$(181,000)

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development it was providing. We continue to wind down the professional help desk and support and maintenance services as we fulfill our obligations under existing customer agreements. The intellectual property sold constituted substantially all of the remaining operating assets of our Hospitality division, which had originally consisted of our Software Solutions and Wireless. We have accounted for our Hospitality division as a reportable segment but we have presented its operations as discontinued operations since the fourth quarter of 2006. We do not anticipate any further costs related to the dissolution of the professional help desk and support and maintenance services.

Moving, relocation and other associated costs related to the dissolution are expensed as incurred. Severance for involuntary employee terminations was approximately $29,000 for the three months ended June 30, 2008 and approximately $23,000 was accrued as of June 30, 2008. We expect to complete the utilization of the reserve related to the dissolution by September 2008.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	Six months ended
	June 30, 2008	June 30, 2007
Net loss per GAAP	$(4,919,000)	$(1,321,000)
Interest income, net	(102,000)	(124,000)
Depreciation and amortization	1,659,000	1,990,000
Income taxes	105,000	182,000

EBITDA	$(3,257,000)	$727,000

Our operations generated EBITDA levels as presented below:

	Six months ended June 30, 2008
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(4,412,000)	$(507,000)	$(4,919,000)
Interest income, net	(102,000)	—	(102,000)
Depreciation and amortization	1,659,000	—	1,659,000
Income taxes	105,000	—	105,000

EBITDA	$(2,750,000)	$(507,000)	$(3,257,000)

	Six months ended June 30, 2007
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(1,140,000)	$(181,000)	$(1,321,000)
Interest income, net	(124,000)	—	(124,000)
Depreciation and amortization	1,990,000	—	1,990,000
Income taxes	153,000	29,000	182,000

EBITDA	$879,000	$(152,000)	$727,000

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had cash and cash equivalents of $6,616,000 and working capital (current assets in excess of current liabilities) of $3,079,000, compared to cash and cash equivalents of $10,273,000 and working capital of $7,698,000 as of December 31, 2007. Net cash used in operating activities was $1,791,000 for the six months ended June 30, 2008, and net cash provided by operations was $61,000 for the six months ended June 30, 2007. The increase in cash used in operating activities is principally due to the net loss generated in the first half of 2008.

For the six months ended June 30, 2008, net cash used in investing activities was $1,595,000 compared to net cash provided by investing activities of $1,791,000 for the six months ended June 30, 2007. The cash provided by investing activities in 2007 was primarily due to the proceeds received from the sale of the NTN Wireless, and fewer capital expenditures in 2007 compared to 2008.

For the six months ended June 30, 2008, net cash used in financing activities was $4,000 compared to net cash provided by financing activities of $420,000 for the six months ended June 30, 2007. The change in cash flows from financing activities was due to proceeds from the exercise of options and warrants received in 2007.

We believe existing cash and equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for the next 12 months. We have no debt obligations other than capital leases and we do not expect to incur debt in 2008.

We currently anticipate investing approximately $300,000 to $400,000 in the second half of 2008 for capital equipment necessary to support future growth. Our actual future capital requirement will depend on a number of factors, including our success in increasing sales, competition and technological developments as well as subscriber conversions from satellite to broadband.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recent Accounting Pronouncements— In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 provides a definition of fair value, establishes acceptable methods of measuring fair value, and expands disclosure for fair value measurements. The principles apply under accounting pronouncements which require measurement of fair value and do not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. On February 12, 2008, the FASB issued SFAS No. 157-2 deferring the effective date of SFAS No. 157 to November 15, 2008 for non financial assets and liabilities. The adoption of SFAS No. 157-2, ultimately deferring the adoption of SFAS No. 157, has not had a material impact on the condensed consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The adoption of SFAS No.159 has not had a material impact on the condensed consolidated financial statements.

In December 2007 the FASB issued SFAS No. 141R, a revision of SFAS No. 141, Business Combinations, which applies to all acquiring entities. This Statement establishes principles and requirements for how the acquirer is to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, and how to recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of evaluating the impact of adopting SFAS No. 141R on its financial position, results of operations and cash flows.

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

In April 2008 the FASB posted FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FASB No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB No. 141R, Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are in the process of determining the effect, if any, the adoption of the FSP will have on our condensed consolidated financial statements.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although we will continue to evaluate the application of SFAS No. 161, management does not currently believe adoption will have a material impact on our financial condition or operating results.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to US Auditing Standards (“AU”) Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. This standard is not expected to have an impact on our financial position, results of operations or cash flow.

In June 2008, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits under Lease Agreements (“EITF No. 08-3”). EITF No. 08-3 provides that all nonrefundable maintenance deposits paid by a lessee, under an arrangement accounted for as a lease, should be accounted for as a deposit. When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Once it is determined that an amount on deposit is not probable of being used to fund future maintenance expense, it is recognized as additional rent expense at that time. EITF No. 08-3 is effective for us on January 1, 2009. We are currently evaluating the impact of adopting EITF No. 08-3 on our financial position, results of operations and cash flows.

In June 2008, the EITF reached a consensus on EITF Issue No. 08-4, Transition Guidance for Conforming Changes to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF No. 08-4”). Subsequent to the issuance of EITF No. 98-5, certain portions of the guidance contained in EITF No. 98-5 were nullified by EITF Issue No. 00-27, Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ (“EITF No. 00-27”). EITF No. 08-4 is effective for the Company for the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of adopting EITF No. 08-4 on the Company’s financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of June 30, 2008, we owned common stock of an Australian company that is subject to market risk. We performed an evaluation in the second quarter of 2006 and concluded that the decline in value of this investment was other-than-temporary and recognized an impairment loss of $652,000 to reflect the investment at its fair value. The value of the investment has decreased $119,000 for the six months ended June 30, 2008 and is recorded as other comprehensive income on our consolidated balance sheet.

This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates which would impact the value of the investment.

Our interest income is sensitive to changes in the general level of U.S. and Canadian interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average redemption period of our investment portfolio is 30 days. A 1% change in interest rates would have an effect of approximately $75,000 for a one year period.

We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

We do not have any derivative financial instruments, nor do we have any speculative or hedging instruments.

Item 4.	Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as to whether such disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

Since our evaluation as of December 31, 2007 we have had no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no known material legal proceedings of the kind which would be required to be reported. However, we are subject to litigation from time to time in the ordinary course of our business.

Item 1A.	Risk Factors.

Risk Factors That May Affect Future Results

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. Other than the additional risks addressed below, the risks described in our annual report have not materially changed. If any of the risks described in our annual report or in this report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

We may incur litigation or other challenges related to company control.

Trinad Capital Master Fund, Ltd., which beneficially owns 10.5% of our common stock, has written us a series of letters. Trinad also attempted to nominate an alternative slate of Board of Directors candidates for our 2008 annual meeting of stockholders. However, the attempted nominations were invalid because Trinad did not comply with the advance-notice requirement in our Bylaws. Trinad asserts it has received evidence that we and our Board have committed mismanagement, fraud, breach of fiduciary duty and waste of corporate assets. Trinad has made various other demands on us in these letters, and has threatened to take unspecified action.

We believe that Trinad’s concerns and claims are baseless. Nonetheless, there is a risk that Trinad could decide to bring litigation against us and/or against directors and officers whom we are obliged to indemnify and defend. In addition, Trinad might attempt to wage a corporate control contest against us and our current Board of Directors.

Any such litigation and/or control contest would likely be significantly expensive and disruptive, could damage our image with customers, and could destabilize our relationships with key employees. If we were to lose a litigation, we might have to pay damages. If we were to lose a control contest, the new personnel and strategies implemented by Trinad may not be effective, might be less effective than the present and the changeover would involve significant disruption. In addition, even if we were to prevail in all respects or reach a settlement on mutually agreeable terms, the costs and expenses of any defense and/or settlement could be significant, and the litigation/control-contest process could be time consuming and could divert our management and key personnel from our business operations. The occurrence of any of these events could harm our business.

Our management transition creates uncertainties.

Dario Santana, our former CEO and President, separated from the Company in May 2008. Currently Michael Fleming is serving as Interim Chief Executive Officer. Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may also prove to be disruptive. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of company operations and due to cultural differences and friction that may result from changes in strategy and style.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2008 Annual Meeting of Stockholders was convened on May 30, 2008 and, after an adjournment, concluded on June 26, 2008. At this meeting, our stockholders voted on the following two proposals: (1) to elect five directors to hold office until the 2009 annual meeting of stockholders and until their respective successors are duly elected, and (2) to ratify the appointment of Mayer Hoffman McCann P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Proposal 1: Election of Directors

Nominees:	Votes for	Votes Withheld
Gary Arlen	22,046,351	13,800,762
Barry Bergsman	22,090,968	13,756,145
Robert B. Clasen	31,991,446	3,855,667
Joseph J. Farricielli, Jr.	33,539,797	2,307,316
Michael Fleming	31,985,565	3,861,548

Proposal 2: Ratification of Independent Registered Public Accounting Firm

Our stockholders voted to ratify the appointment of Mayer Hoffman McCann P.C. The votes regarding Proposal No. 2 were as follows:

Votes In Favor	Votes Against	Abstentions
33,654,052	1,882,500	310,561

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended

10.16	Employment Agreement, dated May 29, 2008, by and between NTN Buzztime, Inc. and Michael Fleming

10.17	Retention and Severance Agreement, dated June 27, 2008, by and between NTN Buzztime, Inc. and Kendra Berger

10.18	Form of Stock Unit Award Agreement under the NTN Buzztime, Inc. 2004 Performance Incentive Plan

10.19	Release of Claims Agreement, dated July 9, 2008, by and between NTN Buzztime, Inc. and Dario Santana

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) / 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 13a-14(b) / 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: August 8, 2008	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)