Form 10-Q
period 2008-09-30
NTN BUZZTIME INC
filed 2008-11-10
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 6, 2008 the registrant had outstanding 55,652,908 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES
FORM 10-Q

PART I

ITEM 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$5,257	$10,273
Restricted cash	36	55
Accounts receivable, net of allowances of $279 and $396, respectively	862	1,354
Investments available-for-sale	87	264
Prepaid expenses and other current assets	592	745
Assets held for sale (Note 14)	-	212
Total current assets	6,834	12,903
Broadcast equipment and fixed assets, net	3,659	4,101
Software development costs, net	983	895
Deferred costs	1,397	1,204
Goodwill	1,215	1,285
Intangible assets, net	234	318
Other assets	146	154
Total assets	$14,468	$20,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$739	$831
Accrued expenses	1,379	908
Sales tax payable	1,122	982
Accrued salaries	518	357
Accrued vacation	408	447
Income tax payable	58	36
Deferred revenue	810	972
Liabilities of discontinued operations (Note 14)	-	672
Total current liabilities	5,034	5,205
Deferred revenue, excluding current portion	82	87
Total liabilities	5,116	5,292

Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 55,657,000 and 55,640,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	277	277
Treasury stock, at cost, 503,000 shares at September 30, 2008 and 454,000 shares at December 31, 2007	(456)	(444)
Additional paid-in capital	113,200	112,942
Accumulated deficit	(104,646)	(98,870)
Accumulated other comprehensive income (Note 11)	976	1,662
Total shareholders’ equity	9,352	15,568
Total shareholders’ equity and liabilities	$14,468	$20,860

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except share data)

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues	$6,772	$7,476	$20,971	$22,849
Operating expenses:
Direct operating costs (includes depreciation and amortization of $619 and $879 for the three months ended September 30, 2008 and 2007, respectively, and depreciation and amortization of $2,004 and $2,577 for the nine months ended September 30, 2008 and 2007, respectively)	1,971	2,249	6,095	6,675
Impairment of intangible asset	-	968	-	968
Selling, general and administrative	5,724	5,816	19,941	17,186
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	133	129	400	421
Restructuring costs (Note 13)	-	-	-	478
Total operating expenses	$7,828	$9,162	$26,436	$25,728
Operating loss	$(1,056)	$(1,686)	$(5,465)	$(2,879)

Other income (expense):
Interest income	27	107	129	253
Interest expense	(4)	(5)	(4)	(26)
Other income	69	2	69	83
Total other income	$92	$104	$194	$310
Loss from continuing operations before income taxes	$(964)	$(1,582)	$(5,271)	$(2,569)
Provision for income taxes	68	35	173	188

Loss from continuing operations	$(1,032)	$(1,617)	$(5,444)	$(2,757)
Income (loss) from discontinued operations, net of tax (including gain on sale of NTN Wireless of $396 for the nine months ended September 30, 2007)	175	(168)	(332)	(349)
Net loss	$(857)	$(1,785)	$(5,776)	$(3,106)

Net loss per common share
Loss from continuing operations, basic and diluted	$(0.02)	$(0.03)	$(0.10)	$(0.05)
Income (loss) from discontinued operations, basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)
Net loss	$(0.02)	$(0.03)	$(0.11)	$(0.06)

Weighted average shares outstanding
Basic and diluted	55,196	56,000	55,195	55,148

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net loss	$(857)	$(1,785)	$(5,776)	$(3,106)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(177)	501	(509)	1,464
Unrealized holding loss on investment available-for-sale	(58)	(48)	(177)	(24)
Other comprehensive (loss) income	$(235)	$453	$(686)	$1,440
Comprehensive loss	$(1,092)	$(1,332)	$(6,462)	$(1,666)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	September 30, 2008	September 30, 2007
Cash flows (used in) provided by operating activities:
Net loss	$(5,776)	$(3,106)
Loss from discontinued operations, net of tax	332	349
Loss from continuing operations	$(5,444)	$(2,757)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	2,404	2,998
Provision for doubtful accounts	463	284
Impairment of intangible asset	-	968
Stock-based compensation	260	466
Loss (gain) from disposition of equipment and capitalized software	384	(171)
Changes in operating assets and liabilities:
Accounts receivable	31	283
Prepaid expenses and other assets	154	280
Accounts payable and accrued expenses	268	(789)
Income taxes payable	2	(12)
Deferred costs	(198)	265
Deferred revenue	(564)	(658)
Net cash (used in) provided by operating activities from continuing operations	(2,240)	1,157
Discontinued operations	9	(1,501)
Net cash used in operating activities	(2,231)	(344)
Cash flows (used in) provided by investing activities:
Purchases of broadcast equipment and fixed assets	(1,759)	(383)
Software development expenditures	(649)	(432)
Deposits on broadcast equipment	-	(161)
Proceeds from sale of equipment and other assets	-	363
Restricted cash	16	6
Net cash used in investing activities from continuing operations	(2,392)	(607)
Discontinued operations	20	2,397
Net cash (used in) provided by investing activities	(2,372)	1,790
Cash flows (used in) provided by financing activities:
Principal payments on capital lease	(11)	(351)
Settlement of stock option	-	(40)
Purchases of treasury stock	(12)	(444)
Proceeds from exercise of warrants and options	-	651
Net cash used in financing activities	(23)	(184)
Net (decrease) increase in cash and cash equivalents	(4,626)	1,262
Effect of exchange rate on cash	(390)	735
Cash and cash equivalents at beginning of period	10,273	8,774
Cash and cash equivalents at end of period	$5,257	$10,771

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4	$25
Income taxes	$163	$283

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
(continued)

	Nine months ended
	September 30, 2008	September 30, 2007
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of investment to accounts receivable	$-	$69
Reclassification of royalty receivable to prepaid maintenance contracts	$-	$73
Reclassification of deposits for equipment placed in service	$-	$524
Unrealized holding loss on investments available-for-sale	$(177)	$(24)
Equipment acquired under capital lease	$43	$-
Sale of certain assets of Interactive Events business in lieu of severance payment	$-	$100

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION

Description of Business

The Company historically has operated principally through two operating divisions: Entertainment and Hospitality. The Entertainment division generates revenue primarily from the Buzztime iTV Network which distributes an interactive television promotional game network to restaurants, sports bars, taverns and pubs in North America. Additionally, the Company generates royalty revenue by distributing its game content and technology to other third-party consumer platforms, including cable television, satellite television, online, retail games and toys, airlines and books. Additionally, revenue is generated from advertising revenues sold for distribution via the television network.

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

On March 30, 2007, the Company completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development. Additionally, the Company completed the wind down of its professional help desk and support and maintenance services during the third quarter of 2008 (see Note 14).

Basis of Accounting Presentation

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary for a fair presentation for the periods presented of the financial position, results of operations and cash flows of NTN Buzztime, Inc. and its wholly-owned subsidiaries: IWN, Inc., IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc., NTN Software Solutions, Inc., NTN Canada, Inc., and NTN Buzztime, Ltd. Interim results are not indicative of fiscal year-end results. Unless otherwise indicated, references to “Buzztime”, “we”, “us” and “our” include the Company and its consolidated subsidiaries.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008, or any other period.

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet and statement of cash flows for the year ended December 31, 2007 and the nine months ended September 30, 2007, respectively, to conform to the 2008 presentation. The company reclassified the consolidated statement of operations for the three and nine months ended September 30, 2007 to conform to the 2008 presentation.

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

As of September 30, 2008 and December 31, 2007, the Company had approximately $3,656,000 and $4,587,000, respectively, in Canadian dollars invested in a Canadian Variable Rate Guaranteed Investment Contract. The contract, when initiated, had a one year term, however, the security can be redeemed at any time without penalty or loss of interest; therefore, management has classified this security as a cash equivalent as the security is highly liquid.

The remaining cash equivalents are deposited in an overnight interest-bearing sweep depository account.

The restricted cash balance at September 30, 2008 and December 31, 2007 represents cash invested in an interest-bearing restricted account at a Canadian bank that collateralizes a letter of credit issued by that bank in favor of the landlord of the Company’s Canadian office.

(3) COMMON STOCK

On April 5, 2007, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby management is authorized to repurchase up to a maximum of $3,500,000 of the Company’s Common Stock from time to time in the open market at prevailing market prices or in privately negotiated transactions over an eighteen month period which expired on October 4, 2008. During the quarter ended September 30, 2008, the Company purchased approximately 49,400 shares for a total of $12,250.  In addition, the Company purchased approximately 454,000 shares for a total of $444,000 during 2007.  In total, the Company has purchased approximately 503,000 shares for a total of $456,000.

(4) EARNINGS PER SHARE

The Company computes basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in our earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 7,055,000 and 9,363,000 as of September 30, 2008 and 2007, respectively, were excluded from the computations of diluted net loss per common share as their effect was anti-dilutive.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2008, using a test approach consistent to that used as of September 30, 2007, which is described in the 2007 10-K.  It was determined that there were no indications of impairment at September 30, 2008.

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

The one investment available-for-sale that the Company holds is a 2,518,000 share investment in its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s original cost basis in the eBet shares is AUD$0.50 per share. The Company’s initial investment in 1999 was for 4,000,000 shares and at various points in 2000, the Company sold 1,481,000 eBet shares, leaving its existing holding of 2,518,000 shares, which represents less than 1.0% of eBet’s current shares outstanding.

The Company performed an evaluation in the second quarter of 2006 and concluded that the decline in value of its investment in eBet was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its fair value which was trading at AUD$0.09. The value of the investment decreased $58,000 for the three months ended September 30, 2008 and decreased $177,000 for the nine months ended September 30, 2008.  These declines are recorded as other comprehensive income (loss) on the Company’s consolidated balance sheet (see Note 11).  The Company will continue to monitor this investment for any indications that the additional decline in value is other-than-temporary ultimately resulting in additional impairments.

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

(8) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain software products for the Entertainment division in accordance with SOP No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Amortization of costs related to interactive programs is recognized on a straight-line basis over three years. Amortization expense relating to capitalized software development costs totaled $87,000 and $104,000 for the three months ended September 30, 2008 and 2007, respectively, and $267,000 for the nine months ended September 30, 2008 and 2007.  As of September 30, 2008 and December 31, 2007, approximately $405,000 and $388,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

The Company performed quarterly reviews of software development projects to determine if any impairment exists.  In March 2008, the Company decided to abandon various software development projects that were determined to no longer fit with the current strategy or for which it was determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $292,000 was recognized which was included in selling, general, and administrative expenses for the nine months ended September 30, 2008.  There were no such impairments for the three months ended September 30, 2008.  The Company incurred an $11,000 impairment during the three months ended September 30, 2007 and $140,000 for the nine months ended September 30, 2007.

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

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2008:

	Shares	Weighted average exercise price
Outstanding as of December 31, 2007	7,781,000	$1.30
Granted	667,000
Exercised	—
Forfeited or expired	(2,097,000)

Outstanding as of September 30, 2008	6,351,000	$1.19

The weighted-average fair value per share of the options granted during the three months ended September 30, 2008 and 2007, respectively, and nine months ended September 30, 2008 and September 30, 2007, respectively, as computed using the Black-Scholes pricing model were $0.18, $0.51, $0.20 and $0.56, respectively. The following weighted-average assumptions were used for grants issued for the three and nine months ended September 30, 2008 and 2007, respectively, under the SFAS No. 123R requirements:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average risk-free interest rate	2.94%	4.52%	3.21%	4.60%
Weighted average volatility	67.12%	55.66%	60.58%	56.39%
Forfeiture rate	17.63%	0.00%	17.63%	1.30%
Expected life	4.61 years	5 years	4.49 years	5 years
Dividend yield	0.00%	0.00%	0.00%	0.00%

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees was $41,000 and $260,000 for the three and nine months ended September 30, 2008, respectively, and $174,000 and $507,000 for the three and nine months ended September 30, 2007, respectively, and is recorded in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report.

As of September 30, 2008, the Company had $717,000 of unrecognized compensation expense related to outstanding unvested options, net of estimated forfeitures, to be recognized over a weighted-average period of 2.76 years.

Deferred Stock Unit Activity

The Company granted 137,000 deferred stock units with performance based accelerated vesting provisions during the quarter ended September 30, 2008.  Those provisions are based on certain revenue targets for the Company which could result in accelerated vesting of up to 50% of the total award.  The Company has evaluated the likelihood of attaining the performance based targets and they are not considered probable, therefore, accelerated expense was not recorded.  The Company will continue to monitor its revenue results and should any estimates made regarding the satisfaction of those performance based conditions change at any time during the estimated requisite period, an adjustment will be calculated and recorded in accordance with SFAS No. 123R.

(10) CONTINGENCIES

The Company is subject to litigation from time to time in the ordinary course of business. There can be no assurance that any or all of the following claims will be decided in the Company’s favor and the Company is not insured against all claims made. During the pendency of such claims, the Company will continue to incur the costs of its legal defense.

Recent Legal Action

On October 17, 2008, Trinad Capital Master Fund, Ltd. filed a “books and records” proceeding in the Delaware Chancery Court under Section 220 of the Delaware Corporation Law asking the Court to require the Company to produce certain documents and records for inspection.  Demands for information under that law must, among other things, be made with appropriate specificity and must be for a proper purpose.  The Company intends to vigorously defend this claim with respect to information it believes has not been requested with appropriate specificity or for a proper purpose as required by the law. As of September 30, 2008, Trinad Capital Master Fund, Ltd. owned 12.2% of our common stock.

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of our services require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to derive additional revenue. While in the past our sales and use tax assessments have not been significant to the Company’s operations, it is likely that such expenses will increase in the future.

The Company evaluates such inquiries on a case-by-case basis and has favorably resolved tax issues in the past without any material adverse consequences. During 2003, the state of Texas, our largest state in terms of Buzztime iTV Network sites, began a sales tax audit. It concluded that the Company’s services are subject to sales taxes on an amusement services basis. On January 12, 2004, the state assessed the Company for approximately $1,115,000 for the five year audit period ended December 31, 2002. The Company has objected to this approach since its services are provided to the consumers for free as a promotional service, which the Company believes falls outside the definition of amusement services as defined by the Texas Tax Code. In August 2006 the Company received a written response from the State Attorney’s office indicating that the State agreed that the Company’s services do not constitute taxable amusement services. However, the State adopted a new position whereby it concluded that the Company provides taxable cable television services.   Based on that new position, on December 4, 2007, the Company received a second assessment of approximately $715,000 based on an audit covering the period January 1, 2003 through March 31, 2007.  The Company continues to believe that it provides interactive game services for the purpose of providing a vehicle for its customers to promote their businesses. The Company also believes that these services do not constitute cable broadcast services.  However, due to the broad definition included within the Texas Tax Code to determine what types of activities fall into that definition, the Company has been engaged in ongoing settlement discussions with Texas.  The Company believes it has adequately reserved for its exposure and further believes a settlement will be reached by December 31, 2008.

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

Based on the Company’s assessment of its total sales tax exposure, the Company has recorded a $1,036,000 sales tax reserve which is included in the Company’s sales tax payable account as of September 30, 2008. As of December 31, 2007, the Company had recorded an $883,000 sales tax reserve which was included in the Company’s sales tax payable account.

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

During the third quarter of 2007, the Company recorded the cumulative effect of a foreign currency translation error, in the amount of $614,000. The error, of which $385,000 related to periods prior to December 31, 2006, has been reflected in comprehensive income for the year ended December 31, 2007. The Company has determined that the cumulative adjustment is immaterial to all periods affected and does not have any effect on net loss, retained earnings nor earnings per share. As a result, the Company concluded that it is not necessary to amend prior filings; however, the Company has adjusted accumulated other comprehensive income for the quarters ended March 31 and June 30, 2007. For the three and nine months ended September 30, 2008 and 2007, the components of accumulated other comprehensive income were as follows:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Beginning balance	$1,211,000	$1,188,000	$1,662,000	$201,000
Foreign currency translation adjustment	(177,000)	501,000	(509,000)	1,464,000
Unrealized loss during period in investment available-for-sale	(58,000)	(48,000)	(177,000)	(24,000)
Ending balance	$976,000	$1,641,000	$976,000	$1,641,000

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

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Severance for involuntary employee terminations	$-	$337,000
Costs to exit certain contractual and lease obligations	-	99,000
Moving, relocation and other associated costs	-	51,000
Total restructuring costs	$-	$487,000

Approximately $9,000 was capitalized as leasehold improvements. Costs to exit lease obligations include the difference in the net present value of the lease payments in excess of the sublease payments to be received. The Company has a reserve of approximately $45,000 and $50,000 as of September 30, 2008 and December 31, 2007, respectively. The Company expects to complete the utilization of the reserve related to this restructuring by December 2014, the date the lease expires. The restructuring accrual is included in accrued expenses.

During the quarter ended September 30, 2008, the Company ceased its operations in the United Kingdom which involved the termination of six employees, relocation of nearly all assets to the United States and disposal of certain other assets. The communication to the employees occurred in July 2008. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, nearly all costs incurred as a result of this exit activity were reflected in the quarter ended September 30, 2008.  The Company recorded severance costs of approximately $150,000 and expects to incur an additional $15,000 to relocate the assets remaining in the UK, as of September 30, 2008, and cover other minimal expenses.  No additional expenses are expected in any future periods.

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

On March 30, 2007 the Company completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. On October 25, 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development it was providing. The Company completed its wind down of the professional help desk and support and maintenance services during the third quarter of 2008. The intellectual property sold constituted substantially all of the remaining operating assets of the Company’s Hospitality division, which had originally consisted of its Software Solutions and Wireless communications businesses. The Company has accounted for its Hospitality division as a reportable segment and presented its operations as discontinued operations since the fourth quarter of 2006. The Company recognized approximately $65,000 in other income related to discontinuing the outsourcing of software development and a loss of approximately $62,000 for the sale of the Company’s intellectual property assets during the fourth quarter of 2007. The Company does not expect to incur any additional expenses related to the help desk and support and maintenance function in subsequent periods.

The operating results for the Hospitality division have been separately classified and reported as discontinued operations in the consolidated statements of operations as follows:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Operating revenues	$-	$910,000	$21,000	$4,414,000
Operating expenses	2,000	1,078,000	530,000	5,127,000
Operating loss	$(2,000)	$(168,000)	$(509,000)	$(713,000)
Gain on sale of assets	-	-	-	396,000
Other income (expense)	177,000	—	177,000	(3,000)
Income (loss) before income taxes	$175,000	$(168,000)	$(332,000)	$(320,000)
Income tax expense	-	-	-	29,000
Income (loss) from discontinued operations, net of tax	$175,000	$(168,000)	$(332,000)	$(349,000)

The Company accounted for the dissolution of the help desk and support and maintenance operation pursuant to the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to disposing a business segment. Severance for involuntary employee terminations is expensed over the requisite service period in which it is earned as certain employees are required to continue to render service until the Company has fulfilled its obligations under existing customer contracts. Moving, relocation and other associated costs related to the dissolution are expensed as incurred. The Company did not incur severance expenses for involuntary employee terminations during the three months ended September 30, 2008 and incurred $60,000 for the nine months ended September 30, 2008, and approximately $37,000 was accrued as of December 31, 2007.  There were no additional costs accrued as of September 30, 2008.

The Company recorded income from discontinued operations, net of tax, of approximately $175,000 during the three months ended September 30, 2008.  That income was substantially due to the reversal of certain customer and warranty related reserves that management deemed no longer necessary, based largely on historical claim activity indicating that the probability of the Company realizing these reserves in future periods is remote.

A summary of the components of assets and liabilities of discontinued operations on NTN Buzztime’s consolidated balance sheets as of September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008	December 31, 2007
Assets held for sale:
Current assets	$-	$192,000
Broadcast equipment and fixed assets	-	20,000
Total assets of discontinued operations	$-	$212,000
Liabilities of discontinued operations:
Current liabilities	-	672,000
Total liabilities of discontinued operations	$-	$672,000
Net assets of discontinued operations	$-	$(460,000)

(15) GEOGRAPHICAL INFORMATION

In 2007 and the first half of 2008, the Company marketed its products in the United States, Canada, and the United Kingdom. The table below contains information about these geographical areas in which the Company operated. Revenues are attributed to the Buzztime iTV Network in these areas. Long-lived assets are based on location of domicile. In December 2003 the Company began operations in Canada by acquiring most of the operating assets, certain liabilities and the operations of NTN Interactive Network, Inc, its Canadian licensee, from its parent, Chell Group Corporation Inc. In March 2005 the Company launched the Buzztime iTV Network product in the United Kingdom under the brand Buzztime Network.  In the third quarter of 2008, the Company ceased its operations in the United Kingdom.

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues by geographical area:
United States	$5,952,000	$6,455,000	$18,142,000	$19,745,000
Canada	820,000	908,000	2,652,000	2,789,000
United Kingdom	-	113,000	177,000	315,000
Total revenue	$6,772,000	$7,476,000	$20,971,000	$22,849,000

	September 30, 2008	December 31, 2007
Assets by geographical area:
United States	$7,636,000	$11,075,000
Canada	6,649,000	8,936,000
United Kingdom	183,000	637,000
Total assets	$14,468,000	$20,648,000

(16) SIGNIFICANT CUSTOMER

For the three and nine months ended September 30, 2008, the Company generated approximately 11% and 12% of revenue from a national chain, Buffalo Wild Wings together with its franchises. For the three and nine months ended September 30, 2007, the Company generated approximately 11% and 10% of revenue from that chain. As of September 30, 2008 and 2007, approximately $158,000 and $96,000, respectively, were included in accounts receivable from this customer.

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

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development.  Additionally, the Company completed the wind down of its professional help desk and support and maintenance services during the third quarter of 2008.  We do not expect to incur any additional expenses related to the help desk and support and maintenance function in subsequent periods.

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

During the third quarter of 2008, we ceased our operations in the United Kingdom. The closure of operations involved the termination of six employees, relocation of nearly all assets to the United States and disposal of certain other assets. As of September 30, 2008, nearly all activities related to this closure had taken place and nearly all costs directly related to the closure of operations had been incurred.  As of the date we ceased operations, UK operations accounted for less than 1% of the total subscriber sites.

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

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of September 30, 2008, we had 3,438 United States Network subscribers and 307 Canadian subscribers. Approximately 29% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s, Applebee’s and Damon’s Grill.

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

Web Site Access to SEC Filings

We maintain an Internet website at www.buzztime.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act and certain other filings as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Results of Continuing Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Continuing operations, which consists of the Entertainment division, generated a net loss of $1,032,000 for the three months ended September 30, 2008, compared to net loss of $1,617,000 for the three months ended September 30, 2007.

Revenue

Revenue from continuing operations decreased $704,000 or 9%, to $6,772,000 for the three months ended September 30, 2008 from $7,476,000 for the three months ended September 30, 2007, due to a reduction in our site count predominately driven by the closure of our UK operations, the Chapter 7 filing of the company owned Bennigan’s restaurant chain and changes in our pricing strategy. Comparative site count information for Buzztime iTV Network is as follows:

	Network subscribers As of September 30,
	2008	2007
United States	3,438	3,488
Canada	307	316
United Kingdom	-	68
Total	3,745	3,872

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin from continuing operations for 2008 and 2007:

	Three months ended September 30,
	2008	2007
Revenue	$6,772,000	$7,476,000
Direct costs	1,971,000	2,249,000
Gross margin	$4,801,000	$5,227,000
Gross margin percentage	71%	70%

Gross margin as a percentage of revenue improved to 71% for the three months ended September 30, 2008 compared to 70% in the prior year period. The one point increase in the gross margin percentage is primarily the result of a reduction in depreciation expense as equipment became fully depreciated.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $92,000 or 2%, to $5,724,000 for the three months ended September 30, 2008 from $5,816,000 for the three months ended September 30, 2007. Selling, general and administrative expenses decreased due to several factors.  Marketing expenses decreased $478,000 due to an overall reduction in advertising, trade shows and outsourced marketing services.  These decreases were offset by several factors.  Severance expenses increased $231,000 due to severance arrangements entered into with senior management and UK employees in connection with the termination of their employment.  Legal expenses increased $62,000 related to corporate governance matters as well as an ongoing trademark infringement case we initiated.  Lease expenses increased $50,000 due to operating leases acquired in the current year.  Bad debt expense increased $37,000 related to customer cancellations and the Chapter 7 filing of the company owned Bennigan’s restaurant chain.

Interest Income and Expense

Interest income decreased $80,000, to $27,000 in 2008 from $107,000 in the prior year. The Company’s average cash balance invested in interest bearing securities decreased which resulted in less interest income.  Interest expense in 2008 remained consistent with the prior year period.

Income Taxes

We expect to report a U.S. tax loss for the year ending December 31, 2008. We expect that we will not incur a federal tax liability, however; we will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, we recorded a tax provision of $68,000 for the three months ended September 30, 2008. This was a $33,000 increase compared to the $35,000 provision for income taxes recorded for the three months ended September 30, 2007. We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.

Results of Discontinued Operations

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Discontinued operations generated net income of $175,000 for the three months ended September 30, 2008 compared to a net loss of $168,000 for the three months ended September 30, 2007. The operating results of the discontinued operations are as follows for 2008 and 2007:

	Three months ended
	September 30, 2008	September 30, 2007
Operating revenues	$-	$910,000
Operating expenses	2,000	1,078,000
Operating loss	$(2,000)	$(168,000)
Other	177,000	-
Income (loss) from discontinued operations, net of tax	$175,000	$(168,000)

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

The Company recorded income from discontinued operations, net of tax, of approximately $175,000 during the three months ended September 30, 2008.  That income was substantially due to the reversal of certain customer and warranty related reserves that management deemed no longer necessary, based largely on historical claim activity indicating that the probability of the Company realizing these reserves in future periods is remote.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	Three months ended
	September 30, 2008	September 30, 2007
Net loss per GAAP	$(857,000)	$(1,785,000)
Interest income, net	(23,000)	(102,000)
Depreciation and amortization	752,000	1,008,000
Income taxes	68,000	35,000
EBITDA	$(60,000)	$(844,000)

Our operations generated EBITDA levels as presented below:

	Three months ended September 30, 2008
	Entertainment	Discontinued operations	Total
Net loss (income) per GAAP	$(1,032,000)	$175,000	$(857,000)
Interest income, net	(23,000)	—	(23,000)
Depreciation and amortization	752,000	—	752,000
Income taxes	68,000	—	68,000
EBITDA	$(235,000)	$175,000	$(60,000)

	Three months ended September 30, 2007
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(1,617,000)	$(168,000)	$(1,785,000)
Interest income, net	(102,000)	—	(102,000)
Depreciation and amortization	1,008,000	—	1,008,000
Income taxes	35,000	—	35,000
EBITDA	$(676,000)	$(168,000)	$(844,000)

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Continuing operations, which consists of the Entertainment division, generated a net loss of $5,444,000 for the nine months ended September 30, 2008 compared to net loss of $2,757,000 for the nine months ended September 30, 2007.

Revenue

Revenue from continuing operations decreased $1,878,000 or 8%, to $20,971,000 for the nine months ended September 30, 2008 from $22,849,000 for the nine months ended September 30, 2007, due to a reduction in our site count predominately driven by the closure of our UK operations, the Chapter 7 filing of the company owned Bennigan’s restaurant chain and changes in our pricing strategy. Comparative site count information for the Buzztime iTV Network is as follows:

	Network subscribers As of September 30,
	2008	2007
United States	3,438	3,488
Canada	307	316
United Kingdom	-	68
Total	3,745	3,872

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin from continuing operations for 2008 and 2007:

	Nine months ended September 30,
	2008	2007
Revenue	$20,971,000	$22,849,000
Direct costs	6,095,000	6,675,000
Gross margin	$14,876,000	$16,174,000
Gross margin percentage	71%	71%

Gross margin as a percentage remained stable at 71% for the nine months ended September 30, 2008 and 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,755,000 or 16%, to $19,941,000 for the nine months ended September 30, 2008 from $17,186,000 for the nine months ended September 30, 2008. Selling, general and administrative expenses increased due to several factors.  Consulting expenses increased $1,010,000 as the company utilized the services of external consultants on a number of initiatives.  Severance expense increased $996,000 as a result of the elimination of 22 positions, closing of the UK office and the departure of the former CEO.  Salary expense increased $368,000 due to changes in the employee mix and related compensation levels.  Legal expenses increased $224,000 related to corporate governance matters as well as an ongoing trademark infringement case we initiated.  Additionally, bad debt expense increased $178,000 related to customer cancellations and bankruptcies.  Software disposal expenses increased $152,000 due to impairments on certain projects that were deemed to no longer fit with our current strategy.

  The above increases were offset by a $275,000 decrease in marketing expenses due to an overall reduction in advertising, trade shows, and outsourced marketing services.

Restructuring Costs

We recorded restructuring charges totaling $478,000 during the nine months ended September 30, 2007 in connection with the restructuring of the Canadian operation to reduce costs and streamline operations. Of this amount, approximately $337,000 was for one-time termination benefits, $99,000 related to costs to exit certain contractual and lease obligations and $42,000 for moving and relocation costs. The restructuring involved a reduction of 10 employees and leased space.

Depreciation and amortization

Depreciation and amortization not related to direct operating costs decreased $21,000 or 5%, to 400,000 for the nine months ended September 30, 2008 from $421,000 in 2007 due to various fixed assets becoming fully depreciated, thereby reducing our depreciation in 2008.

Interest Income and Expense

Interest income decreased $124,000, to $129,000 for the nine months ended September 30, 2008 from $253,000 in the prior year due to a decrease in our average cash balance invested.  Interest expense decreased $22,000 to $4,000 in 2008 from $26,000 in 2007 due to a decrease in unamortized capitalized leases.

Income Taxes

We expect to report a U.S. tax loss for the year ending December 31, 2008. We expect that we will not incur a federal tax liability, however; we will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, we recorded a tax provision of $173,000 for the nine months ended September 30, 2008. This was a $15,000 decrease compared to the $188,000 provision for income taxes recorded for the nine months ended September 30, 2007. We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.

Results of Discontinued Operations

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Discontinued operations generated a net loss of $332,000 for the nine months ended September 30, 2008 compared to a net loss of $349,000 for the nine months ended September 30, 2007. The operating results of the discontinued operations are as follows for 2008 and 2007:

	Nine months ended
	September 30, 2008	September 30, 2007
Operating revenues	$21,000	$4,414,000
Operating expenses	530,000	5,127,000
Operating loss	$(509,000)	$(713,000)
Gain on sale of assets	—	396,000
Income tax expense	—	(29,000)
Other	177,000	(3,000)
Loss from discontinued operations, net of tax	$(332,000)	$(349,000)

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development it was providing.  The Company completed the wind down of its professional help desk and support and maintenance services during the third quarter of 2008.  The intellectual property sold constituted substantially all of the remaining operating assets of our Hospitality division, which had originally consisted of our Software Solutions and Wireless. We have accounted for our Hospitality division as a reportable segment but we have presented its operations as discontinued operations since the fourth quarter of 2006. We do not anticipate any further costs related to the dissolution of the professional help desk and support and maintenance services.

Moving, relocation and other associated costs related to the dissolution are expensed as incurred. Severance expense for involuntary employee terminations was approximately $60,000 for the nine months ended September 30, 2008.

The Company recorded a loss from discontinued operations, net of tax, of approximately $332,000 during the nine months ended September 30, 2008.  That loss was substantially due to the wind down activities associated with the discontinuation of those operations.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	Nine months ended
	September 30, 2008	September 30, 2007
Net loss per GAAP	$(5,776,000)	$(3,106,000)
Interest income, net	(125,000)	(227,000)
Depreciation and amortization	2,404,000	2,998,000
Income taxes	173,000	217,000
EBITDA	$(3,324,000)	$(118,000)

Our operations generated EBITDA levels as presented below:

	Nine months ended September 30, 2008
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(5,444,000)	$(332,000)	$(5,776,000)
Interest income, net	(125,000)	—	(125,000)
Depreciation and amortization	2,404,000	—	2,404,000
Income taxes	173,000	—	173,000
EBITDA	$(2,992,000)	$(332,000)	$(3,324,000)

	Nine months ended September 30, 2007
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(2,757,000)	$(349,000)	$(3,106,000)
Interest income, net	(227,000)	—	(227,000)
Depreciation and amortization	2,998,000	—	2,998,000
Income taxes	188,000	29,000	217,000
EBITDA	$202,000	$(320,000)	$(118,000)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had cash and cash equivalents of $5,257,000 and working capital (current assets in excess of current liabilities) of $1,800,000, compared to cash and cash equivalents of $10,273,000 and working capital of $7,698,000 as of December 31, 2007. Net cash used in operating activities was $2,231,000 and $344,000 for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash used in operating activities is principally due to the net loss generated in the first nine months of 2008.

For the nine months ended September 30, 2008, net cash used in investing activities was $2,372,000 compared to net cash provided by investing activities of $1,790,000 for the nine months ended September 30, 2007. The cash provided by investing activities in 2007 was primarily due to the proceeds received from the sale of the NTN Wireless.  In addition, cash used in investing activities for capital expenditures increased $1,593,000 to $2,408,000 during the nine months ended September 30, 2008 from $815,000 during the nine months ended September 30, 2007.

Net cash used in financing activities was $23,000 and $184,000 for the nine months ended September 30, 2008 and 2007, respectively. The cash used in financing activities decreased in 2008, largely due to a decrease in the number of treasury shares purchased, as well as a decrease in payments against capital leases, offset by the lack proceeds from the exercise of options and warrants in 2008 compared to the same period in 2007.

We believe existing cash and equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for the next 12 months. We have no debt obligations other than capital leases.

We currently anticipate investing approximately $300,000 to $400,000 in the fourth quarter of 2008 for capital equipment necessary to support future growth. Our actual future capital requirement will depend on a number of factors, including our success in increasing sales, competition and technological developments as well as subscriber conversions from satellite to broadband.

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

We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of September 30, 2008, we owned common stock of an Australian company that is subject to market risk. We performed an evaluation in the second quarter of 2006 and concluded that the decline in value of this investment was other-than-temporary and recognized an impairment loss of $652,000 to reflect the investment at its fair value. The value of the investment has decreased $177,000 for the nine months ended September 30, 2008 and is recorded as other comprehensive income on our consolidated balance sheet.

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

Changes in Internal Control Over Financial Reporting

During the period convered by this report, we have had no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As of the end of the period covered by this report, there were no known material legal proceedings of the kind which would be required to be reported. However, we are subject to litigation from time to time in the ordinary course of our business.

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

We have incurred litigation and may incur additional litigation or other challenges related to company control.

Trinad Capital Master Fund, Ltd., which beneficially owned 12.2% of our common stock as of September 30, 2008, has written us a series of letters critical of our company's performance and of certain decisions of our board.  Trinad also attempted to nominate an alternative slate of Board of Directors candidates for our 2008 annual meeting of stockholders.  However, the attempted nominations were invalid because Trinad did not comply with the advance-notice requirement in our Bylaws.  Trinad asserts it has received evidence that we and our Board have committed mismanagement, fraud, breach of fiduciary duty and waste of corporate assets.  We believe that Trinad’s concerns and claims are baseless.  Trinad has made various other demands on us in these letters, and has threatened to take unspecified action.  Trinad’s demands have included demands under Section 220 of the Delaware General Corporation Law for production of certain documents and other information concerning our company.  We have provided Trinad with such of the requested information as we believe has been requested with the appropriate specificity and proper purpose as required under the law.  We have not provided other information and have asked Trinad to provide additional clarification with respect to some of its requests.

On October 17, 2008, Trinad filed a "books and records" proceeding in the Delaware Chancery Court under Section 220 of the Delaware General Corporation Law asking the Court to require us to provide Trinad with certain of the requested information.  We intend to vigorously defend this claim with respect to information that we believe has not been requested with appropriate specificity or for a proper purpose as required by the law.

Trinad could decide to expand the current litigation or bring additional litigation against us and/or against directors and officers whom we are obliged to indemnify and defend.  In addition, Trinad might attempt to wage a corporate control contest against us and our current Board of Directors.

The current litigation and any further litigation and/or control contest could be significantly expensive and disruptive, could damage our image with customers, and could destabilize our relationships with key employees.  Although the current litigation does not seek monetary damages, any expanded or further litigation might seek such damages and, if we and/or any officers or directors named as defendants were to lose, we might have to pay damages or indemnify such officers or directors.  If we were to lose a control contest, the new personnel and strategies implemented by Trinad may not be effective, might be less effective than the present and the changeover would involve significant disruption.  In addition, even if we were to prevail in all respects or reach a settlement on mutually agreeable terms, the costs and expenses of any defense and/or settlement could be significant, and the litigation/control-contest process could be time consuming and could divert our management and key personnel from our business operations.  Any of these events could harm our business.

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

On April 5, 2007, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby management is authorized to repurchase up to a maximum of $3,500,000 of the Company’s Common Stock from time to time in the open market at prevailing market prices or in privately negotiated transactions over an eighteen month period which expired on October 4, 2008. During the quarter ended September 30, 2008, the Company purchased approximately 49,400 shares for a total of $12,250.  In addition, the Company purchased approximately 454,000 shares for a total of $444,000 during 2007.  In total, the Company has purchased approximately 503,000 shares for a total of $456,000.

Following is a summary of stock repurchases made during the three month period ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plan
July 1, 2008 – July 31, 2008	—	—	—	$3,056,000
August 1, 2008 – August 31, 2008	—	$—	—	$3,056,000
September 1, 2008 – September 30, 2008	49,400	$0.25	49,400	$3,043,750
Total	49,400	$0.25	49,400	$3,043,750

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit Index

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)

32.1	Certification of principal executive officer pursuant to Rule 13a-14(b) / 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to 13a-14(b) / 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: November 7, 2008	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)