Form 10-K
period 2008-12-31
NTN BUZZTIME INC
filed 2009-03-24
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

Commission File Number 1-11460

NTN Buzztime, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	31-1103425
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5966 La Place Court Carlsbad, California	92008
(Address of Principal Executive Offices)	(Zip Code)

(760) 438-7400
(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 par value	NYSE Amex

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2008, computed by reference to the closing sale price of the common stock on the American Stock Exchange on June 30, 2008, was approximately $13.9 million. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2009, the Registrant had 55,723,438 shares of common stock outstanding.

Documents Incorporated by Reference.

The information required by Part III of this report to the extent not set forth herein, is incorporated by reference to the Registrant’s proxy statement relating to the annual meeting of stockholders expected to be held on or about May 29, 2009.

TABLE OF CONTENTS

i

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

Overview

We have been in the business of multi-point social interactive entertainment for 25 years.  Our trivia, games and other interactive entertainment are distributed across broadband platforms, including online, satellite TV and in approximately 3,750 restaurants, sports bars and other hospitality venues throughout North America.  Our primary source of revenue is our Buzztime iTV Network, which focuses on the distribution of our interactive promotional television game network programming, primarily to hospitality venues such as restaurants and bars.  Additionally, we distribute our game content and technology through other third-party consumer platforms, including online and in retail games and books.

We have historically operated principally through two operating divisions: Entertainment and Hospitality.  The Entertainment division generates revenue primarily from the Buzztime iTV Network.  Additionally, we generate royalty revenue by distributing our game content and technology to other third-party consumer platforms, including cable television, satellite television, online, retail games and toys, airlines and books.  Additionally, revenue is generated from the sale of advertising for distribution via the Buzztime iTV Network.

The Hospitality division is comprised of NTN Wireless Communications, Inc. (“NTN Wireless”) and NTN Software Solutions, Inc. (“Software Solutions”). In 2006, we determined that the operation of the Hospitality division was not a strategic fit with our core business and committed to a divestiture plan. These operations have been reclassified as discontinued operations for all periods presented. NTN Wireless generated revenues from producing and distributing guest and server paging systems to restaurants and other markets. Software Solutions developed and distributed customer management software to manage reservations and table service in restaurants. Software Solutions also provided professional help desk services and outsourced software development and support and maintenance services.

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, discontinued the outsourced software development. Additionally, we completed the wind down of our professional help desk and support and maintenance services during the third quarter of 2008.

Our Strategy

As we continue to focus on our core business and returning to profitability, our business strategy is to increase the distribution of our brand of interactive entertainment in major selected markets, to grow advertising revenue and increase cash flow by becoming more of an integrated media company that attracts growing audiences from our developing integrated network (iTV, web and mobile), that will enable us to acquire high value customers for advertisers and for our own products.

Key elements of our strategy include the following:

Grow out-of-home network

Our plans to grow our out-of-home network include the following:

●
Develop integrated product offering. We plan to leverage our 25 year history of providing compelling interactive entertainment in the out-of-home digital media industry by extending our brand to the internet and mobile devices in 2009.  We believe expanding the availability of Buzztime branded games beyond our traditional hospitality venue-based platform to create a broadly integrated media platform and experience will allow us to capture new customer segments, to cross-promote our games across platforms to drive traffic to hospitality venues from the internet/mobile and from  hospitality venues to the internet/mobile and to add value for our media partners.  Additionally, we plan to promote Buzztime through online/mobile viral marketing, online trivia challenges and direct-to-consumer grassroots marketing designed to drive additional interest, excitement and traffic for our games and our venues. We believe that these initiatives will play a significant role in improving our customer retention and increasing sales to new customers.

●
Improve the entertainment value of our content. We expect to grow our player and audience community, improve customer retention and increase site sales by continuing to improve the entertainment value of our games and our content. We plan to introduce additional content offerings that for 2009 will focus on sports enthusiasts and trivia buffs.  We intend to continue to build the Buzztime brand into an increasingly popular entertainment experience for people who are looking for competition, social interaction and entertainment. We also plan to continue to invest in account management including customer and consumer marketing support activities to continue to drive on-premise participation and game play through local events, endorsements, tournaments, championships and prizing, all promoted in local media.

●
Continue to focus on national key accounts. Currently, national accounts represent approximately 29% of our total subscriber base. We believe we have significant opportunities to grow this segment by offering customized solutions. These solutions will be aimed at addressing the revenue, promotional, branding and operational needs of these unique customers.

Grow advertising revenue

We believe we are well positioned to capitalize on the emerging opportunity in out-of-home media in order to drive advertising revenue in 2009 and beyond, connecting advertisers and their brands to consumers, digital content and context in social environments.  Currently approximately 53% of our out-of-home venues operate in the top 30 designated market areas (DMAs) across the United States.  We plan to target our sales and retention efforts in the top 30 DMAs as well as in high traffic venues to continue to build on our current media platform.  Additionally, we hired a newly created executive position of Executive Vice President of Advertising Sales to lead the direct sales strategy around our advertising assets and opportunities.  We have also completed audience measurement studies led by Nielsen Media Research that are intended to provide independent justification that advertisers require. We intend to stay at the forefront of the out-of-home advertising industry and we will continue to actively participate in key industry affiliations including the Out-of-home Video Advertising Bureau (OVAB).

Increase distribution of the Buzztime-branded content

Buzztime games are available via satellite through Echostar DISH and Bell Canada ExpressVu on a premium subscription basis.

We intend to broaden Buzztime’s interactive entertainment business and provide more access points for current players and a new generation of viewers. During 2009, we plan to launch an interactive broadband distribution targeting the online experience through a combination of our own internet presence, partner websites, viral distribution and mobile devices. Our internet and mobile products will combine our casual games with rich media and interactive broadband video to create a compelling next generation entertainment experience that is integrated with our iTV network.

Geographic Areas

In 2007, we had two reportable segments within the Entertainment division; Buzztime iTV Network and Buzztime Distribution.  In 2008, we changed the method in which our chief decision makers evaluated our business and began making operational and strategic decisions based on the Entertainment division as a whole.  As such, we no longer have multiple reporting segments.

The following table presents the geographic breakdown of our revenue for the last two fiscal years.

	Year Ended December 31,
	2008	2007
United States	87%	86%
Canada	12%	13%
United Kingdom	1%	1%

The following table presents the geographic breakdown of our total assets for our last two fiscal years.

	Year Ended December 31,
	2008	2007
United States	60%	54%
Canada	40%	43%
United Kingdom	—	3%

The Entertainment Division

Buzztime iTV Network

The out-of-home Buzztime iTV Network has maintained a unique position in the hospitality industry for approximately 25 years as a promotional platform providing interactive entertainment to patrons in restaurants and sports bars (hospitality venues). Approximately 97% of our current consolidated revenues are derived from the Buzztime iTV Network as we receive recurring service fees from subscribing hospitality venues (Network subscribers) and advertising revenues.

The iTV Network distributes a wide variety of engaging interactive multi-player games, including trivia quiz shows, play-along sports programming and casino-style and casual games to our Network subscribers. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. Buzztime players can compete with other players within their hospitality venue and also against players in other Network subscriber venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of December 31, 2008, we had 3,429 United States Network subscribers and 317 Canadian subscribers. Approximately 29% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s, Old Chicago and Damon’s Grill.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime iTV Network also generates revenue through the sale of advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime iTV Network’s venues.

Technology

In 2005 we launched a new technology platform that is now installed in all new subscribing hospitality venues. The new platform, called iTV2, allows two channels of Buzztime entertainment programming to be electronically delivered to each location. This has enabled channel one to remain as a primarily trivia-based offering to our long-time loyal players while channel two is devoted to new content such as Texas Hold’em, Buzztime Billiards and Crazy Golf. Like its single channel predecessor technology, called DITV (Digital Interactive Television), iTV2 uses Windows-based multimedia capabilities, resulting in enhanced, high-resolution graphics and full-motion video. Both iTV2 and DITV technology allow advertisers to use existing video footage in their ads on the Buzztime iTV Network. As of December 31, 2008, approximately 95% of the sites in our network had iTV2 technology while 5% had DITV.

The Buzztime iTV Network sends and receives data to our site servers via several methods: FM2 (one-way satellite), Very Small Aperture Technology, known as VSAT or two-way satellite, and broadband.  As of December 31, 2008, 75% of our sites were connected through broadband, 22% of the sites were connected through VSAT, and 3% of our sites were connected through FM2.

With the exception of our wireless Playmakers, each system installed at a hospitality location is assembled from off-the-shelf components available from a variety of sources. The unique software driving our on-site servers was developed in-house and software releases are carefully managed over our Network. We are responsible for the installation and maintenance of each system, which we continue to own.

End User “Playmaker” Devices

Our iTV Network system uses a 900 MHz wireless Playmaker, a hand-held 900 MHz radio frequency device with a monochrome LCD display and sealed keypad that players use to enter choices and selections. The product was manufactured by a non-affiliated manufacturer in Taiwan. Our Playmakers are a rugged combination of hardware and firmware optimized for hospitality environments. There are no breakable exterior components. We developed a more advanced 2.4 GHz Playmaker that we began offering to customers selecting a higher priced package during 2007.

Content Services

The Buzztime iTV Network internally develops and licenses content from third-party providers. Each hospitality venue can be addressed individually, allowing us to send specific content to selected Network subscribers.  Subscribing hospitality locations receive our content, in the form of programming, for approximately 15 hours each day, 365 days a year.

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

Sports Games

We have developed and produced a number of interactive sports games over the past 25 years including Predict the Play® sports games. Predict the Play sports games call for participants to predict the outcome of events before they happen, primarily in an intensive play-by-play method. Our lead game in this category is QB1, a live, play-along football game in which players predict the outcome of each play broadcast within professional and collegiate football games. We have developed a following of thousands of loyal players who participate weekly in our customer’s hospitality venues during football season.

In addition to our Predict the Play games, we offer a series of pre-event prediction games. Race Day consists of two game play components: one predictive before the race and one trivia during the race. Points from both elements are added together for a final score. Brackets asks players to predict the outcome of all 65 games of the NCAA Men’s Basketball tournament.

Turn Based Games

In 2005 with the launch of our second channel of programming, we released a series of new turn based games. The new programming is designed with today’s young adults in mind, and primary products include multi-player card games Blackjack and Texas Hold’em poker as well as a miniature golf game (Crazy Golf) and a billiards game (Cutthroat). Programming on this channel is developed with a goal of securing subscription contracts with new hospitality venues that might not be attracted to our core trivia and sports products, as well as retaining existing hospitality venues with the expanded content offering by driving a broader group of consumers into our subscribing venues, based on varied tastes in interactive entertainment.

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

Competition

We face direct competition in hospitality venues and face competition for total entertainment dollars in the marketplace. Competing forms of entertainment provided in public venues include music-based systems, live entertainment, cable and pay-per-view programming, coin-operated single-player games/amusements and traffic-building promotions like happy hour specials and buffets. However, many of these competitive systems require some involvement by the venue staff to be successful.

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

Buzztime iTV Significant Customer

Our customers are diverse and vary in size as well as location. For the years ended December 31, 2008 and 2007, we generated approximately 12% and 11%, respectively, of revenue from a single national chain, Buffalo Wild Wings, together with its franchisees. As of December 31, 2008 and 2007, approximately $47,000 and $193,000, respectively, was included in accounts receivable from this customer.

Buzztime iTV Network Backlog

We historically have not had a significant backlog at any time because we normally can deliver and install new systems at hospitality locations within the delivery schedule requested by customers (generally, within three to four weeks).

The Hospitality Division

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

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development. Additionally, we completed the wind down of our professional help desk and support and maintenance services during the third quarter of 2008.

NTN Wireless

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

As of December 31, 2008, we owned one U.S. patent covering certain aspects of technology related to an interactive learning system, which expires in 2017. We filed two utility conversion applications in 2007 and one PCT application. In addition, in 2007 we filed two new provisional applications and one utility application.

We consider the Buzztime and Play Along TV trademarks and our many related trademarks to be valuable assets and have registered these trademarks in the United States and aggressively seek to protect them. Our flagship game titles, Countdown and Showdown are also protected under United States copyright registrations.

We are party to a license agreement with NFL Enterprises L.P. This NFL agreement grants us rights to utilize the trademarks and logos of the NFL member teams and leagues in connection with production and distribution of our QB1 interactive game on the Buzztime Network in the United States and Canada. Under the terms of our license, the NFL has granted us data broadcast rights to conduct our QB1 interactive games on the Buzztime Network in conjunction with the broadcast of NFL football games. During 2008, we renewed our license agreement with the NFL for the 2008—2009 season.

Government Contracts

We provide our content distribution services through the Buzztime Network to colleges, universities and a small number of government agencies, typically military base recreation units. However, the number of government customers is small compared to our overall customer base. We provide our products and services to government agencies under contracts with substantially the same terms and conditions as are in place with non-government customers.

Government Regulations

The cost of compliance with federal, state and local laws has not had a material effect on our capital expenditures, earnings or competitive position to date. On June 16, 1998, we received approval from the Federal Communications Commission for our 900 MHz Playmakers. The 900 MHz Playmaker is an integral component of our network. The multi-player card games offered on the Buzztime Network may be restricted in some jurisdictions; the laws and regulations governing distribution of card games vary in different jurisdictions.

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the industry of interactive television products. Although there are currently few such laws and regulations, state and federal governments may adopt laws and regulations that address issues such as:

●	user privacy;

●	copyrights;

●	consumer protection;

●	the media distribution of specific material or content; and

●	the characteristics and quality of interactive television products and services.

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

In addition, we operate games of chance and, in some instances, award prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require any form of monetary payment. We also operate interactive card games, such as Texas Hold’em poker and Blackjack. These card games are restricted in several jurisdictions. The laws and regulations that govern these games, however, vary in different jurisdictions and are subject to legislative and regulatory change in all of the jurisdictions in which we offer our games. If such changes were to happen, we may find it necessary to eliminate, modify or cancel certain components of our products, which could result in additional development costs and/or the possible loss of revenue.

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

Employees

As of March 10, 2009, we employed approximately 120 people on a full-time basis and 14 people on a part-time basis. We also utilize independent contractors for specific projects and hire as many as 30 seasonal employees as needed to produce our play-along sports games during various professional and collegiate sports seasons. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

ITEM 1A.    Risk Factors

Risk Factors That May Affect Our Business

Our business, results of operation and financial condition could be adversely affected by a number of factors, including the following:

Our future capital needs are uncertain and we may need to raise additional funds in the future.  Such funds may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

●	our ability to generate cash from operating activities;

●	acceptance of, and demand for, our interactive games and entertainment;

●	the costs of developing new entertainment content, products or technology or expanding our offering to new media platforms such as the internet and mobile phones;

●	the extent to which we invest in the creation of new entertainment content and new technology; and

●	the number and timing of acquisitions and other strategic transactions, if any.

In the future, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all, particularly given the continuing credit crisis and downturn in the overall global economy.  Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders.  If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.  This may materially harm our business, results of operations, and financial condition.

The current economic downturn could disrupt and materially harm our business.

Negative trends in the general economy could cause a downturn in the market for our products and services.  The current and continuing financial disruption affecting the banking system, housing market and financial markets and the concern whether investment banks and other financial institutions will continue operations in the foreseeable future have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets.  This financial crisis could adversely affect our operating results if it results, for example, in the insolvency of a significant customer.  For instance, during 2008, one of our customers, the Bennigan’s restaurant chain, ceased operations and closed its restaurants, which resulted in a reduction of 34 Network subscriber sites.  Tight credit markets could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance or complement our Buzztime iTV Network or ability to generate additional revenues, such as from out-of-home advertising.

In addition, global economic conditions, including the credit crisis, increased cost of commodities, widespread employee layoffs, actual or threatened military action by the United States and the continued threat of terrorism, have resulted in decreased consumer spending and may continue to negatively impact consumer confidence and spending.  Any reduction in consumer confidence or disposable income in general may negatively affect consumer spending at the hospitality venues that comprise the primary customer base for our iTV Network, and may also negatively affect spending by advertisers in the out-of-home market.

We cannot predict other negative events that may have adverse effects on the global economy in general and the hospitality and out-of-home media industries specifically.  However, the factors described above and such unforeseen events could negatively affect our revenues and operating results.

We have experienced significant losses, and we may incur significant losses in the future.

We have a history of significant losses, including net losses of $6,466,000 in 2008 and $5,026,000 in 2007, and an accumulated deficit of $105,351,000 as of December 31, 2008. We may also incur future operating and net losses, due in part to expenditures required to implement our business strategies. Despite significant expenditures, we may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

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

Our success also depends on our ability to implement our other business strategies, which include growing our advertising revenue, developing an integrated platform that provides cross-selling opportunities across our Network, the internet, and mobile devices, and focusing on national accounts. The implementation of these strategies will require us to dedicate significant resources to, among other things, expanding our product offerings, customizing our products and services to meet the unique needs of our national accounts and expanding and improving our advertising efforts. We may be unable to implement these strategies as currently planned.

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

The emergence of new entertainment products and technologies, changes in consumer preferences, the adoption of new industry standards and other factors may limit the life cycle of our technologies and any future products and services we develop. Accordingly, our future performance will depend on our ability to:

●	identify emerging technological trends and industry standards in our market;

●	identify changing consumer needs, desires or tastes;

●	develop and maintain competitive technology, including new product and service offerings;

●
improve the performance, features and reliability of our existing products and services, particularly in response to changes in consumer preferences, technological changes and competitive offerings; and

●	bring technology to the market quickly at cost-effective prices.

If we do not compete successfully in the development of new products and keep pace with rapid technological change, we will be unable to achieve profitability or sustain a meaningful market position. The interactive entertainment and game and out-of-home digital advertising industries are highly competitive and subject to rapid technological changes. We are aware of other companies that are introducing interactive game products on various platforms that allow players to compete across the nation. Some of these companies may have substantially greater financial resources and organizational capital than we do, which could allow them to identify or better exhibit emerging trends and market opportunities. In addition, changes in customer tastes may render our Buzztime iTV network and its content obsolete or noncompetitive.

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

Our management transition creates uncertainties.

We have experienced significant changes in our executive leadership.  Dario Santana, our former CEO and President, separated from our Company in May 2008.  Michael Fleming served as Interim Chief Executive Officer until November 2008 when he resigned.  Terry Bateman is currently serving as our Chief Executive Officer effective February 2, 2009.  Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may also prove to be disruptive. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of company operations and due to cultural differences and friction that may result from changes in strategy and style.

We are dependent on our key management personnel, and the loss of any of these individuals may adversely affect our business.

Our success greatly depends on the efforts of our management team. Our ability to operate successfully will depend significantly on the services and contributions of the individuals in executive positions.  We have experienced significant turnover in our senior executive leadership in the past several months.  The loss of any of our key management personnel, or our inability to recruit qualified members of our management team, will significantly harm our business. We do not have a key man life insurance policy for the Chief Executive Officer.

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

We rely on both satellite and telephone systems to communicate with our subscriber locations. We currently transmit the majority of our data to our hospitality customer sites via broadband connectivity and, to a lesser extent, via PanAmSat’s Galaxy IIIR satellite. As of December 31, 2008, 75% of our sites were connected by broadband and 25% of our sites were connected by satellite. An interruption in communications with our subscriber locations under either system could decrease customer loyalty and satisfaction and result in a cancellation of our services.

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

Trinad Capital Master Fund, Ltd., which beneficially owned 13.8% of our common stock as of December 31, 2008, has written us a series of letters critical of our company's performance and of certain decisions of our board.  Trinad also attempted to nominate an alternative slate of Board of Directors candidates for our 2008 annual meeting of stockholders.  However, the attempted nominations were invalid because Trinad did not comply with the advance-notice requirement in our Bylaws.  Trinad asserts it has received evidence that we and our Board have committed mismanagement, fraud, breach of fiduciary duty and waste of corporate assets.  We believe that Trinad’s concerns and claims are baseless.  Trinad has made various other demands on us in these letters, and has threatened to take unspecified action.  Trinad’s demands have included demands under Section 220 of the Delaware General Corporation Law for production of certain documents and other information concerning our company.  We have provided Trinad with such of the requested information as we believe has been requested with the appropriate specificity and proper purpose as required under the law.  We have not provided other information and have asked Trinad to provide additional clarification with respect to some of its requests.

On October 17, 2008, Trinad filed a "books and records" proceeding in the Delaware Chancery Court under Section 220 of the Delaware General Corporation Law asking the Court to require us to provide Trinad with certain of the requested information.  We have moved to dismiss this complaint. We intend to vigorously defend this claim with respect to information that we believe has not been requested with appropriate specificity or for a proper purpose as required by the law.

Trinad could decide to expand the current litigation or bring additional litigation against us and/or against directors and officers whom we are obliged to indemnify and defend.  In addition, Trinad might attempt to wage a corporate control contest against us and our current Board of Directors.

The current litigation and any further litigation and/or control contest could be significantly expensive and disruptive, could damage our image with customers, and could destabilize our relationships with key employees.  Although the current litigation does not seek monetary damages and we do not expect to incur any material impact to the financial statements, any expanded or further litigation might seek such damages and, if we and/or any officers or directors named as defendants were to lose, we might have to pay damages or indemnify such officers or directors.  If we were to lose a control contest, the new personnel and strategies implemented by Trinad may not be effective, might be less effective than the present and the changeover would involve significant disruption.  In addition, even if we were to prevail in all respects or reach a settlement on mutually agreeable terms, the costs and expenses of any defense and/or settlement could be significant, and the litigation/control-contest process could be time consuming and could divert our management and key personnel from our business operations.  Any of these events could harm our business.

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

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the interactive television products and gaming industries. In the area of interactive television products, state and federal governments may adopt a number of laws and regulations governing any of the following issues:

●	user privacy;

●	copyrights;

●	consumer protection;

●	media distribution of specific material or content; and

●	the characteristics and quality of interactive television products and services.

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

In addition, we operate games of chance and, in some instances, award prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require any form of monetary payment. We also operate interactive card games, such as Texas Hold’em poker and Blackjack. These card games are restricted in several jurisdictions. The laws and regulations that govern these games, however, vary in different jurisdictions and are subject to legislative and regulatory change in all of the jurisdictions in which we offer our games. If such changes were to happen, we may find it necessary to eliminate, modify or cancel certain components of our products, which could result in additional development costs and/or the possible loss of revenue.

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

From time to time, we hire or retain employees or external consultants who may have worked for other companies developing products similar to those that we offer. These other employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such litigation could prevent us from exploiting our proprietary portfolio and cause us to incur substantial costs, which in turn could materially adversely affect our business. As of December 31, 2008, we owned one U.S. patent covering certain aspects of technology related to an interactive learning system. This patent will expire in 2017. We filed two utility conversion applications in 2007 and one PCT application. In addition, in 2007 we filed two new provisional applications and one utility application. Our pending patent applications and any future applications might not be approved. Moreover, our patents might not provide us with competitive advantages. Third parties might challenge our patents. In addition, patents held by third parties might have an adverse effect on our ability to do business. Furthermore, third parties might independently develop similar products, duplicate our products or, to the extent patents are issued to us, design around those patents. Others may have filed and, in the future may file, patent applications that are similar or identical to ours. Such third-party patent applications might have priority over our patent applications. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such interference proceedings could result in substantial cost to us.

We have incurred significant net operating loss carryforwards that we believe we will not be able to fully use.

As of December 31, 2008 and 2007 we have federal income tax net operating loss carryforwards of approximately $61.2 million and $63.0, respectively, which will begin to expire in 2009, unless utilized. As of December 31, 2008 and 2007 we have state income tax net operating loss carryforwards of approximately $12.0 million and $14.5 million, respectively, which will begin to expire in 2009, unless utilized. We believe that our ability to utilize our net operating loss carryforwards may be substantially restricted by the limitations of Section 382 of the Internal Revenue Code which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available carryforwards. To date we have not quantified the potential impact of these limitations.

Foreign currency exchange rate fluctuations and trade barriers could harm our business.

We operate the Buzztime iTV Network in Canada. Since service fees and operating expenses from our Canadian subsidiary are recognized in its local currency, our financial results could be significantly affected by large fluctuations in foreign currency exchange rates or by weak economic conditions in Canada. To the extent we attempt to expand our sales efforts in international markets, we may also face difficulties in staffing and managing foreign operations, longer payment cycles and problems with collecting accounts receivable and increased risks of piracy and limits on our ability to enforce our intellectual property rights. If we are unable to adequately address the risks of doing business abroad, our business, financial condition and results of operations may be harmed.

Risk Factors Associated with our Common Stock

Our common stock could be delisted or suspended from trading on the NYSE Amex if we fail to maintain compliance with continued listing criteria.

NYSE Amex will normally consider suspending dealings in, or removing from the list, securities selling for a substantial period of time at a low price per share if the issuer fails to affect a reverse split of such stock within a reasonable time after being notified that NYSE Amex deems such action to be appropriate under the circumstances. While NYSE Amex does not provide bright line minimum share price standards for continued listing, we believe that a price less than $1.00 per share for a substantial period of time may be investigated. Our common stock has traded at below $1.00 per share since July 2007.

If we are unable to comply with the NYSE Amex continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from NYSE Amex. Alternatively, in order to avoid delisting by NYSE Amex, we may be required to affect a reverse split of our common stock. The delisting of our common stock from NYSE Amex may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

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

Certain provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of us, even if such a change in control would benefit our stockholders. For example, our certificate of incorporation requires a supermajority vote of at least 80% of the total voting power, voting together as a single class, to amend certain provisions of such document, including those provisions relating to:

●	the number, election and term of directors;

●	the removal of directors and the filling of vacancies; and

●	the supermajority voting requirements of our restated certificate of incorporation.

Additionally, our certificate of incorporation and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions:

●	authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of the common stock;

●	prohibit stockholders from filling Board vacancies, calling special stockholder meetings, or taking action by written consent;

●	prohibit our stockholders from making certain changes to our bylaws except with 66 2/3% stockholder approval; and

●	require advance written notice of stockholder proposals and director nominations.

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

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of December 31, 2008, there were approximately 5,249,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at weighted-average exercise prices ranging from $0.70 to $2.04 per share. As of December 31, 2008, there were also outstanding warrants to purchase an aggregate of approximately 403,000 shares of common stock at weighted-average exercise prices ranging from $1.00 to $3.91 per share.

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

ITEM 1B.    UnresolvedStaff Comments

Not applicable.

ITEM 2.     Properties

We lease approximately 41,000 square feet of office and warehouse space at 5966 La Place Court, Carlsbad, California, for our corporate headquarters. In October 2005, we entered into an amendment to our lease agreement whereby we extended the term of the lease through June 2011.

We operated our Canadian operations in approximately 5,400 square feet of office and warehouse space in Toronto, Ontario, Canada, under a lease expiring in December 2014. In April 2007, we entered into a sublease agreement to rent the space to a subtenant for the remaining period of the lease. In March 2007, we relocated our Canadian operations to a new location and entered into a new lease agreement to lease approximately 1,500 square feet, which we currently lease on a month to month basis.

We lease approximately 3,361 square feet of office space in Santa Monica, California, which expires February 28, 2011.  The property is currently vacant and we are seeking to sublease the property.

In January 2009, we entered into a lease for office space at 275 Madison Avenue, New York, New York, which expires on December 31, 2009.

The facilities that we lease are suitable for our current needs and are considered adequate to support expected growth.

ITEM 3.     Legal Proceedings

Sales and Use Tax

From time to time, state tax agencies will make inquiries as to tax applicability of our service offerings.  Many states have expanded their interpretation of their sales and use tax statues to derive additional revenue.  While in the past sales and use tax assessments have not been significant to operations, it is likely that such expenses will increase in the future.

We have evaluated such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences.  Currently, we are in active settlement discussions with the state of Texas in relation to sales tax collection and remittance.  The discussions are the result of a long on-going evaluation that began in 2004 when the state concluded that our services were subject to sales tax on an amusement services basis and assessed us $1.1 million for the five year audit period ending December 31, 2002.  The Company objected to that conclusion based on the facts of the business and in August 2006, the Texas State Attorney indicated that the State agreed that our services did not constitute taxable amusement services.  However, the State adopted a new position whereby it concluded that we provide taxable cable television services.  We believe that it provides interactive game services for the purpose of providing a vehicle for customers to promote their business.  However, based on the nebulous definition of cable broadcast services as defined by the Texas Tax Code, we believes that, if it pursued this defense all the way to a formal court procedure, the risk that it could lose the case was great enough to enter into settlement discussions with the state.  As a result of those discussions, we have recorded a liability of $515,000, which is based on the latest settlement offer extended by the state that we are willing to accept.  We expect the formal settlement offer to be signed in the first quarter of 2009.  Further, in February 2009, we began collecting and remitting sales tax in the state of Texas in accordance with the state tax statutes.

We are involved in ongoing sales tax inquiries, including certain formal assessments of $601,000, with a few other states.  As a result of those inquiries and the Texas liability discussed above, we recorded a total liability of $867,000 and $833,000 as of December 31, 2008 and 2007.  Based on the guidance set forth by SFAS No. 5, Accounting for Contingencies, we have deemed the likelihood that it will be forced to pay an assessment as reasonably possible.

ITEM 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote by security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE Amex under the symbol “NTN.” Set forth below are the high and low sales prices for the common stock as reported by the NYSE Amex for the two most recent fiscal years:

	Common Stock
	Low	High
2008
First Quarter	$0.40	$0.64
Second Quarter	0.30	0.54
Third Quarter	0.20	0.33
Fourth Quarter	0.11	0.25

2007
First Quarter	$1.12	$1.57
Second Quarter	1.01	1.25
Third Quarter	0.75	1.03
Fourth Quarter	0.48	0.95

On March 10, 2009, the closing price for our common stock as reported on the NYSE Amex was $0.17 and there were approximately 1,150 holders of record.

To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of our Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for our growth. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

We have 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2008 we issued approximately 70,000 common shares for payment of these dividends.

On April 5, 2007, our Board of Directors authorized a Stock Repurchase Plan, which authorized management to repurchase up to a maximum of $3,500,000 of our Common Stock from time to time in the open market at prevailing market prices or in privately negotiated transactions over an eighteen month period which expired on October 4, 2008.  During the twelve months ended December 31, 2008, we purchased approximately 49,400 shares for a total $12,000.  In addition, we purchased approximately 454,000 shares for $444,000 during 2007.  In total, we have purchased approximately 503,000 shares for a total of $456,000.

Stock repurchases activity under this Board authorization from April 5, 2007 through October 4, 2008 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 1007 through June 30, 2007	—	$—	—	$3,500,000
July 1, 2007 through September 30, 2007	454,000	0.98	454,000	3,056,000
October 1, 2007 through December 31, 2007	—	—	—	3,056,000
2007 Total	454,000	0.98	454,000	3,056,000
January 1, 2008 through March 31, 2008	—	—	—	3,056,000
April 1, 2008 through June 30, 2008	—	—	—	3,056,000
July 1, 2008 through September 30, 2008	49,400	0.25	49,400	3,043,750
October 1, 2008 through October 4, 2008[1]	—	—	—	—
2008 Total	49,400	$0.25	49,400	$—
Plan Total	503,400		503,400

1. The Stock Repurchase Plan expired on October 4, 2008.

ITEM 6.     Selected Financial Data

Not Applicable.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K (including, but not limited to, the following discussion of our financial condition and results of operations) and the documents incorporated herein by reference contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including but not limited to statements regarding our future financial performance or position, our business strategy, plans or expectations, and our objectives for future operations, including relating to our products and services.  Forward-looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements.  Our actual results and outcomes may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled “Risk Factors” in Item 1A, and other documents we file with the Securities and Exchange Commission.  We cannot guarantee future results, levels of activity, performance or achievements.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K.

Overview

We historically have operated principally through two operating divisions: Entertainment and Hospitality. The Entertainment division generates revenue primarily from the Buzztime iTV Network which distributes an interactive television promotional game network to restaurants, sports bars, taverns and pubs, primarily in North America. Additionally, we generate royalty revenue by distributing our game content and technology to other third-party consumer platforms, including cable and satellite television, online, retail games and toys, airlines and books. We also generate revenue by selling advertising for distribution via our interactive television network.

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

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development.  Additionally, we completed the wind down of our professional help desk and support and maintenance services during the third quarter of 2008.  We do not expect to incur any additional expenses related to the help desk and support and maintenance function in subsequent periods.

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

The Entertainment Division

The out-of-home Buzztime iTV Network has engaged in business in the hospitality industry for 25 years as a promotional platform providing interactive entertainment to patrons in restaurants and sports bars. The iTV Network distributes a wide variety of engaging interactive multi-player games, including trivia quiz shows, play-along sports programming, casino-style and casual games to our Network. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. Buzztime players can compete with other players within their hospitality venue and also against players in other Network venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of December 31, 2008, we had 3,429 United States Network subscribers and 317 Canadian subscribers. Approximately 29% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s, Old Chicago and Damon’s Grill.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime iTV Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime iTV Network also generates revenue through the sale of advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime iTV Network’s venues.

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

Our games have been available as a two-way cable TV game service since June 2002. In 2008, our games (including trivia, Texas Hold’em, Buzztime Billiards and assorted single-player games) were licensed to five cable systems including Comcast and were available to the digital cable subscribers for free. Our games are also available as a premium monthly subscription service to Echostar DISH and Bell ExpressVu satellite customers in the U.S. and Canada, respectively. Revenue from our distribution division is derived primarily from license fees and royalties from third-party licensees who distribute Buzztime content to end-users, as well as from third-party development and production fees.

The Hospitality Division (Discontinued Operations)

NTN Wireless earned revenue from the sale of on-site wireless paging products primarily to restaurants but also hospitals, church and synagogue nurseries, salons, business offices and retail establishments in North America. In restaurants, these products were provided to customers while waiting for a table and activated to let them know when their table was ready, as well as to restaurant staff to alert them to certain issues, such as when hot food is ready to be served.

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

Results of Continuing Operations

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Continuing operations, which consists of the Entertainment division, generated a loss of $6,134,000 for the year ended December 31, 2008 compared to a loss of $4,291,000 for the year ended December 31, 2007.

Revenue

Revenue from continuing operations decreased $3,046,000 or 10% to $27,496,000 for the year ended December 31, 2008 from $30,542,000 for the year ended December 31, 2007.  This decrease was due to a reduction in our site count predominately driven by the closure of our UK operations, the Chapter 7 bankruptcy of the Bennigan’s restaurant chain and changes in our pricing strategy. Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers As of December 31,
	2008	2007
United States	3,429	3,490
Canada	317	322
United Kingdom	-	65
Total	3,746	3,877

Direct Costs and Gross Margin

The following table compares the direct costs and gross margins for the Entertainment Division for 2008 and 2007:

	For the year ended December 31,
	2008	2007
Revenues	$27,496,000	$30,542,000
Direct Costs	7,756,000	9,017,000
Gross Margin	$19,740,000	$21,525,000
Gross Margin Percentage	72%	70%

Gross margin as a percentage of revenue increased by two percentage points to 72% for the year ended December 31, 2008 compared to 70% in the prior year.  The two point increase in the gross margin percentage is primarily the result of a reduction in depreciation expense as equipment became fully depreciated.  Additionally, installation costs decreased in 2008 compared to 2007 primarily due to an adjustment relating to the amortization of deferred costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $1,442,000 or 6%, to $25,314,000 in 2008 from 23,872,000 in 2007.  Selling, general and administrative expenses increased due to several factors.  Severance expenses increased $956,000 as a result of the elimination of 22 positions, closing our UK office, and the departure of several executives.  Consulting expenses increased $857,000 as we utilized the services of external consultants on a number of initiatives.  Software disposal expenses increased $360,000 due to impairments on certain projects that were deemed to no longer fit with our current strategy.  Legal fees increased $198,000 related to corporate governance matters as well as an ongoing trademark infringement case.  Bad debt expense increased $201,000 related to customer cancellations and bankruptcies.  Recruiting expenses increased $202,000 as a result of our efforts to recruit new executive talent to complement our revised business strategy and turnover in several executive positions.  In addition, office lease expenses increased $304,000 due to the addition of leased office space in Santa Monica, California.

     The above increases were offset by several factors.  Marketing expenses decreased $851,000 due to an overall reduction in advertising, trade shows, and outsourced marketing services.  Commission expenses decreased $339,000 predominately due to an adjustment relating to the amortization of deferred costs.  Other taxes decreased $270,000 due to updated estimates relating to ongoing sales tax obligation settlement discussions, which resulted in the reversal of certain accrued expenses.  Additionally, salaries decreased $120,000 due to the closing of the UK office and reductions in force.

Impairment of Capitalized License

     During the third quarter of 2007, we performed an evaluation of our capitalized license agreement with Media General, Inc., which would have been up for renewal in May 2008. We determined that the intangible asset related to selected technology and content licensed from Media General was impaired. In May 2003, in connection with an investment Media General made in us, we issued 666,667 shares of unregistered shares of our common stock as consideration for this license. The original license was for five years with an option to renew. At that time, we had intended to renew for the additional five year period in part related to our plans to deploy the games relating to this license as a premium subscription tier to the Buzztime cable channel. As of September 30, 2007, we determined that the license agreement was no longer a strategic fit and did not renew it. Therefore, we incurred a loss on impairment equal to the remaining net book value of the capitalized license agreement of approximately $968,000 during the third quarter of 2007.

Restructuring Costs

We recorded restructuring charges totaling $478,000 during the year ended December 31, 2007 in connection with the restructuring of the Canadian operation to reduce costs and streamline operations.  Of this amount, approximately $337,000 was for one-time termination benefits, $99,000 related to costs to exit certain contractual and lease obligations and $42,000 for moving and relocation costs.  The restructuring involved a reduction of 10 employees and relocating to a smaller space.

Depreciation and amortization

Depreciation and amortization not related to direct operating costs decreased $34,000, or 6%, to $532,000 in 2008 from $566,000 in 2007, due to various fixed assets becoming fully depreciated, thereby reducing our depreciation in 2008.

Interest Income and Expense

Interest income decreased $209,000, to $138,000 in 2008 from $347,000 in the prior year due to a decrease in our average cash balance invested.  Interest expense decreased $25,000, to $5,000 in 2008 from $30,000 in 2007 due to a reduction in capital leases.

Income Taxes

We expect to report a U.S. tax loss for the year ended December 31, 2008. We expect that we will not incur a federal tax liability; however, we will likely incur a state tax liability. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, we recorded a tax provision of $234,000 for the year ended December 31, 2008. This was a $98,000 decrease compared to the $332,000 provision for income taxes recorded for the year ended December 31, 2007. We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.  Further, we have not quantified the potential impact that Section 382 of the Internal Revenue Code may have on the ability for us to utilize our net operating loss carryforwards.  The use of some or all of those net operating losses may be limited if certain changes in ownership are deemed to have occurred.

Results of Discontinued Operations

Year Ended December 31, 2008 compared to the Year Ended December 31, 2007

Discontinued operations generated a loss of $332,000 for the year ended December 31, 2008 compared to a loss of $735,000 for the year ended December 31, 2007. The operating results of the discontinued operations are as follows for 2008 and 2007:

	For the year ended December 31,
	2008	2007
Operating revenues	$21,000	$4,825,000
Operating expenses	530,000	5,919,000
Operating loss	(509,000)	(1,094,000)
Other income	177,000	388,000
Loss before income taxes	(332,000)	(706,000)
Income tax expense	-	29,000
Loss from discontinued operations, net of tax	$(332,000)	$(735,000)

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000.  On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development it was providing.  The intellectual property sold constituted substantially all of the remaining operating assets of our Hospitality division, which had originally consisted of our Software Solutions and Wireless.  We completed the wind down of our professional help desk and support and maintenance services during the third quarter of 2008.  As such, we do not anticipate any further costs in subsequent periods.

Moving, relocation and other associated costs related to the dissolution were expensed as incurred.  Severance expenses for involuntary employee terminations were approximately $52,000 for 2008 and $55,000 for 2007.

We recorded a loss from discontinued operations, net of tax, of approximately $332,000 during 2008.  That loss was substantially due to the wind down activities associated with the discontinuation of those operations.

EBITDA—Consolidated Operations

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the year ended December 31,
	2008	2007
Net loss per GAAP	$(6,466,000)	$(5,026,000)
Interest income, net	(133,000)	(317,000)
Depreciation and amortization	3,101,000	3,932,000
Income taxes	234,000	361,000
EBITDA	$(3,264,000)	$(1,050,000)

Our operations generated EBITDA levels as presented below:

	For the year ended December 31, 2008
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(6,134,000)	$(332,000)	$(6,466,000)
Interest income, net	(133,000)	—	(133,000)
Depreciation and amortization	3,101,000	—	3,101,000
Income taxes	234,000	—	234,000
EBITDA	$(2,932,000)	$(332,000)	$(3,264,000)

	For the year ended December 31, 2007
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(4,291,000)	$(735,000)	$(5,026,000)
Interest income, net	(317,000)	—	(317,000)
Depreciation and amortization	3,932,000	—	3,932,000
Income taxes	332,000	29,000	361,000
EBITDA	$(344,000)	$(706,000)	$(1,050,000)

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $3,362,000 compared to cash and cash equivalents of $10,273,000 as of December 31, 2007.  We used $5,912,000 in cash in 2008 compared to cash generation of $774,000 in 2007.  Cash use in 2008 was driven by our net loss of $6,466,000.  In 2008, especially in the second half of the year, we began to take strong measures to reduce our use of cash.  Those measures included reducing headcount through strategic reductions in our work force, renegotiated pricing with numerous vendors, decrease in use of certain vendors, decrease in use of consultants, decreased marketing spending and a decrease in travel and entertainment expenditures.   Additionally, we took a further reduction in our work force in January 2009 in a further effort to align our human resources with our current business objectives.

During 2009, we intend to continue to rely upon our cash on hand and cash flow from operations to meet our liquidity needs. While we believe that the actions taken in 2008 to reduce our operating costs, improve our gross profit margin and manage working capital should benefit us in 2009, there can be no assurance in these uncertain economic times that those actions will be sufficient.

We believe existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for at least the next 12 months. We have no debt obligations other than capital leases and we do not expect to incur debt in 2009.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, further reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, further reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of December 31, 2008, we had working capital (current assets in excess of current liabilities) of $874,000 compared to $7,698,000 as of December 31, 2007.  The following table shows our change in working capital from December 31, 2007 to December 31, 2008.

Increase (Decrease)
(In thousands)
Working capital as of December 31, 2007	$7,698
Changes in current assets:
Cash and cash equivalents	(6,911)
Restricted cash	(55)
Accounts receivable, net of allowances	(718)
Investment available-for-sale	(206)
Prepaid expenses and other current assets	(134)
Assets held for sale	(212)
Total current assets	(8,236)
Changes in current liabilities:
Accounts payable	612
Accrued expenses	(269)
Sales tax payable	24
Accrued salaries	(26)
Accrued vacation	66
Income tax payable	18
Deferred revenue	315
Liabilities of discontinued operations	672
Total current liabilities	1,412
Net change in working capital	(6,824)
Working capital as of December 31, 2008	$874

Cash and cash equivalents decreased $6,911,000 as a result of $2,963,000 of cash used in operating activities, $2,925,000 used in investing activities, $24,000 used in financing activities and a $999,000 effect of changes in exchange rates, primarily from converting Canadian Dollars to US Dollars.

Restricted cash decreased $55,000 due to the release of restricted cash used to collateralize leased office space in Canada.

Accounts receivable decreased $718,000 from $1,354,000 as of December 31, 2007 to $636,000 as of December 31, 2008.  The decrease is primarily attributable to lower revenue in 2008.  This decrease in revenue resulted from a decline in our customer site count, from 3,877 as of December 31, 2007 to 3,746 as of December 31, 2008, combined with an overall decrease in pricing.

Accounts payable decreased $612,000 from $831,000 as of December 31, 2007 to $219,000 as of December 31, 2008.  That decrease was primarily attributable to efforts taken by management during 2008 to reduce spending in key areas which ultimately resulted in decreased accounts payable at the end of the year.

Liabilities of discontinued operations decreased as we fulfilled our obligations related to the wind down of the Wireless and Software Solutions businesses in 2008.  We do not expect to incur any additional expenses or cash outflows related to those discontinued operations.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	December 31, 2008	December 31, 2007
Cash (used in) provided by:
Operating activities	$(2,963)	$(782)
Investing activities	(2,925)	1,763
Financing activities	(24)	(207)
Effect of exchange rates	(999)	725
Net (decrease) increase in cash and cash equivalents	$(6,911)	$1,499

Net cash from operating activities.  We are dependent on cash flows from operations to meet our cash requirements.  Inclusive of cash flows from discontinued operations, net cash used in operating activities was $2,963,000 in 2008 compared to net cash used in operating activities of $782,000 in 2007. The $2,181,000 increase in cash used in operations was primarily due to a significant increase in net loss.  Our primary source of cash is cash we generate from customers.  Cash received from customers decreased $1,200,000 to $28,600,000 in 2008 from $29,800,000 in 2007.  The principal changes in non-cash items that affected operating cash flow for the twelve months ended December 31, 2008 when compared to the same period in 2007 included a $831,000 decrease in depreciation and amortization, a $968,000 decrease in intangible impairments and a $887,000 change from a $269,000 gain on disposition of assets recorded in 2007 compared to a $618,000 loss recorded in 2008.

Our largest use of cash is payroll and related costs.  Payroll and related costs were $15,700,000 in 2008 compared to $15,000,000 in 2007.

Cash used by discontinued operations was $807,000 in 2008 compared to cash used by discontinued operations of $1,616,000 in 2007.  The reduction in cash used by discontinued operations was due to the completion of the wind down in operations, which we completed in the third quarter of 2008.

Net cash from investing activities.  For the twelve months ended December 31, 2008, we used $2,925,000 in cash for investing activities.  That was a change of $4,688,000 from the prior year when we generated $1,763,000 in cash from investing activities.  The change in cash flows from investing activities when comparing the twelve months ended December 31, 2008 to the same period in 2007 was due to the following:

●	Cash used for capital expenditures increased $1,568,000,

●	Cash used for software development initiatives increased $247,000,

●	Deposits for broadcast equipment decreased $161,000,

●	Proceeds from the sale of equipment and other assets in continuing operations decreased $466,000, and

●	Cash generated from discontinued operations decreased $2,606,000 primarily due to the proceeds from the sale of assets, in 2007, of the discontinued operations.

We currently anticipate investing approximately $3.5 million in 2009 for software development, equipment purchases and infrastructure improvements. Our actual future capital requirements will depend on a number of factors, including our cash availability, success in increasing sales, industry competition and technological developments.

Net cash from financing activities.  Net cash used in financing activities decreased $183,000 to $24,000 in 2008 compared to net cash used of $207,000 in 2007. Included in net cash used in financing activities in 2008 were payments for the repurchase of our common stock of $12,000 under the Stock Repurchase Plan and $12,000 in principal payments on capital leases.  Cash used in financing activities in 2007 primarily consisted of $444,000 in repurchases of our common stock and $363,000 in principal payments on capital leases, which were offset by proceeds from the exercise of warrants and options.

     Amendments to Satellite Agreements

On January 20, 2005, but effective as of December 31, 2004, we amended our agreements with our satellite services provider to extend the expiration date on the FM2 satellite platform to February 2007 and to modify our VSAT equipment purchase and satellite service agreements. In October 2006, we amended our agreement with FM2 to extend the expiration date to December 2008, which went month to month was ultimately terminated on February 28, 2009. The modification to the equipment purchase agreement eliminates the requirement to purchase and install a specific amount of VSAT equipment.

The termination of the FM2 data transmission agreement and the revisions to the VSAT equipment purchase and satellite service agreements enable us to implement our business strategy to convert all customers to broadband delivery.  We expect VSAT satellite services to terminate by the end of 2009, at which point all customers are expected to have been converted to broadband delivery.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, allowance for doubtful accounts, investments, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses resulting from nonpayment by our customers.  We reserve for all accounts that have been suspended or terminated from its Buzztime iTV Network services and auto debit customers with balances that are greater than 60 days past due. We analyze historical collection trends, customer concentrations and creditworthiness, economic trends and anticipated changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts for specific and general risks. Additional reserves may also be established if specific customers’ balances are identified as potentially uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Broadcast Equipment and Fixed Assets—Broadcast equipment and fixed assets are recorded at cost. Equipment under capital leases is recorded at the present value of future minimum lease payments. Depreciation of broadcast equipment and fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

We incur a relatively significant level of depreciation expense in relationship to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices, and associated electronics and the computers located at our customer’s sites. The Playmakers are depreciated over a four-year life and associated electronics and the computers are depreciated over three or four years.  The depreciable life of these assets was determined based on their estimated useful life, which considers anticipated technology changes. If our Playmakers, VSAT dishes and associated electronics and the computers turn out to have longer lives, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers, and associated electronics and the computers turn out to have shorter lives, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

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

We performed our annual test for goodwill impairment by calculating the fair value for NTN Canada, Inc., as of September 30, 2008 and 2007.  The valuation methods employed to determine the fair value for NTN Canada, Inc. as of September 30, 2008 and 2007 were (1) the market approach—guideline company method, (2) the market approach—guideline transaction method and (3) the income approach—discounted cash flow method.

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

Revenue Recognition—Our Entertainment Division recognizes revenue from recurring service fees earned from our Network subscribers, advertising revenues, distribution and licensing fees from our Buzztime-branded content and related technology to interactive consumer platforms. To the extent these arrangements contain multiple deliverables, we evaluate the criteria in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. Arrangements for the transmission of our Buzztime iTV Network contain two deliverables: the installation of equipment and the transmission of our network content for which we receive monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis over 36 months, the estimated life of the customer relationship in accordance with SAB No. 104, Revenue Recognition. As a result, installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

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

Prior to 2007, all of our deferred direct costs were amortized over the estimated average life of the relevant contracts, 36 months, to properly match the revenues and respective direct costs in accordance with the provisions of FTB No. 90-1. However, during 2007, we changed our method of accounting for deferred direct costs to comply with SAB Topic 13(A) (3) (f). As a result, we changed our policy to amortize deferred direct costs that exceed deferred revenue on an individual contract basis from three years to one year, which is the initial contract period. Additionally, in cases where an upfront installation fee was waived, we had incrementally allocated a portion of the monthly billed subscription fee to deferred revenue as we billed the customer over the initial contract period, and amortized the deferred revenue over the average life of the contract of three years. We have revised our policy to discontinue deferring a portion of the subscription fee in cases where no upfront installation fee was charged.

Advertising and royalty revenues are recognized when all material services or conditions relating to the transaction have been performed or satisfied.

Revenues recognized from our Hospitality Division include revenues from NTN Wireless consisting primarily of sales for wireless paging equipment to restaurants and other hospitality locations and revenues earned from Software Solutions from licensing of seating management and reservation systems software, help desk services, outsourced software development and support and maintenance services. The operations of the Hospitality division have been discontinued as of December 31, 2008.

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

Software Development Costs—We capitalize costs related to the development of certain software products for the Entertainment Division in accordance with SOP No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Amortization of costs related to interactive programs is recognized on a straight-line basis over three years. Amortization expense relating to capitalized software development costs totaled $366,000 and $357,000 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, approximately $404,000 and $388,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the year ended December 31, 2008, and determined to abandon various software development projects that we determined were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $503,000 and $143,000 was recognized for the years ended December 31, 2008 and 2007, which was included in our selling, general and administrative expenses.

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

Stock Based Compensation—We estimate the fair value of our stock options using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R and SAB No. 107, Share-Based Payment. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported as selling, general and administrative based upon the departments to which substantially all of the associated employees report.

We used the historical stock price volatility as an input to value our stock options under SFAS No. 123R.  The expected term of our stock options represents the period of time options are expected to be outstanding, and is based on observed historical exercise patterns for our company, which we believe are indicative of future exercise behavior. For the risk-free interest rate, we use the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on our history and expectation of dividend payouts.

The following weighted average assumptions were used for grants issued during 2008 and 2007 under the SFAS No. 123R requirements:

	2008	2007
Weighted-average risk-free rate	2.97%	4.57%
Weighted-average volatility	63.57%	56.28%
Dividend yield	0.00%	0.00%
Expected life	4.38 years	5.0 years

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. For the year ended December 31, 2008 and 2007, we estimated 17.63% and 4.58% annual forfeiture rates, respectively. Stock-based compensation expense for employees in 2008 and 2007 was $312,000 and $462,000, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

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

Recent Accounting Pronouncements

SFAS No. 157—Fair Value Measurements — In September 2006, the FASB issued SFAS No. 157, which establishes, among other things, a framework for measuring fair value and expands disclosure requirements as they relate to fair value measurements. The Company adopted this Statement on January 1, 2008 the effect of which was not material to the financial position, results of operations or cash flows.  In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3,  Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of FSP No. FAS 157-3, which was effective upon issuance for prior periods for which the financial statements had not been issued, did not have a material impact on our financial position, results of operations or cash flows.

SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities — In February 2007, the FASB issued SFAS No. 159, which provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities. This fair value option is available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. We adopted this statement on January 1, 2008 which did not have a material impact on our financial position, results of operations or cash flows.

SFAS No. 141R—Business Combinations — In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement will be applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for us.

FSP No. FAS 142-3—Determination of the Useful Life of Intangible Assets — In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for us. The guidance for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this FSP to have a material impact on our financial position, results of operations or cash flows in future periods.

ITEM 7A.    Quantitativeand Qualitative Disclosures about Market Risk

We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of December 31, 2008, we owned common stock of an Australian company that is subject to market risk.  We performed an evaluation in the second quarter of 2006 and concluded that the decline in value of this investment was other-than-temporary and recognized an impairment loss of $652,000 to reflect the investment at its fair value. The value of the investment has decreased $206,000 during 2008 and is recorded as other comprehensive income on our consolidated balance sheet.  We have reviewed the eBet investment in accordance with SFAS No. 115 to determine if the loss is more than temporary in nature.  We have determined that the loss is temporary based on the fact that the investment appreciated in value in one of the quarter of the year ended December 31, 2008 combined with the belief that the decline in value is also caused by the current global economic downturn which also is expected to be temporary in nature.

This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates which would impact the value of the investment.

Our interest income is sensitive to changes in the general level of U.S. and Canadian interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average redemption period of our investment portfolio is 30 days. A 1% change in interest rates would have an effect of approximately $26,000 for a one year period.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.     Other Information

Not Applicable.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers:

Name	Age (1)	Position(s) Held
Terry Bateman	52	President and Chief Executive Officer
Kendra Berger	42	Chief Financial Officer
Peter Boylan III	46	Executive Vice President of Sales
Michael Arzt	42	Executive Vice President of Marketing
Jeff Lewis	43	Senior Vice President of Advertising Sales
_____________
(1)	As of March 10, 2009.

The following biographical information is furnished with respect to our other executive officers:

Terry Bateman was appointed our President and Chief Executive Officer in February 2009 and has served on our Board of Directors since November 2008.  Mr. Bateman has nearly 30 years executive experience in developing, growing, managing and selling businesses.  Mr. Bateman has been a personal investor in Red Zone Capital from 2006 to the present, and in connection with that investment activity, served as CEO of Dick Clark Productions, a television production company, from June 2007 to February 2008.  Prior to that, Mr. Bateman served as interim Chief Marketing Officer of the Washington Redskins, a professional football team, from September 2006 to June 2007.  From September 2005 to September 2006, Mr. Bateman served as President and Chief Executive Officer at Barton Cotton, Inc., a provider of integrated direct marketing fundraising services to non-profit organizations, and prior to that, served as its Executive Vice President of Fundraising beginning in 1998.  He was President of Snyder Communications' Marketing Services Division between 1994 and 1997.  Mr. Bateman was Executive Vice President, Vice President and Director of Whittle Communications between 1981 and 1994, having begun his career in marketing with The Gillette Company between 1979 and 1981.  Mr. Bateman holds a B.S. in Economics from the University of Tennessee.

Kendra Berger was appointed our Chief Financial Officer and Secretary in August 2006. Ms. Berger served on our Board of Directors and as Chairperson of our Audit Committee from July 2005 until August 2006.  From May 2005 until August 2006, Ms. Berger was the Executive Director of Finance and Controller of Nventa Biopharmaceuticals Corporation.  Prior to that, from April 2001 until May 2005, she was the Vice President, Finance and Controller of Discovery Partners International, Inc.  Both Nventa Biopharmaceuticals and Discovery Partners International were publicly traded biopharmaceutical companies.  Prior to joining Discovery Partners International in 2001, Ms. Berger was the Chief Financial Officer of our Company.  She is a licensed CPA.

Peter J. Boylan III was appointed our Executive Vice President of Sales in July 2008.  Prior to joining our company, Mr. Boylan served as Vice President of Sales from April 2007 to June 2008 and Director of Business Development from May 2005 to April 2007 at EMN8, Inc., a software company serving the restaurant industry.  Between 1995 and May 2005, Mr. Boylan was employed by The Coca-Cola Company, where he held increasingly responsible executive positions, most recently serving as Director National Sales Travel Team from December 2004 to May 2005 and Sr. National Account Executive from August 2001 to December 2004.  Mr. Boylan has over 17 years of sales, marketing and operational experience in the hospitality and foodservice industry.  Mr. Boylan is also a veteran of the U.S. Army where he served with the 101st and 82nd Airborne Divisions.  He earned an MBA from Wake Forest University’s Babcock Graduate School of Management and a Bachelor of Science degree in Aerospace Engineering from the U.S. Military Academy at West Point.

Michael Arzt was appointed our Executive Vice President of Marketing in January 2009.  Mr. Arzt has a background in the entertainment and competitive video game industry, having most recently served, since January 2006, as Senior Vice President and General Manager of The World Cyber Games (WCG), at International Cyber Marketing, an affiliate of Samsung Electronics.  In this capacity, he established the domestic U.S. headquarters for an online gaming event termed the "Olympics of Video Gaming," driving significant growth in sponsorship acquisition and media sales within the first two years.  From October 2003 to December 2005, Mr. Arzt was Vice President, National Sales and Marketing for Live Nation Alliances (formerly Clear Channel Entertainment), a live events company, where he spearheaded the creation and sales of national music, sports and entertainment marketing partnerships, media assets and customized marketing and licensing programs.  Earlier in his career, Mr. Arzt held executive positions in New York City with Gravity Games, LLC (a joint venture between NBC and Primedia), Petersen Publishing Company, where he was actively involved in development of some of the action sports industry's early televised competitions, and 3Sixty, Inc. (The Conway Corporation).

Jeffrey Lewis was appointed our Executive Vice President of Advertising Sales in December 2008.  Prior to joining our Company, from June 2008 to November 2008, Mr. Lewis served as Vice President, Sales at Ripple Networks, an out-of-home network that broadcasts entertainment and advertisements from local and national chains.   Between February 2007 and May 2008, he was Vice President, Sales with Instant Access Media's emerging iam-TV out-of-home entertainment network from the time of its launch.  From April 2005 to April 2006, he served as Account Manager for MTV Networks' Spike TV, a cable television network, with responsibility for both cable and online sales.  Between May 2000 and March 2005, Mr. Lewis served as an Account Executive with Turner Broadcasting Systems, a cable television network, where he created specialized, integrated marketing packages and promotional platforms.  Earlier in his career, between 1990 and 2000, he was Sales Planner, then Account Executive, with Paramount Domestic Television's Advertiser Services unit.  Mr. Lewis holds a Bachelor of Science degree in Management from Binghamton University in New York.

Additional information responsive to Part III, Item 10 will be included in our proxy statement relating to our 2009 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2008 (the “Proxy Statement”) including under the captions entitled “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.     Executive Compensation

          Information responsive to Part III, Item 11 will be included in the Proxy Statement under the captions entitled “Executive Compensation,” and “Compensation of Directors” and is incorporated herein by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information responsive to Part III, Item 12 will be included in the Proxy Statement under the captions entitled “Security Ownership of Certain Beneficial Owners and Management,” “Equity Compensation Plan Information” and “Compensation of Directors” and is incorporated herein by reference.

ITEM 13.     Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions will be included in the Proxy Statement under the captions entitled “Certain Relationships and Related Transactions” and “Company Policy Regarding Related Party Transactions” and is incorporated herein by reference.  Information concerning director independence will be included in the Proxy Statement under the heading “Election of Directors” and is incorporated herein by reference.

ITEM 14.     Principal Accounting Fees and Services

Information responsive to Part III, Item 14 will be included in the Proxy Statement under the caption entitled “Principal Accounting Firm Fees” and is incorporated herein by reference.

PART IV

ITEM 15.     Exhibits, Consolidated Financial Statement Schedules

(a) The following documents are filed as a part of this report:

Consolidated Financial Statements and Schedule. The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements and Schedule” on page F-1.

Exhibits. The following exhibits are filed as a part of this report:

INDEX TO EXHIBITS

Exhibit	Description
2.1	Asset Purchase Agreement, dated as of March 29, 2007, by and among the Company, NTN Wireless Communications, Inc. and HME Wireless, Inc. (20)

2.2	Asset Purchase Agreement, dated as of October 25, 2007, by and among the Company, NTN Software Solutions, Inc. and ESP Systems, LLC (7)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (2)

3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (5)

3.3	Bylaws of the Company, as amended (3)

4.1	Warrant Certificate issued January 13, 2003 by the Company to Robert M. and Marjie Bennett, Trustees, The Bennett Family Trust, dated November 17, 1986 (13)

4.2	NTN Investor Rights Agreement, dated May 7, 2003, by and between the Company and Media General, Inc. (12)

4.3	Buzztime Investor Rights Agreement, dated May 7, 2003, by and among the Company, Buzztime Entertainment, Inc. and Media General, Inc. (12)

4.4	Common Stock Purchase Warrant dated May 7, 2003 issued to Media General, Inc. exercisable for 500,000 shares of common stock of Buzztime Entertainment, Inc. (12)

4.5	Form of Common Stock Purchase Warrant by and between Roth Capital Partners, LLC and the Company (10)

4.6*	2004 Performance Incentive Plan (15)

10.1	Subscription Agreement, dated January 13, 2003, by and between the Company and Robert M. and Marjie Bennett, Trustees, The Bennett Family Trust dated November 17, 1986 (13)

10.2	Securities Purchase Agreement dated May 5, 2003 by and among the Company, Buzztime Entertainment, Inc. and Media General, Inc. (12)

10.3	Office Lease, dated July 17, 2000, by and between Prentiss Properties Acquisition Partners, L.P. and the Company (8)

10.4	First Amendment to Lease, dated October 4, 2005, by and between Prentiss Properties Acquisition Partners, L.P. and the Company (16)

10.5*	2006 Incentive Bonus Plan (17)

10.6*	2007 Employee Bonus Plan (21)

10.7	Consulting Agreement between the Company and Victor Tyrone Lam, dated March 31, 2007 (9)

10.8*	Form of Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan (4)

10.9*	Form of Non-Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan (4)

10.10*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan (4)

Exhibit	Description
10.11*	Form of Initial Director Stock Option Agreement under the 2004 Performance Incentive Plan (4)

10.12*	Form of Annual Director Stock Option Agreement under the 2004 Performance Incentive Plan (4)

10.13*	Summary of Non-Employee Director Compensation (4)

10.14*	Consultation, Retention and Release, dated February 1, 2008, by and between the Company and Michele Richards (18)

10.15*	Employment Agreement, dated May 29, 2008, by and between the Company and Michael Fleming (2)

10.16*	Retention and Severance Agreement, dated June 27, 2008, by and between the Company and Kendra Berger (2)

10.17	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan (2)

10.18	Release of Claims Agreement, dated July 9, 2008, by and between the Company and Dario Santana (2)

10.19*	Amendment to Stock Option Grants, dated October 16, 2008, by and between the Company and Barry Bergsman (14)

10.20*	Consultation Agreement, dated November 18, 2008, by and between the Company and Terry Bateman (1)

10.21*	Employment Agreement, dated February 2, 2009, by and between the Company and Terry Bateman (11)

10.22*	Separation Agreement, dated February 6, 2009, by and between the Company and Gary Arlen (6)

14.1	Company Code of Ethics (1)

21.1	Subsidiaries of Registrant (1)

23.1	Consent of Mayer Hoffman McCann P.C. (1)

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
______________
*	Management Contract or Compensatory Plan
#
This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed herewith.
(2)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.
(4)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.
(5)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to NTN’s report on Form 8-K filed February 9, 2009 and incorporated herein by reference.
(7)	Previously filed as an exhibit to NTN’s report on Form 8-K filed October 31, 2007 and incorporated herein by reference.
(8)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
(9)	Previously filed as an exhibit to NTN’s report on Form 8-K filed April 4, 2007 and incorporated herein by reference.
(10)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to NTN’s report on Form 8-K filed February 4, 2009 and incorporated herein by reference.
(12)	Previously filed as an exhibit to NTN’s registration statement on Form S-3, File No. 333-105429, filed on May 21, 2003 and incorporated herein by reference.
(13)	Previously filed as an exhibit to NTN’s Form 10-Q for the quarterly period ended March 31, 2003 and incorporated herein by reference.
(14)	Previously filed as an exhibit to NTN’s report on Form 8-K filed October 21, 2008 and incorporated herein by reference.
(15)	Previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed by NTN on September 3, 2004 and incorporated herein by reference.
(16)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on July 12, 2006 and incorporated herein by reference.
(17)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended June 30, 2006 and incorporated herein by reference.
(18)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended March 31, 2008 and incorporated herein by reference.
(19)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference.
(20)	Previously filed as a description on Form 8-K filed March 16, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTN BUZZTIME, INC.

By:	/s/ KENDRA BERGER
Kendra Berger Chief Financial Officer (As Principal Financial and Accounting Officer)

Dated: March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY A. BATEMAN Terry A. Bateman	Chief Executive Officer and Director	March 24, 2009

/s/ JEFF BERG Jeff Berg	Director and Chairman of the Board	March 24, 2009

/s/ JOSEPH FARRICIELLI Joseph Farricielli	Director	March 24, 2009

/s/ KENNETH KEYMER Kenneth Keymer	Director	March 24, 2009

/s/ MARY BETH LEWIS Mary Beth Lewis	Director	March 24, 2009

NTN BUZZTIME, INC. AND SUBSIDIARIES
(Formerly NTN Communications, Inc. and Subsidiaries)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NTN Buzztime, Inc.

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. Our audit also included the financial statement schedule for each of the years ended December 31, 2008 and 2007, listed in the Index at Item 15.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, California
March 24, 2009

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007
(In thousands, except share data)

ASSETS	2008	2007
Current Assets:
Cash and cash equivalents	$3,362	$10,273
Restricted cash	-	55
Accounts receivable, net of allowances of $298 and $396, respectively	636	1,354
Investment available-for-sale (Note 6)	58	264
Prepaid expenses and other current assets	611	745
Assets held for sale (Note 20)	-	212
Total current assets	4,667	12,903
Broadcast equipment and fixed assets, net	3,428	4,101
Software development costs, net of accumulated amortization of $1,002 and $1,071, respectively	860	895
Deferred costs	1,383	1,204
Goodwill	1,032	1,285
Intangible assets, net (Note 5)	185	318
Other assets	107	154
Total assets	$11,662	$20,860
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$219	$831
Accrued expenses	1,169	901
Sales tax payable	958	982
Accrued salaries	383	357
Accrued vacation	381	447
Income taxes payable	18	36
Obligations under capital leases—current portion (Note 14)	8	7
Deferred revenue	657	972
Liabilities of discontinued operations (Note 20)	-	672
Total current liabilities	3,793	5,205
Obligations under capital leases, excluding current portion	32	-
Deferred revenue, excluding current portion	91	87
Total liabilities	3,916	5,292
Commitments and contingencies (Notes 14, 15 and 16)

Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 55,727,000 and 55,640,000 shares issued and outstanding at December 31, 2008 an 2007, respectively	277	277
Treasury stock, at cost, 503,000 and 454,000 shares at December 31, 2008 and 2007, respectively	(456)	(444)
Additional paid-in capital	113,267	112,942
Accumulated deficit	(105,351)	(98,870)
Accumulated other comprehensive income (Note 19)	8	1,662
Total shareholders’ equity	7,746	15,568
Total liabilities and shareholders’ equity	$11,662	$20,860

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2008 and 2007
(In thousands, except per share amounts)

	2008	2007
Revenues	$27,496	$30,542

Operating expenses:
Direct operating costs of services (includes depreciation of $2,569 and $3,366, respectively)	7,756	9,017
Impairment of intangible asset (Note 5)	—	968
Selling, general and administrative	25,314	23,872
Depreciation and amortization (excluding depreciation and amortization included in direct operation costs)	532	566
Restructuring costs (Note 21)	—	478
Total operating expenses	33,602	34,901
Operating loss	(6,106)	(4,359)

Other income (expense):
Interest income	138	347
Interest expense	(5)	(30)
Other income, net	73	83
Total other income	206	400
Loss from continuing operations before income taxes	(5,900)	(3,959)

Provision for income taxes (Note 13)	(234)	(332)
Loss from continuing operations	(6,134)	(4,291)
Loss from discontinued operations, net of tax (including gain on sale of NTN Wireless of $396 in 2007—Note 20)	(332)	(735)
Net loss	$(6,466)	$(5,026)

Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.11)	$(0.08)
Loss from discontinued operations	(0.01)	(0.01)
Net loss	$(0.12)	$(0.09)
Weighted average shares outstanding—basic and diluted	55,189	55,154

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the years ended December 31, 2008 and 2007
(In thousands)

	2008	2007
Net loss	$(6,466)	$(5,026)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (Note 19)	(1,448)	1,534
Unrealized holding loss in investment available-for-sale	(206)	(73)
Other comprehensive (loss) income	(1,654)	1,461
Comprehensive loss	$(8,120)	$(3,565)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2008 and 2007
(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2006	161	$1	54,633	$272	$111,617	$—	$(93,561)	$201	$18,530
Issuance of stock for exercise of warrants and options	—	—	991	5	646	—	—	—	651
Issuance of stock in lieu of dividends	—	—	16	—	13	—	(13)	—	—
Adjustment to revalue common stock paid in lieu of dividends (see Note 12)	—	—	—	—	270	—	(270)	—	—
Deferred stock units granted to employees	—	—	—	—	15	—	—	—	15
Purchase of treasury stock	—	—	—	—	—	(444)	—	—	(444)
Repurchase of option awards	—	—	—	—	(27)	—	—	—	(27)
Settlement of options	—	—	—	—	(54)	—	—	—	(54)
Non-cash stock based compensation	—	—	—	—	462	—	—	—	462
Accumulated other comprehensive income	—	—	—	—	—	—	—	1,461	1,461
Net loss	—	—	—	—	—	—	(5,026)	—	(5,026)
Balances at December 31, 2007	161	$1	55,640	$277	$112,942	$(444)	$(98,870)	$1,662	$15,568
Issuance of deferred stock units	—	—	17	—	(2)	—	—	—	(2)
Issuance of stock in lieu of dividends	—	—	70	—	15	—	(15)	—	—
Purchase of treasury stock	—	—	—	—	—	(12)	—	—	(12)
Non-cash stock based compensation	—	—	—	—	312	—	—	—	312
Accumulated other comprehensive income (Note 19)	—	—	—	—	—	—	—	(1,654)	(1,654)
Net loss	—	—	—	—	—	—	(6,466)	—	(6,466)
Balances at December 31, 2008	161	$1	55,727	$277	$113,267	$(456)	$(105,351)	$8	$7,746

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007
(In thousands)

	2008	2007
Cash flows (used in) provided by operating activities:
Net loss	$(6,466)	$(5,026)
Loss from discontinued operations, net of tax	(332)	(735)
Loss from continuing operations	$(6,134)	$(4,291)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,101	3,932
Provision for doubtful accounts	557	356
Stock-based compensation	312	439
Impairment of intangible asset	—	968
Loss (gain) from disposition of equipment and capitalized software	618	(269)
Changes in assets and liabilities:
Accounts receivable	142	199
Prepaid expenses and other assets	129	337
Accounts payable and accrued expenses	(367)	(624)
Income taxes payable	(19)	(42)
Deferred costs	(199)	883
Deferred revenue	(296)	(1,054)
Net cash (used in) provided by continuing operations	(2,156)	834
Discontinued operations	(807)	(1,616)
Net cash used in operating activities	(2,963)	(782)
Cash flows (used in) provided by investing activities:
Capital expenditures	(2,160)	(592)
Software development expenditures	(835)	(588)
Deposits on broadcast equipment	—	(161)
Proceeds from sale of equipment and other assets	12	478
Restricted cash	51	13
Net cash used in investing activities by continuing operations	(2,932)	(850)
Discontinued operations	7	2,613
Net cash (used in) provided by investing activities	(2,925)	1,763
Cash flows (used in) provided by financing activities:
Principal payments on capital leases	(12)	(363)
Settlement of stock options	—	(94)
Purchase of treasury stock	(12)	(444)
Proceeds from exercise of warrants and options	—	694
Net cash used in financing activities by continuing operations	(24)	(207)
Net (decrease) increase in cash and cash equivalents	(5,912)	774
Effect of exchange rate on cash	(999)	725
Cash and cash equivalents at beginning of year	10,273	8,774
Cash and cash equivalents at end of year	$3,362	$10,273

See accompanying notes to consolidated financial statements

 NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

For the years ended December 31, 2008 and 2007
(In thousands, except share data)

	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5	$27
Income taxes	$234	$358
Supplemental disclosure of non-cash investing and financing activities:
Reclass of investment to accounts receivable	$—	$69
Reclass of royalty receivable to prepaid maintenance contracts	$—	$73
Reclass of deposits for equipment placed in service	$—	$524
Unrealized holding loss on investments available for sale	$(206)	$(73)
Issuance of common stock in payment of dividends	$15	$13
Equipment acquired under capital lease	$43	$—

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

1. Organization of Company

Description of Business

The Company historically has operated principally through two operating divisions: Entertainment and Hospitality. The Entertainment division generates revenue primarily from the Buzztime iTV Network which distributes an interactive television promotional game network to restaurants, sports bars, taverns and pubs in North America. Additionally, the Company generates royalty revenue by distributing its game content and technology to other third-party consumer platforms, including cable television, satellite television, online, retail games and toys, airlines and books. Additionally, revenue is generated through the sale of advertising for distribution via the Buzztime iTV Network.

The Hospitality division is comprised of NTN Wireless Communications, Inc. (“NTN Wireless”) and NTN Software Solutions, Inc. (“Software Solutions”). In 2006, the Company determined that the operation of the Hospitality division was not a strategic fit with its core business and committed to a divestiture plan. These operations have been reclassified as discontinued operations for all periods presented. NTN Wireless generated revenues from producing and distributing guest and server paging systems to restaurants and other markets. Software Solutions developed and distributed customer management software to manage reservations and table service in restaurants. Software Solutions also provided professional help desk services and outsourced software development and support and maintenance services.

On March 30, 2007, the Company completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development. Additionally, the Company completed the wind down of its professional help desk and support and maintenance services during the third quarter of 2008 (see Note 20).

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

IWN, Inc. and IWN, L.P. are dormant subsidiaries. As of December 31, 2006, the Company’s Hospitality division was classified as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (see Note 20). The operating results for these businesses have been separately classified and reported as discontinued operations in the consolidated financial statements. Corporate expenses previously allocated to these divisions have been reclassified to Buzztime iTV in accordance with SFAS No. 144.

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet, statement of operations and statement of cash flows for the year ended December 31, 2007 to conform to the 2008 presentation.

2. Summary of Significant Accounting Policies and Estimates

Consolidation—The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, allowance for doubtful accounts, investments, intangible assets, goodwill and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about significant carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Capital Resources —The Company is dependent upon cash on hand and cash flow from operations to meet its liquidity needs.  The Company believes existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet its operating cash requirements for at least the next 12 months. The Company currently has no debt obligations other than capital leases and does not expect to incur debt in 2009.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions the company may undertake to reduce planned capital purchases, further reduce expenses or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If the Company requires additional capital, it may be unable to secure additional financing on terms that are acceptable to the Company, or not at all.

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from nonpayment by its customers. The Company reserves for all accounts that have been suspended or terminated from its Buzztime iTV Network services and auto debit customers with balances that are greater than 60 days past due. The Company analyzes historical collection trends, customer concentrations and creditworthiness, economic trends and anticipated changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts for specific and general risks. Additional reserves may also be established if specific customers’ balances are identified as potentially uncollectible. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Broadcast Equipment and Fixed Assets—Broadcast equipment and fixed assets are recorded at cost. Equipment under capital leases is recorded at the present value of future minimum lease payments. Depreciation of broadcast equipment and fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

The Company incurs a relatively significant level of depreciation expense in relationship to its operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices and associated electronics and the computers located at its customer’s sites. The Playmakers are depreciated over a four-year life and associated electronics and the computers are depreciated over three or four years.  The depreciable life of these assets was determined based on their estimated useful life, which considers anticipated technology changes. If its Playmakers, and associated electronics and the computers turn out to have longer lives, on average, than estimated, the Company’s depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers, and associated electronics and the computers turn out to have shorter lives, on average, than estimated, the Company’s depreciation expense would be significantly increased in those future periods.

Investments—SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, and Emerging Issues Task Force (EITF) issue No. 03-01, Other Than Temporary Impairments, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, the Company employs a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and its intent and ability to hold the investment. The Company also considers specific adverse conditions related to the financial health, and business outlook of the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investor conditions deteriorate, the Company may incur future impairments.

In November 2005, the FASB issued Staff Position (“FSP”) No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP No. 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP No. 115-1 is effective for reporting periods beginning after December 15, 2005. During the second quarter of 2006, the Company recognized an impairment loss of $652,000 relating to its investment in common stock of an Australian company to reflect such investment available-for-sale at its fair value. The value of the investment decreased $206,000 for the year ended December 31, 2008 and decreased $73,000 for the year ended December 31, 2007.  These declines are recorded as other comprehensive loss on the Company’s consolidated balance sheet (See Note 19).  The Company will continue to monitor this investment for any indication that the additional decline in value is other-than-temporary ultimately resulting in additional impairments.  The Company has reviewed the eBet investment in accordance with SFAS No. 115 to determine if the loss is more than temporary in nature.   Management has determined that the loss is temporary based on the fact that the investment appreciated in value in one of the quarter of the year ended December 31, 2008 combined with the belief that the decline in value is also caused by the current global economic downturn which also is expected to be temporary in nature.

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

The Company has performed its annual test for goodwill impairment by calculating the fair values for NTN Canada, Inc., as of September 30, 2008. The valuation methods employed to determine the fair value for NTN Canada, Inc. at September 30, 2008 were (1) the market approach—guideline company method (2) the market approach—guideline transaction method and (3) the income approach—discounted cash flow method.

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

The Company considered the need to perform an additional test of Canadian goodwill as of December 31, 2008 due to the weakened global economy in the last three months of 2008, but deemed the overall health of the underlying Canadian business has remained stable since the September 30, 2008 valuation.

Assessments of Functional Currencies—The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar.  In 2008, the Company ceased its operations in the United Kingdom.  Prior to that, the British pound was the functional currency for operations in that entity.  The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with SFAS No. 52, Foreign Currency Translation, revenues and expenses of its subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Revenue Recognition—The Company’s Entertainment Division recognizes revenue from recurring service fees earned from its Network subscribers, advertising revenues, distribution and licensing fees from its Buzztime-branded content and related technology to interactive consumer platforms. To the extent its arrangements contain multiple deliverables the Company evaluates the criteria in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. The Company’s arrangements for the transmission of the Buzztime iTV Network contain two deliverables: the installation of its equipment and the transmission of its network content for which the Company receives monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis over 36 months, the estimated life of the customer relationship in accordance with SAB No. 104, Revenue Recognition. As a result, installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

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

Revenues recognized from the Company’s Hospitality Division include revenues from NTN Wireless consisting primarily of sales for wireless paging equipment to restaurants and other hospitality locations and revenues earned from Software Solutions from licensing of seating management and reservation systems software, help desk services, outsourced software development and support and maintenance services. The operations of the Hospitality division were substantially discontinued as of December 31, 2007 and the Company completed this discontinuation of operations during the second quarter of 2008.

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

Software Development Costs—The Company capitalizes costs related to the development of certain software products for the Entertainment Division in accordance with SOP No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Amortization expense relating to capitalized software development costs totaled $366,000 and $357,000 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, approximately $404,000 and $388,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the year ended December 31, 2008, and determined to abandon various software development projects that it determined were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment loss of $503,000 was recognized which is included in selling, general and administrative expenses.  An impairment of $143,000 was recognized for the year ended December 31, 2007.

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

Advertising Costs—Marketing-related advertising costs are expensed as incurred, and amounted to $172,000 and $575,000 in 2008 and 2007, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Costs—Shipping and handling costs are included in direct operating costs in the accompanying consolidated statements of operations and are expensed as incurred.

Stock-Based Compensation—Beginning January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”).  The Company recognizes the estimated fair value of these compensation costs, net of an estimated forfeiture rate, over the requisite service period of the award, which is generally the option vesting term.  The Company estimates forfeiture rates based on historical experience.

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

In June 2006, FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under SFAS No. 109, Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006. We have reviewed our tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for the income taxes required.

Earnings Per Share—Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The Company’s basic and fully diluted EPS calculation are the same since the increased number of shares that would be included in the diluted calculation from assumed exercise of common stock equivalents would be anti-dilutive to the net loss in each of the years shown in the consolidated financial statements.

Recent Accounting Pronouncements— SFAS No. 157—Fair Value Measurements — In September 2006, the FASB issued SFAS No. 157, which establishes, among other things, a framework for measuring fair value and expands disclosure requirements as they relate to fair value measurements. The Company adopted this Statement on January 1, 2008, the effect of which was not material to the financial position, results of operations or cash flows.  In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3,  Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active  (“FSP No. FAS 157-3”), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of FSP No. FAS 157-3, which was effective upon issuance for prior periods for which the financial statements had not been issued, did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 159—The Fair Value Option for Financial Assets and Financial Liabilities — In February 2007, the FASB issued SFAS No. 159, which provides an option under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities. This fair value option is available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The Company adopted this statement on January 1, 2008 which did not have a material impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 141R—Business Combinations — In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This Statement applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals,” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement will be applied prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008, or January 1, 2009 for the Company.

FSP No. FAS 142-3—Determination of the Useful Life of Intangible Assets — In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP No. FAS 142-3 applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The guidance for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the adoption of this FSP to have a material impact on its financial position, results of operations or cash flows in future periods.

3. Cash and Cash Equivalents

As of December 31, 2008 and 2007, the Company has approximately $2,600,000 and $4,500,000, respectively, in a Canadian Variable Rate Guaranteed Investment Contract. The contract as of December 31, 2007 had an original one year maturity date of July 31, 2008. However, the security can be redeemed at any time without penalty or loss of interest; therefore, management has classified this security as a cash equivalent as the security is highly liquid. The remaining cash equivalents are deposited in an overnight interest-bearing sweep depository account. The restricted cash balance at December 31, 2007 represents cash invested in an interest-bearing restricted account at a Canadian bank that collateralized a letter of credit issued by that bank in favor of the landlord of the Company’s Canadian office.  The Company fulfilled its obligation regarding the restricted cash during 2008 and does not have any restricted cash as of December 31, 2008.

4. Broadcast Equipment and Fixed Assets

Broadcast equipment and fixed assets are recorded at cost and consist of the following:

	For the year ended December 31,
	2008	2007
Broadcast equipment	$17,208,000	$19,550,000
Furniture and fixtures	733,000	733,000
Machinery and equipment	4,768,000	11,908,000
Leasehold improvements	615,000	1,281,000
Other equipment	24,000	24,000
	23,348,000	33,496,000
Accumulated depreciation and amortization	(19,920,000)	(29,395,000)
	$3,428,000	$4,101,000

5. Goodwill and Other Intangible Assets

The Company’s goodwill balance relates to the purchase of NTN Canada.  The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2008 and it was determined that there were no indications of impairment.  The Company considered the need to perform an additional test of Canadian goodwill as of December 31, 2008 due to the weakened global economy in the last three months of 2008, but deemed the overall health of the underlying Canadian business has remained stable since the September 30, 2008 valuation.

As of December 31, 2008 and 2007, the Company’s intangible assets were comprised predominantly of developed technology, trivia databases and trademarks.  The weighted average useful life for the Company’s intangibles is 7.0 years as of December 31, 2008. Amortization expense relating to intangible assets totaled $85,000 and $426,000 for the years ended December 31, 2008 and 2007, respectively.

As of December 31, 2008, intangible assets with estimable lives were comprised of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Developed technology	$206,000	$(206,000)	$—
Trivia database	365,000	(184,000)	181,000
Trademarks	67,000	(63,000)	4,000
Total	$638,000	$(453,000)	$185,000

As of December 31, 2007, intangible assets with estimable lives were comprised of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Developed technology	$206,000	$(167,000)	$39,000
Trivia database	455,000	(184,000)	271,000
Trademarks	149,000	(141,000)	8,000
Total	$810,000	$(492,000)	$318,000

The estimated aggregate amortization expense relating to the Company’s intangible assets for each of the five succeeding years is as follows:

Year Ending	Estimated Aggregate Amortization Expense
2009	$39,000
2010	37,000
2011	37,000
2012	37,000
2013	35,000
Total	$185,000

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

6. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments.

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

The one investment available-for-sale that the Company holds is 2,518,260 shares in its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s original cost basis in the eBet shares is AUD$0.50 per share. The Company’s initial investment in 1999 was for 4,000,000 shares and at various points in 2000, the Company sold 1,481,740 eBet shares, leaving its existing holding of 2,518,260 shares, which represents less than 1.2% of eBet’s current shares outstanding.

The Company performed an evaluation in the second quarter of 2006 and concluded that the decline in value of its investment in eBet was other-than-temporary and incurred an impairment loss of $652,000 to reflect the investment at its fair value which, was trading at AUD$0.09.  The value of the investment decreased $206,000 for the year ended December 31, 2008 and decreased $73,000 for the year ended December 31, 2007.  These declines are recorded as other comprehensive (loss) income on the Company’s consolidated balance sheet (See Note 19).  The Company has reviewed the eBet investment in accordance with SFAS No. 115 to determine if the loss is more than temporary in nature.  Management has determined that the loss is temporary based on the fact that the investment appreciated in value in one of the quarter of the year ended December 31, 2008 combined with the belief that the decline in value is also caused by the current global economic downturn which also is expected to be temporary in nature.

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

7. Concentrations of Credit Risk

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

8. Significant Customer

For the years ended December 31, 2008 and 2007, the Company generated approximately 12% and 11%, respectively, of revenue total from a national chain, Buffalo Wild Wings together with its franchisees. As of December 31, 2008 and 2007, approximately $47,000 and $193,000, respectively, was included in accounts receivable from this customer.

9. Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the Company’s earnings. Options, warrants, convertible preferred stock, and deferred stock units representing approximately 5,954,000 and 8,917,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2008 and 2007, respectively, as their effect is anti-dilutive.

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

Available for Distribution
December 31, 2006	1,594,000
Granted	(1,224,000)
Canceled	1,290,000
December 31, 2007	1,660,000
Granted	(942,000)
Canceled	3,382,000
December 31, 2008	4,100,000

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

The following weighted-average assumptions were used for grants issued during 2008 and 2007 under the SFAS No. 123R requirements:

	2008	2007
Weighted-average risk-free rate	2.97%	4.57%
Weighted-average volatility	63.57%	56.28%
Dividend yield	0.0%	0.0%
Expected life	4.38 years	5.0 years

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. For the years ended December 31, 2008 and 2007, the Company estimated a 17.63% and 4.58% annual forfeiture rate, respectively. Stock-based compensation expense for employees in 2008 and 2007 was $312,000 and $462,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activity for 2008 and 2007:

	Special Plan		Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding December 31, 2006	400,000	$2.81	8,918,000	$1.37
Granted	—	—	1,209,000	1.04
Exercised	—	—	(929,000)	0.82
Forfeited	—	—	(222,000)	1.62
Expired	(400,000)	—	(1,195,000)	2.16
Outstanding December 31, 2007	—	$—	7,781,000	$1.30
Granted	—	—	784,000	0.34
Exercised	—	—	—	—
Forfeited	—	—	(1,378,000)	1.13
Expired	—	—	(1,938,000)	1.25
Outstanding December 31, 2008	—	$—	5,249,000	$1.22
Vested December 31, 2008	—	—	4,517,000	1.31

The following table summarizes options outstanding and exercisable by exercise price range as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Option Plan:
$0.11-$0.98	2,007,000	3.12	$0.70	1,485,000		$0.82
$1.00-$1.49	2,016,000	2.62	1.23	1,807,000		1.23
$1.50-$4.50	1,226,000	1.65	2.04	1,225,000		2.03
	5,249,000	2.58	$1.22	4,517,000	1.64	$1.31

The aggregate intrinsic value based on a per share price of $0.14, the closing price of the Company’s common stock on December 31, 2008 as reported by the NYSE Amex, which would have been received by the option holders had all option holders exercised their options is $1,000 and $2,000 for the periods ended December 31, 2008 and 2007, respectively. The aggregate intrinsic value for options outstanding for the period ended December 31, 2008 and 2007was $2,000 and $2,000, respectively. The total intrinsic value of options exercised during 2007 was $496,000 and no options were exercised during 2008. The total cash received as a result of stock option exercises during 2007 was approximately $651,000 and no cash was received as a result of stock option exercises during 2008.

The per share weighted-average grant-date fair value of stock options granted during 2008 and 2007 was $0.18 and $0.55, respectively.

As of December 31, 2008, the unamortized compensation expense related to outstanding unvested options was approximately $599,000 with a weighted average remaining requisite service period of 2.82 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses, a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

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

The following table summarizes deferred stock unit activity during 2008 and 2007.

Outstanding Deferred Stock
December 31, 2006	110,000
Granted	15,000
Released	(61,500)
Canceled	(8,500)
December 31, 2007	55,000
Granted	158,000
Released	(20,000)
Canceled	(52,000)
December 31, 2008	141,000
Balance exercisable at December 31, 2008	20,000

The Company granted 158,000 deferred stock units with performance based accelerated vesting provisions during the year ended December 31, 2008.  Those provisions are based on certain revenue targets for the Company which could result in accelerated vesting of up to 50% of the total award.  The Company has evaluated the likelihood of attaining the performance based targets and they are not considered probable, therefore, accelerated expense was not recorded.  The Company will continue to monitor its revenue results and should any estimates made regarding the satisfaction of those performances based conditions change at any time during the estimated requisite period, an adjustment will be calculated and recorded in accordance with SFAS No. 123R.

Warrant Activity

The following summarizes warrant activity during 2008 and 2007:

	Outstanding Warrants	Weighted Average Exercise Prices
December 31, 2006	1,344,000	$2.16
Granted	—	—
Exercised	—	—
Canceled	(441,000)	—
December 31, 2007	903,000	$1.85
Granted	—	—
Exercised	—	—
Canceled	(500,000)	1.15
December 31, 2008	403,000	$2.71
Balance exercisable at December 31, 2008	403,000	$2.71

A summary of warrants outstanding and exercisable by exercise price range as of December 31, 2008 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.77-$1.15	166,000	0.73	$1.00	166,000	$1.00
$1.31-$3.91	237,000	0.08	$3.91	237,000	$3.91
	403,000	0.35	$2.71	403,000	$2.71

11. Common Stock

On April 5, 2007, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby management was authorized to repurchase up to a maximum of $3,500,000 of NTN Common Stock from time to time in the open market at prevailing market prices, or in privately negotiated transactions over an eighteen month period which expired on October 4, 2008. During 2008, the Company purchased approximately 49,000 shares for a total of $12,000.  In addition, the Company purchased approximately 454,000 shares for a total $444,000 during 2007.  In total, the Company has purchased approximately 503,000 shares for a total of $456,000.

12. Cumulative Convertible Preferred Stock

The Company authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated is a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock).

As of December 31, 2008 and 2007, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2008 and 2007, the Company issued approximately 70,000 and 16,000 common shares, respectively, for payment of dividends.

During the fourth quarter of 2007, the Company discovered an error in recording the issuance of common stock in lieu of dividends and revised its policy to be in accordance with ARB No. 43, Restatement and Revision of Accounting Research Bulletins, which requires the Company to value the distribution of common stock in lieu of dividends to preferred stock shareholders at the fair market value and to charge retained earnings an amount equal to the fair value of common shares issued. Previously, the Company recorded the issuance of common stock in lieu of dividends at par value and charged the additional paid in capital account. The cumulative effect of recording this amount as of December 31, 2007 is approximately $270,000. The adjustment had no effect on reported equity, net loss, net loss per share or cash flows for all periods presented.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion, such that the number of shares the preferred stock is convertible into is lower than the original conversion rate. During 2008 and 2007, there were no conversions. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

13. Income Taxes

For each of the years 2008 and 2007, current tax provisions and current deferred provisions were recorded as follows:

	2008	2007
Current Tax Provision:
Federal	$50,000	$1,000
State	15,000	22,000
Foreign	139,000	359,000
Deferred Provision	204,000	382,000
Federal	—	—
State	—	—
Foreign	30,000	(21,000)
Total Tax Provision	30,000	(21,000)
Federal	50,000	1,000
State	15,000	22,000
Foreign	169,000	338,000
Total	$234,000	$361,000

The net deferred tax assets and liabilities have been reported in the consolidated balance sheets at December 31, 2008 and 2007 as follows:

	2008		2007
	Current	Non Current	Current	Non Current
Deferred tax assets:
NOL carryforwards	$—	$21,297,000	$—	$22,306,000
UK NOL carryforwards	—	904,000	—	708,000
Legal and litigation accruals	41,000	—	15,000	—
Allowance for doubtful accounts	126,000	—	126,000	—
Compensation and vacation accrual	116,000	—	199,000	—
Operating accruals	356,000	—	394,000	—
Deferred revenue	78,000	—	189,000	—
Research and experimentation credit	—	9,000	—	186,000
AMT credit	—	21,000	—	21,000
Foreign tax credit	—	50,000	—	—
Amortization	—	524,000	—	514,000
Depreciation	—	983,000	—	804,000
Foreign	—	118,900	—	149,000
Charitable contributions	—	—	—	—
Other	—	306,000	—	270,000
Total gross deferred tax assets	$717,000	$24,212,900	$923,000	$24,958,000
Valuation allowance	(717,000)	(23,338,000)	(923,000)	(24,269,000)
Net deferred tax assets	$—	$874,900	$—	$689,000

Deferred tax liabilities:
Capitalized software	—	661,000	—	356,000
Deferred revenue	—	95,000	—	184,000
Total gross deferred liabilities	$—	$756,000	$—	$540,000
Net deferred tax assets	$—	$118,900	$—	$149,000

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

	For the year ended December 31,
	2008	2007
Tax at federal income tax rate	$(2,120,000)	$(1,578,000)
State tax	(177,000)	22,000
Foreign tax differential	(32,000)	6,000
Foreign losses (income) with no federal benefit	155,000	77,000
Change in valuation allowance	(1,137,000)	939,000
Change in depreciable basis of fixed assets	—	—
Intangibles	—	(127,000)
Rate adjustment	—	23,000
Expiration of net operating loss carryforwards	2,840,000	776,000
Permanent items	165,000	163,000
Expiration of research credit	177,000	—
Other	363,000	60,000
Total tax provision	$234,000	$361,000

The net change in the total valuation allowance for the year ended December 31, 2008 was a decrease of $1,137,000.  The net change in the total valuation allowance for the year ended December 31, 2007 was an increase of $939,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2008, the Company has available net operating loss carryforwards of approximately $60.0 million for federal income tax purposes, which began expiring in 2008.  The net operating loss carryforwards for state purposes, which began expiring in 2008, are approximately $15.0 million.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses.  Further, the Company has not quantified the potential impact that Section 382 of the Internal Revenue Code may have on the ability for us to utilize our net operating loss carryforwards.  Under this code section, the use of some or all of those net operating losses may be limited if certain changes in ownership are deemed to have occurred.

Under Internal Revenue Code (IRC) Sections 382 and similar state provisions, ownership changes will limit the annual utilization of net operating loss carryforwards existing prior to a change in control that are available to offset future taxable income. Based upon the equity transactions that have occurred during the Section 382 statutory "look-back" period, some or all of the Company's existing net operating loss carryforwards may be subject to annual limitations. The Company has not performed an analysis to determine whether an ownership change or multiple ownership changes have occurred for tax reporting purposes due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the net operating loss carryforwards.   The Company continues to disclose the net operating loss carryforwards at their original amount in the table above as no potential limitation has been quantified.   The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fully reserved, future changes in tax benefits will not impact the effective tax rate.

The deferred tax assets as of December 31, 2008 include a deferred tax asset of $1,180,000 representing net operating losses arising from the exercise of stock options by Company employees.  To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to stockholders' equity.

14. Commitments

Operating Leases

The Company leases office and production facilities and equipment under agreements which expire at various dates through 2014. Certain leases contain renewal provisions and escalating rental clauses and generally require us to pay utilities, insurance, taxes and other operating expenses. Additionally, the Company has entered into lease agreements for certain equipment used in broadcast operations and the corporate computer network. Lease expense under operating leases totaled $1,030,000 and $766,000 in 2008 and 2007, respectively.

As of December 31, 2008, future minimum lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,	Lease Payment
2009	$994,000
2010	866,000
2011	404,000
2012	65,000
2013	65,000
Thereafter	65,000
Total	$2,459,000

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

Year Ending December 31,	Lease Payment
2009	$57,000
2010	57,000
2011	61,000
2012	62,000
2013	62,000
Thereafter	62,000
Total	$361,000

Capital Leases

The Company leases certain equipment under capital leases.  Property held under capital leases is as follows:

	As of December 31,
	2008	2007
Broadcast equipment	$806,000	$828,000
Machinery and equipment	1,509,000	1,705,000
Other equipment	21,000	24,000
Total property under capital leases	2,336,000	2,557,000
Accumulated depreciation	(2,296,000)	(2,459,000)
	$40,000	$98,000

Purchase Commitments

The Company has a commitment under a long-term agreement to purchase equipment after the Company’s acceptance of certain milestones which occurred in or around March 2007. Issues have arisen under the terms of the agreement, which still remain unresolved as of December 31, 2008.   Under the original terms of the agreement, the Company would be obligated to purchase $835,000 (of which none was purchased in 2008) and $76,000 of equipment in 2008 and 2009, respectively. However, the Company anticipates reducing or eliminating the number of deliverables which would reduce this amount proportionately.  The Company anticipates using the equipment purchased within the normal course of operations without incurring any impairment losses.

15. Satellite Agreements

On January 20, 2005, but effective as of December 31, 2004, we amended our agreements with our satellite services provider to extend the expiration date on the FM2 satellite platform to February 2007 and to modify our VSAT equipment purchase and satellite service agreements. In October 2006, we amended our agreement with FM2 to extend the expiration date to December 2008, which went month to month and was ultimately terminated on February 28, 2009. The modification to the equipment purchase agreement eliminates the requirement to purchase and install a specific amount of VSAT equipment.

The termination of the FM2 data transmission agreement and the revisions to the VSAT equipment purchase and satellite service agreements allows us to implement our business strategy to convert all customers to broadband delivery.  We expect VSAT satellite services to terminate by the end of 2009, at which point all customers are expected to be converted to broadband delivery.

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

Recent Legal Action

On October 17, 2008, Trinad Capital Master Fund, Ltd. filed a “books and records” proceeding in the Delaware Chancery Court under Section 220 of the Delaware Corporation Law asking the Court to require us to produce certain documents and records for inspection.  Demands for information under that law must, among other things, be made with appropriate specificity and must be for proper purpose.  The Company has moved to dismiss the complaint.  The Company intends to vigorously defend this claim with respect to information it believes has not been requested with appropriate specificity or for a proper purpose as required by the law.   Although the current litigation does not seek monetary damages and we do not expect that any potential charges related to this proceeding would ever have a material impact to the financial statements, any expanded or further litigation might seek damages and, if we and/or any officers or directors named as defendants were to lose, we might have to pay damages or indemnify such officers or directors.   As of December 31, 2008, Trinad Capital Master Fund, Ltd. owned 13.8% of our common stock.

Sales and Use Tax

From time to time, state tax agencies will make inquiries as to tax applicability of the Company’s service offerings.  Many states have expanded their interpretation of their sales and use tax statues to derive additional revenue.  While in the past sales and use tax assessments have not been significant to operations, it is likely that such expenses will increase in the future.

The Company evaluates such inquiries on a case-by-case basis and has favorably resolved these tax issues in the past without any material adverse consequences.  Currently, the Company is in active settlement discussions with the state of Texas in relation to sales tax collection and remittance.  The discussions are the result of a long on-going evaluation that began in 2004 when the state concluded that the Company’s services were subject to sales tax on an amusement services basis and assessed the Company $1.1 million for the five year audit period ending December 31, 2002.  The Company objected to that conclusion based on the facts of the business and in August 2006, the Texas State Attorney indicated that the State agreed that the Company’s services did not constitute taxable amusement services.  However, the State adopted a new position whereby it concluded that the Company provides taxable cable television services.  The Company believes that it provides interactive game services for the purpose of providing a vehicle for customers to promote their business.  However, based on the nebulous definition of cable broadcast services as defined by the Texas Tax Code, the Company believes that, if it pursued this defense all the way to a formal court procedure, the risk that it could lose the case was great enough to enter into settlement discussions with the state.  As a result of those discussions, the Company has recorded a liability of $515,000, which is based on the latest settlement offer extended by the state that the Company is willing to accept.  The Company expects the formal settlement offer to be signed in the first quarter of 2009.  Further, in February 2009, the Company began collecting and remitting sales tax in the state of Texas in accordance with the state tax statutes.

The Company is involved in ongoing sales tax inquiries, including certain formal assessments of $601,000, with a few other states.  As a result of those inquiries and the Texas liability discussed above, the Company recorded a total liability of $867,000 and $833,000 as of December 31, 2008 and 2007.  Based on the guidance set forth by SFAS No. 5, Accounting for Contingencies, management has deemed the likelihood that it will be forced to pay an assessment as reasonably possible.

17. Retirement Savings Plan

In 1994 the Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allowed employees who have completed at least one month of service and have reached age 18 to defer up to 50% of their pay on a pre-tax basis. Effective April 1, 2007, the Company began to match 50% of the first 6% of employee contributions up to a maximum of $2,000 per employee. For the year ended December 31, 2008 and 2007, the Company contributed $158,000 and $145,000, respectively.

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

On November 18, 2008, the Company entered into executive advisory agreement with Terry Bateman, a member of its Board of Directors.  Under the terms of this agreement, the Company engaged Mr. Bateman to serve as a consultant and to assist it with a strategic analysis of our operations and to advise and assist the Company’s management team as we seek to identify and employ a permanent chief executive officer.  The initial term of the agreement was 90 days and the Company agreed to pay Mr. Bateman $20,000 per month.  The agreement terminated on February 2, 2009 when Mr. Bateman was appointed as the Company’s Chief Executive Officer.

The Company entered into a three month consulting engagement with Kenneth Keymer, a member of the Company’s Board of Directors, in the first quarter of 2009.  Mr. Keymer will be compensated $20,000 a month for his services.  The Company will be utilizing Mr. Keymer’s business experience to analyze and improve certain business processes.

19. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is the combination of accumulated net unrealized gains or losses on investments available-for-sale and the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian and United Kingdom statements of financial position into U.S. dollars using the period end exchange rates. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period.

During the third quarter of 2007, the Company recorded the cumulative effect of a foreign currency translation error, in the amount of $614,000. The error, of which $385,000 related to periods prior to December 31, 2006, has been reflected in comprehensive loss for the year ended December 31, 2007. The Company has determined that the cumulative adjustment is immaterial to all periods effected and does not have any effect on net loss, retained earnings nor loss per share. As a result, the Company concluded that it is not necessary to amend prior filings; however, the Company has adjusted comprehensive loss for the year ended December 31, 2007 to recognize the cumulative effect.

The carrying value of the Company’s Australian investment, eBet, has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive loss. For the years ended December 31, 2008 and 2007, the components of accumulated other comprehensive loss are as follows:

	2008	2007
Beginning balance	$1,662,000	$201,000
Unrealized loss on investment available-for-sale	(206,000)	(73,000)
Foreign currency translation adjustments	(1,448,000)	1,534,000
Ending balance	$8,000	$1,662,000

For the years ended December 31, 2008 and 2007, the comprehensive losses were as follows:

	2008	2007
Net loss	$(6,466,000)	$(5,026,000)
Comprehensive (loss) income	(1,654,000)	1,461,000
Comprehensive net loss	$(8,120,000)	$(3,565,000)

20. Discontinued Operations and Assets Held for Sale

In November 2006 the Company began to actively pursue the sale of its Hospitality division comprised of NTN Wireless and Software Solutions. In the fourth quarter of 2006, the Company applied the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to certain of its assets which were held for sale. SFAS No. 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and that the Company ceases depreciation, depletion and amortization. As of December 31, 2006, the Hospitality division’s assets were classified as held for sale and the respective assets were revalued as of December 31, 2006 (see Note 5). Depreciation on these assets ceased effective December 31, 2006. Additionally, corporate expenses previously allocated to the discontinued operations have been reclassified to Buzztime iTV in accordance with SFAS No. 144.

On March 30, 2007, the Company completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. On October 25, 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development it was providing. The Company wound down the professional help desk and support and maintenance services as the Company fulfilled its obligations under existing customer agreements. The intellectual property sold constituted substantially all of the remaining operating assets of the Company’s Hospitality Division, which had originally consisted of its Software Solutions and Wireless communications businesses.

The operating results for the Hospitality division have been separately classified and reported as discontinued operations in the consolidated statements of operations as follows:

	For the year ended December 31,
	2008	2007
Operating revenues	$21,000	$4,825,000
Operating expenses	530,000	5,919,000
Operating loss	(509,000)	(1,094,000)
Other Income	177,000	388,000
Loss before income taxes	(332,000)	(706,000)
Income tax expense	—	29,000
Loss from discontinued operations, net of tax	$(332,000)	$(735,000)

The Company accounted for the dissolution of the help desk and support and maintenance operation pursuant to the provisions of Statement of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to disposing a business segment. Severance for involuntary employee terminations is expensed over the requisite service period in which it is earned as certain employees are required to continue to render service until the Company has fulfilled its obligations under existing customer contracts. Moving, relocation and other associated costs related to the dissolution are expensed as incurred. The Company did not incur severance expenses for involuntary employee terminations after the quarter ended June 30, 2008 and incurred $52,000 for 2008, and approximately $37,000 was accrued as of December 31, 2007.  There were no additional costs accrued as of December 31, 2008.

 The Company recorded $177,000 of other income during 2008 due to the reversal of certain customer and warranty related reserves that management deemed no longer necessary based largely on historical claim activity.  As the Company concluded its wind down activities in 2008, it does not expect to incur any additional expenses related to the help desk and support and maintenance function in subsequent periods.

The Company does not have components of assets and liabilities of discontinued operations on NTN Buzztime’s consolidated balance sheet as of December 31, 2008.  A summary of the components of assets and liabilities of discontinued operations on NTN Buzztime’s consolidated balance sheets as of December 31, 2007 is as follows:

2007
Assets held for sale:
Current assets	$192,000
Property, plant and equipment, net	20,000
Total assets of discontinued operations	212,000
Liabilities of discontinued operations:
Current liabilities	672,000
Total liabilities of discontinued operations	672,000
Net assets of discontinued operations	$(460,000)

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

Approximately $9,000 was capitalized as leasehold improvements. Costs to exit lease obligations include the difference in the net present value of the lease payments in excess of the sublease payments to be received.  The Company had a reserve of approximately $44,000 and $50,000 as of December 31, 2008 and 2007, respectively.  The Company expects to complete the utilization of the reserve related to this restructuring by December 2014, the date the lease expires. The restructuring accrual is included in accrued expenses.

 22. Geographical Information

        In 2007, the Company had two reportable segments within the Entertainment division; Buzztime iTV Network and Buzztime Distribution.  In 2008, the Company changed the method in which the chief decision makers evaluated the business and began making operational and strategic decisions based on the Entertainment division as a whole.  As such, the Company no longer has multiple reporting segments.

       In 2007 and the first half of 2008, the Company marketed its products in the United States, Canada, and the United Kingdom.  The table below contains information about these geographical areas in which the Company operated.  Long-lived assets are based on location of domicile.  In the third quarter of 2008, the Company ceased its operations in the United Kingdom.

	For the year ended December 31,
	2008	2007
United States	$23,946,000	$26,335,000
Canada	3,373,000	3,768,000
United Kingdom	177,000	439,000
Total Revenue	$27,496,000	$30,542,000

	As of December 31,
	2008	2007
United States	$6,936,000	$11,075,000
Canada	4,726,000	8,936,000
United Kingdom	-	637,000
Total Assets	$11,662,000	$20,648,000

23. Selected Quarterly Financial Information (Unaudited) (amounts in thousands, except per share data)

The following table presents selected unaudited financial results for each of the eight quarters during the two year period ended December 31, 2008. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair statement of the financial information for the periods presented, however, in the fourth quarter of 2007, two corrections were identified and made in the fourth quarter relating to the recognition and amortization of deferred revenue and amortization of deferred costs.

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

	Three Months Ended
	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008	Total 2008
Total revenue	$7,182	$7,017	$6,772	$6,525	$27,496
Operating loss	(2,301)	(2,108)	(1,056)	(641)	(6,106)
Loss from continuing operations	(2,283)	(2,129)	(1,032)	(690)	(6,134)
Loss (income) from discontinued operations, net of tax	(291)	(216)	175	—	(332)
Net loss	(2,574)	(2,345)	(857)	(690)	(6,466)

Per share amounts:
Loss from continuing operations	$(0.04)	$(0.04)	$(0.02)	$(0.01)	$(0.11)
Loss from discontinued operations	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss	(0.05)	(0.04)	(0.02)	(0.01)	(0.12)
Weighted-average shares outstanding—basic and diluted	55,187	55,203	55,196	55,170	55,189

	Three Months Ended
	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007	Total 2007
Total revenue	$7,733	$7,640	$7,476	$7,693	$30,542
Operating loss	(812)	(381)	(1,686)	(1,480)	(4,359)
Loss from continuing operations	(763)	(377)	(1,617)	(1,534)	(4,291)
Loss from discontinued operations, net of tax	(4)	(177)	(168)	(386)	(735)
Net loss	$(767)	$(554)	$(1,785)	$(1,920)	$(5,026)

Per share amounts:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.08)
Loss from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net loss	(0.01)	(0.01)	(0.03)	(0.04)	(0.09)
Weighted-average shares outstanding—basic and diluted	54,754	54,691	56,000	55,170	55,154

SCHEDULE II

NTN BUZZTIME, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2008 and 2007

Allowance for Doubtful Accounts	Balance at Beginning	Additions Charged to Expense	Deductions (a)	Balance at End of Period
2008	$396,000	557,000	(655,000)	$298,000
2007	$571,000	356,000	(531,000)	$396,000

_____________
(a)	Reflects trade accounts receivable written off during the year, net of amounts recovered.

See accompanying report of independent registered public accounting firm.