Form 10-Q
period 2009-03-31
NTN BUZZTIME INC
filed 2009-05-15
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 001-11460

NTN Buzztime, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

5966 LA PLACE COURT, CARLSBAD, CALIFORNIA	92008
(Address of principal executive offices)	(Zip Code)

(760) 438-7400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 13, 2009 the registrant had outstanding 60,142,793 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES
FORM 10-Q

PART I

ITEM 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,311	$3,362
Accounts receivable, net of allowances of $401 and $298, respectively	614	636
Investments available-for-sale (Note 5)	76	58
Prepaid expenses and other current assets	695	611
Total current assets	4,696	4,667
Broadcast equipment and fixed assets, net	3,375	3,428
Software development costs, net	949	860
Deferred costs	1,346	1,383
Goodwill (Note 4)	1,009	1,032
Intangible assets, net	171	185
Other assets	112	107
Total assets	$11,658	$11,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$482	$219
Accrued expenses	1,232	1,169
Sales tax payable	676	958
Accrued salaries	325	383
Accrued vacation	336	381
Income tax payable	5	18
Obligations under capital lease	77	8
Deferred revenue	675	657
Total current liabilities	3,808	3,793
Sales tax payable, excluding current portion	225	—
Obligations under capital lease, excluding current portion	103	32
Deferred revenue, excluding current portion	92	91
Total liabilities	4,228	3,916

Commitments and contingencies (Note 9)
Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 55,727,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	277	277
Treasury stock, at cost, 503,000 shares at March 31, 2009 and December 31, 2008	(456)	(456)
Additional paid-in capital	113,306	113,267
Accumulated deficit	(105,606)	(105,351)
Accumulated other comprehensive (loss) income (Note 10)	(92)	8
Total shareholders’ equity	7,430	7,746
Total shareholders’ equity and liabilities	$11,658	$11,662

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31, 2009	March 31, 2008
Revenues	$6,196	$7,182
Operating expenses:
Direct operating costs (includes depreciation and amortization of $493 and $719 for the three months ended March 31, 2009 and 2008, respectively)	1,502	2,096
Selling, general and administrative	4,832	7,265
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	127	122
Total operating expenses	6,461	9,483
Operating loss	(265)	(2,301)

Other income (expense):
Interest income	43	59
Interest expense	(2)	—
Total other income	41	59
Loss from continuing operations before income taxes	(224)	(2,242)
Provision for income taxes	31	41
Loss from continuing operations	(255)	(2,283)
Loss from discontinued operations	—	(291)
Net loss	(255)	(2,574)

Net loss per common share
Loss from continuing operations, basic and diluted	(0.00)	(0.04)
Loss from discontinued operations, basic and diluted	—	(0.01)
Net loss	$(0.00)	$(0.05)

Weighted average shares outstanding
Basic and diluted	55,224	55,187

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three months ended
	March 31, 2009	March 31, 2008
Net loss	$(255)	$(2,574)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(118)	(367)
Unrealized holding gain (loss) on investment available-for-sale	18	(125)
Other comprehensive loss	$(100)	$(492)
Comprehensive loss	$(355)	$(3,066)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended
	March 31, 2009	March 31, 2008
Cash flows provided by (used in) operating activities:
Net loss	$(255)	$(2,574)
Loss from discontinued operations, net of tax	—	291
Loss from continuing operations	$(255)	$(2,283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	620	841
Provision for doubtful accounts	31	180
Stock-based compensation	39	122
Loss from disposition of equipment and capitalized software	39	231
Changes in operating assets and liabilities:
Accounts receivable	(12)	68
Prepaid expenses and other assets	(91)	80
Accounts payable and accrued expenses	169	10
Income taxes payable	(14)	22
Deferred costs	33	21
Deferred revenue	19	(170)
Net cash provided by (used in) operating activities from continuing operations	578	(878)
Discontinued operations	—	(360)
Net cash provided by (used in) operating activities	578	(1,238)
Cash flows (used in) provided by investing activities:
Purchases of broadcast equipment and fixed assets	(338)	(778)
Software development expenditures	(200)	(218)
Proceeds from sale of equipment and other assets	—	78
Restricted cash	—	16
Net cash used in investing activities	(538)	(902)
Cash flows used in financing activities:
Principal payments on capital lease	(9)	(2)
Net cash used in financing activities	(9)	(2)
Net increase (decrease) in cash and cash equivalents	31	(2,142)
Effect of exchange rate on cash	(82)	(277)
Cash and cash equivalents at beginning of period	3,362	10,273
Cash and cash equivalents at end of period	$3,311	$7,854
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1	$—
Income taxes	$90	$21
Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding gain(loss) on investments available-for-sale	$18	$(125)
Equipment acquired under capital leases	$149	$—

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

On March 30, 2007, the Company completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development. Additionally, the Company completed the wind down of its professional help desk and support and maintenance services during the third quarter of 2008 (see Note 12).

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009, or any other period.

Reclassifications

The Company reclassified the consolidated statement of operations for the three months ended March 31, 2008 to conform to the 2009 presentation.

(2) CASH AND CASH EQUIVALENTS

As of March 31, 2009 and December 31, 2008, the Company had approximately $2,527,000 and $2,600,000, respectively, in Canadian dollars invested in a Canadian Variable Rate Guaranteed Investment Contract. The contract, when initiated, had a one year term, however, the security can be redeemed at any time without penalty or loss of interest; therefore, management has classified this security as a cash equivalent as the security is highly liquid.

The remaining cash equivalents are deposited in an overnight interest-bearing sweep depository accounts.

(3) EARNINGS PER SHARE

The Company computes basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in our earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 6,580,000 and 8,055,000 as of March 31, 2009 and 2008, respectively, were excluded from the computations of diluted net loss per common share as their effect was anti-dilutive.

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2008.  It was determined that there were no indications of impairment as of March 31, 2009.

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

The one investment available-for-sale that the Company holds is a 2,518,000 share investment in its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s holding in eBet represents less that 1% of the current outstanding shares.  The value of the investment increased $18,000 for the three months ended March 31, 2009 compared to a $125,000 decrease for the three months ended March 31, 2008.  The unrealized gains and losses of this investment are recorded as other comprehensive income on the Company’s consolidated balance sheet (see Note 10).  As of March 31, 2009, the cumulative loss of the eBet investment is $88,000, which the Company will continue to monitor for any additional decline in value that could be deemed other-than-temporary ultimately resulting in additional impairments.

(6) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 157 “Fair Value Measurements” (as amended by associated FSPs), prospectively effective January 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company adopted the remaining aspects of SFAS No. 157 relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective January 1, 2009.

SFAS No. 157 applies to certain assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements.  Broadly, the SFAS No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

The fair value of the Company’s investment in eBet Limited is determined based on quoted market prices, which is a Level 1 classification. The Company records the investment on the balance sheet at fair value with changes in fair value recorded as a component of other comprehensive income (loss) in the consolidated balance sheet (see Note 10).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill written down to fair value when determined to be impaired, and long-lived assets that are written down to fair value when they are held for sale or determined to be impaired.  These assets were not subject to FAS 157 during the three months ended March 31, 2009.

(7) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain software products for the Entertainment division in accordance with SOP No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Amortization of costs related to interactive programs is recognized on a straight-line basis over three years. Amortization expense relating to capitalized software development costs totaled $77,000 and $89,000 for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009 and December 31, 2008, approximately $454,000 and $404,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

The Company performs quarterly reviews of its software development projects to determine if any impairment exists.  In March 2009, the Company decided to abandon a software development project that was determined to no longer fit with the current strategy or for which it was determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $34,000 was recognized which was included in selling, general, and administrative expenses for the three months ended March 31, 2009.  The Company incurred a $292,000 impairment during the three months ended March 31, 2008.

(8) STOCK-BASED COMPENSATION

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

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2009:

	Shares	Weighted average exercise price
Outstanding as of December 31, 2008	5,249,000	$1.22
Granted	1,892,000
Exercised	—
Forfeited or expired	(1,019,000)
Outstanding as of March 31, 2009	6,122,000	$0.86

The weighted-average fair value per share of the options granted during the three months ended March 31, 2009 and 2008, respectively, as computed using the Black-Scholes pricing model were $0.11 and $0.26, respectively. The following weighted-average assumptions were used for grants issued for the three months ended March 31, 2009 and 2008, respectively, under the SFAS No. 123R requirements:

	Three months ended March 31,
	2009	2008
Weighted average risk-free interest rate	1.52%	3.00%
Weighted average volatility	86.85%	57.00%
Forfeiture rate	17.63%	4.58%
Expected life	3.97 years	4.8 years
Dividend yield	0.00%	0.00%

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees was $39,000 and $122,000 for the three months ended March 31, 2009 and 2008, respectively, and is recorded in selling, general and administrative expenses.

As of March 31, 2009, the Company had $619,000 of unrecognized compensation expense related to outstanding unvested options, net of estimated forfeitures, to be recognized over a weighted-average period of 3.52 years.

Deferred Stock Unit Activity

The Company has outstanding 130,000 deferred stock units with performance based accelerated vesting provisions as of March 31, 2009.  Those provisions are based on certain revenue targets for the Company which could result in accelerated vesting of up to 50% of the total award.  The Company has evaluated the likelihood of attaining the performance based targets and they are not considered probable, therefore, accelerated expense was not recorded.  The Company will continue to monitor its revenue results and should any estimates made regarding the satisfaction of those performance based conditions change at any time during the estimated requisite period, an adjustment will be calculated and recorded in accordance with SFAS No. 123R.

Warrant Activity

The Company has outstanding 167,000 and 403,000 warrants as of March 31, 2009 and December 31, 2008.

(9) CONTINGENCIES

The Company is subject to litigation from time to time in the ordinary course of business. There can be no assurance that any or all of the following claims will be decided in the Company’s favor and the Company is not insured against all claims made. During the pendency of such claims, the Company will continue to incur the costs of its legal defense.

Recent Legal Action

The Company has a commitment, under a long-term agreement, to purchase equipment from a vendor.  Under the original terms of the agreement, the Company was obligated to purchase $835,000 and $76,000 of equipment in 2008 and 2009, respectively, after the Company’s acceptance of certain milestones. Issues have arisen under the terms of the agreement, which still remain unresolved as of March 31, 2009.  In early 2008, the Company informed the vendor that numerous defects existed with the equipment.  The vendor failed to remedy the defects in a timely manner and the Company was forced to purchase equipment from a different manufacturer.  Due to the vendor's failure to cure the defects in accordance with the provisions in the agreement, the Company does not believe the required milestones were met.

On April 15, 2009, the Company received a letter from the vendor requesting $300,000 to cover certain costs incurred citing breach of the agreement.  The Company responded to the letter, indicating that certain contract milestones had not been met by the vendor and therefore the contract was not enforceable.  The Company ultimately requested a mutual release to the agreement without any cash payment by either party.  The vendor responded to the Company's rebuttal indicating that it disagreed with the Company's assertions, however, was willing to resolve the matter amicably.  The Company believes the vendor's claim lacks merit and does not plan to make any payments.  The Company has not recorded a reserve as it has assessed the likelihood that it would have to pay any amounts as less than probable.

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of our services require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to derive additional revenue.  The Company evaluates such inquiries on a case-by-case basis and has favorably resolved these tax issues in the past without any material adverse consequences.  During the quarter ended March 31, 2009, the Company settled a long on-going sales tax evaluation with the state of Texas.  The evaluation began in 2004 when the state concluded that the Company’s services were subject to sales tax on an amusement services basis and assessed the Company $1,100,000 for the five year audit period ending December 31, 2002.  The Company objected to that conclusion based on the facts of the business and in August 2006, the Texas State Attorney indicated that the State agreed that the Company’s services did not constitute taxable amusement services.  However, the State adopted a new position whereby it concluded that the Company provides taxable cable television services.  The Company believes that it provides interactive game services for the purpose of providing a vehicle for customers to promote their business.  However, based on the nebulous definition of cable broadcast services as defined by the Texas Tax Code, the Company believed that, if it pursued this defense all the way to a formal court procedure, the risk that it could lose the case was significant enough to enter into settlement discussions with the state.  As a result of those discussions, the Company and the State of Texas executed an Audit Resolution Agreement and Joint Motion to Dismiss in the amount of approximately $450,000.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, the Company began collecting and remitting sales tax in the state of Texas in accordance with the state tax statutes.

The Company is involved in ongoing sales tax inquiries, including certain formal assessments of $601,000, with other states.  As a result of those inquiries and the Texas liability discussed above, the Company recorded a total liability of $801,000 and $867,000 as of March 31, 2009 and December 31, 2008, respectively.  Based on the guidance set forth by SFAS No. 5, Accounting for Contingencies, management has deemed the likelihood that it will be forced to pay an assessment as reasonably possible.

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) is the combination of accumulated net unrealized gains or losses on investments available-for-sale and the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the average exchange rate for the reporting period.

For the three months ended March 31, 2009 and 2008, the components of accumulated other comprehensive income (loss) were as follows:

	Three months ended
	March 31, 2009	March 31, 2008
Beginning balance	$8,000	$1,662,000
Foreign currency translation adjustment	(118,000)	(367,000)
Unrealized gain (loss) during period in investment available-for-sale	18,000	(125,000)
Ending balance	$(92,000)	$1,170,000

(11) RECENT ACCOUNTING PRONOUNCEMENTS

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

On April 1, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

●
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

●
FSP FAS 115-2 and FAS 124-2. “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

●
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is currently evaluating the impact, if any, that the adoption of these FSPs will have on its Consolidated Condensed Financial Statements.

 FSP No. FAS 142-3—Determination of the Useful Life of Intangible Assets — In April 2008, the FASB issued FSP No. FAS 142-3 , Determination of the Useful Life of Intangible Assets  (“FSP No. FAS 142-3”). FSP No. FAS 142-3 applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The guidance for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this FSP did not have a material impact on the Company’s financial position, results of operations or cash flows.

(12) DISCONTINUED OPERATIONS

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

The operating results for the Hospitality division have been separately classified and reported as discontinued operations in the consolidated statements of operations as follows:

March 31, 2008
Operating revenues	$17,000
Operating expenses	308,000
Operating loss	$(291,000)
Gain on sale of assets	—
Other income (expense)	—
Loss before income taxes	$(291,000)
Income tax expense	-
Loss from discontinued operations, net of tax	$(291,000)

The Company accounted for the dissolution of the help desk and support and maintenance operation pursuant to the provisions of Statement of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to disposing a business segment. Severance for involuntary employee terminations is expensed over the requisite service period in which it is earned as certain employees are required to continue to render service until the Company has fulfilled its obligations under existing customer contracts. Moving, relocation and other associated costs related to the dissolution are expensed as incurred. The Company did not incur severance expenses for involuntary employee terminations after the quarter ended June 30, 2008 and incurred $52,000 for 2008.  The Company concluded its wind down activities in 2008 and it does not expect to incur any additional expenses related to the help desk and support and maintenance function in subsequent periods.

The Company does not have components of assets and liabilities of discontinued operations on NTN Buzztime’s consolidated balance sheet as of March 31, 2009 and December 31, 2008.

(13) GEOGRAPHICAL INFORMATION

In the first half of 2008, the Company marketed its products in the United States, Canada, and the United Kingdom.  The table below contains information about these geographical areas in which the Company operated.  Total assets are based on location of domicile.  In the third quarter of 2008, the Company ceased its operations in the United Kingdom.

	Three months ended
	March 31, 2009	March 31, 2008
Revenues by geographical area:
United States	$5,557,000	$6,119,000
Canada	639,000	963,000
United Kingdom	-	100,000
Total revenue	$6,196,000	$7,182,000

	March 31, 2009	December 31, 2008
Assets by geographical area:
United States	$7,084,000	$6,936,000
Canada	4,574,000	4,726,000
Total assets	$11,658,000	$11,662,000

(14) SIGNIFICANT CUSTOMER

For the three months ended March 31, 2009 and 2008, the Company generated approximately 15% and 11%, respectively, of revenue from a national chain, Buffalo Wild Wings together with its franchisees.  As of March 31, 2009 and 2008, approximately $46,000 and $83,000, respectively, were included in accounts receivable from this customer.

(15) OBLIGATIONS UNDER CAPITAL LEASE

In 2009, the Company entered into a $500,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility in multiple tranches with each individual tranche having 24 month terms.  As of March 31, 2009, the Company had utilized $149,000 of that facility which has been accounted for as a capital lease.

As of March 31, 2009 and December 31, 2008, in aggregate, the Company had obligations under capital leases of $180,000 and $40,000, respectively.

(16) SUBSEQUENT EVENT

iSports Acquisition

On April 24, 2009, the Company entered into an Asset Purchase Agreement (the “iSports Agreement”) with iSports Inc. (the “Seller”), a California corporation, providing for the sale of substantially all of Seller’s assets used in the conduct of its business as a provider of mobile sports and entertainment content (the “iSportsAcquired Assets”) and the assumption by the Company of certain liabilities of Seller.  The sale was consummated the same day.  Pursuant to the terms of the Agreement, in consideration for the Acquired Assets, the Company issued to Seller (i) five hundred thousand (500,000) unregistered shares of the Company’s Common Stock, (ii) a warrant to purchase one million (1,000,000) shares of unregistered Common Stock, with an exercise price of $0.30 per share, and (iii) a warrant to purchase five hundred thousand (500,000) shares of unregistered Common Stock, with an exercise price of $0.50 per share.  In addition, if certain business conditions are satisfied in each of 2009, 2010 and 2011, the Company would pay as additional consideration 35% of the amount by which the Company’s net media revenues (as defined in the “iSports Agreement”) for such years exceed specified threshold amounts.  The Agreement contains customary representations, warranties and covenants.

The Acquired Assets were used by Seller in the business of delivering over a mobile platform near real-time sports scores and news, and unique interactive gameplay within a graphically rich user experience.  In connection with the closing under the Agreement, the Company has employed the Seller’s former CEO, Nick Glassman, and its former President and COO, Kartik Ramachandran.  There is no material relationship, other than in respect of the Agreement, between the Company and its affiliates, or any director or officer of the Company, or any associate of any such director or officer on the one hand, and the Seller or any of its directors or officers on the other hand.

i-am TV Acquisition

On May 11, 2009, the Company entered into an Asset Purchase Agreement (the “i-am TV Agreement”) and acquired certain assets of i-am TV from Instant Access Media, LLC.  I-am TV has been in the business of providing programming and advertising to approximately 368 hospitality venues located in the top 15 designated market areas throughout the United States.  The transaction included the acquisition of approximately 1,400 flat panel television screens installed in approximately 368 locations as well as the related communication equipment.  Pursuant to the terms of the i-am TV Agreement, in consideration for the acquired assets, the Company issued (i) one million five hundred thousand (1,500,000) unregistered shares of the Company’s Common Stock, (ii) a warrant to purchase one million (1,000,000) shares of unregistered Common Stock with an exercise price of $0.50 per share, (iii) a warrant to purchase one million (1,000,000) shares of unregistered Common Stock with an exercise price of $1.00 per share and (iv) a warrant to purchase one million (1,000,000) shares of unregistered Common Stock with an exercise price of $1.50 per share.

In addition, the Company has agreed to provide future earnout consideration (the “Earnout”) in the calendar years 2010 through 2012 based on net advertising revenues as defined in the i-am TV Agreement.  The Earnout will be calculated as the product of the total net advertising revenues for the Company multiplied by the percentage of qualifying venues that have converted from i-am TV to the Company’s Buzztime iTV Network in relation to the total population of Buzztime iTV Network subscribers.  The i-am TV Agreement also contains customary representations, warranties and covenants.

The Company also entered into an agreement with certain investors in Instant Access Media, LLC whereby they purchased two million four hundred nineteen thousand three hundred fifty five (2,419,355) shares of the Company’s Common Stock in a private placement raising $750,000 in additional working capital.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans, capital expenditures, industry trends and financial position of NTN Buzztime, Inc. and its subsidiaries. Forward-looking statements are based on information currently available to us and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that may be difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, under the section entitled “Risk Factors,” and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other reports we file with the Securities and Exchange Commission from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

OVERVIEW

We historically have operated principally through two operating divisions: Entertainment and Hospitality. The Entertainment division generates revenue primarily from the Buzztime iTV Network which distributes an interactive television promotional game network to restaurants, sports bars, taverns and pubs, primarily in North America.  Additionally, we generate revenue by selling advertising for distribution via our interactive television network.

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

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of March 31, 2009, we had 3,446 United States Network subscribers and 318 Canadian subscribers. Approximately 29% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s, Old Chicago and Damon’s Grill.

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

Our games are available as a premium monthly subscription service to Echostar DISH and Bell ExpressVu satellite customers in the U.S. and Canada, respectively. Revenue from our distribution division is derived primarily from license fees and royalties from third-party licensees who distribute Buzztime content to end-users, as well as from third-party development and production fees.

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

On March 30, 2007, we completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. On October 25, 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development it was providing. The intellectual property sold constituted substantially all of the remaining operating assets of our Hospitality division, which had originally consisted of our Software Solutions and Wireless. We have accounted for our Hospitality division as a reportable segment but we have presented its operations as discontinued operations since the fourth quarter of 2006. We have completed the dissolution and do not anticipate any further costs related to the dissolution of the professional help desk and support and maintenance services.

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

Results of Continuing Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Continuing operations, which consists of the Entertainment division, generated a net loss of $255,000 for the three months ended March 31, 2009, compared to net loss of $2,283,000 for the three months ended March 31, 2008.

Revenue

Revenue from continuing operations decreased $986,000 or 14%, to $6,196,000 for the three months ended March 31, 2009 from $7,182,000 for the three months ended March 31, 2008, primarily due to a strategic reduction in pricing combined with a slight reduction in site count due primarily to the closure of our UK operations in the third quarter of 2008, and the bankruptcy of the Bennigan’s restaurant chain. Comparative site count information for Buzztime iTV Network is as follows:

	Network subscribers As of March 31,
	2009	2008
United States	3,446	3,415
Canada	318	316
United Kingdom	-	46
Total	3,764	3,777

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin from continuing operations for 2009 and 2008:

	Three months ended March 31,
	2009	2008
Revenue	$6,196,000	$7,182,000
Direct costs	1,502,000	2,096,000
Gross margin	$4,694,000	$5,086,000

Gross margin percentage	76%	71%

Gross margin as a percentage of revenue improved to 76% for the three months ended March 31, 2009 compared to 71% in the prior year period. The five point increase in the gross margin percentage is primarily the result of a reduction in depreciation expense as equipment became fully depreciated and a decrease in fees paid to service providers as the number of onsite visits dropped by approximately 22% in the first quarter of 2009 compared to the first quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,433,000 or 34%, to $4,832,000 for the three months ended March 31, 2009 from $7,265,000 for the three months ended March 31, 2008.  Selling, general and administrative expenses decreased due to several factors.  Salary expenses decreased $707,000 due to a planned reduction in headcount.  Marketing expenses decreased $386,000 due to a change in our marketing strategy, including reducing direct mail campaigns, and scheduling of promotions and trade shows.  Consulting services decreased $381,000 as we decreased our overall utilization of external consulting services.  Software disposal expenses decreased $258,000 as the first quarter of 2008 included a $292,000 impairment charge.  Other taxes decreased $132,000 primarily due to the finalization of the sales settlement with the state of Texas.  Bad debt expense decreased $147,000 in 2009 compared to 2008 predominately due to recoveries of certain accounts previously written off.

Cost cutting initiatives were taken to reduce overhead spending in numerous areas.  Specifically, travel and entertainment expenses decreased $84,000.  General spend related to seminars, supplies, telephone, professional tax services and payroll processing fees decreased approximately $211,000.

Interest Income and Expense

Interest income decreased $16,000, to $43,000 for the three months ended March 31, 2009 from $59,000 in the prior year. The Company’s average cash balance invested in interest bearing securities decreased which resulted in less interest income.  Interest expense in 2009 remained consistent with the prior year period.

Income Taxes

We expect to incur minimal federal and state tax liability in 2009. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, we recorded a tax provision of $31,000 for the three months ended March 31, 2009. This was a $10,000 decrease compared to the $41,000 provision for income taxes recorded for the three months ended March 31, 2008. We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.

Results of Discontinued Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

The wind down of our discontinued operations was completed in the third quarter of 2008; therefore, we have no activity to report for the three months ended March 31, 2009. The operating results of the discontinued operations are as follows for the three months ended March 31, 2008:

March 31, 2008
Operating revenues	$17,000
Operating expenses	308,000
Operating loss	$(291,000)
Other	—
Loss from discontinued operations, net of tax	$(291,000)

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	Three months ended
	March 31, 2009	March 31, 2008
Net loss per GAAP	$(255,000)	$(2,574,000)
Interest income, net	(41,000)	(59,000)
Depreciation and amortization	620,000	841,000
Income taxes	31,000	41,000
EBITDA	$355,000	$(1,751,000)

Our operations generated EBITDA levels as presented below:

	Three months ended March 31, 2009
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(255,000)	$—	$(255,000)
Interest income, net	(41,000)	—	(41,000)
Depreciation and amortization	620,000	—	620,000
Income taxes	31,000	—	31,000
EBITDA	$355,000	$—	$355,000

	Three months ended March 31, 2008
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(2,283,000)	$(291,000)	$(2,574,000)
Interest income, net	(59,000)	—	(59,000)
Depreciation and amortization	841,000	—	841,000
Income taxes	41,000	—	41,000
EBITDA	$(1,460,000)	$(291,000)	$(1,751,000)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had cash and cash equivalents of $3,311,000 compared to cash and cash equivalents of $3,362,000 as of December 31, 2008.  We used $51,000 in cash in the three months ended March 31, 2009 compared to cash used of $2,419,000 in the three months ended March 31, 2008.  The $2,368,000 decrease of cash used in the three months ended March 31, 2009 was driven predominately by the $2,319,000 decrease of our net loss.  We have taken strong measures to reduce our use of cash.  Those measures included reducing headcount through strategic reductions in our work force, renegotiated pricing with numerous vendors, decrease in the use of consultants where practical and a revision of our marketing plan designed to reduce costs while continuing to support our business plan.

During 2009, we intend to continue to rely upon our cash on hand and cash flow from operations to meet our liquidity needs. While we believe that the actions taken in 2008 and the first quarter of 2009 to reduce our operating costs, improve our gross profit margin and manage working capital should benefit us in 2009 and beyond, there can be no assurance in these uncertain economic times that those actions will be sufficient.

On May 11, 2009, we entered into an agreement with certain investors in Instant Access Media, LLC whereby they purchased two million four hundred nineteen thousand three hundred fifty five (2,419,355) shares of our Common Stock in a private placement raising $750,000 in additional working capital. That cash will be used to fund general working capital requirements as well as certain capital expenditures.

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

Working Capital

As of March 31, 2009, we had working capital (current assets in excess of current liabilities) of $888,000 compared to $874,000 as of December 31, 2008.  The following table shows our change in working capital from December 31, 2008 to March 31, 2009.

Working Capital Increase (Decrease)
(In thousands)
Working capital as of December 31, 2008	$874
Changes in current assets:
Cash and cash equivalents	(51)
Accounts receivable, net of allowances	(22)
Investment available-for-sale	18
Prepaid expenses and other current assets	84
Total current assets	29
Changes in current liabilities:
Accounts payable	(263)
Accrued expenses	(63)
Sales tax payable	282
Accrued salaries	58
Accrued vacation	45
Income tax payable	13
Obligations under capital lease	(69)
Deferred revenue	(18)
Total current liabilities	(15)
Net change in working capital	14
Working capital as of March 31, 2009	$888

Cash and cash equivalents decreased $51,000 as a result of $578,000 of cash provided by operating activities, $538,000 used in investing activities, $9,000 used in financing activities and a $82,000 effect of changes in exchange rates, primarily from converting Canadian Dollars to US Dollars.

Accounts payable increased $263,000 from $219,000 as of December 31, 2008 to $482,000 as of March 31, 2009.  That increase was primarily attributable to the timing of annual recurring invoices relating to services that we receive throughout the year.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the year ended
	March 31, 2009	March 31, 2008
Cash provided by (used in):
Operating activities	$578	$(1,238)
Investing activities	(538)	(902)
Financing activities	(9)	(2)
Effect of exchange rates	(82)	(277)
Net decrease increase in cash and cash equivalents	$(51)	$(2,419)

Net cash from operating activities.  We are dependent on cash flows from operations to meet our cash requirements.  Net cash provided by operating activities was $578,000 during the three months ended March 31, 2009 compared to net cash used in operating activities of $1,238,000 for the three months ended March 31, 2008.  The $1,816,000 improvement in cash provided by operations was primarily due to a significant decrease in our net loss.  Our primary source of cash is cash we generate from customers.  Cash received from customers decreased $865,000 to $6,322,000 for the three months ended March 31, 2009 from $7,187,000 in 2008 for the same period.  The principal changes in non-cash items that affected operating cash flow for the three months ended March 31, 2009 when compared to the same period in 2008 included a $221,000 decrease in depreciation and amortization and a $192,000 change from a $231,000 loss on disposition of assets recorded in the three months ended March 31, 2008 compared to a $39,000 loss recorded in 2009.

Our largest use of cash is payroll and related costs.  Payroll and related costs were $3,190,000 for the three months ended March 31, 2009 compared to $3,925,000 for the same period in 2008.  This is the result of our strategic reductions in work force in 2008 and the first quarter of 2009.

Cash used by discontinued operations was $360,000 for the three months ended March 31, 2008 compared to $0 cash used for discontinued operations for the same period in 2009.  The reduction in cash used by discontinued operations was due to the completion of the wind down in operations, which we completed in the third quarter of 2008.

Net cash from investing activities.  For the three months ended March 31, 2009, we used $538,000 in cash for investing activities.  That was a reduction of $364,000 from the prior year when we used $902,000 in cash from investing activities.  The change in cash flows from investing activities when comparing the three months ended March 31, 2009 to the same period in 2008 was due to the following:

●	Cash used for capital expenditures decreased $440,000,

●	Cash used for software development initiatives decreased $18,000,

●	Proceeds from the sale of equipment and other assets in continuing operations decreased $78,000, and

●	Restricted cash associated with an office lease in Canada decreased $16,000 due to the maturation of the agreement.

We currently anticipate investing approximately $2.0 million during the remainder of 2009 for software development, equipment purchases and infrastructure improvements. Our actual future capital requirements will depend on a number of factors, including our cash availability, success in increasing sales, industry competition and technological developments.

Net cash from financing activities.  Net cash used in financing activities increased $7,000 to $9,000 for the three months ended March 31, 2009 compared to net cash used of $2,000 in 2008 for the same period. Included in net cash used in financing activities for the three months ended March 31, 2009 were $9,000 in principal payments on capital leases.

Other information.   In 2009, we entered into a $500,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility in multiple tranches with each individual tranche having 24 month terms.  As of March 31, 2009, we utilized $149,000 of that facility which has been accounted for as a capital lease.  We expect to utilize the full $500,000 facility before the end of 2009.

RECENT ACCOUNTING PRNOUNCEMENTS

In December 2007 the FASB issued SFAS No. 141R, a revision of SFAS No. 141, Business Combinations, which applies to all acquiring entities. This Statement establishes principles and requirements for how the acquirer is to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, and how to recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are in the process of evaluating the impact of adopting SFAS No. 141R on its financial position, results of operations and cash flows.

On April 1, 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in FASB Statement No. 141 (Revised 2007), “Business Combinations,” to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

On April 9, 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

●
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.

●
FSP FAS 115-2 and FAS 124-2. “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.

●
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

We are currently evaluating the impact, if any, that the adoption of these FSPs will have on our Consolidated Condensed Financial Statements.

FSP No. FAS 142-3—Determination of the Useful Life of Intangible Assets — In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets  (“FSP No. FAS 142-3”). FSP No. FAS 142-3 applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for us. The guidance for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this FSP did not have a material impact on our financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of March 31, 2009, we owned common stock of an Australian company that is subject to market risk.  The value of the investment has increased $18,000 during the three months ended March 31, 2009 and is recorded as other comprehensive income on our consolidated balance sheet.  We have reviewed the eBet investment in accordance with SFAS No. 115 to determine if the accumulated loss is more than temporary in nature.  We have determined that the loss is temporary based on the fact that the investment appreciated in value in the three months ended March 31, 2009.

This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates which would impact the value of the investment.

Our interest income is sensitive to changes in the general level of U.S. and Canadian interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average redemption period of our investment portfolio is 30 days. A 1% change in interest rates would have an effect of approximately $25,000 for a one year period.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report, we have had no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of our services require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to derive additional revenue.  We evaluate such inquiries on a case-by-case basis and have favorably resolved these tax issues in the past without any material adverse consequences.  During the quarter ended March 31, 2009, we settled a long on-going sales tax evaluation with the state of Texas.  The evaluation began in 2004 when the state concluded that the our services were subject to sales tax on an amusement services basis and assessed us $1.1 million for the five year audit period ending December 31, 2002.  We objected to that conclusion based on the facts of the business and in August 2006, the Texas State Attorney indicated that the State agreed that our services did not constitute taxable amusement services.  However, the State adopted a new position whereby it concluded that we provide taxable cable television services.  We believe that we provide interactive game services for the purpose of providing a vehicle for customers to promote their business.  However, based on the nebulous definition of cable broadcast services as defined by the Texas Tax Code, we believed that, if it pursued this defense all the way to a formal court procedure, the risk that we could lose the case was significant enough to enter into settlement discussions with the state.  As a result of those discussions, we and the State of Texas executed an Audit Resolution Agreement and Joint Motion to Dismiss in the amount of approximately $450,000.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, we began collecting and remitting sales tax in the state of Texas in accordance with the state tax statutes.

We are involved in ongoing sales tax inquiries, including certain formal assessments of $601,000, with other states.  As a result of those inquiries and the Texas liability discussed above, we recorded a total liability of $801,000 and $867,000 as of March 31, 2009 and December 31, 2008, respectively.  Based on the guidance set forth by SFAS No. 5, Accounting for Contingencies, we deemed the likelihood that we will be forced to pay an assessment as reasonably possible.

Item 1A.	Risk Factors.

Risk Factors That May Affect Future Results

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock.  If any of the risks described in our annual report actually occurs, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.

Strategy to acquire companies may result in unsuitable acquisitions or failure to successfully integrate acquired companies, which could lead to reduced profitability.

There is no assurance that a growth strategy through acquisition of companies or operations will complement our existing products, customers or other capabilities. Moreover, even if we become involved in a business opportunity because of the unforeseen costs, expenses, and difficulties involved with a new business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our common stock will increase.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2009, in connection with the Company's acquisition of substantially all of the assets of iSports Inc. used in the conduct of iSports' business as a provider of mobile sports and entertainment content, the Company issued to iSports (i) 500,000 unregistered shares of the Company’s common stock, (ii) a warrant to purchase 1,000,000 shares of unregistered common stock, with an exercise price of $0.30 per share, and (iii) a warrant to purchase 500,000 shares of unregistered common stock, with an exercise price of $0.50 per share. Both such warrants are exercisable for a period of eight years from the date of issuance and contain a cashless or net exercise provision.  The shares of common stock and the warrants to purchase common stock issued to iSports were issued without registration under the Securities Act or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and in reliance on similar exemptions under applicable state securities laws.

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

NTN BUZZTIME, INC.

Date: May 15, 2009	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)