Form 10-Q
period 2009-06-30
NTN BUZZTIME INC
filed 2009-08-14
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 1, 2009 the registrant had outstanding 60,344,448 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES
FORM 10-Q

i

PART I
ITEM 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,845	$3,362
Accounts receivable, net of allowances of $301 and $298, respectively	774	636
Investments available-for-sale (Note 6)	96	58
Prepaid expenses and other current assets	844	611
Total current assets	5,559	4,667

Broadcast equipment and fixed assets, net	3,496	3,428
Software development costs, net	1,067	860
Deferred costs	1,295	1,383
Goodwill (Note 5)	1,091	1,032
Intangible assets, net	1,927	185
Other assets	143	107
Deposits on broadcast equipment	137	—
Total assets	$14,715	$11,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$722	$219
Accrued expenses	936	1,169
Sales tax payable	770	958
Accrued salaries	355	383
Accrued vacation	406	381
Income tax payable	—	18
Obligations under capital lease	223	8
Deferred revenue	631	657
Total current liabilities	4,043	3,793

Sales tax payable, excluding current portion	207	—
Obligations under capital lease, excluding current portion	232	32
Deferred revenue, excluding current portion	93	91
Other long term liabilities	285	—
Total liabilities	4,860	3,916

Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 60,348,000 and 55,727,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	300	277
Treasury stock, at cost, 503,000 shares at June 30, 2009 and December 31, 2008	(456)	(456)
Additional paid-in capital	115,639	113,267
Accumulated deficit	(105,896)	(105,351)
Accumulated other comprehensive income (Note 11)	267	8
Total shareholders’ equity	9,855	7,746
Total shareholders’ equity and liabilities	$14,715	$11,662

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	$6,285	$7,017	$12,481	$14,199
Operating expenses:
Direct operating costs (includes depreciation and amortization of $510 and $666 for the three months ended June 30, 2009 and 2008, respectively, and depreciation and amortization of $1,003 and $1,385 for the six months ended June 30, 2009 and 2008, respectively)	1,524	1,980	3,026	4,076
Selling, general and administrative	4,859	7,000	9,691	14,265
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	213	145	340	267
Total operating expenses	6,596	9,125	13,057	18,608
Operating loss	(311)	(2,108)	(576)	(4,409)
Loss from continuing operations before income taxes	(300)	(2,065)	(524)	(4,307)
(Benefit from) provision for income taxes	(18)	64	13	105
Loss from continuing operations	(282)	(2,129)	(537)	(4,412)
Loss from discontinued operations, net of tax	—	(216)	—	(507)
Net loss	$(282)	$(2,345)	$(537)	$(4,919)
Net loss per common share
Loss from continuing operations, basic and diluted	$(0.00)	$(0.04)	$(0.01)	$(0.08)
Loss from discontinued operations, basic and diluted	$—	$0.00	$—	$(0.01)
Net loss	$(0.00)	$(0.04)	$(0.01)	$(0.09)
Weighted average shares outstanding
Basic and diluted	57,762	55,203	56,500	55,195

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss	$(282)	$(2,345)	$(537)	$(4,919)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	339	35	221	(332)
Unrealized holding gain (loss) on investment available-for-sale	20	6	38	(119)
Other comprehensive income (loss)	359	41	259	(451)
Comprehensive income (loss)	$77	$(2,304)	$(278)	$(5,370)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended
	June 30, 2009	June 30, 2008
Cash flows provided by (used in) operating activities:
Net loss	$(537)	$(4,919)
Loss from discontinued operations, net of tax	—	(507)
Loss from continuing operations	$(537)	$(4,412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,343	1,652
Provision for doubtful accounts	31	346
Stock-based compensation	85	219
Loss from disposition of equipment and capitalized software	40	376
Changes in operating assets and liabilities:
Accounts receivable	(163)	(49)
Prepaid expenses and other assets	(231)	233
Accounts payable and accrued expenses	218	678
Income taxes payable	(44)	52
Deferred costs	88	73
Deferred revenue	(26)	(170)
Net cash provided by (used in) operating activities from continuing operations	804	(1,002)
Discontinued operations	—	(789)
Net cash provided by (used in) operating activities	804	(1,791)
Cash flows (used in) provided by investing activities:
Purchases of broadcast equipment and fixed assets	(701)	(1,119)
Software development expenditures	(391)	(512)
Deposits on broadcast equipment	(137)	—
Restricted cash	—	16
Net cash used in investing activities from continuing operations	(1,229)	(1,615)
Discontinued operations	—	20
Net cash used in investing activities	(1,229)	(1,595)
Cash flows provided by (used in) financing activities:
Principal payments on capital lease	(41)	(4)
Proceeds from the exercise of stock option and warrants	28	—
Proceeds from the sale of common stock	750	—
Net cash provided by (used in) financing activities	737	(4)
Net increase (decrease) in cash and cash equivalents	312	(3,390)
Effect of exchange rate on cash	171	(267)
Cash and cash equivalents at beginning of period	3,362	10,273
Cash and cash equivalents at end of period	$3,845	$6,616

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended
	June 30, 2009	June 30, 2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9	$—
Income taxes	$107	$94

Supplemental disclosure of non-cash investing and financing activities:

Unrealized holding gain (loss) on investments available-for-sale	$38	$(119)
Equipment acquired under capital leases	$457	$—
Issuance of common stock in payment for preferred dividends	$8	$—
Assumed obligations in connection with the acquisition of intangible assets	$64	$—
Issuance of common stock in connection with the acquisition of intangible assets	$615	$—
Issuance of warrants in connection with the acquisition of intangible assets	$908	$—
Earn-out in connection with the acquisition of intangible assets	$285	$—

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

On March 30, 2007, the Company completed the sale of substantially all of the assets of NTN Wireless. On October 25, 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development. Additionally, the Company completed the wind down of its professional help desk and support and maintenance services during the third quarter of 2008 (see Note 15).

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009, or any other period.

Reclassifications

The Company reclassified the condensed consolidated statement of operations for the three and six months ended June 30, 2008 to conform to the 2009 presentation.  The Company reclassified the condensed consolidated statement of cash flows for the six months ended June 30, 2008 to conform to the 2009 presentation.

(2) CASH AND CASH EQUIVALENTS

As of June 30, 2009 and December 31, 2008, the Company had approximately $2,731,000 and $2,600,000, respectively, in Canadian dollars invested in a Canadian Variable Rate Guaranteed Investment Contract. The contract, when initiated, had a one year term, however, the security can be redeemed at any time without penalty or loss of interest; therefore, management has classified this security as a cash equivalent as the security is highly liquid.

The remaining cash equivalents are deposited in an overnight interest-bearing sweep depository account.

(3) EARNINGS PER SHARE

The Company computes basic and diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in our earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 11,237,000 and 7,403,000 as of June 30, 2009 and 2008, respectively, were excluded from the computations of diluted net loss per common share as their effect was anti-dilutive.

(4) ACQUISITIONS

iSports Acquisition

On April 24, 2009, the Company entered into an asset purchase agreement with iSports Inc., a California corporation.  iSports was a provider of mobile sports scores, news and interactive gameplay.  Pursuant to the terms of the agreement, in consideration for the acquired assets, the Company issued (i) five hundred thousand (500,000) unregistered shares of the Company’s Common Stock, (ii) a warrant to purchase one million (1,000,000) shares of unregistered Common Stock, with an exercise price of $0.30 per share, and (iii) a warrant to purchase five hundred thousand (500,000) shares of unregistered Common Stock, with an exercise price of $0.50 per share.  In addition, if certain business conditions are satisfied in each of calendar years 2009, 2010 and 2011, the Company would be required to pay as additional consideration 35% of the amount by which the Company’s net media revenues (as defined in the Asset Purchase Agreement) for such years exceed specified threshold amounts.  The agreement also contained customary representations, warranties and covenants.

The total value assigned to the transaction, including liabilities assumed, was calculated as $599,000.  The purchase price of $599,000 was comprised of $371,000 in warrants to purchase shares of unregistered Common Stock of the Company, $165,000 in unregistered shares of Common Stock of the Company and approximately $63,000 in assumed liabilities.

The acquired assets will be used by the Company to accelerate the development of its mobile gaming platform.  Following the closing, the Company has employed a co-founder of iSports, Inc., Nick Glassman, as the Company’s EVP of Programming and Technology.

The Company accounted for the acquisition pursuant to SFAS No. 141(Revised 2007), Business Combinations (“SFAS No. 141(R)”).  Accordingly, it recorded net assets and liabilities acquired at their fair values.  The purchase price allocation amounts reflected in the Company’s financial statements are preliminary, including those amounts recorded as intangible assets and could change as the purchase price allocation is finalized, which is expected to occur by December 31, 2009.  The purchase price allocation was as follows:

Intangible assets – acquired technology	$599,000
Total assets	599,000

Accounts payable	(63,000)
Total liabilities	(63,000)

Purchase price allocated to assets and liabilities acquired	$536,000

           The purchase price may be increased if certain thresholds of net media revenues are exceeded in calendar years 2009, 2010 and 2011. In that event, the purchase price allocation will be adjusted and reflected in current earnings, in the period that the additional purchase price amount is earned.

i-am TV Acquisition

On May 11, 2009, the Company entered into an asset purchase agreement (the “i-am TV Agreement”) through which it acquired certain assets of “i-am TV” from Instant Access Media, LLC.  i-am TV had been in the business of providing programming and advertising to hospitality venues located in the top 15 designated market areas throughout the United States.  The transaction included the acquisition of approximately 1,400 flat panel television screens installed in 368 locations as well as the related communication equipment.  Pursuant to the terms of the i-am TV Agreement, in consideration for the acquired assets, the Company issued (i) one million five hundred thousand (1,500,000) unregistered shares of the Company’s Common Stock, (ii) warrants to purchase one million (1,000,000) shares of unregistered Common Stock with an exercise price of $0.50 per share, (iii) warrants to purchase one million (1,000,000) shares of unregistered Common Stock with an exercise price of $1.00 per share and (iv) warrants to purchase one million (1,000,000) shares of unregistered Common Stock with an exercise price of $1.50 per share.  In addition, the Company has agreed to provide future earnout consideration (the “Earnout”) in the calendar years 2010 through 2012 based on net advertising revenues as defined in the i-am TV Agreement.  The Earnout will be calculated as the product of the total net advertising revenues for the Company multiplied by the percentage of qualifying venues that have converted from i-am TV to the Company’s Buzztime iTV Network in relation to the total population of Buzztime iTV Network subscribers.  The i-am TV Agreement also contained customary representations, warranties and covenants.

The total value assigned to the transaction, including liabilities assumed, was calculated as $1,273,000.  The purchase price of $1,273,000 was comprised of $537,000 in warrants to purchase shares of unregistered Common Stock of the Company, $450,000 in unregistered shares of Common Stock of the Company, $285,000 of contingent consideration in the form of an Earnout and approximately $1,000 in assumed liabilities.

The Company also entered into an agreement with certain investors in Instant Access Media, LLC whereby they purchased 2,419,355 shares of the Company’s Common Stock in a private placement raising $750,000 in additional working capital.

The Company accounted for the acquisition pursuant to SFAS No. 141(R).  Accordingly, it recorded net assets and liabilities acquired at their fair values.  The fair value calculations are based on certain assumptions, including the number of i-am TV sites will be converted to Buzztime customers and the incremental cash flows to the Company from those sites.  The purchase price allocation amounts reflected in the Company’s financial statements are preliminary, including those amounts recorded as intangible assets and could change as the purchase price allocation is finalized, which is expected to occur by December 31, 2009.  The purchase price allocation was as follows:

Intangible assets – customer relationships – advertising	$302,000
Intangible assets – customer relationships - subscription	971,000
Total assets	1,273,000

Accounts payable	(1,000)
i-am TV earnout – long term liabilities	(285,000)
Total liabilities	(286,000)

Purchase price allocated to assets and liabilities acquired	$987,000

The purchase price may be increased or decreased if net advertising revenues for the Company deviate from estimations in calendar years 2010, 2011 and 2012. In that event, the purchase price allocation will be adjusted, and reflected in current earnings, in the period that the adjustment becomes necessary.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 4, during the quarter ended June 30, 2009, the Company acquired certain assets of iSports Inc. and Instant Access Media, LLC.  As a result of those transactions, the Company recorded $1,273,000 in customer relationship intangible assets and $599,000 in unpatented technology.  The majority of the customer relationship intangible asset will be amortized on a straight line basis over a period of 44 months and recorded in selling, general and administrative expenses while approximately, $300,000 will be amortized over the three months ending August 31, 2009.  The unpatented technology intangible asset will be amortized on a straight line basis over a period of 60 months and recorded in direct expenses.  The useful lives reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized.  The Company recorded $119,000 in amortization expense related to these intangible assets during the three months ended June 30, 2009.

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2008.  Further, the Company has determined that there were no indications of impairment as of June 30, 2009.

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

The one investment available-for-sale that the Company holds is 2,518,000 shares of its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s holding in eBet represents less than 1% of the current outstanding shares.  The value of the investment increased $20,000 for the three months ended June 30, 2009 compared to a $6,000 increase for the three months ended June 30, 2008 and increased $38,000 for the six months ended June 30, 2009 compared to a $119,000 decrease for the six months ended June 30, 2008.  The unrealized gains and losses of this investment are recorded as other comprehensive income (loss) in the Company’s consolidated balance sheet (see Note 11).  As of June 30, 2009, the cumulative loss of the eBet investment was $68,000.  The Company will continue to monitor this investment for any additional decline in value that could be deemed other-than-temporary ultimately resulting in additional impairments.

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill written down to fair value when determined to be impaired, and long-lived assets that are written down to fair value when they are held for sale or determined to be impaired.  These assets were not subject to FAS No. 157 during the six months ended June 30, 2009.

(8) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain software products for the Entertainment division in accordance with SOP No. 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Amortization of costs related to interactive programs is recognized on a straight-line basis over three years. Amortization expense relating to capitalized software development costs totaled $72,000 and $91,000 for the three months ended June 30, 2009 and 2008, respectively, and $149,000 and $180,000 for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009 and December 31, 2008, approximately $548,000 and $404,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three and six months ended June 30, 2009 to determine if any impairment exists.  In March 2009, the Company decided to abandon a software development project that was determined to no longer fit with the current strategy or for which it was determined that the marketability of the content had decreased after obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $34,000 was recognized which was included in selling, general, and administrative expenses for the six months ended June 30, 2009 compared to a $292,000 impairment recognized for the six months ended June 30, 2008.  There were no such impairments for the three months ended June 30, 2009 or 2008.

(9) STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with SFAS No. 123R and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), Share Based Payment.  The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

The Company uses the historical stock price volatility as an input to value its stock options under SFAS No. 123R. The expected term of stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns of the Company, which the Company believes are indicative of future exercise behavior. For the risk-free interest rate, the Company uses the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2009:

	Shares	Weighted average exercise price
Outstanding as of December 31, 2008	5,249,000	$1.22
Granted	2,278,000
Exercised	(176,000)
Forfeited or expired	(1,071,000)
Outstanding as of June 30, 2009	6,280,000	$0.88

The weighted-average fair values per share of the options granted during the three months ended June 30, 2009 and 2008 and six months ended June 30, 2009 and 2008, as computed using the Black-Scholes pricing models were $0.21, $0.10, $0.12 and $0.16, respectively. The following weighted-average assumptions were used for grants issued for the three and six months ended June 30, 2009 and 2008 under the SFAS No. 123R requirements:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average risk-free interest rate	1.68%	3.15%	1.54%	2.90%
Weighted average volatility	89.04%	59.58%	87.22%	57.31%
Forfeiture rate	17.63%	17.63%	17.63%	17.63%
Expected life	4.00 years	0.99 years	3.98 years	2.14 years
Dividend yield	0.00%	0.00%	0.00%	0.00%

SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees was $46,000 and $97,000 for the three months ended June 30, 2009 and 2008, respectively, and $85,000 and $219,000 for the six months ended June 30, 2009 and 2008, respectively, and is recorded in selling, general and administrative expenses.

As of June 30, 2009, the Company had $555,000 of unrecognized compensation expense related to outstanding unvested options, net of estimated forfeitures, to be recognized over a weighted-average period of 3.36 years.

Deferred Stock Unit Activity

The Company has outstanding 130,000 deferred stock units with performance based accelerated vesting provisions as of June 30, 2009.  Those provisions are based on certain revenue targets for the Company which could result in accelerated vesting of up to 50% of the total award.  The Company has evaluated the likelihood of attaining the performance based targets and they are not considered probable, therefore, accelerated expense was not recorded.  The Company will continue to monitor its revenue results and should any estimates made regarding the satisfaction of those performance based conditions change at any time during the estimated requisite period, an adjustment will be calculated and recorded in accordance with SFAS No. 123R.

Warrant Activity

The following table summarizes warrant activity for the six months ended June 30, 2009:

	Shares	Weighted average exercise price
Outstanding as of December 31, 2008	403,000	$2.71
Granted	4,500,000
Exercised	—
Expired	(236,000)
Outstanding as of June 30, 2009	4,667,000	$0.80

The warrants granted during the six months ended June 30, 2009 relate to the acquisitions discussed in Note 4.

(10) CONTINGENCIES

The Company is subject to litigation from time to time in the ordinary course of business. There can be no assurance that any or all of the following claims will be decided in the Company’s favor and the Company is not insured against all claims made. During the pendency of such claims, the Company may continue to incur the costs for its legal defense.

Purchase Commitment

During the quarter ended June 30, 2009, the Company entered into a material manufacturing and supply agreement with a vendor to manufacture certain equipment.  Under the terms of that agreement, the Company is obligated to purchase approximately $1.2 million in equipment over the three year term of the agreement. As of June 30, 2009, the Company had satisfied $38,000 of that obligation.

Purchase Commitment Dispute

The Company has a commitment, under a long-term agreement, to purchase equipment from a vendor.  Under the original terms of the agreement, the Company was obligated to purchase $835,000 and $76,000 of equipment in 2008 and 2009, respectively, after the Company’s acceptance of certain milestones. Issues have arisen under the terms of the agreement, which still remain unresolved as of June 30, 2009.  In early 2008, the Company informed the vendor that numerous defects existed with the equipment.  The vendor failed to remedy the defects in a timely manner and the Company was forced to purchase equipment from a different manufacturer.  Due to the vendor's failure to cure the defects in accordance with the provisions in the agreement, the Company does not believe the required milestones were met.

On April 15, 2009, the Company received a letter from the vendor requesting $300,000 to cover certain costs incurred citing breach of the agreement.  The Company responded to the letter, indicating that certain contract milestones had not been met by the vendor and therefore, the Company was not obligated to purchase equipment under the contract.  The Company ultimately requested a mutual release to the agreement without any cash payment by either party.  The vendor responded to the Company's rebuttal indicating that it disagreed with the Company's assertions, however, was willing to resolve the matter amicably.  The Company believes the vendor's claim lacks merit and does not plan to make any payments.  The Company has not recorded a reserve as it has assessed the likelihood that it would have to pay any amounts as less than probable.

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of our services require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to derive additional revenue.  The Company evaluates such inquiries on a case-by-case basis and has favorably resolved the majority of these tax issues in the past without any material adverse consequences.  During the quarter ended March 31, 2009, the Company settled a long on-going sales tax evaluation with the state of Texas.  The Company and the State of Texas executed an Audit Resolution Agreement and Joint Motion to Dismiss pursuant to which the Company will pay the state approximately $450,000 over a 2 year period.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, the Company began collecting and remitting sales tax in the state of Texas in accordance with the state tax statutes.

The Company is involved in ongoing sales tax inquiries, including certain formal assessments of $601,000, with other states.  As a result of those inquiries and the Texas liability discussed above, the Company recorded a total liability of $872,000 and $867,000 as of June 30, 2009 and December 31, 2008, respectively.  Based on the guidance set forth by SFAS No. 5, Accounting for Contingencies, management has deemed the likelihood that it will be forced to pay an assessment as reasonably possible.

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

For the three and six months ended June 30, 2009 and 2008, the components of accumulated other comprehensive income (loss) were as follows:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Beginning balance	$(92,000)	$1,170,000	$8,000	$1,662,000
Foreign currency translation adjustment	339,000	35,000	221,000	(332,000)
Unrealized gain (loss) during period in investment available-for-sale	20,000	6,000	38,000	(119,000)
Ending balance	$267,000	$1,211,000	$267,000	$1,211,000

(12) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Statement No. 168 “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” FASB Statement No. 168 establishes the FASB Accounting Standards CodificationTM(Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB Statement No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As FASB Statement No. 168 is not intended to change or alter existing GAAP, it will not impact the Company’s condensed consolidated financial statements.  The Company will adjust historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events”. FASB Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, FASB Statement No. 165 provides:

●
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

●	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

●	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

FASB Statement No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In December 2007 the FASB issued SFAS No. 141R, a revision of SFAS No. 141, “Business Combinations,” which applies to all acquiring entities. This Statement establishes principles and requirements for how the acquirer is to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, and how to recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this pronouncement on January 1, 2009.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” The FSP amends the guidance in SFAS No. 141R, “Business Combinations,” to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS No. 141R. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this pronouncement effective January 1, 2009.

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and other-than-temporary impairments of securities.

●
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

●
FSP FAS 115-2 and FAS 124-2. “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.   The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

●
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”  (“FSP No. FAS 142-3”). FSP No. FAS 142-3 applies to recognized intangible assets that are accounted for pursuant to SFAS No. 142. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company. The guidance for determining the useful life of a recognized intangible asset will be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this FSP did not have a material impact on the Company’s financial position, results of operations or cash flows.

(13) SIGNIFICANT CUSTOMER

For the three months ended June 30, 2009 and 2008, the Company generated approximately 15% and 11%, respectively, of total revenue from a national chain, Buffalo Wild Wings together with its franchisees.  For the six months ended June 30, 2009 and 2008, the Company generated approximately 16% and 10%, respectively, of revenue from that chain.  As of June 30, 2009 and 2008, approximately $62,000 and $65,000, respectively, were included in accounts receivable from this customer.

(14) OBLIGATIONS UNDER CAPITAL LEASE

In 2009, the Company entered into a $500,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility in multiple tranches with each individual tranche having 24 month terms.  As of June 30, 2009, the Company had utilized $457,000 of that facility which has been accounted for as a capital lease.

As of June 30, 2009 and December 31, 2008, in aggregate, the Company had obligations under capital leases of $455,000 and $40,000, respectively.

(15) DISCONTINUED OPERATIONS

In November 2006, the Company began to actively pursue the sale of its Hospitality division comprised of NTN Wireless and Software Solutions. In the fourth quarter of 2006, the Company applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to certain of its assets which were held for sale. SFAS No. 144 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and that the Company ceases depreciation, depletion and amortization. As of December 31, 2006, the Hospitality division’s assets were classified as held for sale and the respective assets were revalued as of December 31, 2006. Depreciation on these assets ceased effective December 31, 2006. Additionally, corporate expenses previously allocated to the discontinued operations have been reclassified to Buzztime iTV in accordance with SFAS No. 144.

In March 2007, the Company completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. In October 2007, the Company sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development it was providing. The Company wound down the professional help desk and support and maintenance services as the Company fulfilled its obligations under existing customer agreements. The intellectual property sold constituted substantially all of the remaining operating assets of the Company’s Hospitality Division, which had originally consisted of its Software Solutions and Wireless communications businesses.

The operating results for the Hospitality division have been separately classified and reported as discontinued operations in the consolidated statements of operations as follows:

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
Operating revenues	$4,000	$21,000
Operating expenses	220,000	528,000
Operating loss	$(216,000)	$(507,000)
Other income (expense)	—	—
Loss before income taxes	$(216,000)	$(507,000)
Income tax expense	—	—
Loss from discontinued operations, net of tax	$(216,000)	$(507,000)

The Company accounted for the dissolution of the help desk and support and maintenance operation pursuant to the provisions of Statement of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to dispose of a business segment. Severance for involuntary employee terminations was expensed over the requisite service period in which it was earned as certain employees are required to continue to render service until the Company had fulfilled its obligations under existing customer contracts. Moving, relocation and other associated costs related to the dissolution were expensed as incurred. The Company did not incur severance expenses for involuntary employee terminations after the quarter ended June 30, 2008 and incurred $52,000 for 2008.  The Company concluded its wind down activities in 2008 and it does not expect to incur any additional expenses related to the help desk and support and maintenance function in subsequent periods.

The Company does not have components of assets and liabilities of discontinued operations on its consolidated balance sheet as of June 30, 2009 and December 31, 2008.

(16) GEOGRAPHICAL INFORMATION

The Company has marketed its products in the United States, Canada, and the United Kingdom.  In the third quarter of 2008, the Company ceased its operations in the United Kingdom.  The table below contains information about these geographical areas in which the Company operated.  Total assets are based on location of domicile.

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues by geographical area:
United States	$5,666,000	$6,071,000	$11,223,000	$12,190,000
Canada	619,000	869,000	1,258,000	1,832,000
United Kingdom	—	77,000	—	177,000
Total revenue	$6,285,000	$7,017,000	$12,481,000	$14,199,000

	June 30, 2009	December 31, 2008
Assets by geographical area:
United States	$9,791,000	$6,936,000
Canada	4,924,000	4,726,000
Total assets	$14,715,000	$11,662,000

(17) SHAREHOLDERS’ EQUITY

     The following table summarizes the Company’s shareholders’ equity activities for the six months ended June 30, 2009:

	Series A Cumulative Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2008	$1	$277	$113,267	$(456)	$(105,351)	$8	$7,746
Issuance of stock for exercise of warrants and options		1	28	—	—	—	29
Issuance of stock in lieu of dividends	—	—	8	—	(8)	—	—
Issuance of common stock for the acquisition of intangible assets of iSports, Inc.	—	2	163	—	—	—	165
Issuance of warrants for the acquisition of intangible assets of iSports, Inc.	—	—	371	—	—	—	371
Issuance of common stock for the acquisition of intangible assets of i-am TV	—	8	442	—	—	—	450
Issuance of warrants for the acquisition of intangible assets of i-am TV	—		537	—	—	—	537
Sale of common stock in private placement.	—	12	738	—	—	—	750
Non-cash stock based compensation	—	—	85	—	—	—	85
Accumulated other comprehensive income	—	—	—	—	—	259	259
Net loss	—	—	—	—	(537)	—	(537)
Balances at June 30, 2009	$1	$300	$115,639	$(456)	$(105,896)	$267	$9,855

     The following table summarizes the Company’s shareholders’ equity activities for the six months ended June 30, 2008:

	Series A Cumulative Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2007	$1	$277	$112,942	$(444)	$(98,870)	$1,662	$15,568
Issuance of deferred stock units		—	(2)	—	—	—	(2)
Non-cash stock based compensation	—	—	219	—	—	—	219
Accumulated other comprehensive income	—	—	—	—	—	(451)	(451)
Net loss	—	—	—	—	(4,919)	—	(4,919)
Balances at June 30, 2008	$1	$277	$113,159	$(444)	$(103,789)	$1,211	$10,415

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

In March 2007, we completed the sale of substantially all of the assets of NTN Wireless. In October 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development.  Additionally, we completed the wind down of our professional help desk and support and maintenance services during the third quarter of 2008.  We do not expect to incur any additional expenses related to the help desk and support and maintenance function in subsequent periods.

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

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of June 30, 2009, we had 3,561 United States Network subscribers and 310 Canadian subscribers. Approximately 29% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s, Old Chicago and Damon’s Grill.

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

In March 2007, we completed the sale of substantially all of the assets of NTN Wireless for $2.4 million and recognized a gain, net of tax, of approximately $396,000. In October 2007, we sold certain intellectual property assets of Software Solutions pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development we were providing. The intellectual property sold constituted substantially all of the remaining operating assets of our Hospitality division, which had originally consisted of our Software Solutions and Wireless businesses. We have accounted for our Hospitality division as a reportable segment but we have presented its operations as discontinued operations since the fourth quarter of 2006. We have completed the dissolution and do not anticipate any further costs related to the dissolution of the professional help desk and support and maintenance services.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, the provision for income taxes including the valuation allowance, bad debts, investments, purchase price allocations related to acquisitions, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments.

There have been no material changes in our critical accounting policies, estimates and judgments during the quarter ended June 30, 2009 compared to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following addition:

Purchase Accounting – We have accounted for our acquisitions pursuant to SFAS No. 141R, “Business Combinations.”  We have recorded all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values.  All estimated fair values are preliminary and subject to change.  As a result of the valuation procedures performed, we recorded $1,273,000 in customer relationship intangible assets, $599,000 in unpatented technology, $64,000 of assumed liabilities and a $285,000 earnout liability.  The majority of the customer relationship intangible asset will be amortized on a straight line basis over a period of 44 months and recorded in selling, general and administrative expenses while approximately, $300,000 will be amortized over the three months ending August 31, 2009.  The unpatented technology intangible asset will be amortized on a straight line basis over a period of 60 months and recorded in direct expenses.  The useful lives and amortization methods reflect the estimated period of time by which the underlying intangible asset benefits will be realized.  We recorded $119,000 in amortization expense related to these intangible assets during the three months ended June 30, 2009.

RESULTS OF OPERATIONS

Our Hospitality division is classified as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The operating results for these businesses have been separately classified and reported as discontinued operations in the condensed consolidated financial statements.

Results of Continuing Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Continuing operations, which consists of the Entertainment division, generated a net loss of $282,000 for the three months ended June 30, 2009, compared to net loss of $2,129,000 for the three months ended June 30, 2008.

Revenue

Revenue from continuing operations decreased $732,000 or 10%, to $6,285,000 for the three months ended June 30, 2009 from $7,017,000 for the three months ended June 30, 2008, primarily due to a decrease in average return generated per site related to a strategic reduction in pricing. Comparative site count information for Buzztime iTV Network is as follows:

	Network subscribers As of June 30,
	2009	2008
United States	3,561	3,402
Canada	310	307
United Kingdom	—	37
Total	3,871	3,746

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin from continuing operations for 2009 and 2008:

	Three months ended June 30,
	2009	2008
Revenue	$6,285,000	$7,017,000
Direct costs	1,524,000	1,980,000
Gross margin	$4,761,000	$5,037,000
Gross margin percentage	76%	72%

Gross margin as a percentage of revenue improved to 76% for the three months ended June 30, 2009 compared to 72% in the prior year period. The increase in the gross margin percentage is primarily the result of a reduction in depreciation expense as equipment became fully depreciated, a decrease in communication costs due to the conversion of sites to DSL from satellite communications, a reduction in gaming content costs due to our reduced utilization of consultants and a decrease in direct salaries as a result of a reduced headcount.  Additionally, the increase in the gross margin percentage is partially offset by the decrease in average return generated per site related to a strategic reduction in pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,141,000 or 31%, to $4,859,000 for the three months ended June 30, 2009 from $7,000,000 for the three months ended June 30, 2008.  Selling, general and administrative expenses decreased due to several factors.  Salary expenses decreased $538,000 due to reductions in headcount.  Severance expenses decreased $453,000 due to the resignation of the CEO in the prior year, which resulted in full recognition of his severance.   Marketing expenses decreased $537,000 due to a change in our marketing strategy, including reducing direct mail campaigns, and scheduling of promotions and trade shows.  Consulting services decreased $402,000 as we decreased our overall utilization of external consulting services.  Bad debt expense decreased $165,000 in 2009 compared to 2008 predominately due to recoveries of certain accounts previously written off.  Legal expenses decreased $140,000 due to a decrease in fees regarding corporate governance matters and a trademark infringement case.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $68,000, to $213,000 for the six months ended June 30, 2009 from $145,000 in the prior year due to the acquisition of intangible assets, which has resulted in increased amortization expense.

Interest Income and Expense

Interest income decreased $22,000, to $21,000 for the three months ended June 30, 2009 from $43,000 in the prior year. The decrease was due to lower rate of return as well as a decrease in our average cash balance invested in interest bearing securities.

Interest expense for the three months ended June 30, 2009 is $10,000 and we did not incur interest expense during the three months ended June 30, 2008.  The increase in interest expense is the result of equipment leases we entered into.

Income Taxes

We expect to incur minimal federal and state income tax liability in 2009 related to our U.S. operations.  We also expect to pay income taxes in Canada due to the profitability of NTN Canada.  Our tax provision for the three months ended June 30, 2009 decreased $82,000 compared to the $64,000 provision for income taxes recorded for the three months ended June 30, 2008.  We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.

Results of Discontinued Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

The wind down of our discontinued operations was completed in the third quarter of 2008; therefore, there is no activity to report for the three months ended June 30, 2009. The operating results of the discontinued operations are as follows for the three months ended June 30, 2008:

June 30, 2008
Operating revenues	$4,000
Operating expenses	220,000
Operating loss	$(216,000)
Other	—
Loss from discontinued operations, net of tax	$(216,000)

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	Three months ended
	June 30, 2009	June 30, 2008
Net loss per GAAP	$(282,000)	$(2,345,000)
Interest income, net	(11,000)	(43,000)
Depreciation and amortization	723,000	818,000
Income taxes	(18,000)	64,000
EBITDA	$412,000	$(1,506,000)

Our operations generated EBITDA levels as presented below:

	Three months ended June 30, 2009
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(282,000)	$—	$(282,000)
Interest income, net	(11,000)	—	(11,000)
Depreciation and amortization	723,000	—	723,000
Income taxes	(18,000)	—	(18,000)
EBITDA	$412,000	$—	$412,000

	Three months ended June 30, 2008
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(2,129,000)	$(216,000)	$(2,345,000)
Interest income, net	(43,000)	—	(43,000)
Depreciation and amortization	818,000	—	818,000
Income taxes	64,000	—	64,000
EBITDA	$(1,290,000)	$(216,000)	$(1,506,000)

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Continuing operations, which consists of the Entertainment division, generated a net loss of $537,000 for the six months ended June 30, 2009, compared to net loss of $4,412,000 for the six months ended June 30, 2008.

Revenue

Revenue from continuing operations decreased $1,718,000 or 12%, to $12,481,000 for the six months ended June 30, 2009 from $14,199,000 for the six months ended June 30, 2008, primarily due to a decrease in average revenue generated per site related to a strategic reduction in pricing.

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin from continuing operations for 2009 and 2008:

	Six months ended June 30,
	2009	2008
Revenue	$12,481,000	$14,199,000
Direct costs	3,026,000	4,076,000
Gross margin	$9,455,000	$10,123,000
Gross margin percentage	76%	71%

Gross margin as a percentage of revenue improved to 76% for the six months ended June 30, 2009 compared to 71% in the prior year period. The increase in the gross margin percentage is primarily the result of a reduction in depreciation expense as equipment became fully depreciated, a decrease in communication costs due to the conversion of sites to DSL from satellite communications, a reduction in gaming content costs due to our reduced utilization of consultants and a decrease in direct salaries as a result of a reduced headcount.  Additionally, the increase in the gross margin percentage is partially offset by the decrease in average return generated per site related to a strategic reduction in pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4,574,000 or 32%, to $9,691,000 for the six months ended June 30, 2009 from $14,265,000 for the six months ended June 30, 2008.  Selling, general and administrative expenses decreased due to several factors.  Salary expenses decreased $1,254,000 due to a reduction in headcount.  Severance expenses decreased $444,000 due to the resignation of the CEO in the prior year, which resulted in full recognition of his severance.   Marketing expenses decreased $924,000 due to a change in our marketing strategy, including reducing direct mail campaigns, and scheduling of promotions and trade shows.  Consulting services decreased $784,000 as we decreased our overall utilization of external consulting services.  Software disposal expenses decreased $258,000 as the first quarter of 2008 included a $292,000 impairment charge.  Other taxes decreased $148,000 primarily due to the finalization of the sales settlement with the state of Texas.  Bad debt expense decreased $315,000 in 2009 compared to 2008 predominately due to recoveries of certain accounts previously written off and an increased recovery rate.  Commission expense decreased $66,000 due to decrease of the commission rate paid per sale.  Research and development expenses decreased $64,000 because we did not expend any funds towards R&D during the six months ended June 30, 2009.  Legal expenses decreased $122,000 due to a decrease in fees regarding corporate governance matters and a trademark infringement case.

General expenditures related to seminars, supplies, telephone, professional tax services and payroll processing fees decreased approximately $162,000.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $73,000, to $340,000 for the six months ended June 30, 2009 from $267,000 in the prior year due to the acquisition of intangible assets, which has resulted in increased amortization expense.

Interest Income and Expense

Interest income decreased $38,000, to $64,000 for the six months ended June 30, 2009 from $102,000 in the prior year. The Company’s average cash balance invested in interest bearing securities decreased which resulted in less interest income.

Interest expense increased $12,000 to $12,000 for the six months ended June 30, 2009 from $0 for the six months ended June 30, 2008.  The increase in interest expense is the result of equipment leases we entered into.

Income Taxes

We expect to incur minimal federal and state tax liability in 2009 related to our U.S. operations. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, we recorded a tax provision of $13,000 for the six months ended June 30, 2009. Our tax provision decreased $92,000 for the six months ended June 30, 2009 compared to the $105,000 provision for income taxes recorded for the six months ended June 30, 2008. We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.

Results of Discontinued Operations

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

The wind down of our discontinued operations was completed in the third quarter of 2008; therefore, there is no activity to report for the six months ended June 30, 2009. The operating results of the discontinued operations are as follows for the six months ended June 30, 2008:

June 30, 2008
Operating revenues	$21,000
Operating expenses	528,000
Operating loss	$(507,000)
Other	—
Loss from discontinued operations, net of tax	$(507,000)

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	Six months ended
	June 30, 2009	June 30, 2008
Net loss per GAAP	$(537,000)	$(4,919,000)
Interest income, net	(52,000)	(102,000)
Depreciation and amortization	1,343,000	1,659,000
Income taxes	13,000	105,000
EBITDA	$767,000	$(3,257,000)

Our operations generated EBITDA levels as presented below:

	Six months ended June 30, 2009
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(537,000)	$—	$(537,000)
Interest income, net	(52,000)	—	(52,000)
Depreciation and amortization	1,343,000	—	1,343,000
Income taxes	13,000	—	13,000
EBITDA	$767,000	$—	$767,000

	Six months ended June 30, 2008
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(4,412,000)	$(507,000)	$(4,919,000)
Interest income, net	(102,000)	—	(102,000)
Depreciation and amortization	1,659,000	—	1,659,000
Income taxes	105,000	—	105,000
EBITDA	$(2,750,000)	$(507,000)	$(3,257,000)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had cash and cash equivalents of $3,845,000 compared to cash and cash equivalents of $3,362,000 as of December 31, 2008.  Including the effect of exchange rates on cash, we generated $483,000 in cash in the six months ended June 30, 2009 compared to cash used of $3,657,000 in the six months ended June 30, 2008.  The $4,140,000 increase of cash generated in the six months ended June 30, 2009 compared to the prior year period was driven predominately by the $4,382,000 decrease of net loss.  We have taken strong measures to reduce our use of cash.  Those measures included reducing headcount through strategic reductions in our work force, renegotiated pricing with numerous vendors, a decrease in the use of consultants where practical and a revision of our marketing plan designed to reduce costs while continuing to support our business plan.

During 2009, we intend to continue to rely upon our cash on hand and cash flow from operations to meet our liquidity needs. While we believe that the actions taken in 2008 and the first half of 2009 to reduce our operating costs, improve our gross profit margin and manage our working capital should benefit us in 2009 and beyond, in these uncertain economic times there can be no assurance that those actions will be sufficient.

On May 11, 2009, we entered into an agreement with certain investors in Instant Access Media, LLC whereby they purchased 2,419,355 shares of our Common Stock in a private placement raising $750,000 in additional working capital. That cash will be used to fund general working capital requirements as well as certain capital expenditures.

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

Working Capital

As of June 30, 2009, we had working capital (current assets in excess of current liabilities) of $1,516,000 compared to $874,000 as of December 31, 2008.  The following table shows our change in working capital from December 31, 2008 to June 30, 2009.

Working Capital Increase (Decrease)
(In thousands)
Working capital as of December 31, 2008	$874
Changes in current assets:
Cash and cash equivalents	483
Accounts receivable, net of allowances	138
Investment available-for-sale	38
Prepaid expenses and other current assets	233
Total current assets	892
Changes in current liabilities:
Accounts payable	(503)
Accrued expenses	233
Sales tax payable	188
Accrued salaries	28
Accrued vacation	(25)
Income tax payable	18
Obligations under capital lease	(215)
Deferred revenue	26
Total current liabilities	(250)
Net change in working capital	642
Working capital as of June 30, 2009	$1,516

Cash and cash equivalents increased $483,000 as a result of $804,000 of cash provided by operating activities, $1,229,000 used in investing activities, $737,000 of cash provided by financing activities and a $171,000 effect of changes in exchange rates from converting Canadian Dollars to U.S. Dollars.

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows (in thousands):

	(In thousands) For the six months ended
	June 30, 2009	June 30, 2008
Cash provided by (used in):
Operating activities	$804	$(1,791)
Investing activities	(1,229)	(1,595)
Financing activities	737	(4)
Effect of exchange rates	171	(267)
Net increase (decrease) in cash and cash equivalents	$483	$(3,657)

Net cash from operating activities.  We are dependent on cash flows from operations to meet our cash requirements.  Net cash provided by operating activities was $804,000 during the six months ended June 30, 2009 compared to net cash used in operating activities of $1,791,000 for the six months ended June 30, 2008.  The $2,595,000 change in cash provided by operations was primarily due to a $4,382,000 decrease in our net loss, a decrease in non-cash charges of $1,094,000 and a $975,000 decrease in cash used by operating assets and liabilities.  The significant decrease of our net loss was the primarily the result a $5,551,000 reduction of operating expenses. Our largest use of cash is payroll and related costs.  Payroll and related costs decreased $1,860,000 to $6,021,000 for the six months ended June 30, 2009 from $7,881,000 for the same period in 2008.  This decrease is the result of our strategic reductions in work force in 2008 and the first quarter of 2009.  Our primary source of cash is cash we generate from customers.  Cash received from customers decreased $3,363,000 to $12,038,000 for the six months ended June 30, 2009 from $15,401,000 in 2008 for the same period.   That decrease in cash from customers is due to our strategic decrease in pricing.   The principal changes in non-cash items that affected operating cash flow for the six months ended June 30, 2009 when compared to the same period in 2008 included a $309,000 decrease in depreciation and amortization as assets become fully depreciated, a $336,000  reduction in loss from disposition of equipment  and capitalized software and  a  $315,000 decrease of the provision for doubtful accounts due  to recoveries of certain accounts previously written off and an increased recovery rate.

Cash used in discontinued operations was $789,000 for the six months ended June 30, 2008 compared to $0 cash used for discontinued operations for the same period in 2009.

Net cash from investing activities.  For the six months ended June 30, 2009, we used $1,229,000 in cash for investing activities.  That was a reduction of $366,000 from the prior year period when we used $1,595,000 in cash from investing activities.  The change in cash flows from investing activities when comparing the six months ended June 30, 2009 to the same period in 2008 was due primarily to the following:

●	Cash used for capital expenditures decreased $418,000,

●	Cash used for software development initiatives decreased $121,000, and

●	Cash used for deposits on equipment increased $137,000.

We currently anticipate investing approximately $1.4 million during the remainder of 2009 for capital expenditures in the form of equipment purchases and infrastructure improvements. Our actual future capital requirements will depend on a number of factors, including our cash availability, success in increasing sales, industry competition and technological developments.

Net cash from financing activities.  Net cash provided by financing activities increased $741,000 to $737,000 for the six months ended June 30, 2009 compared to net cash used of $4,000 for the same period in 2008. Included in net cash provided by financing activities for the six months ended June 30, 2009 was cash provided by the exercise of stock options and warrants, which increased $28,000 for the six months ended June 30, 2009 compared to no activity in 2008 for the same period, and cash provided by proceeds from the sale of common stock increased $750,000 due to the aforementioned common stock private placement by Instant Access Media, LLC.  These sources of cash were partially offset by $41,000 in principal payments on capital leases.

Other information.   In 2009, we entered into a $500,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility in multiple tranches with each individual tranche having 24 month terms.  As of June 30, 2009, we utilized $457,000 of that facility which has been accounted for as a capital lease.  We expect to utilize the full $500,000 facility before the end of 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 12 of the condensed consolidated financial statements, “Recent Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of June 30, 2009, we owned common stock of an Australian company, eBet, that is subject to market risk.  The value of the investment has increased $20,000 and $38,000 during the three and six months ended June 30, 2009, respectively, and is recorded as other comprehensive income on our consolidated balance sheet.  We have reviewed the eBet investment in accordance with SFAS No. 115 to determine if the accumulated loss is more than temporary in nature.  We have determined that the loss is temporary based on the fact that the investment appreciated in value in the three and six months ended June 30, 2009.

This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates which would impact the value of the investment.

Our interest income is sensitive to changes in the general level of U.S. and Canadian interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average redemption period of our investment portfolio is 30 days. A 1% change in interest rates would have an effect of approximately $27,000 for a one year period.

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

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of our services require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to derive additional revenue.  We evaluate such inquiries on a case-by-case basis and have favorably resolved the majority of these tax issues in the past without any material adverse consequences.  During the quarter ended March 31, 2009, we settled a long on-going sales tax evaluation with the state of Texas.  Us and the State of Texas executed an Audit Resolution Agreement and Joint Motion to Dismiss pursuant to which we will pay the state approximately $450,000 over a 2 year period.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, the Company began collecting and remitting sales tax in the state of Texas in accordance with the state tax statutes.

We are involved in ongoing sales tax inquiries, including certain formal assessments of $601,000, with other states.  As a result of those inquiries and the Texas liability discussed above, we recorded a total liability of $872,000 and $867,000 as of June 30, 2009 and December 31, 2008, respectively.  Based on the guidance set forth by SFAS No. 5, Accounting for Contingencies, we deemed the likelihood that we will be forced to pay an assessment as reasonably possible.

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

The following risk factor is in addition to the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008:

We may not successfully address problems encountered in connection with any acquisitions.

During the second quarter of 2009, we acquired assets from two businesses and we expect to consider opportunities to acquire or make investments in other technologies, products, and businesses that could complement our current products and services, expand the breadth of our markets or enhance our technical capabilities.  We have a limited history of acquiring and integrating businesses.  Acquisitions and strategic investments involve numerous risks, including:

●	problems assimilating employees, or the purchased products, business operations or technologies;
●	unanticipated costs associated with the acquisition, including accounting and legal charges, capital expenditures, and transaction expenses;
●	diversion of management's attention from our core business;
●	adverse effects on existing business relationships with customers and suppliers;
●	risks associated with entering markets in which we have no or limited prior experience;
●	unanticipated or unknown liabilities relating to the acquired businesses;
●	the need to integrate accounting, management information, manufacturing, human resources and other administrative systems to permit effective management; and
●	potential loss of key employees of acquired organizations.

If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted, and our operating results may suffer.  In addition, if we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders may be diluted.  Also, the anticipated benefit of our acquisitions may not materialize.  Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our operating results or financial condition.  Future acquisitions may also require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Shares issued in connection with iSports Acquisition

As reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2009, in connection with the Company's acquisition of substantially all of the assets of iSports Inc. used in the conduct of iSports' business as a provider of mobile sports and entertainment content, the Company issued to iSports (i) 500,000 unregistered shares of the Company’s common stock, (ii) a warrant to purchase 1,000,000 shares of unregistered common stock, with an exercise price of $0.30 per share, and (iii) a warrant to purchase 500,000 shares of unregistered common stock, with an exercise price of $0.50 per share.  Both such warrants are exercisable for a period of eight years from the date of issuance and contain a cashless or net exercise provision.  The shares of common stock and the warrants to purchase common stock issued to iSports were issued without registration under the Securities Act of 1933 (the "Securities Act"), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and in reliance on similar exemptions under applicable state securities laws.

Shares issued in connection with i-am TV Acquisition

As reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009 (the "May 15, 2009 8-K"), in consideration for the Company's acquisition of certain assets of i-am TV from Instant Access Media, LLC that were used in its business of providing programming and advertising to hospitality venues, the Company issued (i) one million five hundred thousand (1,500,000) unregistered shares of the Company’s Common Stock, (ii) a warrant to purchase one million (1,000,000) shares of unregistered Common Stock with an exercise price of $0.50 per share, (iii) a warrant to purchase one million (1,000,000) shares of unregistered Common Stock with an exercise price of $1.00 per share and (iv) a warrant to purchase one million (1,000,000) shares of unregistered Common Stock with an exercise price of $1.50 per share.

In addition, as reported in the May 15, 2009 8-K, the Company also entered into a securities purchase agreement providing for a private placement of the Company's common stock to three accredited investors, each of whom was a creditor and equity owner of i-am TV.  Under the Securities Purchase Agreement, on May 11, 2009, the Company issued and sold an aggregate of 2,419,355 shares of its common stock at a purchase price of $0.31 per share, raising $750,000 in aggregate proceeds.  The Company expects to use the net proceeds from the private placement for working capital and other general corporate purposes.

The shares of common stock and the warrants to purchase common stock issued in these transactions were issued to accredited investors without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act, and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state securities laws.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

Our 2009 Annual Meeting of Stockholders was held on May 29, 2009.  At this meeting, our stockholders voted on the following two proposals: (1) to elect five directors to hold office until the 2010 annual meeting of stockholders and until their respective successors are duly elected, and (2) to ratify the appointment of Mayer Hoffman McCann P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

Proposal 1: Election of Directors

Nominees:	Votes for	Votes against	Abstentions
Terry Bateman	42,253,892	—	603,658
Jeff Berg	42,262,971	—	594,597
Joseph J. Farricielli, Jr.	41,884,718	—	972,850
Kenneth Keymer	42,250,069	—	607,499
Mary Beth Lewis	42,224,863	—	632,705

Proposal 2: Ratification of Independent Registered Public Accounting Firm

Our stockholders voted to ratify the appointment of Mayer Hoffman McCann P.C.  The votes regarding Proposal No. 2 were as follows:

Votes for	Votes against	Abstentions
42,022,601	522,530	312,432

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description
2.1	Asset Purchase Agreement dated May 11, 2009 between NTN Buzztime, Inc. and Instant Access Media, LLC (1)
10.1	Asset Purchase Agreement dated April 24, 2009 between NTN Buzztime, Inc. and iSports Inc.*
10.2	Form of Warrant issued on April 24, 2009*
10.3	Form of Warrant issued on May 11, 2009*
10.4	Securities Purchase Agreement dated May 11, 2009 between NTN Buzztime, Inc. and the purchaser parties thereto (1)
10.5	Registration Rights Agreement dated May 11, 2009 between NTN Buzztime, Inc. and the parties thereto (1)
10.6	Employment Agreement, dated July 27, 2009, by and between NTN Buzztime, Inc. and Kenneth Keymer (2)
31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a)*
31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a)*
32.1#	Certification of principal executive officer pursuant to Rule 13a-14(b) / 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2#	Certification of principal financial officer pursuant to 13a-14(b) / 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.

(1) Previously filed as an exhibit to the registrant's current report on Form 8-K filed on May 15, 2009 and incorporated by reference.
(2) Previously filed as an exhibit to the registrant’s current report on Form 8-K filed on July 23, 2009 and incorporated by reference.
# This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the registrant whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: August 14, 2009	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)