Form 10-Q
period 2009-09-30
NTN BUZZTIME INC
filed 2009-11-13
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 1, 2009 the registrant had outstanding 60,344,448 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
ITEM 1.   Financial Statements.
NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,217	$3,362
Accounts receivable, net of allowances of $328 and $298, respectively	1,106	636
Investments available-for-sale (Note 6)	180	58
Prepaid expenses and other current assets	719	611
Total current assets	5,222	4,667
Broadcast equipment and fixed assets, net	3,748	3,428
Software development costs, net	1,001	860
Deferred costs	1,228	1,383
Goodwill (Note 5)	1,161	1,032
Intangible assets, net	1,601	185
Other assets	157	107
Deposits on broadcast equipment	41	—
Total assets	$14,159	$11,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$347	$219
Accrued expenses	1,489	1,169
Sales tax payable	772	958
Accrued salaries	241	383
Accrued vacation	399	381
Income tax payable	—	18
Obligations under capital lease	230	8
Deferred revenue	572	657
Total current liabilities	4,050	3,793
Sales tax payable, excluding current portion	181	—
Obligations under capital lease, excluding current portion	172	32
Deferred revenue, excluding current portion	99	91
Other long term liabilities	285	—
Total liabilities	4,787	3,916

Commitments and contingencies (Note 10)
Shareholders’ equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000,000 shares authorized; 161,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	1	1
Common stock, $.005 par value, 84,000,000 shares authorized; 60,348,000 and 55,727,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	300	277
Treasury stock, at cost, 503,000 shares at September 30, 2009 and December 31, 2008	(456)	(456)
Additional paid-in capital	115,686	113,267
Accumulated deficit	(106,664)	(105,351)
Accumulated other comprehensive income (Note 11)	505	8
Total shareholders’ equity	9,372	7,746
Total shareholders’ equity and liabilities	$14,159	$11,662

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues	$6,717	$6,772	$19,198	$20,971
Operating expenses:
Direct operating costs (includes depreciation and amortization of $570 and $619 for the three months ended September 30, 2009 and 2008, respectively, and depreciation and amortization of $1,573 and $2,004 for the nine months ended September 30, 2009 and 2008, respectively)	1,743	1,939	4,769	6,014
Selling, general and administrative	5,474	5,756	15,165	20,022
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	416	133	756	400
Total operating expenses	7,633	7,828	20,690	26,436

Operating loss	(916)	(1,056)	(1,492)	(5,465)

Other (expense) income:
Interest income	7	27	71	129
Interest expense	(23)	(4)	(35)	(4)
Other income	155	69	155	69
Total other (expense) income	139	92	191	194

Loss from continuing operations before income taxes	(777)	(964)	(1,301)	(5,271)
(Benefit from) provision for income taxes	(9)	68	4	173

Loss from continuing operations	(768)	(1,032)	(1,305)	(5,444)
Income (loss) from discontinued operations, net of tax	—	175	—	(332)

Net loss	$(768)	$(857)	$(1,305)	$(5,776)

Net loss per common share
Loss from continuing operations, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.10)
Loss from discontinued operations, basic and diluted	$—	$0.00	$—	$(0.01)
Net loss	$(0.01)	$(0.02)	$(0.02)	$(0.11)

Weighted average shares outstanding
Basic and diluted	59,845	55,196	57,628	55,195

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net loss	$(768)	$(857)	$(1,305)	$(5,776)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	154	(177)	375	(509)
Unrealized holding gain (loss) on investment available-for-sale	84	(58)	122	(177)
Other comprehensive income (loss)	238	(235)	497	(686)
Comprehensive loss	$(530)	$(1,092)	$(808)	$(6,462)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(1,305)	$(5,776)
Loss from discontinued operations, net of tax	—	332
Loss from continuing operations	$(1,305)	$(5,444)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,329	2,404
Provision for doubtful accounts	94	471
Stock-based compensation	133	260
Loss from disposition of equipment and capitalized software	266	378
Changes in operating assets and liabilities:
Accounts receivable	(556)	16
Prepaid expenses and other assets	(106)	154
Accounts payable and accrued expenses	235	672
Income taxes payable	(48)	25
Deferred costs	161	(198)
Deferred revenue	(82)	(162)
Net cash provided by (used in) operating activities from continuing operations	1,121	(1,424)
Discontinued operations	—	(807)
Net cash provided by (used in) operating activities	1,121	(2,231)

Cash flows from investing activities:
Purchases of broadcast equipment and fixed assets	(1,486)	(1,759)
Software development expenditures	(660)	(649)
Deposits on broadcast equipment	(41)	—
Proceeds from sale of equipment and other assets	—	13
Restricted cash	—	16
Net cash used in investing activities from continuing operations	(2,187)	(2,379)
Discontinued operations	—	7
Net cash used in investing activities	(2,187)	(2,372)

Cash flows from financing activities:
Principal payments on capital lease	(94)	(11)
Proceeds from the exercise of stock option and warrants	28	—
Proceeds from the sale of common stock	750	—
Purchase of treasury stock	—	(12)
Net cash provided by (used in) financing activities	684	(23)
Net decrease in cash and cash equivalents	(382)	(4,626)

Effect of exchange rate on cash	237	(390)
Cash and cash equivalents at beginning of period	3,362	10,273
Cash and cash equivalents at end of period	$3,217	$5,257

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine months ended
	September 30, 2009	September 30, 2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32	$4

Income taxes	$177	$163

Supplemental disclosure of non-cash investing and financing activities:

Unrealized holding gain (loss) on investments available-for-sale	$122	$(177)

Equipment acquired under capital leases	$457	$43

Issuance of common stock in payment for preferred dividends	$8	$—

Assumed obligations in connection with the acquisition of intangible assets	$64	$—

Issuance of common stock in connection with the acquisition of intangible assets	$615	$—

Issuance of warrants in connection with the acquisition of intangible assets	$908	$—

Earn-out obligation in connection with the acquisition of intangible assets	$285	$—

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

IWN, Inc., IWN, L.P. and Buzztime Entertainment, Inc. are dormant subsidiaries. As of December 31, 2006, the Company’s Hospitality division was classified as discontinued operations in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, “Property, Plant, and Equipment,” (see Note 15). The operating results for these businesses have been separately classified and reported as discontinued operations in the condensed consolidated financial statements.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009, or any other period. The Company has evaluated and determined that no material events took place after our balance sheet date of September 30, 2009 through our financial statement issuance date of November 13, 2009.

Reclassifications

The Company reclassified the condensed consolidated statement of operations for the three and nine months ended September 30, 2008 to conform to the 2009 presentation.  The Company reclassified the condensed consolidated statement of cash flows for the nine months ended September 30, 2008 to conform to the 2009 presentation.

(2) CASH AND CASH EQUIVALENTS

As of September 30, 2009 and December 31, 2008, the Company had approximately $0 and $2,600,000, respectively, in Canadian dollars invested in a Canadian Variable Rate Guaranteed Investment Contract. The contract, when initiated, had a one year term, which could be redeemed at any time without penalty or loss of interest; therefore, management had classified this security as a cash equivalent since the security was highly liquid.  During the three months ended September 30, 2009, the Canadian Variable Rate Guaranteed Investment Contract expired and the Company elected not to reinvest the funds into a Canadian Variable Rate Guaranteed Investment Contract.

The remaining cash equivalents are deposited in an overnight interest-bearing sweep depository account.

(3) EARNINGS PER SHARE

The Company computes basic and diluted earnings per share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in our earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 9,939,000 and 7,055,000 as of September 30, 2009 and 2008, respectively, were excluded from the computations of diluted net loss per common share as their effect was anti-dilutive.

(4) ACQUISITIONS

iSports Acquisition

On April 24, 2009, the Company entered into an asset purchase agreement with iSports Inc., a California corporation.  iSports was a provider of mobile sports scores, news and interactive gameplay.  Pursuant to the terms of the agreement, in consideration for the acquired assets, the Company issued (i) five hundred thousand (500,000) unregistered shares of the Company’s common stock, (ii) a warrant to purchase one million (1,000,000) shares of unregistered common stock, with an exercise price of $0.30 per share, and (iii) a warrant to purchase five hundred thousand (500,000) shares of unregistered common stock, with an exercise price of $0.50 per share.  In addition, if certain business conditions are satisfied in each of calendar years 2009, 2010 and 2011, the Company would be required to pay as additional consideration 35% of the amount by which the Company’s net media revenues (as defined in the Asset Purchase Agreement) for such years exceed specified threshold amounts.  The agreement also contains customary representations, warranties and covenants.

The total value assigned to the transaction, including liabilities assumed, was calculated as $599,000.  The purchase price of $599,000 was comprised of $371,000 in warrants to purchase shares of unregistered common stock of the Company, $165,000 in unregistered shares of common stock of the Company and approximately $63,000 in assumed liabilities.

The acquired assets will be used by the Company to accelerate the development of its mobile gaming platform.  Following the closing, the Company employed a co-founder of iSports, Inc., Nick Glassman, as the Company’s Executive Vice President of Programming and Technology.

The Company accounted for the acquisition pursuant to ASC No. 805, Business Combinations.  Accordingly, it recorded net assets and liabilities acquired at their fair values.  The purchase price allocation amounts reflected in the Company’s financial statements are preliminary, including those amounts recorded as intangible assets and could change as the purchase price allocation is finalized, which is expected to occur by December 31, 2009.  The purchase price allocation was as follows:

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

i-am TV Acquisition

On May 11, 2009, the Company entered into an asset purchase agreement (the “i-am TV Agreement”) through which it acquired certain assets of “i-am TV” from Instant Access Media, LLC.  i-am TV had been in the business of providing programming and advertising to hospitality venues located in the top 15 designated market areas throughout the United States.  The transaction included the acquisition of approximately 1,400 flat panel television screens installed in 368 locations as well as the related communication equipment.  Pursuant to the terms of the i-am TV Agreement, in consideration for the acquired assets, the Company issued (i) one million five hundred thousand (1,500,000) unregistered shares of the Company’s common stock, (ii) warrants to purchase one million (1,000,000) shares of unregistered common stock with an exercise price of $0.50 per share, (iii) warrants to purchase one million (1,000,000) shares of unregistered common stock with an exercise price of $1.00 per share and (iv) warrants to purchase one million (1,000,000) shares of unregistered common stock with an exercise price of $1.50 per share.  In addition, the Company has agreed to provide future earnout consideration (the “Earnout”) in calendar years 2010 through 2012 based on net advertising revenues as defined in the i-am TV Agreement.  The Earnout will be calculated as the product of the total net advertising revenues for the Company multiplied by the percentage of qualifying venues that have converted from i-am TV to the Company’s Buzztime iTV Network in relation to the total population of Buzztime iTV Network subscribers.  As of September 30, 2009, the Company has converted 100 venues.  The i-am TV Agreement also contained customary representations, warranties and covenants.

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

The Company accounted for the acquisition pursuant to ASC No. 805.  Accordingly, it recorded net assets and liabilities acquired at their fair values.  The fair value calculations are based on certain assumptions, including the number of i-am TV sites that will be converted to Buzztime customers and the incremental cash flows to the Company from those sites.  The purchase price allocation amounts reflected in the Company’s financial statements are preliminary, including those amounts recorded as intangible assets and could change as the purchase price allocation is finalized, which is expected to occur by December 31, 2009.  The purchase price allocation was as follows:

Intangible assets – customer relationships – advertising	$302,000
Intangible assets – customer relationships – subscription	971,000
Total assets	1,273,000

Accounts payable	(1,000)
i-am TV earnout – long term liabilities	(285,000)
Total liabilities	(286,000)

Purchase price allocated to assets and liabilities acquired	$987,000

The purchase price may be increased or decreased if net advertising revenues for the Company deviate from estimations in calendar years 2010, 2011 and 2012. In that event, the purchase price allocation will be adjusted, and reflected in current earnings, in the period that the adjustment becomes necessary.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 4, during the quarter ended June 30, 2009, the Company acquired certain assets of iSports Inc. and Instant Access Media, LLC.  As a result of those transactions, the Company recorded $1,273,000 in customer relationship intangible assets and $599,000 in unpatented technology.  The majority of the customer relationship intangible asset will be amortized on a straight line basis over a period of 44 months and recorded in selling, general and administrative expenses while approximately, $300,000 was amortized over the three months ended August 31, 2009 coinciding with the period that the related advertising revenue was recognized.  The unpatented technology intangible asset will be amortized on a straight line basis over a period of 60 months and recorded in direct expenses.  The useful lives reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized.  The Company recorded $326,000 and $445,000 in amortization expense related to these intangible assets during the three and nine months ended September 30, 2009, respectively.

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2009.  The Company has determined that there were no indications of impairment as of September 30, 2009.

(6) INVESTMENTS AVAILABLE-FOR-SALE

Investment securities consist of equity securities, which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value and unrealized holding gains and losses are excluded from earnings and are reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value. Any resulting impairment is charged to other income (expense) and a new cost basis for the security is established.

The one investment available-for-sale that the Company holds is 2,518,000 shares of its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s holding in eBet represents less than 1% of the current outstanding shares.  The value of the investment increased $84,000 for the three months ended September 30, 2009 compared to a $58,000 decrease for the three months ended September 30, 2008 and increased $122,000 for the nine months ended September 30, 2009 compared to a $177,000 decrease for the nine months ended September 30, 2008.  The unrealized gains and losses of this investment are recorded as other comprehensive income (loss) in the Company’s consolidated balance sheet (see Note 11).  As of September 30, 2009, the cumulative gain of the eBet investment was $16,000.  The Company will continue to monitor this investment for any decline in value that could be deemed other-than-temporary ultimately resulting in future impairments.

(7) FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted ASC No. 820, Fair Value Measurements and Disclosures, prospectively effective January 1, 2008, with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company adopted the remaining aspects of ASC No. 820 relative to nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, prospectively effective January 1, 2009.

ASC 820 applies to certain assets and liabilities that are being measured and reported on a fair value basis.  ASC No. 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements.  Broadly, the ASC No. 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill written down to fair value when determined to be impaired, assets and liabilities with respect to the business combinations closed during 2009, and long-lived assets including capitalized software that are written down to fair value when they are held for sale or determined to be impaired.  The valuation methods for goodwill, assets and liabilities resulting from business combinations, and long-lived assets involve assumptions concerning interest and discount rates, growth projections, and/or other assumptions of future business conditions.  As all of the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the valuation hierarchy.

(8) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain software products for the Entertainment division in accordance with ASC No. 350-40, Intangibles – Goodwill and Other – Internal-Use Software. Amortization of costs related to interactive programs is recognized on a straight-line basis over three years. Amortization expense relating to capitalized software development costs totaled $115,000 and $87,000 for the three months ended September 30, 2009 and 2008, respectively, and $264,000 and $267,000 for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009 and December 31, 2008, approximately $231,000 and $404,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three and nine months ended September 30, 2009 to determine if any impairment exists.  In September 2009, the Company decided to abandon a software development project that was determined to no longer fit with the current strategy or for which it was determined that the marketability of the content had decreased. As a result, an impairment of $256,000 was recognized which was included in selling, general, and administrative expenses for the nine months ended September 30, 2009 compared to a $292,000 impairment recognized for the nine months ended September 30, 2008.  An impairment of $222,000 was recognized which was included in selling, general, and administrative expenses for the three months ended September 30, 2009 and there was no impairment recognized for the three months ended September 30, 2008.

(9) STOCK-BASED COMPENSATION

The Company records stock-based compensation in accordance with ASC No. 718, Compensation – Stock Compensation.  The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

The Company uses the historical stock price volatility as an input to value its stock options under ASC No. 718. The expected term of stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns of the Company, which the Company believes are indicative of future exercise behavior. For the risk-free interest rate, the Company uses the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2009:

	Shares	Weighted average exercise price
Outstanding as of December 31, 2008	5,249,000	$1.22
Granted	3,250,000
Exercised	(176,000)
Forfeited or expired	(3,173,000)
Outstanding as of September 30, 2009	5,150,000	$0.65

The weighted-average fair values per share of the options granted during the three months ended September 30, 2009 and 2008 and nine months ended September 30, 2009 and 2008, as computed using the Black-Scholes pricing models were $0.26, $0.18, $0.18 and $0.20, respectively. The following weighted-average assumptions were used for grants issued for the three and nine months ended September 30, 2009 and 2008 under the ASC No. 718 requirements:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average risk-free interest rate	2.14%	2.94%	1.72%	3.21%
Weighted average volatility	91.67%	67.12%	88.55%	60.58%
Forfeiture rate	17.63%	17.63%	17.63%	17.63%
Expected life	7.18 years	4.61 years	6.05 years	4.49 years
Dividend yield	0.00%	0.00%	0.00%	0.00%

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees was $48,000 and $41,000 for the three months ended September 30, 2009 and 2008, respectively, and $133,000 and $260,000 for the nine months ended September 30, 2009 and 2008, respectively, and is recorded in selling, general and administrative expenses.

As of September 30, 2009, the Company had $641,000 of unrecognized compensation expense related to outstanding unvested options, net of estimated forfeitures, to be recognized over a weighted-average period of 3.33 years.

Deferred Stock Unit Activity

The Company has outstanding 128,000 deferred stock units with performance based accelerated vesting provisions as of September 30, 2009.  Those provisions are based on certain revenue targets for the Company which could result in accelerated vesting of up to 50% of the total award.  The Company has evaluated the likelihood of attaining the performance based targets and they are not considered probable, therefore, accelerated expense has not been recorded.  The Company will continue to monitor its revenue results and should any estimates made regarding the satisfaction of those performance based conditions change at any time during the estimated requisite period, an adjustment will be calculated and recorded in accordance with ASC No. 718.

Warrant Activity

The following table summarizes warrant activity for the nine months ended September 30, 2009:

	Shares	Weighted average exercise price
Outstanding as of December 31, 2008	403,000	$2.71
Granted	4,500,000
Exercised	—
Expired	(403,000)
Outstanding as of September 30, 2009	4,500,000	$0.79

The warrants granted during the nine months ended September 30, 2009 relate to the acquisitions discussed in Note 4.

(10) CONTINGENCIES

The Company is subject to litigation from time to time in the ordinary course of business. There can be no assurance that any or all of the following claims will be decided in the Company’s favor and the Company is not insured against all claims made. During the pendency of such claims, the Company may continue to incur the costs for its legal defense.

Purchase Commitment Dispute

The Company had a commitment, under a long-term agreement, to purchase equipment from a vendor.  Under the original terms of the agreement, the Company was obligated to purchase $835,000 and $76,000 of equipment in 2008 and 2009, respectively, after the Company’s acceptance of certain milestones. Issues arose under the terms of the agreement, which still remain unresolved as of September 30, 2009.  In early 2008, the Company informed the vendor that numerous defects existed with the equipment.  The vendor failed to remedy the defects in a timely manner and the Company was forced to purchase equipment from a different manufacturer.  Due to the vendor's failure to cure the defects in accordance with the provisions in the agreement, the Company does not believe the required milestones were met.

On April 15, 2009, the Company received a letter from the vendor requesting $300,000 to cover certain costs incurred citing breach of the agreement.  The Company responded to the letter, indicating that certain contract milestones had not been met by the vendor and therefore, the Company was not obligated to purchase equipment under the contract.  The Company ultimately requested a mutual release to the agreement without any cash payment by either party.  The vendor responded to the Company's rebuttal indicating that it disagreed with the Company's assertions, however, was willing to resolve the matter amicably.  The last communication was on May 19, 2009, whereby the Company sent a letter which reaffirmed its desire to bring closure to this issue amicably and with no payment by either party.  The Company believes the vendor's claim lacks merit and does not plan to make any payments.  The Company has not recorded a reserve as it has assessed the likelihood that it would have to pay any amounts as less than probable.

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of our services require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to derive additional revenue.  The Company evaluates such inquiries on a case-by-case basis and has favorably resolved the majority of these tax issues in the past without any material adverse consequences.  During the quarter ended March 31, 2009, the Company settled a long on-going sales tax evaluation with the state of Texas.  The Company and the State of Texas executed an Audit Resolution Agreement and Joint Motion to Dismiss pursuant to which the Company will pay the state approximately $450,000 over a 2 year period.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, the Company began collecting and remitting sales tax in the state of Texas in accordance with the state tax statutes.  As of September 30, 2009, $386,000 is due to the State of Texas under this settlement agreement.

The Company is involved in ongoing sales tax inquiries, including certain formal assessments which total $601,000, with other states.  As a result of those inquiries and the Texas liability discussed above, the Company recorded a total liability of $829,000 and $867,000 as of September 30, 2009 and December 31, 2008, respectively.  Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood that it will be forced to pay all or part of these assessments with other states as reasonably possible.

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME

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

For the three and nine months ended September 30, 2009 and 2008, the components of accumulated other comprehensive income were as follows:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Beginning balance	$267,000	$1,211,000	$8,000	$1,662,000
Foreign currency translation adjustment	154,000	(177,000)	375,000	(509,000)
Unrealized gain (loss) during period in investment available-for-sale	84,000	(58,000)	122,000	(177,000)
Ending balance	$505,000	$976,000	$505,000	$976,000

(12) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued transition guidance ASC No. 105-10-65-1, Transition Related to SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, the guidance of which was incorporated in ASC No. 105  Generally Accepted Accounting Principles (“GAAP”). The FASB Accounting Standards Codification TM  (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard effective July 1, 2009, and has incorporated the current codification in this report.

In May 2009, the FASB issued ASC No. 855, Subsequent Events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009 and has and will make the appropriate disclosures, as required.

In December 2007, the FASB issued transition guidance ASC 805-10-65-1 Business Combinations – Overall – Transition Related to SFAS No. 141 (revised 2007),  Business Combinations  (SFAS 141(R)) and SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Review Bulletin (“ARB”) No. 51  (SFAS 160), the provisions of which have been incorporated in ASC 805-10 Business Combinations – Overall  and ASC 805-20  Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest . ASC 805-10 will significantly change current practices regarding business combinations. Among the more significant changes, ASC 805-10 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition -date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805-20 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. ASC 805-10 and ASC 805-20 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of ASC 805-10 and ASC 805-20 did not have a significant impact on the Company’s consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, the Company consummates after the effective date.

In April 2009, the FASB issued transition guidance ASC 820-10-65-4, Fair Value Measurement and Disclosure – Overall – Transition Related to FASB FSP SFAS No. 157-4,  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,  the provisions of which have been incorporated in ASC 820-10-35-51,  Fair Value Measurement and Disclosure – Overall – Subsequent Measurement – Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  ASC 820-10-35-51 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-35-51 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard effective April 1, 2009.

In April 2009, the FASB issued transition guidance ASC 320-10-65-1, Transition Related to FASB Staff Position (“FSP”) SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments,  the provisions of which have been incorporated in ASC 320-10-35,  Investments – Debt and Equity Securities – Overall – Subsequent Measurement  and ASC 320-10-50,  Investments – Debt and Equity Securities – Overall – Disclosure. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. ASC 320-10-35 and ASC 320-10-50 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-35 and ASC 320-10-50 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009. In response to this guidance, in April 2009, the SEC published ASC 320-10-S99-1,  Investments – Debt and Equity Securities – Overall – SEC Materials – Staff Accounting Bulletin (“SAB”) Topic 5M, Other than Temporary Impairment of Certain Investments in Equity Securities.  ASC 320-10-S99-1 maintains the staff’s previous views related to equity securities and excludes debt securities from its scope. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 7 Fair Value Measurements.

FASB ASC 350, Intangibles – Goodwill and Other, ASC 350-30-65, Transition and Open Effective Date Information (“ASC 350-30-65” and formerly referred to as FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC 350-30-65 for determining the useful life of a recognized intangible is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC 350-30-65, however, will be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of ASC 350-30-65 is not expected to have a material impact on the Company’s earnings or the financial position.

(13) SIGNIFICANT CUSTOMER

For the three months ended September 30, 2009 and 2008, the Company generated approximately 15% and 11%, respectively, of total revenue from a national chain, Buffalo Wild Wings together with its franchisees.  For the nine months ended September 30, 2009 and 2008, the Company generated approximately 15% and 12%, respectively, of revenue from that chain.  As of September 30, 2009 and 2008, approximately $71,000 and $158,000, respectively, were included in accounts receivable from this customer.

(14) OBLIGATIONS UNDER CAPITAL LEASE

In 2009, the Company entered into a $500,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility in multiple tranches with each individual tranche having 24 month terms.  Additionally, the equipment lease has a collateral obligation whereby the Company has pledged certain equipment located at the Carlsbad, California location to satisfy the equipment leasing company’s requirements.   As of September 30, 2009, the Company had utilized $457,000 of that facility which has been accounted for as a capital lease.

As of September 30, 2009 and December 31, 2008, in aggregate, the Company had obligations under capital leases of $402,000 and $40,000, respectively.

On October 1, 2009, the Company entered into a $1,000,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having 24 month terms.

(15) DISCONTINUED OPERATIONS

In November 2006, the Company began to actively pursue the sale of its Hospitality division comprised of NTN Wireless and Software Solutions. In the fourth quarter of 2006, the Company applied the provisions of ASC No. 360, “Property, Plant and Equipment,” to certain of its assets which were held for sale. ASC No. 360 requires that a long-lived asset classified as held for sale, be measured at the lower of its carrying amount or fair value, less costs to sell, and that the Company ceases depreciation, depletion and amortization. As of December 31, 2006, the Hospitality division’s assets were classified as held for sale and the respective assets were revalued as of December 31, 2006. Depreciation on these assets ceased effective December 31, 2006. Additionally, corporate expenses previously allocated to the discontinued operations have been reclassified to Buzztime iTV in accordance with ASC No. 360.

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

The operating results for the Hospitality division have been separately classified and reported as discontinued operations in the consolidated statements of operations as follows:

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Operating revenues	$—	$21,000
Operating expenses	2,000	530,000
Operating loss	$(2,000)	$(509,000)
Other income	177,000	177,000
Income (loss) before income taxes	$175,000	$(332,000)
Income tax expense	—	—
Income (loss) from discontinued operations, net of tax	$175,000	$(332,000)

The Company accounted for the dissolution of the help desk and support and maintenance operation pursuant to the provisions of ASC No. 420, “Exit or Disposal Cost Obligations.”  ASC No. 420 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when there is a commitment to dispose of a business segment. Severance for involuntary employee terminations was expensed over the requisite service period in which it was earned as certain employees are required to continue to render service until the Company had fulfilled its obligations under existing customer contracts. Moving, relocation and other associated costs related to the dissolution were expensed as incurred. The Company did not incur severance expenses for involuntary employee terminations after the quarter ended June 30, 2008 and incurred $52,000 for 2008.  The Company concluded its wind down activities in 2008 and it does not expect to incur any additional expenses related to the help desk and support and maintenance function in subsequent periods.

The Company does not have components of assets and liabilities of discontinued operations on its consolidated balance sheet as of September 30, 2009 and December 31, 2008.

(16) GEOGRAPHICAL INFORMATION

The Company has marketed its products in the United States, Canada, and the United Kingdom.  In the third quarter of 2008, the Company ceased its operations in the United Kingdom.  The table below contains information about these geographical areas in which the Company operates or has operated.  Total assets are based on location of domicile.

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues by geographical area:
United States	$6,111,000	$5,952,000	$17,333,000	$18,142,000
Canada	606,000	820,000	1,865,000	2,652,000
United Kingdom	—	—	—	177,000
Total revenue	$6,717,000	$6,772,000	$19,198,000	$20,971,000

	September 30, 2009	December 31, 2008
Assets by geographical area:
United States	$11,485,000	$6,936,000
Canada	2,674,000	4,726,000
Total assets	$14,159,000	$11,662,000

(17) PURCHASE COMMITMENT

During the quarter ended June 30, 2009, the Company entered into a material manufacturing and supply agreement with a vendor to manufacture certain equipment.  Under the terms of that agreement as amended, the Company is obligated to purchase approximately $1 million in equipment over the three year term of the agreement.   As of September 30, 2009, the Company has satisfied $38,000 of that obligation.

 (18) SHAREHOLDERS’ EQUITY

The following table summarizes the Company’s shareholders’ equity activities for the nine months ended September 30, 2009:

	Series A Cumulative Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2008	$1	$277	$113,267	$(456)	$(105,351)	$8	$7,746
Issuance of stock for exercise of options		1	27	—	—	—	28
Issuance of stock in lieu of dividends	—	—	8	—	(8)	—	—
Issuance of common stock for the acquisition of intangible assets of iSports, Inc.	—	2	163	—	—	—	165
Issuance of warrants for the acquisition of intangible assets of iSports, Inc.	—	—	371	—	—	—	371
Issuance of common stock for the acquisition of intangible assets of i-am TV	—	8	442	—	—	—	450
Issuance of warrants for the acquisition of intangible assets of i-am TV	—		537	—	—	—	537
Sale of common stock in private placement.	—	12	738	—	—	—	750
Non-cash stock based compensation	—	—	133	—	—	—	133
Accumulated other comprehensive income	—	—	—	—	—	497	497
Net loss	—	—	—	—	(1,305)	—	(1,305)
Balances at September 30, 2009	$1	$300	$115,686	$(456)	$(106,664)	$497	$9,372

The following table summarizes the Company’s shareholders’ equity activities for the nine months ended September 30, 2008:

	Series A Cumulative Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2007	$1	$277	$112,942	$(444)	$(98,870)	$1,662	$15,568
Issuance of deferred stock units	—	—	(2)	—	—	—	(2)
Non-cash stock based compensation	—	—	260	—	—	—	260
Purchase of treasury stock	—	—	—	(12)	—	—	(12)
Accumulated other comprehensive income	—	—	—	—	—	(686)	(686)
Net loss	—	—	—	—	(5,776)	—	(5,776)
Balances at September 30, 2008	$1	$277	$113,200	$(456)	$(104,646)	$976	$9,352

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, reduction in cash usage, reliance on cash on hand and cash from operations, capital needs, capital expenditures, industry trends and financial position of NTN Buzztime, Inc. and its subsidiaries. Forward-looking statements are based on information currently available to us and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that may be difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, under the section entitled “Risk Factors,” and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other reports we file with the Securities and Exchange Commission from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Our trademarks, trade names and service marks referenced herein include Buzztime, IWN, iTV Network, iSports, and i-am TV. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

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

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of September 30, 2009, we had 3,721 United States Network subscribers and 330 Canadian subscribers. Approximately 29% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s, and Old Chicago.

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

In April 2009, we purchased the assets of iSports, Inc., a provider of mobile sports and entertainment content.  The purchase provided us with mobile sports and entertainment content including near real-time sports scores and news, and interactive gameplay.  In May 2009 we purchased the assets of i-am TV from Instant Access Media, LLC which included approximately 1,400 flat panel television screens located in over 360 hospitality venues.  The acquisition of these screens and other assets expanded our digital broadcast network into new locations.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, the provision for income taxes including the valuation allowance, bad debts, investments, purchase price allocations related to acquisitions, impairment of software development costs, goodwill and broadcast equipment and  intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments.

There have been no material changes in our critical accounting policies, estimates and judgments during the quarter ended September 30, 2009 compared to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following addition:

Purchase Accounting – We have accounted for our acquisitions pursuant to ASC 805, “Business Combinations.”  We have recorded all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values.  All estimated fair values are preliminary and subject to change.  As a result of the valuation procedures performed, we recorded $1,273,000 in customer relationship intangible assets, $599,000 in unpatented technology, $64,000 of assumed liabilities and a $285,000 earnout liability.  The majority of the customer relationship intangible asset will be amortized on a straight line basis over a period of 44 months and recorded in selling, general and administrative expenses while approximately $300,000 was amortized over the three months ended August 31, 2009 coinciding with the period that the related advertising revenue was recognized.  The unpatented technology intangible asset will be amortized on a straight line basis over a period of 60 months and recorded in direct expenses.  The useful lives and amortization methods reflect the estimated period of time by which the underlying intangible asset benefits will be realized.  We recorded $326,000 and $445,000 in amortization expense related to these intangible assets during the three and nine months ended September 30, 2009.

RESULTS OF OPERATIONS

Our Hospitality division is classified as discontinued operations in accordance with ASC No. 360, Property, Plant and Equipment. The operating results for these businesses have been separately classified and reported as discontinued operations in the condensed consolidated financial statements.

Results of Continuing Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Continuing operations, which consists of the Entertainment division, generated a net loss of $768,000 for the three months ended September 30, 2009, compared to net loss of $1,032,000 for the three months ended September 30, 2008.

Revenue

Revenue from continuing operations decreased $55,000 or 1%, to $6,717,000 for the three months ended September 30, 2009 from $6,772,000 for the three months ended September 30, 2008, primarily due to a decrease in average revenue generated per site related to a strategic reduction in pricing, which was partially offset by increases in site count, an increase in advertising revenues and certain nonrecurring hardware sales. Comparative site count information for Buzztime iTV Network is as follows:

	Network subscribers As of September 30,
	2009	2008
United States	3,721	3,438
Canada	330	307
United Kingdom	—	—
Total	4,051	3,745

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin from continuing operations for 2009 and 2008:

	Three months ended September 30,
	2009	2008
Revenue	$6,717,000	$6,772,000
Direct costs	1,743,000	1,939,000
Gross margin	$4,974,000	$4,833,000
Gross margin percentage	74%	71%

Gross margin as a percentage of revenue improved by 3 percentage points to 74% for the three months ended September 30, 2009 compared to 71% in the prior year period. The increase in the gross margin percentage is primarily the result of a reduction in depreciation expense as equipment became fully depreciated, a decrease in communication costs due to the conversion of sites from satellite to DSL communications, a reduction in content costs, a decrease in direct salaries as a result of a reduced headcount and a decrease in average revenue generated per site related to a strategic reduction in pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $282,000 or 5%, to $5,474,000 for the three months ended September 30, 2009 from $5,756,000 for the three months ended September 30, 2008.  Selling, general and administrative expenses decreased due to several factors. Salary expenses decreased $109,000 due to a reduction in headcount that occurred in January 2009.  Severance expenses decreased $167,000 due to severance expenses in the prior year associated with the departure of senior management and of employees located in the UK in connection with the closing of that office.  Consulting services decreased $151,000 as we decreased our overall utilization of external consulting services.  Other taxes decreased $72,000 primarily due to the finalization of the sales settlement with the state of Texas.

The above decreases were offset by a $222,000 impairment charge related to the abandonment of software development projects.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $283,000, to $416,000 for the three months ended September 30, 2009 from $133,000 in the prior year primarily due to the acquisition of intangible assets, which has resulted in increased amortization expense.

Interest Income and Expense

Interest income decreased $20,000, to $7,000 for the three months ended September 30, 2009 from $27,000 in the prior year. The decrease was due to a decrease in our average cash balance invested in interest bearing securities.

Interest expense increased $19,000 to $23,000 for the three months ended September 30, 2009 from $4,000 in the prior year.  The increase in interest expense is the result of equipment leases we entered into.

Other Income

Other income increased $86,000 to $155,000 for the three months ended September 30, 2009 from $69,000 for the three months ended September 30, 2008 due to a foreign currency exchange gain related to intercompany transactions with our Canadian subsidiary.

Income Taxes

We expect to incur minimal federal and state income tax liability in 2009 related to our U.S. operations.  We also expect to pay income taxes in Canada due to the profitability of NTN Canada.  Our tax provision for the three months ended September 30, 2009 decreased $77,000 compared to the $68,000 provision for income taxes recorded for the three months ended September 30, 2008.  We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.

Results of Discontinued Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

The wind down of our discontinued operations was completed in the third quarter of 2008; therefore, there is no activity to report for the three months ended September 30, 2009. The operating results of the discontinued operations are as follows for the three months ended September 30, 2008:

September 30, 2008
Operating revenues	$—
Operating expenses	2,000
Operating loss	$(2,000)
Other income	177,000
Income from discontinued operations, net of tax	$175,000

EBITDA – Consolidated Operations

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is not intended to represent a measure of performance in accordance with U.S. GAAP. Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings or loss.

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	Three months ended
	September 30, 2009	September 30, 2008
Net loss per GAAP	$(768,000)	$(857,000)
Interest expense (income), net	16,000	(23,000)
Depreciation and amortization	986,000	752,000
Income taxes	(9,000)	68,000
EBITDA	$225,000	$(60,000)

Our operations generated EBITDA levels as presented below:

	Three months ended September 30, 2009
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(768,000)	$—	$(768,000)
Interest expense, net	16,000	—	16,000
Depreciation and amortization	986,000	—	986,000
Income taxes	(9,000)	—	(9,000)
EBITDA	$225,000	$—	$225,000

	Three months ended September 30, 2008
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(1,032,000)	$175,000	$(857,000)
Interest income, net	(23,000)	—	(23,000)
Depreciation and amortization	752,000	—	752,000
Income taxes	68,000	—	68,000
EBITDA	$(235,000)	$175,000	$(60,000)

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Continuing operations, which consists of the Entertainment division, generated a net loss of $1,305,000 for the nine months ended September 30, 2009, compared to net loss of $5,444,000 for the nine months ended September 30, 2008.

Revenue

Revenue from continuing operations decreased $1,773,000 or 8%, to $19,198,000 for the nine months ended September 30, 2009 from $20,971,000 for the nine months ended September 30, 2008, primarily due to a decrease in average revenue generated per site related to a strategic reduction in pricing partially offset by increases in site count, an increase in advertising revenues and certain nonrecurring hardware sales.

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin from continuing operations for 2009 and 2008:

	Nine months ended September 30,
	2009	2008
Revenue	$19,198,000	$20,971,000
Direct costs	4,769,000	6,014,000
Gross margin	$14,429,000	$14,957,000
Gross margin percentage	75%	71%

Gross margin as a percentage of revenue improved to 75% for the nine months ended September 30, 2009 compared to 71% in the prior year period. The increase in the gross margin percentage is primarily the result of a reduction in depreciation expense as equipment became fully depreciated, a decrease in communication costs due to the conversion of sites from satellite to DSL communications, a reduction in content costs and a decrease in direct salaries as a result of reduced headcount.  Additionally, the increase in the gross margin percentage is partially offset by the decrease in average revenue generated per site related to a strategic reduction in pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $4,857,000 or 24%, to $15,165,000 for the nine months ended September 30, 2009 from $20,022,000 for the nine months ended September 30, 2008.  Selling, general and administrative expenses decreased due to several factors.  Salary expenses decreased $1,223,000 due to a reduction in headcount that occurred in January 2009.  Severance expenses decreased $682,000 due to severance expenses in the prior year associated with the departure of senior personnel including the CEO and the closing of our UK office.   Marketing expenses decreased $901,000 due to a change in our marketing strategy, including reducing direct mail campaigns and reduced participation in promotions and trade shows.  Consulting expenses decreased $936,000 as we decreased our overall utilization of external consulting services.  Other taxes decreased $220,000 primarily due to the finalization of the sales tax settlement with the state of Texas in the second quarter of 2009.  Bad debt expense decreased $366,000 predominately due to recoveries of certain accounts previously written off and an increased recovery rate.  Legal expenses decreased $197,000 due to a reduction in legal activity regarding corporate governance matters and a trademark infringement case.  Expenses related to seminars, subscriptions and memberships decreased $94,000.  General spend related to payroll processing fees, professional tax services and supplies decreased $193,000.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $356,000, to $756,000 for the nine months ended September 30, 2009 from $400,000 in the prior year due to the acquisition of intangible assets, which has resulted in increased amortization expense.

Interest Income and Expense

Interest income decreased $58,000, to $71,000 for the nine months ended September 30, 2009 from $129,000 in the prior year. The Company’s average cash balance invested in interest bearing securities decreased which resulted in less interest income.

Interest expense increased $31,000 to $35,000 for the nine months ended September 30, 2009 from $4,000 for the nine months ended September 30, 2008.  The increase in interest expense is the result of additional equipment leases we entered into.

Other Income

Other income increased $86,000 to $155,000 for the nine months ended September 30, 2009 from $69,000 for the nine months ended September 30, 2008 due to a foreign currency exchange gain related to intercompany transactions with our Canadian subsidiary.

Income Taxes

We expect to incur minimal federal and state tax liability in 2009 related to our U.S. operations. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, we recorded a tax provision of $4,000 for the nine months ended September 30, 2009. Our tax provision decreased $169,000 for the nine months ended September 30, 2009 compared to the $173,000 provision for income taxes recorded for the nine months ended September 30, 2008. We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.

Results of Discontinued Operations

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

The wind down of our discontinued operations was completed in the third quarter of 2008; therefore, there is no activity to report for the nine months ended September 30, 2009. The operating results of the discontinued operations are as follows for the nine months ended September 30, 2008:

September 30, 2008
Operating revenues	$21,000
Operating expenses	530,000
Operating loss	$(509,000)
Other income	177,000
Loss from discontinued operations, net of tax	$(332,000)

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	Nine months ended
	September 30, 2009	September 30, 2008
Net loss per GAAP	$(1,305,000)	$(5,776,000)
Interest income, net	(36,000)	(125,000)
Depreciation and amortization	2,329,000	2,404,000
Income taxes	4,000	173,000
EBITDA	$992,000	$(3,324,000)

Our operations generated EBITDA levels as presented below:

	Nine months ended September 30, 2009
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(1,305,000)	$—	$(1,305,000)
Interest income, net	(36,000)	—	(36,000)
Depreciation and amortization	2,329,000	—	2,329,000
Income taxes	4,000	—	4,000
EBITDA	$992,000	$—	$992,000

	Nine months ended September 30, 2008
	Entertainment	Discontinued operations	Total
Net loss per GAAP	$(5,444,000)	$(332,000)	$(5,776,000)
Interest income, net	(125,000)	—	(125,000)
Depreciation and amortization	2,404,000	—	2,404,000
Income taxes	173,000	—	173,000
EBITDA	$(2,992,000)	$(332,000)	$(3,324,000)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had cash and cash equivalents of $3,217,000 compared to cash and cash equivalents of $3,362,000 as of December 31, 2008.  Including the effect of exchange rates on cash, we used $145,000 in cash in the nine months ended September 30, 2009 compared to cash used of $5,016,000 in the nine months ended September 30, 2008.  The $4,871,000 decrease of cash used in the nine months ended September 30, 2009 compared to the prior year period was driven predominately by the $4,471,000 decrease of net loss.  We have taken strong measures to reduce our use of cash.  Those measures included reducing headcount through strategic reductions in our work force, renegotiated pricing with numerous vendors, a decrease in the use of consultants where practical and a revision of our marketing plan designed to reduce costs while continuing to support our business plan.

During 2009, we intend to continue to rely upon our cash on hand and cash flow from operations to meet our liquidity needs. While we believe that the actions taken in 2008 and the first three quarters of 2009 to reduce our operating costs, improve our gross profit margin and manage our working capital should benefit us in 2009 and beyond, in these uncertain economic times there can be no assurance that those actions will be sufficient.

On May 11, 2009, we entered into an agreement with certain investors in Instant Access Media, LLC whereby they purchased 2,419,355 shares of our Common Stock in a private placement raising $750,000 in additional working capital. That cash has been used to fund general working capital requirements as well as certain capital expenditures.

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

Working Capital

As of September 30, 2009, we had working capital (current assets in excess of current liabilities) of $1,172,000 compared to $874,000 as of December 31, 2008.  The following table shows our change in working capital from December 31, 2008 to September 30, 2009.

Working Capital Increase (Decrease)
(In thousands)
Working capital as of December 31, 2008	$874
Changes in current assets:
Cash and cash equivalents	(145)
Accounts receivable, net of allowances	470
Investment available-for-sale	122
Prepaid expenses and other current assets	108
Total current assets	555
Changes in current liabilities:
Accounts payable	(128)
Accrued expenses	(320)
Sales tax payable	186
Accrued salaries	142
Accrued vacation	(18)
Income tax payable	18
Obligations under capital lease	(222)
Deferred revenue	85
Total current liabilities	(257)
Net change in working capital	298
Working capital as of September 30, 2009	$1,172

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows:

	(In thousands) For the nine months ended
	September 30, 2009	September 30, 2008
Cash provided by (used in):
Operating activities	$1,121	$(2,231)
Investing activities	(2,187)	(2,372)
Financing activities	684	(23)
Effect of exchange rates	237	(390)
Net decrease in cash and cash equivalents	$(145)	$(5,016)

Net cash from operating activities.  We are dependent on cash flows from operations to meet our cash requirements.  Net cash provided by operating activities was $1,121,000 during the nine months ended September 30, 2009 compared to net cash used in operating activities of $2,231,000 for the nine months ended September 30, 2008.  The $3,352,000 change in cash provided by operations was primarily due to a $4,471,000 decrease in our net loss, a decrease in non-cash charges of $691,000 and a $903,000 decrease in cash used by operating assets and liabilities.  The significant decrease of our net loss was primarily the result of a $5,746,000 reduction of operating expenses. Our largest use of cash is payroll and related costs.  Payroll and related costs decreased $1,536,000 to $9,846,000 for the nine months ended September 30, 2009 from $11,382,000 for the same period in 2008.  This decrease is the result of our strategic reductions in work force in 2008 and the first quarter of 2009.  Our primary source of cash is cash we generate from customers.  Cash received from customers decreased $2,115,000 to $19,062,000 for the nine months ended September 30, 2009 from $21,177,000 in 2008 for the same period.   That decrease in cash from customers is due to our strategic decrease in pricing offset by an increase in site count.   The principal changes in non-cash items that affected operating cash flow for the nine months ended September 30, 2009 when compared to the same period in 2008 included a $75,000 decrease in depreciation and amortization as assets become fully depreciated, a $112,000  reduction in loss from disposition of equipment  and capitalized software and  a  $377,000 decrease of the provision for doubtful accounts due  to recoveries of certain accounts previously written off and an increased recovery rate.

Cash used in discontinued operations was $807,000 for the nine months ended September 30, 2008 compared to $0 cash used for discontinued operations for the same period in 2009.

Net cash from investing activities.  For the nine months ended September 30, 2009, we used $2,187,000 in cash for investing activities, which represents a reduction of $185,000 from the prior year period when we used $2,372,000 in cash from investing activities.  The change in cash flows from investing activities when comparing the nine months ended September 30, 2009 to the same period in 2008 was due primarily to the following:

•	Cash used for capital expenditures decreased $273,000,

•	Cash used for software development initiatives increased $11,000, and

•	Cash used for deposits on equipment increased $41,000.

Net cash from financing activities.  Net cash provided by financing activities increased $707,000 to $684,000 for the nine months ended September 30, 2009 compared to net cash used of $23,000 for the same period in 2008. Included in net cash provided by financing activities for the nine months ended September 30, 2009, was $750,000 in proceeds from the sale of common stock in the aforementioned private placement transaction.  The sources of cash were offset by $94,000 in principal payments on capital leases.

Other information.   In 2009, we entered into a $500,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility in multiple tranches with each individual tranche having a 24 month term.  As of September 30, 2009, we utilized $457,000 of that facility which has been accounted for as a capital lease.  We expect to utilize the full $500,000 facility before the end of 2009.

On October 1, 2009, we entered into a $1,000,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having 24 month terms.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 12 of the condensed consolidated financial statements, “Recent Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks related to currency exchange rates, stock market fluctuations, and interest rates. As of September 30, 2009, we owned common stock of an Australian company, eBet, that is subject to market risk.  The value of the investment has increased $84,000 and $122,000 during the three and nine months ended September 30, 2009, respectively, and is recorded as other comprehensive income on our consolidated balance sheet.

This investment is exposed to further market risk in the future based on the operating results of the Australian company and stock market fluctuations. Additionally, the value of the investment is further subject to changes in Australian currency exchange rates which would impact the value of the investment.

During the nine months ended September 30, 2009, we recognized a $155,000 foreign currency exchange gain related to intercompany transactions with our Canadian subsidiary

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

Sales and Use Tax

 From time to time, state tax authorities will make inquiries as to whether or not a portion of our services require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to derive additional revenue.  We evaluate such inquiries on a case-by-case basis and have favorably resolved the majority of these tax issues in the past without any material adverse consequences.  During the quarter ended March 31, 2009, we settled a long on-going sales tax evaluation with the state of Texas.  We entered into an Audit Resolution Agreement and Joint Motion to Dismiss with the State of Texas pursuant to which we will pay the state approximately $450,000 over a 2 year period.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, the Company began collecting and remitting sales tax in the state of Texas in accordance with the state tax statutes.  As of September 30, 2009, $386,000 is due to the State of Texas under this settlement agreement.

We are involved in ongoing sales tax inquiries, including certain formal assessments of $601,000, with other states.  As a result of those inquiries and the Texas liability discussed above, we recorded a total liability of $829,000 and $867,000 as of September 30, 2009 and December 31, 2008, respectively.  Based on the guidance set forth by ASC No. 450, Contingencies, we deemed the likelihood that we will be forced to pay all or part of these assessments with other states as reasonably possible.

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

During the second quarter of 2009, we acquired assets from two businesses and we expect to consider opportunities to acquire or make investments in other technologies, products, and businesses that could complement our current products and services, expand the breadth of our markets or enhance our technical capabilities.  We have a limited history of acquiring and integrating businesses.  Acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating employees, or the purchased products, business operations or technologies;
•	unanticipated costs associated with the acquisition, including accounting and legal charges, capital expenditures, and transaction expenses;
•	diversion of management's attention from our core business;
•	adverse effects on existing business relationships with customers and suppliers;
•	risks associated with entering markets in which we have no or limited prior experience;
•	unanticipated or unknown liabilities relating to the acquired businesses;
•	the need to integrate accounting, management information, manufacturing, human resources and other administrative systems to permit effective management; and
•	potential loss of key employees of acquired organizations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description

31.1#	Certification of principal executive officer pursuant to Rule 13a-14(a)*

31.2#	Certification of principal financial officer pursuant to Rule 13a-14(a)*

32.1#	Certification of principal executive officer pursuant to Rule 13a-14(b) / 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2#	Certification of principal financial officer pursuant to 13a-14(b) / 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

NTN BUZZTIME, INC.

Date: November 13, 2009	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)