Form 10-K
period 2009-12-31
NTN BUZZTIME INC
filed 2010-03-31
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2009, computed by reference to the closing sale price of the common stock on the NYSE Amex on June 30, 2009, was approximately $17.7 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2010, the Registrant had 60,359,424 shares of common stock outstanding.

Documents Incorporated by Reference.

The information required by Part III of this report to the extent not set forth herein, is incorporated by reference to the Registrant’s proxy statement relating to the annual meeting of stockholders expected to be held on or about June 2, 2010.

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

Overview

We have been in the business of social interactive entertainment for over 25 years.  Our primary source of revenue is our Buzztime iTV Network, which focuses on the distribution of our interactive promotional television game network programming, primarily to over 4,000 hospitality venues such as restaurants and bars throughout North America.  Additionally, we distribute our game content and technology through other third-party consumer platforms, including online, retail games and books.

We have historically operated principally through two operating divisions: Entertainment and Hospitality.  The Entertainment division generates revenue primarily from the Buzztime iTV Network.  Additionally, revenue is generated from the sale of advertising for distribution via the Buzztime iTV Network.

The Hospitality division, which is now discontinued, was historically comprised of NTN Wireless Communications, Inc. (“NTN Wireless”) and NTN Software Solutions, Inc. (“Software Solutions”). In 2006, we determined that the operation of the Hospitality division was not a strategic fit with our core business and committed to a divestiture plan. These operations have been reclassified as discontinued operations from 2006 through 2008. In March 2007, we completed the sale of substantially all of the assets of NTN Wireless, which produced and distributed guest and server paging systems to restaurants and other markets. In October 2007, we sold certain intellectual property assets of Software Solutions, which developed and distributed customer management software to manage reservations and table service in restaurants as well as provided professional help desk services and outsourced software development and support and maintenance services.  The intellectual property assets were sold pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development. Additionally, we completed the wind down of our professional help desk and support and maintenance services during the third quarter of 2008.

Our Strategy

As we continue to focus on our core business and achieving profitability, our business strategy is to increase the distribution of Buzztime branded interactive entertainment in major selected markets, to grow advertising and sponsorship revenue and increase cash flow by becoming a consumer marketing company that attracts growing audiences from our developing integrated network (iTV, web and mobile), that will enable us to acquire high value customers for advertisers and for our own products.

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

●
Develop integrated product offering. We plan to leverage our 25 year history of providing compelling interactive entertainment in the out-of-home digital media industry by extending our brand to the internet and mobile devices.  We believe expanding the availability of Buzztime branded games beyond our traditional hospitality venue-based platform to create a broadly integrated marketing platform and experience will allow us to capture new customer segments, to cross-promote our games across platforms to drive traffic to hospitality venues from the internet/mobile and from  hospitality venues to the internet/mobile and to add value for our media partners and sponsors.  In order to more efficiently and effectively allow us to build out our content offering at lower costs we are executing our plan to migrate our platform to a flash-based architecture.  In late 2009, we introduced a downloadable application available on the iPhone that enables consumers to use their iPhone in place of the Playmaker® to play real-time in any of our over 4,000 locations.   Additionally, we plan to promote Buzztime through online/mobile viral marketing and social networking, online trivia challenges and direct-to-consumer grassroots marketing designed to drive additional interest, excitement and traffic for our games and our venues. We believe that these initiatives could play a significant role in improving our customer retention and increasing sales to new customers.

●
Continue to focus on national key accounts. Currently, national accounts represent approximately 29% of our total subscriber base. We believe we have significant opportunities to grow this segment by offering customized solutions to national accounts. These solutions will be aimed at addressing the revenue, promotional, branding and operational needs of these unique accounts.

Grow advertising and sponsorship revenue

We believe we are well positioned to secure high-quality, long-term sponsorships from advertisers offering strategic advantages and having products that are endemic to bars and restaurants such as the spirits and beer categories.  Our plan is to provide these key sponsors with a completely integrated marketing experience beyond just the media element available with the Buzztime product, which includes game integration and promotions.

Increase distribution of the Buzztime-branded content

Buzztime games are available via satellite through Echostar DISH and Bell Canada ExpressVu on a premium subscription basis.

We intend to broaden Buzztime’s interactive entertainment business and provide more access points for current players and a new generation of viewers. During 2010, we plan to target the online audience through a combination of our own internet presence, partner websites, viral distribution and mobile devices. Our internet and mobile products will combine our casual games with rich media and interactive broadband video to create a compelling next generation entertainment experience that is integrated with our iTV network.  If successful, we believe this could provide a better user experience and create more traffic and awareness for our bar and restaurant customers.

Geographic Areas

The following table presents the geographic breakdown of our revenue for the last two fiscal years.

	Year Ended December 31,
	2009	2008
United States	90%	87%
Canada	10%	12%
United Kingdom	—	1%
Total	100%	100%

The following table presents the geographic breakdown of our long-term tangible assets for our last two fiscal years.

	Year Ended December 31,
	2009	2008
United States	94%	95%
Canada	6%	5%
Total	100%	100%

Recent Asset Acquisitions

iSports

In April 2009, we acquired from iSports Inc., or iSports, substantially all of its assets, including technology and other intangible assets, used in the conduct of its business as a provider of mobile sports and entertainment content.  We are using these acquired assets to accelerate the development of our mobile gaming platform.  Following the closing of the acquisition, we employed a co-founder of iSports as our Executive Vice President of Programming and Technology.

i-am TV

In May 2009, we acquired from Instant Access Media, LLC, or i-am TV, certain of its assets used in the conduct of i-am TV's business as a provider of out-of-home entertainment programming and advertising to hospitality venues.  The assets we acquired consist primarily of approximately 1,400 flat panel television screens located in over 360 hospitality venues in the United States, together with satellite communications equipment.  In addition, we acquired intangible assets related to customer and advertising relationships.  We have used these acquired assets to generate customer leads, increase the number of customer sites by converting approximately 110 of the i-am TV customers, and further develop advertising relationships.

The Entertainment Division

Buzztime iTV Network

The out-of-home Buzztime iTV Network has maintained a unique position in the hospitality industry for over 25 years as a promotional platform providing interactive entertainment to patrons in restaurants and bars (hospitality venues). Approximately 97% of our current consolidated revenues are derived from the Buzztime iTV Network recurring service fees from subscribing hospitality venues (Network subscribers) and advertising revenues.

The iTV Network distributes a wide variety of engaging interactive multi-player games, including trivia quiz shows, play-along sports programming and casino-style and casual games to our Network subscribers. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. In late 2009, we introduced a downloadable application available on the iPhone that will enable patrons to use their iPhone in-venue instead of the Playmaker to play these Buzztime games.  Buzztime players can compete with other players within their hospitality venue and also against players in other Network subscriber venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of December 31, 2009, we had 3,689 United States Network subscribers and 327 Canadian subscribers. Approximately 29% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s and Old Chicago.

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

Technology

In 2005 we launched a new technology platform that is now installed in all new subscribing hospitality venues. The new platform, called iTV2, allows two channels of Buzztime entertainment programming to be electronically delivered to each location. This has enabled channel one to remain as a primarily trivia-based offering to our long-time loyal players while channel two is devoted to new content such as Texas Hold’em and Blackjack. iTV2 uses Windows-based multimedia capabilities, resulting in enhanced, high-resolution graphics and full-motion video. iTV2 technology allows advertisers to use existing video footage in their ads on the Buzztime iTV Network.

The Buzztime iTV Network sends and receives data to our site servers via broadband Internet. Content files (video and graphics) are delivered to our site servers via the EdgeCast content delivery network, a highly scalable third party network with multiple points of presence across the globe.

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

End User “Playmaker” Devices

Our iTV Network system uses a 900 MHz wireless Playmaker, a hand-held radio frequency device with a monochrome LCD display and sealed keypad that players use to enter choices and selections. The Playmakers have been manufactured primarily by a non-affiliated manufacturer in Taiwan and are a rugged combination of hardware and firmware optimized for hospitality environments. There are no breakable exterior components.  In late 2009, we launched the Buzztime Mobile Playmaker, an application that allows our players to interact in-venue with our game content using iPhones and iPod Touches.

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

Sports Games

We have developed and produced a number of interactive sports games for over  25 years including Predict the Play® sports games. Predict the Play sports games call for participants to predict the outcome of events before they happen, primarily in an intensive play-by-play method. One such game in this category is QB1, a live, play-along football game in which players predict the outcome of each play broadcast within professional and collegiate football games. We have developed a following of thousands of loyal players who participate weekly in our customer’s hospitality venues during football season.

In addition to our Predict the Play games, we offer a series of pre-event prediction games. Race Day consists of two game play components: one predictive before the race and one trivia during the race. Points from both elements are added together for a final score. Brackets asks players to predict the outcome of all 65 games of the NCAA Men’s Basketball tournament.

Turn Based Games

In 2005, we released a series of new turn based games. The programming is designed with today’s young adults in mind, and primary products include multi-player card games Blackjack and Texas Hold’em poker. Programming is developed with a goal of securing subscription contracts with new hospitality venues that might not be attracted to our core trivia and sports products, as well as retaining existing hospitality venues with the expanded content offering by driving a broader group of consumers into our subscribing venues, based on varied tastes in interactive entertainment.

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

Competition

We face direct competition in hospitality venues and face competition for total entertainment dollars in the marketplace. A relatively small number of direct competitors are active in the bar and restaurant games market, including Touchtunes Interactive Networks and The Answer Is . . . Productions Inc.  Competing forms of entertainment provided in public venues include music-based systems, live entertainment, cable and pay-per-view programming, coin-operated single-player games/amusements, cell phone and other mobile device games and traffic-building promotions like happy hour specials and buffets.

Buzztime iTV Network Marketing, Sales and Distribution

We market our services to the industry primarily through national and regional trade shows, telemarketing, direct mail, online and direct contact through our field sales and marketing representatives. We organize and track all sales prospects through a distributed database software. We also use the internet to drive leads directly to our sales team. Potential customers learn of our products via marketing and promotional efforts, including direct mail trade ads or trade shows, and are directed to our website, where their information is collected, electronically sorted and delivered to the appropriate sales team.

We sell the Network primarily through direct sales employees organized by regions throughout the United States and Canada. A portion of our sales are made through independent dealers and representatives. Our sales cycle varies by customer type, and is generally longer for national accounts than independent subscribers. Generally, sales can be conducted telephonically rather than in person.

Buzztime iTV Significant Customer

Our customers are diverse and vary in size as well as location. For the years ended December 31, 2009 and 2008, we generated approximately 16% and 12%, respectively, of revenue from a single national chain, Buffalo Wild Wings, together with its franchisees. As of December 31, 2009 and 2008, approximately $71,000 and $47,000, respectively, was included in accounts receivable from this customer.

Buzztime iTV Network Backlog

We historically have not had a significant backlog at any time because we normally can deliver and install new systems at hospitality locations within the delivery schedule requested by customers (generally, within three to four weeks).

The Hospitality Division

In March 2007, we completed the sale of substantially all of the assets of NTN Wireless, which produced and distributed guest and server paging systems to restaurants and other markets. In October 2007, we sold certain intellectual property assets of Software Solutions, which developed and distributed customer management software to manage reservations and table service in restaurants as well as provided professional help desk services and outsourced software development and support and maintenance services.  The intellectual property assets were sold pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development. Additionally, we completed the wind down of our professional help desk and support and maintenance services during the third quarter of 2008.

Licensing, Trademarks, Copyrights and Patents

We keep confidential as trade secrets our technology, know-how and software. The hardware used in our operations is purchased from outside vendors. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information. We have either received, or have applied for, trademark protection for the names of our proprietary programming, to the extent that trademark protection is available for them. Our intellectual property assets, especially trademarks and copyright, are important to our business and, accordingly, we have launched a program directed to the protection of our intellectual property assets, including regular intellectual property protection meetings and ongoing internal education on the protection of intellectual property.

As of December 31, 2009, we owned one U.S. patent covering certain aspects of technology related to an interactive learning system, which expires in 2017. We have a small number of patent applications pending in the United States and Canada related to our interactive, network-based game technologies.  We do not consider technology patents to be central to our competitive position. Instead, our content and branding, which are protected by copyright and trademark law, form the core of our market approach.

We consider the Buzztime and Play Along TV trademarks and our many related trademarks to be valuable assets and have registered these trademarks in the United States and aggressively seek to protect them. Our flagship game titles, Countdown and Showdown are protected by both trademark and copyright registrations in the United States.

We are party to a license agreement with NFL Enterprises L.P. This NFL agreement grants us rights to utilize the trademarks and logos of the NFL member teams and leagues in connection with production and distribution of our QB1 interactive game on the Buzztime Network in the United States and Canada. Under the terms of our license, the NFL has granted us data broadcast rights to conduct our QB1 interactive games on the Buzztime Network in conjunction with the broadcast of NFL football games. During 2009, we renewed our license agreement with the NFL for the 2009 and 2010 seasons.

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

Government Regulations

The cost of compliance with federal, state and local laws has not had a material effect on our capital expenditures, earnings or competitive position to date. In June 1998, we received approval from the Federal Communications Commission for our 900 MHz Playmakers. The 900 MHz Playmaker is an integral component of our network. The multi-player card games offered on the Buzztime Network may be restricted in some jurisdictions; the laws and regulations governing distribution of card games vary in different jurisdictions.

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the industry of interactive television products. Although there are currently few such laws and regulations, state and federal governments may adopt laws and regulations that address issues such as:

●	user privacy;

●	copyrights;

●	gaming, lottery and alcohol beverage control regulations;

●	consumer protection;

●	the media distribution of specific material or content; and

●	the characteristics and quality of interactive television products and services.

In addition, we operate games of chance and, in some instances, award prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require any form of monetary payment. We also operate interactive card games, such as Texas Hold’em poker and Blackjack. These card games are restricted in several jurisdictions. The laws and regulations that govern these games, however, vary in different jurisdictions and are subject to legislative and regulatory change in all of the jurisdictions in which we offer our games, as well as law enforcement discretion. We may find it necessary to eliminate, modify or cancel certain components of our products in certain states or jurisdictions based on changes in law, regulations or law enforcement discretion, which could result in additional development costs and/or the possible loss of customers and revenue.

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

Employees

As of March 15, 2010, we employed approximately 136 people on a full-time basis and 14 people on a part-time basis. We also utilize independent contractors for specific projects and hire as many as 30 seasonal employees as needed to produce our play-along sports games during various professional and collegiate sports seasons. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

ITEM 1A.    Risk Factors

Risk Factors That May Affect Our Business

Our business, results of operations and financial condition could be adversely affected by a number of factors, including the following:

The current economic downturn and credit crisis continue to reduce our revenue and our ability to invest in our ongoing business and new products and could disrupt and materially harm our business.

Negative trends in the general economy and reduced traffic and revenues in the restaurant and hospitality industry continue to depress the market for our products and services.  The current and continuing financial and economic problems have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets.  This financial crisis could adversely affect our operating results if it results, for example, in spending cutbacks at our customers generally or the insolvency of a significant customer.  For instance, during the past two years, a few of our chain customers ceased operations and closed their stores, which resulted in material reduction of subscriber sites.  Tight credit markets could eliminate or delay growth of our customers and the number of customer sites and could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance or complement our Buzztime iTV Network or ability to generate additional revenues, such as from out-of-home advertising.

In addition, global economic conditions, including the credit crisis, increased cost of commodities, widespread employee layoffs, actual or threatened military action by the United States and the continued threat of terrorism, have resulted in decreased consumer spending and may continue to negatively impact consumer confidence and spending.  Continued weakness in consumer confidence or disposable income in general may negatively affect consumer spending at the hospitality venues that comprise the primary customer base for our iTV Network, and may also negatively affect spending by advertisers in the out-of-home market.

We cannot predict other negative events that may have adverse effects on the global economy in general and the hospitality and out-of-home media industries specifically.  However, the factors described above and such unforeseen events could have a material adverse effect on our revenues and operating results.

We may not be able to compete effectively within the highly competitive interactive games and entertainment industries.

We face intense competition in the markets in which we operate. Our Buzztime iTV Network faces significant competition from other companies for total revenues in the overall market for entertainment in hospitality venues.  Our direct competitors in the hospitality games market comprise a small number of significant competitors including Touchtunes Interactive Networks and The Answer Is . . . Productions Inc. Additionally, we compete with a variety of other forms of entertainment for total entertainment dollars in the marketplace. Other forms of entertainment provided in public venues include music-based systems, live entertainment, cable and pay-per-view programming, coin-operated single-player games/amusements, cell phone and other mobile device games and traffic-building promotions like happy hour specials and buffets.

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

We also compete with providers of other content and services available to consumers through online services. The expanded use of online networks and the internet provides computer users with an increasing number of alternatives to video games and entertainment software. With this increasing competition and the rapid pace of change in product and service offerings in the interactive entertainment industry, we must be able to compete in terms of technology, content and management strategy. If we fail to provide competitive, engaging, quality services and products, we will lose revenues to other competitors in the entertainment industry. Increased competition may also result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues and loss of market share.

We may not be able to significantly grow our out-of-home Buzztime iTV Network revenue and implement our other business strategies.

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

Our management turnover creates uncertainties.

We have experienced significant changes in our executive leadership over the past several years.  Terry Bateman was appointed Chief Executive Officer in February of 2009 and announced his resignation for personal reasons in January 2010.  We are actively searching for, but have not yet hired, a new CEO.  Dario Santana, our former CEO and President, separated from our Company in May 2008.  Michael Fleming served as Interim Chief Executive Officer from May 2008 until his resignation in November 2008.  Because of our recent financial and stock performance, geographic location and other business factors in a relatively small industry, we face substantial challenges in attracting and retaining experienced senior executives.  Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team.  Changes to strategic or operating goals with the appointment of new executives may themselves prove to be disruptive. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of company operations and due to cultural differences and friction that may result from changes in strategy and style.  Without consistent and experienced leadership, customers, employees, creditors, stockholders and others may lose confidence in the company.

Our cash flow may not cover current capital needs and we may need to raise additional funds in the future.  Such funds may not be available on favorable terms or at all and, if available, may dilute current stockholders.

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

The emergence of new entertainment products and technologies, changes in consumer preferences, the adoption of new industry standards and other factors may limit the life cycle of our technologies and any future products and services we develop. Accordingly, our future performance will depend on our ability to:

●	identify emerging technological trends and industry standards in our market;

●	identify changing consumer needs, desires or tastes;

●	develop and maintain competitive technology, including new hardware and content products and service offerings;

●
improve the performance, features and reliability of our existing products and services, particularly in response to changes in consumer preferences, technological changes and competitive offerings; and

●	bring technology to the market quickly at cost-effective prices.

If we do not compete successfully in the development of new products and keep pace with rapid technological change, we will be unable to achieve profitability or sustain a meaningful market position. The interactive entertainment and game and out-of-home digital advertising industries are highly competitive and subject to rapid technological changes. We are aware of other companies that are introducing interactive game products on various platforms, including mobile devices and interactive television, that allow players to compete across the nation. Some of these companies may have substantially greater financial resources and organizational capital than we do, which could allow them to identify or better exploit emerging trends and market opportunities. In addition, changes in customer tastes may render our Buzztime iTV network and its content obsolete or noncompetitive.

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

Communication or other equipment failures could result in the cancellation of subscribers and a decrease in our revenues.

We rely on telephone systems to communicate with our subscriber locations. We currently transmit our data to our hospitality customer sites via broadband connectivity. An interruption in communications with our subscriber locations could decrease customer loyalty and satisfaction and result in a cancellation of our services.

We have experienced significant losses, and we may incur significant losses in the future.

We have a history of significant losses, including net losses of $1,501,000 in 2009 and $6,466,000 in 2008 and an accumulated deficit of $106,868,000 as of December 31, 2009. We may also incur future operating and net losses, due in part to expenditures required to implement our business strategies. Despite significant expenditures, we may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter and year to year.

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

During the second quarter of 2009, we acquired assets from two businesses and we expect to consider opportunities to acquire or make investments in other technologies, products, and businesses that could complement our current products and services, expand the breadth of our markets or enhance our technical capabilities.  We have a limited history of acquiring and integrating businesses.  Acquisitions and strategic investments involve numerous risks, which may include:

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

Execution of our growth strategy may result in unsuitable acquisitions and we may fail to successfully integrate acquired companies.

We expect to continue to consider and pursue opportunities to grow our business through acquisitions of other businesses, assets, technologies and products.  We have in the past and may in the future invest significant resources in evaluating, consummating and integrating such acquisitions.  In making acquisition decisions, we may not be successful in selecting businesses, assets, technologies or products that complement our existing or future business and products.  We may also be unsuccessful in integrating any acquired business and personnel.

We may face exposure on sales and use taxes in various states.

From time to time, state tax authorities have made and other states will make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. In the current difficult economic climate, many states are expanding their interpretation of their sales and use tax statutes to derive additional revenue. While in the past the sales and use tax assessments we have paid have not been significant to our operations, it is likely that such expenses will increase in the future.

We have had litigation and may face additional litigation or other challenges related to company control.

Trinad Capital Master Fund, Ltd., which beneficially owned 7% of our common stock as of December 31, 2009, wrote us a series of letters during 2008 critical of our company's performance and of certain decisions of our board.  Trinad also attempted to nominate an alternative slate of Board of Directors candidates for our 2008 annual meeting of stockholders.

In October  2008, Trinad filed a "books and records" proceeding in the Delaware Chancery Court under Section 220 of the Delaware General Corporation Law asking the Court to require us to provide Trinad with certain of the requested information.  This action was dismissed in May 2009.  However, Trinad or other stockholders including hedge funds and similar entities could bring additional litigation against us and/or against directors and officers whom we are obliged to indemnify and defend.  In addition, Trinad or others might attempt to wage a corporate control contest against us and our current Board of Directors.

Any further litigation and/or control contest could be significantly expensive and disruptive, could damage our image with customers, and could destabilize our relationships with key employees, directors and/or stockholders.  Further litigation might seek damages and, if we and/or any officers or directors named as defendants were to lose, we might have to pay damages or indemnify such officers or directors.  If we were to lose a control contest, any new personnel and strategies that may be implemented may not be effective, might be less effective than the present and any changeover would involve significant disruption.  In addition, the costs and expenses of defending and/or setline any such litigation could be significant and any litigation/control-contest process could be time consuming and could divert our management and key personnel from our business operations.  Any of these events could harm our business.

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

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the interactive television products and gaming industries. In the area of interactive television products, state and federal governments may adopt a number of laws and regulations governing any of the following issues:

●	user privacy;

●	copyrights;

●	gaming, lottery and alcohol beverage control regulations;

●	consumer protection;

●	media distribution of specific material or content; and

●	the characteristics and quality of interactive television products and services.

In addition, we operate games of chance and, in some instances, award prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require any form of monetary payment. We also operate interactive card games, such as Texas Hold’em poker and Blackjack. These card games are restricted in several jurisdictions. The laws and regulations that govern these games, however, vary in different jurisdictions and are subject to legislative and regulatory change in all of the jurisdictions in which we offer our games, as well as law enforcement discretion. We may find it necessary to eliminate, modify or cancel certain components of our products in certain states or jurisdictions based on changes in law, regulations or law enforcement discretion, which could result in additional development costs and/or the possible loss of customers and revenue.

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

From time to time, we hire or retain employees or external consultants who may have worked for other companies developing products similar to those that we offer. These other employers may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such litigation could prevent us from exploiting our proprietary portfolio and cause us to incur substantial costs, which in turn could materially adversely affect our business. As of December 31, 2009, we owned one U.S. patent covering certain aspects of technology related to an interactive learning system. This patent will expire in 2017. We have a small number of patent applications pending in the United States and Canada related to our interactive, network-based game technologies. Our pending patent applications and any future applications might not be approved. Moreover, our patents might not provide us with competitive advantages. Third parties might challenge our patents or trademarks or attempt to use infringing technologies or brands which could harm our ability to compete and reduce our revenues, as well as create significant litigation expenses. In addition, patents and trademarks held by third parties might have an adverse effect on our ability to do business and could likewise result in significant litigation expenses. Furthermore, third parties might independently develop similar products, duplicate our products or, to the extent patents are issued to us, design around those patents. Others may have filed and, in the future may file, patent applications that are similar or identical to ours. Such third-party patent applications might have priority over our patent applications. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such interference proceedings could result in substantial cost to us.

We have incurred significant net operating loss carryforwards that we believe we will not be able to fully use.

As of December 31, 2009, we have federal income tax net operating loss carryforwards of approximately $61.7 million, which will begin expiring in 2010.  As of December 31, 2009, we have state income tax net operating loss carryforwards of approximately $16.2 million, which will begin expiring in 2015. We believe that our ability to utilize our net operating loss carryforwards may be substantially restricted by the passage of time and the limitations of Section 382 of the Internal Revenue Code, which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these Section 382 limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available carryforwards. To date we have not quantified the potential impact of these limitations.

Foreign currency exchange rate fluctuations and trade barriers could harm our business.

We operate the Buzztime iTV Network in Canada. Since service fees and operating expenses from our Canadian subsidiary are recognized in its local currency, our financial position and results of operations could be significantly affected by large fluctuations in foreign currency exchange rates or by weak economic conditions in Canada. To the extent we attempt to expand our sales efforts in other international markets, we may also face difficulties in staffing and managing foreign operations, longer payment cycles and problems with collecting accounts receivable and increased risks of piracy and limits on our ability to enforce our intellectual property rights. If we are unable to adequately address the risks of doing business abroad, our business, financial condition and results of operations may be harmed.

Risk Factors Associated with our Common Stock

Our common stock could be delisted or suspended from trading on the NYSE Amex if we fail to maintain compliance with continued listing criteria.

NYSE Amex will normally consider suspending dealings in, or removing from the list, securities selling for a substantial period of time at a low price per share if the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that NYSE Amex deems such action to be appropriate under the circumstances. While NYSE Amex does not provide bright line minimum share price standards for continued listing, we believe that a price less than $1.00 per share for a substantial period of time may be investigated. Our common stock has traded at below $1.00 per share since July 2007.

If we are unable to comply with the NYSE Amex continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from NYSE Amex. Alternatively, in order to avoid delisting by NYSE Amex, we may be required to effect a reverse split of our common stock. The delisting of our common stock from NYSE Amex may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our Restated Certificate of Incorporation, Restated Bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by the then-current Board, including delaying or impeding a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our Board could cause the market price of our common stock to decline.

Future sales of our common stock reserved for issuance pursuant to stock option and warrant exercises may adversely affect the market price of our common stock.

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of December 31, 2009, there were approximately 4,870,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.13 to $0.91 per share. As of December 31, 2009, there were also outstanding warrants to purchase an aggregate of approximately 4,500,000 shares of common stock at exercise prices ranging from $0.30 to $1.50 per share.

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

ITEM 1B.   UnresolvedStaff Comments

  We do not have any unresolved comments issued by the SEC Staff.

ITEM 2.   Properties

We lease approximately 41,000 square feet of office and warehouse space at 5966 La Place Court, Carlsbad, California, for our corporate headquarters. In October 2005, we entered into an amendment to our lease agreement whereby we extended the term of the lease through June 2011. In February 2006, we entered into a second amendment to our lease agreement whereby we expanded the square footage we lease from approximately 39,000 square feet to 41,000 square feet.  The term of the lease for this expanded square footage is also through June 2011.

We lease approximately 3,361 square feet of office space in Santa Monica, California, which expires February 28, 2011.  The property is currently vacant and we are seeking to sublease the property.

The facilities that we lease are suitable for our current needs and are considered adequate to support expected growth.

ITEM 3.   Legal Proceedings

Sales and Use Tax

From time to time, state tax agencies have made and other states will make inquiries as to tax applicability of our service offerings.  Many states have expanded their interpretation of their sales and use tax statues to derive additional revenue.  We evaluate such inquiries on a case-by-case basis and have favorably resolved the majority of these tax issues in the past without any material adverse consequences.

During the quarter ended March 31, 2009, we settled a long on-going sales tax evaluation with the state of Texas.  We entered into an Audit Resolution Agreement and Joint Motion to Dismiss with the State of Texas pursuant to which we will pay the state approximately $450,000 over a 2 year period.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, the Company began collecting and remitting sales tax in the state of Texas in accordance with the state tax statutes.  As of December 31, 2009, $334,000 is due to the State of Texas under this settlement agreement.

We are involved in ongoing sales tax inquiries, including certain formal assessments of $705,000, with other states and provinces.  As a result of those inquiries and the Texas liability discussed above, we recorded a total net liability of $847,000 and $867,000 as of December 31, 2009 and 2008, respectively.  Based on the guidance set forth by ASC No. 450, Contingencies, we deemed the likelihood that we will be required to pay all or part of these assessments with other states as reasonably possible.

ITEM 4.   (Removed and Reserved)

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE Amex under the symbol “NTN.” Set forth below are the high and low sales prices for the common stock as reported by the NYSE Amex for the two most recent fiscal years:

	High	Low
Year Ended December 31, 2009
First Quarter	$0.33	$0.12
Second Quarter	$0.50	$0.21
Third Quarter	$0.58	$0.25
Fourth Quarter	$0.63	$0.42

	High	Low
Year Ended December 31, 2008
First Quarter	$0.64	$0.40
Second Quarter	$0.54	$0.30
Third Quarter	$0.33	$0.20
Fourth Quarter	$0.25	$0.11

On March 15, 2010, the closing price for our common stock as reported on the NYSE Amex was $0.45 and there were approximately 1,138 holders of record.

To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of our Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for our growth. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

We have 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2009 we issued approximately 37,000 common shares for payment of these dividends.

ITEM 6.   Selected Financial Data

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information otherwise required by this item.

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

In March 2007, we completed the sale of substantially all of the assets of NTN Wireless, which produced and distributed guest and server paging systems to restaurants and other markets. In October 2007, we sold certain intellectual property assets of Software Solutions, which developed and distributed customer management software to manage reservations and table service in restaurants as well as provided professional help desk services and outsourced software development and support and maintenance services.  The intellectual property assets were sold pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development. Additionally, we completed the wind down of our professional help desk and support and maintenance services during the third quarter of 2008.

Restructuring of Operations

During the third quarter of 2008, we ceased our operations in the United Kingdom. The closure of operations involved the termination of six employees, relocation of nearly all assets to the United States and disposal of certain other assets.  As of the date we ceased operations, UK operations accounted for less than 1% of the total subscriber sites.

Recent Asset Acquisitions

iSports

In April 2009, we acquired from iSports Inc., or iSports, substantially all of its assets, including technology and other intangible assets, used in the conduct of its business as a provider of mobile sports and entertainment content.  We are using these acquired assets to accelerate the development of our mobile gaming platform.  Following the closing of the acquisition, we employed a co-founder of iSports as our Executive Vice President of Programming and Technology.

i-am TV

In May 2009, we acquired from Instant Access Media, LLC, or i-am TV, certain of its assets used in the conduct of i-am TV's business as a provider of out-of-home entertainment programming and advertising to hospitality venues.  The assets we acquired consist primarily of approximately 1,400 flat panel television screens located in over 360 hospitality venues in the United States, together with satellite communications equipment.  In addition, we acquired intangible assets related to customer and advertising relationships.  We have used these acquired assets to generate customer leads, increase the number of customer sites by converting approximately 110 of the i-am TV customers, and further develop advertising relationships.

The Entertainment Division

The out-of-home Buzztime iTV Network has engaged in business in the hospitality industry for over 25 years as a promotional platform providing interactive entertainment to patrons in restaurants and sports bars. The iTV Network distributes a wide variety of engaging interactive multi-player games, including trivia quiz shows, play-along sports programming, casino-style and casual games to our Network. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. Buzztime players can compete with other players within their hospitality venue and also against players in other Network venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of December 31, 2009, we had 3,689 United States Network subscribers and 327 Canadian subscribers. Approximately 29% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s and Old Chicago.

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

The Hospitality Division

In March 2007, we completed the sale of substantially all of the assets of NTN Wireless, which produced and distributed guest and server paging systems to restaurants and other markets. In October 2007, we sold certain intellectual property assets of Software Solutions, which developed and distributed customer management software to manage reservations and table service in restaurants as well as provided professional help desk services and outsourced software development and support and maintenance services.  The intellectual property assets were sold pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, we discontinued the outsourced software development. Additionally, we completed the wind down of our professional help desk and support and maintenance services during the third quarter of 2008.

Results of Operations

Change in Reporting Format

Our Hospitality Division is classified as discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, Property, Plant, and Equipment.  The operating results for these businesses have been separately classified and reported as discontinued operations in the consolidated financial statements. In accordance with ASC No. 360, corporate expenses previously allocated to these divisions have been reclassified to Buzztime iTV for all years affected.

Results of Continuing Operations

Year Ended December 31, 2009 compared to the Year Ended December 31, 2008

Continuing operations, which consists of the Entertainment division, generated a loss of $1,501,000 for the year ended December 31, 2009 compared to a loss of $6,134,000 for the year ended December 31, 2008.

Revenue

Revenue from continuing operations decreased $1,682,000, or 6%, to $25,814,000 for the year ended December 31, 2009 from $27,496,000 for the year ended December 31, 2008.  This decrease was primarily due to a reduction in average revenue generated per site related to a strategic reduction in pricing, which was partially offset by increases in site count, an increase in advertising revenues primarily related to the i-am TV acquisition and certain nonrecurring hardware sales. Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers as of December 31,
	2009	2008
United States	3,689	3,429
Canada	327	317
Total	4,016	3,746

Direct Costs and Gross Margin

The following table compares the direct costs and gross margins for the Entertainment Division for 2009 and 2008:

	For the year ended December 31,
	2009	2008
Revenues	$25,814,000	$27,496,000
Direct Costs	6,460,000	7,582,000
Gross Margin	$19,354,000	$19,914,000

Gross Margin Percentage	75%	72%

Gross margin as a percentage of revenue increased by three percentage points to 75% for the year ended December 31, 2009 compared to 72% in the prior year.  The three point increase in the gross margin percentage is primarily the result of a reduction of $295,000 in depreciation expense as equipment became fully depreciated, a decrease of $254,000 in communication costs due to the conversion of sites from satellite to DSL communications, a reduction of $331,000 in content costs and a decrease of $291,000 in direct salaries as a result of reduced headcount.  Additionally, the increase in the gross margin percentage is partially offset by the decrease in average revenue generated per site related to our strategic reduction in pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $5,457,000, or 21%, to $20,031,000 in 2009 from $25,488,000 in 2008.  Selling, general and administrative expenses decreased due to several factors.  Payroll and payroll-related expenses decreased $1,454,000 due to a reduction in headcount that occurred in January 2009.  Severance expenses decreased $879,000 due to severance expenses in 2008 associated with the departure of senior personnel including the CEO and the closing of our UK office.  Marketing expenses decreased $1,113,000 due to a change in our marketing strategy, including reducing direct mail campaigns and reduced participation in promotions and trade shows.  Consulting expenses decreased $891,000, as we decreased our overall utilization of external consulting services.  General spending related to payroll processing fees, professional tax and audit services and supplies decreased $343,000. Bad debt expense decreased $330,000 predominately due to an improvement in collection experience.  Legal expenses decreased $162,000 due to a reduction in legal activity regarding corporate governance matters and a trademark infringement case.  Expenses related to seminars, subscriptions and memberships decreased $128,000, and an aggregate $156,000 decrease was related to reduced spending in other miscellaneous expenses.

Depreciation and amortization

Depreciation and amortization not related to direct operating costs increased $387,000, or 73%, to $919,000 in 2009 from $532,000 in 2008 due to the acquisition of intangible assets, which has resulted in increased amortization expense. Approximately $300,000 of this increase was for an acquired intangible asset that was fully amortized in 2009.

Other Income, Net

Other income, net decreased $16,000 to $190,000 in 2009 from $206,000 in 2008. This increase was due to a foreign currency exchange gain of approximately $49,000 related to intercompany transactions with our Canadian subsidiary as well as a legal settlement we received related to a trademark infringement suit.  This increase was offset by a decrease of $66,000 in interest income due to lower average cash balances invested in interest bearing securities, and increased interest expense of $61,000 predominately due to entering into additional equipment leases.

Income Taxes

We expect to report a U.S. tax loss for the year ended December 31, 2009. We expect that we will not incur a federal tax liability; however, we will likely incur state tax liabilities. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, we recorded a tax provision of $95,000 for the year ended December 31, 2009. This was a $139,000 decrease compared to the $234,000 provision for income taxes recorded for the year ended December 31, 2008. We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.  Further, we have not quantified the potential impact that Section 382 of the Internal Revenue Code may have on the ability for us to utilize our net operating loss carryforwards.  The use of some or all of those net operating losses may be limited if certain changes in ownership are deemed to have occurred.

Results of Discontinued Operations

Year Ended December 31, 2008

We completed the wind down of our discontinued operations in the third quarter of 2008; therefore, there is no activity to report for 2009. The operating results of the discontinued operations are as follows for 2008:

December 31,
2008
Operating revenues	$21,000
Operating expenses	530,000
Operating loss	(509,000)
Other income	177,000
Loss from discontinued operations, net of tax	$(332,000)

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the year ended December 31,
	2009	2008
Net loss per GAAP	$(1,501,000)	$(6,466,000)
Interest income, net	(6,000)	(133,000)
Depreciation and amortization	3,193,000	3,101,000
Income taxes	95,000	234,000
EBITDA	$1,781,000	$(3,264,000)

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $3,637,000 compared to cash and cash equivalents of $3,362,000 as of December 31, 2008.  Including the effects of exchange rates, we generated $275,000 in cash in 2009 compared to using cash of $6,911,000 in 2008.  The $7,186,000 decrease of cash used during the twelve months ended December 31, 2009 compared to the prior year period was driven predominately by the $4,965,000 decrease in the amount of our net loss as well as the change in effects of exchange rates of $1,309,000.   In 2008, especially in the second half of the year, and throughout 2009, we took strong measures to reduce our use of cash.  Those measures included the following:

●	reduced headcount through strategic reductions in our work force,

●	renegotiated pricing with numerous vendors,

●	decreased the use of certain vendors and consultants, and

●	decreased marketing spending.

In May 2009, we entered into an agreement with certain investors in i-am TV whereby they purchased 2,419,355 shares of our Common Stock in a private placement raising $750,000 in additional working capital. We have used cash raised in that financing to fund general working capital requirements as well as certain capital expenditures.

During 2010, we intend to continue to rely upon our cash on hand and cash flow from operations to meet our liquidity needs. While we believe that the actions taken in 2008 and 2009 to reduce our operating costs, improve our gross profit margin and manage working capital should benefit us in 2010, there can be no assurance that those actions will be sufficient.

We believe existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for at least the next 12 months. We have no debt obligations other than capital leases.  It is our intention to continuing entering into capital lease facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, further reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, further reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of December 31, 2009, we had working capital (current assets in excess of current liabilities) of $881,000 compared to $967,000 as of December 31, 2008.  The following table shows our change in working capital from December 31, 2008 to December 31, 2009.

Increase (Decrease)
Working capital as of December 31, 2008	$967,000
Changes in current assets:
Cash and cash equivalents	275,000
Accounts receivable, net of allowance	(30,000)
Investment available-for-sale	122,000
Prepaid expenses and other current assets	104,000
Total current assets	471,000
Changes in current liabilities:
Accounts payable	203,000
Accrued compensation	207,000
Accrued expenses	(184,000)
Sales taxes payable	(103,000)
Income taxes payable	(18,000)
Obligations under capital lease	292,000
Deferred revenue	(134,000)
Other current liabilities	294,000
Total current liabilities	557,000
Net change in working capital	(86,000)
Working capital as of December 31, 2009	$881,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying Consolidated Statements of Cash Flows, are summarized as follows:

	For the year ended December 31,
	2009	2008
Cash (used in) provided by:
Operating activities	$2,503,000	$(2,963,000)
Investing activities	(3,170,000)	(2,925,000)
Financing activities	623,000	(24,000)
Effect of exchange rates	319,000	(999,000)
Net (decrease) increase in cash and cash equivalents	$275,000	$(6,911,000)

Net cash from operating activities.  We are dependent on cash flows from operations to meet our cash requirements.  Net cash generated from operating activities was $2,503,000 for the twelve months ended December 31, 2009 compared to net cash used in operating activities of $2,963,000 for the same period in 2008. The $5,466,000 increase in cash provided by operations was primarily due to a decrease of $4,965,000 in the amount of our net loss.

Our largest use of cash is payroll and related costs.  Payroll and related costs decreased $3,217,000 to $12,483,000 in 2009 from $15,700,000 in 2008.  This decrease is the result of our strategic reductions in work force in 2008 and the first quarter of 2009.  Our primary source of cash is cash we generate from customers.  Cash received from customers decreased $2,301,000 to $26,299,000 in 2009 from $28,600,000 in 2008.  That decrease in cash from customers is due to our strategic decrease in pricing offset by an increase in site count.  The principal changes in non-cash items that affected operating cash flow in 2009 when compared to 2008 included a $92,000 increase in depreciation and amortization due to increased amortization expense in connection with the acquisition of intangible assets, offset by a decrease in depreciation expense as a result of fixed assets becoming fully depreciated, a $351,000 reduction in loss from disposition of equipment and capitalized software and a $330,000 decrease of the provision for doubtful accounts due to recoveries of certain accounts previously written off and an increased recovery rate.

Cash used by discontinued operations was $807,000 in 2008 compared to $0 used for discontinued operations in 2009.  The reduction in cash used by discontinued operations was due to the completion of the wind down in operations, which we completed in the third quarter of 2008.

Net cash used by investing activities.  We used $3,170,000 in cash for investing activities for the twelve months ended December 31, 2009 compared to $2,925,000 used in cash for investing activities during the same period in 2008.  The increase in cash flows used in investing activities when comparing the twelve months ended December 31, 2009 to the same period in 2008 was primarily due to an increase of $303,000 in cash used for software development initiatives offset by a decrease of $197,000 in cash used for capital expenditures.

We currently anticipate investing approximately $2.8 million in 2010 for software development and equipment purchases, including payments on capitalized leases. Our actual future capital requirements will depend on a number of factors, including our cash availability, success in increasing sales, industry competition and technological developments.

Net cash from financing activities.  Net cash provided by financing activities increased $647,000 to $623,000 for the twelve months ended December 31, 2009 compared to net cash used of $24,000 for the same period in 2008. Included in net cash provided by financing activities for 2009 was $750,000 in proceeds we received from the sale of common stock in the May 2009 aforementioned private placement financing.  The sources of cash were offset by $155,000 in principal payments on capital leases.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, allowance for doubtful accounts, investments, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses resulting from nonpayment by our customers.  We reserve for all accounts that have been suspended or terminated from our Buzztime iTV Network services and auto debits customers with balances that are greater than 60 days past due. We analyze historical collection trends, customer concentrations and creditworthiness, economic trends and anticipated changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts for specific and general risks. Additional reserves may also be established if specific customers’ balances are identified as potentially uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

We incur a relatively significant level of depreciation expense in relation to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices, and associated electronics and the computers located at our customer’s sites. The Playmakers are depreciated over a seven-year life and associated electronics and computers are depreciated over two to four years.  The depreciable life of these assets was determined based on the shorter of the contractual capital lease period or their estimated useful life, which considers anticipated technology changes. We determined that the useful life our Playmakers that we purchased after June 2009 increased from four to seven years.  This increase is the result of superior digital technology used in the current Playmakers.  The impact of this change is immaterial to the 2009 results of operations.  If our Playmakers and associated electronics and the computers turn out to have longer lives, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers, and associated electronics and the computers turn out to have shorter lives, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

Investments—ASC 320, Investments-Debt and Equity Securities, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of, and business outlook of the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investor conditions deteriorate, we may incur future impairments.

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of ASC No. 350, Intangibles - Goodwill and Other. ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment.

In accordance with ASC No. 360, we assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

We performed our annual test for goodwill impairment by calculating the fair value for NTN Canada, Inc., as of September 30, 2009 and 2008.  The valuation methods employed to determine the fair value for NTN Canada, Inc. as of September 30, 2009 and 2008 were (1) the market approach—guideline company method, (2) the market approach—guideline transaction method and (3) the income approach—discounted cash flow method.

We consider market conditions, new product offerings, pricing and selling strategies, revenue growth rates and additional investment needed to achieve these growth rates. We believe the projections are reasonable based on existing operations and prospective business opportunities. The resulting indicated value from each approach is weighted equally and added to interest bearing debt to arrive at the indicated fair market value of the invested capital. The resulting value is compared against the carrying value of equity after interest bearing debt to determine impairment. As a result of the annual test, we determined that there were no indications of impairment as of September 30, 2009.  We considered the need to perform an additional test of goodwill of our Canadian business as of December 31, 2009, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2009 valuation.

Purchase Accounting – We account for acquisitions pursuant to ASC No. 805, Business Combinations.  We record all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values. The purchase price allocation for the asset acquisitions of iSports and i-am TV are final as of December 31, 2009.

Assessments of Functional Currencies—The United States dollar is our functional currency, except for our operations in Canada where the functional currency is the Canadian dollar.  In 2008, we ceased our operations in the United Kingdom.  Prior to that, the British pound was the functional currency for operations in that entity.  The financial position and results of operations of our foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of our subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the year ended December 31, 2009, we recorded $49,000 in foreign currency transaction gains due to settlements of intercompany transactions and re-measurement of intercompany balances with our Canadian subsidiary, which are included in other income in the accompanying statements of operations.  Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2009, the net impact to our results of operations from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the year ended December 31, 2008.

Revenue Recognition—Our Entertainment Division recognizes revenue from recurring service fees earned from our Network subscribers, advertising revenues and distribution and licensing fees from our Buzztime-branded content and related technology to interactive consumer platforms. To the extent these arrangements contain multiple deliverables, we evaluate the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. Arrangements for the transmission of our Buzztime iTV Network contain two deliverables: the installation of equipment and the transmission of our network content for which we receive monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship. As a result, installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

In addition, the direct expenses of the installation, commissions, setup and training are being deferred and amortized on a straight-line basis and are classified as deferred costs on the accompanying consolidated balance sheets. The amortization period approximates the estimated life of the customer relationship for deferred direct costs that are of an amount that is less than or equal to the deferred revenue for the related contract.  For costs that exceed the deferred revenue, the amortization period is the initial term of the contract, in accordance with ASC No. 605, which is generally one year.

Advertising and royalty revenues are recognized when all material services or conditions relating to the transaction have been performed or satisfied.

Software Development Costs—We capitalize costs related to the development of certain software products for the Entertainment Division in accordance with ASC No. 350.  Amortization of costs related to interactive programs is recognized on a straight-line basis over three years. Amortization expense relating to capitalized software development costs totaled $370,000 and $366,000 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, approximately $554,000 and $404,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the year ended December 31, 2009, and determined to abandon various software development projects that we determined were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $256,000 and $503,000 was recognized for the years ended December 31, 2009 and 2008, respectively, which was included in our selling, general and administrative expenses.

Stock Based Compensation—We estimate the fair value of our stock options using a Black-Scholes option pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported as selling, general and administrative based upon the departments to which substantially all of the associated employees report.

We used the historical stock price volatility as an input to value our stock options under ASC No. 718.  The expected term of our stock options represents the period of time options are expected to be outstanding, and is based on observed historical exercise patterns for our company, which we believe are indicative of future exercise behavior. For the risk-free interest rate, we use the observed interest rates appropriate for the term of time options are expected to be outstanding. The dividend yield assumption is based on our history and expectation of dividend payouts.

The following weighted average assumptions were used for grants issued during 2009 and 2008 under the ASC No. 718 requirements:

	2009	2008
Weighted-average risk-free rate	1.72%	2.97%
Weighted-average volatility	88.55%	63.57%
Dividend yield	0.00%	0.00%
Expected life	6.05 years	4.38 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. We estimated a 17.63% annual forfeiture rate for each of the years ended December 31, 2009 and 2008. Stock-based compensation expense for employees in 2009 and 2008 was $180,000 and $312,000, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

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

ASC No. 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. We have reviewed our tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for income taxes required.

Recent Accounting Pronouncements

In December 2007, the FASB issued transition guidance ASC No. 805-10-65-1 Business Combinations – Overall – Transition Related to SFAS No. 141 (revised 2007),  Business Combinations  (SFAS 141(R)) and SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Review Bulletin (“ARB”) No. 51  (SFAS 160), the provisions of which have been incorporated in ASC No. 805-10 Business Combinations – Overall and ASC No. 805-20  Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest. Among the more significant changes, ASC No. 805-10 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC 805-20 changed the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. ASC No. 805-10 and ASC No. 805-20 are effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted ASC No. 805-10 and ASC No. 805-20 and applied the provisions of the guidance to the asset acquisitions completed during 2009.

In April 2008, the FASB issued ASC No. 350, Intangibles – Goodwill and Other, ASC No. 350-30-65, Transition and Open Effective Date Information (“ASC 350-30-65” and formerly referred to as FSP FAS 142-3). This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC No. 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC No. 350-30-65 for determining the useful life of a recognized intangible is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC No. 350-30-65, however, will be applied prospectively to all intangible assets recognized in our financial statements as of the effective date. The adoption of ASC No. 350-30-65 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued transition guidance ASC No. 320-10-65-1, Transition Related to FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, the provisions of which have been incorporated in ASC 320-10-35, Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC No. 320-10-50, Investments – Debt and Equity Securities – Overall – Disclosure.  The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. ASC No. 320-10-35 and ASC No. 320-10-50 amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC No. 320-10-35 and ASC 320-10-50 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009. In response to this guidance, in April 2009, the SEC published ASC No. 320-10-S99-1, Investments – Debt and Equity Securities – Overall – SEC Materials – Staff Accounting Bulletin (“SAB”) Topic 5M, Other than Temporary Impairment of Certain Investments in Equity Securities.  ASC No. 320-10-S99-1 maintains the staff’s previous views related to equity securities and excludes debt securities from its scope. We adopted this standard effective April 1, 2009, the results of which are disclosed in Note 7, Fair Value of Financial Instruments, to our consolidated financial statements.

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

In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this update did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued transition guidance ASC No. 105-10-65-1, Transition Related to SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, the guidance of which was incorporated in ASC No. 105, Generally Accepted Accounting Principles (“GAAP”). The FASB Accounting Standards     CodificationTM  (“Codification”) has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this standard effective July 1, 2009, and have incorporated the current codification in this report. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued an accounting standards update to ASC No. 820, Fair Value Measurements and Disclosures. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

●	A valuation technique that uses the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities when traded as assets; and

●	Another valuation technique that is consistent with the principles of Topic 820.

This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  Additionally, this update clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This update was effective for the first reporting period beginning after issuance (our interim period ended September 30, 2009).  The adoption of this update did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued an accounting standards update to ASC No. 740, Income Taxes.  This update addresses the need for additional implementation guidance on accounting for uncertainties in income taxes, specifically, whether income tax paid by an entity is attributable to the entity or its owners; what constitutes a tax position for a pass-through entity or a tax-exempt entity; and how to apply the uncertainty in income taxes when a group of related entities comprise both taxable and nontaxable entities.  This update also eliminates certain disclosures for nonpublic entities.  Since we currently apply the standards for accounting for uncertainty in income taxes, this update was effective for financial statements issued for interim and annual periods ending after September 15, 2009 (our interim period ended September 30, 2009).  The adoption of this update did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued an accounting standards update to ASC No. 605-25, Revenue Recognition—Multiple-Element Arrangements.  The purpose of this update is to amend the criteria used for separating consideration in multiple-deliverable arrangements.  In particular, the amendment:

●
Establishes a selling price hierarchy for determining the selling price of a deliverable; replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant;

●
Eliminates using the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and

●	Requires that the best estimate of a selling price is determined in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be our 2011 fiscal year.  Early adoption is permitted.  If adopted early, we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption.  We do not intend to adopt the amendments early.  We do not anticipate that the adoption of this amendment will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued an accounting standards update to ASC No. 985, Software.  The purpose of this update is to change the accounting model for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605.  In addition, this update requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance.  In addition, the update provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be our 2011 fiscal year.  Early adoption is permitted.  If adopted early, we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption.  We do not intend to adopt the amendments early.  We do not anticipate that the adoption of this amendment will have a material impact on our consolidated financial statements.

ITEM 7A.   Quantitativeand Qualitative Disclosures about Market Risk

Under SEC rules and regulations, as a smaller reporting company we are not required to provide the information otherwise required by this item.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B.   Other Information

Not Applicable.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our executive officers:

Name	Age (1)	Position(s) Held
Terry Bateman	53	President and Chief Executive Officer
Kendra Berger	43	Chief Financial Officer
Ken Keymer	61	Chief Operating Officer
Peter Boylan III	47	Executive Vice President of Sales
Nick Glassman	36	Executive Vice President of Programming and Technology

(1)	As of March 31, 2010.

The following biographical information is furnished with respect to our other executive officers:

Terry Bateman was appointed our President and Chief Executive Officer in February 2009 and has served on our Board of Directors since November 2008.  Mr. Bateman has nearly 30 years executive experience in developing, growing, managing and selling businesses.  Mr. Bateman has been a personal investor in Red Zone Capital from 2006 to the present, and in connection with that investment activity, served as CEO of Dick Clark Productions, a television production company, from June 2007 to February 2008.  Prior to that, Mr. Bateman served as interim Chief Marketing Officer of the Washington Redskins, a professional football team, from September 2006 to June 2007.  From September 2005 to September 2006, Mr. Bateman served as President and Chief Executive Officer at Barton Cotton, Inc., a provider of integrated direct marketing fundraising services to non-profit organizations, and prior to that, served as its Executive Vice President of Fundraising beginning in 1998.  He was President of Snyder Communications' Marketing Services Division between 1994 and 1997.  Mr. Bateman was Executive Vice President, Vice President and Director of Whittle Communications between 1981 and 1994, having begun his career in marketing with The Gillette Company between 1979 and 1981.  Mr. Bateman holds a B.S. in Economics from the University of Tennessee. In January 2010, Mr. Bateman announced his intention to resign as CEO.  Mr. Bateman will remain active on the Board of Directors and be involved in finding his replacement, which we expect will be completed in the second quarter of 2010.

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

Ken Keymer was appointed our Chief Operating Officer in July 2009 and served on our Board of Directors from November 2008 until July 2009.  Mr. Keymer has nearly 30 years of experience as an executive in large restaurant chain operations. He previously served as CEO of VICORP Restaurants between April 2007 and May 2008, where he oversaw the operations of 390 restaurants under the Baker’s Square and Village Inn brand names, two commissaries and a dessert manufacturing operation. He led a senior executive team in developing sales- and profit-enhancing menu initiatives and prototype designs, successfully reducing losses and improving profitability. He had served as a member of VICORP’s Board of Directors since July 2005 before additionally becoming CEO at the request of the Board of Directors and investors.  Mr. Keymer served as CEO of 1,800-unit AFC Enterprises between September 2005 and May 2007, having been President of that publicly traded company’s Popeyes Chicken and Biscuits business segment between June 2004 and September 2005. In those capacities, he was instrumental in enhancing relations with the investment community, achieving new unit growth of approximately 10% per year, broadening the menu and leading the company through the crisis of Hurricane Katrina, which severely impacted one of its most important geographic regions. In the 1984 through 1986 period, he had been a Vice President of Popeyes.  Prior to June 2004, he was President, Co-CEO and Board member of Noodles & Company; President, COO and Board member of Sonic Corporation and its subsidiaries; Executive Vice President of Perkins Family Restaurants; Senior Vice President of Boston Chicken; Vice President of Taco Bell Corporation; V.P. Operations and Human Resources with Sambos Restaurants; and Director of Human Resources for Hardee’s Food Systems. Prior to beginning his foodservice career in 1979, he held positions with the Office of the Chief of Naval Operations and the Defense Intelligence Agency. He holds an M.S.A in Information Technology from George Washington University and a B.S. in Engineering from the U.S. Naval Academy.

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

Nick Glassman was appointed Executive Vice President, Programming & Technology in April 2009, following our acquisition of substantially all the assets of iSports Inc., a company he founded in 2008. His 15-year career has focused on creating advanced user experiences out of emerging technology, with a focus on wireless. Prior to founding iSports, Mr. Glassman was Co-Founder, VP of Product Development of Transpera, a provider of web videos for mobile phones from 2007 until 2008. Previous to co-founding Transpera, from 2004 until 2007 he served as the Executive Producer of Qualcomm's MediaFLO USA, Inc., responsible for managing the design, integration, and launch of mobile video broadcasting services for FOX, CBS, NBC, ESPN, MTV, Comedy Central, and Nickelodeon on Verizon and AT&T. Prior to 2004, he also managed consumer applications at PacketVideo, a provider of streaming audio and video over wireless networks, and previously held senior positions at Excite, Inc., Moxi Digital, and Silicon Graphics. He began his career in 1996 at Pixar Animation Studios, working on the groundbreaking 'Toy Story' feature release.

Additional information responsive to Part III, Item 10 will be included in our proxy statement relating to our 2010 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2009 (the “Proxy Statement”) including under the captions entitled “Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Exhibits. The following exhibits are filed as a part of this report:

INDEX TO EXHIBITS

Exhibit	Description
2.1	Asset Purchase Agreement dated May 11, 2009 between NTN Buzztime, Inc. and Instant Access Media, LLC (13)

2.2	Asset Purchase Agreement dated April 24, 2009 between NTN Buzztime, Inc. and iSports Inc.(1)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (2)

3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (5)

3.3	Bylaws of the Company, as amended (3)

4.1	Specimen Common Stock Certificate (12)

4.2	Form of Common Stock Purchase Warrant issued on January 30, 2004 by and between Roth Capital Partners, LLC and the Company (10)

4.3	Form of Common Stock Purchase Warrant issued on April 24, 2009 by and between NTN Buzztime, Inc. and iSports Inc. (1)

4.4	Form of Common Stock Purchase Warrant issued on May 11, 2009 by and between NTN Buzztime, Inc. and Instant Access Media, LLC (1)

4.5	Registration Rights Agreement dated as of May 11, 2009 by and between the Company and Instant Access Media, LLC et al. (13)

10.1	Securities Purchase Agreement dated as of May 11, 2009 by and between the Company and certain creditors and members of Instant Access Media, LLC (13)

10.2*	2004 Performance Incentive Plan (15)

10.3	Office Lease, dated July 17, 2000, by and between Prentiss Properties Acquisition Partners, L.P. and the Company (8)

10.4	First Amendment to Lease, dated October 4, 2005, by and between Prentiss Properties Acquisition Partners, L.P. and the Company (16)

10.5	Second Amendment to Lease, dated as of February 16, 2006, by and between Cognac Campus LLC (successor to Prentiss Properties) and the Company (1)

10.6*	2009 Incentive Bonus Plan (1)

10.7*	Form of Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan (4)

10.8*	Form of Non-Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan (4)

10.9*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan (4)

10.10*	Form of Initial Director Stock Option Agreement under the 2004 Performance Incentive Plan (4)

10.11*	Form of Annual Director Stock Option Agreement under the 2004 Performance Incentive Plan (4)

10.12*	Summary of Non-Employee Director Compensation (4)

10.13*	Retention and Severance Agreement, dated June 27, 2008, by and between the Company and Kendra Berger (2)

10.14*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan (2)

10.15*	Amendment to Stock Option Grants, dated October 16, 2008, by and between the Company and Barry Bergsman (14)

10.16*	Consultation Agreement, dated November 18, 2008, by and between the Company and Terry Bateman (7)

10.17*	Employment Agreement, dated February 2, 2009, by and between the Company and Terry Bateman (11)

10.18*	Separation Agreement, dated February 6, 2009, by and between the Company and Gary Arlen (6)

10.19*	Employment Agreement, dated as of July 27, 2009, by and between the Company Kenneth Keymer (9)

10.20	Master Equipment Lease dated as of September 29, 2009, by and between the Company and Data Sales Co. (1)

14.1	Company Code of Ethics (7)

21.1	Subsidiaries of Registrant (7)

23.1	Consent of Mayer Hoffman McCann P.C. (1)

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Management Contract or Compensatory Plan
#
This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed herewith.
(2)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.
(4)	Previously filed as an exhibit to NTN’s report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.
(5)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
(6)	Previously filed as an exhibit to NTN’s report on Form 8-K filed February 9, 2009 and incorporated herein by reference.
(7)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.
(8)	Previously filed as an exhibit to NTN’s report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
(9)	Previously filed as an exhibit to the registrant's current report on Form 8-K filed on July 23, 2009 and incorporated by reference.
(10)	Previously filed as an exhibit to NTN’s report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.
(11)	Previously filed as an exhibit to NTN’s report on Form 8-K filed February 4, 2009 and incorporated herein by reference.
(12)	Previously filed as an exhibit to NTN’s registration statement on Form 8-A, File No. 0-19383, and incorporated by reference..
(13)	Previously filed as an exhibit to the registrant's current report on Form 8-K filed on May 15, 2009 and incorporated by reference.
(14)	Previously filed as an exhibit to NTN’s report on Form 8-K filed October 21, 2008 and incorporated herein by reference.
(15)	Previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed by NTN on September 3, 2004 and incorporated herein by reference.
(16)	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on July 12, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTN BUZZTIME, INC.

By:	/s/ KENDRA BERGER
Kendra Berger Chief Financial Officer (As Principal Financial and Accounting Officer)

Dated: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY A. BATEMAN	Chief Executive Officer and Director	March 31, 2010
Terry A. Bateman

/s/ JEFF BERG	Director and Chairman of the Board	March 31, 2010
Jeff Berg

/s/ MARY BETH LEWIS	Director	March 31, 2010
Mary Beth Lewis

/s/ MICHAEL J. BUSH	Director	March 31, 2010
Michael J. Bush

NTN BUZZTIME, INC. AND SUBSIDIARIES
(Formerly NTN Communications, Inc. and Subsidiaries)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
NTN Buzztime, Inc.

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. Our audit also included the financial statement schedule for each of the years ended December 31, 2009 and 2008, listed in the Index at Item 15.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA
March 31, 2010

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,637	$3,362
Accounts receivable, net of allowances of $321 and $298, respectively	606	636
Investments available-for-sale (Note 7)	180	58
Prepaid expenses and other current assets	715	611
Total current assets	5,138	4,667
Broadcast equipment and fixed assets, net	3,809	3,428
Software development costs, net of accumulated amortization of $1,197 and $1,002, respectively	1,374	860
Deferred costs	999	1,383
Goodwill (Note 6)	1,202	1,032
Intangible assets, net (Note 6)	1,585	185
Other assets	190	107
Total assets	$14,297	$11,662

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$422	$219
Accrued compensation (Note 8)	1,075	868
Accrued expenses	788	972
Sales taxes payable	855	958
Income taxes payable	-	18
Obligations under capital lease - current portion (Note 16)	300	8
Deferred revenue	523	657
Other current liabilities	294	-
Total current liabilities	4,257	3,700
Sales taxes payable, excluding current portion	128	-
Obligations under capital leases, excluding current portion	173	32
Deferred revenue, excluding current portion	82	91
Other liabilities	239	93
Total liabilities	4,879	3,916
Commitments and contingencies (Notes 16 and 17)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value,
$161 liquidation preference, 5,000 shares authorized; 161 shares issued and
outstanding at December 31, 2009 and December 31, 2008	1	1
Common stock, $.005 par value, 84,000 shares authorized; 60,359 and 55,727
shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	302	277
Treasury stock, at cost, 503 shares at December 31, 2009 and December 31, 2008, respectively	(456)	(456)
Additional paid-in capital	115,740	113,267
Accumulated deficit	(106,868)	(105,351)
Accumulated other comprehensive income (Note 20)	699	8
Total shareholders' equity	9,418	7,746
Total shareholders' equity and liabilities	$14,297	$11,662

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2009	2008

Revenues	$25,814	$27,496
Operating expenses:
Direct operating costs (includes depreciation and amortization of $2,274 and $2,569, respectively)	6,460	7,582
Selling, general and administrative	20,031	25,488
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	919	532
Total operating expenses	27,410	33,602
Operating loss	(1,596)	(6,106)
Other income (expense):
Interest income	72	138
Interest expense	(66)	(5)
Other income	184	73
Total other income, net	190	206
Loss from continuing operations before income taxes	(1,406)	(5,900)
Provision for income taxes	(95)	(234)
Loss from continuing operations	(1,501)	(6,134)
Loss from discontinued operations, net of tax	-	(332)
Net loss	$(1,501)	$(6,466)

Net loss per common share - basic and diluted
Loss from continuing operations	$(0.03)	$(0.11)
Loss from discontinued operations	-	(0.01)
Basic and diluted net loss per share	$(0.03)	$(0.12)

Weighted average shares outstanding - basic and diluted	58,188	55,189

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2009	2008

Net loss	$(1,501)	$(6,466)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments (Note 20)	569	(1,448)
Unrealized holding gain (loss) on investment available-for-sale	122	(206)

Other comprehensive income (loss)	691	(1,654)
Comprehensive loss	$(810)	$(8,120)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2009 and 2008
(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Total

Balance at December 31, 2007	161	$1	55,640	$277	$112,942	$(444)	$(98,870)	$1,662	$15,568

Issuance of deferred stock units	-	-	17	-	(2)	-	-	-	(2)
Issuance of stock in lieu of dividends	-	-	70	-	15	-	(15)	-	-
Purchase of treasury stock	-	-	-	-	-	(12)	-	-	(12)
Non-cash stock based compensation	-	-	-	-	312	-	-	-	312
Accumulated other comprehensive income (Note 20)	-	-	-	-	-	-	-	(1,654)	(1,654)
Net loss	-	-	-	-	-	-	(6,466)	-	(6,466)

Balances at December 31, 2008	161	1	55,727	277	113,267	(456)	(105,351)	8	7,746

Issuance of stock in lieu of dividends	-	-	37	1	15	-	(16)	-	-
Issuance of common stock upon exercise of stock option	-	-	176	1	27	-	-	-	28
Issuance of common stock for the acquisition of iSports, Inc.	-	-	500	3	163	-	-	-	166
Issuance of warrants for the acquisition of iSports, Inc.	-	-	-	-	371	-	-	-	371
Issuance of common stock for the acquisition of i-am TV	-	-	1,500	8	442	-	-	-	450
Issuance of warrants for the acquisition of i-am TV	-	-	-	-	537	-	-	-	537
Sale of common stock in private placement	-	-	2,419	12	738	-	-	-	750
Non-cash stock based compensation	-	-	-	-	180	-	-	-	180
Accumulated other comprehensive income (Note 20)	-	-	-	-	-	-	-	691	691
Net loss	-	-	-	-	-	-	(1,501)	-	(1,501)

Balances at December 31, 2009	161	$1	60,359	$302	$115,740	$(456)	$(106,868)	$699	$9,418

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2009	2008
Cash flows (used in) provided by operating activities:
Net loss	$(1,501)	$(6,466)
Loss from discontinued operations, net of tax	-	(332)
Loss from continuing operations	(1,501)	(6,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,193	3,101
Provision for doubtful accounts	227	557
Stock-based compensation	180	312
Loss from disposition of equipment and capitalized software	267	618
Changes in assets and liabilities:
Accounts receivable	(181)	142
Prepaid expenses and other assets	95	129
Accounts payable and accrued expenses	139	(367)
Income taxes payable	(161)	(19)
Deferred costs	393	(199)
Deferred revenue	(148)	(296)
Net cash provided by (used in) continuing operations	2,503	(2,156)
Discontinued operations	-	(807)
Net cash provided by (used in) operating activities	2,503	(2,963)
Cash flows provided by (used in) investing activities:
Capital expenditures	(1,910)	(2,160)
Software development expenditures	(1,138)	(835)
Trademark license	(94)	-
Deposits on broadcast equipment	(28)	-
Proceeds from sale of equipment and other assets	-	12
Restricted cash	-	51
Net cash used in investing activities by continuing operations	(3,170)	(2,932)
Discontinued operations	-	7
Net cash used in investing activities	(3,170)	(2,925)
Cash flows (used in) provided by financing activities:
Principal payments on capital lease	(155)	(12)
Proceed from sale of common stock	750	-
Proceeds from exercise of options	28	-
Purchase of treasury stock	-	(12)
Net cash provided by (used in) financing activities by continuing operations	623	(24)
Net decrease in cash and cash equivalents	(44)	(5,912)
Effect of exchange rate on cash	319	(999)
Cash and cash equivalents at beginning of year	3,362	10,273
Cash and cash equivalents at end of year	$3,637	$3,362

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(In thousands)

	For the year ended December 31,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$63	$5
Income taxes	$223	$234
Supplemental disclosure of non-cash investing and financing activities:
Assumed obligations in connection with the acquisition of intangible assets	$63	$-
Issuance of common stock in connection with the acquisition of intangible assets	$616	$-
Issuance of warrants in connection with the acquitision of intangible assets	$908	$-
Earn-out liability in connection with the acquisition of of intangible assets	$188	$-
Insurance financed through a third-party	$81	$-
Unrealized holding gain (loss) on investments available-for-sale	$122	$(206)
Issuance of common stock in lieu of payment of dividends	$16	$15
Equipment acquired under capital lease	$603	$43

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2008

1.   Organization of Company

Description of Business

The Company historically has operated principally through two operating divisions: Entertainment and Hospitality. The Entertainment division generates revenue primarily from the Buzztime iTV Network which distributes an interactive promotional television game network to restaurants, sports bars, taverns and pubs in North America. Additionally, revenue is generated through the sale of advertising for distribution via the Buzztime iTV Network.

The Hospitality division, which is now discontinued, was historically comprised of NTN Wireless Communications, Inc. (“NTN Wireless”) and NTN Software Solutions, Inc. (“Software Solutions”). In 2006, the Company determined that the operation of the Hospitality division was not a strategic fit with its core business and committed to a divestiture plan. These operations have been reclassified as discontinued operations from 2006 through 2008. In March 2007, the Company completed the sale of substantially all of the assets of NTN Wireless, which produced and distributed guest and server paging systems to restaurants and other markets. In October 2007, the Company sold certain intellectual property assets of Software Solutions, which developed and distributed customer management software to manage reservations and table service in restaurants as well as provided professional help desk services and outsourced software development and support and maintenance services.  The intellectual property assets were sold pursuant to an Asset Purchase Agreement, and in a separate agreement with a customer, the Company discontinued the outsourced software development. Additionally, the Company completed the wind down of its professional help desk and support and maintenance services during the third quarter of 2008 (see Note 21).

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

IWN, Inc. and IWN, L.P. are dormant subsidiaries. As of December 31, 2006, the Company’s Hospitality division was classified as discontinued operations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360, Property, Plant, and Equipment, (see Note 21). The operating results for these businesses have been separately classified and reported as discontinued operations in the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the consolidated balance sheet and statement of operations for the year ended December 31, 2008 to conform to the 2009 presentation.

2.   Summary of Significant Accounting Policies and Estimates

Consolidation—The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—Preparing the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to deferred costs and revenues; depreciation of broadcast equipment; allowance for doubtful accounts; investments; stock-based compensation assumptions; impairment of software development costs, intangible assets and goodwill, and broadcast equipment; contingencies, including the reserve for sales tax inquiries; the provision for income taxes, including the valuation allowance; and purchase price allocations related to acquisitions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about significant carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash and Cash Equivalents—ASC No. 230, Statement of Cash Flows, defines “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, the Company has applied the provisions of ASC No. 230, as it considers all highly liquid investment instruments with original maturities of three months or less or any investment redeemable without penalty or loss of interest to be cash equivalents.

Capital Resources—The Company is dependent upon cash on hand and cash flow from operations to meet its liquidity needs.  The Company believes existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet its operating cash requirements for at least the next 12 months. The Company currently has no debt obligations other than capital leases.  It is the Company’s intention to continuing entering into capital lease facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions the Company may undertake to reduce planned capital purchases, further reduce expenses or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If the Company requires additional capital, it may be unable to secure additional financing on terms that are acceptable to the Company, or at all.

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from nonpayment by its customers. The Company reserves for all accounts that have been suspended or terminated from its Buzztime iTV Network services and auto debits customers with balances that are greater than 60 days past due. The Company analyzes historical collection trends, customer concentrations and creditworthiness, economic trends and anticipated changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts for specific and general risks. Additional reserves may also be established if specific customers’ balances are identified as potentially uncollectible. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

The Company incurs a relatively significant level of depreciation expense in relation to its operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices, and associated electronics, and the computers located at its customer’s sites. The Playmakers are depreciated over a seven-year life and the associated electronics and computers are depreciated over two to four years.  The depreciable life of these assets was determined based on the shorter of the contractual capital lease period or their estimated useful life, which considers anticipated technology changes. The Company determined that the useful life of Playmakers purchased after June 2009 increased from four to seven years.  This increase is the result of superior digital technology used in the current Playmakers.  The impact of this change is immaterial to the 2009 results of operations.  If its Playmakers and associated electronics and computers turn out to have longer average lives than estimated, the Company’s depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and associated electronics and the computers turn out to have shorter average lives than estimated, the Company’s depreciation expense would be significantly increased in those future periods.

Investments—ASC No. 320, Investments - Debt and Equity Securities, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, the Company employs a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and its intent and ability to hold the investment. The Company also considers specific adverse conditions related to the financial health, and business outlook of the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investor conditions deteriorate, the Company may incur future impairments.

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of ASC No. 350, Intangibles - Goodwill and Other. ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment.

In accordance with ASC No. 360, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group.

The Company has performed its annual test for goodwill impairment by calculating the fair value for NTN Canada, Inc., as of September 30, 2009. The valuation methods employed to determine the fair value for NTN Canada, Inc. at September 30, 2009 were (1) the market approach—guideline company method (2) the market approach—guideline transaction method and (3) the income approach—discounted cash flow method.

Management considers market conditions, new product offerings, pricing and selling strategies, revenue growth rates and additional investment needed to achieve these growth rates. The Company believes the projections are reasonable based on existing operations and prospective business opportunities. The resulting indicated value from each approach is weighted equally and added to interest bearing debt to arrive at the indicated fair market value of the invested capital. The resulting value is compared against the carrying value of equity after interest bearing debt to determine impairment. As a result of the annual test, the Company determined that there were no indications of impairment as of September 30, 2009.  The Company considered the need to perform an additional test of goodwill of its Canadian business as of December 31, 2009, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2009 valuation.

Assessments of Functional Currencies—The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar.  In 2008, the Company ceased its operations in the United Kingdom.  Prior to that, the British pound was the functional currency for operations in that entity.  The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of its subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the year ended December 31, 2009, the Company recorded $49,000 in foreign currency transaction gains due to settlements of intercompany transactions and re-measurement of intercompany balances with its Canadian subsidiary, which are included in other income in the accompanying statements of operations.  Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2009, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the year ended December 31, 2008.

Purchase Accounting – The Company accounts for acquisitions pursuant to ASC No. 805, Business Combinations.  The Company records all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values. The purchase price allocation for the asset acquisitions of iSports and i-am TV are final as of December 31, 2009.

Revenue Recognition—The Company recognizes revenue from recurring service fees earned from its Network subscribers, advertising revenues, and distribution and licensing fees from its Buzztime-branded content and related technology to interactive consumer platforms. To the extent its arrangements contain multiple deliverables the Company evaluates the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. The Company’s arrangements for the transmission of the Buzztime iTV Network contain two deliverables: the installation of its equipment and the transmission of its network content for which the Company receives monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship.  As a result, installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

In addition, the direct expenses of the installation, commissions, setup and training are being deferred and amortized on a straight-line basis and are classified as deferred costs on the accompanying consolidated balance sheets. The amortization period approximates the estimated life of the customer relationship for deferred direct costs that are of an amount that is less than or equal to the deferred revenue for the related contract. For costs that exceed the deferred revenue, the amortization period is the initial term of the contract, in accordance with ASC No. 605, which is generally one year.

Advertising and royalty revenues are recognized when all material services or conditions relating to the transaction have been performed or satisfied.

Software Development Costs—The Company capitalizes costs related to the development of certain software products for the Entertainment Division in accordance with ASC No. 350.  Amortization expense relating to capitalized software development costs totaled $370,000 and $366,000 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, approximately $554,000 and $404,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the year ended December 31, 2009, and determined to abandon various software development projects that it determined were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment loss of $256,000 was recognized, which is included in selling, general and administrative expenses.  An impairment of $503,000 was recognized for the year ended December 31, 2008.

Advertising Costs—Marketing-related advertising costs are expensed as incurred and amounted to $5,000 and $172,000 in the years ended December 31, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Costs—Shipping and handling costs are included in direct operating costs in the accompanying consolidated statements of operations and are expensed as incurred.

Stock-Based Compensation— The Company estimates the fair value of its stock options using a Black-Scholes option pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported as selling, general and administrative based upon the departments to which substantially all of the associated employees report.

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

ASC No. 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement.  The Company reviewed its tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for income taxes required.

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

Recent Accounting Pronouncements—

In December 2007, the FASB issued transition guidance ASC No. 805-10-65-1 Business Combinations – Overall – Transition Related to SFAS No. 141 (revised 2007),  Business Combinations  (SFAS 141(R)) and SFAS No. 160,  Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Review Bulletin (“ARB”) No. 51  (SFAS 160), the provisions of which have been incorporated in ASC No. 805-10 Business Combinations – Overall  and ASC No. 805-20  Business Combinations – Identifiable Assets and Liabilities, and Any Noncontrolling Interest. Among the more significant changes, ASC No. 805-10 expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. ASC No. 805-20 changed the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. ASC No. 805-10 and ASC No. 805-20 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted ASC No. 805-10 and ASC No. 805-20 and applied the provisions of the guidance to the asset acquisitions completed during 2009.

In April 2008, the FASB issued ASC No. 350, Intangibles – Goodwill and Other, ASC No. 350-30-65, Transition and Open Effective Date Information (“ASC No. 350-30-65” and formerly referred to as FSP FAS 142-3). This update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC No. 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC No. 350-30-65 for determining the useful life of a recognized intangible is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC No. 350-30-65, however, will be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The adoption of ASC No. 350-30-65 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued transition guidance ASC No. 320-10-65-1, Transition Related to FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, the provisions of which have been incorporated in ASC No. 320-10-35, Investments – Debt and Equity Securities – Overall – Subsequent Measurement and ASC No. 320-10-50, Investments – Debt and Equity Securities – Overall – Disclosure.  The objective of an other-than-temporary impairment analysis under existing GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. ASC No. 320-10-35 and ASC No. 320-10-50 amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC No. 320-10-35 and ASC No. 320-10-50 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance is effective for interim and annual periods ending after June 15, 2009. In response to this guidance, in April 2009, the SEC published ASC No. 320-10-S99-1, Investments – Debt and Equity Securities – Overall – SEC Materials – Staff Accounting Bulletin (“SAB”) Topic 5M, Other than Temporary Impairment of Certain Investments in Equity Securities.  ASC No. 320-10-S99-1 maintains the staff’s previous views related to equity securities and excludes debt securities from its scope. The Company adopted this standard effective April 1, 2009, the results of which are disclosed in Note 7, Fair Value of Financial Instruments.

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

In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued transition guidance ASC No. 105-10-65-1, Transition Related to SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, the guidance of which was incorporated in ASC No. 105, Generally Accepted Accounting Principles (“GAAP”). The FASB Accounting Standards     CodificationTM (“Codification”) has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this guidance, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this standard effective July 1, 2009, and has incorporated the current codification in this report. The adoption of this standard did not have a material impact on the Company’s financial statements.

In August 2009, the FASB issued an accounting standards update to ASC No. 820, Fair Value Measurements and Disclosures. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

●	A valuation technique that uses the quoted price of the identical liability when traded as an asset or the quoted prices for similar liabilities when traded as assets; and

●	Another valuation technique that is consistent with the principles of Topic 820.

This update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  Additionally, this update clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  This update was effective for the first reporting period beginning after issuance (the Company’s interim period ended September 30, 2009).  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued an accounting standards update to ASC No. 740, Income Taxes.  This update addresses the need for additional implementation guidance on accounting for uncertainties in income taxes, specifically, whether income tax paid to an entity is attributable to the entity or its owners; what constitutes a tax position for a pass-through entity or a tax-exempt entity; and how to apply the uncertainty in income taxes when a group of related entities comprise both taxable and nontaxable entities.  This update also eliminates certain disclosures for nonpublic entities.  Since the Company currently applies the standards for accounting for uncertainty in income taxes, this update was effective for financial statements issued for interim and annual periods ending after September 15, 2009 (the Company’s interim period ended September 30, 2009).  The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an accounting standards update to ASC No. 605-25, Revenue Recognition—Multiple-Element Arrangements.  The purpose of this update is to amend the criteria used for separating consideration in multiple-deliverable arrangements.  In particular, the amendment:

●
Establishes a selling price hierarchy for determining the selling price of a deliverable; replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant;

●
Eliminates using the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and

●	Requires that the best estimate of a selling price is determined in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be the Company’s 2011 fiscal year.  Early adoption is permitted.  If adopted early, the Company would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption.  The Company does not intend to adopt the amendments early.  The Company does not anticipate that the adoption of this amendment will have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an accounting standards update to ASC No. 985, Software.  The purpose of this update is to change the accounting model for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605.  In addition, this update requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance.  In addition, the update provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be the Company’s 2011 fiscal year.  Early adoption is permitted.  If adopted early, the Company would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption.  The Company does not intend to adopt the amendments early.  The Company does not anticipate that the adoption of this amendment will have a material impact on the Company’s consolidated financial statements.

3.   Acquisitions

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

The total value assigned to the transaction, including liabilities assumed, was calculated as $599,000.  The purchase price of $599,000 was comprised of $371,000 in warrants to purchase shares of unregistered common stock of the Company, $166,000 in unregistered shares of common stock of the Company and approximately $62,000 in assumed liabilities.  See Note 12, Common Stock Options, Deferred Stock Units and Warrants, for the assumptions used to value the warrants associated with this acquisition.

The acquired assets will be used by the Company to accelerate the development of its mobile gaming platform.  Following the closing, the Company employed a co-founder of iSports, Inc. as the Company’s Executive Vice President of Programming and Technology.

The Company accounted for the acquisition pursuant to ASC No. 805, Business Combinations.  Accordingly, it recorded net assets and liabilities acquired at their fair values.  The purchase price allocation amounts reflected in the Company’s financial statements are final as of December 31, 2009.  The purchase price allocation was as follows:

Intangible assets – acquired technology	$599,000
Total assets	599,000

Accounts payable	(62,000)
Total liabilities	(62,000)

Purchase price allocated to assets and liabilities acquired	$537,000

The purchase price may be increased if certain thresholds of net media revenues are exceeded in calendar years 2010 and 2011. The thresholds of net media revenues were not exceeded in 2009, and the Company does not estimate that they will be met in the future.  In the event the thresholds are met, the purchase price allocation will be adjusted and reflected in current earnings in the period that the additional purchase price amount is earned.

As a result of the iSports acquisition, the impact to revenue and net loss for the 12 months ended December 30, 2009 was immaterial.  Because there was no continuity of iSports operations after the acquisition date, the Company has determined that the proforma revenue and net loss information for 2008 and 2009 generally required by ASC No. 805 would not be meaningful and may be misleading.  The Company has therefore omitted these disclosures from the financial statements.

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

The total value assigned to the transaction, including liabilities assumed, was calculated as $1,176,000.  The purchase price of $1,176,000 was comprised of $537,000 in warrants to purchase shares of unregistered common stock of the Company, $450,000 in unregistered shares of common stock of the Company, $188,000 of contingent consideration in the form of an earnout and approximately $1,000 in assumed liabilities. See Note 12, Common Stock Options, Deferred Stock Units and Warrants, for the assumptions used to value the warrants associated with this acquisition.

The Company also entered into an agreement with certain investors in Instant Access Media, LLC whereby they purchased 2,419,355 shares of the Company’s common stock in a private placement raising $750,000 in additional working capital.

The Company accounted for the acquisition pursuant to ASC No. 805.  Accordingly, it recorded net assets and liabilities acquired at their fair values.  The fair value calculations are based on certain assumptions, including the number of i-am TV sites that will be converted to Buzztime customers and the incremental cash flows to the Company from those sites.  The purchase price allocation amounts reflected in the Company’s financial statements are final as of December 31, 2009.  The purchase price allocation was as follows:

Intangible assets – customer relationships – advertising	$302,000
Intangible assets – customer relationships – subscription	874,000
Total assets	1,176,000

Accounts payable	(1,000)
i-am TV earnout – long term liabilities	(188,000)
Total liabilities	(189,000)
Purchase price allocated to assets and liabilities acquired	$987,000

The purchase price may be increased or decreased if net advertising revenues for the Company deviate from estimations in calendar years 2010, 2011 and 2012. In that event, the purchase price allocation will be adjusted and reflected in current earnings in the period that the adjustment becomes necessary.

As a result of the i-am TV acquisition, the Company recognized approximately $315,000 of advertising revenue resulting from the continuation of contract relationships with certain legacy i-am TV advertising customers.  Additionally, based on the sales efforts of the Company to convert approximately 110 legacy i-am TV customers to the Buzztime platform, the Company recognized an additional $414,000 in subscription and other revenue for the 12 months ended December 31, 2009.  Based on the post acquisition integration efforts of the Company, it is not practical to determine the impact on net loss for the 12 months ended December 31, 2009.

Because there was no continuity of i-am TV’s operations after the acquisition date, the Company has determined that the proforma revenue and net loss information for 2008 and 2009 generally required by ASC No. 805 would not be meaningful and may be misleading.  The Company has therefore omitted these disclosures from the financial statements.

4.   Cash and Cash Equivalents

As of December 31, 2008, the Company had approximately $2,600,000 in a Canadian Variable Rate Guaranteed Investment Contract. The contract, when initiated, had a one year term, which could be redeemed at any time without penalty or loss of interest; therefore, management classified this security as a cash equivalent, as the security was highly liquid. During 2009, the Canadian Variable Rate Guaranteed Investment Contract expired and the Company elected not to reinvest the funds into a Canadian Variable Rate Guaranteed Investment Contract.

The remaining cash equivalents are deposited in an overnight interest-bearing sweep depository account.

5.   Broadcast Equipment and Fixed Assets

Broadcast equipment and fixed assets are recorded at cost and consist of the following:

	For the Year Ended
	December 31,
	2009	2008
Broadcast equipment	$17,897,000	$17,208,000
Furniture and fixtures	736,000	733,000
Machinery and equipment	4,919,000	4,768,000
Leasehold improvements	633,000	615,000
Other equipment	24,000	24,000
	24,209,000	23,348,000

Accumulated depreciation	(20,400,000)	(19,920,000)

Total	$3,809,000	$3,428,000

Depreciation expense totaled $2,148,000 and $2,650,000 for the years ended December 31, 2009 and 2008, respectively.

6.   Goodwill and Other Intangible Assets

The Company’s goodwill balance relates to the purchase of NTN Canada.  The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2009 and it was determined that there were no indications of impairment.  The Company considered the need to perform an additional test of goodwill of its Canadian business as of December 31, 2009, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2009 valuation.

As discussed in Note 3, during the quarter ended June 30, 2009, the Company acquired certain assets of iSports Inc. and Instant Access Media, LLC.  As a result of those transactions, the Company recorded $1,176,000 in customer relationship intangible assets and $599,000 in unpatented technology.  The majority of the customer relationship intangible asset will be amortized on a straight line basis over a period of 44 months and recorded in selling, general and administrative expenses. Approximately $300,000 was amortized over the three months ended August 31, 2009 coinciding with the period that the related advertising revenue was recognized.  The unpatented technology intangible asset will be amortized on a straight line basis over a period of 60 months and recorded in direct expenses.  The useful lives reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized.

The Company also has other intangible assets comprised predominantly of developed technology, trivia databases and trademarks.  The weighted average remaining useful life for all intangible assets is 3.3 years as of December 31, 2009. Amortization expense relating to all intangible assets totaled $675,000 and $85,000 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, intangible assets with estimable lives were comprised of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Developed technology	$206,000	$(206,000)	$-
Trivia database	426,000	(257,000)	169,000
Trademarks and trademark licenses	340,000	(176,000)	164,000
Acquired technology	599,000	(82,000)	517,000
Acquired customer advertising	302,000	(302,000)	-
Acquired customer subscriptions	874,000	(139,000)	735,000
Total	$2,747,000	$(1,162,000)	$1,585,000

As of December 31, 2008, intangible assets with estimable lives were comprised of the following:

	Gross Carrying Value	Accumulated Amortization	Net
Developed technology	$206,000	$(206,000)	$-
Trivia database	365,000	(184,000)	181,000
Trademarks	67,000	(63,000)	4,000
Total	$638,000	$(453,000)	$185,000

The estimated aggregate amortization expense relating to the Company’s intangible assets for each of the five succeeding years is as follows:

Year Ending	Estimated Aggregate Amortization Expense
2010	$543,000
2011	434,000
2012	406,000
2013	164,000
2014	37,000
Thereafter	1,000
Total	$1,585,000

7.   Fair Value of Financial Instruments

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

The one investment available-for-sale that the Company holds is 2,518,260 shares in its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s original cost basis in the eBet shares is AUD$0.50 per share. The Company’s initial investment in 1999 was for 4,000,000 shares and at various points in 2000, the Company sold 1,481,740 eBet shares, leaving its existing holding of 2,518,260 shares, which represents less than 1.2% of eBet’s current shares outstanding.  The value of the investment increased $122,000 for the year ended December 31, 2009 and decreased $206,000 for the year ended December 31, 2008.  Based on the closing market price at December 31, 2009, the value of the investment was approximately $180,000.  The unrealized gains and losses of this investment are recorded as other comprehensive income (loss) in the Company’s consolidated balance sheet (See Note 20).  The Company will continue to monitor this investment for any decline in value that could be deemed other-than-temporary ultimately resulting in future impairments.

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

ASC No. 820 applies to certain assets and liabilities that are being measured and reported on a fair value basis.  ASC No. 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosure about fair value measurements.  Broadly, the ASC No. 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  This Statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The Statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

The fair value of the Company’s investment in eBet Limited is determined based on quoted market prices, which is a Level 1 classification. The Company records the investment on the balance sheet at fair value with changes in fair value recorded as a component of other comprehensive income (loss) in the consolidated balance sheet (see Note 20).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Certain assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill written down to fair value when determined to be impaired, assets and liabilities with respect to the business combinations closed during 2009, and long-lived assets including capitalized software that are written down to fair value when they are held for sale or determined to be impaired.  The valuation methods for goodwill, assets and liabilities resulting from business combinations, and long-lived assets involve assumptions concerning interest and discount rates, growth projections, and/or other assumptions of future business conditions.  As all of the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the valuation hierarchy.

8.   Accrued Compensation

Accrued compensation consisted of the following at December 31, 2009 and 2008:

	For the Year Ended
	December 31,
	2009	2008
Accrued bonuses	$401,000	$11,000
Accrued vacation	398,000	381,000
Accrued salaries	194,000	383,000
Accrued commissions	82,000	93,000
Total accrued compensation	$1,075,000	$868,000

9.   Concentrations of Credit Risk

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

10.   Significant Customer

For the years ended December 31, 2009 and 2008, the Company generated approximately 16% and 12%, respectively, of total revenue from a national chain, Buffalo Wild Wings together with its franchisees. As of December 31, 2009 and 2008, approximately $71,000 and $47,000, respectively, was included in accounts receivable from this customer.

11.   Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 9,640,000 and 5,954,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2009 and 2008, respectively, as their effect was anti-dilutive.

12.   Common Stock Options, Deferred Stock Units and Warrants

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

Under the 2004 Plan, options for the purchase of NTN common stock or other instruments such as deferred stock units may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options, and generally vest over four years. At its discretion, the Board of Directors can authorize acceleration of vesting periods. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. In September 2009, the 2004 Plan expired.

2010 Performance Incentive Plan

Subject to shareholder approval at the Company’s 2010 Annual Meeting of Stockholders, the Board of Directors has adopted a new performance incentive plan (the “2010 Plan”).  The 2010 Plan provides for the issuance of 6,000,000 shares of NTN common stock.  Under the 2010 Plan, options for the purchase of NTN common stock or other instruments such as deferred stock units may be granted to officers, directors and employees. Options may be designated as incentive stock options or as nonqualified stock options, and generally vest over four years. At its discretion, the Board of Directors can authorize acceleration of vesting periods. Options under the 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant.

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

The following weighted-average assumptions were used for grants issued during 2009 and 2008 under the ASC No. 718 requirements:

	2009	2008
Weighted-average risk-free rate	1.72%	2.97%
Weighted-average volatility	88.55%	63.57%
Dividend yield	0.00%	0.00%
Expected life	6.05 years	4.38 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. The Company estimated a 17.63% annual forfeiture rate for each of the years ended December 31, 2009 and 2008. Stock-based compensation expense for employees in 2009 and 2008 was $180,000 and $312,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activity for and the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2008	5,249,000	$1.22	2.58	$2,000
Granted	3,250,000	0.24	-	-
Exercised	(176,000)	0.16	-	-
Forfeited	(427,000)	0.28	-	-
Expired	(3,026,000)	1.26	-	-
Outstanding December 31, 2009	4,870,000	$0.66	7.16	$655,000

Options vested and exercisable at December 31, 2009	1,993,000	$1.18	4.37	$92,000

The aggregate intrinsic value of options at December 31, 2009 is based on the company’s closing stock price on that date of $0.45 per share as reported by the NYSE Amex.  The total intrinsic value of options exercised during 2009 was $56,000 and no options were exercised during 2008. The total cash received as a result of stock option exercises during 2009 was approximately $28,000 and no cash was received as a result of stock option exercises during 2008.

The per share weighted-average grant-date fair value of stock options granted during 2009 and 2008 was $0.18 for both years.

As of December 31, 2009, the unamortized compensation expense related to outstanding unvested options was approximately $536,000 with a weighted average remaining requisite service period of 3.13 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses, a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

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

The following table summarizes deferred stock unit activity during 2009:

Outstanding Deferred Stock
December 31, 2008	141,000
Granted	-
Canceled	(32,000)
December 31, 2009	109,000

Balance exercisable at December 31, 2009	20,000

The Company did not grant any deferred stock units during 2009.  The Company granted 158,000 deferred stock units with performance based accelerated vesting provisions during the year ended December 31, 2008.  Those provisions are based on certain revenue targets for the Company which could result in accelerated vesting of up to 50% of the total award.  The Company has evaluated the likelihood of attaining the performance based targets and they are not considered probable, therefore, accelerated expense was not recorded.  The Company will continue to monitor its revenue results and should any estimates made regarding the satisfaction of those performances based conditions change at any time during the estimated requisite period, an adjustment will be calculated and recorded in accordance with ASC No. 718.

 Warrant Activity

The following summarizes warrant activity during 2009:

	Outstanding Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding December 31, 2008	403,000	$2.71	0.35
Granted	4,500,000	0.79	-
Exercised	-	-	-
Forfeited	(403,000)	2.71	-
Outstanding December 31, 2009	4,500,000	$0.79	7.35

Balance exercisable at December 31, 2009	4,500,000	$0.79	7.35

The 4,500,000 warrants outstanding were issued during 2009 in connection with the iSports and i-am TV asset acquisitions.  The fair values of the warrants were approximately $908,000 in aggregate and were determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 2.79%; dividend yield of 0%; expected volatility of 78.1%; and a term of 8 years.

13.   Common Stock

On April 5, 2007, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby management was authorized to repurchase up to a maximum of $3,500,000 of NTN Common Stock from time to time in the open market at prevailing market prices, or in privately negotiated transactions over an eighteen month period, which expired on October 4, 2008. During 2008, the Company purchased approximately 49,000 shares for a total of $12,000.  In addition, the Company purchased approximately 454,000 shares for a total $444,000 during 2007.  In total, the Company has purchased approximately 503,000 shares for a total of $456,000.

14.   Cumulative Convertible Preferred Stock

The Company authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated is a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock).

As of December 31, 2009 and 2008, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2009 and 2008, the Company issued approximately 37,000 and 70,000 common shares, respectively, for payment of dividends.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion, such that the number of shares of common stock issuable upon conversion of the preferred stock is convertible into is higher than the original conversion rate. During 2009 and 2008, there were no conversions. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

15.   Income Taxes

For each of the years 2009 and 2008, current tax provisions and current deferred provisions were recorded as follows:

	2009	2008
Current Tax Provision
Federal	$57,000	$50,000
State	13,000	15,000
Foreign	(41,000)	139,000
	29,000	204,000
Deferred Tax Provision
Federal	-	-
State	-	-
Foreign	66,000	30,000
	66,000	30,000
Total Tax Provison
Federal	57,000	50,000
State	13,000	15,000
Foreign	25,000	169,000
	$95,000	$234,000

The net deferred tax assets and liabilities have been reported in the consolidated balance sheets at December 31, 2009 and 2008 as follows:

	2009		2008
	Current	Noncurrent	Current	Noncurrent

Deferred Tax Assets:
NOL Carryforwards	$-	$21,826,000	$-	$21,297,000
UK NOL Carryforwards	-	904,000	-	904,000
Legal & litigation accruals	-	-	41,000	-
Allowance for doubtful accounts	128,000	-	126,000	-
Compensation and vacation accrual	405,000	-	116,000	-
Operating accruals	272,000	-	356,000	-
Deferred revenue	59,000	-	78,000	-
Research and experimentation credit	-	9,000	-	9,000
AMT Credit	-	21,000	-	21,000
Foreign tax Credit	-	105,000	-	50,000
Amortization	-	741,000	-	524,000
Depreciation	-	889,000	-	983,000
Foreign	-	53,000	-	118,900
Charitable contributions	-	1,000	-	-
Other	-	303,000	-	306,000
Total gross deferred tax assets	864,000	24,852,000	717,000	24,212,900
Valuation allowance	(655,000)	(23,848,000)	(717,000)	(23,338,000)
Net deferred tax assets	209,000	1,004,000	-	874,900

Deferred tax liabilities:
Capitalized software	-	951,000	-	661,000
Amortization	-	-	-	-
Deferred Revenue	209,000	-	-	95,000
Total gross deferred liabilities	209,000	951,000	-	756,000
Net deferred taxes	$-	$53,000	$-	$118,900

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

	For the year ended December 31,
	2009	2008
Tax at federal income tax rate	$(478,000)	$(2,120,000)
State (benefit)	(52,000)	(177,000)
Foreign tax differential	(17,000)	(32,000)
Foreign losses with no federal benefit	-	155,000
Change in valuation allowance	448,000	(1,137,000)
Expiration of net operating loss carryforwards	-	2,840,000
Permanent Items	113,000	165,000
Expiration of research credit	-	177,000
Other	81,000	363,000
Total Provision	$95,000	$234,000

The net change in the total valuation allowance for the year ended December 31, 2009 was an increase of $448,000.  The net change in the total valuation allowance for the year ended December 31, 2008 was a decrease of $1,137,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2009, the Company has available net operating loss carryforwards of approximately $61,732,000 for federal income tax purposes, which will begin expiring in 2010.  The net operating loss carryforwards for state purposes, which will begin expiring in 2015, are approximately $16,217,000.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses.  Further, the Company has not quantified the potential impact that Section 382 of the Internal Revenue Code may have on the ability for us to utilize our net operating loss carryforwards.  Under this code section, the use of some or all of those net operating losses may be limited if certain changes in ownership are deemed to have occurred.

Under Section 382 of the Internal Revenue Code (IRC) and similar state provisions, ownership changes will limit the annual utilization of net operating loss carryforwards existing prior to a change in control that are available to offset future taxable income. Based upon the equity transactions that have occurred during the Section 382 statutory "look-back" period, some or all of the Company's existing net operating loss carryforwards may be subject to annual limitations. The Company has not performed an analysis to determine whether an ownership change or multiple ownership changes have occurred for tax reporting purposes due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the net operating loss carryforwards.   The Company continues to disclose the net operating loss carryforwards at their original amount in the table above as no potential limitation has been quantified.   The Company has also established a full valuation allowance for substantially all deferred tax assets due to uncertainties surrounding its ability to generate future taxable income to realize these assets. Since substantially all deferred tax assets are fully reserved, future changes in tax benefits will not impact the effective tax rate.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2004. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

The deferred tax assets as of December 31, 2009 include a deferred tax asset of $1,286,000 representing net operating losses arising from the exercise of stock options by Company employees.  To the extent the Company realizes any tax benefit for the net operating losses attributable to the stock option exercises, such amount would be credited directly to stockholders' equity.

16.   Commitments

Operating Leases

The Company leases office and production facilities and equipment under agreements which expire at various dates through 2011. Certain leases contain renewal provisions and escalating rental clauses and generally require us to pay utilities, insurance, taxes and other operating expenses. Lease expense under operating leases totaled $856,000 and $1,030,000 in 2009 and 2008, respectively.

Year Ending December 31,	Lease Payment
2010	$808,000
2011	338,000
Thereafter	-
Total	$1,146,000

Sublease

In January 2007 the Company restructured its Canadian operations to reduce costs and streamline operations. The restructuring involved moving the operation to a smaller facility and subleasing the previously occupied facility until the end of the original lease, which expires in December 2014. In March 2009, the Company exercised its right to terminate both the original lease and the sublease with the subtenant.  Accordingly, the Company will not receive any additional sublease proceeds.

Capital Leases

In 2009, the Company entered into a $500,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility in multiple tranches with each individual tranche having a 24 month term.  Additionally, the equipment lease has a collateral obligation whereby the Company has pledged certain equipment located at the Carlsbad, California location to satisfy the equipment leasing company’s requirements.   As of December 31, 2009, the Company had utilized $457,000 of this facility, which has been accounted for as a capital lease.

In October 2009, the Company entered into a $1,000,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having a 24 month term.  As of December 31, 2009, the Company had utilized $146,000 of this facility, which has been accounted for as a capital lease.

As of December 31, 2009 and 2008, property held under capital leases was as follows:

	For the Year Ended
	December 31,
	2009	2008
Broadcast equipment	$983,000	$408,000
Machinery and equipment	1,509,000	1,509,000
Other equipment	24,000	21,000
	2,516,000	1,938,000
Accumulated depreciation	(2,048,000)	(1,898,000)

Total	$468,000	$40,000

Total depreciation expense under capital leases was $148,000 and $100,000 for the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, future minimum payments under all capital leases are as follows:

Year Ending December 31,	Lease Payment
2010	$347,000
2011	167,000
2012	11,000
2013	5,000
2014	-
Total minimum payment	530,000
Less amounts representing interest	(57,000)
Present value of net minimum payments	473,000
Less current portion	(300,000)
Long-term capital lease obligations	$173,000

Purchase Commitments

The Company had a commitment, under a long-term agreement, to purchase equipment from a vendor.  Under the original terms of the agreement, the Company was obligated to purchase $835,000 and $76,000 of equipment in 2008 and 2009, respectively, after the Company’s acceptance of certain milestones. Issues arose under the terms of the agreement, which still remain unresolved as of December 31, 2009.  In early 2008, the Company informed the vendor that numerous defects existed with the equipment.  The vendor failed to remedy the defects in a timely manner and the Company was forced to purchase equipment from a different manufacturer.  Due to the vendor's failure to cure the defects in accordance with the provisions in the agreement, the Company does not believe the required milestones were met.

On April 15, 2009, the Company received a letter from the vendor requesting $300,000 to cover certain costs incurred citing breach of the agreement.  The Company responded to the letter, indicating that certain contract milestones had not been met by the vendor and therefore, the Company was not obligated to purchase equipment under the contract.  The Company ultimately requested a mutual release to the agreement without any cash payment by either party.  The vendor responded to the Company's rebuttal indicating that it disagreed with the Company's assertions, however, was willing to resolve the matter amicably.  The last communication was on May 19, 2009, whereby the Company sent a letter which reaffirmed its desire to bring closure to this issue amicably and with no payment by either party.  The Company believes the vendor's claim lacks merit and does not plan to make any payments.  The Company has not recorded a reserve as it has assessed the likelihood that it would have to pay any amounts as being less than probable.

During the quarter ended June 30, 2009, the Company entered into a material manufacturing and supply agreement with a vendor to manufacture certain equipment.  Under the terms of that agreement as amended, the Company was obligated to purchase approximately $1 million in equipment over the three year term of the agreement.   As of December 31, 2009, the Company has satisfied $38,000 of that obligation. In January 2010, the Company provided written notice of its intention to terminate the material manufacturing and supply agreement, citing failure to deliver certain prototypes on the contractually agreed upon dates.  The vendor has verbally accepted the termination and has agreed to refund the $38,000 deposit.

17.   Contingencies

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

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of the Company’s services require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to derive additional revenue.  The Company evaluates such inquiries on a case-by-case basis and has favorably resolved the majority of these tax issues in the past without any material adverse consequences.

During the quarter ended March 31, 2009, the Company settled a long on-going sales tax evaluation with the state of Texas.  The Company and the State of Texas executed an Audit Resolution Agreement and Joint Motion to Dismiss pursuant to which the Company will pay the state approximately $450,000 over a 2 year period.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, the Company began collecting and remitting sales tax in the state of Texas in accordance with the state tax statutes.  As of December 31, 2009, $334,000 is due to the State of Texas under this settlement agreement.

The Company is involved in ongoing sales tax inquiries, including certain formal assessments which total $705,000, with other states and provinces.  As a result of those inquiries and the Texas liability discussed above, the Company recorded a total liability of $847,000 and $867,000 as of December 31, 2009 and December 31, 2008, respectively.  Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood that it will be forced to pay all or part of these assessments with other states as reasonably possible.

18.   Retirement Savings Plan

In 1994 the Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allowed employees who have completed at least one month of service and have reached age 18 to defer up to 50% of their pay on a pre-tax basis. Effective April 1, 2007, the Company began to match 50% of the first 6% of employee contributions up to a maximum of $2,000 per employee. However, after March 31, 2009, the Company discontinued the employer contribution.  For the years ended December 31, 2009 and 2008, the Company contributed $41,000 and $158,000, respectively.

19.   Related Parties

In November 2008, the Company entered into executive advisory agreement with Terry Bateman, a member of its Board of Directors.  Under the terms of this agreement, the Company engaged Mr. Bateman to serve as a consultant and to assist it with a strategic analysis of our operations and to advise and assist the Company’s management team as it sought to identify and employ a permanent chief executive officer.  The initial term of the agreement was 90 days and the Company agreed to pay Mr. Bateman $20,000 per month.  The agreement terminated on February 2, 2009 when Mr. Bateman was appointed as the Company’s Chief Executive Officer.

The Company entered into a three month consulting engagement with Kenneth Keymer, a member of the Company’s Board of Directors, in the first quarter of 2009.  The Company used Mr. Keymer’s business experience to analyze and improve certain business processes and compensated him $20,000 per month for these services.  The three month agreement was extended for an additional two months, at which time the agreement terminated when Mr. Keymer was appointed as the Company’s Chief Operating Officer in July 2009.

20.   Accumulated Other Comprehensive Income (Loss)

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

The carrying value of the Company’s Australian investment, eBet, has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive loss. For the years ended December 31, 2009 and 2008, the components of accumulated other comprehensive loss are as follows:

	2009	2008
Unrealized gain (loss) on investment available-for-sale	$16,000	$(106,000)
Foreign currency translation adjustment	683,000	114,000
Ending balance	$699,000	$8,000

21.   Discontinued Operations and Assets Held for Sale

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

The operating results for the Hospitality division have been separately classified and reported as discontinued operations in the consolidated statements of operations as follows:

December 31,
2008
Operating revenues	$21,000
Operating expenses	530,000
Operating loss	(509,000)
Other income	177,000
Loss from discontinued operations, net of tax	$(332,000)

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

The Company does not have components of assets and liabilities of discontinued operations on its consolidated balance sheet as of December 31, 2009 or 2008.

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

The tables below contain information about the geographical areas in which the Company operated.  In the third quarter of 2008, the Company ceased its operations in the United Kingdom.

Geographic breakdown of the Company’s revenue for the last two fiscal years were as follows:

	For the year ended December 31,
	2009	2008
United States	$23,289,000	$23,946,000
Canada	2,525,000	3,373,000
United Kingdom	-	177,000
Total revenue	$25,814,000	$27,496,000

Geographic breakdown of the Company’s long-term tangible assets for the last two fiscal years were as follows:

	As of December 31,
	2009	2008
United States	$3,588,000	$3,268,000
Canada	221,000	160,000
Total assets	$3,809,000	$3,428,000

23.   Selected Quarterly Financial Information (Unaudited) (amounts in thousands, except per share data)

The following table presents selected unaudited financial results for each of the eight quarters during the two year period ended December 31, 2009. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair statement of the financial information for the periods presented.

	For the three months ended
	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009	Total 2009 (1)
Total revenue	$6,196	$6,285	$6,717	$6,616	$25,814
Opeating loss	(265)	(311)	(916)	(104)	(1,596)
Loss from continuing operations	(224)	(300)	(777)	(105)	(1,406)
Net loss	(255)	(282)	(768)	(196)	(1,501)

Per share amounts:
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Weighted-average shares outstanding-
basic and diluted	55,224	57,762	59,845	59,850	58,188

	For the three months ended
	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008	Total 2008 (1)
Total revenue	$7,182	$7,017	$6,772	$6,525	$27,496
Opeating loss	(2,301)	(2,108)	(1,056)	(641)	(6,106)
Loss from continuing operations	(2,283)	(2,129)	(1,032)	(690)	(6,134)
(Loss) income from discontinued
operations, net of tax	(291)	(216)	175	-	(332)
Net loss	(2,574)	(2,345)	(857)	(690)	(6,466)

Per share amounts:
Loss from continuing operations	$(0.04)	$(0.04)	$(0.02)	$(0.01)	$(0.11)
Loss from discountinued operations	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss	$(0.05)	$(0.04)	$(0.02)	$(0.01)	$(0.12)
Weighted-average shares outstanding-
basic and diluted	55,187	55,203	55,196	55,170	55,189

(1)	The sum of the four quarters may not necessarily agree to the year total due to rounding within a quarter.

24.   Subsequent Event

In January 2010, Terry Bateman, the Company’s Chief Executive Officer, announced his intention to resign.  Mr. Bateman will remain active on the Board of Directors and be involved in finding his replacement.  The Board of Directors has established a CEO Selection Committee to fill the CEO role, has engaged an executive search firm to assist them in the identification and selection of a new CEO, and expects this process to be completed in the second quarter of 2010.

SCHEDULE II

NTN BUZZTIME, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2009 and 2008

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expense	Deductions (a)	Balance at End of Period
2009	$298,000	227,000	(204,000)	$321,000
2008	$396,000	557,000	(655,000)	$298,000

(a)	Reflects trade accounts receivable written off during the year, net of amounts recovered.

See accompanying report of independent registered public accounting firm.