Form 10-Q
period 2010-03-31
NTN BUZZTIME INC
filed 2010-05-14
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 12, 2010 the registrant had outstanding 60,687,549 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES
FORM 10-Q

PART I

ITEM 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,105	$3,637
Accounts receivable, net of allowances of $396 and $321, respectively	1,003	606
Investments available-for-sale (Note 5)	169	180
Prepaid expenses and other current assets	512	634
Total current assets	4,789	5,057
Broadcast equipment and fixed assets, net	4,216	3,809
Software development costs, net of accumulated amortization of $1,319 and $1,197, respectively	1,174	1,374
Deferred costs	968	1,080
Goodwill (Note 4)	1,237	1,202
Intangible assets, net (Note 4)	1,325	1,585
Other assets	192	190
Total assets	$13,901	$14,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,371	$2,285
Sales taxes payable	865	855
Obligations under capital lease - current portion	435	300
Deferred revenue	375	523
Other current liabilities	119	294
Total current liabilities	4,165	4,257
Sales taxes payable, excluding current portion	74	128
Obligations under capital leases, excluding current portion	208	173
Deferred revenue, excluding current portion	89	82
Other liabilities	188	239
Total liabilities	4,724	4,879
Commitments and contingencies (Notes 10 and 11)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000 shares authorized; 161 shares issued and outstanding at March 31, 2010 and December 31, 2009	1	1
Common stock, $.005 par value, 84,000 shares authorized; 60,688 and 60,359 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	303	302
Treasury stock, at cost, 503 shares at March 31, 2010 and December 31, 2009	(456)	(456)
Additional paid-in capital	115,855	115,740
Accumulated deficit	(107,257)	(106,868)
Accumulated other comprehensive income (Note 12)	731	699
Total shareholders' equity	9,177	9,418
Total shareholders' equity and liabilities	$13,901	$14,297

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2010	2009

Revenues	$6,271	$6,196
Operating expenses:
Direct operating costs (includes depreciation and amortization of $608 and $493, respectively)	1,534	1,502
Selling, general and administrative	4,924	4,832
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	172	127
Total operating expenses	6,630	6,461
Operating loss	(359)	(265)
Other income, net	6	41
Loss before income taxes	(353)	(224)
Provision for income taxes	(36)	(31)
Net loss	$(389)	$(255)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - basic and diluted	59,900	55,224

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2010	2009
Cash flows provided by (used in) operating activities:
Net loss	$(389)	$(255)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	780	620
Provision for doubtful accounts	94	31
Gain on contract termination	(11)	-
Stock-based compensation	60	39
Loss from disposition of equipment and capitalized software	2	39
Changes in assets and liabilities:
Accounts receivable	(488)	(12)
Prepaid expenses and other assets	77	(91)
Accounts payable and accrued expenses	8	169
Income taxes payable	50	(14)
Deferred costs	115	33
Deferred revenue	(142)	19
Net cash provided by operating activities	156	578
Cash flows used in investing activities:
Capital expenditures	(302)	(338)
Software development expenditures	(314)	(200)
Trademark license	(35)	-
Net cash used in investing activities	(651)	(538)
Cash flows provided by (used in) financing activities:
Principal payments on capital lease	(83)	(9)
Proceeds from exercise of stock options	56	-
Net cash used in financing activities	(27)	(9)
Net (decrease) increase in cash and cash equivalents	(522)	31
Effect of exchange rate on cash	(10)	(82)
Cash and cash equivalents at beginning of period	3,637	3,362
Cash and cash equivalents at end of period	$3,105	$3,311

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27	$1
Income taxes	$18	$90
Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding (loss) gain on investments available-for-sale	$(11)	$18
Equipment acquired under capital lease	$254	$149

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	BASIS OF PRESENTATION

Description of Business

NTN Buzztime, Inc. (the “Company”) was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The Company changed its name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

The Company has been in the business of social interactive entertainment for over 25 years.  Its primary source of revenue is its Buzztime iTV Network, which focuses on distributing the Company’s interactive promotional television game network programming, primarily to over 4,000 hospitality venues such as restaurants and bars throughout North America.  Additionally, the Company distributes its game content and technology through other third-party consumer platforms, including online, retail games and books.

Basis of Accounting Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary, which are of a normal and recurring nature, for a fair presentation for the periods presented of the financial position, results of operations and cash flows of NTN Buzztime, Inc. and its wholly-owned subsidiaries: IWN, Inc., IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc., NTN Software Solutions, Inc., NTN Canada, Inc., and NTN Buzztime, Ltd. IWN, Inc., IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc., NTN Software Solutions, Inc., and NTN Buzztime, Ltd. are dormant subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.  The accompanying condensed balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2010, or any other period.

Reclassifications

The Company reclassified the condensed consolidated balance sheet for the period ended December 31, 2009 to conform to the 2010 presentation.

(2)	BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 7,981,000 and 6,580,000 as of March 31, 2010 and 2009, respectively, were excluded from the computations of diluted net loss per common share as their effect was anti-dilutive.

(3)	ACQUISITIONS

iSports Acquisition

In April 2009, the Company entered into an asset purchase agreement with iSports Inc., a California corporation.  iSports was a provider of mobile sports scores, news and interactive gameplay.  Pursuant to the terms of the agreement, in consideration for the acquired assets, the Company issued (i) five hundred thousand (500,000) unregistered shares of the Company’s common stock, (ii) a warrant to purchase one million (1,000,000) shares of unregistered common stock, with an exercise price of $0.30 per share, and (iii) a warrant to purchase five hundred thousand (500,000) shares of unregistered common stock, with an exercise price of $0.50 per share.  In addition, if certain business conditions are satisfied in each of calendar years 2009, 2010 and 2011, the Company would be required to pay as additional consideration 35% of the amount by which the Company’s net media revenues (as defined in the Asset Purchase Agreement) for such years exceed specified threshold amounts.  The agreement also contains customary representations, warranties and covenants.

The total value assigned to the transaction, including liabilities assumed, was calculated as $599,000.  The purchase price of $599,000 was comprised of $371,000 in warrants to purchase shares of unregistered common stock of the Company, $166,000 in unregistered shares of common stock of the Company and approximately $62,000 in assumed liabilities.  The fair values of the warrants were determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 2.79%; dividend yield of 0%; expected volatility of 78.1%; and a term of 8 years.

The Company is using the acquired assets to accelerate the development of its mobile gaming platform.  Following the closing, the Company employed a co-founder of iSports, Inc. as the Company’s Executive Vice President of Programming and Technology.

The Company accounted for the acquisition pursuant to ASC No. 805, Business Combinations.  Accordingly, it recorded net assets and liabilities acquired at their fair values.  The purchase price allocation amounts reflected in the Company’s financial statements were final as of December 31, 2009.  The purchase price allocation was as follows:

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

As a result of the iSports acquisition, the impact to revenue and net loss for the three months ended March 31, 2010 was immaterial.  Because there was no continuity of iSports operations after the acquisition date, the Company has determined that the proforma revenue and net loss information for the three months ended March 31, 2010 and 2009 generally required by ASC No. 805 would not be meaningful and may be misleading.  The Company has therefore omitted these disclosures from the financial statements.

i-am TV Acquisition

In May 2009, the Company entered into an asset purchase agreement (the “i-am TV Agreement”) through which it acquired certain assets of “i-am TV” from Instant Access Media, LLC.  i-am TV had been in the business of providing programming and advertising to hospitality venues located in the top 15 designated market areas throughout the United States.  The transaction included the acquisition of approximately 1,400 flat panel television screens installed in 368 locations as well as the related communication equipment.  Pursuant to the terms of the i-am TV Agreement, in consideration for the acquired assets, the Company issued (i) one million five hundred thousand (1,500,000) unregistered shares of the Company’s common stock, (ii) warrants to purchase one million (1,000,000) shares of unregistered common stock with an exercise price of $0.50 per share, (iii) warrants to purchase one million (1,000,000) shares of unregistered common stock with an exercise price of $1.00 per share and (iv) warrants to purchase one million (1,000,000) shares of unregistered common stock with an exercise price of $1.50 per share.  In addition, the Company has agreed to provide future earnout consideration (the “Earnout”) in calendar years 2010 through 2012 based on net advertising revenues as defined in the i-am TV Agreement.  The Earnout will be calculated as the product of the total net advertising revenues for the Company multiplied by the percentage of qualifying venues that have converted from i-am TV to the Company’s Buzztime iTV Network in relation to the total population of Buzztime iTV Network subscribers.  The i-am TV Agreement also contained customary representations, warranties and covenants.

The total value assigned to the transaction, including liabilities assumed, was calculated as $1,176,000.  The purchase price of $1,176,000 was comprised of $537,000 in warrants to purchase shares of unregistered common stock of the Company, $450,000 in unregistered shares of common stock of the Company, $188,000 of contingent consideration in the form of an earnout and approximately $1,000 in assumed liabilities. The fair values of the warrants were determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 2.79%; dividend yield of 0%; expected volatility of 78.1%; and a term of 8 years.

The Company also entered into an agreement with certain investors in Instant Access Media, LLC whereby they purchased 2,419,355 shares of the Company’s common stock in a private placement raising $750,000 in additional working capital.

The Company accounted for the acquisition pursuant to ASC No. 805.  Accordingly, it recorded net assets and liabilities acquired at their fair values.  The fair value calculations are based on certain assumptions, including the number of i-am TV sites that will be converted to Buzztime customers and the incremental cash flows to the Company from those sites.  The purchase price allocation amounts reflected in the Company’s financial statements were final as of December 31, 2009.  The purchase price allocation was as follows:

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

As a result of the i-am TV acquisition, the Company recognized approximately $91,000 in subscription and other revenue for the three months ended March 31, 2010, based on the sales efforts of the Company to convert approximately 110 legacy i-am TV customers to the Buzztime platform. Based on the post acquisition integration efforts of the Company, it is not practical to determine the impact on net loss for the three months ended March 31, 2010.

Because there was no continuity of i-am TV’s operations after the acquisition date, the Company has determined that the proforma revenue and net loss information for the three months ended March 31, 2010 and 2009 generally required by ASC No. 805 would not be meaningful and may be misleading.  The Company has therefore omitted these disclosures from the financial statements.

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada.  The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2009 and determined that there were no indications of impairment at that time.  The Company considered the need to perform an additional test of goodwill of its Canadian business as of March 31, 2010, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2009 valuation.

Other Intangible Assets

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

The Company also has other intangible assets comprised predominantly of developed technology, trivia databases and trademarks.  Amortization expense relating to all intangible assets totaled $123,000 and $18,000 for the three months ended March 31, 2010 and 2009, respectively.

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

The one investment available-for-sale that the Company holds is 2,518,000 shares of its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s holding in eBet represents less than 1% of the current outstanding shares.  The value of the investment decreased $11,000 for the three months ended March 31, 2010 and increased $18,000 for the three months ended March 31, 2009.  Based on the closing market price at March 31, 2010, the value of the investment was approximately $169,000.  The unrealized gains and losses of this investment are recorded as other comprehensive income (loss) in the Company’s consolidated balance sheet (see Note 12).  As of March 31, 2010, the cumulative gain of the eBet investment was $5,000.  The Company will continue to monitor this investment for any decline in value that could be deemed other-than-temporary ultimately resulting in future impairments.

(6)	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC No. 820, Fair Value Measurements and Disclosures, applies to certain assets and liabilities that are being measured and reported on a fair value basis.  Broadly, the ASC No. 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  ASC No. 820 also establishes a fair value hierarchy for ranking the quality and reliability of the information used to determine fair values.  This hierarchy is as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

The fair value of the Company’s investment in eBet Limited is determined based on quoted market prices, which is a Level 1 classification. The Company records the investment on the balance sheet at fair value with changes in fair value recorded as a component of other comprehensive income (loss) in the consolidated balance sheet (see Note 12).

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

(7)	EQUITY INCENTIVE PLANS

Subject to shareholder approval at the Company’s 2010 Annual Meeting of Stockholders, the Board of Directors has adopted a new performance incentive plan (the “2010 Plan”).  The 2010 Plan provides for the issuance of up to 6,000,000 shares of NTN common stock.  Under the 2010 Plan, options for the purchase of NTN common stock or other instruments such as deferred stock units may be granted to officers, directors, employees and consultants.  The 2010 Plan will be administered by the 2010 Plan Committee whose composition will consist of members of the Board of Directors.  The Board of Directors has designated its Nominating and Corporate Governance/Compensation Committee as the 2010 Plan Committee.  Stock options granted under the 2010 Plan may either be incentive stock options or nonqualified stock options.  A stock option granted under the 2010 Plan generally cannot be exercised until it becomes vested.  The 2010 Plan Committee establishes the vesting schedule of each stock option at the time of grant.  At its discretion, the 2010 Plan Committee can accelerate the vesting, extend the post-termination exercise term or waive restrictions of any stock options or other awards under the 2010 Plan.  Options under the 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant.  In September 2009, the Company’s 2004 Performance Incentive Plan (the “2004 Plan”) expired.  All awards that were granted under the 2004 Plan will continue to be governed by the 2004 Plan until they are exercised or expire in accordance with their original terms.

(8)	STOCK-BASED COMPENSATION

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

The following weighted-average assumptions were used for grants issued during the three months ended 2009 under the ASC No. 718 requirements.  No options were granted for the three months ended March 31, 2010.

Three months ended
March 31, 2009
Weighted-average risk-free rate	1.52%
Weighted-average volatility	86.85%
Dividend yield	0.00%
Forfeiture rate	17.63%
Expected life	3.97 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees for the three months ended March 31, 2010 and 2009 was $60,000 and $39,000, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

(9)	CAPITAL LEASES

In 2009, the Company entered into a $500,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility in multiple tranches with each individual tranche having a 24 month term.  Additionally, the equipment lease has a collateral obligation whereby the Company has pledged certain equipment located at the Carlsbad, California location to satisfy the equipment leasing company’s requirements.   As of March 31, 2010, the Company had utilized $457,000 of this facility, which has been accounted for as a capital lease.

In October 2009, the Company entered into a $1,000,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having a 24 month term.  As of March 31, 2010, the Company had utilized $390,000 of this facility, which has been accounted for as a capital lease.

Total depreciation expense under capital leases was $83,000 and $5,000 for the three months ended March 31, 2010 and 2009, respectively.

(10)	COMMITMENTS

The Company is subject to litigation from time to time in the ordinary course of business. There can be no assurance that any claims that may be made against the Company, including the claim described below, will be decided in the Company’s favor and the Company is not insured against all claims made. During the pendency of any such claims, the Company may continue to incur the costs for its legal defense.

Purchase Commitment Disputes

The Company had a commitment under a long-term agreement to purchase equipment from a vendor.  Under the original terms of the agreement, the Company was obligated to purchase $835,000 and $76,000 of equipment in 2008 and 2009, respectively, after the Company’s acceptance of certain milestones. Issues arose under the terms of the agreement, which still remain unresolved as of March 31, 2010.  In early 2008, the Company informed the vendor that numerous defects existed with the equipment.  The vendor failed to remedy the defects in a timely manner and the Company was forced to purchase equipment from a different manufacturer.  Due to the vendor's failure to cure the defects in accordance with the provisions in the agreement, the Company does not believe the required milestones were met.

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

During the quarter ended June 30, 2009, the Company entered into a material manufacturing and supply agreement with a vendor to manufacture certain equipment.  Under the terms of that agreement as amended, the Company was obligated to purchase approximately $1 million in equipment over the three year term of the agreement.   As of December 31, 2009, the Company had satisfied $38,000 of that obligation. In January 2010, the Company provided written notice of its intention to terminate the material manufacturing and supply agreement, citing failure to deliver certain prototypes on the contractually agreed upon dates.  The vendor has verbally accepted the termination and has agreed to refund the $38,000 deposit.

(11)	CONTINGENCIES

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

During the quarter ended March 31, 2009, the Company settled a long ongoing sales tax evaluation with the State of Texas.  The Company and the State of Texas executed an Audit Resolution Agreement and Joint Motion to Dismiss pursuant to which the Company will pay the state approximately $450,000 over a 2 year period.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, the Company began collecting and remitting sales tax in Texas in accordance with the state tax statutes.  As of March 31, 2010, $284,000 remains due to the State of Texas under this settlement agreement.

The Company is involved in ongoing sales tax inquiries, including certain formal assessments which total $705,000, with other states and provinces.  As a result of those inquiries, including the Texas liability discussed above, the Company recorded a total liability of $826,000 and $847,000 as of March 31, 2010 and December 31, 2009, respectively.  Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood that it will be forced to pay all or part of these assessments with other states as reasonably possible.

(12)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

The carrying value of the Company’s Australian investment, eBet, has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive income (loss). For the three months ended March 31, 2010 and 2009, the components of accumulated other comprehensive income (loss) are as follows:

	Three months ended March 31,
	2010	2009
Unrealized gain (loss) on investment available-for-sale	$5,000	$(88,000)
Foreign currency translation adjustment	726,000	(4,000)
Ending balance	$731,000	$(92,000)

(13)	RECENT ACCOUNTING PRONOUNCEMENTS

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

The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be the Company’s 2011 fiscal year.  Early adoption is permitted.  If adopted early, the Company would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption.  The Company does not intend to adopt the amendments early.  The Company does not anticipate that the adoption of these amendments will have a material impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued an accounting standards update to ASC Topic No. 718, Compensation – Stock Compensation.  ASC No. 718 stipulates that a share-based payment award that contains a condition that is not a market, performance, or a service condition is required to be classified as a liability.  This update clarifies that when an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s securities trades differs from the functional currency of the employer entity or payroll currency of the employee, such award should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in this update will be effective for fiscal years beginning on or after December 15, 2010, which will be the Company’s 2011 fiscal year.  The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied and should be presented separately.  Early adoption is permitted; however, the Company does not plan to adopt the amendments early.  The Company does not anticipate that the adoption of this amendment will have a material impact on its consolidated financial statements.

(14)	SIGNIFICANT CUSTOMER

For the three months ended March 31, 2010 and 2009, the Company generated approximately 18% and 15%, respectively, of total revenue from a national chain, Buffalo Wild Wings together with its franchisees. As of March 31, 2010 and December 31, 2009, approximately $329,000 and $71,000, respectively, was included in accounts receivable from this customer.

(15)	GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009
United States	$5,624,000	$5,557,000
Canada	647,000	639,000
Total revenue	$6,271,000	$6,196,000

Geographic breakdown of the Company’s long-term tangible assets as of March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010	December 31, 2009
United States	$4,015,000	$3,588,000
Canada	201,000	221,000
Total assets	$4,216,000	$3,809,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, reduction in cash usage, reliance on cash on hand and cash from operations, capital needs, capital expenditures, industry trends and financial position of NTN Buzztime, Inc. and its subsidiaries. Forward-looking statements are based on information currently available to us and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that may be difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, under the section entitled “Risk Factors,” and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other reports we file with the Securities and Exchange Commission from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Our trademarks, trade names and service marks referenced herein include Buzztime, IWN, iTV Network, iSports, Playmakers and i-am TV. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

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

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of March 31, 2010, we had 3,718 United States Network subscribers and 323 Canadian subscribers. Approximately 29% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s and Old Chicago.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, the provision for income taxes including the valuation allowance, stock-based compensation, bad debts, investments, purchase price allocations related to acquisitions, impairment of software development costs, goodwill, broadcast equipment,  intangible assets and contingencies, including the reserve for sales tax inquiries. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments.

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2010 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

We generated a net loss of $389,000 for the three months ended March 31, 2010, compared to net loss of $255,000 for the three months ended March 31, 2009.

Revenue

Revenue increased $75,000 or 1%, to $6,271,000 for the three months ended March 31, 2010 from $6,196,000 for the three months ended March 31, 2009, primarily due to an increase in site count offset by a decrease in the average revenue generated per site.  Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers as of March 31,
	2010	2009
United States	3,718	3,446
Canada	323	318
Total	4,041	3,764

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the three months ended March 31, 2010 and 2009:

	For the three months ended March 31,
	2010	2009
Revenues	$6,271,000	$6,196,000
Direct Costs	1,534,000	1,502,000
Gross Margin	$4,737,000	$4,694,000

Gross Margin Percentage	76%	76%

Gross margin as a percentage of revenue remained flat at 76% for both the three months ended March 31, 2010 and 2009. Direct costs increased $32,000 to $1,534,000 for the three months ended March 31, 2010 from $1,502,000 for the three months ended March 31, 2009.  This increase was primarily due to higher depreciation and amortization expense of $115,000 resulting from increased equipment purchases under capital leases as well as the intangible assets that were acquired during the second quarter of 2009.  These increases were offset by a decrease of $52,000 in communications expense as we completed the conversion of customers from satellite to cable during 2009, a decrease in Playmaker repair costs of $16,000 and a decrease in other direct costs of $18,000 during the three months ended March 31, 2010 as compared to the same period in 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $92,000 or 2%, to $4,924,000 for the three months ended March 31, 2010 from $4,832,000 for the three months ended March 31, 2009.  Selling, general and administrative expenses increased primarily due to increased payroll and payroll related expense of $239,000 due to increased headcount during the three months ended March 31, 2010 as compared to the same period in 2009; increased travel expense of $120,000 related to the expansion of our account management team, increased bad debt expense of $48,000 and increased software maintenance costs of $43,000.  These increases were offset by reductions in severance expense of $165,000 related to the reduction in workforce that occurred in the first quarter of 2009, decreased recruiting expense of $103,000 related to our search for a new chief executive officer during the first quarter of 2009 and decreased legal fees of $98,000, which primarily related to legal fees associated with the asset acquisitions that were completed during 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $45,000 to $172,000 for the three months ended March 31, 2010 from $127,000 for the three months ended March 31, 2009 primarily due to the acquisition of intangible assets, which has resulted in increased amortization expense.

Other Income, Net

Other income, net decreased $35,000 to $6,000 for the three months ended March 31, 2010 from $41,000 for the three months ended March 31, 2009. The decrease was due to less interest income of $42,000 resulting from a decrease in our average cash balance invested in interest bearing securities and an increase in interest expense of $26,000 related to capital equipment leases.  Offsetting the net decrease are foreign currency exchange gains of $33,000 related to intercompany activity with our Canadian subsidiary.

Income Taxes

We expect to incur federal alternative minimum tax, or AMT, and minimum state income tax liability in 2010 related to our U.S. operations. We also expect to pay income taxes in Canada due to the profitability of NTN Canada.  Our tax provision for the three months ended March 31, 2010 increased $5,000 to $36,000 compared to the $31,000 provision for income taxes recorded for the three months ended March 31, 2009 primarily related to the federal AMT.  We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.

EBITDA

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the three months ended March 31,
	2010	2009
Net loss per GAAP	$(389,000)	$(255,000)
Interest expense (income), net	27,000	(41,000)
Depreciation and amortization	780,000	620,000
Income taxes	36,000	31,000
EBITDA	$454,000	$355,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had cash and cash equivalents of $3,105,000 compared to cash and cash equivalents of $3,637,000 as of December 31, 2009.  We believe existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for at least the next 12 months. We have no debt obligations other than capital leases.  It is our intention to continue entering into capital lease facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, further reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, further reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of March 31, 2010, we had working capital (current assets in excess of current liabilities) of $624,000 compared to $800,000 as of December 31, 2009.  The following table shows our change in working capital from December 31, 2009 to March 31, 2010.

Increase (Decrease)
Working capital as of December 31, 2009	$800,000
Changes in current assets:
Cash and cash equivalents	(532,000)
Accounts receivable, net of allowance	397,000
Investment available-for-sale	(11,000)
Prepaid expenses and other current assets	(122,000)
Total current assets	(268,000)
Changes in current liabilities:
Accounts payable and accrued liabilities	86,000
Sales taxes payable	10,000
Obligations under capital lease - current portion	135,000
Deferred revenue	(148,000)
Other current liabilities	(175,000)
Total current liabilities	(92,000)
Net change in working capital	(176,000)
Working capital as of March 31, 2010	$624,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
	2010	2009
Cash (used in) provided by:
Operating activities	$156,000	$578,000
Investing activities	(651,000)	(538,000)
Financing activities	(27,000)	(9,000)
Effect of exchange rates	(10,000)	(82,000)
Net decrease in cash and cash equivalents	$(532,000)	$(51,000)

Net cash from operating activities.  We are dependent on cash flows from operations to meet our cash requirements.  Net cash generated from operating activities was $156,000 for the three months ended March 31, 2010 compared to net cash generated from operating activities of $578,000 for the same period in 2009. The $422,000 decrease in cash provided by operations was primarily due to an increase of $484,000 in cash used by operating assets and liabilities, offset by an increase of $62,000 in cash provided by net loss excluding non-cash charges.

Our largest use of cash is payroll and related costs.  Cash used related to payroll increased $400,000 to $2,020,000 for the three months ended March 31, 2010 from $1,620,000 during the same period in 2009.  This increase is the result of higher headcount related to our account management team during the three months ended March 31, 2010 compared to the same period in 2009.  Our primary source of cash is cash we generate from customers.  Cash received from customers decreased $344,000 to $5,978,000 for the three months ended March 31, 2010 from $6,322,000 during the same period in 2009.  The decrease in cash received from our customers was substantially due to the timing of March billings, as there were certain delays encountered as we migrated to a new billing system. Of the $344,000 decrease in cash collected, $258,000 was related to our significant customer, Buffalo Wild Wings, which was subsequently collected in April 2010.

Net cash used in investing activities.  We used $651,000 in cash for investing activities for the three months ended March 31, 2010 compared to $538,000 used in cash for investing activities during the same period in 2009.  The $113,000 increase in cash flows used in investing activities was primarily due to an increase of $114,000 in cash used for software development initiatives and $35,000 related to a trademark license, offset by a decrease of $36,000 in cash used for capital expenditures.

We currently anticipate investing approximately $2.2 million in the next nine months for software development and equipment purchases, including payments on capitalized leases. Our actual future capital requirements will depend on a number of factors, including our cash availability, success in increasing sales, industry competition and technological developments.

Net cash used in financing activities.  Net cash used in financing activities increased $18,000 to $27,000 for the three months ended March 31, 2010 compared to net cash used of $9,000 for the same period in 2009. Included in net cash used in financing activities for the three months ended March 31, 2010 was $56,000 in proceeds we received from the exercise of 328,125 stock options, offset by $83,000 in principal payments on capital leases.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 13 of the condensed consolidated financial statements, “Recent Accounting Pronouncements.”

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, the Company implemented a new general ledger accounting system. The new system was not implemented in response to any deficiency in internal controls over financial reporting. Other than ongoing modifications to the new system following its initial implementation, which the Company believes enhanced its internal control over financial reporting, there was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock.  If any of the risks described in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.  As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit	Description
2.1	Asset Purchase Agreement dated May 11, 2009 between NTN Buzztime, Inc. and Instant Access Media, LLC (1)

2.2	Asset Purchase Agreement dated April 24, 2009 between NTN Buzztime, Inc. and iSports Inc. (2)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (3)

3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (4)

3.3	Bylaws of the Company, as amended (5)

10.1*	2010 Performance Incentive Plan (6)

10.2	Form of incentive stock option agreement under the 2010 Performance Incentive Plan

10.3	Form of nonstatutory stock option agreement under the 2010 Performance Incentive Plan

10.4*	NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management Contract or Compensatory Plan
#
These exhibits are being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Previously filed as an exhibit to the registrant's current report on Form 8-K filed on May 15, 2009 and incorporated by reference.
(2)	Previously filed as an exhibit to the registrant’s report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the registrant’s report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.
(6)	Previously filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by the registrant on April 30, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May 14, 2010	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)