Form 10-Q
period 2010-06-30
NTN BUZZTIME INC
filed 2010-08-13
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 10, 2010 the registrant had outstanding 60,700,139 shares of common stock, $.005 par value.

NTN BUZZTIME, INC. AND SUBSIDIARIES
FORM 10-Q

PART I

ITEM 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	June 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$3,268	$3,637
Accounts receivable, net of allowances of $235 and $321, respectively	547	606
Investments available-for-sale (Note 6)	198	180
Prepaid expenses and other current assets	613	634
Total current assets	4,626	5,057
Broadcast equipment and fixed assets, net	3,901	3,809
Software development costs, net of accumulated amortization of $1,375 and $1,197, respectively (Note 5)	1,086	1,374
Deferred costs	927	1,080
Goodwill (Note 4)	1,203	1,202
Intangible assets, net (Note 4)	1,221	1,585
Other assets	181	190
Total assets	$13,145	$14,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,032	$2,285
Sales taxes payable	928	855
Obligations under capital lease - current portion	440	300
Deferred revenue	429	523
Other current liabilities	126	294
Total current liabilities	3,955	4,257
Sales taxes payable, excluding current portion	19	128
Obligations under capital leases, excluding current portion	153	173
Deferred revenue, excluding current portion	93	82
Other liabilities	133	239
Total liabilities	4,353	4,879
Commitments and contingencies (Notes 11 and 12)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value,
$161 liquidation preference, 5,000 shares authorized; 161 shares issued and
outstanding at June 30, 2010 and December 31, 2009	1	1
Common stock, $.005 par value, 84,000 shares authorized; 60,700 and 60,359 shares issued and outstanding at June 30, 2010 and December 31, 2009,
respectively	303	302
Treasury stock, at cost, 503 shares at June 30, 2010 and
December 31, 2009	(456)	(456)
Additional paid-in capital	115,959	115,740
Accumulated deficit	(107,722)	(106,868)
Accumulated other comprehensive income (Note 13)	707	699
Total shareholders' equity	8,792	9,418
Total shareholders' equity and liabilities	$13,145	$14,297

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues	$6,191	$6,285	$12,462	$12,481
Operating expenses:
Direct operating costs (includes depreciation and amortization of $646 and $510 for the three months ended June 30, 2010
and 2009, respectively, and $1,254 and $1,003 for the six months
ended June 30, 2010 and 2009, respectively)	1,527	1,524	3,067	3,026
Selling, general and administrative	4,898	4,859	9,816	9,691
Depreciation and amortization (excluding depreciation and
amortization included in direct operating costs)	173	213	345	340
Total operating expenses	6,598	6,596	13,228	13,057
Operating loss	(407)	(311)	(766)	(576)
Other (expense) income, net	(63)	11	(57)	52
Loss before income taxes	(470)	(300)	(823)	(524)
Benefit (provision) for income taxes	13	18	(23)	(13)
Net loss	$(457)	$(282)	$(846)	$(537)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	60,188	57,762	60,045	56,500

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net loss	$(846)	$(537)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,599	1,343
Provision for doubtful accounts	158	31
Gain on contract termination	(11)	-
Stock-based compensation	156	85
Loss from disposition of equipment and capitalized software	173	40
Changes in assets and liabilities:
Accounts receivable	(99)	(163)
Prepaid expenses and other assets	27	(231)
Accounts payable and accrued expenses	(364)	218
Income taxes payable	5	(44)
Deferred costs	153	88
Deferred revenue	(83)	(26)
Net cash provided by operating activities	868	804
Cash flows used in investing activities:
Capital expenditures	(535)	(701)
Software development expenditures	(520)	(391)
Deposits on capital expenditures	-	(137)
Trademark license	(35)	-
Net cash used in investing activities	(1,090)	(1,229)
Cash flows provided by (used in) financing activities:
Principal payments on capital lease	(190)	(41)
Proceeds from exercise of stock options	56	28
Proceeds from the sale of common stock	-	750
Net cash (used in) provided by financing activities	(134)	737
Net (decrease) increase in cash and cash equivalents	(356)	312
Effect of exchange rate on cash	(13)	171
Cash and cash equivalents at beginning of period	3,637	3,362
Cash and cash equivalents at end of period	$3,268	$3,845

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$50	$9
Income taxes	$18	$107
Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding gain on investments available-for-sale	$18	$38
Equipment acquired under capital leases	$310	$457
Issuance of common stock in lieu of payment of preferred dividends	$8	$8
Assumed obligations in connection with the acquisition of intangible assets	$-	$62
Issuance of common stock in connection with the acquisition of intangible assets	$-	$616
Issuance of warrants in connection with the acquisition of intangible assets	$-	$908
Earn-out liability in connection with the acquisition of intangible assets	$-	$285

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.  The accompanying condensed balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2010, or any other period.

Reclassifications

The Company reclassified the condensed consolidated balance sheet for the period ended December 31, 2009 to conform to the 2010 presentation.

(2)	BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 9,619,000 and 11,237,000 as of June 30, 2010 and 2009, respectively, were excluded from the computations of diluted net loss per common share as their effect was anti-dilutive.

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

As a result of the iSports acquisition, the impact to revenue and net loss for the three and six months ended June 30, 2010 was immaterial.  Because there was no continuity of iSports operations after the acquisition date, the Company has determined that the proforma revenue and net loss information for the three and six months ended June 30, 2009 generally required by ASC No. 805 would not be meaningful and may be misleading.  The Company has therefore omitted these disclosures from the financial statements.

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

The Company accounted for the acquisition pursuant to ASC No. 805.  Accordingly, it recorded net assets and liabilities acquired at their fair values.  The fair value calculations are based on certain assumptions, including the number of i-am TV sites  converted to Buzztime customers and the incremental cash flows to the Company from those sites.  The purchase price allocation amounts reflected in the Company’s financial statements were final as of December 31, 2009.  The purchase price allocation was as follows:

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

As a result of the i-am TV acquisition, the Company recognized approximately $82,000 and $173,000 in subscription and other revenue for the three and six months ended June 30, 2010, respectively, based on the sales efforts of the Company to convert approximately 110 legacy i-am TV customers to the Buzztime platform.  Based on the post acquisition integration efforts of the Company, it is not practical to determine the impact on net loss for the three and six months ended June 30, 2010.

Because there was no continuity of i-am TV’s operations after the acquisition date, the Company has determined that the proforma revenue and net loss information for the three and six months ended June 30, 2009 generally required by ASC No. 805 would not be meaningful and may be misleading.  The Company has therefore omitted these disclosures from the financial statements.

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada.  The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2009 and determined that there were no indications of impairment at that time.  The Company considered the need to perform an additional test of goodwill of its Canadian business as of June 30, 2010, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2009 valuation.

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

The Company also has other intangible assets comprised predominantly of developed technology, trivia databases and trademarks.  Amortization expense relating to all intangible assets totaled $105,000 and $121,000 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense relating to all intangible assets totaled $228,000 and $139,000 for the six months ended June 30, 2010 and 2009, respectively.

(5)	SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain of its software products in accordance with ASC No. 350.  Amortization expense relating to capitalized software development costs totaled $144,000 and $72,000 for the three months ended June 30, 2010 and 2009, respectively, and $265,000 and $149,000 for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010 and December 31, 2009, approximately $297,000 and $554,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three and six months ended June 30, 2010, and determined to abandon various software development projects that it determined were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment loss of $149,000 was recognized for the three and six months ended June 30, 2010, which is included in selling, general and administrative expenses.  An impairment loss of $34,000 was recognized for the six months ended June 30, 2009.  There was no impairment loss recognized for the three months ended June 30, 2009.

(6)	INVESTMENTS AVAILABLE-FOR-SALE

Investment securities consist of equity securities, which are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value and unrealized holding gains and losses are excluded from earnings and are reported as a separate component of comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value. Any resulting impairment is charged to other expense and a new cost basis for the security is established.

The one investment available-for-sale that the Company holds is 2,518,000 shares of its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s holding in eBet represents less than 1% of the current outstanding shares.  The value of the investment increased $29,000 and $20,000 for the three months ended June 30, 2010 and 2009, respectively, and increased $18,000 and $38,000 for the six months ended June 30, 2010 and 2009, respectively.  Based on the closing market price at June 30, 2010, the value of the investment was approximately $198,000.  The unrealized gains and losses of this investment are recorded as other comprehensive income (loss) in the Company’s consolidated balance sheet (see Note 13).  As of June 30, 2010, the cumulative gain of the eBet investment was $34,000.  The Company will continue to monitor this investment for any decline in value that could be deemed other-than-temporary ultimately resulting in future impairments.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

The fair value of the Company’s investment in eBet Limited is determined based on quoted market prices, which is a Level 1 classification. The Company records the investment on the balance sheet at fair value with changes in fair value recorded as a component of other comprehensive income (loss) in the consolidated balance sheet (see Note 13).

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

(8)	EQUITY INCENTIVE PLANS

In June 2010, the Company’s shareholders approved the 2010 Performance Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the issuance of up to 6,000,000 shares of NTN common stock.  Under the 2010 Plan, options for the purchase of NTN common stock or other instruments such as deferred stock units may be granted to officers, directors, employees and consultants.  The Board of Directors has designated its Nominating and Corporate Governance/Compensation Committee as the 2010 Plan Committee.  Stock options granted under the 2010 Plan may either be incentive stock options or nonqualified stock options.  A stock option granted under the 2010 Plan generally cannot be exercised until it becomes vested.  The 2010 Plan Committee establishes the vesting schedule of each stock option at the time of grant.  At its discretion, the 2010 Plan Committee can accelerate the vesting, extend the post-termination exercise term or waive restrictions of any stock options or other awards under the 2010 Plan.  Options under the 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant.  As of June 30, 2010, 2,402,000 stock options have been granted under the 2010 Plan.  In September 2009, the Company’s 2004 Performance Incentive Plan (the “2004 Plan”) expired.  All awards that were granted under the 2004 Plan will continue to be governed by the 2004 Plan until they are exercised or expire in accordance with that plan’s terms.

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

The following weighted-average assumptions were used for grants issued during the three months ended June 30, 2010 under the ASC No. 718 requirements.  No options were granted for the three months ended March 31, 2010, and therefore, the weighted-average assumptions for the three and six months ended June 30, 2010 are the same.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted-average risk-free rate	1.70%	1.68%	1.70%	1.54%
Weighted-average volatility	93.66%	89.04%	93.66%	87.22%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Forfeiture rate	17.63%	17.63%	17.63%	17.63%
Expected life	6.55 years	4.00 years	6.55 years	3.98 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees for the three months ended June 30, 2010 and 2009 was $96,000 and $46,000, respectively, and $156,000 and $85,000 for the six months ended June 30, 2010 and 2009, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

(10)	CAPITAL LEASES

In January 2009, the Company entered into a $500,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility in multiple tranches with each individual tranche having a 24 month term.  Additionally, the equipment lease has a collateral obligation whereby the Company has pledged certain equipment located at the Carlsbad, California location to satisfy the equipment leasing company’s requirements.   As of June 30, 2010, the Company had utilized $457,000 of this facility, which has been accounted for as a capital lease.

In October 2009, the Company entered into a $1,000,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having a 24 month term.  As of June 30, 2010, the Company had utilized $442,000 of this facility, which has been accounted for as a capital lease.

Total depreciation expense under all capital leases was $109,000 and $23,000 for the three months ended June 30, 2010 and 2009, respectively, and $192,000 and $28,000 for the six months ended June 30, 2010 and 2009, respectively.

(11)	COMMITMENTS

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

Purchase Commitment Dispute

The Company had a commitment under a long-term agreement to purchase equipment from a vendor.  Under the original terms of the agreement, the Company was obligated to purchase $76,000 and $835,000 of equipment in 2009 and 2008, respectively, after the Company’s acceptance of certain milestones. Issues arose under the terms of the agreement, which still remain unresolved as of June 30, 2010.  In early 2008, the Company informed the vendor that numerous defects existed with the equipment.  The vendor failed to remedy the defects in a timely manner and the Company was forced to purchase equipment from a different manufacturer.  Due to the vendor's failure to cure the defects in accordance with the provisions in the agreement, the Company does not believe the required milestones were met.

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

(12)	CONTINGENCIES

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

During the three months ended March 31, 2009, the Company settled a long ongoing sales tax evaluation with the State of Texas.  The Company and the State of Texas executed an Audit Resolution Agreement and Joint Motion to Dismiss pursuant to which the Company will pay the state approximately $450,000 over a 2 year period.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, the Company began collecting and remitting sales tax in Texas in accordance with the state tax statutes.  As of June 30, 2010, $233,000 remains due to the State of Texas under this settlement agreement.

The Company is involved in ongoing sales tax inquiries, including certain formal assessments which total $705,000, with other states and provinces.  As a result of those inquiries, including the Texas liability discussed above, the Company recorded a total liability of $798,000 and $847,000 as of June 30, 2010 and December 31, 2009, respectively, which is included in the sales taxes payable balance in the condensed consolidated balance sheets.  Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be forced to pay all or part of these assessments with other states.

(13)	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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

The carrying value of the Company’s Australian investment, eBet, has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive income (loss). As of June 30, 2010 and December 31, 2009, the components of accumulated other comprehensive income are as follows:

	June 30, 2010	December 31, 2009
Unrealized gain on investment available-for-sale	$34,000	$16,000
Foreign currency translation adjustment	673,000	683,000
Ending balance	$707,000	$699,000

(14)	RECENT ACCOUNTING PRONOUNCEMENTS

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

(15)	CONCENTRATION OF RISK

Significant Customers

Buffalo Wild Wings together with its franchisees is a significant customer of the Company.  For the three months ended June 30, 2010 and 2009, the Company generated approximately 19% and 15%, respectively, of total revenue from this national chain. For the six months ended June 30, 2010 and 2009, the Company generated approximately 18% and 16%, respectively, of revenue from this chain.  As of June 30, 2010 and December 31, 2009, approximately $111,000 and $71,000, respectively, was included in accounts receivable from this customer.

Single Source Playmaker Supplier

The Company currently purchases its Playmakers from an unaffiliated Taiwanese manufacturer subject to the terms of a supply agreement dated April 23, 2007 with a term that automatically renews for one year periods.  The Company currently does not have an alternative source for its playmaker devices.  Management believes other manufacturers could be identified to produce the Playmakers on comparable terms.  A change in manufacturers, however, could cause delays in supply and may have an adverse effect on the Company’s operations.

(16)	GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
United States	$5,593,000	$5,666,000	$11,217,000	$11,223,000
Canada	598,000	619,000	1,245,000	1,258,000
Total revenue	$6,191,000	$6,285,000	$12,462,000	$12,481,000

Geographic breakdown of the Company’s long-term tangible assets as of June 30, 2010 and December 31, 2009 is as follows:

	June 30, 2010	December 31, 2009
United States	$3,744,000	$3,588,000
Canada	157,000	221,000
Total long-term tangible assets	$3,901,000	$3,809,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of June 30, 2010, we had 3,695 United States Network subscribers and 314 Canadian subscribers. Approximately 30% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s, Hooters and Old Chicago.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the six months ended June 30, 2010 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

We generated a net loss of $457,000 for the three months ended June 30, 2010, compared to net loss of $282,000 for the three months ended June 30, 2009.

Revenue

Revenue decreased $94,000 or 1%, to $6,191,000 for the three months ended June 30, 2010 from $6,285,000 for the three months ended June 30, 2009, primarily due to a decrease in advertising revenue of $111,000. Subscription revenue remained unchanged, however, the average revenue generated per site decreased, which was offset by an increase in site count.  Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers as of June 30,
	2010	2009
United States	3,695	3,561
Canada	314	310
Total	4,009	3,871

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the three months ended June 30, 2010 and 2009:

	For the three months ended June 30,
	2010	2009
Revenues	$6,191,000	$6,285,000
Direct Costs	1,527,000	1,524,000
Gross Margin	$4,664,000	$4,761,000

Gross Margin Percentage	75%	76%

Gross margin as a percentage of revenue decreased to 75% for the three months ended June 30, 2010 from 76% for the three months ended June 30, 2009. Direct costs remained flat at $1,527,000 for the three months ended June 30, 2010 as compared to $1,524,000 for the same period in 2009.  The decrease in gross margin was a result of lower revenue per site recognized for the three months ended June 30, 2010 compared to the same period in 2009.  Fluctuations in direct costs for the three months ended June 30, 2010 compared to the same period in 2009 included increased depreciation and amortization expense of $137,000 resulting from increased equipment purchases under capital leases and intangible assets that were acquired during the second quarter of 2009, offset by a decrease of $109,000 in communications expense as we completed the conversion of customers from satellite to broadband during 2009 and a decrease in Playmaker repair and other equipment costs of $30,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $39,000, or 1%, to $4,898,000 for the three months ended June 30, 2010 from $4,859,000 for the three months ended June 30, 2009.  Selling, general and administrative expenses increased during the three months ended June 30, 2010 primarily due to increased personnel and related expenses of $376,000 resulting from increased headcount, annual merit increases and amounts earned under incentive pay plans; increased software disposal expense of $149,000 and increased bad debt expense of $63,000 as a result of 2009 including recoveries.  These increases were offset by decreased consulting expense of $111,000 due to reduced reliance on consultants; decreased legal expense of $107,000 due to legal expenses associated with asset acquisitions completed in 2009; decreased other tax expense of $119,000 due to a delay in timing in 2010 relating to services for filing tax returns as well as the impact of a sales tax assessment settlement in 2009; decreased facilities expense of $94,000 due to reduced maintenance and telephone costs;  decreased travel expense of $75,000 due to less travel by our sales and marketing team and a net $43,000 decrease in other miscellaneous expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $40,000 to $173,000 for the three months ended June 30, 2010 from $213,000 for the three months ended June 30, 2009 primarily due to fully amortizing an intangible asset we acquired in 2009.

Other (Expense) Income, Net

Other (expense) income, net increased in expense by $74,000 to $63,000 net expense for the three months ended June 30, 2010 from $11,000 net income for the three months ended June 30, 2009. The increase in expense was due to an increase in interest expense of $17,000 related to capital equipment leases; lower interest income of $21,000 resulting from a decrease in our average cash balance invested in interest bearing securities; losses on disposal of assets of $22,000; and foreign currency exchange losses of $32,000 related to intercompany activity with our Canadian subsidiary.  Offsetting the net increase in expense was $18,000 of other income related to an insurance claim settlement.

Income Taxes

We expect to incur federal alternative minimum tax, or AMT, and minimum state income tax liability in 2010 related to our U.S. operations.  We also expect to pay income taxes in Canada due to the profitability of NTN Canada.  For the three months ended June 30, 2010, we recorded a net tax benefit of $13,000, which includes an adjustment to our Canadian income tax receivable, and we recorded a net tax benefit of $18,000 for the three months ended June 30, 2009.  We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the three months ended June 30,
	2010	2009
Net loss per GAAP	$(457,000)	$(282,000)
Interest expense (income), net	28,000	(11,000)
Depreciation and amortization	819,000	723,000
Income tax benefit	(13,000)	(18,000)
EBITDA	$377,000	$412,000

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

We generated a net loss of $846,000 for the six months ended June 30, 2010, compared to net loss of $537,000 for the six months ended June 30, 2009.

Revenue

Revenue was flat period to period, decreasing $19,000 to $12,462,000 for the six months ended June 30, 2010 from $12,481,000 for the six months ended June 30, 2009. Fluctuations in revenue for the six months ended June 30, 2010 compared to the same period in 2009 included a decrease in advertising revenue of $99,000 and an increase in subscription revenue due to increased site count, offset by a decrease in the average revenue generated per site.

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the six months ended June 30, 2010 and 2009:

	For the six months ended June 30,
	2010	2009
Revenues	$12,462,000	$12,481,000
Direct Costs	3,067,000	3,026,000
Gross Margin	$9,395,000	$9,455,000

Gross Margin Percentage	75%	76%

Gross margin as a percentage of revenue decreased to 75% for the six months ended June 30, 2010 from 76% for the six months ended June 30, 2009. Direct costs increased $41,000 to $3,067,000 for the six months ended June 30, 2010 as compared to $3,026,000 for the same period in 2009.  The decrease in gross margin was partially the result of lower revenue per site recognized for the six months ended June 30, 2010 compared to the same period in 2009.  The increase in direct costs was due to increased depreciation and amortization expense of $253,000 resulting from increased equipment purchases under capital leases and intangible assets that were acquired during the second quarter of 2009, as well as increased field service costs of $115,000 due to both an increase in the number of service calls year over year as well as an increase in cost per service call.  These increases were offset by a decrease of $245,000 in communications expense as we completed the conversion of customers from satellite to broadband during 2009, a decrease in Playmaker repair and other equipment costs of $45,000 and a net decrease of approximately $37,000 in other miscellaneous expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $125,000, or 1%, to $9,816,000 for the six months ended June 30, 2010 from $9,691,000 for the six months ended June 30, 2009.  Selling, general and administrative expenses increased primarily due to increased personnel and related expenses of $638,000 resulting from increased  headcount, heath insurance expenses, temporary labor, stock compensation and annual merit increases; increased expense of $115,000 relating to the disposal of software; increased travel expense of $46,000 due to a larger account management team in 2010 as compared to 2009 and increased bad debt expense of $126,000 as a result of lower recoveries in 2010.  These increases were offset by decreased severance and related payroll taxes of $218,000; decreased facilities expense of $106,000 due to reduced maintenance and telephone costs; decreased recruiting expense of $86,000; decreased consulting expense of $76,000; decreased legal expense of $205,000 related to the asset acquisitions in 2009 and decreased tax filing fees of $63,000 due to a delay in timing in 2010 of our  tax returns.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $5,000 to $345,000 for the six months ended June 30, 2010 from $340,000 for the six months ended June 30, 2009 primarily due to increased amortization expense related to intangible assets acquired in 2009, of which, one asset was fully amortized during 2009.

Other (Expense) Income, Net

Other (expense) income, net increased in expense by $109,000 to $57,000 net expense for the six months ended June 30, 2010 from $52,000 net income for the six months ended June 30, 2009. The increase in expense was due to an increase in interest expense of $44,000 related to capital equipment leases; lower interest income of $63,000 resulting from a decrease in our average cash balance invested in interest bearing securities; losses on disposal of assets of $11,000; and foreign currency exchange losses of $8,000 related to intercompany activity with our Canadian subsidiary.  Offsetting the net increase in expense is $18,000 of other income related to an insurance claim settlement.

Income Taxes

For the six months ended June 30, 2010, we recorded a net tax provision of $23,000, which includes an adjustment to our Canadian income tax receivable, and we recorded a net tax provision of $13,000 for the six months ended June 30, 2009.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the six months ended June 30,
	2010	2009
Net loss per GAAP	$(846,000)	$(537,000)
Interest expense (income), net	55,000	(52,000)
Depreciation and amortization	1,599,000	1,343,000
Income tax provision	23,000	13,000
EBITDA	$831,000	$767,000

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had cash and cash equivalents of $3,268,000 compared to cash and cash equivalents of $3,637,000 as of December 31, 2009.  We believe existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for at least the next 12 months. We have no debt obligations other than capital leases.  It is our intention to continue entering into capital lease facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, further reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, further reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of June 30, 2010, we had working capital (current assets in excess of current liabilities) of $671,000 compared to $800,000 as of December 31, 2009.  The following table shows our change in working capital from December 31, 2009 to June 30, 2010.

Increase (Decrease)
Working capital as of December 31, 2009	$800,000
Changes in current assets:
Cash and cash equivalents	(369,000)
Accounts receivable, net of allowance	(59,000)
Investment available-for-sale	18,000
Prepaid expenses and other current assets	(21,000)
Total current assets	(431,000)
Changes in current liabilities:
Accounts payable and accrued liabilities	(253,000)
Sales taxes payable	73,000
Obligations under capital lease - current portion	140,000
Deferred revenue	(94,000)
Other current liabilities	(168,000)
Total current liabilities	(302,000)
Net change in working capital	(129,000)
Working capital as of June 30, 2010	$671,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the six months ended June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$868,000	$804,000
Investing activities	(1,090,000)	(1,229,000)
Financing activities	(134,000)	737,000
Effect of exchange rates	(13,000)	171,000
Net (decrease) increase in cash and cash equivalents	$(369,000)	$483,000

Net cash provided by operating activities.  We are dependent on cash flows from operations to meet our cash requirements.  Net cash generated from operating activities was $868,000 for the six months ended June 30, 2010 compared to net cash generated from operating activities of $804,000 for the same period in 2009. The $64,000 increase in cash provided by operations was primarily due to an increase of $267,000 in cash provided by net loss excluding non-cash charges, offset by an increase of $203,000 in cash used by operating assets and liabilities.

Our largest use of cash is payroll and related costs.  Cash used related to payroll increased $309,000 to $5,595,000 for the six months ended June 30, 2010 from $5,286,000 during the same period in 2009.  This increase is the result of higher headcount related to our account management team during the six months ended June 30, 2010 compared to the same period in 2009 as well as merit increases that were given during 2010.  Our primary source of cash is cash we generate from customers.  Cash received from customers decreased $14,000 to $12,789,000 for the six months ended June 30, 2010 from $12,803,000 during the same period in 2009.

Net cash used in investing activities.  We used $1,090,000 in cash for investing activities for the six months ended June 30, 2010 compared to $1,229,000 used in cash for investing activities during the same period in 2009.  The $139,000 decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $303,000, offset by increases of $129,000 in cash used for software development initiatives and $35,000 related to a trademark license.

Net cash (used in) provided by financing activities.  Net cash used in financing activities increased $871,000 to $134,000 for the six months ended June 30, 2010 compared to net cash provided by financing activities of $737,000 for the same period in 2009. The increase in cash used in financing activities was due to a $149,000 increase in principal payments on capital leases and a $750,000 decrease in proceeds from the sale of common stock in 2009, offset by a $28,000 increase in proceeds received from the exercise of stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 14 of the condensed consolidated financial statements, “Recent Accounting Pronouncements.”

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

         None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (1)

3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (2)

3.3	Bylaws of the Company, as amended (3)

10.1*	2010 Performance Incentive Plan (4)

10.2*	Employment Agreement, dated April 12, 2010, by and between the Company and Michael Bush

10.3*	Severance Agreement and General Release, dated April 30, 2010, by and between the Company and Kenneth Keymer

10.4*	Employment offer letter, dated May 25, 2010, by and between the Company and Christopher George

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management Contract or Compensatory Plan

#
These exhibits are being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Previously filed as an exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(2)	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the registrant’s report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

(4)	Previously filed as Exhibit A to the Definitive Proxy Statement on Schedule 14A filed by the registrant on April 30, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: August 13, 2010	By:	/s/ KENDRA BERGER
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)