Form 10-Q
period 2010-09-30
NTN BUZZTIME INC
filed 2010-11-12
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 10, 2010 the registrant had outstanding 60,730,139 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES
FORM 10-Q

PART I

ITEM 1.  Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$3,855	$3,637
Accounts receivable, net of allowances of $295 and $321, respectively	451	606
Investments available-for-sale (Note 6)	195	180
Prepaid expenses and other current assets	716	634
Total current assets	5,217	5,057
Broadcast equipment and fixed assets, net	3,845	3,809
Software development costs, net of accumulated amortization of $1,461 and $1,197, respectively (Note 5)	1,058	1,374
Deferred costs	905	1,080
Goodwill (Note 4)	1,225	1,202
Intangible assets, net (Note 4)	1,123	1,585
Other assets	130	190
Total assets	$13,503	$14,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,053	$2,285
Sales taxes payable	911	855
Obligations under capital lease - current portion	407	300
Deferred revenue	680	523
Other current liabilities	89	294
Total current liabilities	4,140	4,257
Sales taxes payable, excluding current portion	-	128
Obligations under capital leases, excluding current portion	139	173
Deferred revenue, excluding current portion	87	82
Other liabilities	133	239
Total liabilities	4,499	4,879
Commitments and contingencies (Notes 11 and 12)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value per share, $161 liquidation preference, 5,000 shares authorized; 161 shares issued and outstanding at September 30, 2010 and December 31, 2009	1	1
Common stock, $.005 par value per share, 84,000 shares authorized; 60,730 and 60,359 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	303	302
Treasury stock, at cost, 503 shares at September 30, 2010 and
December 31, 2009	(456)	(456)
Additional paid-in capital	116,016	115,740
Accumulated deficit	(107,598)	(106,868)
Accumulated other comprehensive income (Note 13)	738	699
Total shareholders' equity	9,004	9,418
Total shareholders' equity and liabilities	$13,503	$14,297

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues	$6,505	$6,717	$18,967	$19,198
Operating expenses:
Direct operating costs (includes depreciation and amortization of $644 and $570 for the three months ended September 30, 2010 and 2009, respectively, and $1,898 and $1,573 for the nine months ended September 30, 2010 and 2009, respectively)	1,522	1,743	4,589	4,769
Selling, general and administrative	4,665	5,474	14,481	15,165
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	163	416	508	756
Total operating expenses	6,350	7,633	19,578	20,690
Operating income (loss)	155	(916)	(611)	(1,492)
Other (expense) income, net	(16)	139	(73)	191
Income (loss) before income taxes	139	(777)	(684)	(1,301)
(Provision) benefits for income taxes	(15)	9	(38)	(4)
Net income (loss)	$124	$(768)	$(722)	$(1,305)

Net income (loss) per common share - basic	$0.00	$(0.01)	$(0.01)	$(0.02)

Net income (loss) per common share - diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic	60,209	59,845	60,100	57,628

Weighted average shares outstanding - diluted	60,849	59,845	60,100	57,628

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2010	2009
Cash flows provided by (used in) operating activities:
Net loss	$(722)	$(1,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,406	2,329
Provision for doubtful accounts	232	94
Gain on contract termination	(11)	-
Stock-based compensation	209	133
Loss from disposition of equipment and capitalized software	265	266
Changes in assets and liabilities:
Accounts receivable	(76)	(556)
Prepaid expenses and other assets	(4)	(106)
Accounts payable and accrued liabilities	(421)	235
Income taxes payable	(12)	(48)
Deferred costs	176	161
Deferred revenue	161	(82)
Net cash provided by operating activities	2,203	1,121
Cash flows used in investing activities:
Capital expenditures	(992)	(1,486)
Software development expenditures	(707)	(660)
Deposits on capital expenditures	-	(41)
Trademark license	(35)	-
Net cash used in investing activities	(1,734)	(2,187)
Cash flows provided by (used in) financing activities:
Principal payments on capital lease	(302)	(94)
Proceeds from exercise of stock options	61	28
Proceeds from the sale of common stock	-	750
Net cash (used in) provided by financing activities	(241)	684
Net increase (decrease) in cash and cash equivalents	228	(382)
Effect of exchange rate on cash	(10)	237
Cash and cash equivalents at beginning of period	3,637	3,362
Cash and cash equivalents at end of period	$3,855	$3,217

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$70	$32
Income taxes	$50	$177
Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding gain on investments available-for-sale	$15	$122
Equipment acquired under capital leases	$376	$457
Issuance of common stock in lieu of payment of preferred dividends	$8	$8
Assumed obligations in connection with the acquisition of intangible assets	$-	$62
Issuance of common stock in connection with the acquisition of intangible assets	$-	$616
Issuance of warrants in connection with the acquisition of intangible assets	$-	$908
Earn-out liability in connection with the acquisition of intangible assets	$-	$285

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

Basis of Accounting Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary, which are of a normal and recurring nature, for a fair presentation for the periods presented of the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiaries: IWN, Inc., IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc., NTN Software Solutions, Inc., NTN Canada, Inc., and NTN Buzztime, Ltd., all of which, other than NTN Canada, Inc., are dormant subsidiaries.All significant intercompany transactions have been eliminated in consolidation.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.  The accompanying condensed balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2010, or any other period.

Reclassifications

The Company reclassified the condensed consolidated balance sheet for the period ended December 31, 2009 to conform to the 2010 presentation.

(2)   BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings. Total options, warrants, convertible preferred stock and deferred stock units that were excluded from computing diluted net loss per common share represented approximately 8,029,000 and 9,939,000 for the three months ended September 30, 2010 and 2009, respectively, and 9,671,000 and 9,939,000 for the nine months ended September 30, 2010 and 2009, respectively, as their effect was anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$124	$(768)	$(722)	$(1,305)
Denominator:
Weighted average common shares outstanding - basic	60,209	59,845	60,100	57,628
Effects of diluted common shares	640	-	-	-
Weighted average common shares outstanding - diluted	60,849	59,845	60,100	57,628

Net income (loss) per common share - basic	$0.00	$(0.01)	$(0.01)	$(0.02)
Net income (loss) per common share - diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

(3)   ACQUISITIONS

iSports Acquisition

In April 2009, the Company entered into an asset purchase agreement with iSports Inc., a California corporation.  iSports was a provider of mobile sports scores, news and interactive gameplay.  Pursuant to the terms of the agreement, in consideration for the acquired assets, the Company issued (i) 500,000 unregistered shares of the Company’s common stock, (ii) a warrant to purchase 1,000,000 shares of unregistered common stock, with an exercise price of $0.30 per share, and (iii) a warrant to purchase 500,000 shares of unregistered common stock, with an exercise price of $0.50 per share.  In addition, if certain business conditions are satisfied in each of calendar years 2009, 2010 and 2011, the Company would be required to pay as additional consideration 35% of the amount by which the Company’s net media revenues (as defined in the agreement) for such years exceed specified threshold amounts.  The agreement also contains customary representations, warranties and covenants.

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

As a result of the iSports acquisition, the impact to revenue and net income for the three months ended September 30, 2010 and the impact to revenue and net loss for the nine months ended September 30, 2010 were immaterial.  Because there was no continuity of iSports operations after the acquisition date, the Company has determined that the proforma revenue and net loss information for the nine months ended September 30, 2009 generally required by ASC No. 805 would not be meaningful and may be misleading.  The Company has therefore omitted these disclosures from the financial statements.

i-am TV Acquisition

In May 2009, the Company entered into an asset purchase agreement (the “i-am TV Agreement”) through which it acquired certain assets of “i-am TV” from Instant Access Media, LLC.  i-am TV had been in the business of providing programming and advertising to hospitality venues located in the top 15 designated market areas throughout the United States.  The transaction included the acquisition of approximately 1,400 flat panel television screens installed in 368 locations as well as the related communication equipment.  Pursuant to the terms of the i-am TV Agreement, in consideration for the acquired assets, the Company issued (i) 1,500,000 unregistered shares of the Company’s common stock, (ii) warrants to purchase 1,000,000 shares of unregistered common stock with an exercise price of $0.50 per share, (iii) warrants to purchase 1,000,000 shares of unregistered common stock with an exercise price of $1.00 per share and (iv) warrants to purchase 1,000,000 shares of unregistered common stock with an exercise price of $1.50 per share.  In addition, the Company has agreed to provide future earnout consideration (the “Earnout”) in calendar years 2010 through 2012 based on net advertising revenues as defined in the i-am TV Agreement.  The Earnout will be calculated as the product of the total net advertising revenues for the Company multiplied by the percentage of qualifying venues that have converted from i-am TV to the Company’s Buzztime iTV Network in relation to the total population of Buzztime iTV Network subscribers.  The i-am TV Agreement also contained customary representations, warranties and covenants.

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

As a result of the i-am TV acquisition, the Company recognized approximately $82,000 and $255,000 in subscription and other revenue for the three and nine months ended September 30, 2010, respectively, based on the sales efforts of the Company to convert approximately 110 legacy i-am TV customers to the Buzztime platform.  Based on the post acquisition integration efforts of the Company, it is not practical to determine the impact on net income for the three months ended September 30, 2010 or net loss for the nine months ended September 30, 2010.

Because there was no continuity of i-am TV’s operations after the acquisition date, the Company has determined that the proforma revenue and net loss information for the nine months ended September 30, 2009 generally required by ASC No. 805 would not be meaningful and may be misleading.  The Company has therefore omitted these disclosures from the financial statements.

(4)   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada.  The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2010 and determined that there were no indications of impairment at that time.

Other Intangible Assets

As discussed in Note 3, during the quarter ended June 30, 2009, the Company acquired certain assets of iSports Inc. and Instant Access Media, LLC.  As a result of those transactions, the Company recorded $1,176,000 in customer relationship intangible assets and $599,000 in unpatented technology.  The majority of the customer relationship intangible asset will be amortized on a straight line basis over a period of 44 months. Approximately $300,000 was amortized over the three months ended August 31, 2009 coinciding with the period that the related advertising revenue was recognized.  The unpatented technology intangible asset will be amortized on a straight line basis over a period of 60 months and recorded in direct expenses.  The useful lives reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized.

The Company also has other intangible assets comprised predominantly of developed technology, trivia databases and trademarks.  Amortization expense relating to all intangible assets totaled $100,000 and $337,000 for the three months ended September 30, 2010 and 2009, respectively, and $328,000 and $476,000 for the nine months ended September 30, 2010 and 2009, respectively.

(5)   SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain of its software products in accordance with ASC No. 350.  Amortization expense relating to capitalized software development costs totaled $129,000 and $115,000 for the three months ended September 30, 2010 and 2009, respectively, and $394,000 and $264,000 for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010 and December 31, 2009, approximately $206,000 and $554,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three and nine months ended September 30, 2010, and determined to abandon various software development projects that it determined were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment loss of $87,000 and $222,000 was recognized for the three months ended September 30, 2010 and 2009, respectively, and $236,000 and $256,000 was recognized for the nine months ended September 30, 2010 and 2009, respectively.  These impairment losses are included in selling, general and administrative expenses.

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

The one investment available-for-sale that the Company holds is 2,518,000 shares of its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s holding in eBet represents less than 1% of the current outstanding shares.  The value of the investment decreased $3,000 for the three months ended September 30, 2010 and increased $84,000 for the three months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, the value of the investment increased $15,000 and $122,000, respectively.  Based on the closing market price at September 30, 2010, the value of the investment was approximately $195,000.  The unrealized gains and losses of this investment are recorded as other comprehensive income (loss) in the Company’s consolidated balance sheet (see Note 13).  As of September 30, 2010, the cumulative gain of the eBet investment was $31,000.  The Company will continue to monitor this investment for any decline in value that could be deemed other-than-temporary ultimately resulting in future impairments.

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

(8)   EQUITY INCENTIVE PLANS

In June 2010, the Company’s shareholders approved the 2010 Performance Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the issuance of up to 6,000,000 shares of NTN common stock.  Under the 2010 Plan, options for the purchase of NTN common stock or other instruments such as deferred stock units may be granted to officers, directors, employees and consultants.  The Board of Directors has designated its Nominating and Corporate Governance/Compensation Committee as the 2010 Plan Committee.  Stock options granted under the 2010 Plan may either be incentive stock options or nonqualified stock options.  A stock option granted under the 2010 Plan generally cannot be exercised until it becomes vested.  The 2010 Plan Committee establishes the vesting schedule of each stock option at the time of grant.  At its discretion, the 2010 Plan Committee can accelerate the vesting, extend the post-termination exercise term or waive restrictions of any stock options or other awards under the 2010 Plan.  Options under the 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant.  As of September 30, 2010, 2,442,000 stock options have been granted under the 2010 Plan.  In September 2009, the Company’s 2004 Performance Incentive Plan (the “2004 Plan”) expired.  All awards that were granted under the 2004 Plan will continue to be governed by the 2004 Plan until they are exercised or expire in accordance with that plan’s terms.

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

The following weighted-average assumptions were used for grants issued during the three and nine months ended September 30, 2010 under the ASC No. 718 requirements.
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted-average risk-free rate	1.21%	2.14%	1.68%	1.72%
Weighted-average volatility	95.54%	91.67%	92.64%	88.55%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Forfeiture rate	17.63%	17.63%	17.63%	17.63%
Expected life	6.14 years	7.18 years	6.48 years	6.05 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees for the three months ended September 30, 2010 and 2009 was $53,000 and $48,000, respectively, and $209,000 and $133,000 for the nine months ended September 30, 2010 and 2009, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

(10)   CAPITAL LEASES

In January 2009, the Company entered into a $500,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility in multiple tranches with each individual tranche having a 24 month term.  Additionally, the equipment lease has a collateral obligation whereby the Company has pledged certain equipment located at the Carlsbad, California location to satisfy the equipment leasing company’s requirements.   The Company utilized $457,000 of this facility, all of which has been accounted for as a capital lease.  As of September 30, 2010, the Company’s remaining capital lease obligations under this facility was $146,000.

In October 2009, the Company entered into a $1,000,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having a 24 month term.  As of September 30, 2010, the Company had utilized $507,000 of this facility, all of which has been accounted for as a capital lease.  As of September 30, 2010, the Company’s remaining capital lease obligations under this facility was $375,000.

Total depreciation expense under all capital leases was $114,000 and $38,000 for the three months ended September 30, 2010 and 2009, respectively, and $306,000 and $66,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Purchase Commitment Dispute

The Company had a commitment under a long-term agreement to purchase equipment from a vendor.  Under the original terms of the agreement, the Company was obligated to purchase $76,000 and $835,000 of equipment in 2009 and 2008, respectively, after the Company’s acceptance of certain milestones. Issues arose under the terms of the agreement, which remain unresolved as of September 30, 2010.  In early 2008, the Company informed the vendor that numerous defects existed with the equipment.  The vendor failed to remedy the defects in a timely manner and the Company was forced to purchase equipment from a different manufacturer.  Due to the vendor's failure to cure the defects in accordance with the provisions in the agreement, the Company does not believe the required milestones were met.

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

During the three months ended March 31, 2009, the Company settled a long ongoing sales tax evaluation with the State of Texas.  The Company and the State of Texas executed an Audit Resolution Agreement and Joint Motion to Dismiss pursuant to which the Company will pay the state approximately $450,000 over a 2 year period.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, the Company began collecting and remitting sales tax in Texas in accordance with the state tax statutes.  As of September 30, 2010, $181,000 remains due to the State of Texas under this settlement agreement.

The Company is involved in ongoing sales tax inquiries, including certain formal assessments which total $705,000, with other states and provinces.  As a result of those inquiries, including the Texas liability discussed above, the Company recorded a total liability of $772,000 and $847,000 as of September 30, 2010 and December 31, 2009, respectively, which is included in the sales taxes payable balance in the condensed consolidated balance sheets.  Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be forced to pay all or part of these assessments with other states.

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

The carrying value of the Company’s Australian investment, eBet, has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive income. As of September 30, 2010 and December 31, 2009, the components of accumulated other comprehensive income are as follows:

	September 30, 2010	December 31, 2009
Unrealized gain on investment available-for-sale	$31,000	$16,000
Foreign currency translation adjustment	707,000	683,000
Ending balance	$738,000	$699,000

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

(15)   CONCENTRATIONS OF RISK

Significant Customers

Buffalo Wild Wings together with its franchisees is a significant customer of the Company.  For the three months ended September 30, 2010 and 2009, the Company generated approximately 19% and 15%, respectively, of total revenue from this national chain. For the nine months ended September 30, 2010 and 2009, the Company generated approximately 18% and 15%, respectively, of revenue from this chain.  As of September 30, 2010 and December 31, 2009, approximately $102,000 and $71,000, respectively, was included in accounts receivable from this customer.

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

(16)   GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
United States	$5,920,000	$6,111,000	$17,137,000	$17,333,000
Canada	585,000	606,000	1,830,000	1,865,000
Total revenue	$6,505,000	$6,717,000	$18,967,000	$19,198,000

Geographic breakdown of the Company’s long-term tangible assets as of September 30, 2010 and December 31, 2009 is as follows:

	September 30, 2010	December 31, 2009
United States	$3,711,000	$3,588,000
Canada	134,000	221,000
Total long-term tangible assets	$3,845,000	$3,809,000

(17)   NET OPERATING LOSS CARRYFORWARDS

At December 31, 2009, the Company had net operating loss carryforwards ("NOL") of approximately $61,732,000 and $16,217,000 for federal and state income tax purposes, respectively.  Section 382 of the Internal Revenue Code (“IRC”) sets forth rules that impact the utilization of NOL carryforwards that existed prior to a change in control which are available to offset future taxable income. The Company completed a Section 382 analysis for the period from January 1, 1992 through September 30, 2010 and determined that the Company will be able to utilize the total NOL carryforwards that existed as of December 31, 2009, provided it generates sufficient future earnings.  The Company has established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets.

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

The out-of-home Buzztime iTV Network has maintained a unique position in the hospitality industry for over 25 years as a promotional platform providing interactive entertainment to patrons in restaurants and bars (hospitality venues).  The iTV Network distributes a wide variety of engaging interactive multi-player games, including trivia quiz shows, play-along sports programming and casino-style and casual games to our Network subscribers. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. In late 2009, we introduced an application that can be downloaded to an iPhone that enables patrons to use their iPhone in-venue instead of the Playmaker to play these Buzztime games.  Buzztime players can compete with other players within their hospitality venue and also against players in other Network subscriber venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of September 30, 2010, we had 3,730 United States Network subscribers and 285 Canadian subscribers. Approximately 30% of our Network subscribers come from national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, TGI Friday’s, Hooters and Old Chicago.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2010 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

We generated net income of $124,000 for the three months ended September 30, 2010, compared to net loss of $768,000 for the three months ended September 30, 2009.

Revenue

Revenue decreased $212,000 or 3%, to $6,505,000 for the three months ended September 30, 2010 from $6,717,000 for the three months ended September 30, 2009, due to a decrease in subscription revenue related to lower site count and lower average revenue generated per site, a decrease in advertising revenue of $61,000 and a decrease in certain non-recurring hardware sales we recognized for the period in 2009.  Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers as of September 30,
	2010	2009
United States	3,730	3,721
Canada	285	330
Total	4,015	4,051

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the three months ended September 30, 2010 and 2009:

	For the three months ended September 30,
	2010	2009
Revenues	$6,505,000	$6,717,000
Direct Costs	1,522,000	1,743,000
Gross Margin	$4,983,000	$4,974,000

Gross Margin Percentage	77%	74%

Gross margin as a percentage of revenue increased to 77% for the three months ended September 30, 2010 from 74% for the three months ended September 30, 2009. Direct costs decreased $221,000, or 13%, from $1,743,000 for the three months ended September 30, 2009 as compared to $1,522,000 for the same period in 2010.  The decrease in direct costs was primarily due to a decrease of $139,000 in communications expense as we completed the conversion of customers from satellite to broadband during 2009 and a decrease in service provider fees of $104,000 due to less service calls during the three months ended September 30, 2010 compared to the same period in 2009.  These decreases were offset by increased depreciation and amortization expense of $46,000 resulting from increased equipment purchases under capital leases and intangible assets that were acquired during the second quarter of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $809,000, or 15%, to $4,665,000 for the three months ended September 30, 2010 from $5,474,000 for the three months ended September 30, 2009.  Selling, general and administrative expenses decreased during the three months ended September 30, 2010 primarily due to decreased sales and marketing expenses of $258,000; decreased facilities expense of $126,000 due to reduced rent, telephone and maintenance costs; decreased software disposal costs of $135,000; decreased payroll and payroll related expense of $94,000 primarily due to a decrease in incentive compensation; decreased consulting expense of $83,000 due to reduced utilization of consultants; decreased travel expense of $60,000 and a net decrease of $55,000 in other miscellaneous expense.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $253,000 to $163,000 for the three months ended September 30, 2010 from $416,000 for the three months ended September 30, 2009 primarily due to fully amortizing an intangible asset we acquired in 2009.

Other (Expense) Income, Net

Other (expense) income, net increased in expense by $155,000 to $16,000 of expense for the three months ended September 30, 2010 from $139,000 of other income for the three months ended September 30, 2009. During the three months ended September 30, 2010, we recorded a foreign currency exchange loss of $7,000 related to intercompany activity with our Canadian subsidiary compared to gain of $155,000 for the three months ended September 30, 2009.

Income Taxes

We expect to incur federal alternative minimum tax, or AMT, and minimum state income tax liability in 2010 related to our U.S. operations.  We also expect to pay income taxes in Canada due to the profitability of NTN Canada.  For the three months ended September 30, 2010, we recorded a net tax provision of $15,000 and a tax benefit of $9,000 for the three months ended September 30, 2009.  We continue to provide a 100% valuation allowance against our deferred tax assets related to certain net operating losses as realization of such tax benefits is not assessed as more likely than not.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the three months ended September 30,
	2010	2009
Net income (loss) per GAAP	$124,000	$(768,000)
Interest expense, net	24,000	16,000
Depreciation and amortization	807,000	986,000
Income tax provision (benefit)	15,000	(9,000)
EBITDA	$970,000	$225,000

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

We generated a net loss of $722,000 for the nine months ended September 30, 2010, compared to net loss of $1,305,000 for the nine months ended September 30, 2009.

Revenue

Revenue decreased $231,000, or 1%, to $18,967,000 for the nine months ended September 30, 2010 from $19,198,000 for the nine months ended September 30, 2009. The decrease was primarily due to a decrease in advertising revenue of $160,000 and a decrease in certain non-recurring hardware sales of $68,000 that we recognized for the period in 2009.

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the nine months ended September 30, 2010 and 2009:

	For the nine months ended September 30,
	2010	2009
Revenues	$18,967,000	$19,198,000
Direct Costs	4,589,000	4,769,000
Gross Margin	$14,378,000	$14,429,000

Gross Margin Percentage	76%	75%

Gross margin as a percentage of revenue increased to 76% for the nine months ended September 30, 2010 from 75% for the nine months ended September 30, 2009. Direct costs decreased $180,000 to $4,589,000 for the nine months ended September 30, 2010 as compared to $4,769,000 for the same period in 2009.  The decrease in direct costs was due to a decrease of $385,000 in communications expense as we completed the conversion of customers from satellite to broadband during 2009, a decrease in Playmaker repair and other equipment costs of $51,000 and a decrease of approximately $52,000 in other direct expenses primarily due to reduced license fees.  These decreases were offset by an increase in depreciation and amortization expense of $299,000 resulting from increased equipment purchases under capital leases and intangible assets that were acquired during the second quarter of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $684,000, or 5%, to $14,481,000 for the nine months ended September 30, 2010 from $15,165,000 for the nine months ended September 30, 2009. Selling, general and administrative expenses decreased due to decreased professional fees of $427,000 due to less consulting expense, legal fees related to the asset acquisitions in 2009 and lower auditing fees; decreased selling and marketing expense of $254,000 due to reduced trade show attendance and market research costs; decreased facilities expense of $232,000 due to reduced rent, maintenance and telephone costs; decreased severance and related payroll taxes of $222,000; decreased recruiting expense of $74,000; decreased training and development expense of $21,000; decreased investor relations expense of $24,000; decreased travel expense of $13,000; decreased tax filing fees of $35,000 due to reduced costs for tax filings and other tax projects and decreased miscellaneous expenses of $64,000. These decreases were offset by increased personnel and related expenses of $546,000 resulting from increased headcount, heath insurance expenses, temporary labor, stock compensation and annual merit increases as well as increased bad debt expense of $136,000 as a result of lower recoveries in 2010 compared to 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $248,000 to $508,000 for the nine months ended September 30, 2010 from $756,000 for the nine months ended September 30, 2009 primarily due to fully amortizing an intangible asset we acquired in 2009.

Other (Expense) Income, Net

Other (expense) income, net increased in expense by $264,000 to $73,000 of expense for the nine months ended September 30, 2010 from $191,000 of other income for the nine months ended September 30, 2009. The increase in expense was primarily due to a $137,000 reduction in the amount of gain relating to foreign currency exchange activity of $18,000 for the three months ended September 30, 2010 compared to a $155,000 gain for the nine months ended September 30, 2009. Additionally, we recognized increased interest expense of $46,000 related to capital equipment leases and lower interest income of $69,000 resulting from a decrease in our average cash balance invested in interest bearing securities.

Income Taxes

For the nine months ended September 30, 2010 and 2009, we recorded a net tax provision of $38,000 and $4,000, respectively.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the nine months ended September 30,
	2010	2009
Net loss per GAAP	$(722,000)	$(1,305,000)
Interest expense (income), net	79,000	(36,000)
Depreciation and amortization	2,406,000	2,329,000
Income tax provision	38,000	4,000
EBITDA	$1,801,000	$992,000

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had cash and cash equivalents of $3,855,000 compared to cash and cash equivalents of $3,637,000 as of December 31, 2009.  We believe existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for at least the next 12 months. We have no debt obligations other than capital leases.  It is our intention to continue entering into capital lease facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of September 30, 2010, we had working capital (current assets in excess of current liabilities) of $1,077,000 compared to $800,000 as of December 31, 2009.  The following table shows our change in working capital from December 31, 2009 to September 30, 2010.

Increase (Decrease)
Working capital as of December 31, 2009	$800,000
Changes in current assets:
Cash and cash equivalents	218,000
Accounts receivable, net of allowance	(155,000)
Investment available-for-sale	15,000
Prepaid expenses and other current assets	82,000
Total current assets	160,000
Changes in current liabilities:
Accounts payable and accrued liabilities	(232,000)
Sales taxes payable	56,000
Obligations under capital lease - current portion	107,000
Deferred revenue	157,000
Other current liabilities	(205,000)
Total current liabilities	(117,000)
Net change in working capital	277,000
Working capital as of September 30, 2010	$1,077,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the nine months ended September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$2,203,000	$1,121,000
Investing activities	(1,734,000)	(2,187,000)
Financing activities	(241,000)	684,000
Effect of exchange rates	(10,000)	237,000
Net (decrease) increase in cash and cash equivalents	$218,000	$(145,000)

Net cash provided by operating activities.  We are dependent on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $2,203,000 for the nine months ended September 30, 2010 compared to net cash generated from operating activities of $1,121,000 for the same period in 2009. The $1,082,000 increase in cash provided by operations was primarily due to a decrease in net loss of $583,000, an increase of $279,000 in non-cash charges and an increase of $220,000 in cash provided by operating assets and liabilities during the nine months ended September 30, 2010 compared to the same period in 2009.

Our largest use of cash is payroll and related costs. Cash used related to payroll increased $275,000 to $8,358,000 for the nine months ended September 30, 2010 from $8,083,000 during the same period in 2009. This increase is primarily the result of merit increases that were given during 2010. No merit increases were given during 2009. Our primary source of cash is cash we generate from customers. Cash received from customers increased $703,000 to $19,765,000 for the nine months ended September 30, 2010 from $19,062,000 during the same period in 2009.

Net cash used in investing activities.  We used $1,734,000 in cash for investing activities for the nine months ended September 30, 2010 compared to $2,187,000 used in cash for investing activities during the same period in 2009. The $453,000 decrease in cash used in investing activities was primarily due to a decrease in capital expenditures, including deposits, of $535,000, offset by increases of $47,000 in cash used for software development initiatives and $35,000 related to a trademark license.

Net cash (used in) provided by financing activities.  Net cash used in financing activities increased $925,000 to $241,000 for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $684,000 for the same period in 2009. The increase in cash used in financing activities was due to a $208,000 increase in principal payments on capital leases and a $750,000 decrease in proceeds from the sale of common stock in 2009, offset by a $33,000 increase in proceeds received from the exercise of stock options.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as to whether such disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our chief executive officer and chief financial officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.(Removed and Reserved).

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

NTN BUZZTIME, INC.

Date: November 12, 2010	By:	/s/ KENDRA BERGER
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)