Form 10-K
period 2010-12-31
NTN BUZZTIME INC
filed 2011-03-25
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company.    Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2010, computed by reference to the closing sale price of the common stock on the NYSE Amex on June 30, 2010, was approximately $28.5 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2011, the Registrant had 60,875,090 shares of common stock outstanding.

Documents Incorporated by Reference.

The information required by Part III of this report to the extent not set forth herein, is incorporated by reference to the Registrant’s proxy statement relating to the annual meeting of stockholders expected to be held on or about June 17, 2011.

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

Overview

We have been in the business of social interactive entertainment for over 25 years.  Our primary source of revenue is our Buzztime Network, which focuses on the distribution of our interactive promotional television game network programming, primarily to almost 4,000 hospitality venues such as restaurants and bars throughout North America.

The out-of-home Buzztime Network has maintained a unique position in the hospitality industry for over 25 years as a promotional platform providing interactive entertainment to patrons in restaurants and bars (hospitality venues). Approximately 97% of our current consolidated revenues are derived from recurring service fees from hospitality venues (Network subscribers) that subscribe to our Buzztime Network.

The Buzztime Network distributes a wide variety of engaging interactive multi-player games, including trivia quiz shows, play-along sports programming and casino-style and casual games to our Network subscribers. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. In late 2009, we introduced a downloadable application available on the iPhone that enables patrons to use their iPhone in-venue instead of the Playmaker to play these Buzztime games.  In early 2011, we introduced a downloadable application now available on the Android phones.  Regardless of the device used to play, Buzztime players can compete with other players within their hospitality venue and also against players in other Network subscriber venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of December 31, 2010, we had 3,659 United States Network subscribers and 266 Canadian subscribers. Approximately 31% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, Hooters, TGI Friday’s and Old Chicago.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime Network also generates revenue through the sale of advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime Network’s venues.

Our Strategy

As we continue to focus on our core business and achieving profitability, our business strategy is to create compelling, addictive and contagious game experiences for players and users and to translate the player experiences into real value for our Network Subscribers.  We intend to increase our active player base and increase player visits into the Buzztime Network venues, thereby increasing returns on the investments made by our Network Subscribers for the Buzztime system.

Additionally, we intend to increase the distribution of Buzztime branded interactive entertainment both in-venue and out-of venue by becoming a consumer marketing company that attracts growing audiences from our developing integrated network (Buzztime Network, web and mobile), which will enable us to acquire high value customers for advertisers and for our own products.

Key elements of our strategy include the following:

Grow out-of-home network

Our plans to grow our out-of-home network include the following:

•
Improve the entertainment value of our content. We expect to grow our player and audience community, improve customer retention and increase site sales by continuing to improve the entertainment value of our games and our content.  We intend to continue to build the Buzztime brand into an increasingly popular entertainment experience for people who are looking for competition, social interaction and entertainment. We also plan to continue to invest in account management including customer and consumer marketing support activities to continue to drive on-premise participation and game play through local events, endorsements, tournaments, championships and prizing, all promoted in local media. We are also currently evaluating options to develop a new generation of the current Playmaker, designed to provide a superior user experience, which should result in the acquisition of new players, subscribers and sponsors.

•
Develop integrated product offerings. We plan to leverage over 25 years of history providing compelling interactive entertainment in the out-of-home digital media industry by extending our brand to the internet and mobile devices.  We believe expanding the availability of Buzztime branded games beyond our traditional hospitality venue-based platform to create a broadly integrated marketing platform and experience will allow us to capture new customer segments, to cross-promote our games across platforms to drive traffic to hospitality venues from the internet/mobile and from  hospitality venues to the internet/mobile and to add value for our media partners and sponsors.  In late 2009, we introduced a downloadable application available on the iPhone that enables consumers to use their iPhone in place of the Playmaker to play real-time in any of our locations.  In early 2011, we introduced a downloadable application available on the Android as well. In the month of February 2011, approximately 27% of new registrations were from the mobile platform. We believe that developing digital platform products and programs will capture new players and will allow us additional opportunities to drive these players into Network venues. Additionally, we plan to promote Buzztime through online/mobile viral marketing and social networking, online trivia challenges and direct-to-consumer grassroots marketing designed to drive additional interest, excitement and traffic for our games and our venues. We believe that these initiatives could play a significant role in improving our customer retention and increasing sales to new customers.

•
Continue to focus on national key accounts. Currently, national accounts represent approximately 31% of our total subscriber base. We believe we have significant opportunities to grow this segment by offering customized solutions to national accounts as well as enhanced consumer marketing tools. These solutions will be aimed at addressing the revenue, promotional, branding and operational needs of these unique accounts.

Increase distribution of the Buzztime-branded content

We intend to broaden Buzztime’s interactive entertainment business and provide more access points for current players and a new generation of players. During 2011, we plan to target the online audience through a combination of our own internet presence, partner websites, viral distribution and mobile devices. Our internet and mobile products will combine our casual games with rich media and interactive broadband video to create a compelling next generation entertainment experience that is integrated with our Buzztime Network.

Grow advertising and sponsorship revenue

We believe we are well positioned to secure sponsorships from advertisers offering strategic advantages and having products that are endemic to bars and restaurants such as the spirits and beer categories.  Our plan is to provide these key sponsors with a completely integrated marketing experience beyond just the media element available with the Buzztime product, which includes game integration and promotions.

Geographic Areas

The following table presents the geographic breakdown of our revenue for the last two fiscal years.

	Year Ended December 31,
	2010	2009
United States	90%	90%
Canada	10%	10%

Total	100%	100%

The following table presents the geographic breakdown of our long-term tangible assets for our last two fiscal years.

	Year Ended December 31,
	2010	2009
United States	97%	94%
Canada	3%	6%

Total	100%	100%

2009 Asset Acquisitions

iSports

In April 2009, we acquired substantially all of the assets from iSports Inc., or iSports, including technology and other intangible assets, used in the conduct of its business as a provider of mobile sports and entertainment content.  We are using these acquired assets to accelerate the development of our mobile gaming platform, including the launch of our iPhone application in 2009 and the Android application in the first quarter of 2011.

i-am TV

In May 2009, we acquired from Instant Access Media, LLC, or i-am TV, certain of its assets used in the conduct of i-am TV's business as a provider of out-of-home entertainment programming and advertising to hospitality venues.  The assets we acquired consist primarily of approximately 1,400 flat panel television screens located in over 360 hospitality venues in the United States, together with certain related satellite communications equipment.  In addition, we acquired intangible assets related to customer and advertising relationships.  We have used these acquired assets to generate customer leads, increase the number of customer sites by obtaining approximately 110 sites related to i-am TV customers, and further develop advertising relationships.

Technology

The Buzztime Network sends and receives data to our site servers via broadband internet. Content files (video and graphics) are delivered to our site servers via the EdgeCast content delivery network, a highly scalable third party network with multiple points of presence across the globe.

With the exception of our wireless Playmakers, each system installed at a hospitality location is assembled from off-the-shelf components available from a variety of sources. We internally developed the unique software that runs our on-site servers, and we carefully manage software releases over our Network. We are responsible for the installation and maintenance of each system, which we continue to own.

End User “Playmaker” Devices

Our Buzztime Network system uses a 900 MHz wireless Playmaker, a hand-held radio frequency device with a monochrome LCD display and sealed keypad that players use to enter choices and selections. The Playmakers have been manufactured primarily by a non-affiliated manufacturer in Taiwan and are a rugged combination of hardware and firmware optimized for hospitality environments. We also offer the Buzztime Mobile Playmaker, an application that allows our players to interact in-venue with our game content using iPhones,  iPod Touches and Android phones.  We are currently evaluating options to develop a new generation Playmaker.

Content Services

We internally develop and license from third party providers content that we deliver on our Buzztime Network. Each hospitality venue can be addressed individually, allowing us to send specific content to selected Network subscribers.  Subscribing hospitality locations receive our content, in the form of programming, for approximately 15 hours each day, 365 days a year.

Game Content and Promotion

Our primary product is the distribution of a variety of multi-player interactive games that entertain and challenge a player’s skill and knowledge while prompting the customer of the hospitality venue to stay longer, spend more money and return more often.

Trivia Games

We provide premium trivia competitions during evening hours when the venues, particularly restaurants and sports bars, tend to be busiest. During these programs, each venue system simultaneously displays selected trivia questions on television monitors. Participants use Playmakers to enter their individual answers. Answers are collected, transmitted and tabulated. We display the score of each participant on the television monitors in our customer venues, along with national, regional and local rankings, as applicable. Players can compete for prizes in their local venues, as well as on a regional and national scale. In addition to game interaction, other consumer features available on the Playmaker include player chat and real-time sports scores transmitted directly to the units.

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

Turn Based Games

The turn-based game programming is designed with today’s young adults in mind, and primary products include multi-player card games Blackjack and Texas Hold’em poker. Programming is developed with a goal of securing subscription contracts with new hospitality venues that might not be attracted to our core trivia and sports products, as well as retaining existing hospitality venues with the expanded content offering by driving a broader group of consumers into our subscribing venues, based on varied tastes in interactive entertainment.

Playmaker Games

We also offer a suite of Playmaker only games. This suite of games is independent of the Buzztime Network and they are played directly on our wireless Playmakers rather than on one of the television screens in the hospitality venue. Players access the games by logging onto a Playmaker and following the instructions on the Playmaker screen. Currently, we have the following Playmaker only games:

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

Buzztime Network Marketing, Sales and Distribution

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

We have an account management team geographically dispersed to provide customer and consumer marketing support activities to continue to drive on-premise participation and game play through local events, endorsements, tournaments, championships and prizing, all promoted in local media.

Buzztime Significant Customer

Our customers are diverse and vary in venue size as well as location. For the years ended December 31, 2010 and 2009, we generated approximately 19% and 16%, respectively, of revenue from a single national chain, Buffalo Wild Wings, together with its franchisees. As of December 31, 2010 and 2009, approximately $100,000 and $71,000, respectively, was included in accounts receivable from this customer.

Buzztime Network Backlog

We historically have not had a significant backlog at any time because we normally can deliver and install new systems at hospitality locations within the delivery schedule requested by customers (generally, within three to four weeks).

Licensing, Trademarks, Copyrights and Patents

We keep confidential as trade secrets our technology, know-how and software. The hardware used in our operations is purchased from outside vendors. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information. We have either received, or have applied for, trademark protection for the names of our proprietary programming, to the extent that trademark protection is available for them. Our intellectual property assets, especially trademarks and copyright, are important to our business and, accordingly, we have launched a program directed to the protection of our intellectual property assets.

As of December 31, 2010, we owned one U.S. patent covering certain aspects of technology related to an interactive learning system, which expires in 2017. We have a small number of patent applications pending in the United States and Canada related to our interactive, network-based game technologies.  We do not consider technology patents to be central to our competitive position. Instead, our content and branding, which are protected by copyright and trademark law, form the core of our market approach.

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

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the industry of interactive television products. Although there are currently few such laws and regulations, state and federal governments may adopt laws and regulations that address issues such as:

•	user privacy;

•	copyrights;

•	gaming, lottery and alcohol beverage control regulations;

•	consumer protection;

•	the media distribution of specific material or content; and

•	the characteristics and quality of interactive television products and services.

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

Employees

As of March 11, 2011, we employed approximately 128 people on a full-time basis and 6 people on a part-time basis. We also utilize independent contractors for specific projects and hire as many as 10 seasonal employees as needed to produce our play-along sports games during various professional and collegiate sports seasons. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

ITEM 1A.  Risk Factors

Risk Factors That May Affect Our Business

Our financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control. These risks may cause actual performance to differ materially from historical or projected future performance. We urge investors to carefully consider the risk factors described below in evaluating the information contained in this report.:

Industry and economic conditions have and may continue to adversely affect the market and can affect demand for our services and ultimately harm our business.

Negative trends in the general economy and reduced traffic and revenues in the restaurant and hospitality industry continue to depress the market for our products and services.  The current and continuing financial and economic problems have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets.  This financial crisis could adversely affect our operating results if it results, for example, in spending cutbacks at our customers generally or the insolvency of a significant customer.  For instance, during the past two years, a few of our chain customers ceased operations and closed their stores, which resulted in material reduction of subscriber sites.  Tight credit markets could eliminate or delay growth of our customers and the number of customer sites and could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance or complement our Buzztime Network or ability to generate additional revenues, such as from out-of-home advertising.

In addition, global economic conditions, including the credit crisis, increased cost of commodities, widespread employee layoffs, actual or threatened military action by the United States and the continued threat of terrorism, have resulted in decreased consumer spending and may continue to negatively impact consumer confidence and spending.  Continued weakness in consumer confidence or disposable income in general may negatively affect consumer spending at the hospitality venues that comprise the primary customer base for our Buzztime Network, and may also negatively affect spending by advertisers in the out-of-home market.

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

We face intense competition in the markets in which we operate. Our Buzztime Network faces significant competition from other companies for total revenues in the overall market for entertainment in hospitality venues.  Our direct competitors in the hospitality games market comprise a small number of significant competitors including Touchtunes Interactive Networks and The Answer Is . . . Productions Inc. Additionally, we compete with a variety of other forms of entertainment for total entertainment dollars in the marketplace. These other forms of entertainment include music-based systems, live entertainment, cable and pay-per-view programming, coin-operated single-player games/amusements, cell phone and other mobile device games and traffic-building promotions like happy hour specials and buffets.

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

The emergence of new entertainment products and technologies, changes in consumer preferences, the adoption of new industry standards and other factors may limit the life cycle of our technologies, products and services. Accordingly, our future performance will depend on our ability to:

•	identify emerging technological trends and industry standards in our market;

•	identify changing consumer needs, desires or tastes;

•	develop and maintain competitive technology, including new hardware and content products and service offerings;

•
improve the performance, features and reliability of our existing products and services, particularly in response to changes in consumer preferences, technological changes and competitive offerings; and

•	bring technology to the market quickly at cost-effective prices.

If we do not compete successfully in the development of new products and keep pace with rapid technological change, we will be unable to achieve profitability or sustain a meaningful market position. The interactive entertainment and game and out-of-home digital advertising industries are highly competitive and subject to rapid technological changes. We are aware of other companies that are introducing interactive game products on various platforms, including mobile devices and interactive television, which allow players to compete across the nation. Some of these companies may have substantially greater financial resources and organizational capital than we do, which could allow them to identify or better exploit emerging trends and market opportunities. In addition, changes in customer tastes may render our Buzztime Network and its content obsolete or noncompetitive.

We may not be successful in developing and marketing new products and services that respond to technological and competitive developments and changing customer needs. We may have to incur substantial costs to modify or adapt our products or services to respond to these developments. We must be able to incorporate new technologies into the products we design and develop in order to address the increasingly complex and varied needs of our customer base. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

We may not be able to significantly grow our out-of-home Buzztime Network revenue and implement our other business strategies.

We expect to derive substantially all of our revenue, including subscription and advertising revenue, for at least the next several years from our out-of-home Buzztime Network. Accordingly, our success depends on our ability to increase market awareness and encourage the adoption of the Buzztime brand and our game service among establishments such as restaurants, sports bars, taverns and pubs, and within the interactive game player community. Our success also depends on our ability to improve customer retention. We may not be able to leverage our resources to expand awareness of and demand for our game service. In addition, our efforts to improve our game platform and content may not succeed in generating additional demand for our products within the player community or strengthening the loyalty and retention of our existing customers. The degree of market adoption of Buzztime will depend on many factors, including consumer preferences, the availability and quality of competing products and services, and our ability to leverage our brand.

Our success also depends on our ability to implement our other business strategies, which include growing our advertising revenue, developing an integrated platform that allows for consumer play across the digital platform including our Network and provides related cross-selling opportunities across our Network, the internet, and mobile devices, focusing on national accounts and growing our marketing services and sponsorship revenues. The implementation of these strategies will require us to dedicate significant resources to, among other things, expanding our product offerings, customizing our products and services to meet the unique needs of our national accounts and expanding and improving our marketing services and promotional efforts. We may be unable to implement these strategies as currently planned.

We receive a significant portion of our revenues from a single customer, and any decrease in the amount of business from that customer or any other significant customer could materially and adversely affect our cash flow and revenue.

Buffalo Wild Wings together with its franchisees is a significant customer.  For the year ended December 31, 2010, we generated approximately 19% of our total revenue from this national chain.  As of that date, approximately $100,000 was included in accounts receivable from this customer.  If Buffalo Wild Wings, a significant number of its franchisees, and/or one or more other significant customers breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

Communication or other system failures could result in the cancellation of subscribers and a decrease in our revenues.

We rely on continuous operation of our information technology and communications systems, and those of a variety of third parties, to communicate with our subscriber locations and distribute our services.  We currently transmit our data to our hospitality customer sites via broadband internet connectivity including telephone and cable TV networks.  These systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, storms, fires, power loss, telecommunications and other network failures, equipment failures, computer viruses, computer denial of service or other attacks, and other causes. These systems are also subject to break-ins, sabotage, vandalism, and to other disruptions, for example if we or the operators of these systems and system facilities have financial difficulties.  Some of our systems are not fully redundant, and our system protections and disaster recovery plans cannot prevent all outages, errors or data losses. A natural or man-made disaster, a decision to close a facility we are using without adequate notice for financial or other reasons, or other unanticipated problems at our facilities or those of a third party could result in lengthy interruptions in our service. In addition, our services and systems are highly technical and complex and may contain errors or other vulnerabilities. Any errors or vulnerabilities in our products and services, or damage to or failure of our systems, could result in interruptions in our services, which could reduce our revenues and cash flow, and damage our brand.  Any interruption in communications or failure of proper hardware or software function at our, or our subscribers’, locations could decrease customer loyalty and satisfaction and result in a cancellation of our services.

A disruption in our sole-source supply of game controllers could negatively impact our subscriptions and revenue.

We currently purchase our Playmaker game controllers from an unaffiliated manufacturer located in Taiwan under a supply agreement executed in April 2007, with a term that automatically renews for one year periods.  We currently do not have an alternative source of supply for these devices.  If this sole supplier is delayed, becomes unavailable, has product quality issues or shortages occur, we may be unable to timely obtain replacement controllers, which, in turn could hurt our customer loyalty, cause subscription cancellations and reduce our revenue. If our supplier were to go out of business or otherwise become unable to meet our needs for reliable game controller equipment, the process of locating and qualifying alternate sources could take months, during which time our production could be delayed, and may, in some cases, require us to redesign our products and systems. Such delays and potentially costly re-sourcing and redesign could have a material adverse effect on our business, operating results and financial condition.

Our management turnover creates uncertainties.

We have experienced significant changes in our executive leadership over the past several years.  Michael Bush has served as our Chief Executive Officer since April 2010.  Terry Bateman was appointed Chief Executive Officer in February 2009 and resigned effective March 2010.  Michael Fleming served as Interim Chief Executive Officer from May 2008 until his resignation in November 2008.  Dario Santana, our former CEO and President, separated from our Company in May 2008.  Because of our recent financial and stock performance, geographic location and other business factors in a relatively small industry, we face substantial challenges in attracting and retaining experienced senior executives.  Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team.  Changes to strategic or operating goals with the appointment of new executives may themselves prove to be disruptive. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of company operations and due to cultural differences and friction that may result from changes in strategy and style.  Without consistent and experienced leadership, customers, employees, creditors, stockholders and others may lose confidence in us.

Our cash flow may not cover current capital needs and we may need to raise additional funds in the future.  Such funds may not be available on favorable terms or at all and, if available, may dilute current stockholders.

Our capital requirements will depend on many factors, including:

•	our ability to generate cash from operating activities;
•	acceptance of, and demand for, our interactive games and entertainment;
•	the costs of developing new entertainment content, products or technology or expanding our offering to new media platforms such as the internet and mobile phones;
•	the extent to which we invest in the creation of new entertainment content and new technology; and
•	the number and timing of acquisitions and other strategic transactions, if any.

In the future, we may need to raise additional funds, and such funds may not be available on favorable terms, or at all, particularly given the continuing credit environment and downturn in the overall global economy.  Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders.  If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.  This may materially harm our business, results of operations and financial condition.

Our products and services are subject to government regulations that may restrict our operations or cause demand for our products to decline significantly.

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the interactive television products and game industries. In the area of interactive television products, state and federal governments may adopt a number of laws and regulations governing any of the following issues:

•	gaming, lottery and alcohol beverage control regulations;

•	user privacy;

•	copyrights;

•	consumer protection;

•	media distribution of specific material or content; and

•	the characteristics and quality of interactive television products and services.

In particular, we operate games of chance and, in some instances, award prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require or contemplate any form of monetary payment. We also operate interactive card games, such as Texas Hold’em poker and Blackjack.  These card games are restricted in several jurisdictions. The laws and regulations that govern these games also vary in different jurisdictions and are subject to legislative and regulatory change as well as to law enforcement discretion in all of the jurisdictions in which we offer our games. We may find it necessary to eliminate, modify, suspend or cancel certain components of our products in certain states or jurisdictions based on changes in law, regulations or law enforcement discretion, which could result in additional development costs and/or the loss of customers and revenue.

We have experienced significant losses, and we may incur significant losses in the future.

We have a history of significant losses, including net losses of $400,000 in 2010 and $1,501,000 in 2009 and an accumulated deficit of $107,284,000 as of December 31, 2010. We may also incur future operating and net losses, due in part to expenditures required to implement our business strategies. Despite significant expenditures, we may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter and year to year.

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

We make content available on the Buzztime Network, the Buzztime Trivia Channel for cable television and the internet. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence or copyright or trademark infringement. We could also be exposed to liability for third-party content accessed through the links from our websites to other websites. Federal laws may limit, but not eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with certain statutory requirements. We may incur costs to defend against claims related to either our own content or that of third parties, and our financial condition could be materially adversely affected if we are found liable for information that we make available. Implementing measures to reduce our exposure may require us to spend substantial resources and may limit the attractiveness of our services to users which would impair our profitability and harm our business operations.

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

We have incurred significant net operating loss carryforwards that we may not  fully use.

As of December 31, 2010, we have federal income tax net operating loss, or NOL, carryforwards of approximately $59.8 million, which will begin expiring in 2011.  As of December 31, 2010, we have state income tax NOL carryforwards of approximately $17.2 million, which will begin expiring in 2015. We believe that our ability to utilize our NOL carryforwards may be substantially restricted by the passage of time and the limitations of Section 382 of the Internal Revenue Code, which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these Section 382 limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available carryforwards. We completed a Section 382 analysis for the period from January 1, 1992 through September 30, 2010 and determined that we will be able to utilize the total NOL carryforwards that existed as of September 30, 2010.  Based on our analysis of our stockholder activity for the three months ended December 31, 2010, there were no ownership changes that caused an annual limitation per the provisions of Section 382.  Accordingly, we will be able to utilize the total NOL carryforwards that existed as of December 31, 2010, provided we generate sufficient future earnings prior to the expiration of the NOLs and that future changes in ownership do not trigger a Section 382 limitation.  We have established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

Foreign currency exchange rate fluctuations, trade barriers and other risks associated with operating our business in foreign countries could harm our business.

We operate the Buzztime Network in Canada. Since service fees and operating expenses from our Canadian subsidiary are recognized in its local currency, our financial position and results of operations could be significantly affected by large fluctuations in foreign currency exchange rates or by weak economic conditions in Canada. To the extent we attempt to expand our sales efforts in other international markets, we may also face difficulties in staffing and managing foreign operations, longer payment cycles and problems with collecting accounts receivable and increased risks of piracy and limits on our ability to enforce our intellectual property rights. If we are unable to adequately address the risks of doing business abroad, our business, financial condition and results of operations may be harmed.

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

Certain provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of us, even if such a change in control would benefit our stockholders. For example, our certificate of incorporation requires a supermajority vote of at least 80% of the total voting power, voting together as a single class, to amend certain of its provisions, including provisions relating to:

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

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of December 31, 2010, there were approximately 4,943,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.11 to $3.33 per share. As of December 31, 2010, there were also outstanding warrants to purchase an aggregate of approximately 4,500,000 shares of common stock at exercise prices ranging from $0.30 to $1.50 per share.

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

ITEM 2.  Properties

We lease approximately 41,000 square feet of office and warehouse space at 5966 La Place Court, Carlsbad, California, for our corporate headquarters. In October 2005, we entered into an amendment to our lease agreement whereby we extended the term of the lease through June 2011. In February 2006, we entered into a second amendment to our lease agreement whereby we expanded the square footage we lease from approximately 39,000 square feet to 41,000 square feet.  The term of the lease for this expanded square footage is also through June 2011.  We do not intend to renew either of these leases.

In February 2011, we entered into a new lease for approximately 28,000 square feet of office space at 2231 Rutherford Road, Carlsbad, California.  The term of the lease is from June 2011 through October 2018, and we are entitled to renew the lease for an additional five-year extension.  We intend to relocate our corporate headquarters to this location.

The facilities that we lease are suitable for our current needs and are considered adequate to support expected growth.

ITEM 3.  Legal Proceedings

From time to time, we become subject to legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more of these lawsuits could materially adversely affect our business, results of operations or financial condition. The need to defend any such claims could require payments of legal fees and our limited financial resources could severely impact our ability to defend any such claims.

In addition, from time to time, state tax agencies have made, and we anticipate will make in the future, inquiries as to tax consequences of our service offerings.  Many states have expanded their interpretation of their sales and use tax statues to derive additional revenue.  We evaluate such inquiries on a case-by-case basis and have favorably resolved the majority of these tax issues in the past.  However, any such inquiry could, if not resolved favorably to us, result in a material adverse consequence.

During the quarter ended March 31, 2009, we settled a long on-going sales tax evaluation with the state of Texas.  We entered into an Audit Resolution Agreement and Joint Motion to Dismiss with the State of Texas pursuant to which we will pay the state approximately $450,000 over a two year period.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, we began collecting and remitting sales tax in the state of Texas in accordance with the state tax statutes.  As of December 31, 2010, $128,000 is due to the State of Texas under this settlement agreement.

We are involved in ongoing sales tax inquiries, including certain formal assessments of $705,000, with other states and provinces.  As a result of those inquiries and the Texas liability discussed above, we recorded a total net liability of $746,000 and $847,000 as of December 31, 2010 and 2009, respectively.  Based on the guidance set forth by ASC No. 450, Contingencies, we deemed the likelihood that we will be required to pay all or part of these assessments with other states as reasonably possible.

ITEM 4.  (Removed and Reserved)

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE Amex under the symbol “NTN.” Set forth below are the high and low sales prices for the common stock for the two most recent fiscal years:

	High	Low
Year Ended December 31, 2010
First Quarter	$0.56	$0.26
Second Quarter	$0.74	$0.43
Third Quarter	$0.55	$0.33
Fourth Quarter	$0.46	$0.31

	High	Low
Year Ended December 31, 2009
First Quarter	$0.33	$0.12
Second Quarter	$0.50	$0.21
Third Quarter	$0.58	$0.25
Fourth Quarter	$0.63	$0.42

On March 21, 2011, the closing price for our common stock as reported on the NYSE Amex was $0.43 and there were approximately 1,088 holders of record.

To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of our Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for our growth. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

We have 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. In 2010 we issued approximately 34,000 common shares for payment of these dividends.

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

Overview

We have been in the business of social interactive entertainment for over 25 years.  Our primary source of revenue is our Buzztime Network, which focuses on the distribution of our interactive promotional television game network programming, primarily to almost 4,000 hospitality venues such as restaurants and bars throughout North America.

The out-of-home Buzztime Network has maintained a unique position in the hospitality industry for over 25 years as a promotional platform providing interactive entertainment to patrons in restaurants and bars (hospitality venues). Approximately 97% of our current consolidated revenues are derived from recurring service fees from hospitality venues (Network subscribers) that subscribe to our Buzztime Network.

The Buzztime Network distributes a wide variety of engaging interactive multi-player games, including trivia quiz shows, play-along sports programming and casino-style and casual games to our Network subscribers. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. In late 2009, we introduced a downloadable application available on the iPhone that enables patrons to use their iPhone in-venue instead of the Playmaker to play these Buzztime games.  In early 2011, we introduced a downloadable application now available on the Android phones.  Regardless of the device used to play, Buzztime players can compete with other players within their hospitality venue and also against players in other Network subscriber venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of December 31, 2010, we had 3,659 United States Network subscribers and 266 Canadian subscribers. Approximately 31% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, Hooters, TGI Friday’s and Old Chicago.

Through the transmission of interactive game content stored on a site server at each location, our Buzztime Network enables single-player and multi-player participation as part of local, regional, national or international competitions supported with prizes and player recognition. Our Buzztime Network also generates revenue through the sale of advertising and marketing services to companies seeking to reach the millions of consumers that visit the Buzztime Network’s venues.

2009 Asset Acquisitions

iSports

In April 2009, we acquired substantially all of the assets from iSports Inc., or iSports, including technology and other intangible assets, used in the conduct of its business as a provider of mobile sports and entertainment content.  We are using these acquired assets to accelerate the development of our mobile gaming platform, including the launch of our iPhone application in 2009 and the Android application in the first quarter of 2011.

i-am TV

In May 2009, we acquired from Instant Access Media, LLC, or i-am TV, certain of its assets used in the conduct of i-am TV's business as a provider of out-of-home entertainment programming and advertising to hospitality venues.  The assets we acquired consist primarily of approximately 1,400 flat panel television screens located in over 360 hospitality venues in the United States, together with certain related satellite communications equipment.  In addition, we acquired intangible assets related to customer and advertising relationships.  We have used these acquired assets to generate customer leads, increase the number of customer sites by obtaining approximately 110 sites related to i-am TV customers, and further develop advertising relationships.

Results of Operations

Year Ended December 31, 2010 compared to the Year Ended December 31, 2009

We generated a net loss of $400,000 for the twelve months ended December 31, 2010, compared to net loss of $1,501,000 for the twelve months ended December 31, 2009.

Revenue

Revenue decreased $505,000, or 2%, to $25,309,000 for the year ended December 31, 2010 from $25,814,000 for the year ended December 31, 2009.  This decrease was primarily due to a decrease in subscription revenue related to lower site count and lower average revenue generated per site, a decrease in advertising revenue of $86,000 and a decrease in certain non-recurring hardware sales we recognized for the period in 2009.  Comparative site count information for Buzztime Network is as follows:

	Network Subscribers as of December 31,
	2010	2009
United States	3,659	3,689
Canada	266	327
Total	3,925	4,016

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the twelve months ended December 31, 2010 and 2009:

	For the year ended December 31,
	2010	2009
Revenues	$25,309,000	$25,814,000
Direct Costs	6,063,000	6,460,000
Gross Margin	$19,246,000	$19,354,000

Gross Margin Percentage	76%	75%

Gross margin as a percentage of revenue increased to 76% for the year ended December 31, 2010 compared to 75% in the prior year.  Direct costs decreased $397,000, or 6%, to $6,063,000 for the year ended December 31, 2010 as compared to $6,460,000 for the same period in 2009.  The decrease in direct costs was primarily due to a decrease of $488,000 in communications expense as we completed the conversion of customers from satellite to broadband during 2009, a decrease of $104,000 in service provider fees due to our efforts to reduce service calls and a decrease in Playmaker repair and other equipment costs of $76,000.  These decreases were offset by an increase in depreciation and amortization expense of $264,000 resulting from increased equipment purchases to support new customers and intangible assets that were acquired during the second quarter of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,125,000, or 6%, to $18,906,000 for the twelve months ended December 31, 2010 from $20,031,000 for the same period in 2009. Selling, general and administrative expenses decreased due to decreased professional fees of $540,000 resulting from less consulting expense, legal fees related to the asset acquisitions in 2009 and lower auditing fees; decreased selling and marketing expense of $314,000 due to reduced trade show attendance and market research costs; decreased facilities expense of $290,000 due to reduced rent, maintenance and telephone costs; decreased tax expense of $57,000; a decrease of $129,000 in i-am TV transition related expenses including the shipping costs associated with the acquired assets and approximately $59,000 of net miscellaneous expense decreases. These decreases were offset by increased personnel and related expenses of $264,000 resulting from increased headcount, health insurance expenses, temporary labor, stock compensation and annual merit increases.

Depreciation and Amortization

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $254,000 to $665,000 for the twelve months ended December 31, 2010 from $919,000 for the same period in 2009 primarily due to fully amortizing an intangible asset we acquired in 2009.

Other (Expense) Income, Net

Other (expense) income, net increased in expense $223,000 to $33,000 of expense for the twelve months ended December 31, 2010 from $190,000 of other income for the same period in 2009. The increase in expense was primarily due to less interest income of $69,000 due to declining interest rates; an increase in interest expense of $35,000 due to capital leases; a $51,000 increase in foreign currency exchange expense related to intercompany activity with our Canadian subsidiary; a decrease of $20,000 due to loss on disposal of assets during 2010 and a $47,000 decrease in other miscellaneous income.

Income Taxes

We expect to report a U.S. tax loss for the year ended December 31, 2010. We expect that we will not incur a federal tax liability; however, we will likely incur state tax liabilities. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. As a result, we recorded a tax provision of $42,000 for the year ended December 31, 2010. This was a $53,000 decrease compared to the $95,000 provision for income taxes recorded for the year ended December 31, 2009.

At December 31, 2010, we had NOL carryforwards of approximately $59,757,000 and $17,171,000 for federal and state income tax purposes, respectively.  Section 382 of the Internal Revenue Code (“IRC”) imposes limits on the ability to use NOL carryforwards that existed prior to a change in control which are available to offset future taxable income. We completed a Section 382 analysis for the period from January 1, 1992 through September 30, 2010 and determined that we will be able to utilize the total NOL carryforwards that existed as of September 30, 2010.  Based on our analysis of our stockholder activity for the three months ended December 31, 2010, there were no ownership changes that caused an annual limitation per the provisions of Section 382.  Accordingly, we will be able to utilize the total NOL carryforwards that existed as of December 31, 2010, provided we generate sufficient future earnings prior to the expiration of the NOLs, which begin expiring in 2011, and that future changes in ownership do not trigger a Section 382 limitation.  We have established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the three months ended December 31,		For the year ended December 31,
	2010	2009	2010	2009
Net income (loss) per GAAP	$322,000	$(196,000)	$(400,000)	$(1,501,000)
Interest expense (income), net	19,000	30,000	98,000	(6,000)
Depreciation and amortization	797,000	864,000	3,203,000	3,193,000
Income taxes	4,000	91,000	42,000	95,000
EBITDA	$1,142,000	$789,000	$2,943,000	$1,781,000

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $3,906,000 compared to cash and cash equivalents of $3,637,000 as of December 31, 2009.  We believe existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for at least the next twelve months. We have no debt obligations other than capital leases.  It is our intention to continue entering into capital lease facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of December 31, 2010, we had working capital (current assets in excess of current liabilities) of $1,891,000 compared to $800,000 as of December 31, 2009.  The following table shows our change in working capital from December 31, 2009 to December 31, 2010.

Increase (Decrease)
Working capital as of December 31, 2009	$800,000
Changes in current assets:
Cash and cash equivalents	269,000
Accounts receivable, net of allowance	(57,000)
Investment available-for-sale	4,000
Prepaid expenses and other current assets	(46,000)
Total current assets	170,000
Changes in current liabilities:
Accounts payable	1,000
Accrued compensation	(447,000)
Accrued expenses	(337,000)
Sales taxes payable	1,000
Income taxes payable	8,000
Obligations under capital lease	76,000
Deferred revenue	(3,000)
Other current liabilities	(220,000)
Total current liabilities	(921,000)
Net change in working capital	1,091,000
Working capital as of December 31, 2010	$1,891,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the year ended December 31,
	2010	2009
Cash provided by (used in):
Operating activities	$2,831,000	$2,503,000
Investing activities	(2,203,000)	(3,170,000)
Financing activities	(364,000)	623,000
Effect of exchange rates	5,000	319,000
Net increase in cash and cash equivalents	$269,000	$275,000

Net cash provided by operating activities.  We are dependent on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $2,831,000 for the twelve months ended December 31, 2010 compared to net cash generated from operating activities of $2,503,000 for the same period in 2009. The $328,000 increase in cash provided by operations was primarily due to a decrease in net loss of $1,101,000, an increase of $85,000 in non-cash charges and a decrease of $858,000 in cash provided by operating assets and liabilities during the twelve months ended December 31, 2010 compared to the same period in 2009.

Our largest use of cash is payroll and related costs. Cash used related to payroll increased $659,000 to $11,130,000 for the twelve months ended December 31, 2010 from $10,471,000 during the same period in 2009. This increase is primarily the result of merit increases that were given during 2010 as well as the pay out of corporate incentive compensation in 2010 that was earned in 2009. No corporate incentive compensation was paid out during 2009 and no merit increases were given during 2009. Our primary source of cash is cash we generate from customers. Cash received from customers increased $115,000 to $26,414,000 for the twelve months ended December 31, 2010 from $26,299,000 during the same period in 2009.

Net cash used in investing activities.  We used $2,203,000 in cash for investing activities for the twelve months ended December 31, 2010 compared to $3,170,000 used in cash for investing activities during the same period in 2009. The $967,000 decrease in cash used in investing activities was primarily due to a decrease in capital expenditures, including deposits, of $615,000, a decrease in capitalized software expenditures of $293,000 and a decrease in cash used for a trademark license of $59,000.

Net cash (used in) provided by financing activities.  Net cash used in financing activities increased $987,000 to $364,000 for the twelve months ended December 31, 2010 compared to net cash provided by financing activities of $623,000 for the same period in 2009. The increase in cash used in financing activities was due to a $270,000 increase in principal payments on capital leases and a $750,000 decrease in proceeds from the sale of common stock in 2009, offset by a $33,000 increase in proceeds received from the exercise of stock options.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, allowance for doubtful accounts, investments, intangible assets and contingencies. We base our estimates on a combination of historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts—We maintain allowances for doubtful accounts for estimated losses resulting from nonpayment by our customers.  We reserve for all accounts that have been suspended or terminated from our Buzztime Network services and for customers with balances that are greater than a predetermined number of days past due. We analyze historical collection trends, customer concentrations and creditworthiness, economic trends and anticipated changes in customer payment patterns when evaluating the adequacy of our allowance for doubtful accounts for specific and general risks. Additional reserves may also be established if specific customers’ balances are identified as potentially uncollectible. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

We incur a relatively significant level of depreciation expense in relation to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices and associated electronics and the computers located at our customer’s sites. The Playmakers are depreciated over a seven-year life and associated electronics and computers are depreciated over two to four years.  The depreciable life of these assets was determined based on the shorter of the contractual capital lease period or their estimated useful life, which considers anticipated technology changes. We determined that the useful life our Playmakers that we purchased after June 2009 increased from four to seven years.  This increase is the result of superior digital technology used in the current Playmakers.  If our Playmakers and associated electronics and the computers turn out to have longer lives, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers, and associated electronics and the computers turn out to have shorter lives, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

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

We performed our annual test for goodwill impairment by calculating the fair value for NTN Canada, Inc., as of September 30, 2010 and 2009.  The valuation methods employed to determine the fair value for NTN Canada, Inc. as of these periods were (1) the market approach—guideline company method, (2) the market approach—guideline transaction method and (3) the income approach—discounted cash flow method.

We consider market conditions, new product offerings, pricing and selling strategies, revenue growth rates and additional investment needed to achieve these growth rates. We believe the projections are reasonable based on existing operations and prospective business opportunities. The resulting indicated value from each approach is weighted equally and added to interest bearing debt to arrive at the indicated fair market value of the invested capital. The resulting value is compared against the carrying value of equity after interest bearing debt to determine impairment. As a result of the annual test, we determined that there were no indications of impairment as of September 30, 2010.  We considered the need to perform an additional test of goodwill of our Canadian business as of December 31, 2010, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2010 valuation.

Purchase Accounting – We account for acquisitions pursuant to ASC No. 805, Business Combinations.  We record all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values. The purchase price allocations for the asset acquisitions of iSports and i-am TV were final as of December 31, 2009.

Assessments of Functional Currencies—The United States dollar is our functional currency, except for our operations in Canada where the functional currency is the Canadian dollar.  The financial position and results of operations of our foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of our subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2010 and 2009, we recorded $2,000 in foreign currency losses and $49,000 in foreign currency gains, respectively, due to settlements of intercompany transactions and re-measurement of intercompany balances with our Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income in the accompanying statements of operations.  Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2010, the net impact to our results of operations from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the year ended December 31, 2009.

Revenue Recognition—We recognize revenue from recurring service fees earned from our network subscribers, advertising revenues and distribution and licensing fees from our Buzztime-branded content delivery primarily through our interactive consumer platforms. To the extent these arrangements contain multiple deliverables, we evaluate the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. Arrangements for the transmission of our Buzztime Network contain two deliverables: the installation of equipment and the transmission of our network content for which we receive monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship. As a result, installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

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

Software Development Costs—We capitalize costs related to the development of certain software products for the Entertainment Division in accordance with ASC No. 350.  Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $521,000 and $370,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, approximately $331,000 and $554,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the years ended December 31, 2010 and 2009, and determined to abandon various software development projects that we determined were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $236,000 and $256,000 was recognized for the years ended December 31, 2010 and 2009, respectively, which was included in our selling, general and administrative expenses.

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

The following weighted average assumptions were used for grants issued during 2010 and 2009 under the ASC No. 718 requirements:

	2010	2009
Weighted average risk-free rate	1.68%	1.72%
Weighted average volatility	93.72%	88.55%
Dividend yield	0.00%	0.00%
Expected life	6.50 years	6.05 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. We estimated an annual forfeiture rate of approximately 18% for each of the years ended December 31, 2010 and 2009. Stock-based compensation expense for employees in 2010 and 2009 was $299,000 and $180,000, respectively, and is expensed in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

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

•
Establishes a selling price hierarchy for determining the selling price of a deliverable; replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant;

•
Eliminates using the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and

•	Requires that the best estimate of a selling price is determined in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be our 2011 fiscal year.  Early adoption is permitted.  If adopted early, we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption.  We did not adopt the amendments early, and we do not anticipate that the adoption of these amendments will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued an accounting standards update to ASC No. 985, Software.  The purpose of this update is to change the accounting model for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605.  In addition, this update requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance.  In addition, the update provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be our 2011 fiscal year.  Early adoption is permitted.  If adopted early, we would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption.  We did not adopt the amendments early, and we do not anticipate that the adoption of this amendment will have a material impact on our consolidated financial statements.

In December 2009, we adopted the updated guidance issued by the FASB related to ASC Topic No. 820, Fair Value Measurements and Disclosures, which requires a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. This guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009, which was our 2010 fiscal year. The adoption of this updated guidance did not have an impact on our consolidated financial statements.

In addition, the updated guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This guidance is effective for fiscal years beginning after December 15, 2010, which will be our 2011 fiscal year. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. We do not anticipate that the adoption of this amendment will have a material impact on our consolidated financial statements.

In April 2010, the FASB issued an accounting standards update to ASC Topic No. 718, Compensation – Stock Compensation.  ASC No. 718 stipulates that a share-based payment award that contains a condition that is not a market, performance, or a service condition is required to be classified as a liability.  This update clarifies that when an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s securities trades differs from the functional currency of the employer entity or payroll currency of the employee, such award should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in this update will be effective for fiscal years beginning on or after December 15, 2010, which will be our 2011 fiscal year.  The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied and should be presented separately.  Early adoption is permitted; however, we did adopt the amendments early.  We do not anticipate that the adoption of this amendment will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued an amendment to ASC No. 350, Intangibles – Goodwill and Other, to clarify when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Prior to this amendment, continuation to Step 2 was not required if the carrying amount of the reporting unit exceeded the fair value. However, in cases where the carrying amount was zero or negative, the fair value most likely was greater. This amendment requires that the evaluation must still continue to Step 2, given a fair value greater than the carrying amount, if it is more likely than not that a goodwill impairment exists. This amendment becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which will be our 2011 fiscal year. We do not anticipate that the adoption of this amendment will have a material impact on our consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.    Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

Not Applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors
The following table sets forth certain information regarding our directors:

Name	Age (1)	Director Since
Jeff Berg	51	2008
Michael Bush	50	2009
Mary Beth Lewis	53	2009
Terry Bateman	54	2008
Steve Mitgang	49	2010
____________________________
(1)  As of March 25, 2011.

The following biographical information is furnished with respect to our directors:

Jeff Berg has served on our Board of Directors since August 2008 and as Chairman of our Board of Directors since November 2008.  Mr. Berg is a private investor currently serving as General Partner of Matador Capital Partners, LP, an investment partnership that he founded in 2007.  Since 2001, he has been Chairman of the Board of Directors and a lead investor in Surfline/Wavetrak Inc., a digital media business.  He was also the lead director of Swell Commerce, Inc., a direct marketer of surf apparel and accessories, a company that he co-founded in 1999, until it was sold in December 2009 to Billabong International.  From July 2000 to April 2001, Mr. Berg served as Interim Chief Executive Officer of Swell.  He was also founder and sole stockholder of Airborne Media LLC, a specialty media company that he founded in 2006, which operates web sites and publishes magazines and other niche-market print products, and sold the majority of its assets in 2009.  Between 1995 and 2000, Mr. Berg was Chairman of the Board of Directors of AccentHealth, a provider of segmented, patient education-oriented TV programming to medical waiting rooms.  Mr. Berg has over 20 years of experience as a professional investor. Prior to founding Matador Capital Partners, he worked for nine years at Raymond James Financial as an institutional securities analyst, where he served as the Chief Investment Officer from 1994 to 2006.  Mr. Berg holds a B.S. in Business Administration from the University of Florida.  Mr. Berg was chosen to serve on our Board of Directors because of his experience with out-of-home and digital media, as well as because of Mr. Berg being a significant shareholder of the Company.

Michael J. Bush was appointed a Director in September 2009 and was appointed as our President and Chief Executive Officer effective April 12, 2010. Prior to becoming our President and Chief Executive Officer, Mr. Bush was President and Chief Executive Officer of 3 Day Blinds Corporation, a position he held from September 2007 to April 2010.  3 Day Blinds declared bankruptcy in October 2008.  Prior to joining 3 Day Blinds, a seller of custom-crafted window coverings, from December 2003 to February 2007, Mr. Bush served as President and Chief Executive of Anchor Blue Retail Group, a 175 store chain of youth oriented apparel stores and served as President and Chief Executive Officer of Levi’s and Dockers’ Outlets by MOST, an 80 store chain of outlet stores selling Levi Strauss & Company apparel in outlet malls. From February 2000 to May 2002, Mr. Bush served as President and Chief Executive of Bally North America, a manufacturer and seller of women’s footwear and apparel, a member of the Board of Directors of Bally International AG, the parent company for Bally, and Senior Vice President of Global Re-engineering. Prior to Bally, Mr. Bush was Chief Operating Officer and Executive Vice President of Movado Group, Inc., a publicly traded global manufacturer and marketer of wristwatches. Mr. Bush joined Movado from Ross Stores where he served as Senior Vice President of Strategic Planning, Business Development and Marketing. Mr. Bush currently serves as a director of Ross Stores, a national chain of discount department stores and a Fortune 500 company, and Technoserve, a global not-for-profit enterprise. Mr. Bush also joined 3 Day Blinds’ Board of Directors upon his resignation as President and Chief Executive Officer of 3 Day Blinds.  He is a graduate of Dartmouth College and the Stanford Graduate School of Business. Mr. Bush was chosen to serve on our Board of Directors because of his familiarity with and leadership of our company as our Chief Executive Officer, as well as his extensive experience in executing business growth strategies, together with his leadership qualities.

Mary Beth Lewis has served on our Board of Directors since February 2009.  From August 2007 to January 2009, Ms. Lewis served as Chief Financial Officer of Fresh Produce Sportswear, Inc., a women’s apparel company.  Since August 2009 and also from August 2006 to May 2007, she has been an accounting instructor in the College of Business at Colorado State University.  From October 2001 to April 2005, Ms. Lewis served as Chief Financial Officer of Noodles & Company, a restaurant chain.  Prior to that, she was the Chief Financial Officer of Wild Oats Markets, Inc., a national natural foods grocery store chain.  Ms. Lewis currently serves on the Board of Directors for eBags, Inc., an online retailer of bags and accessories, where she also serves as the chairman of its audit committee.  Ms. Lewis holds two undergraduate degrees from West Virginia University:  a B.A. in Psychology and a B.S. in Speech Pathology and Audiology.  Ms. Lewis also holds an MBA in Accounting and Finance from the University of Pittsburgh.  Ms. Lewis was chosen to serve on our Board of Directors because of her financial and corporate governance expertise and her prior experience as a chief financial officer.

Terry Bateman has served on our Board of Directors since November 2008 and served as our Chief Executive Officer from February 2009 to March 2010.  Mr. Bateman has nearly 30 years executive experience in developing, growing, managing and selling businesses.  Mr. Bateman has been a personal investor in Red Zone Capital from 2006 to the present, and in connection with that investment activity, served as Chief Executive Officer of Dick Clark Productions, a television production company, from June 2007 to February 2008.  Prior to that, Mr. Bateman served as interim Chief Marketing Officer of the Washington Redskins, a professional football team, from September 2006 to June 2007.  From September 2005 to September 2006, Mr. Bateman served as President and Chief Executive Officer at Barton Cotton, Inc., a provider of integrated direct marketing fundraising services to non-profit organizations, and prior to that, served as its Executive Vice President of Fundraising beginning in 1998.  He was President of Snyder Communications' Marketing Services Division between 1994 and 1997.  Mr. Bateman was Executive Vice President, Vice President and Director of Whittle Communications between 1981 and 1994, having begun his career in marketing with The Gillette Company between 1979 and 1981.  Mr. Bateman holds a B.S. in Economics from the University of Tennessee. Mr. Bateman was chosen to serve on our Board of Directors because of his extensive consumer out-of-home marketing and advertising experience, including his prior experience having served as our Chief Executive Officer, as well as his general business acumen.

Steve Mitgang has served on our Board of Directors since August 2010. He also serves on the Board of Directors of MapMyFitness, Inc., an online business featuring fitness-oriented social networks and training applications. From 2007 to 2009, Mr. Mitgang was the President and Chief Executive Officer of Veoh Networks, an internet television company. Prior to his tenure at Veoh Networks, Mr. Mitgang worked at Yahoo! from 2003 to 2007. Mr. Mitgang joined Yahoo! after its acquisition of Overture Services, where he was the head of the Performance Marketing group. From 2001 to 2003, Mr. Mitgang was President and Chief Executive Officer of Keylime Software, a web analytics company that was acquired by Overture Services during Mr. Mitgang’s leadership. Mr. Mitgang holds a degree in Architecture from the University of California, Berkeley. Mr. Mitgang was chosen to serve on our Board of Directors because of his extensive experience in business development, marketing and advertising within the digital media and technology industries.

Executive Officers

The following table sets forth certain information regarding our other executive officers:

Name	Age (1)	Position(s) Held
Kendra Berger	44	Chief Financial Officer
Christopher George	36	Chief Information Officer
Vladimir Khuchua-Edelman	37	Chief Content Officer
____________________________
(1)  As of March 25, 2011.

The following biographical information is furnished with respect to our other executive officers:

Kendra Berger was appointed our Chief Financial Officer and Secretary in August 2006. Ms. Berger served on our Board of Directors and as Chairperson of our Audit Committee from July 2005 until August 2006.  From May 2005 until August 2006, Ms. Berger was the Executive Director of Finance and Controller of Nventa Biopharmaceuticals Corporation.  Prior to that, from April 2001 until May 2005, she was the Vice President, Finance and Controller of Discovery Partners International, Inc.  Both Nventa Biopharmaceuticals and Discovery Partners International were publicly traded biopharmaceutical companies.  Prior to joining Discovery Partners International in 2001, Ms. Berger was the Chief Financial Officer of our company.  She is a licensed CPA and a graduate of Ohio University.

Christopher George was appointed as our Chief Information Officer in June 2010 after serving as an outside consultant in this capacity since 2008. Prior to becoming our Chief Information Officer, Mr. George co-founded Protelligent, Inc., a California-based technology consulting firm concentrating on network and systems services, custom software development, and ASP/Hosting services, and served as its President and Chief Executive Officer from June 2002 to June 2010. Before founding Protelligent, Mr. George served as Director of Network Services for InterKnowlogys, Director of Network and Systems Development at TheBigStore.com and Network Manager at Shopping.com.

Vladimir Khuchua-Edelman was appointed our as Chief Content Officer in February 2011 with more than 16 years of experience in digital content & marketing. Prior to becoming our Chief Content Officer, Mr. Edelman was Chief Marketing Officer from October 2009 to January 2011 at envIO Networks, a start-up focused on real-time behavioral targeting using social content-consumption data.  From February 2006 to March 2008, Mr. Edelman held the position of Chief Executive Officer of Ansible, Interpublic Group's mobile marketing agency, a company he founded, and from September 2005 to September 2006, he was Chief Executive Officer of technology platforms provider Soapbox. Prior to Soapbox, Mr. Edelman was Vice President and General Manager for Mobile Worldwide at ESPN and Executive Producer and General Manager at CBS.com. Mr. Edelman holds an M.S. in Financial Journalism from Boston University.

Additional information responsive to Part III, Item 10 will be included in our proxy statement relating to our 2011 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2010 (the “Proxy Statement”) including under the captions entitled “Election of Directors,” "Information Concerning Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Exhibits. The following exhibits are filed as a part of this report:

INDEX TO EXHIBITS

Exhibit	Description	Incorporation By Reference
2.1	Asset Purchase Agreement dated May 11, 2009 between NTN Buzztime, Inc. and Instant Access Media, LLC	Previously filed as an exhibit to the NTN’s report on Form 8-K filed on May 15, 2009 and incorporated by reference.
2.2	Asset Purchase Agreement dated April 24, 2009 between NTN Buzztime, Inc. and iSports Inc.	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 31, 2009 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 11, 2008 and incorporated herein by reference.
3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock	Previously filed as an exhibit to NTN’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
3.3	Bylaws of the Company, as amended	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 26, 2008 and incorporated herein by reference.
4.1	Specimen Common Stock Certificate	Previously filed as an exhibit to NTN’s registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
4.2	Form of Common Stock Purchase Warrant issued on January 30, 2004 by and between Roth Capital Partners, LLC and the Company	Previously filed as an exhibit to NTN’s report on Form 8-K filed on January 29, 2004 and incorporated herein by reference.
4.3	Form of Common Stock Purchase Warrant issued on April 24, 2009 by and between NTN Buzztime, Inc. and iSports Inc.	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 31, 2009 and incorporated herein by reference.
4.4	Form of Common Stock Purchase Warrant issued on May 11, 2009 by and between NTN Buzztime, Inc. and Instant Access Media, LLC	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 31, 2009 and incorporated herein by reference.
4.5	Registration Rights Agreement dated as of May 11, 2009 by and between the Company and Instant Access Media, LLC et al.	Previously filed as an exhibit to the NTN’s report on Form 8-K filed on May 15, 2009 and incorporated by reference.
10.1	Securities Purchase Agreement dated as of May 11, 2009 by and between the Company and certain creditors and members of Instant Access Media, LLC	Previously filed as an exhibit to the NTN’s report on Form 8-K filed on May 15, 2009 and incorporated by reference.

Exhibit	Description	Incorporation By Reference
10.2*	2004 Performance Incentive Plan	Previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed by NTN on September 3, 2004 and incorporated herein by reference.
10.3*	2010 Performance Incentive Plan	Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A filed by NTN on April 29, 2010 and incorporated herein by reference.
10.4	Office Lease, dated July 17, 2000, by and between Prentiss Properties Acquisition Partners, L.P. and the Company	Previously filed as an exhibit to NTN’s report on Form 10-K April 2, 2001 and incorporated herein by reference.
10.5	First Amendment to Lease, dated October 4, 2005, by and between Prentiss Properties Acquisition Partners, L.P. and the Company	Previously filed as an exhibit to NTN’s report on Form 10-K/A filed on July 12, 2006 and incorporated herein by reference.
10.6	Second Amendment to Lease, dated as of February 16, 2006, by and between Cognac Campus LLC (successor to Prentiss Properties) and the Company	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 31, 2010 and incorporated herein by reference.
10.7	Office Lease, dated February 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company Filed herewith.	Filed herewith.
10.8*	Form of Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.
10.9*	Form of Incentive Stock Option Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference.
10.10*	Form of Nonstatutory Stock Option Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference.
10.11*	NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2010	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference.
10.12*	Form of Non-Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.
10.13*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.
10.14*	Form of Initial Director Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.
10.15*	Form of Annual Director Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

Exhibit	Description	Incorporation By Reference
10.16*	Retention and Severance Agreement, dated June 27, 2008, by and between the Company and Kendra Berger	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 11, 2008 and incorporated herein by reference.
10.17*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on March 24, 2009 and incorporated herein by reference.
10.18*	Amendment to Stock Option Grants, dated October 16, 2008, by and between the Company and Barry Bergsman.	Previously filed as an exhibit to NTN’s report on Form 8-K filed on October 21, 2008 and incorporated herein by reference.
10.19*	Employment Agreement, dated February 2, 2009, by and between the Company and Terry Bateman.	Previously filed as an exhibit to NTN’s report on Form 8-K filed on February 4, 2009 and incorporated herein by reference.
10.20*	Employment Agreement, dated as of July 27, 2009, by and between the Company Kenneth Keymer.	Previously filed as an exhibit to the NTN’s current report on Form 8-K filed on July 23, 2009 and incorporated by reference.
10.21*	Employment Agreement, dated April 12, 2010, by and between the Company and Michael Bush Bateman	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 13, 2010 and incorporated herein by reference.
10.22*	Amendment and Restated Employment Agreement, dated December 28, 2010, by and between the Company and Michael Bush	Filed herewith.
10.23*	Severance Agreement and General Release, dated April 30, 2010, by and between the Company and Kenneth Keymer	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 13, 2010 and incorporated herein by reference.
10.24*	Employment offer letter, dated May 25, 2010, by and between the Company and Christopher George.	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 13, 2010 and incorporated herein by reference.
10.25*	Employment offer letter, dated February 7, 2010, by and between the Company and Vladimir Khuchua-Edelman.	Filed herewith.
10.26	Master Equipment Lease dated as of September 29, 2009, by and between the Company and Data Sales Co.	Filed herewith.
14.1	Company Code of Ethics	Previously filed as an exhibit to NTN’s report on Form 8-K filed on August 13, 2010 and incorporated herein by reference.
21.1	Subsidiaries of Registrant	Filed herewith.
23.1	Consent of Mayer Hoffman McCann P.C.	Filed herewith.
31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
*	Management Contract or Compensatory Plan
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

NTN BUZZTIME, INC.

Dated: March 25, 2011	By:	/s/ KENDRA BERGER
Kendra Berger
Chief Financial Officer
(As Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Bush and Kendra Berger, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Bush	President, Chief Executive Officer and Director	March 25, 2011
Michael J. Bush	(Principal Executive Officer)

/s/ Jeff Berg	Director and Chairman of the Board	March 25, 2011
Jeff Berg

/s/ Mary Beth Lewis	Director	March 25, 2011
Mary Beth Lewis

/s/ Terry Bateman	Director	March 25, 2011
Terry Bateman

/s/ Steve Mitgang	Director	March 25, 2011
Steve Mitgang

NTN BUZZTIME, INC. AND SUBSIDIARIES
(Formerly NTN Communications, Inc. and Subsidiaries)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
NTN Buzztime, Inc.

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. Our audit also included the financial statement schedule for each of the years ended December 31, 2010 and 2009, listed in the Index at Item 15.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA
March 25, 2011

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$3,906	$3,637
Accounts receivable, net of allowances of $220 and $321, respectively	549	606
Investments available-for-sale (Note 6)	184	180
Prepaid expenses and other current assets	588	634
Total current assets	5,227	5,057
Broadcast equipment and fixed assets, net (Note 4)	3,638	3,809
Software development costs, net of accumulated amortization of $1,591 and $1,197, respectively	1,094	1,374
Deferred costs	839	1,080
Goodwill (Note 5)	1,261	1,202
Intangible assets, net (Note 5)	1,025	1,585
Other assets	41	190
Total assets	$13,125	$14,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$423	$422
Accrued compensation (Note 7)	628	1,075
Accrued expenses	451	788
Sales taxes payable	856	855
Income taxes payable	8	-
Obligations under capital lease - current portion (Note 13)	376	300
Deferred revenue	520	523
Other current liabilities	74	294
Total current liabilities	3,336	4,257
Sales taxes payable, excluding current portion	-	128
Obligations under capital leases, excluding current portion	105	173
Deferred revenue, excluding current portion	124	82
Other liabilities	99	239
Total liabilities	3,664	4,879
Commitments and contingencies (Notes 13 and 14)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000 shares authorized; 161 shares issued and outstanding at December 31, 2010 and December 31, 2009	1	1
Common stock, $.005 par value, 84,000 shares authorized; 60,751 and 60,359 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	304	302
Treasury stock, at cost, 503 shares at December 31, 2010 and December 31, 2009, respectively	(456)	(456)
Additional paid-in capital	116,114	115,740
Accumulated deficit	(107,284)	(106,868)
Accumulated other comprehensive income (Note 17)	782	699
Total shareholders' equity	9,461	9,418
Total shareholders' equity and liabilities	$13,125	$14,297

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009

Revenues	$25,309	$25,814
Operating expenses:
Direct operating costs (includes depreciation and amortization of $2,538 and $2,274, respectively)	6,063	6,460
Selling, general and administrative	18,906	20,031
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	665	919
Total operating expenses	25,634	27,410
Operating loss	(325)	(1,596)
Other income (expense):
Interest income	3	72
Interest expense	(101)	(66)
Other income	65	184
Total other (expense) income	(33)	190
Loss before income taxes	(358)	(1,406)
Provision for income taxes	(42)	(95)
Net loss	$(400)	$(1,501)

Net loss per common share - basic and diluted	$(0.01)	$(0.03)

Weighted average shares outstanding - basic and diluted	60,134	58,188

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2010 and 2009
(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Total
Balances at December 31, 2008	161	$1	55,727	$277	$113,267	$(456)	$(105,351)	$8	$7,746

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	-	-	569	569
Unrealized holding gain on investment available-for-sale	-	-	-	-	-	-	-	122	122
Net loss	-	-	-	-	-	-	(1,501)	-	(1,501)
Total comprehensive loss									(810)
Issuance of stock in lieu of dividends	-	-	37	1	15	-	(16)	-	-
Issuance of common stock upon exercise of stock option	-	-	176	1	27	-	-	-	28
Issuance of common stock for the acquisition of iSports, Inc.	-	-	500	3	163	-	-	-	166
Issuance of warrants for the acquisition of iSports, Inc.	-	-	-	-	371	-	-	-	371
Issuance of common stock for the acquisition of i-am TV	-	-	1,500	8	442	-	-	-	450
Issuance of warrants for the acquisition of i-am TV	-	-	-	-	537	-	-	-	537
Sale of common stock in private placement	-	-	2,419	12	738	-	-	-	750
Non-cash stock based compensation	-	-	-	-	180	-	-	-	180

Balances at December 31, 2009	161	1	60,359	302	115,740	(456)	(106,868)	699	9,418

Comprehensive loss:
Foreign currency translation adjustment	-	-	-	-	-	-	-	79	79
Unrealized holding gain on investment available-for-sale	-	-	-	-	-	-	-	4	4
Net loss	-	-	-	-	-	-	(400)	-	(400)
Total comprehensive loss									(317)
Issuance of stock in lieu of dividends	-	-	34	-	16	-	(16)	-	-
Issuance of common stock upon exercise of stock option	-	-	358	2	59	-	-	-	61
Non-cash stock based compensation	-	-	-	-	299	-	-	-	299

Balances at December 31, 2010	161	$1	60,751	$304	$116,114	$(456)	$(107,284)	$782	$9,461

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2010	2009
Cash flows provided by operating activities:
Net loss	$(400)	$(1,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,203	3,193
Provision for doubtful accounts	191	227
Stock-based compensation	299	180
Gain on contract termination	(11)	-
Loss from disposition of equipment and capitalized software	270	267
Changes in assets and liabilities:
Accounts receivable	(131)	(181)
Prepaid expenses and other assets	41	95
Accounts payable and accrued liabilities	(1,082)	139
Income taxes payable	169	(161)
Deferred costs	244	393
Deferred revenue	38	(148)
Net cash provided by operating activities	2,831	2,503
Cash flows used in investing activities:
Capital expenditures	(1,323)	(1,910)
Software development expenditures	(845)	(1,138)
Trademark license	(35)	(94)
Deposits on broadcast equipment	-	(28)
Net cash used in investing activities	(2,203)	(3,170)
Cash flows (used in) provided by financing activities:
Principal payments on capital lease	(425)	(155)
Proceeds from the sale of common stock	-	750
Proceeds from exercise of stock options	61	28
Net cash (used in) provided by financing activities	(364)	623
Net increase (decrease) in cash and cash equivalents	264	(44)
Effect of exchange rate on cash	5	319
Cash and cash equivalents at beginning of year	3,637	3,362
Cash and cash equivalents at end of year	$3,906	$3,637

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$90	$63
Income taxes	$50	$223
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$419	$603
Issuance of common stock in lieu of payment of dividends	$16	$16
Unrealized holding gain on investments available-for-sale	$4	$122
Assumed obligations in connection with the acquisition of intangible assets	$-	$63
Issuance of common stock in connection with the acquisition of intangible assets	$-	$616
Issuance of warrants in connection with the acquitision of intangible assets	$-	$908
Earn-out liability in connection with the acquisition of of intangible assets	$-	$188
Insurance financed through a third-party	$-	$81

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2010 and 2009

1.  Organization of Company

Description of Business

NTN Buzztime, Inc. (the “Company”) was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The Company changed its name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

The Company has been in the business of social interactive entertainment for over 25 years.  Its primary source of revenue is its Buzztime Network, which focuses on distributing the Company’s interactive promotional television game network programming, primarily to almost 4,000 hospitality venues such as restaurants and bars throughout North America.

Basis of Accounting Presentation

The consolidated financial statements include the accounts of NTN Buzztime, Inc. and its wholly-owned subsidiaries: IWN, Inc., IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc., NTN Software Solutions, Inc., NTN Canada, Inc., and NTN Buzztime, Ltd., all of which, other than NTN Canada, Inc., are dormant subsidiaries.  Unless otherwise indicated, references to “NTN,” “we”, “us” and “our” include the Company and its consolidated subsidiaries.

Reclassifications

The Company reclassified the consolidated balance sheet for the period ended December 31, 2009 to conform to the 2010 presentation.

2.  Summary of Significant Accounting Policies and Estimates

Consolidation—The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—Preparing the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to deferred costs and revenues; depreciation of broadcast equipment; allowance for doubtful accounts; investments; stock-based compensation assumptions; impairment of software development costs, intangible assets and goodwill, and broadcast equipment; contingencies, including the reserve for sales tax inquiries; the provision for income taxes, including the valuation allowance; and purchase price allocations related to acquisitions. The Company bases its estimates on a combination of historical experience and various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about significant carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

Cash and Cash Equivalents—ASC No. 230, Statement of Cash Flows, defines “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, the Company has applied the provisions of ASC No. 230, as it considers all highly liquid investment instruments with original maturities of three months or less; or any investment redeemable without penalty or loss of interest to be cash equivalents.

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

Allowance for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from nonpayment by its customers. The Company reserves for all accounts that have been suspended or terminated from its Buzztime Network services and for customers with balances that are greater than a predetermined number of days past due. The Company analyzes historical collection trends, customer concentrations and creditworthiness, economic trends and anticipated changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts for specific and general risks. Additional reserves may also be established if specific customers’ balances are identified as potentially uncollectible. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

The Company incurs a relatively significant level of depreciation expense in relation to its operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices and associated electronics, and the computers located at its customers’ sites. The Playmakers are depreciated over a seven-year life and the associated electronics and computers are depreciated over two to four years.  The depreciable life of these assets was determined based on the shorter of the contractual capital lease period or their estimated useful life, which considers anticipated technology changes. The Company determined that the useful life of Playmakers purchased after June 2009 increased from four to seven years.  This increase is the result of superior digital technology used in the current Playmakers.  If its Playmakers and associated electronics and computers turn out to have longer average lives than estimated, the Company’s depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and associated electronics and the computers turn out to have shorter average lives than estimated, the Company’s depreciation expense would be significantly increased in those future periods.

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

The Company has performed its annual test for goodwill impairment by calculating the fair value for NTN Canada, Inc., as of September 30, 2010. The valuation methods employed to determine the fair value for NTN Canada, Inc. at September 30, 2010 were (1) the market approach—guideline company method (2) the market approach—guideline transaction method and (3) the income approach—discounted cash flow method.

Management considers market conditions, new product offerings, pricing and selling strategies, revenue growth rates and additional investment needed to achieve these growth rates. The Company believes the projections are reasonable based on existing operations and prospective business opportunities. The resulting indicated value from each approach is weighted equally and added to interest bearing debt to arrive at the indicated fair market value of the invested capital. The resulting value is compared against the carrying value of equity after interest bearing debt to determine impairment. As a result of the annual test, the Company determined that there were no indications of impairment as of September 30, 2010.  The Company considered the need to perform an additional test of goodwill of its Canadian business as of December 31, 2010, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2010 valuation.

Assessments of Functional Currencies—The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar.  The financial position and results of operations of the Canadian subsidiary is measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of its foreign subsidiary have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2010 and 2009, the Company recorded $2,000 in foreign currency transaction losses and $49,000 in foreign currency transaction gains, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with its Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income in the accompanying statements of operations.  Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2010, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the year ended December 31, 2009.

Purchase Accounting – The Company accounts for acquisitions pursuant to ASC No. 805, Business Combinations.  The Company records all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values. The purchase price allocation for the asset acquisitions of iSports and i-am TV were final as of December 31, 2009.

Revenue Recognition—The Company recognizes revenue from recurring service fees earned from its network subscribers, advertising revenues, and distribution and licensing fees from its Buzztime-branded content delivered primarily through its interactive consumer platforms. To the extent its arrangements contain multiple deliverables the Company evaluates the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. The Company’s arrangements for the transmission of the Buzztime Network contain two deliverables: the installation of its equipment and the transmission of its network content for which the Company receives monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship.  As a result, installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

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

Software Development Costs—The Company capitalizes costs related to developing certain software products in accordance with ASC No. 350.  Amortization expense relating to capitalized software development costs totaled $521,000 and $370,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, approximately $331,000 and $554,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the years ended December 31, 2010 and 2009, and determined to abandon various software development projects that it determined were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment loss of $236,000 and $256,000 was recognized for the years ended December 31, 2010 and 2009, respectively, which is included in selling, general and administrative expenses.

Shipping and Handling Costs—Shipping and handling costs are included in direct operating costs in the accompanying consolidated statements of operations and are expensed as incurred.

Stock-Based Compensation— The Company estimates the fair value of its stock options using a Black-Scholes option pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in selling, general and expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued an accounting standards update to ASC No. 605-25, Revenue Recognition—Multiple-Element Arrangements.  The purpose of this update is to amend the criteria used for separating consideration in multiple-deliverable arrangements.  In particular, the amendment:

•
Establishes a elling price hierarchy for determining the selling price of a deliverable; replaces the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant;

•
Eliminates using the residual method of allocation and requires that the arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and

•	Requires that the best estimate of a selling price is determined in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.

The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be the Company’s 2011 fiscal year.  Early adoption is permitted.  If adopted early, the Company would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption.  The Company did not adopt the amendments early.  The Company does not anticipate that the adoption of these amendments will have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an accounting standards update to ASC No. 985, Software.  The purpose of this update is to change the accounting model for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605.  In addition, this update requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance.  In addition, the update provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which will be the Company’s 2011 fiscal year.  Early adoption is permitted.  If adopted early, the Company would be required to apply the amendments retrospectively from the beginning of the fiscal year of adoption.  The Company did not adopt the amendments early.  The Company does not anticipate that the adoption of this amendment will have a material impact on its consolidated financial statements.

In December 2009, the Company adopted the updated guidance issued by the FASB related to ASC Topic No. 820, Fair Value Measurements and Disclosures, which requires a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring Level 2 and Level 3 fair value measurements. This guidance was effective for interim or annual financial reporting periods beginning after December 15, 2009, which was the Company’s 2010 fiscal year. The adoption of this updated guidance did not have an impact on the Company’s consolidated financial statements.

In addition, the updated guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This guidance is effective for fiscal years beginning after December 15, 2010, which will be the Company’s 2011 fiscal year. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company does not anticipate that the adoption of this amendment will have a material impact on its consolidated financial statements.

In April 2010, the FASB issued an accounting standards update to ASC Topic No. 718, Compensation – Stock Compensation.  ASC No. 718 stipulates that a share-based payment award that contains a condition that is not a market, performance, or a service condition is required to be classified as a liability.  This update clarifies that when an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s securities trades differs from the functional currency of the employer entity or payroll currency of the employee, such award should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in this update will be effective for fiscal years beginning on or after December 15, 2010, which will be the Company’s 2011 fiscal year.  The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied and should be presented separately.  Early adoption is permitted; however, the Company did not adopt the amendments early.  The Company does not anticipate that the adoption of this amendment will have a material impact on its consolidated financial statements.

In December 2010, the FASB issued an amendment to ASC No. 350, Intangibles – Goodwill and Other, to clarify when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Prior to this amendment, continuation to Step 2 was not required if the carrying amount of the reporting unit exceeded the fair value. However, in cases where the carrying amount was zero or negative, the fair value most likely was greater. This amendment requires that the evaluation must still continue to Step 2, given a fair value greater than the carrying amount, if it is more likely than not that a goodwill impairment exists. This amendment becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which will be the Company’s 2011 fiscal year. The Company does not anticipate that the adoption of this amendment will have a material impact on its consolidated financial statements.

3.  Acquisitions

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

Acquisition Footnote

Intangible assets – acquired technology	$599,000
Total assets	599,000

Accounts payable	(62,000)
Total liabilities	(62,000)

Purchase price allocated to assets and liabilities acquired	$537,000

The purchase price may be increased if certain thresholds of net media revenues are exceeded in calendar years 2009, 2010 and 2011. The thresholds of net media revenues were not exceeded in 2009 or 2010, and the Company does not estimate that they will be met in the future.  In the event the thresholds are met, the purchase price allocation will be adjusted and reflected in current earnings in the period that the additional purchase price amount is earned.

Because there was no continuity of iSports operations after the acquisition date, the Company has determined that the proforma revenue and net loss information for the twelve months ended December 31, 2009 generally required by ASC No. 805 would not be meaningful and may be misleading.   Therefore, the Company has omitted these disclosures from the financial statements.

i-am TV Acquisition

In May 2009, the Company entered into an asset purchase agreement (the “i-am TV Agreement”) through which it acquired certain assets of “i-am TV” from Instant Access Media, LLC.  i-am TV had been in the business of providing programming and advertising to hospitality venues located in the top 15 designated market areas throughout the United States.  The transaction included the acquisition of approximately 1,400 flat panel television screens installed in 368 locations as well as the related communication equipment.  Pursuant to the terms of the i-am TV Agreement, in consideration for the acquired assets, the Company issued (i) 1,500,000 unregistered shares of the Company’s common stock, (ii) warrants to purchase 1,000,000 shares of unregistered common stock with an exercise price of $0.50 per share, (iii) warrants to purchase 1,000,000 shares of unregistered common stock with an exercise price of $1.00 per share and (iv) warrants to purchase 1,000,000 shares of unregistered common stock with an exercise price of $1.50 per share.  In addition, the Company has agreed to provide future earnout consideration (the “Earnout”) in calendar years 2010 through 2012 based on net advertising revenues as defined in the i-am TV Agreement.  The Earnout will be calculated as the product of the total net advertising revenues for the Company multiplied by the percentage of qualifying venues that have converted from i-am TV to the Company’s Buzztime Network in relation to the total population of Buzztime Network subscribers.  The i-am TV Agreement also contained customary representations, warranties and covenants.

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

The purchase price may be increased or decreased if net advertising revenues for the Company deviate from estimations in calendar years 2010, 2011 and 2012. In that event, the liability will be adjusted and reflected in current earnings in the period that the adjustment becomes necessary.  For the twelve months ended December 31, 2010, the i-am TV earnout liability was reduced by $70,000 due to net advertising revenues deviating from estimations and is reflected in other income in the current year consolidated statement of operations.

As a result of the i-am TV acquisition, the Company recognized approximately $319,000 in subscription and other revenue for the twelve months ended December 31, 2010 resulting from 110 sites obtained through sales efforts directed at former i-am TV customers to the Buzztime platform.  Based on the post-acquisition integration efforts of the Company, it is not practical to determine the impact on net loss for the twelve months ended December 31, 2010.

Because there was no continuity of i-am TV’s operations after the acquisition date, the Company has determined that the proforma revenue and net loss information for the twelve months ended December 31, 2009 generally required by ASC No. 805 would not be meaningful and may be misleading.  The Company has therefore omitted these disclosures from the consolidated financial statements.

4.  Broadcast Equipment and Fixed Assets

Broadcast equipment and fixed assets are recorded at cost and consist of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Broadcast equipment	$17,793,000	$17,897,000
Furniture and fixtures	790,000	736,000
Machinery and equipment	5,449,000	4,919,000
Leasehold improvements	562,000	633,000
Other equipment	24,000	24,000
	24,618,000	24,209,000

Accumulated depreciation	(20,980,000)	(20,400,000)

Total	$3,638,000	$3,809,000

Depreciation expense totaled $2,252,000 and $2,148,000 for the years ended December 31, 2010 and 2009, respectively.

5.  Goodwill and Other Intangible Assets

The Company’s goodwill balance relates to the purchase of NTN Canada.  The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2010 and it was determined that there were no indications of impairment.  The Company considered the need to perform an additional test of goodwill of its Canadian business as of December 31, 2010, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2010 valuation.

As discussed in Note 3, during the quarter ended June 30, 2009, the Company acquired certain assets of iSports Inc. and Instant Access Media, LLC.  As a result of those transactions, the Company recorded $1,176,000 in customer relationship intangible assets and $599,000 in unpatented technology.  The majority of the customer relationship intangible asset will be amortized on a straight line basis over a period of 44 months and recorded in selling, general and administrative expenses. Approximately $300,000 was amortized over the three months ended August 31, 2009 coinciding with the period that the related advertising revenue was recognized.  The unpatented technology intangible asset is being amortized on a straight line basis over a period of 60 months and recorded in direct expenses.  The useful lives reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized.

The Company also has other intangible assets comprised predominantly of developed technology, trivia databases and trademarks.  The weighted average remaining useful life for all intangible assets is 2.6 years as of December 31, 2010. Amortization expense relating to all intangible assets totaled $430,000 and $675,000 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, intangible assets with estimable lives were comprised of the following:

	December 31, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Developed technology	$206,000	$(206,000)	$-	$206,000	$(206,000)	$-
Trivia database	446,000	(314,000)	132,000	426,000	(257,000)	169,000
Trademarks and trademark licenses	67,000	(67,000)	-	340,000	(176,000)	164,000
Acquired technology	599,000	(202,000)	397,000	599,000	(82,000)	517,000
Acquired advertising customers	302,000	(302,000)	-	302,000	(302,000)	-
Acquired subscription customers	874,000	(378,000)	496,000	874,000	(139,000)	735,000
Total	$2,494,000	$(1,469,000)	$1,025,000	$2,747,000	$(1,162,000)	$1,585,000

The estimated aggregate amortization expense relating to the Company’s intangible assets for each of the five succeeding years is as follows:

Year Ending	Estimated Aggregate Amortization Expense
2011	$403,000
2012	403,000
2013	182,000
2014	37,000
Thereafter	-
Total	$1,025,000

6.  Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short maturity of these instruments.

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

The one investment available-for-sale that the Company holds is 2,518,260 shares in its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s original cost basis in the eBet shares is AUD$0.50 per share. The Company’s initial investment in 1999 was for 4,000,000 shares and at various points in 2000, the Company sold 1,481,740 eBet shares, leaving its existing holding of 2,518,260 shares, which represents less than 1.2% of eBet’s current shares outstanding.  The value of the investment increased $4,000 and $122,000 for the years ended December 31, 2010 and 2009, respectively.  Based on the closing market price at December 31, 2010, the value of the investment was approximately $184,000.  The unrealized gains of this investment are recorded as other comprehensive income in the Company’s consolidated balance sheet (See Note 17).  The Company will continue to monitor this investment for any decline in value that could be deemed other-than-temporary ultimately resulting in future impairments.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

The fair value of the Company’s investment in eBet Limited is determined based on quoted market prices, which is a Level 1 classification. The Company records the investment on the balance sheet at fair value with changes in fair value recorded as a component of other comprehensive income (loss) in the consolidated balance sheet (see Note 17).

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

7.  Accrued Compensation

Accrued compensation consisted of the following at December 31, 2010 and 2009:

	December 31,
	2010	2009
Accrued vacation	$436,000	$398,000
Accrued bonuses	81,000	401,000
Accrued salaries	62,000	194,000
Accrued commissions	49,000	82,000
Total accrued compensation	$628,000	$1,075,000

8.  Concentrations of Risk

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

The Buzztime Network provides services to group viewing locations, generally restaurants, sports bars and lounges throughout North America. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company’s customer base, and their dispersion across many different geographies. The Company performs credit evaluations of new customers and generally requires no collateral. The Company maintains an allowance for doubtful accounts to provide for credit losses.

Significant Customer

For the years ended December 31, 2010 and 2009, the Company generated approximately 19% and 16%, respectively, of total revenue from a national chain, Buffalo Wild Wings together with its franchisees. As of December 31, 2010 and 2009, approximately $100,000 and $71,000, respectively, was included in accounts receivable from this customer.

Single Source Playmaker Supplier

The Company currently purchases its Playmakers from an unaffiliated Taiwanese manufacturer subject to the terms of a supply agreement dated April 23, 2007 with a term that automatically renews for one year periods.  The Company currently does not have an alternative source for its playmaker devices.  Management believes other manufacturers could be identified to produce the Playmakers on comparable terms.  A change in manufacturers, however, could cause delays in supply and may have an adverse effect on the Company’s operations.  As of December 31, 2010 and 2009, approximately $127,000 and $133,000, respectively, were  included in accounts payable or accrued expenses for this supplier.

9.  Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 9,414,000 and 9,640,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2010 and 2009, respectively, as their effect was anti-dilutive.

10.  Common Stock Options, Deferred Stock Units and Warrants

Equity Incentive Plans

2004 Performance Incentive Plan

In September 2004 at a Special Meeting of Stockholders, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provided for the issuance of up to 2,500,000 shares of NTN common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full, were available for issuance under the 2004 Plan. On the effective date, the 1995 Plan had approximately 77,000 options available for grant.  Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant.  In September 2009, the 2004 Plan expired.  All awards that were granted under the 2004 Plan will continue to be governed by the 2004 Plan until they are exercised or expire in accordance with that plan’s terms. As of December 31, 2010, there were approximately 2,363,000 options outstanding under the 2004 Plan.

2010 Performance Incentive Plan

In June 2010, the Company’s shareholders approved the 2010 Performance Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the issuance of up to 6,000,000 shares of NTN common stock.  Under the 2010 Plan, options for the purchase of NTN common stock or other instruments such as deferred stock units may be granted to officers, directors, employees and consultants.  The Board of Directors designated its Nominating and Corporate Governance/Compensation Committee as the 2010 Plan Committee.  Stock options granted under the 2010 Plan may either be incentive stock options or nonqualified stock options.  A stock option granted under the 2010 Plan generally cannot be exercised until it becomes vested.  The 2010 Plan Committee establishes the vesting schedule of each stock option at the time of grant.  At its discretion, the 2010 Plan Committee can accelerate the vesting, extend the post-termination exercise term or waive restrictions of any stock options or other awards under the 2010 Plan.  Options under the 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant.  As of December 31, 2010, there were approximately 2,303,000 options outstanding under the 2010 Plan.

Buzztime Distribution Stock Incentive Plan

On May 31, 2001, Buzztime Distribution (“Buzztime”) adopted an incentive stock option plan. Pursuant to the plan, Buzztime may grant options to purchase Buzztime common stock, subject to applicable share limits, upon terms and conditions specified in the plan. There are 300,000 shares authorized under this plan, and the plan expires on May 31, 2011. To date, no options have been granted under the plan.

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

The following weighted-average assumptions were used for grants issued during 2010 and 2009 under the ASC No. 718 requirements:

	2010	2009
Weighted average risk-free rate	1.68%	1.72%
Weighted average volatility	93.72%	88.55%
Dividend yield	0.00%	0.00%
Expected life	6.50 years	6.05 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. The Company estimated an annual forfeiture rate of approximately 18% for each of the years ended December 31, 2010 and 2009. Stock-based compensation expense for employees in 2010 and 2009 was $299,000 and $180,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	4,870,000	$0.66	7.16	$655,000
Granted	2,486,000	0.49	-	-
Exercised	(358,000)	0.17	-	-
Forfeited	(2,263,000)	0.26
Cancelled	(69,000)	1.04	-	-
Outstanding December 31, 2010	4,666,000	$0.79	7.22	$42,000

Options vested and exercisable at December 31, 2010	2,151,000	$1.17	4.94	$30,000

The aggregate intrinsic value of options at December 31, 2010 is based on the company’s closing stock price on that date of $0.38 per share as reported by the NYSE Amex.  The total intrinsic value of options exercised during the twelve months ended December 31, 2010 and 2009 was $113,000 and $56,000, respectively. The total cash received as a result of stock option exercises during the twelve months ended December 31, 2010 and 2009 was approximately $61,000 and $28,000, respectively.

The per share weighted average grant-date fair value of stock options granted during 2010 and 2009 was $0.41 and $0.18, respectively.

As of December 31, 2010, the unamortized compensation expense related to outstanding unvested options was approximately $622,000 with a weighted average remaining requisite service period of 3.06 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses, a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

Deferred Stock Unit Activity

In prior years, the Company granted deferred stock units to employees. Grants of deferred stock units are paid in an equal number of shares of common stock on the vesting date of the award, subject to any deferred payment date that the holder may elect. A stock unit award is paid only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date, subject to accelerated vesting in certain circumstances. Since the deferred stock units are paid in an equal number of shares of common stock without any kind of offsetting payment by the employee, the measurement of cost is based on the quoted market price of the stock at the measurement date which is the date of grant.

The following table summarizes deferred stock unit activity during 2010:

Outstanding Deferred Stock
December 31, 2009	109,000
Granted	-
Cancelled	(22,000)
December 31, 2010	87,000

Balance exercisable at December 31, 2010	-

The Company did not grant any deferred stock units during the twelve months ended December 31, 2010 or 2009.  The deferred stock units outstanding have performance-based accelerated vesting provisions that are tied to certain revenue targets for the Company which could result in accelerated vesting of up to 50% of the total award.  The Company has evaluated the likelihood of attaining the performance based targets and they are not considered probable, therefore, accelerated expense was not recorded.  The Company will continue to monitor its revenue results and should any estimates made regarding the satisfaction of those performances based conditions change at any time during the estimated requisite period, an adjustment will be calculated and recorded in accordance with ASC No. 718.

Warrant Activity

The following summarizes warrant activity during 2010:

	Outstanding Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding December 31, 2009	4,500,000	$0.79	7.35
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding December 31, 2010	4,500,000	$0.79	6.35

Balance exercisable at December 31, 2010	4,500,000	$0.79	6.35

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

11.  Cumulative Convertible Preferred Stock

The Company authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated is a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock).

As of December 31, 2010 and 2009, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. For the twelve months ended December 31, 2010 and 2009, the Company issued approximately 34,000 and 37,000 common shares, respectively, for payment of dividends.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion, such that the number of shares of common stock issuable upon conversion of the preferred stock is convertible into is higher than the original conversion rate. During 2010 and 2009, there were no conversions. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

12.  Income Taxes

For each of the years 2010 and 2009, current tax provisions and current deferred provisions were recorded as follows:

	2010	2009
Current Tax Provision
Federal	$-	$57,000
State	15,000	13,000
Foreign	(11,000)	(41,000)
	4,000	29,000
Deferred Tax Provision
Federal	-	-
State	-	-
Foreign	38,000	66,000
	38,000	66,000
Total Tax Provison
Federal	-	57,000
State	15,000	13,000
Foreign	27,000	25,000
	$42,000	$95,000

The net deferred tax assets and liabilities have been reported in other assets in the consolidated balance sheets at December 31, 2010 and 2009 as follows:

	2010		2009
	Current	Noncurrent	Current	Noncurrent

Deferred Tax Assets:
NOL carryforwards	$-	$21,204,000	$-	$21,826,000
UK NOL carryforwards	-	724,000	-	904,000
Legal & litigation accruals	-	-	-	-
Allowance for doubtful accounts	77,000	-	128,000	-
Compensation and vacation accrual	151,000	-	405,000	-
Operating accruals	277,000	-	272,000	-
Deferred revenue	57,000	-	59,000	-
Research and experimentation credit	-	9,000	-	9,000
AMT credit	-	21,000	-	21,000
Foreign tax credit	-	112,000	-	105,000
Amortization	-	735,000	-	741,000
Depreciation	-	988,000	-	889,000
Foreign	8,000	13,000	-	53,000
Charitable contributions	-	1,000	-	1,000
Other	-	343,000	-	303,000
Total gross deferred tax assets	570,000	24,150,000	864,000	24,852,000
Valuation allowance	(350,000)	(23,095,000)	(655,000)	(23,848,000)
Net deferred tax assets	220,000	1,055,000	209,000	1,004,000

Deferred Tax Liabilities:
Capitalized software	-	1,042,000	-	951,000
Amortization	-	-	-	-
Deferred revenue	212,000	-	209,000	-
Total gross deferred liabilities	212,000	1,042,000	209,000	951,000
Net deferred taxes	$8,000	$13,000	$-	$53,000

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

	For the year ended December 31,
	2010	2009
Tax at federal income tax rate	$(121,000)	$(478,000)
State (benefit)	(15,000)	(52,000)
Foreign tax differential	(2,000)	(17,000)
Change in valuation allowance	(877,000)	448,000
Expiration of net operating loss carryforwards	974,000	-
Permanent items	83,000	113,000
Other	-	81,000
Total Provision	$42,000	$95,000

The net change in the total valuation allowance for the year ended December 31, 2010 was a decrease of $877,000.  The net change in the total valuation allowance for the year ended December 31, 2009 was an increase of $448,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2010, the Company has available net operating loss (“NOL”) carryforwards of approximately $59,757,000 for federal income tax purposes, which will begin expiring in 2011.  The NOL carryforwards for state purposes, which will begin expiring in 2015, are approximately $17,171,000.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses.  Further, Section 382 of the Internal Revenue Code (“IRC”) imposes limits on the ability to use NOL carryforwards that existed prior to a change in control to offset future taxable income. The Company completed a Section 382 analysis for the period from January 1, 1992 through September 30, 2010 and determined that the Company will be able to utilize the total NOL carryforwards that existed as of September 30, 2010.  Based on the Company’s analysis of its stockholder activity for the three months ended December 31, 2010, there were no ownership changes that caused an annual limitation per the provisions of Section 382.  Accordingly, the Company will be able to utilize the total NOL carryforwards that existed as of December 31, 2010, provided it generates sufficient future earnings prior to the expiration of the NOLs and that future changes in ownership do not trigger a Section 382 limitation.  The Company has established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2005. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

The deferred tax assets as of December 31, 2010 include a deferred tax asset of $1,294,000 representing NOLs arising from the exercise of stock options by Company employees.  To the extent the Company realizes any tax benefit for the NOLs attributable to the stock option exercises, such amount would be credited directly to stockholders' equity.

13.  Commitments

Operating Leases

The Company leases office and production facilities and equipment under agreements which expire at various dates through 2018, which includes a new lease for the Company’s headquarters entered into in February 2011 (see Note 20). Certain leases contain renewal provisions and escalating rental clauses and generally require us to pay utilities, insurance, taxes and other operating expenses. Lease expense under operating leases totaled $690,000 and $856,000 in 2010 and 2009, respectively.

The estimated aggregate lease payments under operating leases for each of the five succeeding years is as follows:

Years Ending December 31,	Lease Payment
2011	$390,000
2012	273,000
2013	508,000
2014	618,000
2015	589,000
Thereafter	1,756,000
Total	$4,134,000

Capital Leases

In 2009, the Company entered into a $500,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility in multiple tranches with each individual tranche having a 24 month term.  Additionally, the equipment lease has a collateral obligation whereby the Company has pledged certain equipment located at the Carlsbad, California location to satisfy the equipment leasing company’s requirements.   As of December 31, 2010, the Company had utilized $457,000 of this facility, which has been accounted for as a capital lease. As of December 31, 2010, $85,000 remained outstanding under this facility.

In October 2009, the Company entered into a $1,000,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having a 24 month term.  As of December 31, 2010, the Company had utilized $565,000 of this facility, which has been accounted for as a capital lease. As of December 31, 2010, $373,000 remained outstanding under this facility.

As of December 31, 2010 and 2009, property held under current capital leases was as follows:

	For the Years Ended December 31,
	2010	2009
Broadcast equipment	$1,023,000	$591,000
Other equipment	43,000	43,000
	1,066,000	634,000
Accumulated depreciation	(592,000)	(159,000)

Total	$474,000	$475,000

Total depreciation expense under capital leases was $433,000 and $148,000 for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, future minimum payments under all capital leases are as follows:

Years Ending December 31,	Lease Payment
2011	$412,000
2012	106,000
2013	5,000
Thereafter	-
Total minimum payments	523,000
Less amounts representing interest	(42,000)
Present value of net minimum payments	481,000
Less current portion	(376,000)
Long-term capital lease obligations	$105,000

Purchase Commitments

The Company had a commitment, under a long-term agreement, to purchase equipment from a vendor.  Under the original terms of the agreement, the Company was obligated to purchase $835,000 and $76,000 of equipment in 2008 and 2009, respectively, after the Company’s acceptance of certain milestones. Issues arose under the terms of the agreement, which still remain unresolved as of December 31, 2010.  In early 2008, the Company informed the vendor that numerous defects existed with the equipment.  The vendor failed to remedy the defects in a timely manner and the Company was forced to purchase equipment from a different manufacturer.  Due to the vendor's failure to cure the defects in accordance with the provisions in the agreement, the Company does not believe the required milestones were met.

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

14.  Contingencies

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

During the quarter ended March 31, 2009, the Company settled a long on-going sales tax evaluation with the state of Texas.  The Company and the State of Texas executed an Audit Resolution Agreement and Joint Motion to Dismiss pursuant to which the Company will pay the state approximately $450,000 over a two year period.  As part of those agreements, both parties agreed to waive all rights to any redetermination or refund hearings.  In February 2009, the Company began collecting and remitting sales tax in the state of Texas in accordance with the state tax statutes.  As of December 31, 2010 and 2009, $128,000 and $334,000, respectively, was due to the State of Texas under this settlement agreement.

The Company is involved in ongoing sales tax inquiries, including certain formal assessments which total $705,000, with other states and provinces.  As a result of those inquiries and the Texas liability discussed above, the Company recorded a total liability of $746,000 and $847,000 as of December 31, 2010 and December 31, 2009, respectively, and is reported in sales taxes payable in the accompanying consolidated balance sheets.  Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood that it will be forced to pay all or part of these assessments with other states as reasonably possible.

15.  Retirement Savings Plan

In 1994 the Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allowed employees who have completed at least one month of service and have reached age 18 to defer up to 50% of their pay on a pre-tax basis. Effective April 1, 2007, the Company began to match 50% of the first 6% of employee contributions up to a maximum of $2,000 per employee. However, after March 31, 2009, the Company discontinued the employer contribution.  For the year ended December 31, 2009, the Company contributed $41,000.  There were no employer contributions for the year ended December 31, 2010.

16.  Related Parties

In June 2010, Christopher George became the Company’s Chief Information Officer.  Prior to this date, the Company received consulting services and purchased hardware and software from a company that Mr. George co-founded.  Although the Company ceased receiving consulting services upon Mr. George’s employment with the Company, it continues to purchase hardware and software when economically advantageous to the Company.  During the years ended December 31, 2010 and 2009, the Company paid approximately $333,000 and $227,000, respectively, to this vendor.  As of December 31, 2009, approximately $39,000 was due to this vendor and was reflected in accounts payable and accrued expenses on the accompanying balance sheet.  There were no amounts due to this vendor as of December 31, 2010.

17.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income is the combination of accumulated net unrealized gains or losses on investments available-for-sale and the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted average exchange rates for the reporting period.

The carrying value of the Company’s Australian investment, eBet, has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive income. As of December 31, 2010 and 2009, the components of accumulated other comprehensive income were as follows:

	December 31,
	2010	2009
Unrealized gain on investment available-for-sale	$20,000	$16,000
Foreign currency translation adjustment	762,000	683,000
Ending balance	$782,000	$699,000

18.  Geographical Information

Geographic breakdown of the Company’s revenue for the last two fiscal years were as follows:

	For the years ended December 31,
	2010	2009
United States	$22,904,000	$23,289,000
Canada	2,405,000	2,525,000
Total revenue	$25,309,000	$25,814,000

Geographic breakdown of the Company’s long-term tangible assets for the last two fiscal years were as follows:

	As of December 31,
	2010	2009
United States	$3,529,000	$3,588,000
Canada	109,000	221,000
Total assets	$3,638,000	$3,809,000

19.  Selected Quarterly Financial Information (Unaudited) (amounts in thousands, except per share data)

The following table presents selected unaudited financial results for each of the eight quarters during the two year period ended December 31, 2010. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair statement of the financial information for the periods presented.

For the three months ended
Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Total 2010 (1)
Total revenue	$6,271	$6,191	$6,505	$6,342	$25,309
Operating (loss) income	(359)	(407)	155	286	(325)
(Loss) income before income taxes	(353)	(470)	139	326	(358)
Net (loss) income	(389)	(457)	124	322	(400)

Per share amounts:
Net (loss) income per common share - basic	$(0.01)	$(0.01)	$0.00	$0.01	$(0.01)

Net (loss) income per common share - diluted	$(0.01)	$(0.01)	$0.00	$0.01	$(0.01)

Weighted average shares outstanding - basic	59,900	60,188	60,209	60,248	60,134

Weighted average shares outstanding - diluted	59,900	60,188	60,849	60,746	60,134

	For the three months ended
	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009	Total 2009 (1)
Total revenue	$6,196	$6,285	$6,717	$6,616	$25,814
Opeating loss	(265)	(311)	(916)	(104)	(1,596)
Loss before income taxes	(224)	(300)	(777)	(105)	(1,406)
Net loss	(255)	(282)	(768)	(196)	(1,501)

Per share amounts:
Net loss	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Weighted average shares outstanding- basic and diluted	55,224	57,762	59,845	59,850	58,188

(1)	The sum of the four quarters may not necessarily agree to the year total due to rounding within a quarter.

20.  Subsequent Event

In February 2011, the Company entered into a new operating lease to occupy approximately 28,000 square feet of office space for its headquarters in Carlsbad, California.  The lease will commence on June 1, 2011 and expire on October 31, 2018.  Under the terms of the lease, the Company has the option to extend the lease for an additional five years.  The expected annual lease expense for this new lease is included in the estimated aggregate lease expense under operating leases in Note 13.

The Company’s existing lease for the facility its headquarters currently occupies will expire in June 2011.

SCHEDULE II

NTN BUZZTIME, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010 and 2009

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expense	Deductions (a)	Balance at End of Period
2010	$321,000	191,000	(292,000)	$220,000
2009	$298,000	227,000	(204,000)	$321,000

(a)	Reflects trade accounts receivable written off during the year, net of amounts recovered.

See accompanying report of independent registered public accounting firm.

 II-1