Form 10-Q
period 2011-03-31
NTN BUZZTIME INC
filed 2011-05-13
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 9, 2011 the registrant had outstanding 60,875,090 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
ITEM 1.	Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	March 31,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$4,033	$3,906
Accounts receivable, net of allowances of $194 and $220, respectively	499	549
Investments available-for-sale (Note 5)	158	184
Prepaid expenses and other current assets	824	588
Total current assets	5,514	5,227
Broadcast equipment and fixed assets, net	3,622	3,638
Software development costs, net of accumulated amortization of $1,682 and $1,591, respectively	1,131	1,094
Deferred costs	975	839
Goodwill (Note 3)	1,296	1,261
Intangible assets, net (Note 3)	928	1,025
Other assets	88	41
Total assets	$13,554	$13,125

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,412	$874
Accrued compensation	1,043	628
Sales taxes payable	792	856
Income taxes payable	4	8
Obligations under capital lease - current portion	322	376
Deferred revenue	597	520
Other current liabilities	65	74
Total current liabilities	4,235	3,336
Obligations under capital leases, excluding current portion	82	105
Deferred revenue, excluding current portion	141	124
Other liabilities	60	99
Total liabilities	4,518	3,664
Commitments and contingencies (Note 8)
Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000 shares authorized; 161 shares issued and outstanding at March 31, 2011 and December 31, 2010	1	1
Common stock, $.005 par value, 84,000 shares authorized; 60,875 and 60,751 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	304	304
Treasury stock, at cost, 503 shares at March 31, 2011 and December 31, 2010	(456)	(456)
Additional paid-in capital	116,219	116,114
Accumulated deficit	(107,843)	(107,284)
Accumulated other comprehensive income (Note 9)	811	782
Total shareholders' equity	9,036	9,461
Total shareholders' equity and liabilities	$13,554	$13,125

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended March 31,
	2011	2010

Revenues	$6,001	$6,271
Operating expenses:
Direct operating costs (includes depreciation and amortization of $648 and $608, respectively)	1,524	1,540
Selling, general and administrative	4,832	4,918
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	165	172
Total operating expenses	6,521	6,630
Operating loss	(520)	(359)
Other (expense) income, net	(28)	6
Loss before income taxes	(548)	(353)
Provision for income taxes	(11)	(36)
Net loss	$(559)	$(389)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	60,372	59,900

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2011	2010
Cash flows provided by operating activities:
Net loss	$(559)	$(389)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	813	780
Provision for doubtful accounts	(16)	94
Gain on contract termination	-	(11)
Stock-based compensation	71	60
Loss from disposition of equipment and capitalized software	18	2
Changes in assets and liabilities:
Accounts receivable	68	(488)
Prepaid expenses and other assets	(283)	77
Accounts payable and accrued expenses	838	8
Income taxes payable	(4)	50
Deferred costs	(135)	115
Deferred revenue	93	(142)
Net cash provided by operating activities	904	156
Cash flows used in investing activities:
Capital expenditures	(482)	(302)
Software development expenditures	(200)	(314)
Trademark license	-	(35)
Net cash used in investing activities	(682)	(651)
Cash flows used in financing activities:
Principal payments on capital lease	(130)	(83)
Proceeds from exercise of stock options	34	56
Net cash used in financing activities	(96)	(27)
Net increase (decrease) in cash and cash equivalents	126	(522)
Effect of exchange rate on cash	1	(10)
Cash and cash equivalents at beginning of period	3,906	3,637
Cash and cash equivalents at end of period	$4,033	$3,105

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14	$27
Income taxes	$18	$18
Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding loss on investments available-for-sale	$(26)	$(11)
Equipment acquired under capital lease	$52	$254

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

The Company has been in the business of social interactive entertainment for over 25 years.  Its primary source of revenue is the Buzztime Network, which focuses on the distribution of the Company’s interactive promotional television game network programming, primarily to almost 3,900 hospitality venues such as restaurants and bars throughout North America.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  The accompanying condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2011, or any other period.

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar.  The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of our foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. During the quarter ended March 31, 2011, the Company modified certain aspects of its intercompany relationship with the Canadian subsidiary.  Consequently, certain gains and losses that were previously recorded as a separate component of shareholders’ equity must now be recorded in the Company’s results of operations. For the three months ended March 31, 2011 and 2010, the Company recorded $9,000 in foreign currency losses and $23,000 in foreign currency gains, respectively, due to settlements of intercompany transactions and re-measurement of intercompany balances with our Canadian subsidiary as well as other non-functional currency denominated transactions, which are included in other (expense) income, net in the accompanying statements of operations.

Reclassifications

The Company reclassified the condensed consolidated statement of operations for the period ended March 31, 2010 to conform to the 2011 presentation.

(2)         BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 9,540,000 and 7,981,000 shares of the Company’s common stock as of March 31, 2011 and 2010, respectively, were excluded from the computations of diluted net loss per common share as their effect was anti-dilutive.

(3)         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada.  The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2010 and determined that there were no indications of impairment at that time.  The Company considered the need to perform an additional test of goodwill of its Canadian business as of March 31, 2011, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2010 valuation.

Other Intangible Assets

The Company has intangible assets comprised predominantly of unpatented technology and customer relationships from asset acquisitions during 2009, developed technology, trivia databases and trademarks.  All intangible assets are amortized on a straight line basis.  The useful lives of the assets reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized.  Amortization expense relating to all intangible assets totaled $101,000 and $123,000 for the three months ended March 31, 2011 and 2010, respectively.

(4)         SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain of its software products in accordance with ASC No. 350.  Amortization expense relating to capitalized software development costs totaled $149,000 and $121,000 for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and December 31, 2010, approximately $187,000 and $331,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three months ended March 31, 2011, and determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment loss of $14,000 was recognized for the three months ended March 31, 2011 and is included in selling, general and administrative expenses.  There was no impairment loss recognized for the three months ended March 31, 2010.

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

The Company holds one investment available-for-sale asset, which is comprised of 2,518,000 shares of its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s holding in eBet represents less than 1% of eBet’s  current outstanding shares.  The value of the investment decreased $26,000 and $11,000 for the three months ended March 31, 2011 and 2010, respectively.  Based on the closing market price at March 31, 2011, the value of the investment was approximately $158,000.  The unrealized gains and losses of this investment are recorded in accumulated other comprehensive income in the Company’s consolidated balance sheet (see Note 9).  As of March 31, 2011, the cumulative loss of the eBet investment was $6,000.  The Company has reviewed the eBet investment in accordance with ASC No. 320, Investments – Debt and Equity Securities, to determine if the loss is more than temporary in nature.  Management has determined that the loss is temporary based on the fact that the investment appreciated in value in several quarters during the last two years.  The Company will continue to monitor this investment for any decline in value that could be deemed other-than-temporary ultimately resulting in future impairments.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

The fair value of the Company’s investment in eBet Limited is determined based on quoted market prices, which is a Level 1 classification. The Company records the investment on the balance sheet at fair value with changes in fair value recorded as a component of accumulated other comprehensive income in the consolidated balance sheet (see Note 9).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill written down to fair value when determined to be impaired, assets and liabilities related to business combinations during 2009, and long-lived assets including capitalized software that are written down to fair value when they are held for sale or determined to be impaired.  The valuation methods for goodwill, assets and liabilities resulting from business combinations, and long-lived assets involve assumptions concerning interest and discount rates, growth projections, and/or other assumptions of future business conditions.  As all of the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the valuation hierarchy.

(7)         STOCK-BASED COMPENSATION

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

The following weighted-average assumptions were used for grants issued during the three months ended March 31, 2011 under the ASC No. 718 requirements.  There were no grants issued during the three months ended March 31, 2010.

Three months ended
March 31, 2011
Weighted-average risk-free rate	1.69%
Weighted-average volatility	97.22%
Dividend yield	0.00%
Expected life	4.45 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees for the three months ended March 31, 2011 and 2010 was $71,000 and $60,000, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.

(8)         COMMITMENTS AND CONTINGENCIES

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

The Company is involved in ongoing sales tax inquiries, including certain formal assessments which total $705,000, with certain states and provinces.  As a result of those inquiries, the Company recorded a total liability of $717,000 and $746,000 as of March 31, 2011 and December 31, 2010, respectively, which is included in the sales taxes payable balance in the condensed consolidated balance sheets.  Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments with other states.

(9)         ACCUMULATED OTHER COMPREHENSIVE INCOME

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

The carrying value of the Company’s Australian investment, eBet, has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive income. As of March 31, 2011 and December 31, 2010, the components of accumulated other comprehensive income are as follows:

	March 31, 2011	December 31, 2010
Unrealized (loss) gain on investment available-for-sale	$(6,000)	$20,000
Foreign currency translation adjustment	817,000	762,000
Ending balance	$811,000	$782,000

(10)       RECENT ACCOUNTING PRONOUNCEMENTS

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

The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which is the Company’s 2011 fiscal year.  The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an accounting standards update to ASC No. 985, Software.  The purpose of this update is to change the accounting model for revenue arrangements that include both tangible products and software elements.  Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605.  In addition, this update requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance.  In addition, the update provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software.  The amendments in this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which is the Company’s 2011 fiscal year.  The adoption of this amendment did not have a material impact on its consolidated financial statements.

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

In addition, the updated guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. This guidance is effective for fiscal years beginning after December 15, 2010, which is the Company’s 2011 fiscal year. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued an accounting standards update to ASC Topic No. 718, Compensation – Stock Compensation.  ASC No. 718 stipulates that a share-based payment award that contains a condition that is not a market, performance, or a service condition is required to be classified as a liability.  This update clarifies that when an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s securities trades differs from the functional currency of the employer entity or payroll currency of the employee, such award should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity.  The amendments in this update are effective for fiscal years beginning on or after December 15, 2010, which is the Company’s 2011 fiscal year.  The amendments in this update are applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment is calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied and is presented separately.  The adoption of this amendment did not have a material impact on its consolidated financial statements.

In December 2010, the FASB issued an amendment to ASC No. 350, Intangibles – Goodwill and Other, to clarify when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Prior to this amendment, continuation to Step 2 was not required if the carrying amount of the reporting unit exceeded the fair value. However, in cases where the carrying amount was zero or negative, the fair value most likely was greater. This amendment requires that the evaluation must still continue to Step 2, given a fair value greater than the carrying amount, if it is more likely than not that a goodwill impairment exists. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which is the Company’s 2011 fiscal year. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

(11)       CONCENTRATIONS OF RISK

Significant Customers

Buffalo Wild Wings together with its franchisees is a significant customer of the Company.  For the three months ended March 31, 2011 and 2010, the Company generated approximately 21% and 18%, respectively, of total revenue from this national chain. As of March 31, 2011 and December 31, 2010, approximately $84,000 and $100,000, respectively, was included in accounts receivable from this customer.

Single Source Playmaker Supplier

The Company currently purchases its Playmakers from an unaffiliated Taiwanese manufacturer subject to the terms of a supply agreement dated April 23, 2007 with a term that automatically renews for one year periods.  The Company currently does not have an alternative source for its playmaker devices.  Management believes other manufacturers could be identified to produce the Playmakers on comparable terms.  A change in manufacturers, however, could cause delays in supply and may have an adverse effect on the Company’s operations.  As of March 31, 2011 and December 31, 2010, approximately $223,000 and $127,000, respectively, were included in accounts payable or accrued expenses for this supplier.

(12)       GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended March 31,
	2011	2010
United States	$5,456,000	$5,624,000
Canada	545,000	647,000
Total revenue	$6,001,000	$6,271,000

Geographic breakdown of the Company’s long-term tangible assets as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
United States	$3,535,000	$3,529,000
Canada	87,000	109,000
Total assets	$3,622,000	$3,638,000

(13)         REVERSE/FORWARD STOCK SPLIT

Subject to shareholder approval at the Company’s 2011 Annual Meeting of Stockholders, the Board of Directors has approved an amendment to the Company's Restated Certificate of Incorporation that would effect, first, a reverse stock split (the “Reverse Split”) of the Company’s common stock in the ratio of 1-for-100 and, then, immediately following the Reverse Split, a forward stock split (the “Forward Split”) of the Company’s common stock in the ratio of 10-for-1. Together, the Reverse Split and the Forward Split may be referred to as the “Reverse/Forward Split.”  The Board will have authority, if this proposal is approved, to give effect to the Reverse/Forward Split any time before June 30, 2011 or, alternatively, to abandon the Reverse/Forward Split. No additional stockholder action would be required for the Company to give effect to the Reverse/Forward Split.

For those shareholders who hold fewer than 100 shares of the Company’s common stock as of immediately prior to the Reverse Split, the shareholder will receive a cash payment equal to the average daily closing price per share of the common stock on the NYSE Amex for the five trading days immediately before and including the effective date of the Reverse/Forward Split, without interest.

The Board expects that the Reverse/Forward Split will result in an increase to the per share market price of the Company’s common stock, reduce administrative costs associated with fewer shareholders and provide liquidity for shareholders with smaller ownership positions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, reduction in cash usage, reliance on cash on hand and cash from operations, capital needs, capital expenditures, industry trends and financial position of NTN Buzztime, Inc. and its subsidiaries. Forward-looking statements are based on information currently available to us and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that may be difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the section entitled “Risk Factors,” and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other reports we file with the Securities and Exchange Commission from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Our trademarks, trade names and service marks referenced herein include Buzztime, IWN, iTV Network, iSports, Playmakers and i-am TV. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

OVERVIEW

We have been in the business of social interactive entertainment for over 25 years.  Our primary source of revenue is our Buzztime Network, which focuses on the distribution of our interactive promotional television game network programming, primarily to almost 3,900 hospitality venues such as restaurants and bars throughout North America.

The out-of-home Buzztime Network has maintained a unique position in the hospitality industry for over 25 years as a promotional platform providing interactive entertainment to patrons in restaurants and bars (hospitality venues). Approximately 98% of our current consolidated revenues are derived from recurring service fees from hospitality venues (Network subscribers) that subscribe to our Buzztime Network.

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

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of March 31, 2011, we had 3,630 United States Network subscribers and 258 Canadian subscribers. Approximately 31% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, Hooters, TGI Friday’s and Old Chicago.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2011 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

We generated a net loss of $559,000 for the three months ended March 31, 2011 compared to net loss of $389,000 for the three months ended March 31, 2010.

Revenue

Revenue decreased $270,000, or 4%, to $6,001,000 for the three months ended March 31, 2011 from $6,271,000 for the three months ended March 31, 2010 due to a decrease in subscription revenue related to lower site count and lower average revenue generated per site as well as a decrease in licensing revenue, offset by an increase in advertising revenue of $37,000.  Comparative site count information for Buzztime iTV Network is as follows:

	Network Subscribers as of March 31,
	2011	2010
United States	3,630	3,718
Canada	258	323
Total	3,888	4,041

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
Revenues	$6,001,000	$6,271,000
Direct Costs	1,524,000	1,540,000
Gross Margin	$4,477,000	$4,731,000

Gross Margin Percentage	75%	75%

Gross margin as a percentage of revenue remained flat at 75% for the three months ended March 31, 2011 when compared to the same period in 2010. Direct costs decreased $16,000, or 1%, from $1,540,000 for the three months ended March 31, 2010 as compared to $1,524,000 for the same period in 2011.  The decrease in direct costs was primarily due to a decrease in service provider fees of $95,000 due primarily to fewer service calls during the three months ended March 31, 2011 compared to the same period in 2010.  These decreases were offset by increased depreciation and amortization expense of $40,000 resulting from increased equipment purchases, increased freight expense of $21,000 due to higher fuel surcharges and an increase of $18,000 in other miscellaneous expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $86,000, or 2%, to $4,832,000 for the three months ended March 31, 2011 from $4,918,000 for the same period in 2010.  The decrease in selling, general and administrative expenses was primarily due to reduced professional fees of $136,000 due to decreased consulting and legal expense; lower bad debt expense of $110,000 resulting from improved collection efforts; decreased travel expense of $43,000; decreased sales and marketing expenses of $29,000 and decreased miscellaneous expenses of $64,000. These decreases were offset by increased payroll and related expense of $296,000 due to severance expense as well as relocation expense for a new officer.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $7,000 to $165,000 for the three months ended March 31, 2011 from $172,000 for the same period in 2010 primarily due to fully amortizing certain assets in prior periods.

Other (Expense) Income, Net

Other (expense) income, net increased in expense by $34,000 to $28,000 of expense for the three months ended March 31, 2011 from $6,000 of other income for the same period in 2010. The majority of this increase in expense is due to foreign currency exchange losses of $9,000 related to transactions with our Canadian customers during the three months ended March 31, 2011 compared to gain of $23,000 for the same period in 2010.

Income Taxes

We expect to incur federal alternative minimum tax, or AMT, and minimum state income tax liability in 2011 related to our U.S. operations.  We also expect to pay income taxes in Canada due to the profitability of NTN Canada.  For the three months ended March 31, 2011 and 2010, we recorded a net tax provision of $11,000 and $36,000, respectively.  We have established a full valuation allowance for substantially all deferred tax assets, including our Net Operating Loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the three months ended March 31,
	2011	2010
Net loss per GAAP	$(559,000)	$(389,000)
Interest expense, net	16,000	27,000
Depreciation and amortization	813,000	780,000
Income taxes	11,000	36,000
EBITDA	$281,000	$454,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had cash and cash equivalents of $4,033,000 compared to cash and cash equivalents of $3,906,000 as of December 31, 2010.  We believe existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for at least the next 12 months. We have no debt obligations other than capital leases.  It is our intention to continue entering into capital lease facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of March 31, 2011, we had working capital (current assets in excess of current liabilities) of $1,279,000 compared to $1,891,000 as of December 31, 2010.  The following table shows our change in working capital from December 31, 2010 to March 31, 2011:

Increase (Decrease)
Working capital as of December 31, 2010	$1,891,000
Changes in current assets:
Cash and cash equivalents	127,000
Accounts receivable, net of allowance	(50,000)
Investment available-for-sale	(26,000)
Prepaid expenses and other current assets	236,000
Total current assets	287,000
Changes in current liabilities:
Accounts payable and accrued liabilities	538,000
Accrued compensation	415,000
Sales taxes payable	(64,000)
Income taxes payable	(4,000)
Obligations under capital lease - current portion	(54,000)
Deferred revenue	77,000
Other current liabilities	(9,000)
Total current liabilities	899,000
Net change in working capital	(612,000)
Working capital as of March 31, 2011	$1,279,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$904,000	$156,000
Investing activities	(682,000)	(651,000)
Financing activities	(96,000)	(27,000)
Effect of exchange rates	1,000	(10,000)
Net increase (decrease) in cash and cash equivalents	$127,000	$(532,000)

Net cash provided by operating activities.  We are dependent on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $904,000 for the three months ended March 31, 2011 compared to net cash generated from operating activities of $156,000 for the same period in 2010. The $748,000 increase in cash provided by operations was primarily due to a decrease in net loss of $209,000, after giving effect to adjustments made for non-cash transactions, and an increase of $957,000 in cash provided by operating assets and liabilities during the three months ended March 31, 2011 compared to the same period in 2010.

Our largest use of cash is payroll and related costs. Cash used related to payroll decreased $456,000 to $1,847,000 for the three months ended March 31, 2011 from $2,303,000 during the same period in 2010. This decrease was primarily the result of the payout of bonuses during the first quarter of 2010, which did not occur in the same period of 2011.  Our primary source of cash is cash we generate from customers. Cash received from customers increased $321,000 to $6,299,000 for the three months ended March 31, 2011 from $5,978,000 during the same period in 2010.

Net cash used in investing activities.  We used $682,000 in cash for investing activities for the three months ended March 31, 2011 compared to $651,000 used in cash for investing activities during the same period in 2010. The $31,000 increase in cash used in investing activities was primarily due to an increase in capital expenditures of $180,000, offset by decreases of $114,000 in cash used for software development initiatives and $35,000 related to a trademark license.

Net cash used in financing activities.  Net cash used in financing activities increased $69,000 to $96,000 for the three months ended March 31, 2011 compared to net cash used in financing activities of $27,000 for the same period in 2010. The increase in cash used in financing activities was due to a $47,000 increase in principal payments on capital leases, offset by a $22,000 increase in proceeds received from the exercise of stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 10 of the condensed consolidated financial statements, “Recent Accounting Pronouncements.”

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

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock.  If any of the risks described in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.  As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our annual report other than the following:

Relocation of our central office could result in an interruption to our business.

We plan on relocating our central office during the second quarter.  If unforeseen circumstances occur during the relocation process, we may experience an interruption to our business including a delay in getting our call center operational, which could negatively impact customer satisfaction.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (2)

3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (3)

3.3	Bylaws of the Company, as amended (4)

10.1*	Employment offer letter, dated February 28, 2011, by and between the Company and Peter Tony Duckett (1)

10.2*	Amendment One to the Amended and Restated Employment Agreement, dated March 21, 2011, by and between the Company and Michael Bush (1)

10.3*	NTN Buzztime, Inc. Corporate Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2011 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

*	Management Contract or Compensatory Plan

#
These exhibits are being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(1)	Filed herewith

(2)	Previously filed as an exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.

(4)	Previously filed as an exhibit to the registrant’s report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May 13, 2011	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)