Form 10-Q
period 2011-06-30
NTN BUZZTIME INC
filed 2011-08-12
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission file number 001-11460

NTN Buzztime, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

2231 RUTHERFORD ROAD, CARLSBAD, CALIFORNIA	92008
(Address of principal executive offices)	(Zip Code)

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

As of August 5, 2011 the registrant had outstanding 60,891,534 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
ITEM 1.                      Financial Statements.
NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,085	$3,906
Accounts receivable, net of allowances of $161 and $220, respectively	475	549
Investments available-for-sale (Note 5)	45	184
Prepaid expenses and other current assets	535	588
Total current assets	4,140	5,227
Broadcast equipment and fixed assets, net	4,319	3,638
Software development costs, net of accumulated amortization of $1,602 and $1,591, respectively	1,115	1,094
Deferred costs	1,093	839
Goodwill (Note 3)	1,291	1,261
Intangible assets, net (Note 3)	827	1,025
Other assets	89	41
Total assets	$12,874	$13,125

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,556	$874
Accrued compensation	729	628
Sales taxes payable	758	856
Income taxes payable	-	8
Obligations under capital lease - current portion	291	376
Deferred revenue	567	520
Other current liabilities	19	74
Total current liabilities	3,920	3,336
Obligations under capital leases, excluding current portion	74	105
Deferred revenue, excluding current portion	160	124
Deferred rent	568	-
Other liabilities	31	99
Total liabilities	4,753	3,664
Commitments and contingencies (Note 8)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000 shares authorized; 161 shares issued and outstanding at June 30, 2011 and December 31, 2010	1	1
Common stock, $.005 par value, 84,000 shares authorized; 60,892 and 60,751 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	304	304
Treasury stock, at cost, 503 shares at June 30, 2011 and December 31, 2010	(456)	(456)
Additional paid-in capital	116,310	116,114
Accumulated deficit	(108,835)	(107,284)
Accumulated other comprehensive income (Note 9)	797	782
Total shareholders' equity	8,121	9,461
Total shareholders' equity and liabilities	$12,874	$13,125

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues	$5,893	$6,191	$11,894	$12,462
Operating expenses:
Direct operating costs (includes depreciation and amortization of $611 and $646 for the three months ended June 30, 2011 and 2010, respectively, and $1,259 and $1,254 for the six months ended June 30, 2011 and 2010, respectively)	1,408	1,527	2,932	3,067
Selling, general and administrative	5,374	4,898	10,206	9,816
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	164	173	329	345
Total operating expenses	6,946	6,598	13,467	13,228
Operating loss	(1,053)	(407)	(1,573)	(766)
Other income (expense), net	69	(63)	41	(57)
Loss before income taxes	(984)	(470)	(1,532)	(823)
(Provision) benefit for income taxes	-	13	(11)	(23)
Net loss	$(984)	$(457)	$(1,543)	$(846)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.01)

Weighted average shares outstanding - basic and diluted	60,388	60,188	60,387	60,045

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2011	2010
Cash flows provided by operating activities:
Net loss	$(1,543)	$(846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,588	1,599
Provision for doubtful accounts	(16)	158
Gain on contract termination	-	(11)
Stock-based compensation	154	156
Loss on sales of securities available-for-sale	18	-
Loss from disposition of equipment and capitalized software	142	173
Changes in assets and liabilities:
Accounts receivable	93	(99)
Prepaid expenses and other assets	6	27
Accounts payable and accrued expenses	560	(364)
Income taxes payable	(11)	5
Deferred costs	(253)	153
Deferred revenue	82	(83)
Deferred rent	(1)	-
Net cash provided by operating activities	819	868
Cash flows used in investing activities:
Capital expenditures	(1,062)	(535)
Software development expenditures	(458)	(520)
Proceeds from sales on securities available-for-sale	90	-
Trademark license	-	(35)
Net cash used in investing activities	(1,430)	(1,090)
Cash flows used in financing activities:
Principal payments on capital lease	(241)	(190)
Proceeds from exercise of stock options	34	56
Net cash used in financing activities	(207)	(134)
Net decrease in cash and cash equivalents	(818)	(356)
Effect of exchange rate on cash	(3)	(13)
Cash and cash equivalents at beginning of period	3,906	3,637
Cash and cash equivalents at end of period	$3,085	$3,268

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28	$50
Income taxes	$25	$18
Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding loss on investments available-for-sale	$31	$18
Equipment acquired under capital lease	$125	$310
Issuance of common stock in lieu of payment of preferred dividends	$8	$8
Lease incentive paid by landlord	$569	$-

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

The Company has been in the business of social interactive entertainment for over 25 years.  Its primary source of revenue is the Buzztime Network, which focuses on the distribution of the Company’s interactive promotional television game network programming, primarily to over 3,900 hospitality venues such as restaurants and bars throughout North America.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  The accompanying condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2011, or any other period.

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar.  The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of our foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. During the quarter ended March 31, 2011, the Company modified certain aspects of its intercompany relationship with the Canadian subsidiary.  Consequently, certain gains and losses that were previously recorded as a separate component of shareholders’ equity must now be recorded in the Company’s results of operations. The Company recorded $26,000 and $32,000 in foreign currency losses for the three months ended June 30, 2011 and 2010, respectively, and $35,000 and $8,000 in foreign currency losses for the six months ended June 30, 2011 and 2010, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with our Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income (expense), net in the accompanying statements of operations.

(2)         BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 10,032,000 and 9,619,000 shares of the Company’s common stock as of June 30, 2011 and 2010, respectively, were excluded from the computations of diluted net loss per common share as their effect was anti-dilutive.

(3)         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada.  The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2010 and determined that there were no indications of impairment at that time.  The Company considered the need to perform an additional test of goodwill of its Canadian business as of June 30, 2011, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2010 valuation.

Other Intangible Assets

The Company has intangible assets comprised predominantly of unpatented technology and customer relationships from asset acquisitions during 2009, developed technology, trivia databases and trademarks.  All intangible assets are amortized on a straight line basis.  The useful lives of the assets reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized.  Amortization expense relating to all intangible assets totaled $101,000 and $105,000 for the three months ended June 30, 2011 and 2010, respectively, and $202,000 and $228,000 for the six months ended June 30, 2011 and 2010, respectively.

(4)         SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain of its software products in accordance with ASC No. 350, Intangibles – Goodwill and Other.  Amortization expense relating to capitalized software development costs totaled $151,000 and $144,000 for the three months ended June 30, 2011 and 2010, respectively, and $300,000 and $265,000 for the six months ended June 30, 2011 and 2010, respectively.  As of June 30, 2011 and December 31, 2010, approximately $347,000 and $331,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three and six months ended June 30, 2011, and determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment loss of $123,000 and $149,000 was recognized for the three months ended June 30, 2011 and 2010, respectively, and $137,000 and $149,000 for the six months ended June 30, 2011 and 2010, respectively.  Such impairment charges are included in selling, general and administrative expenses.

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

The Company held one investment available-for-sale asset, which was comprised of 2,518,260 shares of its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s holding in eBet represented less than 1% of eBet’s current outstanding shares.  During the three months ended June 30, 2011, the Company began selling its shares of eBet, and as of June 30, 2011, the Company had sold 1,672,605 shares for net proceeds of approximately US $90,000.  The Company recognized a loss on the sale of these shares of approximately $18,000 for the three months ended June 30, 2011, which is included in other income (expense), net. Based on the closing market price at June 30, 2011, the value of the remaining 845,655 shares was approximately $45,000.  The unrealized loss of the remaining investment was $11,000 at June 30, 2011 compared to an unrealized gain of $20,000 for the 2,518,260 shares at December 31, 2010.  The unrealized gains and losses of this investment are recorded in accumulated other comprehensive income in the Company’s consolidated balance sheets (see Note 9).  As of the filing of this Form 10-Q, the Company sold the remaining shares of its eBet investment.

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

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2011.

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

The following weighted-average assumptions were used for grants issued during the three and six months ended June 30, 2011 and 2010 under the ASC No. 718 requirements.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted-average risk-free rate	1.56%	1.70%	1.60%	1.70%
Weighted-average volatility	97.63%	93.66%	97.49%	93.66%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5.41 years	6.55 years	5.09 years	6.55 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees for the three months ended June 30, 2011 and 2010 was $83,000 and $96,000, respectively, and $154,000 and $156,000 for the six months ended June 30, 2011 and 2010, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted 603,000 and 2,495,400 stock options during the three months ended June 30, 2011 and 2010, respectively, and 909,500 and 2,495,400 stock options during the six months ended June 30, 2011 and 2010, respectively.

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

The Company is involved in ongoing sales tax inquiries, including certain formal assessments which total $705,000, with certain states and provinces.  As a result of those inquiries, the Company recorded a total liability of $687,000 and $746,000 as of June 30, 2011 and December 31, 2010, respectively, which is included in the sales taxes payable balance in the condensed consolidated balance sheets.  Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments with other states.

Lease Obligations

In June 2011, the Company’s lease for its corporate headquarters expired, and the Company moved to a new location.  As a result of vacating the premises, the Company has certain restoration obligations, the extent of which is currently being discussed with the landlord.  The estimated cost of such obligations is reflected in the Company’s accompanying consolidated financial statements, however, while not expected to be a material difference, the actual amount may differ from the estimate.

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

The carrying value of the Company’s Australian investment, eBet, has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive income. As of June 30, 2011 and December 31, 2010, the components of accumulated other comprehensive income are as follows:

	June 30, 2011	December 31, 2010
Unrealized (loss) gain on investment available-for-sale	$(11,000)	$20,000
Foreign currency translation adjustment	808,000	762,000
Ending balance	$797,000	$782,000

(10)         RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for the Company is January 1, 2012. The Company does not expect that adopting this update will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220). This update (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor does the update affect how earnings per share is calculated or presented. This update is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for the Company is January 1, 2012. As this update only requires enhanced disclosure, the Company does not expect that adopting this update will have a material impact on its consolidated financial statements.

(11)         CONCENTRATIONS OF RISK

Significant Customers

Buffalo Wild Wings together with its franchisees is a significant customer of the Company.  For the three months ended June 30, 2011 and 2010, the Company generated approximately 21% and 19%, respectively, of total revenue from this national chain. For the six months ended June 30, 2011 and 2010, the Company generated approximately 21% and 18%, respectively, of revenue from this chain.  As of June 30, 2011 and December 31, 2010, approximately $83,000 and $100,000, respectively, was included in accounts receivable from this customer.

Single Source Playmaker Supplier

The Company currently purchases its Playmakers from an unaffiliated Taiwanese manufacturer subject to the terms of a supply agreement dated April 23, 2007 with a term that automatically renews for one year periods.  The Company currently does not have an alternative source for its playmaker devices.  Management believes other manufacturers could be identified to produce the Playmakers on comparable terms.  A change in manufacturers, however, could cause delays in supply and may have an adverse effect on the Company’s operations.  As of June 30, 2011 and December 31, 2010, approximately $173,000 and $127,000, respectively, were included in accounts payable or accrued expenses for this supplier.

(12)         GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
United States	$5,367,000	$5,593,000	$10,823,000	$11,217,000
Canada	526,000	598,000	1,071,000	1,245,000
Total revenue	$5,893,000	$6,191,000	$11,894,000	$12,462,000

Geographic breakdown of the Company’s long-term tangible assets as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
United States	$4,252,000	$3,529,000
Canada	67,000	109,000
Total assets	$4,319,000	$3,638,000

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, reduction in cash usage, reliance on cash on hand and cash from operations, capital needs, capital expenditures, industry trends and financial position of NTN Buzztime, Inc. and its subsidiaries. Forward-looking statements are based on information currently available to us and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that may be difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the section entitled “Risk Factors,” and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other reports we file with the Securities and Exchange Commission from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Our trademarks, trade names and service marks referenced herein include Buzztime, IWN, iTV Network, iSports, Playmakers and i-am TV. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

OVERVIEW

We have been in the business of social interactive entertainment for over 25 years.  Our primary source of revenue is our Buzztime Network, which focuses on the distribution of our interactive promotional television game network programming, primarily to over 3,900 hospitality venues such as restaurants and bars throughout North America.

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

The Buzztime Network distributes a wide variety of engaging interactive multi-player games, including trivia quiz shows, play-along sports programming and casino-style and casual games to our Network subscribers. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. In late 2009, we introduced a downloadable application available on the iPhone that enables patrons to use their iPhone in-venue instead of the Playmaker to play these Buzztime games.  In early 2011, we introduced a downloadable application now available on the Android phones, and we introduced a Buzztime trivia application for Facebook.  Regardless of the device used to play, Buzztime players can compete with other players within their hospitality venue and also against players in other Network subscriber venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of June 30, 2011, we had 3,657 United States Network subscribers and 247 Canadian subscribers. Approximately 31% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, Hooters, TGI Friday’s and Old Chicago.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2011 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

We generated a net loss of $984,000 for the three months ended June 30, 2011 compared to a net loss of $457,000 for the three months ended June 30, 2010.

Revenue

Revenue decreased $298,000, or 5%, to $5,893,000 for the three months ended June 30, 2011 from $6,191,000 for the three months ended June 30, 2010 due primarily to a decrease in subscription revenue related to lower site count and lower average revenue generated per site.  Comparative site count information for the Buzztime Network is as follows:

	Network Subscribers as of June 30,
	2011	2010
United States	3,657	3,695
Canada	247	314
Total	3,904	4,009

Direct Costs and Gross Margin

The following table compares direct costs and gross margin for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011	2010
Revenues	$5,893,000	$6,191,000
Direct Costs	1,408,000	1,527,000
Gross Margin	$4,485,000	$4,664,000

Gross Margin Percentage	76%	75%

Gross margin as a percentage of revenue increased to 76% for the three months ended June 30, 2011 from 75% for the three months ended June 30, 2010. Direct costs decreased $119,000, or 8%, to $1,408,000 for the three months ended June 30, 2011 from $1,527,000 for the three months ended June 30, 2010.  The decrease in direct costs was primarily due to a decrease in service provider fees of $118,000 primarily due to fewer service calls during the three months ended June 30, 2011 compared to the same period in 2010, and a decrease in direct depreciation and amortization expense of $36,000 due to assets becoming fully depreciated.  These decreases were offset by increased freight expense of $22,000 due to higher fuel surcharges and an increase of $13,000 in other miscellaneous expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $476,000, or 9.7%, to $5,374,000 for the three months ended June 30, 2011 from $4,898,000 for the same period in 2010.  The increase in selling, general and administrative expenses was due to increased payroll and related expense of $169,000 primarily due to merit increases as well as increased incentive compensation, payroll taxes and recruiting expense; increased consulting expense  of $167,000 primarily related to new playmaker development efforts; expenses incurred in connection with our corporate and warehouse relocations of $181,000 and other miscellaneous increases of $23,000.  These increases were offset by lower bad debt expense of $64,000 resulting from improved collection efforts.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $9,000 to $164,000 for the three months ended June 30, 2011 from $173,000 for the same period in 2010 primarily due to fully amortizing certain assets in prior periods.

Other Income (Expense), Net

Other income (expense), net increased in income by $132,000 to $69,000 of other income for the three months ended June 30, 2011 from $63,000 of other expense for the same period in 2010. The majority of this increase in other income is due to a $59,000 reduction of an earnout liability related to an asset acquisition that we completed in 2009 and a $49,000 sales tax refund that we are due as a result of having over paid sales tax, offset by a reduction of income related to an insurance settlement of $17,000 recognized in 2010.  Additionally, we recognized $15,000 less in interest expense due to reduced capital lease obligations, $20,000 less in loss on disposal of assets and $6,000 less in foreign currency exchanges losses related to our foreign operations for the three months ended June 30, 2011 when compared to the same period in 2010.

Income Taxes

We expect to incur state income tax liability in 2011 related to our U.S. operations.  We also expect to pay income taxes in Canada due to the profitability of NTN Canada.  For the three months ended June 30, 2010, we recorded a net tax provision of $13,000.  It was not necessary to record a tax provision during the three months ended June 30, 2011. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011	2010
Net loss per GAAP	$(984,000)	$(457,000)
Interest expense, net	12,000	28,000
Depreciation and amortization	775,000	819,000
Income taxes	-	(13,000)
EBITDA	$(197,000)	$377,000

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

We generated a net loss of $1,543,000 for the six months ended June 30, 2011 compared to net loss of $846,000 for the six months ended June 30, 2010.

Revenue

Revenue decreased $568,000, or 5%, to $11,894,000 for the six months ended June 30, 2011 from $12,462,000 for the six months ended June 30, 2010 due primarily to a decrease in subscription revenue related to lower site count and lower average revenue generated per site, offset by an increase in advertising revenue of $38,000.

Direct Costs and Gross Margin

The following table compares direct costs and gross margin for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011	2010
Revenues	$11,894,000	$12,462,000
Direct Costs	2,932,000	3,067,000
Gross Margin	$8,962,000	$9,395,000

Gross Margin Percentage	75%	75%

Gross margin as a percentage of revenue remained flat at 75% for the six months ended June 30, 2011 and 2010. Direct costs decreased $135,000, or 4%, to $2,932,000 for the six months ended June 30, 2011 from $3,067,000 for the six months ended June 30, 2010.  The decrease in direct costs was primarily attributable to a decrease in service provider fees of $212,000 primarily due to fewer service calls during the six months ended June 30, 2011 compared to the same period in 2010.  This decrease was offset by increased freight expense of $44,000 due to higher fuel surcharges and an increase of $33,000 in other miscellaneous expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $390,000, or 4%, to $10,206,000 for the six months ended June 30, 2011 from $9,816,000 for the same period in 2010.  The increase in selling, general and administrative expenses was due to increased payroll and related expense of $465,000 primarily due to merit increases as well as increased severance expense, increased recruiting and relocation expense for executive officers and increased incentive compensation.  Additionally, we recognized $194,000 of moving expenses in connection with our corporate and warehouse relocations during the six months ended June 30, 2011. These increases were offset by lower bad debt expense of $174,000 resulting from improved collection efforts; lower travel and entertainment expense of $29,000; a reduction in occupancy expense of $25,000 due to lower rent and telephone costs; a decrease in software and hardware expense of $20,000 primarily due to lower software disposals and a decrease of $21,000 in other miscellaneous expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $16,000 to $329,000 for the six months ended June 30, 2011 from $345,000 for the same period in 2010 primarily due to fully amortizing certain assets in prior periods.

Other Income (Expense), Net

Other income (expense), net increased in income by $98,000 to $41,000 of other income for the six months ended June 30, 2011 from $57,000 of other expense for the same period in 2010. The majority of this increase in other income is due to a $59,000 reduction of an earnout liability related to our 2009 asset acquisition and a $49,000 sales tax refund that we are, offset by a reduction of income related to an insurance settlement of $17,000 recognized in 2010.  Additionally, we recognized $26,000 less in interest expense due to reduced capital lease balances and $5,000 less in loss on disposal of assets for the six months ended June 30, 2011 when compared to the same period in 2010.  These increases in other income were offset by an increase in foreign currency exchanges losses of $27,000 related to our foreign operations for the six months ended June 30, 2011 when compared to the same period in 2010.

Income Taxes

For the six months ended June 30, 2011 and 2010, we recorded a net tax provision of $11,000 and $23,000, respectively, relating to state tax liabilities.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
	2011	2010
Net loss per GAAP	$(1,543,000)	$(846,000)
Interest expense, net	28,000	55,000
Depreciation and amortization	1,588,000	1,599,000
Income taxes	11,000	23,000
EBITDA	$84,000	$831,000

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had cash and cash equivalents of $3,085,000 compared to cash and cash equivalents of $3,906,000 as of December 31, 2010.  We believe existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for at least the next 12 months. We have no debt obligations other than capital leases.  It is our intention to continue entering into capital lease facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of June 30, 2011, we had working capital (current assets in excess of current liabilities) of $220,000 compared to $1,891,000 as of December 31, 2010.  The following table shows our change in working capital from December 31, 2010 to June 30, 2011:

Increase (Decrease)
Working capital as of December 31, 2010	$1,891,000
Changes in current assets:
Cash and cash equivalents	(821,000)
Accounts receivable, net of allowance	(74,000)
Investment available-for-sale	(139,000)
Prepaid expenses and other current assets	(53,000)
Total current assets	(1,087,000)
Changes in current liabilities:
Accounts payable and accrued liabilities	682,000
Accrued compensation	101,000
Sales taxes payable	(98,000)
Income taxes payable	(8,000)
Obligations under capital lease - current portion	(85,000)
Deferred revenue	47,000
Other current liabilities	(55,000)
Total current liabilities	584,000
Net change in working capital	(1,671,000)
Working capital as of June 30, 2011	$220,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the six months ended June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$819,000	$868,000
Investing activities	(1,430,000)	(1,090,000)
Financing activities	(207,000)	(134,000)
Effect of exchange rates	(3,000)	(13,000)
Net decrease in cash and cash equivalents	$(821,000)	$(369,000)

Net cash provided by operating activities.  We are dependent on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $819,000 for the six months ended June 30, 2011 compared to net cash generated from operating activities of $868,000 for the same period in 2010. The $49,000 decrease in cash provided by operations was primarily due to an increase in net loss of $810,000, after giving effect to adjustments made for non-cash transactions, offset by an increase of $761,000 in cash provided by operating assets and liabilities during the six months ended June 30, 2011 compared to the same period in 2010.

Our largest use of cash is payroll and related costs. Cash used related to payroll decreased $432,000 to $5,151,000 for the six months ended June 30, 2011 from $5,583,000 during the same period in 2010. This decrease was primarily the result of the payout of bonuses during the first quarter of 2010, which did not occur in the same period of 2011.  Our primary source of cash is cash we generate from customers. Cash received from customers decreased $507,000 to $12,282,000 for the six months ended June 30, 2011 from $12,789,000 during the same period in 2010 primarily due to lower revenue generated during the six months ended June 30, 2011 as compared to the same period in 2010.

Net cash used in investing activities.  We used $1,430,000 in cash for investing activities for the six months ended June 30, 2011 compared to $1,090,000 used in cash for investing activities during the same period in 2010. The $340,000 increase in cash used in investing activities was primarily due to an increase in capital expenditures of $527,000 due primarily to increased broadcast equipment purchases, offset by decreases in cash used of $62,000 for software development initiatives and $35,000 related to a trademark license.  In addition, cash provided by investing activities increased $90,000 due to proceeds received from the sale of securities available-for-sale during the six months ended June 30, 2011 compared to the same period in 2010.

Net cash used in financing activities.  Net cash used in financing activities increased $73,000 to $207,000 for the six months ended June 30, 2011 compared to net cash used in financing activities of $134,000 for the same period in 2010. The increase in cash used in financing activities was due to a $51,000 increase in principal payments on capital leases and a $22,000 decrease in proceeds received from the exercise of stock options.

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

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock.  If any of the risks described in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment.  As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (2)

3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (3)

3.3	Bylaws of the Company, as amended (4)

10.1*	NTN Buzztime, Inc. Corporate Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2011 (5)

10.2	Confirmation of Lease Term, dated June 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
*	Indicates management contract or compensatory plan.
#
These exhibits are being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Filed herewith
(2)	Previously filed as an exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the registrant’s report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the registrant’s report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: August 12, 2011	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)