Form 10-Q
period 2011-09-30
NTN BUZZTIME INC
filed 2011-11-14
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 8, 2011 the registrant had outstanding 60,907,044 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES
FORM 10-Q

PART I
Item 1.                      Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	September 30,	December 31,
	2011	2010
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,462	$3,906
Accounts receivable, net of allowance of $231 and $220, respectively	516	549
Investments available-for-sale (Note 5)	-	184
Prepaid expenses and other current assets	506	588
Total current assets	3,484	5,227
Broadcast equipment and fixed assets, net	4,250	3,638
Software development costs, net of accumulated amortization of $1,463 and $1,591, respectively	1,262	1,094
Deferred costs	1,171	839
Goodwill (Note 3)	1,221	1,261
Intangible assets, net (Note 3)	720	1,025
Other assets	89	41
Total assets	$12,197	$13,125

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,211	$874
Accrued compensation	990	628
Sales taxes payable	752	856
Income taxes payable	4	8
Obligations under capital leases - current portion	303	376
Deferred revenue	537	520
Other current liabilities	47	74
Total current liabilities	3,844	3,336
Obligations under capital leases, excluding current portion	148	105
Deferred revenue, excluding current portion	173	124
Deferred rent	645	-
Other liabilities	112	99
Total liabilities	4,922	3,664
Commitments and contingencies (Note 9)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000 shares authorized; 161 shares issued and outstanding at September 30, 2011 and December 31, 2010	1	1
Common stock, $.005 par value, 84,000 shares authorized; 60,907 and 60,751 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	304	304
Treasury stock, at cost, 503 shares at September 30, 2011 and December 31, 2010	(456)	(456)
Additional paid-in capital	116,399	116,114
Accumulated deficit	(109,672)	(107,284)
Accumulated other comprehensive income (Note 10)	699	782
Total shareholders' equity	7,275	9,461
Total shareholders' equity and liabilities	$12,197	$13,125

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues	$5,872	$6,505	$17,766	$18,967
Operating expenses:
Direct operating costs (includes depreciation and amortization of $550 and $644 for the three months ended September 30, 2011 and 2010, respectively, and $1,809 and $1,898 for the nine months ended September 30, 2011 and 2010, respectively)	1,312	1,522	4,244	4,589
Selling, general and administrative	5,180	4,665	15,386	14,481
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	175	163	504	508
Total operating expenses	6,667	6,350	20,134	19,578
Operating (loss) income	(795)	155	(2,368)	(611)
Other (expense) income, net	(5)	(16)	36	(73)
(Loss) income before income taxes	(800)	139	(2,332)	(684)
Provision for income taxes	(37)	(15)	(48)	(38)
Net (loss) income	$(837)	$124	$(2,380)	$(722)

Net (loss) income per common share - basic	$(0.01)	$0.00	$(0.04)	$(0.01)

Net (loss) income per common share - diluted	$(0.01)	$0.00	$(0.04)	$(0.01)

Weighted average shares outstanding - basic	60,404	60,209	60,394	60,100

Weighted average shares outstanding - diluted	60,404	60,849	60,394	60,100

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2011	2010
Cash flows provided by operating activities:
Net loss	$(2,380)	$(722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,313	2,406
Provision for doubtful accounts	(16)	232
Gain on contract termination	-	(11)
Stock-based compensation	242	209
Loss on sales of securities available-for-sale	30	-
Loss from disposition of equipment and capitalized software	164	265
Changes in assets and liabilities:
Accounts receivable	51	(76)
Prepaid expenses and other assets	32	(4)
Accounts payable and accrued expenses	461	(421)
Income taxes payable	(5)	(12)
Deferred costs	(333)	176
Deferred revenue	66	161
Deferred rent	76	-
Net cash provided by operating activities	701	2,203
Cash flows used in investing activities:
Capital expenditures	(1,302)	(992)
Software development expenditures	(760)	(707)
Proceeds from sales of securities available-for-sale	134	-
Trademark license	-	(35)
Net cash used in investing activities	(1,928)	(1,734)
Cash flows used in financing activities:
Proceeds from note payable	123	-
Payments on note payable	(4)	-
Principal payments on capital lease	(336)	(302)
Proceeds from exercises of stock options	36	61
Net cash used in financing activities	(181)	(241)
Net (decrease) increase in cash and cash equivalents	(1,408)	228
Effect of exchange rate on cash	(36)	(10)
Cash and cash equivalents at beginning of period	3,906	3,637
Cash and cash equivalents at end of period	$2,462	$3,855

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36	$70

Income taxes	$55	$50
Supplemental disclosure of non-cash investing and financing activities:

Unrealized holding loss on investments available-for-sale	$20	$15

Equipment acquired under capital leases	$306	$376

Issuance of common stock in lieu of payment of preferred dividends	$8	$8

Lease incentive paid by landlord	$569	$-

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

The Company has been in the business of social interactive entertainment for over 25 years.  Its primary source of revenue is the Buzztime Network, which provides media, advertising and consumer marketing services to over 3,900 hospitality venues such as restaurants and bars throughout North America.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.  The accompanying condensed balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.  The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2011, or any other period.

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar.  The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of our foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. During the quarter ended March 31, 2011, the Company modified certain aspects of its intercompany relationship with the Canadian subsidiary.  Consequently, certain gains and losses that were previously recorded as a separate component of shareholders’ equity must now be recorded in the Company’s results of operations. The Company recorded $5,000 and $12,000 in foreign currency gains for the three months ended September 30, 2011 and 2010, respectively, and $30,000 in foreign currency losses and $3,000 in foreign currency gains for the nine months ended September 30, 2011 and 2010, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with our Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income (expense), net in the accompanying statements of operations.

(2)	BASIC AND DILUTED EARNINGS PER COMMON SHARE

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings. Total options, warrants, convertible preferred stock and deferred stock units that were excluded from computing diluted net loss per common share represented approximately 9,994,000 and 8,029,000 for the three months ended September 30, 2011 and 2010, respectively, and 9,994,000 and 9,671,000 for the nine months ended September 30, 2011 and 2010, respectively, as their effect was anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(837)	$124	$(2,380)	$(722)
Denominator:
Weighted average common shares outstanding - basic	60,404	60,209	60,394	60,100
Effects of diluted common shares	-	640	-	-
Weighted average common shares outstanding - diluted	60,404	60,849	60,394	60,100

Net income (loss) per common share - basic	$(0.01)	$0.00	$(0.04)	$(0.01)
Net income (loss) per common share - diluted	$(0.01)	$0.00	$(0.04)	$(0.01)

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada.  The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2011 and determined that there were no indications of impairment at that time.

Other Intangible Assets

The Company has intangible assets comprised predominantly of unpatented technology and customer relationships from asset acquisitions during 2009, developed technology, trivia databases and trademarks.  All intangible assets are amortized on a straight line basis.  The useful lives of the assets reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized.  Amortization expense relating to all intangible assets totaled $102,000 and $100,000 for the three months ended September 30, 2011 and 2010, respectively, and $304,000 and $328,000 for the nine months ended September 30, 2011 and 2010, respectively.

(4)	SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain of its software products in accordance with ASC No. 350, Intangibles – Goodwill and Other.  Amortization expense relating to capitalized software development costs totaled $137,000 and $129,000 for the three months ended September 30, 2011 and 2010, respectively, and $437,000 and $394,000 for the nine months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011 and December 31, 2010, approximately $462,000 and $331,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three and nine months ended September 30, 2011, and determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended. As a result, an impairment loss of $18,000 and $87,000 was recognized for the three months ended September 30, 2011 and 2010, respectively, and $155,000 and $236,000 for the nine months ended September 30, 2011 and 2010, respectively.  Such impairment charges are included in selling, general and administrative expenses.

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

The Company held one investment available-for-sale asset, which was comprised of 2,518,260 shares of its Australian licensee eBet Limited (eBet), an Australian gaming technology corporation. The Company’s holding in eBet represented less than 1% of eBet’s current outstanding shares.  During the nine months ended September 30, 2011, the Company began selling its shares of eBet, and as of September 30, 2011, the Company no longer held any shares in this investment.  The Company recognized a loss on the sale of these shares of approximately $12,000 and $30,000 for the three and nine months ended September 30, 2011, respectively, which is included in other income (expense), net. At December 31, 2010, the unrealized gain in the investment was $20,000 and was recorded in accumulated other comprehensive income in the Company’s consolidated balance sheets (see Note 10).  There were no remaining unrealized gains or losses relating to this investment as of September 30, 2011.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

The fair value of the Company’s investment in eBet Limited was determined based on quoted market prices, which is a Level 1 classification. The Company recorded the investment on the balance sheet at fair value with changes in fair value recorded as a component of accumulated other comprehensive income in the consolidated balance sheet (see Note 10). As of September 30, 2011, the Company no longer held shares in this investment (see Note 5).

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

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2011.

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

The following weighted-average assumptions were used for grants issued during the three and nine months ended September 30, 2011 and 2010 under the ASC No. 718 requirements.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted-average risk-free rate	0.90%	1.21%	1.56%	1.68%
Weighted-average volatility	97.58%	95.54%	97.50%	92.64%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	6.61 years	6.14 years	5.18 years	6.48 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees for the three months ended September 30, 2011 and 2010 was $88,000 and $53,000, respectively, and $242,000 and $209,000 for the nine months ended September 30, 2011 and 2010, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital.  The Company granted 58,300 and 40,750 stock options during the three months ended September 30, 2011 and 2010, respectively, and 967,800 and 2,536,150 stock options during the nine months ended September 30, 2011 and 2010, respectively.

(8)	NOTE PAYABLE

In July 2011, the Company entered into an equipment financing agreement with a bank in the amount of $123,000, which is recorded in other current liabilities and other liabilities in the accompanying consolidated balance sheet.  The proceeds of the note payable were used to finance certain equipment purchases and other services related to the relocation of the Company’s Carlsbad, California office.  The note payable bears interest at 5.85% and is collateralized by a first priority security interest in the equipment purchased with the proceeds.  The Company will make 36 equal monthly payments in the amount of $3,705, which includes interest, until fully paid in August 2014.

(9)	COMMITMENTS AND CONTINGENCIES

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

The Company is involved in ongoing sales tax inquiries, including certain formal assessments which total $746,000, with certain states and provinces.  As a result of those inquiries, the Company recorded a total liability of $690,000 and $746,000 as of September 30, 2011 and December 31, 2010, respectively, which is included in the sales taxes payable balance in the condensed consolidated balance sheets.  Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments.

(10)	ACCUMULATED OTHER COMPREHENSIVE INCOME

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

The carrying value of the Company’s Australian investment, eBet, has fluctuated and the respective unrealized gains and losses were recorded in accumulated other comprehensive income. As of September 30, 2011, the Company no longer holds its investment in eBet, and therefore, there are no unrealized gains or losses remaining in accumulated other comprehensive income (see Note 5).  As of September 30, 2011 and December 31, 2010, the components of accumulated other comprehensive income are as follows:

	September 30, 2011	December 31, 2010
Unrealized gain on investment available-for-sale	$-	$20,000
Foreign currency translation adjustment	699,000	762,000
Ending balance	$699,000	$782,000

(11)	RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350), to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not plan to adopt this update early. The Company does not expect that adopting this update will have a material impact on its consolidated financial statements.

(12)	CONCENTRATIONS OF RISK

Significant Customer

Buffalo Wild Wings together with its franchisees is a significant customer of the Company.  For the three months ended September 30, 2011 and 2010, the Company generated approximately 22% and 19%, respectively, of total revenue from this national chain. For the nine months ended September 30, 2011 and 2010, the Company generated approximately 21% and 18%, respectively, of revenue from this chain.  As of September 30, 2011 and December 31, 2010, approximately $104,000 and $100,000, respectively, was included in accounts receivable from this customer.

Single Source Playmaker Supplier

The Company currently purchases its Playmakers from an unaffiliated Taiwanese manufacturer subject to the terms of a supply agreement dated April 23, 2007 with a term that automatically renews for one year periods.  The Company currently does not have an alternative source for its playmaker devices.  Management believes other manufacturers could be identified to produce the Playmakers on comparable terms.  A change in manufacturers, however, could cause delays in supply and may have an adverse effect on the Company’s operations.  As of September 30, 2011 and December 31, 2010, approximately $49,000 and $127,000, respectively, were included in accounts payable or accrued expenses for this supplier.

(13)	GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
United States	$5,408,000	$5,920,000	$16,231,000	$17,137,000
Canada	464,000	585,000	1,535,000	1,830,000
Total revenue	$5,872,000	$6,505,000	$17,766,000	$18,967,000

Geographic breakdown of the Company’s long-term tangible assets as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
United States	$4,203,000	$3,529,000
Canada	47,000	109,000
Total assets	$4,250,000	$3,638,000

(14)	SUBSEQUENT EVENT

On October 5, 2011, NTN Buzztime, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Trailside Entertainment Corporation, a Massachusetts corporation (“Trailside Entertainment”), which provides for the Company to purchase certain Trailside Entertainment assets used in the conduct of Trailside Entertainment’s business of providing live hosted trivia events at hospitality venues (the “Acquired Assets”). The asset purchase was also consummated on October 5, 2011.

Pursuant to the terms of the Asset Purchase Agreement, in consideration for the Acquired Assets, the Company paid to Trailside Entertainment the sum of $250,000 in cash, $200,000 of which was paid on the closing date of the acquisition.  The Company will hold back $50,000 (the “Holdback Amount”) of the purchase price for a period of six months to secure payment of the Company’s right to indemnification under the Asset Purchase Agreement.  On the date that is six months following the closing of the asset purchase, the Company will deliver to Trailside Entertainment any remaining amount of the Holdback Amount, less amounts that would be necessary to satisfy any then pending and unsatisfied or unresolved claims for indemnification made by the Company.

In addition to the $250,000 cash payment, the Company agreed to pay additional consideration to Trailside Entertainment upon achieving certain gross profit objectives relating to the acquired business (as set forth in the Asset Purchase Agreement) for fiscal years 2012, 2013 and 2014.  The Asset Purchase Agreement contains customary representations, warranties and covenants.

In connection with this transaction, the Company entered into employment agreements (the “Employment Agreements”) with Trailside Entertainment’s founder and shareholder, Robert D. Carney, and with shareholder George Groccia, both of whom will serve as Vice Presidents of the Company.  The Company will use the acquired assets to complement its existing social entertainment offerings.

The Company will account for the acquisition pursuant to ASC No. 805, Business Combinations.  Accordingly, it will record net assets and liabilities acquired at their fair values.  The following purchase price allocation is preliminary and could change as the purchase price allocation is finalized, which is expected to occur by December 31, 2011.

Intangible assets - customer relationships	$435,000
Total assets	435,000

Earnout liability	(185,000)
Total liabilities	(185,000)

Purchase price allocated to assets and liabilities acquired	$250,000

The purchase price may be increased or decreased if certain gross profit objectives relating to the acquired business deviate from estimations in calendar years 2012, 2013 and 2014. In that event, the liability will be adjusted and the change will be reflected in current earnings in the period that the adjustment becomes necessary.

The Company incurred approximately $48,000 in acquisition-related expenses, which are recorded in selling, general and administrative expense on the accompanying statement of operations.

The following unaudited pro forma information assumes that the October 5, 2011 asset acquisition occurred on January 1, 2011 and 2010, respectively.  These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated above, or of future results of operations.  The unaudited pro forma results for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$6,104	$6,692	$18,390	$19,396
Net (loss) income	$(805)	$86	$(2,420)	$(969)

Earnings per share - basic	$(0.01)	$0.00	$(0.04)	$(0.02)
Earnings per share - diluted	$(0.01)	$0.00	$(0.04)	$(0.02)

Weighted average shares - basic	60,404	60,209	60,394	60,100
Weighted average shares - diluted	60,404	60,849	60,394	60,100

The unaudited pro forma information presented above has been adjusted for material, nonrecurring items directly related to the asset acquisition such as recording amortization expense on the acquired intangible asset, removing acquisition related costs incurred in the periods presented, and increasing the salary expense for the two shareholders who entered into employment agreements effective upon the acquisition date.

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

Our trademarks, trade names and service marks referenced herein include Buzztime,  iTV Network,  and Playmakers. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

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

The Buzztime Network distributes a wide variety of engaging interactive multi-player games, including trivia quiz shows, play-along sports programming and casino-style and casual games to our Network subscribers. Patrons use our wireless game controllers, or Playmakers, to play along with the Buzztime games which are displayed on television screens. In late 2009, we introduced a downloadable application available on the iPhone that enables patrons to use their iPhones in-venue instead of the Playmaker to play these Buzztime games.  In 2011, we introduced a downloadable application now available on the Android phones, and we introduced a Buzztime trivia application for Facebook.  Regardless of the device used to play, Buzztime players can compete with other players within their hospitality venue and also against players in other Network subscriber venues.

We target national and regional hospitality chains as well as local independent hospitality venues that desire a competitive point-of-difference to attract and retain customers. As of September 30, 2011, we had 3,669 United States Network subscribers and 241 Canadian subscribers. Approximately 31% of our Network subscribers come from leading national chains in the casual-dining restaurant segment such as Buffalo Wild Wings, Hooters, TGI Friday’s and Old Chicago.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, the provision for income taxes including the valuation allowance, stock-based compensation, bad debts, investments, purchase price allocations related to acquisitions, including any earnout liability, impairment of software development costs, goodwill, broadcast equipment,  intangible assets and contingencies, including the reserve for sales tax inquiries. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most subjective judgments.

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2011 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

We generated a net loss of $837,000 for the three months ended September 30, 2011 compared to net income of $124,000 for the three months ended September 30, 2010.

Revenue

Revenue decreased $633,000, or 10%, to $5,872,000 for the three months ended September 30, 2011 from $6,505,000 for the three months ended September 30, 2010 due primarily to a decrease in subscription revenue related to lower site count and lower average revenue generated per site as well as a decrease of approximately $233,000 in advertising and other miscellaneous revenues.  Comparative site count information for the Buzztime Network is as follows:

	Network Subscribers as of September 30,
	2011	2010
United States	3,669	3,730
Canada	241	285
Total	3,910	4,015

Direct Costs and Gross Margin

The following table compares direct costs and gross margin for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010
Revenues	$5,872,000	$6,505,000
Direct Costs	1,312,000	1,522,000
Gross Margin	$4,560,000	$4,983,000

Gross Margin Percentage	78%	77%

Gross margin as a percentage of revenue increased to 78% for the three months ended September 30, 2011 from 77% for the three months ended September 30, 2010. Direct costs decreased $210,000, or 14%, to $1,312,000 for the three months ended September 30, 2011 from $1,522,000 for the three months ended September 30, 2010.  The decrease in direct costs was primarily due to a decrease in service provider fees of $98,000 primarily due to fewer service calls during the three months ended September 30, 2011 compared to the same period in 2010, a decrease in direct depreciation and amortization expense of $94,000 due to assets becoming fully depreciated and a net decrease of approximately $18,000 in other miscellaneous direct expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $515,000, or 11%, to $5,180,000 for the three months ended September 30, 2011 from $4,665,000 for the same period in 2010.  The increase in selling, general and administrative expenses was due to increased payroll and related expense of $268,000 primarily due to increased headcount, merit increases and payroll taxes, increased marketing expenses of $202,000 primarily due to increased activities to support lead generation, new program launches and other promotional activity and increased professional fees of $149,000 primarily related to software development consulting and legal fees associated with the asset acquisition that was completed in October 2011.  These increases were offset by lower bad debt expense of $74,000 resulting from improved collection efforts and other miscellaneous net decreases of approximately $30,000.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $12,000 to $175,000 for the three months ended September 30, 2011 from $163,000 for the same period in 2010 primarily due to depreciation of tenant improvement assets acquired in connection with the Company’s new office lease entered into during the second quarter of 2011.

Other (Expense) Income, Net

Other (expense) income, net decreased in expense by $11,000 to $5,000 of other expense for the three months ended September 30, 2011 from $16,000 of other expense for the same period in 2010. The majority of this decrease is due to a reduction in interest expense of $15,000 due to reduced capital lease obligations, offset by increased foreign currency exchange losses of $6,000 related to our foreign operations for the three months ended September 30, 2011 when compared to the same period in 2010.

Income Taxes

We expect to incur state income tax liability in 2011 related to our U.S. operations.  We also expect to pay income taxes in Canada due to the profitability of NTN Canada.  For the three months ended September 30, 2011 and 2010, we recorded a net tax provision of $37,000 and $15,000, respectively.  We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011	2010
Net (loss) income per GAAP	$(837,000)	$124,000
Interest expense, net	8,000	24,000
Depreciation and amortization	725,000	807,000
Income taxes	37,000	15,000
EBITDA	$(67,000)	$970,000

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

We generated a net loss of $2,380,000 for the nine months ended September 30, 2011 compared to net loss of $722,000 for the nine months ended September 30, 2010.

Revenue

Revenue decreased $1,201,000, or 6%, to $17,766,000 for the nine months ended September 30, 2011 from $18,967,000 for the nine months ended September 30, 2010 due primarily to a decrease in subscription revenue related to lower site count and lower average revenue generated per site, as well as decreased advertising and other miscellaneous revenues of $254,000.

Direct Costs and Gross Margin

The following table compares direct costs and gross margin for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010
Revenues	$17,766,000	$18,967,000
Direct Costs	4,244,000	4,589,000
Gross Margin	$13,522,000	$14,378,000

Gross Margin Percentage	76%	76%

Gross margin as a percentage of revenue remained flat at 76% for the nine months ended September 30, 2011 and 2010. Direct costs decreased $345,000, or 8%, to $4,244,000 for the nine months ended September 30, 2011 from $4,589,000 for the nine months ended September 30, 2010.  The decrease in direct costs was primarily attributable to a decrease in service provider fees of $310,000 primarily due to fewer service calls during the nine months ended September 30, 2011 compared to the same period in 2010 as well as less depreciation and amortization expense of $89,000 due to assets becoming fully depreciated.  This decrease was offset by increased freight expense of $56,000 due to higher fuel surcharges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $905,000, or 6%, to $15,386,000 for the nine months ended September 30, 2011 from $14,481,000 for the same period in 2010.  The increase in selling, general and administrative expenses was due to increased payroll and related expense of $732,000 primarily due to increased headcount, merit increases, increased severance expense and increased recruiting and relocation expense for executive officers.  Marketing expenses also increased by approximately $194,000 to support lead generation, new program launches and other promotional activities.  We recognized expenses of $167,000 related to our new playmaker development and approximately $202,000 related to the relocation of our corporate offices and warehouse during the nine months ended September 30, 2011, which were not recognized during the same period in 2010. These increases were offset by lower bad debt expense of $248,000 resulting from improved collection efforts,  reduced software disposal expense of $81,000, and a decrease of $61,000 in other miscellaneous expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $4,000 to $504,000 for the nine months ended September 30, 2011 from $508,000 for the same period in 2010 primarily due to fully amortizing certain assets in prior periods, offset by depreciation expense related to the acquisition of the new tenant improvement assets.

Other (Expense) Income, Net

Other (expense) income, net increased in income by $109,000 to $36,000 of other income for the nine months ended September 30, 2011 from $73,000 of other expense for the same period in 2010. The majority of this increase is due to a reduction of an earnout liability related to our 2009 asset acquisition of $59,000, the recognition of a sales tax refund of $49,000, and lower interest expense of $42,000 due to reduced capital lease balances during the nine months ended September 30, 2011 when compared to the same period in 2010.  These increases in other income were offset by an increase in foreign currency exchange losses of $33,000 related to our foreign operations and other net income decreases of $8,000 for the nine months ended September 30, 2011 when compared to the same period in 2010.

Income Taxes

For the nine months ended September 30, 2011 and 2010, we recorded a net tax provision of $48,000 and $38,000, respectively, relating to state tax liabilities.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
	2011	2010
Net loss per GAAP	$(2,380,000)	$(722,000)
Interest expense, net	36,000	79,000
Depreciation and amortization	2,313,000	2,406,000
Income taxes	48,000	38,000
EBITDA	$17,000	$1,801,000

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had cash and cash equivalents of $2,462,000 compared to cash and cash equivalents of $3,906,000 as of December 31, 2010.  We believe existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet our operating cash requirements for at least the next 12 months. We have minimal debt and capital lease obligations.  It is our intention to continue entering into capital lease facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of September 30, 2011, we had negative working capital (current liabilities in excess of current assets) of $360,000 compared to working capital (current assets in excess of current liabilities) of $1,891,000 as of December 31, 2010.  The following table shows our change in working capital from December 31, 2010 to September 30, 2011:

Increase (Decrease)
Working capital as of December 31, 2010	$1,891,000
Changes in current assets:
Cash and cash equivalents	(1,444,000)
Accounts receivable, net of allowance	(33,000)
Investment available-for-sale	(184,000)
Prepaid expenses and other current assets	(82,000)
Total current assets	(1,743,000)
Changes in current liabilities:
Accounts payable and accrued liabilities	337,000
Accrued compensation	362,000
Sales taxes payable	(104,000)
Income taxes payable	(4,000)
Obligations under capital leases - current portion	(73,000)
Deferred revenue	17,000
Other current liabilities	(27,000)
Total current liabilities	508,000
Net change in working capital	(2,251,000)
Working capital as of September 30, 2011	$(360,000)

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the nine months ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$701,000	$2,203,000
Investing activities	(1,928,000)	(1,734,000)
Financing activities	(181,000)	(241,000)
Effect of exchange rates	(36,000)	(10,000)
Net decrease in cash and cash equivalents	$(1,444,000)	$218,000

Net cash provided by operating activities.  We are dependent on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $701,000 for the nine months ended September 30, 2011 compared to net cash generated from operating activities of $2,203,000 for the same period in 2010. The $1,502,000 decrease in cash provided by operations was primarily due to an increase in net loss of $2,026,000, after giving effect to adjustments made for non-cash transactions, offset by an increase of $524,000 in cash provided by operating assets and liabilities during the nine months ended September 30, 2011 compared to the same period in 2010.

Our largest use of cash is payroll and related costs. Cash used related to payroll decreased $284,000 to $8,074,000 for the nine months ended September 30, 2011 from $8,358,000 during the same period in 2010. This decrease was primarily the result of the payout of bonuses during the first quarter of 2010, which did not occur in the same period of 2011, offset by increased payroll during the nine months ended September 30, 2011 due to merit increases and headcount increases.  Our primary source of cash is cash we generate from customers. Cash received from customers decreased $1,683,000 to $18,082,000 for the nine months ended September 30, 2011 from $19,765,000 during the same period in 2010 primarily due to lower revenue generated during the nine months ended September 30, 2011 as compared to the same period in 2010.

Net cash used in investing activities.  We used $1,928,000 in cash for investing activities for the nine months ended September 30, 2011 compared to a cash use of $1,734,000 for investing activities during the same period in 2010. The $194,000 increase in cash used in investing activities was primarily due to an increase in capital expenditures of $310,000 due primarily to increased broadcast equipment purchases and increases in cash used of $53,000 for capitalized software development initiatives.  The increases in cash used in investing activities were offset by cash provided by the sale of securities available-for-sale of $134,000 and the absence of $35,000 related to a trademark license in the prior year period.

Net cash used in financing activities.  Net cash used in financing activities decreased $60,000 to $181,000 for the nine months ended September 30, 2011 compared to $241,000 for the same period in 2010. The decrease in cash used in financing activities was due to proceeds from a note payable net of payments of $119,000, offset by a $34,000 increase in principal payments on capital leases and a $25,000 decrease in proceeds received from the exercise of stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 11 of the condensed consolidated financial statements, “Recent Accounting Pronouncements.”

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

NTN BUZZTIME, INC.

Date: November 14, 2011	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)