Form 10-K
period 2011-12-31
NTN BUZZTIME INC
filed 2012-03-30
CIK 748592

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
Commission File Number 1-11460

NTN Buzztime, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	31-1103425
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2231 Rutherford Road, Suite 200 Carlsbad, California	92008
(Address of Principal Executive Offices)	(Zip Code)

(760) 438-7400
(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 par value	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company.   Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2011, computed by reference to the closing sale price of the common stock on the NYSE Amex on June 30, 2011, was approximately $24.7 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2012, the Registrant had 70,997,634 shares of common stock outstanding.
Documents Incorporated by Reference.

The information required by Part III of this report to the extent not set forth herein, is incorporated by reference to the Registrant’s proxy statement relating to the annual meeting of stockholders expected to be held on or about June 8, 2012.

This Annual Report on Form 10-K contains forward-looking statements that involve a high degree of risk and uncertainty. Such statements include, but are not limited to, statements containing the words “believes,” “anticipates,” “expects,” “estimates” and words of similar import. Our actual results could differ materially from any forward-looking statements, which reflect management’s opinions only as of the date of this report, as a result of risks and uncertainties that exist in our operations, development efforts and business environment. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the “Risks and Factors” section below and the risk factors in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q.

PART I

ITEM 1.   Business

Unless otherwise indicated, references herein to “Buzztime,” “NTN,” “we,” “us” and “our” refer to NTN Buzztime, Inc. and its consolidated subsidiaries. NTN Buzztime, Inc. was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. We changed our name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

We own several trademarks and consider the Buzztime and Play Along TV trademarks to be among our most valuable assets.

Overview

We provide marketing services through interactive game content for hospitality venues that offer the games free to their customers. Founded in 1984, our company has evolved from a developer and distributor of content to an interactive entertainment network providing media, advertising and consumer marketing services. Built on an extended network platform, this entertainment system not only allows multiple players to interact at the venue, but also enables competition between different venues. We generate revenues by charging subscription fees for our service to our Network Subscribers and also from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Our games are currently available in over 3,900 locations in the U.S. and Canada, where they are shown on approximately 20,000 screens daily. We have over 2.4 million registered users and over 52 million games are played each year. Approximately 34% of our Network Subscriber venues are related to national and regional restaurants and include well-known names such as Buffalo Wild Wings, Black Angus, Hooters, Native New Yorker and Old Chicago.

In October 2011, we acquired substantially all of the assets of the Stump! Trivia hosted live trivia business. We also hired the founders of that business as our employees.  Stump! Trivia currently conducts nearly 300 events per week, or over 14,000 annually, primarily in the Northeastern region of the U.S.  We plan to expand this business into other regions of the U.S.  We generated $357,000 in revenue related to the Stump! Trivia business in the fourth quarter of 2011 and we expect these revenues to grow.

Our Strategy

In 2011, our primary source of revenue was related to fees from Network Subscribers. We also generated revenue from advertising sales, and we believe advertising sales can be increased by showing that a demographically predictable, large number of people are seeing the advertisers' content and have responded to it. In order to achieve revenue growth from both of these sources, our strategy is as follows:

●
Accelerate growth by improving the entertainment and marketing value of the in-venue content, developing the sales and account management teams and capabilities, continuing to focus on national accounts and launching the next generation of our handheld in-venue device, which we call a Playmaker, and which players use to interface with our interactive games.

●	Launch our new line of customer marketing services, which will leverage our unique ability to register and “opt-in” patrons at Network Subscriber locations.

●
Improve the in-venue “live” experience. We currently offer compelling in-venue interactive entertainment products, including our Hosted Trivia, Competition Manager and our recently acquired Stump! Trivia™ live trivia event service. We intend to connect these products via a common platform and loyalty program.

●
Expand our ability to offer focused placement opportunities to advertisers and sponsors in both targeted and general interest categories. Our platform serves highly focused, interactive advertising and will expand to include targeting, analytics and segmentation capabilities.

●	Significantly expand our brand reach and size of our player base by developing integrated mobile and online products designed to augment and create context and relevance for our in-venue products.

Strategic Initiatives

To achieve our revenue growth objectives we plan to pursue the following initiatives:

Loyalty/Player Rewards.  In late February 2012, we launched a significant upgrade to our current player rewards system.  In order to create more attractive game dynamics for casual users to join in, our rewards program features various “badges” and “levels” that are engineered to reward the most positive player behaviors.  The program has generated over 2,000,000 badges, which have been awarded to over 50,000 unique Buzztime players.

Buzztime 360.  We intend to connect our new player rewards system to a holistic player experience by expanding the functionality of our Buzztime Facebook, Buzztime Social Sign On and Buzztime Mobile products.  We have expanded Buzztime Facebook to include elements of loyalty and a Facebook-specific badging program; we plan to introduce multi-player tournament environments and direct head-to-head challenges.  Buzztime Social Sign On currently allows for the sharing of current score information based on the player's location; a Buzztime location is currently tweeted every 60 seconds.  We intend to expand this product to include achievements, levels, and potentially deals and locations.  We also plan to develop a new Mobile product with expanded functionality that extends beyond the mobile playmaker (the ability to use your smartphone as a controller for our network), and to include BuzzWallet (an expanded player profile that will be used to store and display your badges, coupons, offers, and points) and BuzzLite (a stand-alone trivia game).

In-Venue Marketing.  Currently players join into an existing in-venue competition or self-select a group with whom they will interact. In the future, our field account teams will seek to increase player involvement and the frequency of in-venue visits by introducing innovative competitions and promotions.  For example, competitive leagues could be established within or between venues where players form teams and play for prizes. In 2012 we also intend to improve our Competition Manager product to make it easier for customers to use and our Hosted Trivia product to simplify the customer interface, include enhanced player features and to integrate it with our Stump! Trivia business.

Additionally, we recently launched the first major enhancement to our customer marketing capabilities called Buzztime Patron Messaging, which will leverage our unique ability to register and “opt-in” patrons at Network Subscriber locations. Combined with our access to game play mechanics and information and ability to track in-venue behavior, this product will be designed to enable our Network Subscribers to message, incent and track their patrons more effectively and efficiently.

New User Interface Devices.  The player's first contact with our product occurs when they handle our Playmaker user interface device.  The current version is dated in both appearance and capability. In late 2012, we expect to launch a replacement to our Playmaker, which will be a tablet style device that will enable a richer, more robust user experience.  We believe its full-screen player interface will attract more players in the 18 to 45 year-old segment, many of whom are accustomed to tablet style devices such as the Apple iPad®.

The new Playmaker will be designed to be managed entirely through software and to have the potential to be operated on a variety of networks.  It is also expected to contain a versatile platform that will support video playback, social networking features and the potential for integration with third party developers.

We expect the unit's versatility to provide additional value for us and our Network Subscribers since it will allow players to interact with each other directly and will enable us to deliver more personalized advertising messages. We believe the delivery of personalized advertising messages could lead to partnership programs, sponsorships of specific network-based events and increased national account co-branding opportunities.

Additional factors that support our development of this new device include:

●	Informal feedback and polling data from Network Subscribers indicate that demand for an updated device is high - particularly within national accounts;

●	A new software-based user interface device, without the limitations of firmware, will enable us to deliver updates and enhancements electronically over the network;

●
As a result of the widespread popularity and increasing sales of other tablet formats (e.g. Apple iPad®, Motorola Xoom®, etc.), we believe a new tablet style wireless device will be well received, allowing us to take advantage of current trends and product familiarity; and

●
We believe our delivery of a significantly upgraded Playmaker will be a tangible demonstration of our commitment to a high quality player experience, which we believe will heighten the perceived value of our service to Network Subscribers and improve customer retention rates.

Entertainment Content.  In order to keep players returning to the venue, new entertainment content and services need to be added on an on-going basis.  Examples of new content and services that we have recently developed are:

●	The Season - a new game that builds from our popular QB1 game. Players represent their favorite NFL team in a season long trivia competition.

●
CBS Sports’ March Madness – Interstitial polling and trivia questions relating to the NCAA® men’s basketball tournament. These mini games tap into the excitement created by the annual tournament while leveraging the March Madness® and CBS Sports brands.

●
Live hosted trivia – as a result of our Stump! Trivia acquisition, we now offer a live trivia event service where we currently conduct nearly 300 events per week, or 14,000 events annually.  “Trivia Jockeys” run a fun and entertaining trivia contest pitting teams against each other and serve as venue advocates by encouraging participation and return visits.

Our Sales and Account Management Team and Capabilities.  In order to achieve our goal of growing the number of Network Subscriber sites and users, we believe we must develop and maintain well-trained, professional sales and customer support (account management) teams.  We continue to develop a more professional sales force capable of conveying to potential customers the value of our products and services and the marketing power Buzztime can bring to their businesses. We have deployed account management team members who provide the on-site customer support, training, event supervision and other field services to ensure that our Network Subscribers receive a return on their investment by way of increased traffic to their venues. Currently, we have 57 members on our sales and account management team.

A key area of our sales focus is to expand our presence in national accounts, which currently represent approximately 34% of our total number of Network Subscribers. We believe this segment offers significant growth opportunities that we intend to exploit by offering solutions that target the unique promotional, branding and operational needs of these larger customers.  Such solutions include offering customized products, in-venue field support and enhanced consumer marketing tools and services, such as data analysis, online polls of users and behavioral-based target marketing.

Additionally, our field staff needs to continue supporting current customers by driving on-premise participation through well publicized local events, competitions, tournaments and prizing. Increasing gameplay at our customer locations increases revenues for our customers and reinforces the value of our services.

Our field staff is also responsible for generating qualified leads in their territories and developing those leads into new Network Subscribers and advertisers.

To keep a direct line of communications with our Network Subscribers, we have added five telemarketing resources to our inside sales teams.  Their primary responsibilities include:

●	calling on current Network Subscribers to get feedback on their experience with our services;

●	offering renewal options and up-sell services to targeted customers;

●	developing outbound telemarketing lead generation initiatives; and

●	scheduling sales appointments for the sales and account management staff in the field.

Grow Advertising and Sponsorship Revenues.  Increasing advertising and sponsorship revenues is a key component to our growth strategy.  Each year, millions of consumers connect to our network and an even greater number of people are exposed to our network programming, which is shown on as many as 20,000 screens per day at our Network Subscribers' locations.  We believe this large audience is attractive to advertisers.  To better demonstrate the value of our audience to advertisers, we plan to install tracking tools that will enable us to define the demographics of our players.  We believe we can use this information as a sales tool to significantly increase advertising and sponsorships revenues.

We commissioned two separate research projects in 2008 which were useful in validating the size and engagement of our audience.  Nielsen Media Research performed a validation study of restaurant traffic, consumer dwell time, and advertising/brand awareness of both Buzztime players as well as non-Buzztime playing patrons.  The study validated metrics for our advertising sales efforts and benchmarked measures against the Digital Place-based Advertising Association Audience Metrics Guidelines.

In an effort to monetize this large available audience through advertising sales, we intend to conduct in-depth research of our audience demographics and patterns, dedicate a sales team to advertising placements, and offer an integrated advertising package that combines in-venue advertisements, short interactive branded polls and question sets and direct digital marketing.

We anticipate that this fully integrated package will include a combination of game play ads, promotions between games, specific customer on-line responses and highly targeted messaging.  For example, we recently launched 30- to 60-second mini-trivia games or polls called Buzztime Shorts.  Specifically, Buzztime Shorts provides partners and sponsors with a new way to increase awareness of their product or service through fun, interactive, onscreen questions and polls. Based on the responses to the Buzztime Short questions, promotional partners are then able to send targeted email communications to interested consumers.

We are also able to track and collect data on users, which we believe provides us with an additional opportunity to increase advertising and promotional sales.  Analysis of user patterns, reactions to advertising, and other trends can be drawn from such data and could provide a unique insight to the success of advertising expenditures for our subscribers.

In early 2011, we hired a new Chief Content Officer who is leading the evaluation of our current programming strategy.  As part of this process, we are looking at new ways of testing and analyzing the network data with a specific focus on player-driven metrics.  Examples of these types of analyses include:

●	measuring game play metrics by time zone, designated market area and population type (i.e., urban, suburban, rural);

●	evaluating the user response to the "graphic language" of our network programming at different times of the day and by different customer types;

●	determining the types of players that play at different times of the day (i.e., registered user vs. guest, casual vs. avid, trivia vs. cards); and

●	testing changes in question difficulty, category themes, and content scripting.

Besides identifying detailed user demographics, this analysis also helps design schedules for content and events that can increase user interaction and develop specific demographic gatherings that are valuable to advertisers.

Expand Accessibility of Buzztime Network and Products.  We intend to make it as easy as possible for players to connect to our interactive entertainment media. We intend to adapt our current products to new technology platforms, such as smart phones and tablets, and to design offerings that can deliver Buzztime programming to broader audiences both in-venue and out-of-venue.

We plan to extend our interactive entertainment to the Internet and through mobile devices.  By expanding the availability of Buzztime branded games beyond our traditional in-venue Playmakers, we are seeking to create a wider marketing platform, allowing more targeted advertising to reach specific customer segments. We believe we improve our opportunities to sell advertising by cross-promoting games across multiple platforms and driving traffic in both directions between hospitality venues and Internet/mobile applications. In late 2009, we introduced a downloadable application for the iPhone® that enables players to use their iPhone® in place of the Playmaker tablet to play real-time inside any of our Network Subscribers' locations.  In early 2011, we introduced a similar application available for the Android® phones.  Currently, 30% of all new registrations originate from these mobile platforms.

Another growth opportunity that we intend to exploit is in the area of social gaming, which we believe is a natural extension of our business. We are currently developing games and providing access to our products by leveraging online platforms and mobile devices. We recently launched our first social media focused trivia game with an application on Facebook. Players can play "mini-trivia" games for free and compete against their friends who they are encouraged to invite and challenge. The game also allows players to win badges and obtain various levels of achievement. Through Facebook we are able to introduce users to the Buzztime gaming experience and encourage them to try the full gaming experience at a Network Subscriber location. We recently launched an update to the game which includes geo-coded ads for nearby network locations informing the online players where they can play in-venue. In addition, we launched a significant upgrade to the Facebook game, including a collection of special question-altering items to provide an advantage known as “boosts” that we believe will allow for more social activation and will enable our Network Subscribers to communicate with their customers through Facebook. We are currently testing the delivery of digital coupons via Facebook redeemable for discounts at Network Subscriber locations. We also plan to start collating much of the player data available to us through Social Sign On, Facebook and through our network registration process to create an accurate and valuable segmentation of our audience, which we could use to add value to the marketing efforts of our Network Subscribers.

To take advantage of these new capabilities we plan to promote Buzztime media through online/mobile viral marketing, social networking channels, Internet based trivia challenges and direct-to-consumer grassroots marketing campaigns.  These are all designed to raise awareness, interest and excitement among users, resulting in more players and traffic for Network Subscriber venues.

We plan to increase our utility to Network Subscribers by growing and enhancing our non-network products.  The increasing availability of our interactive entertainment content on mobile devices provides enhanced messaging capabilities and enables us to gather far more extensive and in-depth play and demographics data.  Our social media strategy includes expanding Facebook functionality to enable Network Subscribers to communicate with patrons in an effort to increase in-venue visits.  In addition, the implementation of Social Sign On allows for more seamless registration, promotion, and communication with users.  We also intend to pursue arrangements with strategic partners that expand our brand reach, subscriber services and cross-platform programming.  We believe that by combining innovative gaming strategies with reward programs, players will be motivated to take their gaming activities into Network Subscribers' venues, which will generate additional value and return on investment for those locations.

Geographic Areas

The following table presents the geographic breakdown of our revenue for the last two fiscal years.
	Year Ended December 31,
	2011	2010
United States	92%	90%
Canada	8%	10%
Total	100%	100%

The following table presents the geographic breakdown of our long-term tangible assets for our last two fiscal years.

	Year Ended December 31,
	2011	2010
United States	99%	97%
Canada	1%	3%
Total	100%	100%

2011 Asset Acquisitions

In October 2011, we acquired certain assets from Trailside Entertainment Corporation, also known as Stump! Trivia, which are used in providing live hosted trivia events at hospitality venues.  We are using these acquired assets to complement our existing social entertainment offerings.

Technology

Our Buzztime Network sends and receives data to our site servers via broadband internet. Content files (video and graphics) are delivered to our site servers via the EdgeCast content delivery network, a highly scalable third party network with multiple points of presence across the globe.

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

Competition

We face direct competition in hospitality venues and face competition for total entertainment dollars in the marketplace from other companies offering similar content and services. A relatively small number of direct competitors are active in the bar and restaurant games market, including Touchtunes Interactive Networks, The Answer Is . . . Productions Inc. and Livewire/Incredible Technologies, Inc. Competing forms of technology and entertainment provided in public venues include mobile device games and entertainment, such as mobile phone and table applications, on-table bar and restaurant entertainment systems, music and video-based systems, live entertainment and games, cable and pay-per-view programming, coin-operated single-player games/amusements and traffic-building promotions like happy hour specials and buffets.

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

We sell our Buzztime Network primarily through direct sales and account management employees organized by regions throughout the United States and Canada. Our sales cycle varies by customer type, and is generally longer for national accounts than independent subscribers.  Our sales and account management team provides customer and consumer marketing support activities to continue driving on-premise participation through well publicized local events, competitions, tournaments and prizing.  Increasing game play at our customer locations increases revenues for our customers and reinforces the value of our services.

Buzztime Significant Customer

Our customers are diverse and vary in venue size as well as location. For the years ended December 31, 2011 and 2010, we generated approximately 21% and 19%, respectively, of revenue from a single national chain, Buffalo Wild Wings, together with its franchisees. As of December 31, 2011 and 2010, approximately $95,000 and $100,000, respectively, was included in accounts receivable from this customer.

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

As of December 31, 2011, we owned one U.S. patent covering certain aspects of technology related to an interactive learning system, which expires in 2017. We have a small number of patent applications pending in the United States and Canada related to our interactive, network-based game technologies. We do not consider technology patents to be central to our competitive position. Instead, our content and branding, which are protected by copyright and trademark law, form the core of our market approach.

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

Employees

As of March 26, 2012, we employed approximately 147 people on a full-time basis and 176 people on a part-time basis. We also utilize independent contractors for specific projects and hire as many as 6 seasonal employees as needed to produce our play-along sports games during various professional and collegiate sports seasons. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

  ITEM 1A.  Risk Factors

Risk Factors That May Affect Our Business

Our financial position, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control. These risks may cause actual performance to differ materially from historical or projected future performance. We urge investors to carefully consider the risk factors described below in evaluating the information contained in this report:

We have experienced significant losses, and we may incur significant losses in the future.

We have a history of significant losses, including net losses of $3,419,000 and $400,000 for the years ended December 31, 2011 and 2010, respectively, and an accumulated deficit of $110,719,000 as of December 31, 2011. We may also incur future operating and net losses, due in part to expenditures required to implement our business strategies. Despite significant expenditures, we may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter and year to year.

We receive a significant portion of our revenues from a single customer, and any decrease in the amount of business from that customer or any other significant customer could materially and adversely affect our cash flow and revenue.

 Buffalo Wild Wings together with its franchisees is a significant customer.  For the year ended December 31, 2011, we generated approximately 21% of our total revenue from this national chain.  As of that date, approximately $95,000 was included in accounts receivable from this customer.  If Buffalo Wild Wings, a significant number of its franchisees, and/or one or more other significant customers breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

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

In addition, in order to fully execute on our strategic initiatives discussed above, we believe we will likely require additional capital.

If we need to raise additional funds in the future, such funds may not be available on favorable terms, or at all, particularly given the continuing credit environment and downturn in the overall global economy.  Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders.  If we cannot raise funds on acceptable terms, or at all, we may not be able to develop or enhance our products and services, execute our business plan or any or all of our strategic initiatives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

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

 Negative trends in the general economy and reduced traffic and revenues in the restaurant and hospitality industry continue to depress the market for our products and services.  The current and continuing financial and economic problems have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets.  This financial crisis could adversely affect our operating results if it results, for example, in spending cutbacks at our customers generally or the insolvency of one or more significant customers.  Tight credit markets could eliminate or delay growth of our customers and the number of customer sites and could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance or complement our Buzztime Network or ability to generate additional revenues, such as from out-of-home advertising.

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

 We face intense competition in the markets in which we operate. First, our Buzztime Network faces significant competition for total revenues in the overall market for entertainment in hospitality venues from other companies offering similar content and services.  Our direct competitors in the hospitality games market comprise a small number of significant competitors including Touchtunes Interactive Networks, The Answer Is . . . Productions Inc. and Livewire/Incredible Technologies, Inc.  Additionally, we compete with a variety of other forms of technology and entertainment for total entertainment dollars in the marketplace. These other forms of entertainment include mobile device games and entertainment, such as mobile phone and table applications, on-table bar and restaurant entertainment  systems, music and video-based systems, live entertainment and games, cable and pay-per-view programming, coin-operated single-player games/amusements and traffic-building promotions like happy hour specials and buffets.

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

 We also compete with providers of other content and services available to consumers through online services and a variety of mobile and on-table devices and systems. The expanded use of online and wireless networks and the internet provides computer users and site owners with an increasing number of alternatives to video games and entertainment software. With this increasing competition and the rapid pace of change in product and service offerings in the interactive entertainment industry, we must be able to compete in terms of technology, content and management strategy. If we fail to provide competitive, engaging, quality services and products, we will lose revenues to competing companies and technologies in the entertainment industry. Increased competition may also result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues and loss of market share.

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

  If we do not compete successfully in the development of new products and keep pace with rapid technological change, we will be unable to achieve profitability or sustain a meaningful market position. The interactive entertainment and game and out-of-home digital advertising industries are highly competitive and subject to rapid technological changes. We are aware of other companies that are introducing interactive game products on various platforms, including mobile devices and interactive television, which allow players to compete across the nation. Some of these companies may have substantially greater financial and organizational resources than we do, which could allow them to identify or better exploit emerging trends and market opportunities. In addition, changes in customer tastes may render our Buzztime Network and its content obsolete or noncompetitive.

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

 We expect to derive substantially all of our revenue, including subscription and advertising revenue, for at least the next several years from our out-of-home Buzztime Network and Stump! Trivia events. Accordingly, our success depends on our ability to increase market awareness and encourage the adoption of the Buzztime brand and our game service among establishments such as restaurants, sports bars, taverns and pubs, and within the interactive game player community. Our success also depends on our ability to improve customer retention. We may not be able to leverage our resources to expand awareness of and demand for our game service. In addition, our efforts to improve our game platform and content may not succeed in generating additional demand for our products within the player community or strengthening the loyalty and retention of our existing customers. The degree of market adoption of Buzztime will depend on many factors, including consumer preferences, the availability and quality of competing products and services, and our ability to leverage our brand.

Our success also depends on our ability to implement our other business strategies, which include growing our advertising revenue, developing an integrated platform that allows for consumer play across the digital platform including our Buzztime Network and provides related cross-selling opportunities across our Buzztime Network, the internet, and mobile devices focusing on national accounts and growing our marketing services and sponsorship revenues. The implementation of these strategies will require us to dedicate significant resources to, among other things, expanding our product offerings, customizing our products and services to meet the unique needs of our national accounts and expanding and improving our marketing services and promotional efforts. We may be unable to implement these strategies as currently planned.

Communication or other system failures could result in the cancellation of subscribers and a decrease in our revenues.

 We rely on continuous operation of our information technology and communications systems, and those of a variety of third parties, to communicate with our subscriber locations and distribute our services.  We currently transmit our data to our hospitality customer sites via broadband internet connectivity including telephone and cable TV networks.  These systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, storms, fires, power loss, telecommunications and other network failures, equipment failures, computer viruses, computer denial of service or other attacks, and other causes. These systems are also subject to break-ins, sabotage, vandalism, and to other disruptions, for example if we or the operators of these systems and system facilities have financial difficulties.  Some of our systems are not fully redundant, and our system protections and disaster recovery plans cannot prevent all outages, errors or data losses. A natural or man-made disaster, a decision to close a facility we are using without adequate notice for financial or other reasons, or other unanticipated problems at our facilities or those of a third party could result in lengthy interruptions in our service. In addition, our services and systems are highly technical and complex and may contain errors or other vulnerabilities. Any errors or vulnerabilities in our products and services, or damage to or failure of our systems, could result in interruptions in our services, which could reduce our revenues and cash flow, and damage our brand.  Any interruption in communications or failure of proper hardware or software function at our, or our subscribers', locations could decrease customer loyalty and satisfaction and result in a cancellation of our services.

Our management turnover creates uncertainties.

 We have experienced significant changes in our executive leadership over the past several years.  Michael Bush has served as our Chief Executive Officer since April 2010.  Terry Bateman was appointed Chief Executive Officer in February 2009 and resigned effective March 2010.  Michael Fleming served as Interim Chief Executive Officer from May 2008 until his resignation in November 2008.  Dario Santana, our former Chief Executive Officer and President, separated from our Company in May 2008.  Because of our recent financial and stock performance, geographic location and other business factors in a relatively small industry, we face substantial challenges in attracting and retaining experienced senior executives.  Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team.  Changes to strategic or operating goals with the appointment of new executives may themselves prove to be disruptive. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of company operations and due to cultural differences and friction that may result from changes in strategy and style.  Without consistent and experienced leadership, customers, employees, creditors, stockholders and others may lose confidence in us.

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

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the interactive television products and game industries. In the area of interactive television products, state and federal governments may adopt a number of laws and regulations governing any of the following issues:

●	gaming, lottery and alcohol beverage control regulations;

●	user privacy;

●	copyrights;

●	consumer protection;

●	media distribution of specific material or content; and

●	the characteristics and quality of interactive television products and services.

In particular, we operate games of chance and, in some instances, award prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games require or contemplate any form of monetary payment. We also operate interactive card games, such as Texas Hold'em poker and Blackjack.  These card games are restricted in several jurisdictions. The laws and regulations that govern these games also vary in different jurisdictions and are subject to legislative and regulatory change as well as to law enforcement discretion in all of the jurisdictions in which we offer our games. We may find it necessary to eliminate, modify, suspend or cancel certain components of our products in certain states or jurisdictions based on changes in law, regulations or law enforcement discretion, which could result in additional development costs and/or the loss of customers and revenue.

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

 We expect to continue to consider and pursue opportunities to grow our business through acquisitions of other businesses, assets, technologies and products.  We have in the past and may in the future invest significant resources in evaluating, consummating and integrating such acquisitions.  For example, we acquired the assets of Trailside Entertainment, also known as Stump! Trivia, in October 2011.  In making acquisition decisions, we may not be successful in selecting businesses, assets, technologies or products that complement our existing or future business and products.  We may also be unsuccessful in integrating any acquired business and personnel.

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

We may be liable for the content we make available on our Buzztime Network and the internet.

 We make content available on our Buzztime Network and the internet. The availability of this content could result in claims against us based on a variety of theories, including defamation, obscenity, negligence or copyright or trademark infringement. We could also be exposed to liability for third-party content accessed through the links from our websites to other websites. Federal laws may limit, but not eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with certain statutory requirements. We may incur costs to defend against claims related to either our own content or that of third parties, and our financial condition could be materially adversely effected if we are found liable for information that we make available. Implementing measures to reduce our exposure may require us to spend substantial resources and may limit the attractiveness of our services to users which would impair our profitability and harm our business operations.

If we do not adequately protect our proprietary rights and intellectual property, or we are subjected to intellectual property claims by others, our business could be seriously damaged.

 We rely on a combination of trademarks, copyrights, patents and trade secret laws to protect our proprietary rights in our products. We believe that the success of our business also depends on such factors as the technical expertise and innovative capabilities of our employees. It is our policy that all employees and consultants sign non-disclosure agreements and assignment of invention agreements. Our competitors and former employees and consultants may, however, misappropriate our technology or independently develop technologies that are as good as, or better than ours. Our competitors may also challenge or circumvent our proprietary rights. If we have to initiate or defend against an infringement claim to protect our proprietary rights, the litigation over such claims could be time-consuming and costly to us, adversely affecting our financial condition.

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

 As of December 31, 2011, we had federal income tax net operating loss, or NOL, carryforwards of approximately $53.1 million, which will continue expiring in 2012.  As of December 31, 2011, we had state income tax NOL carryforwards of approximately $20.0 million, which will continue expiring in 2012. We believe that our ability to utilize our NOL carryforwards may be substantially restricted by the passage of time and the limitations of Section 382 of the Internal Revenue Code, which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these Section 382 limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available carryforwards. We have established a full valuation allowance for substantially all of our deferred tax assets, including the NOL carryforwards, since we do not believe we are likely to generate future taxable income to realize these assets.

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

Risks Relating to the Market for Our Common Stock

Our common stock could be delisted or suspended from trading on the NYSE Amex if we fail to maintain compliance with continued listing criteria.

NYSE Amex will normally consider suspending dealings in, or delisting, securities selling for a substantial period of time at a low price per share if the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that NYSE Amex deems such action to be appropriate under the circumstances. While NYSE Amex does not provide bright line minimum share price standards for continued listing, we believe that a price less than $1.00 per share for a substantial period of time may be investigated. Our common stock has traded at below $1.00 per share since July 2007.

In addition, the NYSE Amex will normally consider suspending dealings in, or delisting, securities of an issuer which has stockholders' equity of less than $6,000,000 if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Our stockholders' equity decreased from $9.5 million as of December 31, 2010 to $6.4 million as of December 31, 2011, and we had losses from continuing operations and/or net losses in each of our five most recent fiscal years.

If we are unable to comply with the NYSE Amex continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from NYSE Amex. Alternatively, in order to avoid delisting by NYSE Amex for having a low trading price for a substantial period, we may be required to effect a reverse split of our common stock. The delisting of our common stock from NYSE Amex for whatever reason may materially impair our stockholders' ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

Our charter contains provisions that may hinder or prevent a change in control of our company, which could result in our inability to approve a change in control and potentially receive a premium over the current market value of your stock.

Certain provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of us, even if such a change in control would benefit our stockholders, or to make changes in our board of directors. For example, our certificate of incorporation (i) prohibits stockholders from filling vacancies on our board of directors, calling special stockholder meetings or taking action by written consent, and (ii) requires a supermajority vote of at least 80% of the total voting power of our outstanding shares, voting together as a single class, to remove our directors from office or to amend provisions relating to stockholders taking action by written consent or calling special stockholder meetings.

Additionally, our certificate of incorporation and restated bylaws contain provisions that could delay or prevent a change of control of our company. Some of these provisions:

●	authorize the issuance of preferred stock which can be created and issued by our board of directors without prior stockholder approval, with rights senior to those of the common stock;

●	prohibit our stockholders from making certain changes to our bylaws except with 66 2/3% stockholder approval; and

●	require advance written notice of stockholder proposals and director nominations.

These provisions could discourage third parties from taking control of our company. Such provisions may also impede a transaction in which you could receive a premium over then current market prices and your ability to approve a transaction that you consider in your best interest.

 In addition, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors, including delaying or impeding a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Future sales of our common stock reserved for issuance pursuant to stock option and warrant exercises may adversely affect the market price of our common stock.

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of December 31, 2011, there were approximately 4,314,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.15 to $3.33 per share. As of December 31, 2011, there were also outstanding warrants to purchase an aggregate of approximately 4,500,000 shares of common stock at exercise prices ranging from $0.30 to $1.50 per share.

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

ITEM 2.  Properties

We lease approximately 28,000 square feet of office space at 2231 Rutherford Road, Carlsbad, California.  The term of the lease is from June 2011 through November 2018, and we are entitled to renew the lease for an additional five-year extension.  The facility that we lease is suitable for our current needs and is considered adequate to support expected growth.

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

We are involved in ongoing sales tax inquiries, including certain formal assessments of $641,000, with certain states and provinces.  As a result of those inquiries, we recorded a total net liability of $604,000 and $746,000 as of December 31, 2011 and 2010, respectively.  Based on the guidance set forth by ASC No. 450, Contingencies, we deemed the likelihood that we will be required to pay all or part of these assessments with other states as reasonably possible.

ITEM 4.  Mine Safety Disclosures

Not Applicable

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE Amex under the symbol “NTN.” Set forth below are the high and low sales prices for the common stock for the two most recent fiscal years:
	High	Low
Year Ended December 31, 2011
First Quarter	$0.52	$0.38
Second Quarter	$0.52	$0.42
Third Quarter	$0.45	$0.38
Fourth Quarter	$0.42	$0.25

	High	Low
Year Ended December 31, 2010
First Quarter	$0.56	$0.26
Second Quarter	$0.74	$0.43
Third Quarter	$0.55	$0.33
Fourth Quarter	$0.46	$0.31

On March 26, 2012, the closing price for our common stock as reported on the NYSE Amex was $0.25 and there were approximately 1,085 holders of record.

To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of our Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for our growth. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

We have 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of our common stock. In 2011 we issued approximately 37,000 shares of our common stock for payment of these dividends.

ITEM 6.  Selected Financial Data

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information otherwise required by this item.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report (including, but not limited to, the following discussion of our financial condition and results of operations) and the documents incorporated herein by reference contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including but not limited to statements regarding our future financial performance or position, our business strategy, plans or expectations, and our objectives for future operations, including relating to our products and services.  Forward-looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements.  Our actual results and outcomes may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled “Risk Factors” in Item 1A, and other documents we file with the Securities and Exchange Commission.  We cannot guarantee future results, levels of activity, performance or achievements.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report.

Overview

We provide marketing services through interactive game content for hospitality venues that offer the games free to their customers.  Founded in 1984, our company has evolved from a developer and distributor of content to an interactive entertainment network providing media, advertising and consumer marketing services.  Built on an extended network platform, this entertainment system not only allows multiple players to interact at the venue, but also enables competition between different venues. We generate revenues by charging subscription fees for our service to our Network Subscribers and also from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Our games are currently available in over 3,900 locations in the U.S. and Canada, where they are shown on approximately 20,000 screens daily. We have over 2.4 million registered users and over 52 million games are played each year. Approximately 34% of our Network Subscriber venues are related to national and regional restaurants and include well-known names such as Buffalo Wild Wings, Black Angus, Hooters, Native New Yorker and Old Chicago.

2011 Asset Acquisition

In October 2011, we acquired certain assets from Trailside Entertainment Corporation, also known as Stump! Trivia, which are used in providing live hosted trivia events at hospitality venues.  We are using these acquired assets to complement our existing social entertainment offerings.

Results of Operations

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

We generated a net loss of $3,419,000 for the year ended December 31, 2011, compared to net loss of $400,000 for the year ended December 31, 2010.

Revenue

Revenue decreased $1,439,000, or 6%, to $23,870,000 for the year ended December 31, 2011 from $25,309,000 for the year ended December 31, 2010.  This decrease was primarily due to a decrease in subscription revenue related to lower average site count and lower average revenue generated per site as well as a decrease in advertising and other miscellaneous revenue of $553,000.  These decreases were offset by revenue of $357,000 generated by the Stump! Trivia business that we acquired in October 2011.  Comparative ending site count information for the Buzztime Network is as follows:

	Network Subscribers as of December 31,
	2011	2010
United States	3,692	3,659
Canada	240	266
Total	3,932	3,925

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the years ended December 31, 2011 and 2010:

	For the years ended December 31,
	2011	2010
Revenues	$23,870,000	$25,309,000
Direct Costs	5,807,000	6,063,000
Gross Margin	$18,063,000	$19,246,000
Gross Margin Percentage	76%	76%

Gross margin as a percentage of revenue remained at 76% for the year ended December 31, 2011 compared to the prior year.  Direct costs decreased $256,000, or 4%, to $5,807,000 for the year ended December 31, 2011 as compared to $6,063,000 for the prior year period.  The decrease in direct costs was primarily attributable to a decrease in service provider fees of $333,000 primarily due to fewer service calls during the year ended December 31, 2011 compared to 2010 as well as less depreciation and amortization expense of $169,000 due to assets becoming fully depreciated.  This decrease was offset by increased expenses of $246,000 related to Stump! Trivia and other net direct costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,542,000, or 8%, to $20,448,000 for the year ended December 31, 2011 from $18,906,000 for the prior year period.  The increase in selling, general and administrative expenses was due to increased payroll and related expense of $1,054,000 primarily due to increased headcount, merit increases, increased incentive compensation, increased severance expense and increased recruiting and relocation expense for executive officers.  Professional fees and consulting expenses increased $203,000 due to legal fees associated with the Stump! Trivia asset acquisition as well as increased consulting expenses related to software development and programming.  Marketing expenses also increased by approximately $186,000 to support lead generation, new program launches and other promotional activities.  We recognized expenses of $144,000 related to our new playmaker development and approximately $127,000 related to the relocation of our corporate offices and warehouse during the year ended December 31, 2011, which were not recognized during the same period in 2010. These increases were offset by lower bad debt expense of $186,000 resulting from improved collection efforts and decreased occupancy expenses of $118,000 as a result of the lease for the new corporate headquarters.

Depreciation and Amortization

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $226,000 to $891,000 for the year ended December 31, 2011 from $665,000 for 2010 primarily due to accelerating the amortization expense of an intangible asset we acquired in 2009.

Other Income (Expense), Net

Other income (expense), net increased in income by $53,000 to $20,000 of other income for the year ended December 31, 2011 from $33,000 of other expense for the same period in 2010. The majority of this increase is due to the recognition of a sales tax refund of $49,000 and lower interest expense of $49,000 due to reduced capital lease balances during the year ended December 31, 2011 when compared to 2010.  These increases in other income were offset by an increase in foreign currency exchange losses of $38,000 related to our foreign operations and other net income decreases of $7,000 for the year ended December 31, 2011 when compared to 2010.

Income Taxes

We expect to incur state income tax liability in 2011 related to our U.S. operations.  We also expect to pay income taxes in Canada due to the profitability of NTN Canada.  For the years ended December 31, 2011 and 2010, we recorded a net tax provision of $163,000 and $42,000, respectively.  We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

At December 31, 2011, we had NOL carryforwards of approximately $53,094,000 and $20,011,000 for federal and state income tax purposes, respectively.  Section 382 of the Internal Revenue Code (“IRC”) imposes limits on the ability to use NOL carryforwards that existed prior to a change in control which are available to offset future taxable income. We completed a Section 382 analysis for the period from January 1, 1992 through September 30, 2011 and determined that we do not expect to be limited in regards to utilizing the total NOL carryforwards that existed as of September 30, 2011.  Based on our analysis of our stockholder activity for the three months ended December 31, 2011, there were no ownership changes that caused an annual limitation under the provisions of Section 382.  Accordingly, we expect to be able to utilize the total NOL carryforwards that existed as of December 31, 2011, provided we generate sufficient future earnings prior to the expiration of the NOLs, which continues expiring in 2012, and that future changes in ownership do not trigger a Section 382 limitation.  We have established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the three months ended December 31,		For the years ended December 31,
	2011	2010	2011	2010
Net (loss) income per GAAP	$(1,039,000)	$322,000	$(3,419,000)	$(400,000)
Interest expense, net	13,000	19,000	49,000	98,000
Depreciation and amortization	947,000	797,000	3,260,000	3,203,000
Income taxes	115,000	4,000	163,000	42,000
EBITDA	$36,000	$1,142,000	$53,000	$2,943,000

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $1,374,000 compared to cash and cash equivalents of $3,906,000 as of December 31, 2010.

In February 2012, we completed a stockholders rights offering to our stockholders of record as of February 2, 2012.  We issued a total of 2,070,719 shares of our common stock at a subscription price of $0.25 per share. In connection with the rights offering, we entered into an investment agreement with Matador Capital Partners, LP, or Matador.  Mr. Jeffrey A. Berg, one of our directors, is the managing member of the general partner of Matador.  Under the terms of the investment agreement, upon expiration of the rights offering, Matador purchased for $0.25 per share 8,000,000 shares of our common stock not subscribed for and purchased by holders upon exercise of their subscription rights.  We received gross proceeds of $2.5 million from the rights offering and under the investment agreement.

We believe existing cash and cash equivalents, funds generated from operations and the proceeds received from the rights offering completed in February 2012 (see Note 19) will be sufficient to meet our operating cash requirements for at least the next twelve months. We have no debt obligations other than capital leases and a note payable for certain equipment purchases.  It is our intention to continue entering into capital lease or financing facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing.  Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of December 31, 2011, we had negative working capital (current liabilities in excess of current assets) of $1,070,000 compared to working capital (current assets in excess of current liabilities) of $1,891,000 as of December 31, 2010.  The following table shows our change in working capital from December 31, 2010 to December 31, 2011.

Increase (Decrease)
Working capital as of December 31, 2010	$1,891,000
Changes in current assets:
Cash and cash equivalents	(2,532,000)
Restricted cash	50,000
Accounts receivable, net of allowance	201,000
Investment available-for-sale	(184,000)
Prepaid expenses and other current assets	36,000
Total current assets	(2,429,000)
Changes in current liabilities:
Accounts payable	105,000
Accrued compensation	129,000
Accrued expenses	350,000
Sales taxes payable	(92,000)
Income taxes payable	69,000
Obligations under capital lease	(90,000)
Deferred revenue	(57,000)
Other current liabilities	118,000
Total current liabilities	532,000
Net change in working capital	(2,961,000)
Working capital as of December 31, 2011	$(1,070,000)

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the years ended December 31,
	2011	2010
Cash provided by (used in):
Operating activities	$574,000	$2,831,000
Investing activities	(2,790,000)	(2,203,000)
Financing activities	(300,000)	(364,000)
Effect of exchange rates	(16,000)	5,000
Net (decrease) increase in cash and cash equivalents	$(2,532,000)	$269,000

Net cash provided by operating activities.  We are dependent on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $574,000 for the year ended December 31, 2011 compared to net cash generated from operating activities of $2,831,000 for the same period in 2010. The $2,257,000 decrease in cash provided by operations was primarily due to an increase in net loss of $3,019,000 and a decrease of $159,000 in non-cash charges, offset by an increase of $921,000 in cash provided by operating assets and liabilities during the year ended December 31, 2011 compared to 2010.

Our largest use of cash is payroll and related costs. Cash used related to payroll increased $216,000 to $11,157,000 for the year ended December 31, 2011 from $10,941,000 during 2010. This increase is primarily the result of increases in headcount during 2011, offset by the pay out of corporate incentive compensation in 2010 that was earned in 2009. No corporate incentive compensation was paid out during 2011. Our primary source of cash is cash we generate from customers. Cash received from customers decreased $2,394,000 to $24,020,000 for the year ended December 31, 2011 from $26,414,000 during 2010 primarily due to lower revenue generated during the year ended December 31, 2011 as compared to 2010.

Net cash used in investing activities.  We used $2,790,000 in cash for investing activities for the year ended December 31, 2011 compared to $2,203,000 used in cash for investing activities during 2010. The $587,000 increase in cash used in investing activities was primarily due to an increase in capital expenditures of $271,000, an increase in capitalized software expenditures of $235,000, an increase in cash used for acquisitions of $200,000, and an increase in restricted cash of $50,000 related to an acquisition.  These increases in cash used for investing activities were offset by an increase in cash provided by investing activities of $134,000 related to proceeds from the sale of securities available for sale and a decrease in cash used for a trademark license of $35,000 in 2010.

Net cash used in financing activities.  Net cash used in financing activities decreased $64,000 to $300,000 for the year ended December 31, 2011 compared to net used in financing activities of $364,000 for 2010. The decrease in cash used in financing activities was due to proceeds from a note payable net of payments of $110,000, offset by a $21,000 increase in principal payments on capital leases and a $25,000 decrease in proceeds received from the exercise of stock options.

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

We incur a relatively significant level of depreciation expense in relation to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices and associated electronics and the computers located at our customer’s sites. The Playmakers are depreciated over a five-year life and the associated electronics and computers are depreciated over two to four years.  The depreciable life of these assets was determined based on the shorter of the contractual capital lease period or their estimated useful life, which considers anticipated technology changes. We determined that the useful life of our Playmakers we purchased after September 2011 decreased from seven to five years, and any existing Playmaker prior to October 2011 was deemed to have a remaining useful life of five years as of December 31, 2011.  We based this determination on our expectation of the current version Playmakers’ usefulness in the marketplace.  As a result, we recognized approximately $21,000 in accelerated depreciation expense associated with reducing the remaining useful lives of the existing Playmakers to five years as of December 31, 2011.  If our Playmakers and associated electronics and the computers turn out to have longer lives, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and associated electronics and the computers turn out to have shorter lives, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

Investments—ASC 320, Investments-Debt and Equity Securities, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health and business outlook of the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and ratings agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investor conditions deteriorate, we may incur future impairments.

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

We performed our annual test for goodwill impairment by calculating the fair value for NTN Canada, Inc., as of September 30, 2011 and 2010.  The valuation methods employed to determine the fair value for NTN Canada, Inc. as of these periods were (1) the market approach—guideline company method, (2) the market approach—guideline transaction method and (3) the income approach—discounted cash flow method.

We consider market conditions, new product offerings, pricing and selling strategies, revenue growth rates and additional investment needed to achieve these growth rates. We believe the projections are reasonable based on existing operations and prospective business opportunities. The resulting indicated value from each approach is weighted equally and added to interest bearing debt to arrive at the indicated fair market value of the invested capital. The resulting value is compared against the carrying value of equity after interest bearing debt to determine impairment. As a result of the annual test, we determined that there were no indications of impairment as of September 30, 2011.  We considered the need to perform an additional test of goodwill of our Canadian business as of December 31, 2011, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2011 valuation.

We performed our annual review of our other intangible assets, including a review of the underlying customer base of the subscription customer intangible asset related to our asset acquisition in 2009 of substantially all of the assets of i-am TV.  We determined that the underlying customer base had diminished to such a level that the future cash flow of the remaining customers did not substantially equal the remaining net book value of the asset.  As a result, we accelerated the amortization expense of approximately $187,000 for those customers who terminated so that the net book value as of December 31, 2011 approximately equaled the future cash flow of the remaining i-am TV customers.

Purchase Accounting – We account for acquisitions pursuant to ASC No. 805, Business Combinations.  We record all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values. The purchase price allocation for the asset acquisition of Trailside Entertainment, also known as Stump! Trivia, was final as of December 31, 2011.

Assessments of Functional Currencies—The United States dollar is our functional currency, except for our operations in Canada where the functional currency is the Canadian dollar.  The financial position and results of operations of our foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of our subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2011 and 2010, we recorded $41,000 and $2,000 in foreign currency losses, respectively, due to settlements of intercompany transactions and re-measurement of intercompany balances with our Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income in the accompanying statements of operations.  Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2011, the net impact to our results of operations from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the year ended December 31, 2010.

Revenue Recognition—We recognize revenue from recurring service fees earned from our network subscribers, Stump! Trivia events, advertising revenues and distribution and licensing fees from our Buzztime-branded content delivery primarily through our interactive consumer platforms. To the extent these arrangements contain multiple deliverables, we evaluate the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. Arrangements for the transmission of our Buzztime Network contain two deliverables: the installation of equipment and the transmission of our network content for which we receive monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship. As a result, installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

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

Revenues from advertising, Stump! Trivia events, and royalties are recognized when all material services or conditions relating to the transaction have been performed or satisfied.

Software Development Costs—We capitalize costs related to the development of certain software products for the Entertainment Division in accordance with ASC No. 350.  Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $578,000 and $521,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, approximately $462,000 and $331,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the years ended December 31, 2011 and 2010, and determined to abandon various software development projects that we determined were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $155,000 and $236,000 was recognized for the years ended December 31, 2011 and 2010, respectively, which was included in our selling, general and administrative expenses.

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

The following weighted average assumptions were used for grants issued during 2011 and 2010 under the ASC No. 718 requirements:

	2011	2010
Weighted average risk-free rate	1.54%	1.68%
Weighted average volatility	97.70%	93.72%
Dividend yield	0.00%	0.00%
Expected life	5.22 years	6.50 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. Stock-based compensation expense for employees for the years ended December 31,2011 and 2010 was $332,000 and $299,000, respectively, and is expensed in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3)inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us is January 1, 2012. We do not expect that adopting this update will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220). This update (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor does the update affect how earnings per share is calculated or presented. This update is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for us is January 1, 2012. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220).   The amendment for this update is temporary and supersedes certain pending paragraphs in ASU No. 2011-05 to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income until the FASB has time to reconsider these reclassification requirements.  Since ASU No. 2011-05 and No. 2011-12 only pertain to enhanced disclosure, we do not expect that adopting these updates will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350), to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We did not adopt this update early. We do not expect that adopting this update will have a material impact on our consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

Not Applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information regarding our directors:

Name	Age (1)	Director Since
Jeff Berg	52	2008
Michael Bush	51	2009
Mary Beth Lewis	54	2009
Terry Bateman	55	2008
Steve Mitgang	50	2010
____________________________
(1)      As of March 26, 2012.

The following biographical information is furnished with respect to our directors:

Jeff Berg has served on our Board of Directors since August 2008 and as Chairman of our Board of Directors since November 2008.  Mr. Berg is a private investor currently serving as the managing member of the General Partner of Matador Capital Partners, LP, an investment partnership that he founded in 2007.  Since 2001, he has been Chairman of the Board of Directors and a lead investor in Surfline/Wavetrak Inc., a digital media business.  He was also the lead director of Swell Commerce, Inc., a direct marketer of surf apparel and accessories, a company that he co-founded in 1999, until it was sold in December 2009 to Billabong International.  From July 2000 to April 2001, Mr. Berg served as Interim Chief Executive Officer of Swell.  He was also founder and sole stockholder of Airborne Media LLC, a specialty media company that he founded in 2006, which operates web sites and publishes magazines and other niche-market print products, and sold the majority of its assets in 2009.  Between 1995 and 2000, Mr. Berg was Chairman of the Board of Directors of Accent Health, a provider of segmented, patient education-oriented TV programming to medical waiting rooms.  Mr. Berg has over 20 years of experience as a professional investor.  Prior to founding Matador Capital Partners, where he served as the Chief Investment Officer from 1994 to 2006, he worked for nine years at Raymond James Financial as a senior vice president.  Mr. Berg holds a B.S. in Business Administration from the University of Florida.  Mr. Berg was chosen to serve on our Board of Directors because of his experience with out-of-home and digital media, as well as Mr. Berg being a significant shareholder of the Company.

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

Mary Beth Lewis has served on our Board of Directors since February 2009.  From August 2007 to January 2009, Ms. Lewis served as Chief Financial Officer of Fresh Produce Sportswear, Inc., a women’s apparel company.  Since August 2009 and also from August 2006 to May 2007, she has been an accounting instructor in the College of Business at Colorado State University.  From October 2001 to April 2005, Ms. Lewis served as Chief Financial Officer of Noodles & Company, a restaurant chain.  From September 1992 to July 2011, she was the Chief Financial Officer of Wild Oats Markets, Inc., a national natural foods grocery store chain.  Ms. Lewis currently serves on the Board of Directors for eBags, Inc., an online retailer of bags and accessories, where she also serves as the chairman of its audit committee.  Ms. Lewis holds two undergraduate degrees from West Virginia University: a B.A. in Psychology and a B.S. in Speech Pathology and Audiology.  Ms. Lewis also holds an MBA in Accounting and Finance from the University of Pittsburgh.  Ms. Lewis was chosen to serve on our Board of Directors because of her financial and corporate governance expertise and her prior experience as a chief financial officer.

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

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age (1)	Position(s) Held
Michael Bush	51	President and Chief Executive Officer
Kendra Berger	45	Chief Financial Officer
Christopher George	37	Chief Information Officer
Vladimir Khuchua-Edelman	38	Chief Content Officer
Tony Duckett	48	Executive Vice President, Sales
____________________________
(1)      As of March 26, 2012.

The following biographical information is furnished with respect to our executive officers other than Mr. Bush.  For biographical information related to Mr. Bush, please see “Directors” above.

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

Tony Duckett was appointed as Executive Vice President of Sales in March 2011 to lead our sales and account retention team. Prior to becoming our Executive Vice President of Sales, Mr. Duckett was Vice President of Sales for Aramark Uniform Service from November 2009 to March 2011. From March 2009 to November 2009, Mr. Duckett was Senior Vice President of Sales at Nexicon Inc., a technology- based venture capital firm designed to help copyright holders protect their intellectual properties. From May 2007 to March 2009, Mr. Duckett served as President of Umbrella Entertainment, Inc. where he lead the business development team.  Prior to Umbrella Entertainment, Mr. Duckett held executive level positions with Bowne & Company, Nortel Networks, Tandem Computers, Sony and IBM.  Mr. Duckett holds an economics and business degree from Lafayette College.

Additional information responsive to Part III, Item 10 will be included in our proxy statement relating to our 2012 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2011 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.  Executive Compensation

Information responsive to Part III, Item 11 will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to Part III, Item B will be included in the Proxy Statement and is incorporated herein by reference.

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

ITEM 14.  Principal Accounting Fees and Services

Information responsive to Part III, Item 14 will be included in the Proxy and is incorporated herein by reference.

PART IV

ITEM 15.  Exhibits, Consolidated Financial Statement Schedules

(a) The following documents are filed as a part of this report:

Consolidated Financial Statements and Schedule. The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements and Schedule” on page F-1.

Exhibits. The following exhibits are filed or furnished as a part of this report:

INDEX TO EXHIBITS
Exhibit	Description	Incorporation By Reference
2.1	Asset Purchase Agreement dated October 5, 2011 between NTN Buzztime, Inc. and Trailside Entertainment Corporation	Filed herewith.

2.2	Asset Purchase Agreement dated May 11, 2009 between NTN Buzztime, Inc. and Instant Access Media, LLC	Previously filed as an exhibit to NTN’s report on Form 8-K filed on May 15, 2009 and incorporated by reference.

2.3	Asset Purchase Agreement dated April 24, 2009 between NTN Buzztime, Inc. and iSports Inc.	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 31, 2009 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 11, 2008 and incorporated herein by reference.

3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock	Previously filed as an exhibit to NTN’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.

3.3	Bylaws of the Company, as amended	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 26, 2008 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate	Previously filed as an exhibit to NTN’s registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.

4.2	Form of Common Stock Purchase Warrant issued on April 24, 2009 by and between NTN Buzztime, Inc. and iSports Inc.	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 31, 2009 and incorporated herein by reference.

4.3	Form of Common Stock Purchase Warrant issued on May 11, 2009 by and between NTN Buzztime, Inc. and Instant Access Media, LLC	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 31, 2009 and incorporated herein by reference.

4.4	Registration Rights Agreement dated as of May 11, 2009 by and between the Company and Instant Access Media, LLC et al.	Previously filed as an exhibit to the NTN’s report on Form 8-K filed on May 15, 2009 and incorporated by reference.

10.1(a)*	2004 Performance Incentive Plan	Previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed by NTN on September 3, 2004 and incorporated herein by reference.

10.1(b)*	Form of Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

Exhibit	Description	Incorporation By Reference
10.1(c)*	Form of Non-Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

10.1(d)*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

10.1(e)*	Form of Initial Director Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

10.1(f)*	Form of Annual Director Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

10.1(g)*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on March 24, 2009 and incorporated herein by reference.

10.2(a)*	2010 Performance Incentive Plan	Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A filed by NTN on April 29, 2010 and incorporated herein by reference.

10.2(b)*	Form of Incentive Stock Option Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference.

10.2(c)*	Form of Nonstatutory Stock Option Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference.

10.3*	NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2010	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference.

10.4(a)*	Employment Agreement, dated April 12, 2010, by and between the Company and Michael Bush Bateman	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 13, 2010 and incorporated herein by reference.

10.4(b)*	Amendment and Restated Employment Agreement, dated December 28, 2010, by and between the Company and Michael Bush	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 25, 2011 and incorporated herein by reference.

10.4(c)*	Amendment One to the Amended and Restated Employment Agreement, dated March 21, 2011, by and between the Company and Michael Bush	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on May 13, 2011 and incorporated herein by reference.

10.5*	Severance Agreement and General Release, dated April 30, 2010, by and between the Company and Kenneth Keymer	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 13, 2010 and incorporated herein by reference.

10.6*	Employment offer letter, dated May 25, 2010, by and between the Company and Christopher George.	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 13, 2010 and incorporated herein by reference.

Exhibit	Description	Incorporation By Reference
10.7	Office Lease, dated February 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company Filed herewith.	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 25, 2011 and incorporated herein by reference.

10.8*	Employment offer letter, dated February 7, 2010, by and between the Company and Vladimir Khuchua-Edelman.	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 25, 2011 and incorporated herein by reference.

10.9	Master Equipment Lease dated as of September 29, 2009, by and between the Company and Data Sales Co.	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 25, 2011 and incorporated herein by reference.

10.10*	Employment offer letter, dated February 28, 2011, by and between the Company and Peter Tony Duckett	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on May 13, 2011 and incorporated herein by reference.

10.11*	NTN Buzztime, Inc. Corporate Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2011	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on May 13, 2011 and incorporated herein by reference.

10.12	Confirmation of Lease Term, dated June 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 12, 2011 and incorporated herein by reference.

10.13	Investment Agreement, dated December 20, 2011, between NTN Buzztime, Inc. and Matador Capital Partners, L.P.	Previously filed as an exhibit to NTN’s report on Form 8-K filed on December 20, 2011 and incorporated herein by reference.

14.1	Company Code of Ethics	Previously filed as an exhibit to NTN’s report on Form 8-K filed on August 13, 2010 and incorporated herein by reference.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Mayer Hoffman McCann P.C.	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
*	Management Contract or Compensatory Plan

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

NTN BUZZTIME, INC.

By:	/s/KENDRA BERGER
Kendra Berger Chief Financial Officer (As Principal Financial and Accounting Officer)

Dated: March 30, 2012

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

Signature	Title	Date

/s/Michael J. Bush	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
Michael J. Bush

/s/Kendra Berger	Chief Financial Officer and Accounting Officer	March 30, 2012
Kendra Berger

/s/ Jeff Berg	Director and Chairman of the Board	March 30, 2012
Jeff Berg

/s/Mary Beth Lewis	Director	March 30, 2012
Mary Beth Lewis

/s/Terry Bateman	Director	March 30, 2012
Terry Bateman

/s/Steve Mitgang	Director	March 30, 2012
Steve Mitgang

NTN BUZZTIME, INC. AND SUBSIDIARIES
(Formerly NTN Communications, Inc. and Subsidiaries)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NTN Buzztime, Inc.

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011.  Our audit also included the financial statement schedule for each of the years in the two-year period ended December 31, 2011, listed in the Index at Item 15.  NTN Buzztime, Inc.’s management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA
March 30, 2012

NTN BUZZTIME, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,374	$3,906
Restricted cash	50	-
Accounts receivable, net of allowances of $180 and $220, respectively	750	549
Investments available-for-sale (Note 6)	-	184
Prepaid expenses and other current assets	624	588
Total current assets	2,798	5,227
Broadcast equipment and fixed assets, net (Note 4)	4,255	3,638
Software development costs, net of accumulated amortization of $1,584 and $1,591, respectively	1,320	1,094
Deferred costs	1,132	839
Goodwill (Note 5)	1,236	1,261
Intangible assets, net (Note 5)	845	1,025
Other assets	61	41
Total assets	$11,647	$13,125

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$528	$423
Accrued compensation (Note 7)	757	628
Accrued expenses	801	451
Sales taxes payable	764	856
Income taxes payable	77	8
Obligations under capital lease - current portion (Note 12)	286	376
Deferred revenue	463	520
Other current liabilities	192	74
Total current liabilities	3,868	3,336
Obligations under capital leases, excluding current portion	164	105
Deferred revenue, excluding current portion	186	124
Deferred rent	756	-
Other liabilities	323	99
Total liabilities	5,297	3,664
Commitments and contingencies (Notes 12 and 13)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000 shares authorized; 161 shares issued and outstanding at December 31, 2011 and December 31, 2010	1	1
Common stock, $.005 par value, 84,000 shares authorized; 60,927 and 60,751 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	305	304
Treasury stock, at cost, 503 shares at December 31, 2011 and December 31, 2010, respectively	(456)	(456)
Additional paid-in capital	116,497	116,114
Accumulated deficit	(110,719)	(107,284)
Accumulated other comprehensive income (Note 15)	722	782
Total shareholders' equity	6,350	9,461
Total shareholders' equity and liabilities	$11,647	$13,125

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010

Revenues	$23,870	$25,309
Operating expenses:
Direct operating costs (includes depreciation and amortization of $2,369 and $2,538, respectively)	5,807	6,063
Selling, general and administrative	20,448	18,906
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	891	665
Total operating expenses	27,146	25,634
Operating loss	(3,276)	(325)
Other income (expense):
Interest income	3	3
Interest expense	(52)	(101)
Other income	69	65
Total other income (expense), net	20	(33)
Loss before income taxes	(3,256)	(358)
Provision for income taxes	(163)	(42)
Net loss	$(3,419)	$(400)

Net loss per common share - basic and diluted	$(0.06)	$(0.01)

Weighted average shares outstanding - basic and diluted	60,402	60,134

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2011	2010

Net loss	$(3,419)	$(400)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (Note 15)	(40)	79
Unrealized holding gain on investment available-for-sale	-	4
Reclassification adjustment for gain on investment available-for-sale included in net income	(20)	-
Other comprehensive (loss) income	(60)	83
Comprehensive loss	$(3,479)	$(317)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the years ended December 31, 2011 and 2010
(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Total
Balances at December 31, 2009	$161	1	60,359	$302	$115,740	$(456)	$(106,868)	$699	$9,418

Foreign currency translation adjustment	-	-	-	-	-	-	-	79	79
Unrealized holding gain on investment available-for-sale	-	-	-	-	-	-	-	4	4
Net loss	-	-	-	-	-	-	(400)	-	(400)
Issuance of stock in lieu of dividends	-	-	34	-	16	-	(16)	-	-
Issuance of common stock upon exercise of stock option	-	-	358	2	59	-	-	-	61
Non-cash stock based compensation	-	-	-	-	299	-	-	-	299

Balances at December 31, 2010	161	1	60,751	304	116,114	(456)	(107,284)	782	9,461

Foreign currency translation adjustment	-	-	-	-	-	-	-	(40)	(40)
Reclassification adjustment for gain on investment available-for-sale included in net income	-	-	-	-	-	-	-	(20)	(20)
Net loss	-	-	-	-	-	-	(3,419)	-	(3,419)
Issuance of stock in lieu of dividends	-	-	37	-	16	-	(16)	-	-
Issuance of common stock upon exercise of stock option	-	-	139	1	35	-	-	-	36
Non-cash stock based compensation	-	-	-	-	332	-	-	-	332

Balances at December 31, 2011	161	$1	60,927	$305	$116,497	$(456)	$(110,719)	$722	$6,350

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2011	2010
Cash flows provided by operating activities:
Net loss	$(3,419)	$(400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,260	3,203
Provision for doubtful accounts	5	191
Stock-based compensation	332	299
Loss on sales of securities available-for-sale	30	-
Loss from disposition of equipment and capitalized software	166	259
Changes in assets and liabilities:
Accounts receivable	(204)	(131)
Prepaid expenses and other assets	(58)	41
Accounts payable and accrued liabilities	494	(1,082)
Income taxes payable	70	169
Deferred costs	(293)	244
Deferred revenue	4	38
Deferred rent	187	-
Net cash provided by operating activities	574	2,831
Cash flows used in investing activities:
Capital expenditures	(1,594)	(1,323)
Software development expenditures	(1,080)	(845)
Trademark license	-	(35)
Proceeds from sale of securities available-for-sale	134	-
Acquisitions, net of cash acquired	(200)	-
Changes in restricted cash	(50)	-
Net cash used in investing activities	(2,790)	(2,203)
Cash flows used in financing activities:
Principal payments on capital lease	(446)	(425)
Proceeds from note payable	123	-
Payments on note payable	(13)	-
Proceeds from exercise of stock options	36	61
Net cash used in financing activities	(300)	(364)
Net (decrease) increase in cash and cash equivalents	(2,516)	264
Effect of exchange rate on cash	(16)	5
Cash and cash equivalents at beginning of year	3,906	3,637
Cash and cash equivalents at end of year	$1,374	$3,906

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$49	$90

Income taxes	$57	$50
Supplemental disclosure of non-cash investing and financing activities:

Equipment acquired under capital lease	$414	$419

Issuance of common stock in lieu of payment of dividends	$16	$16

Unrealized holding gain on investments available-for-sale	$-	$4

Reclassification adjustment for gain on investment available-for-sale included in net income	$(20)	$-

Earn-out liability in connection with the acquisition of intangible assets	$185	$-

Lease incentive paid by landlord	$569	$-
See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2011 and 2010

1.	Organization of Company

Description of Business

NTN Buzztime, Inc. (the “Company”) was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The Company changed its name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

The Company provides marketing services through interactive game content for hospitality venues that offer the games free to their customers.  The Company has evolved from a developer and distributor of content to an interactive entertainment network providing media, advertising and consumer marketing services.  The Company generates revenues from by charging subscription fees for its services to its Network Subscribers and also from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Its games are currently available in over 3,900 locations in the U.S. and Canada.

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

Reclassifications

The Company reclassified the consolidated statement of cash flows for the period ended December 31, 2010 to conform to the 2011 presentation.

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

Cash and Cash Equivalents—ASC No. 230, Statement of Cash Flows, defines “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, the Company has applied the provisions of ASC No. 230, as it considers all highly liquid investment instruments with original maturities of three months or less, or any investment redeemable without penalty or loss of interest to be cash equivalents.

Capital Resources—The Company is dependent upon cash on hand and cash flow from operations to meet its liquidity needs.  The Company believes existing cash and cash equivalents, together with funds generated from operations and the proceeds of the rights offering received in February 2012 (see Note 19), will be sufficient to meet its operating cash requirements for at least the next 12 months. The Company currently has no debt obligations other than capital leases.  It is the Company’s intention to continue entering into capital lease facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions the Company may undertake to reduce planned capital purchases, further reduce expenses or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If the Company requires additional capital, it may be unable to secure additional financing on terms that are acceptable to the Company, or at all.

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

The Company incurs a relatively significant level of depreciation expense in relation to its operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices and associated electronics and the computers located at our customer’s sites. The Playmakers are depreciated over a five-year life and the associated electronics and computers are depreciated over two to four years.  The depreciable life of these assets was determined based on the shorter of the contractual capital lease period or their estimated useful life, which considers anticipated technology changes. The Company determined that the useful life of its Playmakers purchased after September 2011 decreased from seven to five years, and any existing Playmaker prior to October 2011 was deemed to have a remaining useful life of five years as of December 31, 2011.  The Company based this determination on its expectation of the current version Playmakers’ usefulness in the marketplace.  As a result, the Company recognized approximately $21,000 in accelerated depreciation expense associated with reducing the remaining useful lives of the existing Playmakers to five years as of December 31, 2011.If the Playmakers and associated electronics and the computers turn out to have longer lives, on average, than estimated, then depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and associated electronics and the computers turn out to have shorter lives, on average, than estimated, then depreciation expense would be significantly increased in those future periods.

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

The Company performed its annual test for goodwill impairment by calculating the fair value for NTN Canada, Inc., as of September 30, 2011. The valuation methods employed to determine the fair value for NTN Canada, Inc. at September 30, 2011 were (1) the market approach—guideline company method (2) the market approach—guideline transaction method and (3) the income approach—discounted cash flow method.

Management considers market conditions, new product offerings, pricing and selling strategies, revenue growth rates and additional investment needed to achieve these growth rates. The Company believes the projections are reasonable based on existing operations and prospective business opportunities. The resulting indicated value from each approach is weighted equally and added to interest bearing debt to arrive at the indicated fair market value of the invested capital. The resulting value is compared against the carrying value of equity after interest bearing debt to determine impairment. As a result of the annual test, the Company determined that there were no indications of impairment as of September 30, 2011.  The Company considered the need to perform an additional test of goodwill of its Canadian business as of December 31, 2011, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2011 valuation.

The Company performed its annual review of other intangible assets, including a review of the underlying customer base of the subscription customer intangible asset related to the Company’s acquisition in 2009 of substantially all of the assets of i-am TV.  The Company determined that the underlying customer base had diminished to such a level that the future cash flow of the remaining customers did not substantially equal the remaining net book value of the asset.  As a result, the Company accelerated the amortization expense of approximately $187,000 for those customers who terminated so that the net book value as of December 31, 2011 approximately equaled the future cash flow of the remaining i-am TV customers.

Assessments of Functional Currencies—The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar.  The financial position and results of operations of the Canadian subsidiary is measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of its foreign subsidiary have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2011 and 2010, the Company recorded $41,000 and $2,000 in foreign currency transaction losses, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with its Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income in the accompanying statements of operations.  Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2011, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the year ended December 31, 2010.

Purchase Accounting – The Company accounts for acquisitions pursuant to ASC No. 805, Business Combinations.  The Company records all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values. The purchase price allocation for the asset acquisition of Trailside Entertainment Corporation, also known as Stump! Trivia, was final as of December 31, 2011.

Revenue Recognition—The Company recognizes revenue from recurring service fees earned from its network subscribers, Stump! Trivia events, advertising revenues, and distribution and licensing fees from its Buzztime-branded content delivered primarily through its interactive consumer platforms. To the extent its arrangements contain multiple deliverables the Company evaluates the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. The Company’s arrangements for the transmission of the Buzztime Network contain two deliverables: the installation of its equipment and the transmission of its network content for which the Company receives monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship.  As a result, installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

In addition, the direct expenses of the installation, commissions, setup and training are deferred and amortized on a straight-line basis and are classified as deferred costs on the accompanying consolidated balance sheets. The amortization period approximates the estimated life of the customer relationship for deferred direct costs that are of an amount that is less than or equal to the deferred revenue for the related contract. For costs that exceed the deferred revenue, the amortization period is the initial term of the contract, in accordance with ASC No. 605, which is generally one year.

Revenues from advertising, Stump! Trivia events and royalties are recognized when all material services or conditions relating to the transaction have been performed or satisfied.

Software Development Costs—The Company capitalizes costs related to developing certain software products in accordance with ASC No. 350.  Amortization expense relating to capitalized software development costs totaled $578,000 and $521,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, approximately $462,000 and $331,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the years ended December 31, 2011 and 2010, and determined to abandon various software development projects that it determined were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment loss of $155,000 and $236,000 was recognized for the years ended December 31, 2011 and 2010, respectively, which is included in selling, general and administrative expenses.

Advertising Costs – Marketing-related advertising costs are expensed as incurred and amounted to $96,000 for the year ended December 31, 2011 and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.  There were no advertising costs incurred for the year ended December 31, 2010.

Shipping and Handling Costs—Shipping and handling costs are included in direct operating costs in the accompanying consolidated statements of operations and are expensed as incurred.

Stock-Based Compensation— The Company estimates the fair value of its stock options using a Black-Scholes option pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Stock-based compensation expense is reported in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220). This update (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor does the update affect how earnings per share is calculated or presented. This update is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for the Company is January 1, 2012.  In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220). The amendment for this update is temporary and supersedes certain pending paragraphs in ASU No. 2011-05 to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income until the FASB has time to reconsider these reclassification requirements.  Since ASU No. 2011-05 and No. 2011-12 only pertain to enhanced disclosure, the Company does not expect that adopting these updates will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350), to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company did not adopt this update early. The Company does not expect that adopting this update will have a material impact on its consolidated financial statements.

3.	Asset Acquisition

On October 5, 2011, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Trailside Entertainment Corporation, a Massachusetts corporation (“Trailside Entertainment” or “Stump! Trivia”), in connection with the Company’s purchase of certain Trailside Entertainment assets used in the conduct of Trailside Entertainment’s business of providing live hosted trivia events at hospitality venues (the “Acquired Assets”). The asset purchase was also consummated on October 5, 2011.

Pursuant to the terms of the Asset Purchase Agreement, in consideration for the Acquired Assets, the Company paid to Trailside Entertainment the sum of $250,000 in cash, $200,000 of which was paid on the closing date of the acquisition.  The Company will hold back $50,000 (the “Holdback Amount”) of the purchase price for a period of six months to secure payment of the Company’s right to indemnification under the Asset Purchase Agreement.  On the date that is six months following the closing of the asset purchase, the Company will deliver to Trailside Entertainment any remaining amount of the Holdback Amount, less amounts that would be necessary to satisfy any then pending and unsatisfied or unresolved claims for indemnification made by the Company. The $50,000 Holdback Amount is recorded as restricted cash on the accompanying consolidated balance sheet as of December 31, 2011.

In addition to the $250,000 cash payment, the Company agreed to pay additional consideration to Trailside Entertainment upon achieving certain gross profit objectives relating to the acquired business (as set forth in the Asset Purchase Agreement) for fiscal years 2012, 2013 and 2014.  The Asset Purchase Agreement contains customary representations, warranties and covenants.

In connection with this transaction, the Company entered into employment agreements (the “Employment Agreements”) with two principal executives of Trailside Entertainment, Robert D. Carney and George Groccia, each of whom serve as a Vice President of the Company.  The Company will use the acquired assets to complement its existing social entertainment offerings.

The Company accounted for the acquisition pursuant to ASC No. 805, Business Combinations.  Accordingly, it recorded net assets and liabilities acquired at their fair values.  As of December 31, 2011, the final purchase price allocation is as follows:

Intangible assets - customer list	$435,000
Total assets	435,000

Earnout liability	(185,000)
Total liabilities	(185,000)

Purchase price allocated to assets and liabilities acquired	$250,000

The purchase price may be increased or decreased if certain gross profit objectives relating to the acquired business deviate from the Company’s estimates in calendar years 2012, 2013 and 2014. In that event, the earnout liability will be adjusted and the change will be reflected in current earnings in the period that the adjustment becomes necessary.

The Company incurred approximately $51,000 in acquisition-related expenses, which are recorded in selling, general and administrative expense on the accompanying statement of operations.

The following unaudited pro forma information assumes that the October 5, 2011 asset acquisition occurred on January 1, 2011 and 2010, respectively.  These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the periods indicated above, or of future results of operations.  The unaudited pro forma results for the years ended December 31, 2011 and 2010 are as follows:

	Twelve months ended December 31,
	2011	2010
Revenue	$24,496,000	$26,082,000
Net (loss) income	$(3,514,000)	$(598,000)
Earnings per share - basic and diluted	$(0.06)	$(0.01)
Weighted average shares - basic and diluted	60,402,000	60,134,000

The unaudited pro forma information presented above has been adjusted for material, nonrecurring items directly related to the asset acquisition such as recording amortization expense on the acquired intangible asset, removing acquisition related costs incurred in the periods presented, and increasing the salary expense for the two principal executives of Trailside Entertainment who entered into employment agreements with the Company effective upon the acquisition date.

Since the acquisition date, the Company recognized approximately $357,000 in additional revenue and $15,000 in earnings for the year ended December 31, 2011.

4.	Broadcast Equipment and Fixed Assets

Broadcast equipment and fixed assets are recorded at cost and consist of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Broadcast equipment	$17,676,000	$17,793,000
Furniture and fixtures	635,000	790,000
Machinery and equipment	3,828,000	5,449,000
Leasehold improvements	606,000	562,000
Other equipment	24,000	24,000
	22,769,000	24,618,000

Accumulated depreciation	(18,514,000)	(20,980,000)

Total	$4,255,000	$3,638,000

Depreciation expense totaled $2,068,000 and $2,252,000 for the years ended December 31, 2011and 2010, respectively.

5.	Goodwill and Other Intangible Assets

The Company’s goodwill balance relates to the purchase of NTN Canada.  The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2011and it was determined that there were no indications of impairment.  The Company considered the need to perform an additional test of goodwill of its Canadian business as of December 31, 2011, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2011 valuation.

As discussed in Note 3, during the quarter ended December 31, 2011, the Company acquired certain assets of Trailside  Entertainment.  As a result of this transaction, the Company recorded $435,000 in a customer list intangible asset, which will be amortized on a straight line basis over 36 months. The useful life reflects the estimated period of time and method by which the underlying intangible asset benefits will be realized.

The Company also has other intangible assets comprised predominantly of developed technology, trivia databases, trademarks, and customer relationships acquired in 2009.  The Company determined that the underlying customer base of the subscription customer intangible asset related to its acquisition in 2009 of substantially all of the assets of i-am TV had diminished to such a level that the future cash flow of the remaining customers did not substantially equal the remaining net book value of the asset.  As a result, the Company accelerated the amortization expense of approximately $187,000 for those customers who terminated so that the net book value as of December 31, 2011 approximately equaled the future cash flow of the remaining i-am TV customers.

The weighted average remaining useful life for all intangible assets is 2.4 years as of December 31, 2011. Amortization expense relating to all intangible assets totaled $614,000 and $430,000 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, intangible assets with estimable lives were comprised of the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Trivia database	$438,000	$(352,000)	$86,000	$446,000	$(314,000)	$132,000
Trademarks and trademark licenses	67,000	(67,000)	-	67,000	(67,000)	-
Acquired technology	599,000	(322,000)	277,000	599,000	(202,000)	397,000
Acquired advertising customers	302,000	(302,000)	-	302,000	(302,000)	-
Acquired subscription customers	874,000	(803,000)	71,000	874,000	(378,000)	496,000
Acquired customer list	435,000	(24,000)	411,000	-	-	-
Developed technology	-	-	-	206,000	(206,000)	-
Total	$2,715,000	$(1,870,000)	$845,000	$2,494,000	$(1,469,000)	$1,025,000

The estimated aggregate amortization expense relating to the Company’s intangible assets for the five succeeding years is as follows:

Year Ending	Estimated Aggregate Amortization Expense
2012	$379,000
2013	307,000
2014	159,000
Thereafter	-
Total	$845,000

6.	Fair Value of Financial Instruments

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

The Company held one investment available-for-sale asset, which was comprised of 2,518,260 shares of an Australian gaming technology corporation. The Company’s holding in eBet represented less than 1% of eBet’s current outstanding shares.  During 2011, the Company sold its shares of eBet, and as of December 31, 2011, the Company no longer holds any shares in this investment.  The Company recognized a loss on the sale of these shares of approximately $30,000 for the year ended December 31, 2011, which is included in other income (expense), net. At December 31, 2010, the unrealized gain in the investment was $20,000 and was recorded in accumulated other comprehensive income in the Company’s consolidated balance sheets (see Note 15).  This gain was reclassified to earnings during 2011.  There were no remaining unrealized gains or losses relating to this investment as of December 31, 2011.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

The fair value of the Company’s investment in eBet Limited is determined based on quoted market prices, which is a Level 1 classification. The Company records the investment on the balance sheet at fair value with changes in fair value recorded as a component of other comprehensive income (loss) in the consolidated balance sheet (see Note 15).

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Certain assets are measured at fair value on a non-recurring basis and are subject to fair value adjustments only in certain circumstances. Included in this category are goodwill written down to fair value when determined to be impaired, acquired assets and long-lived assets including capitalized software that are written down to fair value when they are held for sale or determined to be impaired.  The valuation methods for goodwill, assets and liabilities resulting from acquisitions, and long-lived assets involve assumptions concerning interest and discount rates, growth projections, and/or other assumptions of future business conditions.  As all of the assumptions employed to measure these assets and liabilities on a nonrecurring basis are based on management’s judgment using internal and external data, these fair value determinations are classified in Level 3 of the valuation hierarchy.

There were no transfers between fair value measurement levels during the year ended December 31, 2011.

7.	Accrued Compensation

Accrued compensation consisted of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Accrued vacation	$429,000	$436,000
Accrued bonuses	55,000	58,000
Accrued salaries	59,000	62,000
Accrued commissions	214,000	72,000
Total accrued compensation	$757,000	$628,000

8.	Concentrations of Risk

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

The Buzztime Network provides services to group viewing locations, generally restaurants, sports bars and lounges throughout North America. Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company’s customer base, and their dispersion across many different geographic locations. The Company performs credit evaluations of new customers and generally requires no collateral. The Company maintains an allowance for doubtful accounts to provide for credit losses.

Significant Customer

For the years ended December 31, 2011 and 2010, the Company generated approximately 21% and 19%, respectively, of total revenue from a national chain, Buffalo Wild Wings together with its franchisees. As of December 31, 2011 and 2010, approximately $95,000 and $100,000, respectively, was included in accounts receivable from this customer.

Single Source Playmaker Supplier

The Company currently purchases its Playmakers from an unaffiliated Taiwanese manufacturer subject to the terms of a supply agreement dated April 23, 2007 with a term that automatically renews for one year periods.  The Company currently does not have an alternative source for its playmaker devices.  Management believes other manufacturers could be identified to produce the Playmakers on comparable terms.  A change in manufacturers, however, could cause delays in supply and may have an adverse effect on the Company’s operations.  As of December 31, 2011 and 2010, approximately $70,000 and $127,000, respectively, were included in accounts payable or accrued expenses for this supplier.

9.	Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 9,024,000 and 9,244,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2011 and 2010, respectively, as their effect was anti-dilutive.

10.	Stockholders’ Equity

Equity Incentive Plans

2004 Performance Incentive Plan

In September 2004 at a Special Meeting of Stockholders, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provided for the issuance of up to 2,500,000 shares of NTN common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full, were available for issuance under the 2004 Plan. On the effective date, the 1995 Plan had approximately 77,000 options available for grant.  Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant.  In September 2009, the 2004 Plan expired.  All awards that were granted under the 2004 Plan will continue to be governed by the 2004 Plan until they are exercised or expire in accordance with that plan’s terms. As of December 31, 2011, there were approximately 1,120,000 options outstanding under the 2004 Plan.

2010 Performance Incentive Plan

In June 2010, the Company’s shareholders approved the 2010 Performance Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the issuance of up to 6,000,000 shares of NTN common stock.  Under the 2010 Plan, options for the purchase of NTN common stock or other instruments such as deferred stock units may be granted to officers, directors, employees and consultants.  The Board of Directors designated its Nominating and Corporate Governance/Compensation Committee as the 2010 Plan Committee.  Stock options granted under the 2010 Plan may either be incentive stock options or nonqualified stock options.  A stock option granted under the 2010 Plan generally cannot be exercised until it becomes vested.  The 2010 Plan Committee establishes the vesting schedule of each stock option at the time of grant.  At its discretion, the 2010 Plan Committee can accelerate the vesting, extend the post-termination exercise term or waive restrictions of any stock options or other awards under the 2010 Plan.  Options under the 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant.  As of December 31, 2011, there were approximately 3,194,000 options outstanding under the 2010 Plan.

Buzztime Distribution Stock Incentive Plan

On May 31, 2001, Buzztime Distribution adopted an incentive stock option plan. Pursuant to the plan, Buzztime Distribution may grant options to purchase Buzztime Distribution common stock, subject to applicable share limits, upon terms and conditions specified in the plan. There were 300,000 shares authorized under this plan, and the plan expired on May 31, 2011. No options were granted under the plan.

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

The following weighted-average assumptions were used for grants issued during 2011 and 2010 under the ASC No. 718 requirements:

	2011	2010
Weighted average risk-free rate	1.54%	1.68%
Weighted average volatility	97.70%	93.72%
Dividend yield	0.00%	0.00%
Expected life	5.22 years	6.50 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees in 2011 and 2010 was $332,000 and $299,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2011:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2010	4,496,000	$0.77	7.34	$42,000
Granted	993,000	0.44	-	-
Exercised	(139,000)	0.26	-	-
Forfeited	(158,000)	0.40
Cancelled	(878,000)	1.41	-	-
Outstanding December 31, 2011	4,314,000	$0.59	7.74	$2,000

Options vested and exercisable at December 31, 2011	2,040,000	$0.74	6.72	$1,000

The aggregate intrinsic value of options at December 31, 2011 is based on the company’s closing stock price on that date of $0.25 per share as reported by the NYSE Amex.  The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $26,000 and $113,000, respectively. The total cash received as a result of stock option exercises during the twelve months ended December 31, 2011 and 2010 was approximately $36,000 and $61,000, respectively.

The per share weighted average grant-date fair value of stock options granted during 2011 and 2010 was $0.32 and $0.41, respectively.

As of December 31, 2011, the unamortized compensation expense related to outstanding unvested options was approximately $489,000 with a weighted average remaining requisite service period of 2.41 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses, a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

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

The following table summarizes deferred stock unit activity during 2011:

Outstanding Deferred Stock
December 31, 2010	87,000
Granted	-
Cancelled	(38,000)
December 31, 2011	49,000

Balance exercisable at December 31, 2011	-

The Company did not grant any deferred stock units during the twelve months ended December 31, 2011 or 2010.  The deferred stock units outstanding have performance-based accelerated vesting provisions that are tied to certain revenue targets for the Company which could result in accelerated vesting of up to 50% of the total award.  The Company has evaluated the likelihood of attaining the performance based targets and they are not considered probable, therefore, accelerated expense was not recorded.  The Company will continue to monitor its revenue results and should any estimates made regarding the satisfaction of those performances based conditions change at any time during the estimated requisite period, an adjustment will be calculated and recorded in accordance with ASC No. 718.

Warrant Activity

The following summarizes warrant activity during 2011:

	Outstanding Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding December 31, 2010	4,500,000	$0.79	6.35
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding December 31, 2011	4,500,000	$0.79	5.35

Balance exercisable at December 31, 2011	4,500,000	$0.79	6.35

The 4,500,000 warrants outstanding were issued during 2009 in connection with asset acquisitions of iSports and i-am TV.  The fair values of the warrants were approximately $908,000 in aggregate and were determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 2.79%; dividend yield of 0%; expected volatility of 78.1%; and a term of 8 years.

Cumulative Convertible Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated is a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock).

As of December 31, 2011 and 2010, there were 161,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. For the twelve months ended December 31, 2011 and 2010, the Company issued approximately 37,000 and 34,000 common shares, respectively, for payment of dividends.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion, such that the number of shares of common stock issuable upon conversion of the preferred stock is convertible into is higher than the original conversion rate. During 2011 and 2010, there were no conversions. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

11.	Income Taxes

For each of the years 2011 and 2010, current tax provisions and current deferred tax provisions were recorded as follows:

	2011	2010
Current Tax Provision
Federal	$-	$-
State	76,000	15,000
Foreign	47,000	(11,000)
	123,000	4,000
Deferred Tax Provision
Federal	-	-
State	-	-
Foreign	40,000	38,000
	40,000	38,000
Total Tax Provision
Federal	-	-
State	76,000	15,000
Foreign	87,000	27,000
	$163,000	$42,000

The net deferred tax assets and liabilities have been reported in other assets in the consolidated balance sheets at December 31, 2011 and 2010 as follows:

	2011		2010
	Current	Noncurrent	Current	Noncurrent

Deferred Tax Assets:
NOL carryforwards	$-	$19,193,000	$-	$21,204,000
UK NOL carryforwards	-	724,000	-	724,000
Capital loss	-	446,000	-	-
Compensation and vacation accrual	152,000	-	151,000	-
Operating accruals	568,000	-	277,000	-
Research and experimentation, AMT and foreign tax credits	-	156,000	-	142,000
Fixed assets and intangibles	-	868,000	-	980,000
Foreign	-	-	8,000	13,000
Other	127,000	123,000	134,000	344,000
Total gross deferred tax assets	847,000	21,510,000	570,000	23,407,000
Valuation allowance	(566,000)	(21,222,000)	(350,000)	(23,095,000)
Net deferred tax assets	281,000	288,000	220,000	312,000

Deferred Tax Liabilities:
Capitalized software	-	341,000	-	299,000
Foreign	-	19,000	-	-
Deferred revenue	228,000	-	212,000	-
Total gross deferred liabilities	228,000	360,000	212,000	299,000
Net deferred taxes	$53,000	$(72,000)	$8,000	$13,000

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

	For the year ended December 31,
	2011	2010
Tax at federal income tax rate	$(1,107,000)	$(121,000)
State (benefit)	76,000	(15,000)
Foreign tax differential	(9,000)	(2,000)
Change in valuation allowance	1,108,000	97,000
Permanent items	60,000	83,000
Other	35,000	-
Total Provision	$163,000	$42,000

The net change in the total valuation allowance for the year ended December 31, 2011 was an increase of $1,108,000. The net change in the total valuation allowance for the year ended December 31, 2010 was an increase of $97,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2011, the Company has available net operating loss (“NOL”) carryforwards of approximately $53,094,000 for federal income tax purposes, which will continue expiring in 2012.  The NOL carryforwards for state purposes, which will continue expiring in 2012, are approximately $20,011,000.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses.  Further, Section 382 of the Internal Revenue Code (“IRC”) imposes limits on the ability to use NOL carryforwards that existed prior to a change in control to offset future taxable income. The Company completed a Section 382 analysis for the period from January 1, 1992 through September 30, 2011 and determined that the Company does not expect to be limited in regards to utilizing the total NOL carryforwards that existed as of September 30, 2011.  Based on the Company’s analysis of its stockholder activity for the three months ended December 31, 2011, there were no ownership changes that caused an annual limitation under the provisions of Section 382.  Accordingly, the Company is expected to be able to utilize the total NOL carryforwards that existed as of December 31, 2011, provided it generates sufficient future earnings prior to the expiration of the NOLs and that future changes in ownership do not trigger a Section 382 limitation.  The Company has established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets.

The deferred tax assets as of December 31, 2011 include a deferred tax asset of $1,294,000 representing NOLs arising from the exercise of stock options by Company employees.  To the extent the Company realizes any tax benefit for the NOLs attributable to the stock option exercises, such amount would be credited directly to stockholders' equity.

United States income taxes were not provided on unremitted earnings from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2006. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

12.	Commitments

Operating Leases

The Company leases office and production facilities and equipment under agreements which expire at various dates through 2018. Certain leases contain renewal provisions and escalating rental clauses and generally require us to pay utilities, insurance, taxes and other operating expenses. Lease expense under operating leases totaled $647,000 and $690,000 in 2011 and 2010, respectively.

The estimated aggregate lease payments under operating leases for each of the five succeeding years is as follows:

Years Ending December 31,	Lease Payment
2012	$370,000
2013	680,000
2014	690,000
2015	707,000
2016	685,000
Thereafter	1,205,000
Total	$4,337,000

Capital Leases

In 2009, the Company entered into a $500,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility in multiple tranches with each individual tranche having a 24 month term.  Additionally, the equipment lease has a collateral obligation whereby the Company has pledged certain equipment located at the Carlsbad, California location to satisfy the equipment leasing company’s requirements.  As of December 31, 2011, the Company had utilized $457,000 of this facility, which has been accounted for as a capital lease.  As of December 31, 2011, there were no remaining amounts outstanding under this facility.

In October 2009, the Company entered into a $1,000,000 equipment lease facility with an equipment leasing company.  The terms of that agreement allow for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having a 24 month term.  As of December 31, 2011, the Company had utilized $743,000 of this facility, which has been accounted for as a capital lease.  As of December 31, 2011, $270,000 remained outstanding under this facility.

As of December 31, 2011 and 2010, property held under current capital leases was as follows:

	For the Years Ended
	December 31,
	2011	2010
Broadcast equipment	$711,000	$1,023,000
Other equipment	148,000	43,000
	859,000	1,066,000
Accumulated depreciation	(439,000)	(592,000)

Total	$420,000	$474,000

Total depreciation expense under capital leases was $441,000 and $433,000 for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, future minimum payments under all capital leases are as follows:

Years Ending December 31,	Lease Payment
2012	$318,000
2013	115,000
2014	40,000
2015	17,000
2016	12,000
Thereafter	-
Total minimum payments	502,000
Less amounts representing interest	(52,000)
Present value of net minimum payments	450,000
Less current portion	(286,000)
Long-term capital lease obligations	$164,000

Note Payable

In July 2011, the Company entered into an equipment financing agreement with a bank in the amount of $123,000, which is recorded in other current liabilities and other liabilities in the accompanying consolidated balance sheet.  The proceeds of the note payable were used to finance certain equipment purchases and other services related to the relocation of the Company’s Carlsbad, California office.  The note payable bears interest at 5.85% and is collateralized by a first priority security interest in the equipment purchased with the proceeds.  The Company will make 36 equal monthly payments in the amount of $3,705, which includes interest, until fully paid in August 2014.  As of December 31, 2011, $110,000 remained outstanding under this financing agreement.

13.	Contingencies

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

The Company is involved in ongoing sales tax inquiries, including certain formal assessments which total $641,000, with certain states and provinces.  As a result of those inquiries, the Company recorded a total liability of $604,000 and $746,000 as of December 31, 2011 and 2010, respectively, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets.  Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments.

14.	Related Parties

In June 2010, Christopher George became the Company’s Chief Information Officer.  Prior to this date, the Company received consulting services and purchased hardware and software from a company that Mr. George co-founded.  Although the Company ceased receiving consulting services upon Mr. George’s employment with the Company, it continues to purchase hardware and software when economically advantageous to the Company.  During the years ended December 31, 2011 and 2010, the Company paid approximately $74,000 and $333,000, respectively, to this vendor.  There were no amounts due to this vendor as of December 31, 2011.

15.	Accumulated Other Comprehensive Income

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

The carrying value of the Company’s Australian investment, eBet, has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive income. As of December 31, 2011, the Company no longer held its investment in eBet, and therefore, there are no unrealized gains or losses remaining in accumulated other comprehensive income (see Note 6).  As of December 31, 2011 and 2010, the components of accumulated other comprehensive income were as follows:

	As of December 31,
	2011	2010
Unrealized gain on investment available-for-sale	$-	$20,000
Foreign currency translation adjustment	722,000	762,000
Ending balance	$722,000	$782,000

16.	Geographical Information

Geographic breakdown of the Company’s revenue for the last two fiscal years were as follows:

	For the years ended December 31,
	2011	2010
United States	$21,933,000	$22,904,000
Canada	1,937,000	2,405,000
Total revenue	$23,870,000	$25,309,000

Geographic breakdown of the Company’s long-term tangible assets for the last two fiscal years were as follows:

	As of December 31,
	2011	2010
United States	$4,226,000	$3,529,000
Canada	29,000	109,000
Total assets	$4,255,000	$3,638,000

17.	Retirement Savings Plan

In 1994, the Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least one month of service and have reached age 18 to defer up to 50% of their pay on a pre-tax basis.  Effective April 1, 2007, the Company began matching 50% of the first 6% of employee contributions up to a maximum of $2,000 per employee.  As of April 1, 2010, the Company discontinued the employer contribution.

18.	Selected Quarterly Financial Information (Unaudited) (amounts in thousands, except per share data)

The following table presents selected unaudited financial results for each of the eight quarters during the two year period ended December 31, 2011. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair statement of the financial information for the periods presented.

	For the three months ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Total 2011 (1)
Total revenue	$6,001	$5,893	$5,872	$6,104	$23,870
Operating loss	(520)	(1,053)	(795)	(908)	(3,276)
Loss before income taxes	(548)	(984)	(800)	(924)	(3,256)
Net loss	(559)	(984)	(837)	(1,039)	(3,419)

Per share amounts:
Net loss income per common share - basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)	$(0.06)

Weighted average shares outstanding - basic and diluted	60,372	60,388	60,404	60,424	60,402

	For the three months ended
	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Total 2010 (1)
Total revenue	$6,271	$6,191	$6,505	$6,342	$25,309
Operating (loss) income	(359)	(407)	155	286	(325)
(Loss) income before income taxes	(353)	(470)	139	326	(358)
Net (loss) income	(389)	(457)	124	322	(400)

Per share amounts:
Net (loss) income per common share - basic	$(0.01)	$(0.01)	$0.00	$0.01	$(0.01)

Net (loss) income per common share - diluted	$(0.01)	$(0.01)	$0.00	$0.01	$(0.01)

Weighted average shares outstanding - basic	59,900	60,188	60,209	60,248	60,134

Weighted average shares outstanding - diluted	59,900	60,188	60,849	60,746	60,134

(1)	The sum of the four quarters may not necessarily agree to the year total due to rounding within a quarter.

19.	Subsequent Event

In February 2012, the Company completed a stockholders rights offering to its stockholders of record as of February 2, 2012.  The Company issued a total of 2,070,719 shares of its common stock at a subscription price of $0.25 per share. In connection with the rights offering, the Company entered into an investment agreement with Matador Capital Partners, LP, or Matador.  Mr. Jeffrey A. Berg, one of the Company’s directors, is the managing member of the general partner of Matador.  Under the terms of the investment agreement, upon expiration of the rights offering, Matador purchased for $0.25 per share 8,000,000 shares of our common stock not subscribed for and purchased by holders upon exercise of their subscription rights.  The Company received gross proceeds of $2.5 million from the rights offering and under the investment agreement.

SCHEDULE II

NTN BUZZTIME, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011 and 2010

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expense	Deductions (a)	Balance at End of Period
2011	$220,000	5,000	(45,000)	$180,000
2010	$321,000	191,000	(292,000)	$220,000

(a)	Reflects trade accounts receivable written off during the year, net of amounts recovered.

See accompanying report of independent registered public accounting firm.