Form 10-Q
period 2012-03-31
NTN BUZZTIME INC
filed 2012-05-11
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Commission file number 001-11460

NTN Buzztime, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

2231 RUTHERFORD ROAD, SUITE 200, CARLSBAD, CALIFORNIA	92008
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES  ☐    NO  ☒

As of May 7, 2012 the registrant had outstanding 70,997,903 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

i

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	March 31,	December 31,
	2012	2011
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$3,143	$1,374
Restricted cash	50	50
Accounts receivable, net of allowances of $336 and $180, respectively	662	750
Prepaid expenses and other current assets	587	624
Total current assets	4,442	2,798
Broadcast equipment and fixed assets, net	4,212	4,255
Software development costs, net of accumulated amortization of $1,677 and $1,584, respectively	1,444	1,320
Deferred costs	931	1,132
Goodwill (Note 4)	1,264	1,236
Intangible assets, net (Note 4)	753	845
Other assets	64	61
Total assets	$13,110	$11,647

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,287	$1,329
Accrued compensation	891	757
Sales taxes payable	727	764
Income taxes payable	84	77
Obligations under capital lease - current portion	265	286
Deferred revenue	499	463
Other current liabilities	184	192
Total current liabilities	3,937	3,868
Obligations under capital leases, excluding current portion	89	164
Deferred revenue, excluding current portion	188	186
Deferred rent	868	756
Other liabilities	290	323
Total liabilities	5,372	5,297

Commitments and contingencies (Note 10)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $161 liquidation preference, 5,000 shares authorized; 161 shares issued and outstanding at March 31, 2012 and December 31, 2011	1	1
Common stock, $.005 par value, 84,000 shares authorized; 70,998 and 60,927 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	355	305
Treasury stock, at cost, 503 shares at March 31, 2012 and December 31, 2011, respectively	(456)	(456)
Additional paid-in capital	118,835	116,497
Accumulated deficit	(111,764)	(110,719)
Accumulated other comprehensive income (Note 11)	767	722
Total shareholders' equity	7,738	6,350
Total shareholders' equity and liabilities	$13,110	$11,647

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2012	2011

Revenues	$6,066	$6,001
Operating expenses:
Direct operating costs (includes depreciation and amortization of $549 and $648 for the three months ended March 31, 2012 and 2011, respectively	1,617	1,524
Selling, general and administrative	5,272	4,832
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	174	165
Total operating expenses	7,063	6,521
Operating loss	(997)	(520)
Other expense, net	(32)	(28)
Loss before income taxes	(1,029)	(548)
Provision for income taxes	(16)	(11)
Net loss	$(1,045)	$(559)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	64,519	60,372

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Cash flows provided by operating activities:
Net loss	$(1,045)	$(559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	723	813
Provision for doubtful accounts	10	(16)
Stock-based compensation	78	71
Loss from disposition of equipment and capitalized software	1	18
Changes in assets and liabilities:
Accounts receivable	78	68
Prepaid expenses and other assets	35	(283)
Accounts payable and accrued expenses	20	838
Income taxes payable	5	(4)
Deferred costs	38	(135)
Deferred revenue	201	93
Deferred rent	111	—
Net cash provided by operating activities	255	904
Cash flows used in investing activities:
Capital expenditures	(405)	(482)
Software development expenditures	(307)	(200)
Net cash used in investing activities	(712)	(682)
Cash flows provided by (used in) financing activities:
Proceeds from rights offering, net	2,310	—
Payments on note payable	(10)	—
Principal payments on capital lease	(95)	(130)
Proceeds from exercises of stock options	—	34
Net cash provided by (used in) financing activities	2,205	(96)
Net increase in cash and cash equivalents	1,748	126
Effect of exchange rate on cash	21	1
Cash and cash equivalents at beginning of period	1,374	3,906
Cash and cash equivalents at end of period	$3,143	$4,033

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13	$14

Income taxes	$10	$18
Supplemental disclosure of non-cash investing and financing activities:

Unrealized holding loss on investments available-for-sale	$—	$(26)

Equipment acquired under capital leases	$—	$52

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

The Company provides marketing services through interactive game content for hospitality venues that offer the games free to their customers.  The Company has evolved from a developer and distributor of content to an interactive entertainment network providing media, advertising and consumer marketing services. The Company generates revenues by charging subscription fees for its services to its Network Subscribers and also from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Its games are currently available in approximately 3,900 locations in the U.S. and Canada.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011. The accompanying condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2012, or any other period.

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of our foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company recorded $19,000 and $9,000 in foreign currency losses for the three months ended March 31, 2012 and 2011 due to settlements of intercompany transactions, re-measurement of intercompany balances with our Canadian subsidiary and other non-functional currency denominated transactions, which are included in other expense, net in the accompanying statements of operations.

(2) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings. Total options, warrants, convertible preferred stock and deferred stock units that were excluded from computing diluted net loss per common share represented approximately 9,008,000 and 9,148,000 for the three months ended March 31, 2012 and 2011, respectively, as their effect was anti-dilutive.

(3) ASSET ACQUISITION

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

Pursuant to the terms of the Asset Purchase Agreement, in consideration for the Acquired Assets, the Company paid to Trailside Entertainment the sum of $250,000 in cash, $200,000 of which was paid on the closing date of the acquisition.  The Company will hold back $50,000 (the “Holdback Amount”) of the purchase price for a period of six months to secure payment of the Company’s right to indemnification under the Asset Purchase Agreement. The $50,000 Holdback Amount is recorded as restricted cash on the accompanying consolidated balance sheet as of March 31, 2012. In April 2012, the Company delivered to Trailside Entertainment the $50,000 Holdback Amount in full.

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

The Company incurred approximately $51,000 in acquisition-related expenses, which were recorded in selling, general and administrative expense during the third and fourth quarters of 2011.

The following unaudited pro forma information assumes that the October 5, 2011 asset acquisition occurred on January 1, 2011.  These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the period indicated above, or of future results of operations. The unaudited pro forma results for the three months ended March 31, 2011 compared to the three months ended March 31, 2012 are as follows:

	Three months ended March 31,
	2012	2011
		(proforma)

Revenue	$6,066	$6,215
Net loss	$(1,045)	$(556)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares - basic and diluted	64,519	60,372

The unaudited pro forma information presented above has been adjusted for material, nonrecurring items directly related to the asset acquisition such as recording amortization expense on the acquired intangible asset and increasing the salary expense for the two principal executives of Trailside Entertainment who entered into employment agreements with the Company effective upon the acquisition date.

As a result of the acquisition, the Company recognized approximately $440,000 in additional revenue and $10,000 in earnings for the three months ended March 31, 2012.

(4) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2011 and determined that there were no indications of impairment at that time. The Company considered the need to perform an additional test of goodwill of its Canadian business as of March 31, 2012, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2011 valuation.

Other Intangible Assets

The Company has intangible assets comprised predominantly of a customer list from the Stump! Trivia asset acquisition in 2011, unpatented technology and customer relationships from asset acquisitions during 2009, developed technology, trivia databases and trademarks. All intangible assets are amortized on a straight line basis. The useful lives of the assets reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized. Amortization expense relating to all intangible assets totaled $93,000 and $101,000 for the three months ended March 31, 2012 and 2011, respectively.

(5) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain of its software products in accordance with ASC No. 350, Intangibles – Goodwill and Other. Amortization expense relating to capitalized software development costs totaled $157,000 and $149,000 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, approximately $459,000 and $462,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three months ended March 31, 2012, and determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended. There was no impairment loss related to these projects, as the assets were fully depreciated and had no net book value. An impairment loss of $14,000 was recognized for the three months ended March 31, 2011 and is included in selling, general and administrative expenses.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

The Company does not have assets or liabilities that are measured at fair value on a recurring basis.

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

There were no transfers between fair value measurement levels during the three months ended March 31, 2012.

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

The following weighted-average assumptions were used for grants issued during the three months ended March 31, 2012 and 2011 under the ASC No. 718 requirements.

	Three months ended March 31,
	2012	2011
Weighted-average risk-free rate	0.82%	1.69%
Weighted-average volatility	95.97%	97.22%
Dividend yield	0.00%	0.00%
Expected life	6.98 years	4.45 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees for the three months ended March 31, 2012 and 2011 was $78,000 and $71,000, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted 50,000 and 306,500 stock options during the three months ended March 31, 2012 and 2011, respectively.

(8) RIGHTS OFFERING

In February 2012, the Company completed a rights offering to its stockholders of record as of February 2, 2012. The Company issued a total of 2,070,719 shares of its common stock at a subscription price of $0.25 per share. In connection with the rights offering, the Company entered into an investment agreement with Matador Capital Partners, LP, or Matador. Mr. Jeffrey A. Berg, one of the Company’s directors, is the managing member of the general partner of Matador. Under the terms of the investment agreement, upon expiration of the rights offering, Matador purchased for $0.25 per share 8,000,000 shares of our common stock not subscribed for and purchased by holders upon exercise of their subscription rights. The Company received gross proceeds of $2.5 million from the rights offering and under the investment agreement.

(9) NOTE PAYABLE

In July 2011, the Company entered into an equipment financing agreement with a bank in the amount of $123,000, which is recorded in other current liabilities and other liabilities in the accompanying consolidated balance sheet. The proceeds of the note payable were used to finance certain equipment purchases and other services related to the relocation of the Company’s Carlsbad, California office. The note payable bears interest at 5.85% and is collateralized by a first priority security interest in the equipment purchased with the proceeds. The Company will make 36 equal monthly payments in the amount of $3,705, which includes interest, until fully paid in August 2014. As of March 31, 2012, approximately $100,000 remained outstanding under this financing agreement.

(10) COMMITMENTS AND CONTINGENCIES

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

The Company is involved in ongoing sales tax inquiries, including certain formal assessments which total $617,000, with certain states and provinces. As a result of those inquiries, the Company recorded a total liability of $561,000 and $604,000 as of March 31, 2012 and December 31, 2011, respectively, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets.  Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments.

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of March 31, 2012 and December 31, 2011, $767,000 and $722,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(12) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for us is January 1, 2012. Adopting this update did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220). This update (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income.  This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor does the update affect how earnings per share is calculated or presented. This update is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for us is January 1, 2012. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220).   The amendment for this update is temporary and supersedes certain pending paragraphs in ASU No. 2011-05 to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income until the FASB has time to reconsider these reclassification requirements.  Since ASU No. 2011-05 and No. 2011-12 only pertain to enhanced disclosure, adopting these updates did not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (Topic 350), to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If this is the case, the entity will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adopting this update did not have a material impact on our consolidated financial statements.

(13) CONCENTRATIONS OF RISK

Significant Customer

Buffalo Wild Wings together with its franchisees is a significant customer of the Company. For the three months ended March 31, 2012 and 2011, the Company generated approximately 22% and 21%, respectively, of total revenue from this national chain. As of March 31, 2012 and December 31, 2011, approximately $125,000 and $95,000, respectively, was included in accounts receivable from this customer.

Single Source Playmaker Supplier

The Company currently purchases its Playmakers from an unaffiliated Taiwanese manufacturer subject to the terms of a supply agreement dated April 23, 2007 with a term that automatically renews for one year periods. The Company currently does not have an alternative source for its playmaker devices. Management believes other manufacturers could be identified to produce the Playmakers on comparable terms.  A change in manufacturers, however, could cause delays in supply and may have an adverse effect on the Company’s operations. As of March 31, 2012 and December 31, 2011, approximately $64,000 and $70,000, respectively, was included in accounts payable or accrued expenses for this supplier.

(14) CAPITAL LEASE OBLIGATIONS

The Company has several capital lease obligations, one of which is a $1,000,000 equipment lease facility entered into with an equipment leasing company in October 2009. The terms of this agreement allow for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having a 24 month term. As of March 31, 2012, the Company had utilized $743,000 of this facility, which has been accounted for as a capital lease. As of March 31, 2012, $196,000 remained outstanding for those tranches that have not yet expired under this facility. Pursuant to the terms of the agreements related to this facility, the Company has given the equipment leasing company notice of its intent to terminate each individual lease that was reaching the 24 month term as well as its intent to purchase the equipment under the expiring lease at fair market value. The Company and the leasing company are in dispute over the fair market value, and as a result, the leasing company has notified the Company that it is in default of the leasing agreements. The Company maintains that a disagreement on fair market value does not trigger a default under the related agreements. However, if the parties are unable to resolve the dispute, and a court finds against the Company, then a default could be triggered on additional equipment under the same lease. The estimated cost to purchase the equipment under the expired leases is reflected in the Company’s accompanying consolidated financial statements, however, while not expected to be a material difference, the actual amount may differ from the estimate.

(15) GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended March 31,
	2012	2011
United States	$5,676,000	$5,456,000
Canada	390,000	545,000
Total revenue	$6,066,000	$6,001,000

Geographic breakdown of the Company’s long-term tangible assets as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
United States	$4,197,000	$4,226,000
Canada	15,000	29,000
Total assets	$4,212,000	$4,255,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including, but not limited to, the following discussion of our financial condition and results of operations) and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, reduction in cash usage, reliance on cash on hand and cash from operations, capital needs, capital expenditures, industry trends and financial position of NTN Buzztime, Inc. and its subsidiaries. Forward-looking statements are based on information currently available to us and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that may be difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, under the section entitled “Risk Factors,” and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other reports we file with the Securities and Exchange Commission from time to time. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

Our trademarks, trade names and service marks referenced herein include Buzztime, iTV Network, Playmaker and Stump! Trivia. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

OVERVIEW

We provide marketing services through interactive game content for hospitality venues that offer the games free to their customers. Founded in 1984, our company has evolved from a developer and distributor of content to an interactive entertainment network providing media, advertising and consumer marketing services. Built on an extended network platform, this entertainment system not only allows multiple players to interact at the venue, but also enables competition between different venues. We generate revenues by charging subscription fees for our service to our Network Subscribers and also from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Our games are currently available in approximately 3,900 locations in the U.S. and Canada, where they are shown on approximately 20,000 screens daily. We have over 2.4 million registered users and over 52 million games are played each year. Approximately 34% of our Network Subscriber venues are related to national and regional restaurants and include well-known names such as Buffalo Wild Wings, Black Angus, Hooters, Native New Yorker and Old Chicago.

In October 2011, we acquired substantially all of the assets of the Stump! Trivia hosted live trivia business. Stump! Trivia currently conducts nearly 300 events per week, or over 14,000 annually, primarily in the Northeastern region of the U.S. We plan to expand this business into other regions of the U.S. We generated $440,000 in revenue related to the Stump! Trivia business in the first quarter of 2012 and we expect these revenues to grow.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2012 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

We generated a net loss of $1,045,000 for the three months ended March 31, 2012 compared to a net loss of $559,000 for the three months ended March 31, 2011.

Revenue

Revenue increased $65,000, or 1%, to $6,066,000 for the three months ended March 31, 2012 from $6,001,000 for the three months ended March 31, 2011 due primarily to $440,000 generated by the Stump! Trivia business we acquired in October 2011, offset by a decrease in subscription revenue related to lower average site count and lower average revenue generated per site as well as a decrease of approximately $86,000 in advertising and other miscellaneous revenues. Comparative site count information for the Buzztime Network is as follows:

	Network Subscribers as of March 31,
	2012	2011
United States	3,636	3,630
Canada	232	258
Total	3,868	3,888

Direct Costs and Gross Margin

The following table compares direct costs and gross margin for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011
Revenues	$6,066,000	$6,001,000
Direct Costs	1,617,000	1,524,000
Gross Margin	$4,449,000	$4,477,000

Gross Margin Percentage	73%	75%

Gross margin as a percentage of revenue decreased to 73% for the three months ended March 31, 2012 from 75% for the three months ended March 31, 2011. Direct costs increased $93,000, or 6%, to $1,617,000 for the three months ended March 31, 2012 from $1,524,000 for the three months ended March 31, 2011. The increase in direct costs was primarily due to direct expenses of $319,000 related to Stump! Trivia. These increases were offset by decreased direct depreciation and amortization expense of $99,000 due to assets becoming fully depreciated, decreased service provider fees of $49,000 primarily due to fewer service calls, decreased content fees of $42,000 and decreased freight expense of $39,000 due to fewer installation and deinstallation of customer sites during the three months ended March 31, 2012 compared to the same period in 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $440,000, or 9%, to $5,272,000 for the three months ended March 31, 2012 from $4,832,000 for the same period in 2011.  The increase in selling, general and administrative expenses was due to increased payroll and related expense of $205,000 primarily due to increased headcount and incentive compensation offset by a decrease in severance expense, increased consulting fees of $188,000 due to software development and other corporate initiatives, increased service fees of $74,000 due to outsourcing our warehouse management, increased travel and entertainment of $60,000 due to higher headcount in sales and account management as well as sales training held during the first quarter of 2012, and other miscellaneous increases of $63,000. These increases were offset by decreased occupancy expense of $109,000 resulting from our new corporate headquarters lease and decreased marketing expenses of $41,000.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $9,000 to $174,000 for the three months ended March 31, 2012 from $165,000 for the same period in 2011 primarily due to depreciation of tenant improvement assets acquired in connection with our new corporate headquarters lease and amortization of the Stump! Trivia intangible asset acquired during the fourth quarter of 2011, offset by decreased amortization related to an intangible asset acquired in 2009.

Other Expense, Net

Other expense, net increased in expense by $4,000 to $32,000 of other expense for the three months ended March 31, 2012 from $28,000 of other expense for the same period in 2011 primarily due to increased foreign currency exchange losses related to our foreign operations.

Income Taxes

We expect to incur state income tax liability in 2012 related to our U.S. operations. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. For the three months ended March 31, 2012 and 2011, we recorded a net tax provision of $16,000 and $11,000, respectively. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012	2011
Net loss income per GAAP	$(1,045,000)	$(559,000)
Interest expense, net	13,000	16,000
Depreciation and amortization	723,000	813,000
Income taxes	16,000	11,000
EBITDA	$(293,000)	$281,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had cash and cash equivalents of $3,143,000 compared to cash and cash equivalents of $1,374,000 as of December 31, 2011.

In February 2012, we completed a rights offering to our stockholders of record as of February 2, 2012. We issued a total of 2,070,719 shares of our common stock at a subscription price of $0.25 per share. In connection with the rights offering, we entered into an investment agreement with Matador Capital Partners, LP, or Matador. Mr. Jeffrey A. Berg, one of our directors, is the managing member of the general partner of Matador. Under the terms of the investment agreement, upon expiration of the rights offering, Matador purchased for $0.25 per share 8,000,000 shares of our common stock not subscribed for and purchased by holders upon exercise of their subscription rights. We received gross proceeds of $2.5 million from the rights offering and under the investment agreement.

We believe existing cash and cash equivalents together with funds generated from operations will be sufficient to meet our operating cash requirements for at least the next twelve months. We have no debt obligations other than capital leases and a note payable for certain equipment purchases.  It is our intention to continue entering into capital lease or financing facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing.  Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of March 31, 2012, we had working capital (current assets in excess of current liabilities) of $505,000 compared to negative working capital (current liabilities in excess of current assets) of $1,070,000 as of December 31, 2011.  The following table shows our change in working capital from December 31, 2011 to March 31, 2012.

Increase (Decrease)
Working capital as of December 31, 2011	$(1,070,000)
Changes in current assets:
Cash and cash equivalents	1,769,000
Restricted cash	—
Accounts receivable, net of allowance	(88,000)
Prepaid expenses and other current assets	(37,000)
Total current assets	1,644,000
Changes in current liabilities:
Accounts payable and accrued expenses	(42,000)
Accrued compensation	134,000
Sales taxes payable	(37,000)
Income taxes payable	7,000
Obligations under capital lease	(21,000)
Deferred revenue	36,000
Other current liabilities	(8,000)
Total current liabilities	69,000
Net change in working capital	1,575,000
Working capital as of March 31, 2012	$505,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$255,000	$904,000
Investing activities	(712,000)	(682,000)
Financing activities	2,205,000	(96,000)
Effect of exchange rates	21,000	1,000
Net increase in cash and cash equivalents	$1,769,000	$127,000

Net cash provided by operating activities. We are primarily dependent on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $255,000 for the three months ended March 31, 2012 compared to net cash generated from operating activities of $904,000 for the same period in 2011. The $649,000 decrease in cash provided by operations was primarily due to an increase in net loss of $560,000, after giving effect to adjustments made for non-cash transactions and a decrease of $89,000 in cash provided by operating assets and liabilities during the three months ended March 31, 2012 compared to the same period in 2011.

Our largest use of cash is payroll and related costs. Cash used related to payroll increased $568,000 to $3,008,000 for the three months ended March 31, 2012 from $2,440,000 during the same period in 2011 due primarily to increased headcount. Our primary source of cash is cash we generate from customers. Cash received from customers decreased $49,000 to $6,250,000 for the three months ended March 31, 2012 from $6,299,000 during the same period in 2011.

Net cash used in investing activities. We used $712,000 in cash for investing activities for the three months ended March 31, 2012 compared to a cash use of $682,000 for investing activities during the same period in 2011. The $30,000 increase in cash used in investing activities was primarily due to an increase in capitalized software development activities of $107,000 offset by a decrease in capital expenditures of $77,000 due primarily to decreased field equipment purchases.

Net cash provided by (used in) financing activities. Net cash provided by financing activities increased $2,301,000 to $2,205,000 for the three months ended March 31, 2012 compared to net cash used in financing activities of $96,000 for the same period in 2011. The increase in cash provided by financing activities was due to net proceeds from the rights offering and the related investment agreement completed in February 2012 of $2,310,000 and decreased payments on our capital leases of $35,000, offset by a $10,000 increase in principal payments on our note payable and a $34,000 decrease in proceeds from the exercise of stock options.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as to whether such disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our chief executive officer and chief financial officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our annual report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (2)

3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (3)

3.3	Bylaws of the Company, as amended (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

#	These exhibits are being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Filed or furnished herewith
(2)	Previously filed as an exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the registrant’s report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May 11, 2012	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)

