Form 10-Q
period 2012-06-30
NTN BUZZTIME INC
filed 2012-08-14
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 7, 2012 the registrant had outstanding 71,046,733 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amount)

	June 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,549	$1,374
Restricted cash	–	50
Accounts receivable, net of allowances of $234 and $180, respectively	640	750
Prepaid expenses and other current assets	565	624
Total current assets	3,754	2,798
Broadcast equipment and fixed assets, net	4,219	4,255
Software development costs, net of accumulated amortization of $1,839 and $1,584, respectively	1,606	1,320
Deferred costs	745	1,132
Goodwill (Note 4)	1,230	1,236
Intangible assets, net (Note 4)	658	845
Other assets	59	61
Total assets	$12,271	$11,647

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,086	$1,329
Accrued compensation	922	757
Sales taxes payable	670	764
Income taxes payable	88	77
Obligations under capital lease - current portion	215	286
Deferred revenue	564	463
Other current liabilities	110	192
Total current liabilities	3,655	3,868
Obligations under capital leases, excluding current portion	62	164
Deferred revenue, excluding current portion	198	186
Deferred rent	967	756
Other liabilities	279	323
Total liabilities	5,161	5,297

Commitments and contingencies (Note 11)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 and 161 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1	1
Common stock, $.005 par value, 84,000 shares authorized; 71,045 and 60,927 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	355	305
Treasury stock, at cost, 503 shares at June 30, 2012 and December 31, 2011, respectively	(456)	(456)
Additional paid-in capital	118,902	116,497
Accumulated deficit	(112,405)	(110,719)
Accumulated other comprehensive income (Note 12)	713	722
Total shareholders' equity	7,110	6,350
Total shareholders' equity and liabilities	$12,271	$11,647

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues	$6,015	$5,893	$12,081	$11,894
Operating expenses:
Direct operating costs (includes depreciation and amortization of $559 and $611 for the three months ended June 30, 2012 and 2011, respectively, and $1,108 and $1,259 for the six months ended June 30, 2012 and 2011, respectively.)	1,554	1,408	3,171	2,932
Selling, general and administrative	4,913	5,374	10,185	10,206
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	191	164	365	329
Total operating expenses	6,658	6,946	13,721	13,467
Operating loss	(643)	(1,053)	(1,640)	(1,573)
Other (expense) income, net	(2)	69	(34)	41
Loss before income taxes	(645)	(984)	(1,674)	(1,532)
Benefit (provision) for income taxes	12	–	(4)	(11)
Net loss	$(633)	$(984)	$(1,678)	$(1,543)
Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average shares outstanding - basic and diluted	70,506	60,388	67,512	60,387

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2012	2011
Cash flows provided by (used in) operating activities:
Net loss	$(1,678)	$(1,543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,473	1,588
Provision for doubtful accounts	39	(16)
Stock-based compensation	137	154
Loss on sales of securities available-for-sale	–	18
Loss from disposition of equipment and capitalized software	1	142
Changes in assets and liabilities:
Accounts receivable	71	93
Prepaid expenses and other assets	62	6
Accounts payable and accrued expenses	(229)	560
Income taxes payable	12	(11)
Deferred costs	385	(253)
Deferred revenue	113	82
Deferred rent	211	(1)
Net cash provided by operating activities	597	819
Cash flows provided by (used in) investing activities:
Capital expenditures	(819)	(1,062)
Software development expenditures	(718)	(458)
Proceeds from sales of securities available-for-sale	–	90
Acquisitions	(50)	–
Changes in restricted cash	50	–
Net cash used in investing activities	(1,537)	(1,430)
Cash flows provided by (used in) financing activities:
Proceeds from rights offering, net	2,310	–
Payments on note payable	(19)	–
Principal payments on capital lease	(172)	(241)
Proceeds from exercises of stock options	–	34
Net cash provided by (used in) financing activities	2,119	(207)
Net increase (decrease) in cash and cash equivalents	1,179	(818)
Effect of exchange rate on cash	(4)	(3)
Cash and cash equivalents at beginning of period	1,374	3,906
Cash and cash equivalents at end of period	$2,549	$3,085
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25	$28
Income taxes	$43	$25
Supplemental disclosure of non-cash investing and financing activities:
Unrealized holding loss on investments available-for-sale	$–	$31
Equipment acquired under capital leases	$–	$125
Issuance of common stock in lieu of payment of preferred dividends	$8	$8
Lease incentive paid by landlord	$–	$569

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

The Company provides marketing services through interactive game content for hospitality venues that offer the games free to their customers.  The Company has evolved from a developer and distributor of content to an interactive entertainment network providing media, advertising and consumer marketing services. The Company generates revenues by charging subscription fees for its services to its Network Subscribers and also from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Its games are currently available in approximately 3,800 locations in the U.S. and Canada.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2011. The accompanying condensed balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2012, or any other period.

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of our foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company recorded $14,000 in foreign currency gains and $26,000 in foreign currency losses for the three months ended June 30, 2012 and 2011, respectively, and $5,000 and $35,000 in foreign currency losses for the six months ended June 30, 2012 and 2011, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with our Canadian subsidiary and other non-functional currency denominated transactions, which are included in other expense, net in the accompanying statements of operations.

(2)	Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 7,677,000 and 9,661,000 shares of the Company’s common stock as of June 30, 2012 and 2011, respectively, were excluded from the computations of diluted net loss per common share as their effect was anti-dilutive.

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

In consideration for the Acquired Assets, the Company paid to Trailside Entertainment the sum of $250,000 in cash, $200,000 of which was paid on the closing date of the acquisition.  The Company held back $50,000 (the “Holdback Amount”) of the purchase price for a period of six months to secure payment of the Company’s right to indemnification under the Asset Purchase Agreement. In April 2012, the Company delivered to Trailside Entertainment the $50,000 Holdback Amount in full.

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

The purchase price may be increased or decreased if certain gross profit objectives relating to the acquired business deviate from the Company’s estimates in fiscal years 2012, 2013 and 2014. In that event, the earnout liability will be adjusted and the change will be reflected in current earnings in the period that the adjustment becomes necessary.

The Company incurred approximately $51,000 in acquisition-related expenses, which were recorded in selling, general and administrative expense during the third and fourth quarters of 2011.

The following unaudited pro forma information assumes that the October 5, 2011 asset acquisition occurred on January 1, 2011.  These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the period indicated above, or of future results of operations. The unaudited pro forma results for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2012 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
		(proforma)		(proforma)
Revenue	$6,015	$6,070	$12,081	$12,285
Net loss	$(633)	$(1,057)	$(1,678)	$(1,614)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average shares - basic and diluted	70,506	60,388	67,512	60,387

The unaudited pro forma information presented above has been adjusted for material, nonrecurring items directly related to the asset acquisition such as recording amortization expense on the acquired intangible asset and increasing the salary expense for the two principal executives of Trailside Entertainment who became employees of the Company effective upon the acquisition date.

As a result of the acquisition, the Company recognized approximately $435,000 in additional revenue and $5,000 in net loss for the three months ended June 30, 2012 and $875,000 in additional revenue and $5,000 in net income for the six months ended June 30, 2012.

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its annual test for goodwill impairment for NTN Canada as of September 30, 2011 and determined that there were no indications of impairment at that time. The Company considered the need to perform an additional test of goodwill of its Canadian business as of June 30, 2012, but determined that the overall health of the underlying Canadian business has remained stable since the September 30, 2011 valuation.

Other Intangible Assets

The Company has intangible assets comprised predominantly of a customer list from the Stump! Trivia asset acquisition in 2011, unpatented technology and customer relationships from asset acquisitions completed during 2009, developed technology, trivia databases and trademarks. All intangible assets are amortized on a straight line basis. The useful lives of the assets reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized. Amortization expense relating to all intangible assets totaled $94,000 and $101,000 for the three months ended June 30, 2012 and 2011, respectively, and $187,000 and $202,000 for the six months ended June 30, 2012 and 2011, respectively.

(5)	SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain of its software products in accordance with ASC No. 350, Intangibles – Goodwill and Other. Amortization expense relating to capitalized software development costs totaled $173,000 and $151,000 for the three months ended June 30, 2012 and 2011, respectively, and $330,000 and $300,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, approximately $716,000 and $462,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three months ended June 30, 2012, and determined that no software development projects were impaired during this period. During the six months ended June 30, 2012, the Company determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended. There was no impairment loss related to these projects, as the assets were fully depreciated and had no net book value. Impairment losses of $123,000 and $137,000 were recognized for the three and six months ended June 30, 2011 and are included in selling, general and administrative expenses.

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

There were no transfers between fair value measurement levels during the three and six months ended June 30, 2012.

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

The following weighted-average assumptions were used for grants issued during the three and six months ended June 30, 2012 and 2011 under the ASC No. 718 requirements.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Weighted-average risk-free rate	0.55%	1.56%	0.67%	1.60%
Weighted-average volatility	96.21%	97.63%	96.10%	97.49%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5.38 years	5.41 years	6.11 years	5.09 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity of the Company. Stock-based compensation expense for the three months ended June 30, 2012 and 2011 was $60,000 and $83,000, respectively, and $137,000 and $154,000 for the six months ended June 30, 2012 and 2011, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted 60,000 and 603,000 stock options during the three months ended June 30, 2012 and 2011, respectively, and 110,000 and 909,500 stock options during the six months ended June 30, 2012 and 2011, respectively.

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

(9)	Cumulative Convertible Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated is a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock).

As of June 30, 2012 and December 31, 2011, there were 156,000 and 161,000 shares of Series A Preferred Stock issued and outstanding, respectively. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. For the six months ended June 30, 2012 and 2011, the Company issued approximately 34,000 and 16,000 common shares, respectively, for payment of dividends.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. For the three and six months ended June 30, 2012, 5,000 shares of cumulative convertible preferred stock were converted into approximately 15,000 shares of common stock at a conversion rate of 0.3276. There were no conversions for the three and six months ended June 30, 2011. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

(10)	NOTE PAYABLE

In July 2011, the Company entered into an equipment financing agreement with a bank in the amount of $123,000, which is recorded in other current liabilities and other liabilities in the accompanying consolidated balance sheet. The proceeds of the note payable were used to finance certain equipment purchases and other services related to the relocation of the Company’s Carlsbad, California office. The note payable bears interest at 5.85% and is collateralized by a first priority security interest in the equipment purchased with the proceeds. The Company will make 36 equal monthly payments in the amount of $3,705 each, which includes interest, until fully paid in August 2014. As of June 30, 2012, approximately $90,000 remained outstanding under this financing agreement.

(11)	COMMITMENTS AND CONTINGENCIES

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

The Company is involved in ongoing sales tax inquiries, including certain formal assessments which total $617,000, with certain states and provinces. As a result of those inquiries, the Company’s total liability as of June 30, 2012 and December 31, 2011 was $500,000 and $604,000, respectively, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets.  Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments.

(12)	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of June 30, 2012 and December 31, 2011, $713,000 and $722,000, respectively, of foreign currency translation adjustments were recorded in accumulated other comprehensive income.

(13)	RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncement updates since the Company’s last reporting period.

(14)	CONCENTRATIONS OF RISK

Significant Customer

Buffalo Wild Wings together with its franchisees is a significant customer of the Company. For the three months ended June 30, 2012 and 2011, approximately 23% and 21%, respectively, of the Company’s total revenue was generated from this national chain. For the six months ended June 30, 2012 and 2011, approximately 23% and 21%, respectively, of the Company’s revenue was generated from this chain. As of June 30, 2012 and December 31, 2011, approximately $112,000 and $95,000, respectively, was included in accounts receivable from this customer.

Single Source Playmaker Supplier

The Company currently purchases its Playmakers from an unaffiliated Taiwanese manufacturer subject to the terms of a supply agreement dated April 23, 2007 with a term that automatically renews for one year periods. The Company currently does not have an alternative source for its playmaker devices. Management believes other manufacturers could be identified to produce the Playmakers on comparable terms.  A change in manufacturers, however, could cause delays in supply and may have an adverse effect on the Company’s operations. As of June 30, 2012 and December 31, 2011, approximately $100,000 and $70,000, respectively, was included in accounts payable or accrued expenses for this supplier.

(15)	CAPITAL LEASE OBLIGATIONS

The Company has several capital lease obligations, one of which is a $1,000,000 equipment lease facility entered into with an equipment leasing company in October 2009. The terms of this agreement allow for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having a 24 month term. As of June 30, 2012, the Company had utilized $743,000 of this facility, which has been accounted for as a capital lease. As of June 30, 2012, $150,000 remained outstanding for those tranches that have not yet expired under this facility. Pursuant to the terms of the agreements related to this facility, the Company has given the equipment leasing company notice of its intent to terminate each individual lease that was reaching the 24 month term as well as its intent to purchase the equipment under the expiring lease at fair market value. The Company and the leasing company are in dispute over the terms of the lease agreements and the fair market value of the equipment, and as a result, the leasing company has notified the Company that it is in default of the leasing agreements and has filed suit against the Company in Minnesota federal court. The Company maintains that it is not in default under the agreements and is entitled to purchase the equipment at its fair market value. However, if the parties are unable to resolve the dispute, and a court finds against the Company, then a default could be triggered on all the equipment under this lease facility. The estimated cost to purchase the equipment under the expired leases is reflected in the Company’s accompanying consolidated financial statements. The actual cost to purchase such equipment may differ from the estimate, though the Company does not expect any such difference to be material.

(16)	GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
United States	$5,640,000	$5,367,000	$11,316,000	$10,823,000
Canada	375,000	526,000	765,000	1,071,000
Total revenue	$6,015,000	$5,893,000	$12,081,000	$11,894,000

Geographic breakdown of the Company’s long-term tangible assets as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011
United States	$4,194,000	$4,226,000
Canada	25,000	29,000
Total assets	$4,219,000	$4,255,000

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

We provide marketing services through interactive game content for hospitality venues that offer the games free to their customers. Founded in 1984, our company has evolved from a developer and distributor of content to an interactive entertainment network providing media, advertising and consumer marketing services. Built on an extended network platform, this entertainment system not only allows multiple players to interact at the venue, but also enables competition between different venues. We generate revenues by charging subscription fees for our service to our Network Subscribers and also from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Our games are currently available in approximately 3,800 locations in the U.S. and Canada, where they are shown on approximately 20,000 screens daily. We have over 2.5 million registered users and over 52 million games are played each year. Approximately 35% of our Network Subscriber venues are related to national and regional restaurants and include well-known names such as Buffalo Wild Wings, Black Angus, Hooters, Native New Yorker and Old Chicago.

In October 2011, we acquired substantially all of the assets of the Stump! Trivia hosted live trivia business. Stump! Trivia currently conducts nearly 300 events per week, or over 14,000 annually, primarily in the Northeastern region of the U.S. We plan to expand this business into other regions of the U.S. We generated $435,000 and $875,000 in revenue related to the Stump! Trivia business during the three and six months ended June 30, 2012, respectively, and we expect these revenues to grow.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2012 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

We generated a net loss of $633,000 for the three months ended June 30, 2012 compared to a net loss of $984,000 for the three months ended June 30, 2011.

Revenue

Revenue increased $122,000, or 2%, to $6,015,000 for the three months ended June 30, 2012 from $5,893,000 for the three months ended June 30, 2011 due primarily to $435,000 generated by the Stump! Trivia business we acquired in October 2011, offset by a decrease in subscription revenue of $338,000 related to lower average site count and lower average revenue generated per site. Comparative site count information for the Buzztime Network is as follows:

	Network Subscribers as of June 30,
	2012	2011
United States	3,544	3,657
Canada	231	247
Total	3,775	3,904

Direct Costs and Gross Margin

The following table compares direct costs and gross margin for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012	2011
Revenues	$6,015,000	$5,893,000
Direct Costs	1,554,000	1,408,000
Gross Margin	$4,461,000	$4,485,000
Gross Margin Percentage	74%	76%

Gross margin as a percentage of revenue decreased to 74% for the three months ended June 30, 2012 from 76% for the three months ended June 30, 2011. Direct costs increased $146,000, or 10%, to $1,554,000 for the three months ended June 30, 2012 from $1,408,000 for the three months ended June 30, 2011. The increase in direct costs was primarily due to direct expenses of $324,000 related to Stump! Trivia. These increases were offset by decreased direct depreciation and amortization expense of $52,000 due to assets becoming fully depreciated, decreased freight expense of $47,000 due to fewer installation and deinstallation of customer sites during the three months ended June 30, 2012 compared to the same period in 2011, decreased content fees of $42,000, decreased service provider fees of $28,000 primarily due to fewer service calls and a net decrease of $9,000 in other miscellaneous direct costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $461,000, or 9%, to $4,913,000 for the three months ended June 30, 2012 from $5,374,000 for the same period in 2011.  The decrease in selling, general and administrative expenses was primarily due to a decrease of $181,000 related to expenses incurred during the three months ended June 30, 2011 in connection with moving our corporate headquarters and warehouse during that period, a decrease of $133,000 related to new playmaker development efforts that were expensed, decreased software development disposals of $123,000, decreased occupancy expense of $99,000 due to lower rent related to our new facility lease, decreased salary and incentive compensation of $68,000, decreased selling and marketing expenses of $62,000, decreased tax preparation fees of $47,000 due to timing of preparing our income tax returns and decreased travel expense of $24,000. These decreases were offset by increased severance expense of $280,000 related to a reorganization that took place during the three months ended June 30, 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $27,000 to $191,000 for the three months ended June 30, 2012 from $164,000 for the same period in 2011 primarily due to depreciation of tenant improvement assets acquired in connection with our new corporate headquarters lease and amortization of the Stump! Trivia intangible asset acquired during the fourth quarter of 2011, offset by decreased amortization related to an intangible asset acquired in 2009.

Other (Expense) Income, Net

Other (expense) income, changed from $69,000 of other net income during the three months ended June 30, 2011 to $2,000 of other net expense for the same period in 2012. The decrease in other income was primarily due to having recognized as income in the prior period a $59,000 reduction of an earnout liability related to an asset acquisition that we completed in 2009, a $49,000 sales tax refund and $3,000 in other miscellaneous income. The decrease in other income was offset by a decrease in foreign currency exchange losses of $40,000 related to our foreign operations.

Income Taxes

We expect to incur state income tax liability in 2012 related to our U.S. operations. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. For the three months ended June 30, 2012, we recorded a net tax benefit of $12,000 due to a tax refund. It was not necessary to record a tax provision for the same period in 2011. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012	2011
Net loss per GAAP	$(633,000)	$(984,000)
Interest expense, net	11,000	12,000
Depreciation and amortization	750,000	775,000
Income taxes	(12,000)	–
EBITDA	$116,000	$(197,000)

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

We generated a net loss of $1,678,000 for the six months ended June 30, 2012 compared to a net loss of $1,543,000 for the six months ended June 30, 2011.

Revenue

Revenue increased $187,000, or 2%, to $12,081,000 for the six months ended June 30, 2012 from $11,894,000 for the six months ended June 30, 2011 due primarily to $875,000 generated by Stump! Trivia, offset by a decrease in subscription revenue of $627,000 related to lower average site count and lower average revenue generated per site as well as a decrease of approximately $61,000 in advertising and other miscellaneous revenues.

Direct Costs and Gross Margin

The following table compares direct costs and gross margin for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
	2012	2011
Revenues	$12,081,000	$11,894,000
Direct Costs	3,171,000	2,932,000
Gross Margin	$8,910,000	$8,962,000
Gross Margin Percentage	74%	75%

Gross margin as a percentage of revenue decreased to 74% for the six months ended June 30, 2012 from 75% for the six months ended June 30, 2011. Direct costs increased $239,000, or 8%, to $3,171,000 for the six months ended June 30, 2012 from $2,932,000 for the six months ended June 30, 2011. The increase in direct costs was primarily due to direct expenses of $643,000 related to Stump! Trivia. These increases were offset by decreased direct depreciation and amortization expense of $151,000 due to assets becoming fully depreciated, decreased freight expense of $86,000 due to fewer installation and deinstallation of customer sites during the six months ended June 30, 2012 compared to the same period in 2011, decreased content fees of $84,000, decreased service provider fees of $77,000 primarily due to fewer service calls and a net decrease of $6,000 in other miscellaneous direct costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $21,000 to $10,185,000 for the six months ended June 30, 2012 from $10,206,000 for the same period in 2011.  The decrease in selling, general and administrative expenses was primarily due to decreased occupancy expense of $208,000 resulting from lower rent related to our new facility lease, a decrease of $195,000 related to expenses incurred during the six months ended June 30, 2011 in connection with moving our corporate headquarters and warehouse, decreased software development disposals of $137,000, a decrease of $116,000 related to new playmaker development efforts that were expensed and decreased selling and marketing expenses of $103,000. These decreases were offset by increased payroll and related expense of $331,000 primarily due to higher average headcount for the six months ended June 30, 2012 compared to the same period in 2011 and severance expense related to our reorganization that took place during the current period, increased consulting fees of $243,000 for software development and administrative services, increased service fees of $84,000 due to outsourcing our warehouse management in April 2011, increased bad debt expense of $55,000 due to the prior period incurring a credit and a net increase of $25,000 in other miscellaneous expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $36,000 to $365,000 for the six months ended June 30, 2012 from $329,000 for the same period in 2011 primarily due to depreciation of tenant improvement assets acquired in connection with our new corporate headquarters lease and amortization of the Stump! Trivia intangible asset acquired during the fourth quarter of 2011, offset by decreased amortization related to an intangible asset acquired in 2009.

Other (Expense) Income, Net

Other (expense) income, changed from $41,000 of other net income during the six months ended June 30, 2011 to $34,000 of other net expense for the same period in 2012. The decrease in other income was primarily due to having recognized as income in the prior period a $59,000 reduction of an earnout liability related to an asset acquisition that we completed in 2009 and a $49,000 sales tax refund. The decrease in other income was offset by a decrease in foreign currency exchange losses of $30,000 related to our foreign operations and a decrease of $3,000 in other miscellaneous expenses.

Income Taxes

For the six months ended June 30, 2012 and 2011, we recorded a net tax provision of $4,000 and $11,000, respectively.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
	2012	2011
Net loss per GAAP	$(1,678,000)	$(1,543,000)
Interest expense, net	24,000	28,000
Depreciation and amortization	1,473,000	1,588,000
Income taxes	4,000	11,000
EBITDA	$(177,000)	$84,000

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had cash and cash equivalents of $2,549,000 compared to cash and cash equivalents of $1,374,000 as of December 31, 2011.

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

We believe existing cash and cash equivalents together with funds generated from operations will be sufficient to meet our operating cash requirements for at least the next twelve months. We have no debt obligations other than capital leases and a note payable for certain equipment purchases.  We may continue entering into capital lease or financing facilities for certain equipment requirements when economically advantageous.  In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing.  Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds.  If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of June 30, 2012, we had working capital (current assets in excess of current liabilities) of $99,000 compared to negative working capital (current liabilities in excess of current assets) of $1,070,000 as of December 31, 2011.  The following table shows our changes in working capital from December 31, 2011 to June 30, 2012.

Increase (Decrease)
Working capital as of December 31, 2011	$(1,070,000)
Changes in current assets:
Cash and cash equivalents	1,175,000
Restricted cash	(50,000)
Accounts receivable, net of allowance	(110,000)
Prepaid expenses and other current assets	(59,000)
Total current assets	956,000
Changes in current liabilities:
Accounts payable and accrued expenses	(243,000)
Accrued compensation	165,000
Sales taxes payable	(94,000)
Income taxes payable	11,000
Obligations under capital lease	(71,000)
Deferred revenue	101,000
Other current liabilities	(82,000)
Total current liabilities	(213,000)
Net change in working capital	1,169,000
Working capital as of June 30, 2012	$99,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the six months ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$597,000	$819,000
Investing activities	(1,537,000)	(1,430,000)
Financing activities	2,119,000	(207,000)
Effect of exchange rates	(4,000)	(3,000)
Net increase (decrease) in cash and cash equivalents	$1,175,000	$(821,000)

Net cash provided by operating activities. We are primarily dependent on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $597,000 for the six months ended June 30, 2012 compared to net cash generated from operating activities of $819,000 for the same period in 2011. The $222,000 decrease in cash provided by operations was primarily due to an increase in net loss of $371,000, after giving effect to adjustments made for non-cash transactions, offset by an increase of $149,000 in cash provided by operating assets and liabilities during the six months ended June 30, 2012 compared to the same period in 2011.

Our largest use of cash is payroll and related costs. Cash used related to payroll increased $971,000 to $6,122,000 for the six months ended June 30, 2012 from $5,151,000 during the same period in 2011 due primarily to increased headcount and severance. Our primary source of cash is cash we generate from customers. Cash received from customers increased $193,000 to $12,475,000 for the six months ended June 30, 2012 from $12,282,000 during the same period in 2011.

Net cash used in investing activities. We used $1,537,000 in cash for investing activities for the six months ended June 30, 2012 compared to a cash use of $1,430,000 for investing activities during the same period in 2011. The $107,000 increase in cash used in investing activities was primarily due to an increase in capitalized software development activities of $260,000 and a decrease of proceeds from sales of securities available-for-sale of $90,000, offset by a decrease in capital expenditures of $243,000 due primarily to decreased field equipment purchases.

Net cash provided by (used in) financing activities. Net cash provided by financing activities increased $2,326,000 to $2,119,000 for the six months ended June 30, 2012 compared to net cash used in financing activities of $207,000 for the same period in 2011. The increase in cash provided by financing activities was due to net proceeds from the rights offering and the related investment agreement completed in February 2012 of $2,310,000 and decreased payments on our capital leases of $69,000, offset by a $19,000 increase in principal payments on our note payable and a $34,000 decrease in proceeds from the exercise of stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncement updates since the Company’s last reporting period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, as a smaller reporting company we are not required to provide the information otherwise required by this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as to whether such disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our interim chief executive officer and chief financial officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (2)

3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (3)

3.3	Bylaws of the Company, as amended (4)

10.1*	Confidential Separation Agreement and General Release of all Claims, dated June 4, 2012, by and between NTN Buzztime, Inc. and Michael Bush (5)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	These exhibits are being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Filed or furnished herewith
(2)	Previously filed as an exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the registrant’s report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.
(5)	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on June 5, 2012 and incorporated herein by reference.
19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: August 14, 2012	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)

