Form 10-K
period 2012-12-31
NTN BUZZTIME INC
filed 2013-03-29
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission File Number 1-11460

NTN Buzztime, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	31-1103425
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2231 Rutherford Road, Suite 200 Carlsbad, California	92008
(Address of Principal Executive Offices)	(Zip Code)

(760) 438-7400

(Registrant’s telephone number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.005 par value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2012, computed by reference to the closing sale price of the common stock on the NYSE Amex on June 30, 2012, was approximately $7.1 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2013, the Registrant had 71,515,854 shares of common stock outstanding.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement relating to its 2013 annual meeting of stockholders are incorporated by reference into Part III of this report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Overview

We provide marketing services through interactive game content for hospitality venues that offer the games free to their customers. We have evolved from a developer and distributor of content to an interactive entertainment network provider that helps our network subscribers to acquire, engage and retain their patrons. Built on an extended network platform, this entertainment system has historically allowed multiple players to interact at the venue, but also enables competition between different venues, referred to as massively multiplayer gaming. We are now embarking on a complete change of our network architecture, technology platform and player engagement paradigm, which we currently refer to as our next generation product line, or Next-Gen.

We generate revenues by charging subscription fees for our service to our network subscribers and from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Our games are currently available in over 3,600 locations in the U.S. and Canada, where they are shown on approximately 10,000-15,000 screens daily. We have over 3 million player registrations and over 52 million of our games are played each year. Approximately 38% of our network subscriber venues are related to national and regional restaurants and include well-known names such as Buffalo Wild Wings, Black Angus, Boston Pizza, Fox and Hound, Native New Yorker and Old Chicago.

Recent Acquisitions and Developments

In December 2012, we acquired substantially all of the assets of Interactive Hospitality. We also hired its founder, Barry Chandler, as our Chief Marketing Officer, or CMO. Interactive Hospitality’s digital media business specializes in creating digital marketing strategies for the hospitality industry. The business assists clients in attracting, engaging and retaining customers through the strategic use of social media. In addition to one-on-one digital strategies that Interactive Hospitality provides its national, regional and local clients, the industry- specific blog, TheBarBlogger.com, is seen as a trusted content source for strategies that independent bars and restaurants can implement quickly and effectively. In addition, Interactive Hospitality’s proprietary subscription based management toolkit, ManageYourBar.com, has been used by more than 1,500 bars and restaurants in the U.S. since its launch in 2009. We believe that the addition of Mr. Chandler as our CMO and the assets of Interactive Hospitality will be instrumental in helping us transition our strategy to include an inbound content marketing strategy versus primarily traditional outbound strategies that we have historically employed.

In October 2011, we acquired substantially all of the assets of the Stump! Trivia hosted live trivia business. We also hired the founders of that business as our employees. Stump! Trivia currently conducts nearly 300 events per week, or over 13,000 annually, primarily in the Northeastern region of the U.S. We have incorporated the Stump! Trivia business as part of our larger effort in the live event business, which we are launching under the “Buzztime Live” moniker.

Starting in late December 2012 and continuing into February 2013, we launched the first iteration of our new Next-Gen configuration in a pilot for one of our national chain clients. Next-Gen will be our new technology platform and product line. The Next-Gen configuration, when fully developed, will consist of application programming interfaces, or APIs, and mobile applications, or apps.

The first iteration of Next-Gen consists primarily of a new 7” tablet playmaker device, which we have customized and ruggedized and to which we added a video game arcade. The first iteration of Next-Gen does not contain all the features we plan to offer, for example, it does not incorporate the new technology stack we are developing. However, at the end of February 2013, these tablet playmakers were installed in 32 locations, and engagement metrics, such as visits to our multiplayer games and registration rates, for these locations showed significant improvement relative to similar metrics measured at locations that contain our existing playmaker device. Because of our new game arcade, we will have new engagement metrics to monitor in the future.

Customization of the platform might be available for larger subscribers, and systems integration work might consist of venue-specific development to provide more advanced services such as music programming, POS integration, digital and dynamic menu management, and back of house utilities and training. These additional services are not yet proven on an economic basis and are still under development.

The new tablet playmakers are designed to be managed entirely through software and to have the potential to operate on a variety of networks. We also expect the platform in conjunction with our new playmaker to be versatile to support video playback and social networking.

We expect the tablet playmaker’s versatility to provide additional value for us and our network subscribers.

Our Strategy

We have historically operated under a recurring subscription-based model, whereby our primary source of revenue was related to monthly fees from network subscribers. Although we expect that subscription revenues will remain our primary source of revenue, we believe there are other revenue streams that could grow as a result of additional different functionality in and economic models related to our Next-Gen product offerings. These potential revenue streams include virtual currency and revenues from advanced services functionality contemplated on the Next-Gen platform and proprietary devices. We also generate revenue from advertising sales. Our strategy for achieving revenue growth from these various sources includes the following:

•	Establish the foundation for growth by improving the entertainment and marketing value of the in-venue content via our Next-Gen product concept, which includes more content, more games, different programming and more emphasis on both proprietary devices and the bring-your-own-device, or BYOD, consumer market.

•	Revamp the sales, account management and field marketing teams and capabilities. This strategy includes more focus on national accounts as well as increased discipline around qualifying prospective customers in an effort to ensure we are selling to only successful bars and grills in the independent market, our ideal client profile. We also hope to create more affiliate relationships to help sell, manage and retain network subscribers.

•	Transform our marketing approach utilizing more inbound content marketing strategies through proprietary articles, blog posts, videos and social media content that is shared within the industry and targeted at increasing the number of network subscribers as well as much more aggressive tactics aimed at increasing the number of players and the size of our audience, including through media partnerships. In conjunction with our Next-Gen platform, we intend to offer customer marketing services, designed to leverage our enhanced ability to register and “opt-in” patrons at network subscriber locations.

•	Improve the in-venue “live” experience and enable a variety of live trivia, game and casino style events under different formats for our network subscribers. We currently offer in-venue interactive entertainment products, including our Hosted Trivia, Competition Manager and our recently acquired Stump! Trivia™ live trivia event service.

•	Apply a more strategic approach to our poker product and other casino style games. We have approximately 250,000 registered poker players, and our ability to drive registration of poker players should grow significantly with new proprietary devices like our Android tablet and our Next-Gen poker app, which is under development.

•	Increase advertising revenue. Our Next-Gen platform should provide a more focused, interactive advertising opportunity, and we will expand the sales resources focused on selling these capabilities.

•	Significantly expand our brand reach and size of our player base by developing integrated mobile products that can be accessed out-of-venue, designed to augment and create context and relevance for our in-venue products.

Transition to the Next-Gen Platform

The Next-Gen platform and product line incorporates a series of APIs and mobile apps that will be made available on proprietary Buzztime playmakers and consumer devices. This platform and product line will enable patrons to interact with a series of networked multiplayer games, single player arcades, synchronized programming and loyalty programs. The product line is the result of new technology efforts that will be built to operate independently from Buzztime’s legacy network.

Building on the experience and data received from our pilot of the first iteration of Next-Gen for one of our large clients in 32 locations, we expect significantly higher levels of engagement by patrons as well as more ways to monetize that engagement.

Geographic Areas

The following table presents the geographic breakdown of our revenue for the last two fiscal years.

	Year Ended December 31,
	2012	2011
United States	94%	92%
Canada	6%	8%

Total	100%	100%

The following table presents the geographic breakdown of our long-term tangible assets for our last two fiscal years.

	Year Ended December 31,
	2012	2011
United States	100%	99%
Canada	0%	1%

Total	100%	100%

Competition

We face direct competition in hospitality venues and face competition for total entertainment dollars in the marketplace from other companies offering similar content and services. A relatively small number of direct competitors are active in the bar and restaurant games market, including Touchtunes Interactive Networks, The Answer Is . . . Productions Inc., TableTop Media, E la Carte, Inc., AMI Rowe and Livewire/Incredible Technologies, Inc. Competing forms of technology and entertainment provided in public venues include mobile device games and entertainment, such as mobile phone and table applications, on-table bar and restaurant entertainment systems, music and video-based systems, live entertainment and games, cable and pay-per-view programming, coin-operated single-player games/amusements and traffic-building promotions like happy hour specials and buffets.

Buzztime Significant Customer

Our customers are diverse and vary in venue size and location. For the years ended December 31, 2012 and 2011, we generated approximately 23% and 21%, respectively, of revenue from a single national chain, Buffalo Wild Wings, together with its franchisees. As of December 31, 2012 and 2011, approximately $123,000 and $95,000, respectively, was included in accounts receivable from this customer.

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

We have a small number of patent applications pending in the United States and Canada related to our interactive, network-based game technologies. These include applications for interactive gaming via mobile devices, systems and method for multiplayer gaming, and video feed synchronization. We do not consider technology patents to be central to our competitive position. Instead, our content and branding, which are protected by copyright and trademark law, form the core of our market approach.

We consider the Buzztime, Playmaker and Play Along trademarks and our many related trademarks to be valuable assets and have registered these trademarks in the United States and aggressively seek to protect them. Our flagship game titles, Countdown and Showdown are protected by both trademark and copyright registrations in the United States.

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

Government Regulations

The cost of compliance with federal, state and local laws has not had a material effect on our capital expenditures, earnings or competitive position to date. In June 1998, we received approval from the Federal Communications Commission (the “FCC”) for our 900 MHz Playmakers, and in December 2012, we received approval from the FCC for our tablet playmaker charging trays. The tablets we currently use have been certified by its manufacturer. The multi-player card games offered on the Buzztime network may be restricted in some jurisdictions; the laws and regulations governing distribution of card games vary in different jurisdictions.

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

Employees

As of March 26, 2013, we employed approximately 120 people on a full-time basis and 211 people on a part-time basis. We also utilize independent contractors for specific projects and hire as many as 5 seasonal employees as needed to produce our play-along sports games during various professional and collegiate sports seasons. None of our employees are represented by a labor union and we believe our employee relations are satisfactory.

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

We have a history of significant losses, including net losses of $995,000 and $3,419,000 for the years ended December 31, 2012 and 2011, respectively, and an accumulated deficit of $111,730,000 as of December 31, 2012. We may also incur future operating and net losses, due in part to expenditures required to implement our business strategies, including the development and implementation of our Next-Gen technology platform and product line. Despite significant expenditures, we may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter and year to year.

We receive a significant portion of our revenues from a single customer, and any decrease in the amount of business from that customer or any other significant customer could materially and adversely affect our cash flow and revenue.

Buffalo Wild Wings together with its franchisees is a significant customer.  For the year ended December 31, 2012, we generated approximately 23% of our total revenue from this national chain. As of that date, approximately $123,000 was included in accounts receivable from this customer. If Buffalo Wild Wings, a significant number of its franchisees, and/or one or more other significant customers breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

Our cash flow may not cover current capital needs and we may need to raise additional funds in the future.  Such funds may not be available on favorable terms or at all and, if available, may dilute current stockholders.

Our capital requirements will depend on many factors, including:

•	our ability to generate cash from operating activities;

•	acceptance of, and demand for, our interactive games and entertainment;

•	the costs of developing and implementing our Next-Gen technology platform and product line;

•	the costs of developing new entertainment content, products or technology or expanding our offering to new media platforms such as the internet and mobile phones;

•	the extent to which we invest in the creation of new entertainment content and new technology; and

•	the number and timing of acquisitions and other strategic transactions, if any.

In addition, in order to fully execute on our strategic initiatives discussed above, we believe we will likely require additional capital.

If we need to raise additional funds in the future, such funds may not be available on favorable terms, or at all.  Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders.  If we cannot raise funds on acceptable terms, or at all, we may not be able to develop and implement our Next-Gen technology platform and product line, develop or enhance our other products and services, execute our business plan or any or all of our strategic initiatives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

A disruption in our sole-source supply of playmaker controllers or components could negatively impact our subscriptions and revenue.

We currently purchase our Classic playmaker game controllers from an unaffiliated manufacturer located in Taiwan under a supply agreement executed in April 2007, with a term that automatically renews for one year periods. We purchase our Next-Gen playmaker tablets from a single manufacturer and certain tablet components from another unaffiliated manufacturer located in China. We currently do not have an alternative source of supply for these devices or components.   If these sole suppliers are delayed, become unavailable, have product quality issues or shortages occur, we may be unable to timely obtain replacement equipment, which, in turn could hurt our customer loyalty, cause subscription cancellations and reduce our revenue. If our suppliers were to go out of business or otherwise become unable to meet our needs for reliable game controller equipment, the process of locating and qualifying alternate sources could take months, during which time our production could be delayed, and may, in some cases, require us to redesign our products and systems. Such delays and potentially costly re-sourcing and redesign could have a material adverse effect on our business, operating results and financial condition.

Industry and economic conditions have and may continue to adversely affect the market and can affect demand for our services and ultimately harm our business.

Negative trends in the general economy and reduced traffic and revenues in the restaurant and hospitality industry continue to depress the market for our products and services.  The current and continuing financial and economic problems have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and volatility in credit and equity markets.  These continued financial and economic problems could adversely affect our operating results if they result, for example, in spending cutbacks at our customers generally or the insolvency of one or more significant customers.   Tight credit markets could eliminate or delay growth of our customers and the number of customer sites and could also delay or prevent us from acquiring or making investments in other technologies, products or businesses that could enhance or complement our Buzztime network or ability to generate additional revenues, such as from advertising.

In addition, global economic conditions, increased cost of commodities, widespread employee layoffs, actual or threatened military action by the United States and the continued threat of terrorism, have resulted in decreased consumer spending and may continue to negatively impact consumer confidence and spending.  Continued weakness in consumer confidence or disposable income in general may negatively affect consumer spending at the hospitality venues that comprise the primary customer base for our Buzztime network, and may also negatively affect spending by advertisers in our market.

We cannot predict other negative events that may have adverse effects on the global economy in general and the hospitality and advertising industries specifically.  However, the factors described above and such unforeseen events could have a material adverse effect on our revenues and operating results.

We may not be able to compete effectively within the highly competitive interactive games and entertainment industries.

We face intense competition in the markets in which we operate. First, we face significant competition for total revenues in the overall market for entertainment in hospitality venues from other companies offering similar content and services.  Our direct competitors in the hospitality games market comprise a small number of significant competitors including Touchtunes Interactive Networks, The Answer Is . . . Productions Inc., TableTop Media, E la Carte, Inc., AMI Rowe and Livewire/Incredible Technologies, Inc. Additionally, we compete with a variety of other forms of technology and entertainment for total entertainment dollars in the marketplace. These other forms of entertainment include mobile device games and entertainment, such as mobile phone and table applications, on-table bar and restaurant entertainment systems, music and video-based systems, live entertainment and games, cable and pay-per-view programming, coin-operated single-player games/amusements and traffic-building promotions like happy hour specials and buffets.

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

If we do not compete successfully in the development of new products and keep pace with rapid technological change, we will be unable to achieve profitability or sustain a meaningful market position. The interactive entertainment, game and advertising industries are highly competitive and subject to rapid technological changes. We are aware of other companies that are introducing interactive game products on various platforms, including mobile devices and interactive television, which allow players to compete across the nation. Some of these companies may have substantially greater financial and organizational resources than we do, which could allow them to identify or better exploit emerging trends and market opportunities. In addition, changes in customer tastes may render our products and services obsolete or noncompetitive.

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

We may not be able to significantly grow our subscription revenue and implement our other business strategies.

We expect to derive substantially all of our revenue, including subscription and advertising revenue, for at least the next several years from our Buzztime network and Stump! Trivia events. Accordingly, our success depends on our ability to increase market awareness and encourage the adoption of the Buzztime brand and our game service among establishments such as restaurants, sports bars, taverns and pubs, and within the interactive game player community. Our success also depends on our ability to improve customer retention. We may not be able to leverage our resources to expand awareness of and demand for our game service. In addition, our efforts to improve our game platform and content may not succeed in generating additional demand for our products within the player community or strengthening the loyalty and retention of our existing customers. The degree of market adoption of Buzztime will depend on many factors, including consumer preferences, the availability and quality of competing products and services, and our ability to leverage our brand.

Our success also depends on our ability to implement our other business strategies, which include growing our advertising revenue, developing our Next-Gen platform that allows for consumer play across the digital platform including our Buzztime network and provides related cross-selling opportunities across our Buzztime network, the internet, and mobile devices focusing on national accounts and growing our marketing services and sponsorship revenues. The implementation of these strategies will require us to dedicate significant resources to, among other things, fully developing and implementing our Next-Gen technology platform and product line, expanding our other product offerings, customizing our products and services to meet the unique needs of our national accounts and expanding and improving our marketing services and promotional efforts. We may be unable to implement these strategies as currently planned.

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

We have experienced significant changes in our executive leadership over the past several years.  Jeff Berg, our Chairman of the Board, has served as our Interim Chief Executive Officer since June 2012. Michael Bush was appointed Chief Executive Officer in April 2010 and resigned effective June 2012.  Terry Bateman was appointed Chief Executive Officer in February 2009 and resigned effective March 2010.  Michael Fleming served as Interim Chief Executive Officer from May 2008 until his resignation in November 2008.  Dario Santana, our former Chief Executive Officer and President, separated from our Company in May 2008.  Because of our recent financial and stock performance, geographic location and other business factors in a relatively small industry, we face substantial challenges in attracting and retaining experienced senior executives.  Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team.  Changes to strategic or operating goals with the appointment of new executives may themselves prove to be disruptive. Executive leadership transition periods are often difficult as the new executives gain detailed knowledge of company operations and due to cultural differences and friction that may result from changes in strategy and style.  Without consistent and experienced leadership, customers, employees, creditors, stockholders and others may lose confidence in us.

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

We expect to continue to consider and pursue opportunities to grow our business through acquisitions of other businesses, assets, technologies and products.  We have in the past and may in the future invest significant resources in evaluating, consummating and integrating such acquisitions. For example, we acquired substantially all the assets of Interactive Hospitality in December 2012 and of Trailside Entertainment, also known as Stump! Trivia, in October 2011. In making acquisition decisions, we may not be successful in selecting businesses, assets, technologies or products that complement our existing or future business and products.  We may also be unsuccessful in integrating any acquired business and personnel.

We may face exposure on sales and use taxes in various states.

From time to time, state tax authorities have made and other states will make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. In the current difficult economic climate, many states are expanding their interpretation of their sales and use tax statutes to derive additional revenue. While in the past the sales and use tax assessments we have paid have not been significant to our operations, such expenses may increase in the future.

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

We have incurred significant net operating loss carryforwards that likely we will be unable to use.

As of December 31, 2012, we had federal income tax net operating loss, or NOL, carryforwards of approximately $54.4 million, which begin to expire in 2017.  As of December 31, 2012, we had state income tax NOL carryforwards of approximately $20.7 million, which will continue expiring in 2013. We believe that our ability to utilize our NOL carryforwards may be substantially restricted by the passage of time and the limitations of Section 382 of the Internal Revenue Code, which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these Section 382 limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available carryforwards. We have established a full valuation allowance for substantially all of our deferred tax assets, including the NOL carryforwards, since we do not believe we are likely to generate future taxable income to realize these assets.

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

Risks Relating to the Market for Our Common Stock

Our common stock could be delisted or suspended from trading on the NYSE MKT if we fail to maintain compliance with continued listing criteria.

The NYSE MKT will normally consider suspending dealings in, or delisting, securities selling for a substantial period of time at a low price per share if the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that NYSE MKT deems such action to be appropriate under the circumstances. While the NYSE MKT does not provide bright line minimum share price standards for continued listing, we believe that a price less than $1.00 per share for a substantial period of time may be investigated. Our common stock has traded at below $1.00 per share since July 2007.

In addition, the NYSE MKT will normally consider suspending dealings in, or delisting, securities of an issuer which has stockholders' equity of less than $6,000,000 if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Although our stockholders' equity increased from $6.4 million as of December 31, 2011 to $7.9 million as of December 31, 2012, we had losses from continuing operations and/or net losses in each of our five most recent fiscal years.

If we are unable to comply with the NYSE MKT continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from the NYSE MKT. Alternatively, in order to avoid delisting by the NYSE MKT for having a low trading price for a substantial period, we may be required to effect a reverse split of our common stock. The delisting of our common stock from the NYSE MKT for whatever reason may materially impair our stockholders' ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

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

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices. As of December 31, 2012, there were approximately 1,814,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.14 to $3.33 per share. As of December 31, 2012, there were also outstanding warrants to purchase an aggregate of approximately 4,500,000 shares of common stock at exercise prices ranging from $0.30 to $1.50 per share.

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

Our authorized but unissued and unreserved shares of common stock may not be sufficient to address our need to raise additional funds, which could adversely affect our business.

We may need to raise additional funds in the future and it could require us to issue additional shares of our common stock. Currently, we have 84,000,000 shares of common stock authorized and as of December 31, 2012, approximately 71,123,000 shares of common stock were outstanding and approximately 11,830,000 shares were reserved for issuance under our stock option plans and outstanding warrants. As a result, we only had approximately 1,047,000 authorized shares of common stock available for issuance as of December 31, 2012, and any increase in the authorized shares will require stockholder approval. If we do not have enough shares authorized to effect an equity financing and we are unable to obtain stockholder approval to increase the number of shares or such approval is not able to be obtained in a timely manner, our ability to raise capital through equity financing may be harmed and our business could suffer.

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

ITEM 3.         Legal Proceedings

From time to time, we become subject to legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more legal proceedings could materially adversely affect our business, results of operations or financial condition. In addition, defending any claim requires resources, including cash to pay legal fees and expenses, and our limited financial resources could severely impact our ability to defend any such claim.

Also from time to time, state and provincial tax agencies have made, and we anticipate will make in the future, inquiries as to whether our service offerings are subject to taxation in their jurisdictions. Many states have expanded their interpretation of their sales and use tax statutes, which generally had the effect of increasing the scope of activities that may be subject to such statutes. We evaluate inquiries from state and provincial tax agencies on a case-by-case basis and have favorably resolved the majority of these inquiries in the past, though we can give no assurances as to our ability to favorably resolve such inquiries in the future. Any such inquiry could, if not resolved favorably to us, materially adversely affect our business, results of operations or financial condition.

We are currently involved in sales tax inquiries with certain states and provinces. As a result of those inquiries, we recorded a total net liability of $70,000 and $604,000 as of December 31, 2012 and 2011, respectively, with respect to tax assessments to which we may be subject as a result of such inquiries. Based on the guidance set forth by ASC No. 450, Contingencies, we deemed the likelihood that we will be required to pay all or part of these assessments as reasonably possible. During the year ended December 31, 2012, we prevailed in one state tax inquiry, resulting in a reversal of the liability of approximately $425,000.

ITEM 4.         Mine Safety Disclosures

Not Applicable

PART II

ITEM 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE MKT under the symbol “NTN.” Set forth below are the high and low sales prices for the common stock for the two most recent fiscal years:

	High	Low
Year Ended December 31, 2012
First Quarter	$0.28	$0.20
Second Quarter	$0.25	$0.13
Third Quarter	$0.23	$0.13
Fourth Quarter	$0.23	$0.18

	High	Low
Year Ended December 31, 2011
First Quarter	$0.52	$0.38
Second Quarter	$0.52	$0.42
Third Quarter	$0.45	$0.38
Fourth Quarter	$0.42	$0.25

On March 26, 2013, the closing price for our common stock as reported on the NYSE MKT was $0.25 and there were approximately 1,078 holders of record.

To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of our Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for our growth. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

We have 156,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of our common stock. In 2012, we issued approximately 73,000 shares of our common stock for payment of these dividends.

ITEM 6.        Selected Financial Data

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information otherwise required by this item.

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report (including, but not limited to, the following discussion of our financial condition and results of operations) and the documents incorporated herein by reference contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “believes,” “anticipates,” “estimates,” “expects,” “projections,” “may,” “potential,” “plan,” “continue” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including but not limited to statements regarding our future financial performance or position, our business strategy, plans or expectations, and our objectives for future operations, including relating to our products and services. Forward-looking statements contained herein are inherently subject to risks and uncertainties and our actual results and outcomes may be materially different from those expressed or implied by the forward-looking statements. Our actual results and outcomes may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled “Risk Factors” in Item 1A, and other documents we file with the Securities and Exchange Commission. We cannot guarantee future results, levels of activity, performance or achievements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report.

Overview

We provide marketing services through interactive game content for hospitality venues that offer the games free to their customers. We have evolved from a developer and distributor of content to an interactive entertainment network provider that helps our network subscribers to acquire, engage and retain their patrons. Built on an extended network platform, this entertainment system has historically allowed multiple players to interact at the venue, but also enables competition between different venues, referred to as massively multiplayer gaming. We are now embarking on a complete change of our network architecture, technology platform and player engagement paradigm, which we currently refer to as our next generation product line, or Next-Gen.

We generate revenues by charging subscription fees for our service to our network subscribers and from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Our games are currently available in over 3,600 locations in the U.S. and Canada, where they are shown on approximately 10,000-15,000 screens daily. We have over 3 million player registrations and over 52 million of our games are played each year. Approximately 38% of our network subscriber venues are related to national and regional restaurants and include well-known names such as Buffalo Wild Wings, Black Angus, Boston Pizza, Fox and Hound, Native New Yorker and Old Chicago.

Recent Acquisitions and Developments

In December 2012, we acquired substantially all of the assets of Interactive Hospitality. We also hired its founder, Barry Chandler, as our Chief Marketing Officer, or CMO. Interactive Hospitality’s digital media business specializes in creating digital marketing strategies for the hospitality industry. The business assists clients in attracting, engaging and retaining customers through the strategic use of social media. In addition to one-on-one digital strategies that Interactive Hospitality provides its national, regional and local clients, the industry- specific blog, TheBarBlogger.com, is seen as a trusted content source for strategies that independent bars and restaurants can implement quickly and effectively. In addition, Interactive Hospitality’s proprietary subscription based management toolkit, ManageYourBar.com, has been used by more than 1,500 bars and restaurants in the U.S. since its launch in 2009. We believe that the addition of Mr. Chandler as our CMO and the assets of Interactive Hospitality will be instrumental in helping us transition our strategy to include an inbound content marketing strategy versus primarily traditional outbound strategies that we have historically employed.

In October 2011, we acquired certain assets from Trailside Entertainment Corporation, also known as Stump! Trivia, which are used in providing live hosted trivia events at hospitality venues. We are using these acquired assets to complement our existing social entertainment offerings.

Results of Operations

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

We generated a net loss of $995,000 for the year ended December 31, 2012, compared to net loss of $3,419,000 for the year ended December 31, 2011.

Revenue

Revenue increased $194,000, or 1%, to $24,064,000 for the year ended December 31, 2012 from $23,870,000 for the year ended December 31, 2011 due primarily to an increase of $1,356,000 generated by the Stump! Trivia business that we acquired in October 2011 and a net increase of approximately $7,000 in other revenues, offset by a decrease in subscription revenue of $1,169,000 related to lower average site count and lower average revenue generated per site. Comparative site count information for the Buzztime network is as follows:

	Network Subscribers as of December 31,
	2012	2011
Site Count - Beginning of Period	3,932	3,925
Installations	602	1,016
Terminations	(896)	(1,009)
Site Count - End of Period	3,638	3,932
Churn Percentage	23.7%	25.7%

Geographic breakdown of our ending site count for the Buzztime network is as follows:

	Network Subscribers as of December 31,
	2012	2011
United States	3,416	3,692
Canada	222	240
Total	3,638	3,932

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the years ended December 31, 2012 and 2011:

	For the years ended December 31,
	2012	2011
Revenues	$24,064,000	$23,870,000
Direct Costs	6,157,000	5,807,000
Gross Margin	$17,907,000	$18,063,000

Gross Margin Percentage	74%	76%

Gross margin as a percentage of revenue decreased to 74% for the year ended December 31, 2012 compared to 76% in the prior year. Direct costs increased $350,000, or 6%, to $6,157,000 for the year ended December 31, 2012 as compared to $5,807,000 for the prior year period. The increase in direct costs was primarily due to direct wages of $1,004,000 as a result of acquiring Stump! Trivia and $90,000 of other net miscellaneous increases. These increases were offset by decreased direct depreciation and amortization expense of $211,000 due to assets becoming fully depreciated, decreased service provider fees of $192,000 primarily due to fewer installations and deinstallations of customer sites during the year ended December 31, 2012 compared to the same period in 2011, decreased freight expense of $179,000 also due to fewer installations and deinstallations of customer sites and decreased content fees of $162,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,200,000, or 11%, to $18,248,000 for the year ended December 31, 2012 from $20,448,000 for the prior year period. The decrease in selling, general and administrative expenses was primarily due to decreased payroll and related expenses of $1,766,000 due to the reorganization that took place during the second quarter of 2012, decreased other tax expense of $541,000 primarily due to the favorable outcome of a sales tax assessment resulting in a reversal of an accrued liability of approximately $425,000, decreased selling and marketing expenses of $373,000, decreased occupancy expense of $303,000 resulting from lower rent related to our new facility lease, decreased travel and entertainment expense of $268,000 due to our reorganization and a decrease of $126,000 related to expenses incurred during the year ended December 31, 2011 in connection with moving our corporate headquarters and warehouse. These decreases were offset by increased consulting fees of $731,000 for product development and administrative services, increased severance expense of $147,000 related to our reorganization, increased bad debt expense of $113,000, increased service fees of $90,000, and other net increases totaling $96,000.

Depreciation and Amortization

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $170,000 to $721,000 for the year ended December 31, 2012 from $891,000 for 2011 primarily due to accelerating the amortization expense of an intangible asset we acquired in 2009.

Other (Expense) Income, Net

Other (expense) income, net changed from $20,000 of other net income during the year ended December 31, 2011 to $16,000 of other net expense for the year ended December 31, 2012. The change was primarily due to having recognized as income in the prior period a $49,000 sales tax refund and an increase of $8,000 in other miscellaneous expenses. This was offset by a decrease in foreign currency exchange losses of $21,000 related to our foreign operations.

Income Taxes

We expect to incur state income tax liability in 2012 related to our U.S. operations. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. For the year ended December 31, 2012, we recorded a net tax benefit of approximately $83,000 due to recognizing certain state tax credit carryforwards. For the year ended December 31, 2011, we recorded a net tax provision of $163,000.

At December 31, 2012, we had net operating loss, or NOL, carryforwards of approximately $54,371,000 and $20,708,000 for federal and state income tax purposes, respectively. Section 382 of the Internal Revenue Code (“IRC”) imposes limits on the ability to use NOL carryforwards that existed prior to a change in control to offset future taxable income. We have not yet performed an analysis through December 31, 2012 due to the complexity and cost associated with the study, and the fact that there may be additional ownership changes in the future.  Such limitations would reduce, potentially significantly, gross deferred tax assets related to net operation loss carryforwards.  We continue to disclose the net operating loss carryforwards at their original amount as no potential limitation has been quantified.  We have also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the three months ended December 31,		For the years ended December 31,
	2012	2011	2012	2011
Net income (loss) per GAAP	$629,000	$(1,039,000)	$(995,000)	$(3,419,000)
Interest expense, net	7,000	13,000	41,000	49,000
Depreciation and amortization	689,000	947,000	2,879,000	3,260,000
Income tax (benefit) provision	(109,000)	115,000	(83,000)	163,000
EBITDA	$1,216,000	$36,000	$1,842,000	$53,000

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $2,721,000 compared to cash and cash equivalents of $1,374,000 as of December 31, 2011.

In February 2012, we completed a stockholders rights offering to our stockholders of record as of February 2, 2012. We issued a total of 2,070,719 shares of our common stock at a subscription price of $0.25 per share. In connection with the rights offering, we entered into an investment agreement with Matador Capital Partners, LP, or Matador. Mr. Jeffrey A. Berg, one of our directors and also now our Interim Chief Executive Officer, is the managing member of the general partner of Matador. Under the terms of the investment agreement, upon expiration of the rights offering, Matador purchased for $0.25 per share 8,000,000 shares of our common stock not subscribed for and purchased by holders upon exercise of their subscription rights. We received gross proceeds of $2.5 million from the rights offering and under the investment agreement.

We believe existing cash and cash equivalents, funds generated from operations and the proceeds received from the rights offering completed in February 2012 (see Note 10) will be sufficient to meet our operating cash requirements for at least the next twelve months. We have no debt obligations other than capital leases and a note payable for certain equipment purchases. It is our intention to continue entering into capital lease or financing facilities for certain equipment requirements when economically advantageous. In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of December 31, 2012, we had working capital (current assets in excess of current liabilities) of $841,000 compared to negative working capital (current liabilities in excess of current assets) of $1,070,000 as of December 31, 2011. The following table shows our change in working capital from December 31, 2011 to December 31, 2012.

Increase (Decrease)
Working capital as of December 31, 2011	$(1,070,000)
Changes in current assets:
Cash and cash equivalents	1,347,000
Restricted cash	(50,000)
Accounts receivable, net of allowance	(140,000)
Prepaid expenses and other current assets	274,000
Total current assets	1,431,000
Changes in current liabilities:
Accounts payable	21,000
Accrued compensation	(159,000)
Accrued expenses	(263,000)
Sales taxes payable	(567,000)
Income taxes payable	2,000
Obligations under capital lease	(186,000)
Deferred revenue	456,000
Other current liabilities	216,000
Total current liabilities	(480,000)
Net change in working capital	1,911,000
Working capital as of December 31, 2012	$841,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the years ended December 31,
	2012	2011
Cash provided by (used in):
Operating activities	$2,156,000	$574,000
Investing activities	(2,777,000)	(2,790,000)
Financing activities	1,952,000	(300,000)
Effect of exchange rates	16,000	(16,000)
Net increase (decrease) in cash and cash equivalents	$1,347,000	$(2,532,000)

Net cash provided by operating activities. We are dependent on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $2,156,000 for the year ended December 31, 2012 compared to net cash generated from operating activities of $574,000 for the same period in 2011. The $1,582,000 increase in cash provided by operations was primarily due to a decrease in net loss of $1,829,000, after giving effect to adjustments made for non-cash transactions, offset by a decrease of $247,000 in cash provided by operating assets and liabilities during the year ended December 31, 2012 compared to the same period in 2011.

Our largest use of cash is payroll and related costs. Cash used related to payroll increased $225,000 to $11,382,000 for the year ended December 31, 2012 from $11,157,000 during 2011 due primarily to having higher headcount related to Stump! Trivia as well as severance expenses related to our reorganization that took place during the second quarter of 2012. Cash received from customers increased $1,232,000 to $25,252,000 for the year ended December 31, 2012 from $24,020,000 during the same period in 2011 and includes payments received from a customer under an equipment leasing agreement as well as for amounts received under a services agreement.

Net cash used in investing activities. We used $2,777,000 in cash for investing activities for the year ended December 31, 2012 compared to $2,790,000 in cash used for investing activities during 2011. The $13,000 decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $368,000 resulting from fewer field equipment purchases, as well as a decrease of approximately $140,000 related to the acquisition of Stump! Trivia. These decreases were offset by an increase in capitalized software development activities of $361,000 and a decrease in proceeds from sales of securities available-for-sale of $134,000.

Net cash provided by (used in) financing activities. Net cash provided by financing activities increased $2,252,000 to $1,952,000 for the year ended December 31, 2012 compared to net cash used in financing activities of $300,000 for 2011. The increase in cash provided by financing activities was due to net proceeds from the rights offering and the related investment agreement completed in February 2012 of $2,310,000 and decreased payments on our capital leases of $128,000, offset by a decrease in proceeds from a note payable of $123,000, an increase of $26,000 in principal payments on our note payable, a $36,000 decrease in proceeds from the exercise of stock options, and $1,000 for tax withholding related to the net-share settlement of restricted stock units.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are assessed quarterly for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. If after assessing the totality of events or circumstances we determine it is not more likely than not that the goodwill is less than its carrying amount, then performing the two-step impairment test outlined in ASC No. 350 is unnecessary. During the year ended December 31, 2012, we performed the annual qualitative assessment of our goodwill related to NTN Canada, Inc., and determined that there were no indications of impairment.

ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, we assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. We performed our annual review of our other intangible assets and determined that there were no indications of impairment for the year ended December 31, 2012. During the year ended December 31, 2011, we determined that the underlying customer base of the subscription customer intangible asset related to our asset acquisition in 2009 of substantially all of the assets of i-am TV had diminished to such a level that the future cash flow of the remaining customers did not substantially equal the remaining net book value of the asset. As a result, we accelerated the amortization expense of approximately $187,000 for those customers who terminated so that the net book value as of December 31, 2011 approximately equaled the future cash flow of the remaining i-am TV customers.

Purchase Accounting – We account for acquisitions pursuant to ASC No. 805, Business Combinations. We record all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values. The purchase price allocation for the asset acquisition of Trailside Entertainment, also known as Stump! Trivia, was final as of December 31, 2011. During the year ended December 31, 2012, we entered into two immaterial asset acquisitions. The purchase price allocation for the asset acquisition of Interactive Hospitality and Panel Media Group were final as of December 31, 2012.

Assessments of Functional Currencies—The United States dollar is our functional currency, except for our operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of our foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of our subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2012 and 2011, we recorded $20,000 and $41,000 in foreign currency losses, respectively, due to settlements of intercompany transactions and re-measurement of intercompany balances with our Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income in the accompanying statements of operations. Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2012, the net impact to our results of operations from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the year ended December 31, 2011.

Revenue Recognition—We recognize revenue from recurring service fees earned from our network subscribers, Stump! Trivia events, advertising revenues, leased equipment and distribution and licensing fees from our Buzztime-branded content delivered primarily through our interactive consumer platforms. To the extent these arrangements contain multiple deliverables, we evaluate the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. Arrangements for the transmission of our Buzztime network contain two deliverables: the installation of equipment and the transmission of our network content for which we receive monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship. As a result, installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

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

We evaluate our lease transactions in accordance with ASC No. 840, Leases, to determine classification of the leases against the following criteria:

•	The lease transfers ownership of the property to the lessee by the end of the lease term;

•	There is a bargain purchase option;

•	The lease term is equal to or greater than 75% of the economic life of the equipment; or

•	The present value of the minimum payments is equal to or greater than 90% of the fair market value of the equipment at the inception of the lease.

Because our current leasing agreement meets at least one of the criteria above and collectability of the minimum lease payments is reasonably assured and there are no important uncertainties surrounding the amount of reimbursable costs yet to be incurred under the lease, we classify the lease as a sales-type lease, and we recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed and determinable and collectability is reasonably assured.

We recognize revenues from advertising, Stump! Trivia events, and royalties when all material services or conditions relating to the transaction have been performed or satisfied.

Software Development Costs—We capitalize costs related to the development of certain software products in accordance with ASC No. 350. Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $650,000 and $578,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, approximately $156,000 and $462,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the years ended December 31, 2012 and 2011, and determined to abandon various software development projects that we determined were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $7,000 and $155,000 was recognized for the years ended December 31, 2012 and 2011, respectively, which was included in our selling, general and administrative expenses.

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

The following weighted average assumptions were used for grants issued during 2012 and 2011 under the ASC No. 718 requirements:

	2012	2011
Weighted average risk-free rate	0.53%	1.54%
Weighted average volatility	95.21%	97.70%
Dividend yield	0.00%	0.00%
Expected life	5.71 years	5.22 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. Stock-based compensation expense for employees for the years ended December 31, 2012 and 2011 was $185,000 and $332,000, respectively, and is expensed in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. This update is effective on a prospective basis for reporting periods beginning after December 15, 2012, which for us is January 1, 2013. We do not expect that adopting this update will have a material impact on our consolidated financial statements.

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

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.     Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed, in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on our evaluation and subject to the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that there were no material weaknesses in our disclosure controls and procedures and that such disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance of achieving the desired control objectives, and therefore there were no corrective actions taken.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     Other Information

Not Applicable.

PART III

ITEM 10.      Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth certain information regarding our directors:

Name	Age (1)	Director Since
Jeff Berg	53	2008
Mary Beth Lewis	55	2009
Steve Mitgang	51	2010
Paul Yanover	46	2012
Tony Uphoff	56	2013

(1)	As of March 26, 2013.
(2)	Mr. Uphoff was appointed to our board of directors effective as of March 20, 2013.

The following biographical information is furnished with respect to our directors:

Jeff Berg has served as our Interim Chief Executive Officer since June 2012. He has also served on our Board of Directors since August 2008 and as Chairman of our Board of Directors since November 2008. Mr. Berg is a private investor currently serving as the managing member of the General Partner of Matador Capital Partners, LP, an investment partnership that he founded in 2007. Since 2001, he has been Chairman of the Board of Directors and a lead investor in Surfline/Wavetrak Inc., a digital media business. He was also the lead director of Swell Commerce, Inc., a direct marketer of surf apparel and accessories, a company that he co-founded in 1999, until it was sold in December 2009 to Billabong International. From July 2000 to April 2001, Mr. Berg served as Interim Chief Executive Officer of Swell. He was also founder and sole stockholder of Airborne Media LLC, a specialty media company that he founded in 2006, which operates web sites and publishes magazines and other niche-market print products, and sold the majority of its assets in 2009. Between 1995 and 2000, Mr. Berg was Chairman of the Board of Directors of AccentHealth, a provider of segmented, patient education-oriented TV programming to medical waiting rooms. Mr. Berg has over 20 years of experience as a professional investor. From 1994 to 2006, he served as the Chief Investment Officer of Matador Capital Management, and prior to that time, he worked for nine years at Raymond James Financial as a securities analyst. Mr. Berg holds a B.S. in Business Administration from the University of Florida. Mr. Berg was chosen to serve on our Board of Directors because of his experience with out-of-home and digital media, as well as Mr. Berg being a significant shareholder of our Company.

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

Steve Mitgang has served on our Board of Directors since August 2010. Since June 2012, Mr. Mitgang has been serving as Chief Executive Officer of SmartDrive Systems, a company that provides driving intelligence solutions that improve safety, reduce collisions and improve fuel efficiency, and he also has served on SmartDrive’s Board of Directors since June 2012. Since February 2011, he also has been serving on the Board of Directors of MapMyFitness, Inc., an online business featuring fitness-oriented social networks and training applications. From 2007 to 2009, Mr. Mitgang was the President and Chief Executive Officer of Veoh Networks, an internet television company. Prior to his tenure at Veoh Networks, Mr. Mitgang worked at Yahoo! from 2003 to 2007. Mr. Mitgang joined Yahoo! after its acquisition of Overture Services, where he was the head of the Performance Marketing group. From 2001 to 2003, Mr. Mitgang was President and Chief Executive Officer of Keylime Software, a web analytics company that was acquired by Overture Services during Mr. Mitgang’s leadership. Mr. Mitgang holds a degree in Architecture from the University of California, Berkeley. Mr. Mitgang was chosen to serve on our Board of Directors because of his extensive experience in business development, marketing and advertising within the digital media and technology industries.

Paul Yanover has served on our Board of Directors since July 2012. Mr. Yanover currently serves as President of Fandango, LLC. From February 2011 to September 2012 he served as President of Lookout Interactive Media, a consulting practice focused on strategy, product development, marketing and monetization for digital media, technology and entertainment companies. From June 2006 to January 2011, Mr. Yanover served as Executive Vice President and Managing Director of Disney Online. From December 2001 to June 2006 he was Senior Vice President in charge of Disney’s Parks and Resorts Online and was a founding executive of the Buena Vista Game Entertainment Studio, a startup within Disney. From July 1999 to December 2001, Mr. Yanover was co-founder and Chief Executive Officer of Ceiva Logic, a consumer electronics company. Since June 2011, Mr. Yanover has served on the board of Clarity Media Group, LLC, a media company. Mr. Yanover holds a double honors Bachelor of Science degree in computer science and economics from the University of Western Ontario, and a Master of Computer Science from the University of Southern California. Mr. Yanover was chosen to serve on our Board of Directors because of his extensive experience in developing and monetizing digital media, marketing and game environments.

Tony Uphoff was appointed to our Board of Directors in March 2013. Since January 2013, Mr. Uphoff has been serving as Chief Executive Officer of Business.com Media, Inc., a leading online B2B solutions company. From September 2006 until June 2012, Mr. Uphoff served as Chief Executive officer of UBM TechWeb, a provider of digital media, live event and marketing services. Prior to UBM TechWeb, Mr. Uphoff was the founder and Chief Executive Officer of Beliefnet.com, President of VNU Media's Entertainment Group and Publisher of The Hollywood Reporter and InformationWeek. Mr. Yanover was chosen to serve on our Board of Directors because of his extensive business, marketing and media industry experience.

The following table sets forth certain information regarding our executive officers:

Name	Age (1)	Position(s) Held
Jeff Berg	53	Interim Chief Executive Officer
Kendra Berger	46	Chief Financial Officer
Vladimir Khuchua-Edelman	39	Chief Content Officer
Barry Chandler	34	Chief Marketing Officer

(1) As of March 26, 2013.

The following biographical information is furnished with respect to our executive officers other than Mr. Berg. For biographical information related to Mr. Berg, please see “Directors” above.

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

Vladimir Khuchua-Edelman was appointed our as Chief Product Officer in July 2012. From February 2011 until July 2012, Mr. Edelman was our Chief Content Officer. Prior to becoming our Chief Content Officer, Mr. Edelman was Chief Marketing Officer from October 2009 to January 2011 at envIO Networks, a start-up focused on real-time behavioral targeting using social content-consumption data. From February 2006 to March 2008, Mr. Edelman held the position of Chief Executive Officer of Ansible, Interpublic Group's mobile marketing agency, a company he founded, and from September 2005 to September 2006, he was Chief Executive Officer of technology platforms provider Soapbox. Prior to Soapbox, Mr. Edelman was Vice President and General Manager for Mobile Worldwide at ESPN and Executive Producer and General Manager at CBS.com. Mr. Edelman holds an M.S. in Financial Journalism from Boston University.

Barry Chandler was appointed as our Chief Marketing Officer in January 2013. Mr. Chandler founded Interactive Hospitality in 2010, a digital marketing agency for the hospitality industry, and served as its Chief Executive Officer until he joined us in Janaury 2013. From August 2004 until February 2010, Mr. Chandler was the founder and Chief Executive Officer of Barkeeper Limited, a hospitality consulting firm with offices in Ireland and the US. Prior to this time, Mr. Chandler served as Food and Beverage Controller with Cunard Cruise Line & The Yachts of Seabourn. Mr. Chandler holds an advanced diploma in International Food and Beverage Management from Salzburg, Austria.

Additional information responsive to Part III, Item 10 will be included in our definitive proxy statement relating to our 2013 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2012 (the “Proxy Statement”) and is incorporated herein by reference.

ITEM 11.      Executive Compensation

Information responsive to this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item will be included in the Proxy Statement and is incorporated herein by reference.

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

ITEM 14.      Principal Accounting Fees and Services

Information responsive to this Item will be included in the Proxy and is incorporated herein by reference.

PART IV

ITEM 15.      Exhibits, Consolidated Financial Statement Schedules

(a) The following documents are filed as a part of this report:

Consolidated Financial Statements and Schedule. The consolidated financial statements and schedule of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements and Schedule” on page F-1.

Exhibits. The following exhibits are filed or furnished as a part of this report:

INDEX TO EXHIBITS

Exhibit	Description	Incorporation By Reference
2.1	Asset Purchase Agreement dated October 5, 2011 between NTN Buzztime, Inc. and Trailside Entertainment Corporation	Previously filed as an exhibit to NTN’s on Form 10-K filed on March 30, 2012.
2.2	Asset Purchase Agreement dated May 11, 2009 between NTN Buzztime, Inc. and Instant Access Media, LLC	Previously filed as an exhibit to NTN’s report on Form 8-K filed on May 15, 2009 and incorporated by reference.
2.3	Asset Purchase Agreement dated April 24, 2009 between NTN Buzztime, Inc. and iSports Inc.	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 31, 2009 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 11, 2008 and incorporated herein by reference.
3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock	Previously filed as an exhibit to NTN’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
3.3	Bylaws of the Company, as amended	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 26, 2008 and incorporated herein by reference.
4.1	Specimen Common Stock Certificate	Previously filed as an exhibit to NTN’s registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
4.2	Form of Common Stock Purchase Warrant issued on April 24, 2009 by and between NTN Buzztime, Inc. and iSports Inc.	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 31, 2009 and incorporated herein by reference.
4.3	Form of Common Stock Purchase Warrant issued on May 11, 2009 by and between NTN Buzztime, Inc. and Instant Access Media, LLC	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 31, 2009 and incorporated herein by reference.
4.4	Registration Rights Agreement dated as of May 11, 2009 by and between the Company and Instant Access Media, LLC et al.	Previously filed as an exhibit to the NTN’s report on Form 8-K filed on May 15, 2009 and incorporated by reference.
10.1(a)*	2004 Performance Incentive Plan	Previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed by NTN on September 3, 2004 and incorporated herein by reference.
10.1(b)*	Form of Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

Exhibit	Description	Incorporation By Reference
10.1(c)*	Form of Non-Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.
10.1(d)*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.
10.1(e)*	Form of Initial Director Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.
10.1(f)*	Form of Annual Director Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.
10.1(g)*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on March 24, 2009 and incorporated herein by reference.
10.2(a)*	2010 Performance Incentive Plan	Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A filed by NTN on April 29, 2010 and incorporated herein by reference.
10.2(b)*	Form of Incentive Stock Option Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference.
10.2(c)*	Form of Nonstatutory Stock Option Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference.
10.2(d)*	Form of Stock Unit Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on November 9, 2012 and incorporated herein by reference.
10.2(e)*	Form of Restricted Stock Grant Agreement under the 2010 Performance Incentive Plan	Filed herewith.
10.3*	Confidential Separation Agreement and General Release of all Claims, dated June 4, 2012, by and between NTN Buzztime, Inc. and Michael Bush	Previously filed as an exhibit to NTN’s report on Form 8-K filed on June 5, 2012 and incorporated herein by reference.
10.4(a)	Office Lease, dated February 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company Filed herewith.	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 25, 2011 and incorporated herein by reference.
10.4(b)	Confirmation of Lease Term, dated June 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on August 12, 2011 and incorporated herein by reference.
10.5	Master Equipment Lease dated as of September 29, 2009, by and between the Company and Data Sales Co.	Previously filed as an exhibit to NTN’s report on Form 10-K filed on March 25, 2011 and incorporated herein by reference.
10.6*	NTN Buzztime, Inc. Corporate Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2011	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on May 13, 2011 and incorporated herein by reference.

Exhibit	Description	Incorporation By Reference
10.7	Investment Agreement, dated December 20, 2011, between NTN Buzztime, Inc. and Matador Capital Partners, L.P.	Previously filed as an exhibit to NTN’s report on Form 8-K filed on December 20, 2011 and incorporated herein by reference.
10.8(a)*	Consulting Agreement, dated July 2, 2012, between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to NTN’s report on Form 10-Q filed on November 9, 2012 and incorporated herein by reference.
10.8(b)*	First Amendment to Consulting Agreement, dated July 2, 2012, between NTN Buzztime, Inc. and JABAM, Inc.	Filed herewith
10.9*	Employment Agreement, dated December 31, 2012, by and between NTN Buzztime, Inc. and Barry Chandler	Filed herewith
14.1	Company Code of Ethics	Filed herewith.
21.1	Subsidiaries of Registrant	Filed herewith.
23.1	Consent of Mayer Hoffman McCann P.C.	Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

*	Management Contract or Compensatory Plan
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.
28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTN BUZZTIME, INC.

By:	/s/ KENDRA BERGER
Kendra Berger Chief Financial Officer (As Principal Financial and Accounting Officer)

Dated: March 29, 2013

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff Berg and Kendra Berger, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Berg	Interim Chief Executive Officer, Director and	March 29, 2013
Jeff Berg	Chairman of the Board (Principal Executive Officer)

/s/ Kendra Berger	Chief Financial Officer and Accounting Officer	March 29, 2013
Kendra Berger

/s/ Mary Beth Lewis	Director	March 29, 2013
Mary Beth Lewis

/s/ Steve Mitgang	Director	March 29, 2013
Steve Mitgang

/s/ Tony Uphoff	Director	March 29, 2013
Tony Uphoff

/s/ Paul Yanover	Director	March 29, 2013
Paul Yanover

NTN BUZZTIME, INC. AND SUBSIDIARIES

(Formerly NTN Communications, Inc. and Subsidiaries)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NTN Buzztime, Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. and Subsidiaries (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012.  Our audit also included the financial statement schedule for each of the years in the two-year period ended December 31, 2012, listed in the Index at Item 15.  NTN Buzztime, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

March 29, 2013

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,721	$1,374
Restricted cash	–	50
Accounts receivable, net of allowances of $226 and $180, respectively	610	750
Prepaid expenses and other current assets	898	624
Total current assets	4,229	2,798
Broadcast equipment and fixed assets, net (Note 4)	3,783	4,255
Software development costs, net of accumulated amortization of $1,774 and $1,584, respectively	1,980	1,320
Deferred costs	600	1,132
Goodwill (Note 5)	1,265	1,236
Intangible assets, net (Note 5)	579	845
Other assets	220	61
Total assets	$12,656	$11,647

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$549	$528
Accrued compensation (Note 7)	598	757
Accrued expenses	538	801
Sales taxes payable	197	764
Income taxes payable	79	77
Obligations under capital lease - current portion (Note 12)	100	286
Deferred revenue	919	463
Other current liabilities	408	192
Total current liabilities	3,388	3,868
Obligations under capital leases, excluding current portion	67	164
Deferred revenue, excluding current portion	188	186
Deferred rent	949	756
Other liabilities	170	323
Total liabilities	4,762	5,297
Commitments and contingencies (Notes 12 and 13)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 and 161 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1	1
Common stock, $.005 par value, 84,000 shares authorized; 71,123 and 60,927 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	355	305
Treasury stock, at cost, 503 shares at December 31, 2012 and December 31, 2011, respectively	(456)	(456)
Additional paid-in capital	118,956	116,497
Accumulated deficit	(111,730)	(110,719)
Accumulated other comprehensive income (Note 14)	768	722
Total shareholders' equity	7,894	6,350
Total shareholders' equity and liabilities	$12,656	$11,647

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011

Revenues	$24,064	$23,870
Operating expenses:
Direct operating costs (includes depreciation and amortization of $2,158 and $2,369, respectively)	6,157	5,807
Selling, general and administrative	18,248	20,448
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	721	891
Total operating expenses	25,126	27,146
Operating loss	(1,062)	(3,276)
Other income (expense):
Interest income	3	3
Interest expense	(44)	(52)
Other income	25	69
Total other (expense) income, net	(16)	20
Loss before income taxes	(1,078)	(3,256)
Benefit (provision) for income taxes	83	(163)
Net loss	$(995)	$(3,419)

Net loss per common share - basic and diluted	$(0.01)	$(0.06)

Weighted average shares outstanding - basic and diluted	69,040	60,402

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2012	2011

Net loss	$(995)	$(3,419)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 14)	46	(40)
Reclassification adjustment for gain on investment available-for-sale included in net income	–	(20)
Other comprehensive income (loss)	46	(60)
Comprehensive loss	$(949)	$(3,479)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2012 and 2011

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Total

Balances at December 31, 2010	161	$1	60,751	$304	$116,114	$(456)	$(107,284)	$782	$9,461

Foreign currency translation adjustment	–	–	–	–	–	–	–	(40)	(40)
Reclassification adjustment for gain on investment available-for-sale included in net income	–	–	–	–	–	–	–	(20)	(20)
Net loss	–	–	–	–	–	–	(3,419)	–	(3,419)
Issuance of stock in lieu of dividends	–	–	37	–	16	–	(16)	–	–
Issuance of common stock upon exercise of stock option	–	–	139	1	35	–	–	–	36
Non-cash stock based compensation	–	–	–	–	332	–	–	–	332

Balances at December 31, 2011	161	$1	60,927	$305	$116,497	$(456)	$(110,719)	$722	$6,350

Foreign currency translation adjustment	–	–	–	–	–	–	–	46	46
Net loss	–	–	–	–	–	–	(995)	–	(995)
Net proceeds from issuance of common stock related to rights offering	–	–	10,071	50	2,260	–	–	–	2,310
Issuance of common stock upon vesting of restricted stock units	–	–	37	–	(2)	–	–	–	(2)
Issuance of stock in lieu of dividends	–	–	73	–	16	–	(16)	–	–
Conversion of preferred stock to common stock	(5)	–	15	–	–	–	–	–	–
Non-cash stock based compensation	–	–	–	–	185	–	–	–	185

Balances at December 31, 2012	156	$1	71,123	$355	$118,956	$(456)	$(111,730)	$768	$7,894

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2012	2011
Cash flows (used in) provided by operating activities:
Net loss	$(995)	$(3,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,879	3,260
Provision for doubtful accounts	119	5
Stock-based compensation	185	332
Loss on sales of securities available-for-sale	–	30
Loss from disposition of equipment and capitalized software	15	166
Changes in assets and liabilities:
Accounts receivable	21	(204)
Prepaid expenses and other assets	(432)	(58)
Accounts payable and accrued liabilities	(821)	494
Income taxes payable	2	70
Deferred costs	532	(293)
Deferred revenue	458	4
Deferred rent	193	187
Net cash provided by operating activities	2,156	574
Cash flows (used in) provided by investing activities:
Capital expenditures	(1,226)	(1,594)
Software development expenditures	(1,441)	(1,080)
Proceeds from sale of securities available-for-sale	–	134
Acquisitions, net of cash acquired	(160)	(200)
Changes in restricted cash	50	(50)
Net cash used in investing activities	(2,777)	(2,790)
Cash flows (used in) provided by financing activities:
Principal payments on capital lease	(318)	(446)
Proceeds from note payable	–	123
Payments on note payable	(39)	(13)
Proceeds from exercise of stock options	–	36
Proceeds from rights offering, net	2,310	–
Tax withholding related to net-share settlements of restricted stock units	(1)	–
Net cash provided by (used in) financing activities	1,952	(300)
Net increase (decrease) in cash and cash equivalents	1,331	(2,516)
Effect of exchange rate on cash	16	(16)
Cash and cash equivalents at beginning of year	1,374	3,906
Cash and cash equivalents at end of year	$2,721	$1,374

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40	$49
Income taxes	$45	$57
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$36	$414
Issuance of common stock in lieu of payment of dividends	$15	$16
Reclassification adjustment for gain on investment available-for-sale included in net income	$–	$(20)
Earn-out liability in connection with the acquisition of of intangible assets	$–	$185
Lease incentive paid by landlord	$–	$569

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

The Company provides marketing services through interactive game content for hospitality venues that offer the games free to their customers. The Company has evolved from a developer and distributor of content to an interactive entertainment network provider that helps its network subscribers to acquire, engage and retain their patrons. The Company generates revenues by charging subscription fees for its service to its network subscribers and from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Its games are currently available in over 3,600 locations in the U.S. and Canada.

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

Capital Resources—The Company is dependent upon cash on hand and cash flow from operations to meet its liquidity needs. The Company believes existing cash and cash equivalents, together with funds generated from operations and the proceeds of the rights offering received in February 2012 (see Note 10), will be sufficient to meet its operating cash requirements for at least the next 12 months. The Company currently has no debt obligations other than capital leases. It is the Company’s intention to continue entering into capital lease facilities for certain equipment requirements when economically advantageous. In the event that net cash provided by operating activities and cash on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce operational cash uses, sell assets and/or seek financing. Any actions the Company may undertake to reduce planned capital purchases, further reduce expenses or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds. If the Company requires additional capital, it may be unable to secure additional financing on terms that are acceptable to the Company, or at all.

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

The Company incurs a relatively significant level of depreciation expense in relation to its operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices and associated electronics and the computers located at our network subscribers’ sites. The Playmakers are depreciated over a five-year life and the associated electronics and computers are depreciated over two to four years. The depreciable life of these assets was determined based on the shorter of the contractual capital lease period or their estimated useful life, which considers anticipated technology changes. The Company determined that the useful life of its Playmakers purchased after September 2011 decreased from seven to five years, and any existing Playmaker prior to October 2011 was deemed to have a remaining useful life of five years as of December 31, 2011. The Company based this determination on its expectation of the current version Playmakers’ usefulness in the marketplace. As a result, the Company recognized approximately $21,000 in accelerated depreciation expense associated with reducing the remaining useful lives of the existing Playmakers to five years as of December 31, 2011. If the Playmakers and associated electronics and the computers turn out to have longer lives, on average, than estimated, then depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and associated electronics and the computers turn out to have shorter lives, on average, than estimated, then depreciation expense would be significantly increased in those future periods.

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are assessed quarterly for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. If after assessing the totality of events or circumstances we determine it is not more likely than not that the goodwill is less than its carrying amount, then performing the two-step impairment test outlined in ASC No. 350 is unnecessary. During the year ended December 31, 2012, the Company performed the annual qualitative assessment of its goodwill related to NTN Canada, Inc., and determined that there were no indications of impairment.

ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. The Company performed its annual review of its other intangible assets and determined that there were no indications of impairment for the year ended December 31, 2012. During the year ended December 31, 2011, the Company determined that the underlying customer base of the subscription customer intangible asset related to our asset acquisition in 2009 of substantially all of the assets of i-am TV had diminished to such a level that the future cash flow of the remaining customers did not substantially equal the remaining net book value of the asset. As a result, the Company accelerated the amortization expense of approximately $187,000 for those customers who terminated so that the net book value as of December 31, 2011 approximately equaled the future cash flow of the remaining i-am TV customers.

Assessments of Functional Currencies—The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Canadian subsidiary is measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of its foreign subsidiary have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2012 and 2011, the Company recorded $20,000 and $41,000 in foreign currency transaction losses, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with its Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income in the accompanying statements of operations. Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2012, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the year ended December 31, 2011.

Purchase Accounting – The Company accounts for acquisitions pursuant to ASC No. 805, Business Combinations. The Company records all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values. The purchase price allocation for the asset acquisition of Trailside Entertainment Corporation, also known as Stump! Trivia, was final as of December 31, 2011. During the year ended December 31, 2012, the Company entered into two immaterial asset acquisitions. The purchase price allocation for the asset acquisition of Interactive Hospitality and Panel Media Group were final as of December 31, 2012.

Revenue Recognition—The Company recognizes revenue from recurring service fees earned from its network subscribers, Stump! Trivia events, advertising revenues, leased equipment and distribution and licensing fees from its Buzztime-branded content delivered primarily through its interactive consumer platforms. To the extent its arrangements contain multiple deliverables the Company evaluates the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. The Company’s arrangements for the transmission of the Buzztime network contain two deliverables: the installation of its equipment and the transmission of its network content for which the Company receives monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting and, therefore, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship. As a result, installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

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

The Company evaluated its lease transactions in accordance with ASC No. 840, Leases, to determine classification of the leases against the following criteria:

•	The lease transfers ownership of the property to the lessee by the end of the lease term;
•	There is a bargain purchase option;
•	The lease term is equal to or greater than 75% of the economic life of the equipment; or
•	The present value of the minimum payments is equal to or greater than 90% of the fair market value of the equipment at the inception of the lease.

Because the Company’s current leasing agreement meets at least one of the criteria above and collectability of the minimum lease payments is reasonably assured and there are no important uncertainties surrounding the amount of reimbursable costs yet to be incurred under the lease, the Company classifies the lease as a sales-type lease, and it recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed and determinable and collectability is reasonably assured.

Revenues from advertising, Stump! Trivia events and royalties are recognized when all material services or conditions relating to the transaction have been performed or satisfied.

Software Development Costs—The Company capitalizes costs related to developing certain software products in accordance with ASC No. 350. Amortization expense relating to capitalized software development costs totaled $650,000 and $578,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, approximately $156,000 and $462,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the years ended December 31, 2012 and 2011, and determined to abandon various software development projects that it determined were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment loss of $7,000 and $155,000 was recognized for the years ended December 31, 2012 and 2011, respectively, which is included in selling, general and administrative expenses.

Advertising Costs – Marketing-related advertising costs are expensed as incurred and amounted to $15,000 and $96,000 for the years ended December 31, 2012 and 2011, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. This update is effective on a prospective basis for reporting periods beginning after December 15, 2012, which for the Company is January 1, 2013. The Company does not expect that adopting this update will have a material impact on its consolidated financial statements.

3.	Asset Acquisitions

Trailside Entertainment Corporation

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

The Company accounted for the acquisition pursuant to ASC No. 805, Business Combinations.  Accordingly, it recorded net assets and liabilities acquired at their fair values.  As of December 31, 2011, the final purchase price allocation was as follows:

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

The following unaudited pro forma information assumes that the October 5, 2011 asset acquisition occurred on January 1, 2011.  These unaudited pro forma results have been prepared for comparative purposes only and are not indicative of the results of operations that would have actually resulted had the acquisition been in effect as of the period indicated above, or of future results of operations. The unaudited pro forma results for the year ended December 31, 2011 as compared to the results for the year ended December 31, 2012 are as follows:

	Twelve months ended December 31,
	2012	2011
		(proforma)
Revenue	$24,064,000	$24,496,000
Net loss	$(995,000)	$(3,514,000)
Loss per share - basic and diluted	$(0.01)	$(0.06)
Weighted average shares - basic and diluted	69,040,000	60,402,000

The unaudited pro forma information presented above has been adjusted for material, nonrecurring items directly related to the asset acquisition such as recording amortization expense on the acquired intangible asset and increasing the salary expense for the two principal executives of Trailside Entertainment who became employees of the Company effective upon the acquisition date.

As a result of the acquisition, the Company recognized approximately $1,712,000 in additional revenue and $68,000 in net loss for year ended December 31, 2012.

Other Asset Acquisitions

During the year ended December 31, 2012, the Company entered into an asset acquisition with Interactive Hospitality and an asset acquisition with Panel Media Group. These asset acquisitions have been deemed to be immaterial both individually and in aggregate. The purchase price allocation for these asset acquisitions were final as of December 31, 2012.

4.	Broadcast Equipment and Fixed Assets

Broadcast equipment and fixed assets are recorded at cost and consist of the following at December 31, 2012 and 2011:

	December 31,
	2012	2011
Broadcast equipment	$18,148,000	$17,676,000
Machinery and equipment	2,175,000	3,828,000
Furniture and fixtures	641,000	635,000
Leasehold improvements	610,000	606,000
Other equipment	24,000	24,000
	21,598,000	22,769,000

Accumulated depreciation	(17,815,000)	(18,514,000)

Total	$3,783,000	$4,255,000

Depreciation expense totaled $1,851,000 and $2,068,000 for the years ended December 31, 2012 and 2011, respectively.

5.	Goodwill and Other Intangible Assets

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its annual qualitative assessment of goodwill impairment for NTN Canada as of December 31, 2012, and it was determined that there were no indications of impairment.

The Company also has other intangible assets comprised predominantly of developed technology, trivia databases, trademarks, and acquired customer relationships. As of December 31, 2011, the Company determined that the underlying customer base of the subscription customer intangible asset related to its acquisition in 2009 of substantially all of the assets of i-am TV had diminished to such a level that the future cash flow of the remaining customers did not substantially equal the remaining net book value of the asset. As a result, the Company accelerated the amortization expense of approximately $187,000 for those customers who terminated so that the net book value as of December 31, 2011 approximately equaled the future cash flow of the remaining i-am TV customers. As of December 31, 2012, there were no indications of impairment on the Company’s intangible assets.

The weighted average remaining useful life for all intangible assets is 1.5 years as of December 31, 2012. Amortization expense relating to all intangible assets totaled $378,000 and $614,000 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, intangible assets with estimable lives were comprised of the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired customer lists	$545,000	$(174,000)	$371,000	$435,000	$(24,000)	$411,000
Acquired technology	599,000	(440,000)	159,000	599,000	(322,000)	277,000
Trivia database	448,000	(405,000)	43,000	438,000	(352,000)	86,000
Acquired subscription customers	874,000	(868,000)	6,000	874,000	(803,000)	71,000
Trademarks and trademark licenses	67,000	(67,000)	–	67,000	(67,000)	–
Acquired advertising customers	302,000	(302,000)	–	302,000	(302,000)	–
Total	$2,835,000	$(2,256,000)	$579,000	$2,715,000	$(1,870,000)	$845,000

The estimated aggregate amortization expense relating to the Company’s intangible assets for the five succeeding years is as follows:

Year Ending	Estimated Aggregate Amortization Expense
2013	$419,000
2014	160,000
Thereafter	–
Total	$579,000

6.	Fair Value of Financial Instruments

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

The Company held one investment available-for-sale asset, which was comprised of 2,518,260 shares of eBet Limited, an Australian gaming technology corporation. The Company’s holding in eBet represented less than 1% of eBet’s current outstanding shares. During 2011, the Company sold its shares of eBet, and as of December 31, 2011, the Company no longer holds any shares in this investment. The Company recognized a loss on the sale of these shares of approximately $30,000 for the year ended December 31, 2011, which is included in other income (expense), net. An unrealized gain in the investment of $20,000 was reclassified to earnings during 2011. There were no remaining unrealized gains or losses relating to this investment as of December 31, 2011.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

The fair value of the Company’s investment in eBet Limited was determined based on quoted market prices, which is a Level 1 classification. The Company recorded the investment on the balance sheet at fair value with changes in fair value recorded as a component of other comprehensive income (loss) in the consolidated balance sheet (see Note 14).

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

There were no transfers between fair value measurement levels during the year ended December 31, 2012.

7.	Accrued Compensation

Accrued compensation consisted of the following at December 31, 2012 and 2011:

	2012	2011
Accrued vacation	$423,000	$429,000
Accrued salaries	111,000	59,000
Accrued bonuses	33,000	55,000
Accrued commissions	31,000	214,000
Total accrued compensation	$598,000	$757,000

8.	Concentrations of Risk

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

Significant Customer

For the years ended December 31, 2012 and 2011, the Company generated approximately 23% and 21%, respectively, of total revenue from a national chain, Buffalo Wild Wings together with its franchisees. As of December 31, 2012 and 2011, approximately $123,000 and $95,000, respectively, was included in accounts receivable from this customer.

Single Source Suppliers

The Company currently purchases its Classic playmakers from an unaffiliated Taiwanese manufacturer subject to the terms of a supply agreement dated April 23, 2007 with a term that automatically renews for one year periods. The Company purchases certain Next-Gen playmaker tablet equipment from another unaffiliated manufacturer located in China, and it purchases its Next-Gen playmaker tablets from a single unaffiliated manufacturer. In preparation for the Next-Gen pilot in 32 of a large customer’s locations, the Company made a verbal commitment with the tablet manufacturer to purchase approximately $320,000 of tablets. As of December 31, 2012, the Company has purchased approximately $101,000 of tablets and is expected to purchase the remaining tablets during the first quarter of 2013. The Company currently does not have alternative sources for its playmaker equipment. Management believes other manufacturers could be identified to produce the equipment on comparable terms. A change in manufacturers, however, could cause delays in supply and may have an adverse effect on the Company’s operations. As of December 31, 2012 and 2011, approximately $15,000 and $70,000, respectively, were included in accounts payable or accrued expenses for these suppliers.

9.	Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 7,030,000 and 9,024,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2012 and 2011, respectively, as their effect was anti-dilutive.

10.	Stockholders’ Equity

Rights Offering

In February 2012, the Company completed a rights offering to its stockholders of record as of February 2, 2012. The Company issued a total of 2,070,719 shares of its common stock at a subscription price of $0.25 per share. In connection with the rights offering, the Company entered into an investment agreement with Matador Capital Partners, LP, or Matador. Mr. Jeffrey A. Berg, one of the Company’s directors and its Interim Chief Executive Officer, is the managing member of the general partner of Matador. Under the terms of the investment agreement, upon expiration of the rights offering, Matador purchased for $0.25 per share 8,000,000 shares of our common stock not subscribed for and purchased by holders upon exercise of their subscription rights. The Company received gross proceeds of $2.5 million from the rights offering and under the investment agreement.

Equity Incentive Plans

2004 Performance Incentive Plan

In September 2004 at a Special Meeting of Stockholders, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provided for the issuance of up to 2,500,000 shares of NTN common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full, were available for issuance under the 2004 Plan. On the effective date, the 1995 Plan had approximately 77,000 options available for grant. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. In September 2009, the 2004 Plan expired. All awards that were granted under the 2004 Plan will continue to be governed by the 2004 Plan until they are exercised or expire in accordance with that plan’s terms. As of December 31, 2012, there were approximately 850,000 options outstanding under the 2004 Plan.

2010 Performance Incentive Plan

In June 2010, the Company’s shareholders approved the 2010 Performance Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the issuance of up to 6,000,000 shares of NTN common stock. Under the 2010 Plan, options for the purchase of NTN common stock or other instruments such as restricted stock units may be granted to officers, directors, employees and consultants. The Board of Directors designated its Nominating and Corporate Governance/Compensation Committee as the 2010 Plan Committee. Stock options granted under the 2010 Plan may either be incentive stock options or nonqualified stock options. A stock option granted under the 2010 Plan generally cannot be exercised until it becomes vested. The 2010 Plan Committee establishes the vesting schedule of each stock option at the time of grant. At its discretion, the 2010 Plan Committee can accelerate the vesting, extend the post-termination exercise term or waive restrictions of any stock options or other awards under the 2010 Plan. Options under the 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of December 31, 2012, there were approximately 964,000 options outstanding under the 2010 Plan.

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

The following weighted-average assumptions were used for grants issued during 2012 and 2011 under the ASC No. 718 requirements:

	2012	2011
Weighted average risk-free rate	0.53%	1.54%
Weighted average volatility	95.21%	97.70%
Dividend yield	0.00%	0.00%
Expected life	5.71 years	5.22 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees in 2012 and 2011 was $185,000 and $332,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2012:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2011	4,314,000	$0.59	7.74	$2,000
Granted	452,000	0.15	–	–
Cancelled	(1,351,000)	0.51	–	–
Forfeited	(1,596,000)	0.45
Expired	(5,000)	0.98	–	–
Outstanding December 31, 2012	1,814,000	$0.66	6.37	$25,000

Options vested and exercisable at December 31, 2012	1,330,000	$0.82	5.39	$2,000

The aggregate intrinsic value of options at December 31, 2012 is based on the company’s closing stock price on that date of $0.21 per share as reported by the NYSE MKT. The total intrinsic value of options exercised during the year ended December 31, 2011 was $26,000, and the total cash received as a result of stock option exercises was approximately $36,000. There were no stock options exercised during the year ended December 31, 2012.

The per share weighted average grant-date fair value of stock options granted during 2012 and 2011 was $0.15 and $0.32, respectively.

As of December 31, 2012, the unamortized compensation expense related to outstanding unvested options was approximately $46,000 with a weighted average remaining requisite service period of 2.25 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses, a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

Restricted Stock Unit Activity

Grants of restricted stock units are paid in an equal number of shares of common stock on the vesting date of the award, subject to any deferred payment date that the holder may elect. A stock unit award is paid only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date. Restricted stock units outstanding as of December 31, 2012 are not subject to accelerated vesting provisions. Since the restricted stock units are paid in an equal number of shares of common stock without any kind of offsetting payment by the employee, the measurement of cost is based on the quoted market price of the stock at the measurement date which is the date of grant.

The following table summarizes restricted stock unit activity during 2012:

	Outstanding Restricted Stock Units	Weighted Average Fair Value per Share
December 31, 2011	49,000	$0.31
Granted	620,000	–
Released	(44,000)	–
Cancelled	(65,000)	–
December 31, 2012	560,000	$0.14

Balance exercisable at December 31, 2012	–

Warrant Activity

The following summarizes warrant activity during 2012:

	Outstanding Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding December 31, 2011	4,500,000	$0.79	5.35
Granted	–	–	–
Exercised	–	–	–
Forfeited	–	–	–
Outstanding December 31, 2012	4,500,000	$0.79	4.35

Balance exercisable at December 31, 2012	4,500,000	$0.79	4.35

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

As of December 31, 2012 and 2011, there were 156,000 and 161,000 shares of Series A Preferred Stock issued and outstanding, respectively. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. During the years ended December 31, 2012 and 2011, the Company issued approximately 73,000 and 37,000 common shares, respectively, for payment of dividends.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. During the year ended December 31, 2012, 5,000 shares of cumulative convertible preferred stock were converted into approximately 15,000 shares of common stock at a conversion rate of 0.3276. There were no conversions for year ended December 31, 2011. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

11.	Income Taxes

For each of the years 2012 and 2011, current tax (benefit) provisions and current deferred tax (benefit) provision were recorded as follows:

	2012	2011
Current Tax (Benefit) Provision
Federal	$–	$–
State	(8,000)	76,000
Foreign	(27,000)	47,000
	(35,000)	123,000
Deferred Tax (Benefit) Provision
Federal	–	–
State	(77,000)	–
Foreign	29,000	40,000
	(48,000)	40,000
Total Tax (Benefit) Provison
Federal	–	–
State	(85,000)	76,000
Foreign	2,000	87,000
	$(83,000)	$163,000

The net deferred tax assets and liabilities have been reported in other assets in the consolidated balance sheets at December 31, 2012 and 2011 as follows:

	2012		2011
	Current	Noncurrent	Current	Noncurrent

Deferred Tax Assets:
NOL carryforwards	$–	$19,743,000	$–	$19,193,000
UK NOL carryforwards	–	756,000	–	724,000
Capital loss	–	450,000	–	446,000
Compensation and vacation accrual	154,000	–	152,000	–
Operating accruals	60,000	380,000	568,000	–
Research and experimentation, AMT and foreign tax credits	–	156,000	–	156,000
State Margin Tax Credit	–	140,000
Fixed assets and intangibles	–	844,000	–	868,000
Foreign	3,000	–	–	–
Other	162,000	138,000	127,000	123,000
Total gross deferred tax assets	379,000	22,607,000	847,000	21,510,000
Valuation allowance	(360,000)	(21,715,000)	(566,000)	(21,222,000)
Net deferred tax assets	19,000	892,000	281,000	288,000

Deferred Tax Liabilities:
Capitalized software	–	730,000	–	341,000
Foreign	–	55,000	–	19,000
Deferred revenue	23,000	–	228,000	–
Other	74,000	–	–	–
Total gross deferred liabilities	97,000	785,000	228,000	360,000
Net deferred taxes	$(78,000)	$107,000	$53,000	$(72,000)

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

	For the year ended December 31,
	2012	2011
Tax at federal income tax rate	$(367,000)	$(1,107,000)
State (benefit)	(85,000)	76,000
Foreign tax differential	1,000	(9,000)
Change in valuation allowance	139,000	1,108,000
Permanent items	256,000	60,000
Other	(27,000)	35,000
Total (Benefit) Provision	$(83,000)	$163,000

The net change in the total valuation allowance for the year ended December 31, 2012 was a decrease of $139,000. The net change in the total valuation allowance for the year ended December 31, 2011 was an increase of $1,108,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2012, the Company has available net operating loss (“NOL”) carryforwards of approximately $54,371,000 for federal income tax purposes, which will begin to expire in 2017.  The NOL carryforwards for state purposes, which will continue expiring in 2012, are approximately $20,708,000.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses.  Further, Section 382 of the Internal Revenue Code (“IRC”) imposes limits on the ability to use NOL carryforwards that existed prior to a change in control to offset future taxable income. The Company has not yet performed an analysis through December 31, 2012 due to the complexity and cost associated with the study, and the fact that there may be additional ownership changes in the future.  Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the net operation loss carryforwards.  The Company continues to disclose the net operating loss carryforwards at their original amount in the table above as no potential limitation has been quantified.  The Company has also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets. In addition, the Company has approximately $207,000 of state tax credit tax carryforwards that expire in the years 2012 through 2026.

The deferred tax assets as of December 31, 2012 include a deferred tax asset of $1,294,000 representing NOLs arising from the exercise of stock options by Company employees.  To the extent the Company realizes any tax benefit for the NOLs attributable to the stock option exercises, such amount would be credited directly to stockholders' equity.

United States income taxes were not provided on unremitted earnings from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2008. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

12.	Commitments

Operating Leases

The Company leases office and production facilities and equipment under agreements that expire at various dates through 2018. Certain leases contain renewal provisions and escalating rental clauses and generally require us to pay utilities, insurance, taxes and other operating expenses. Lease expense under operating leases totaled $579,000 and $647,000 in 2012 and 2011, respectively.

The estimated aggregate lease payments under operating leases for each of the five succeeding years is as follows:

Years Ending December 31,	Lease Payment
2013	$686,000
2014	693,000
2015	710,000
2016	687,000
2017	624,000
Thereafter	581,000
Total	$3,981,000

Capital Leases

The Company has capital lease obligations, one of which is a $1,000,000 equipment lease facility entered into with an equipment leasing company in October 2009. The terms of this agreement allow for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having a 24 month term. As of December 31, 2012, the Company had utilized $743,000 of this facility, which has been accounted for as a capital lease. As of December 31, 2012, $67,000 remained outstanding for those tranches that have not yet expired under this facility. Pursuant to the terms of the agreements related to this facility, the Company has given the equipment leasing company notice of its intent to terminate each individual lease that was reaching the 24 month term as well as its intent to purchase the equipment under the expiring lease at fair market value.

As of December 31, 2012 and 2011, property held under current capital leases was as follows:

	For the Years Ended
	December 31,
	2012	2011
Broadcast equipment	$277,000	$711,000
Other equipment	69,000	148,000
	346,000	859,000
Accumulated depreciation	(217,000)	(439,000)

Total	$129,000	$420,000

Total depreciation expense under capital leases was $271,000 and $441,000 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, future minimum payments under all capital leases are as follows:

Years Ending December 31,	Lease Payment
2013	$111,000
2014	26,000
2015	26,000
2016	20,000
2017	6,000
Thereafter	–
Total minimum payments	189,000
Less amounts representing interest	(22,000)
Present value of net minimum payments	167,000
Less current portion	(100,000)
Long-term capital lease obligations	$67,000

 Note Payable

In July 2011, the Company entered into an equipment financing agreement with a bank in the amount of $123,000, which is recorded in other current liabilities and other liabilities in the accompanying consolidated balance sheet. The proceeds of the note payable were used to finance certain equipment purchases and other services related to the relocation of the Company’s Carlsbad, California office. The note payable bears interest at 5.85% and is collateralized by a first priority security interest in the equipment purchased with the proceeds. The Company will make 36 equal monthly payments in the amount of $3,705, which includes interest, until fully paid in August 2014. As of December 31, 2012, $70,000 remained outstanding under this financing agreement.

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

The Company is involved in ongoing sales tax inquiries with certain states and provinces. As a result of those inquiries, the Company recorded a total net liability of $70,000 and $604,000 as of December 31, 2012 and 2011, respectively, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets. Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments. During the year ended December 31, 2012, the Company prevailed in one such inquiry, resulting in a reversal of the liability of approximately $425,000.

14.	Accumulated Other Comprehensive Income

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

The carrying value of the Company’s Australian investment, eBet, has fluctuated and the respective unrealized gains and losses are recorded in accumulated other comprehensive income. As of December 31, 2011, the Company no longer held its investment in eBet, and therefore, there are no unrealized gains or losses remaining in accumulated other comprehensive income (see Note 6). As of December 31, 2012 and 2011, the components of accumulated other comprehensive income were as follows:

	As of December 31,
	2012	2011
Foreign currency translation adjustment	768,000	722,000
Ending balance	$768,000	$722,000

15.	Geographical Information

Geographic breakdown of the Company’s revenue for the last two fiscal years were as follows:

	For the years ended December 31,
	2012	2011
United States	$22,551,000	$21,933,000
Canada	1,513,000	1,937,000
Total revenue	$24,064,000	$23,870,000

Geographic breakdown of the Company’s long-term tangible assets for the last two fiscal years were as follows:

	As of December 31,
	2012	2011
United States	$3,767,000	$4,226,000
Canada	16,000	29,000
Total assets	$3,783,000	$4,255,000

16.	Retirement Savings Plan

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

17.	Selected Quarterly Financial Information (Unaudited) (amounts in thousands, except per share data)

The following table presents selected unaudited financial results for each of the eight quarters during the two year period ended December 31, 2012. In the opinion of management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for the fair statement of the financial information for the periods presented.

	For the three months ended
	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Total 2012 (1)
Total revenue	$6,066	$6,015	$6,050	$5,933	$24,064
Operating (loss) income	(997)	(643)	99	479	(1,062)
(Loss) income before income taxes	(1,029)	(645)	76	520	(1,078)
Net (loss) income	(1,045)	(633)	54	629	(995)

Per share amounts:
Net (loss) income per common share - basic	$(0.02)	$(0.01)	$0.00	$0.01	$(0.01)
Net (loss) income per common share - diluted	$(0.02)	$(0.01)	$0.00	$0.01	$(0.01)
Weighted average shares outstanding - basic	64,519	70,506	70,876	70,594	69,040
Weighted average shares outstanding - diluted	64,519	70,506	71,373	71,338	69,040

	For the three months ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Total 2011 (1)
Total revenue	$6,001	$5,893	$5,872	$6,104	$23,870
Operating loss	(520)	(1,053)	(795)	(908)	(3,276)
Loss before income taxes	(548)	(984)	(800)	(924)	(3,256)
Net loss	(559)	(984)	(837)	(1,039)	(3,419)

Per share amounts:
Net loss income per common share - basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.02)	$(0.06)
Weighted average shares outstanding - basic and diluted	60,372	60,388	60,404	60,424	60,402

(1)	The sum of the four quarters may not necessarily agree to the year total due to rounding within a quarter.

SCHEDULE II

NTN BUZZTIME, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012 and 2011

Allowance for Doubtful Accounts	Balance at Beginning of Period	Additions Charged to Expense	Deductions (a)	Balance at End of Period
2012	$180,000	119,000	(73,000)	$226,000
2011	$220,000	5,000	(45,000)	$180,000

(a)     Reflects trade accounts receivable written off during the year, net of amounts recovered.

See accompanying report of independent registered public accounting firm.

II-1