Form 10-Q
period 2013-03-31
NTN BUZZTIME INC
filed 2013-05-13
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission file number 001-11460

NTN Buzztime, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	31-1103425
(State of incorporation)	(I.R.S. Employer Identification No.)

2231 RUTHERFORD ROAD, SUITE 200, CARLSBAD, CALIFORNIA	92008
(Address of principal executive offices)	(Zip Code)

(760) 476-3543

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

As of May 6, 2013 the registrant had outstanding 71,542,491 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

i

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$2,324	$2,721
Accounts receivable, net of allowances of $274 and $226, respectively	573	610
Prepaid expenses and other current assets	914	898
Total current assets	3,811	4,229
Broadcast equipment and fixed assets, net	3,534	3,783
Software development costs, net of accumulated amortization of $1,938 and $1,774, respectively	1,969	1,980
Deferred costs	514	600
Goodwill (Note 3)	1,238	1,265
Intangible assets, net (Note 3)	468	579
Other assets	298	220
Total assets	$11,832	$12,656

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$994	$1,087
Accrued compensation	832	598
Sales taxes payable	152	197
Income taxes payable	79	79
Obligations under capital lease - current portion	57	100
Deferred revenue	542	919
Other current liabilities	346	408
Total current liabilities	3,002	3,388
Obligations under capital leases, excluding current portion	62	67
Deferred revenue, excluding current portion	185	188
Deferred rent	921	949
Other liabilities	157	170
Total liabilities	4,327	4,762

Commitments and contingencies (Note 8)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at March 31, 2013 and December 31, 2012	1	1
Common stock, $.005 par value, 84,000 shares authorized; 71,516 and 71,123 shares issued and outstanding at March 31, 2013 and December 31, 2012	357	355
Treasury stock, at cost, 503 shares at March 31, 2013 and December 31, 2012	(456)	(456)
Additional paid-in capital	118,975	118,956
Accumulated deficit	(112,099)	(111,730)
Accumulated other comprehensive income (Note 9)	727	768
Total shareholders' equity	7,505	7,894
Total shareholders' equity and liabilities	$11,832	$12,656

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2013	2012

Revenues	$6,116	$6,066
Operating expenses:
Direct operating costs (includes depreciation and amortization of $590 and $549 for the three months ended March 31, 2013 and 2012, respectively	2,000	1,617
Selling, general and administrative	4,283	5,272
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	199	174
Total operating expenses	6,482	7,063
Operating loss	(366)	(997)
Other income (expense), net	5	(32)
Loss before income taxes	(361)	(1,029)
Provision for income taxes	(8)	(16)
Net loss	$(369)	$(1,045)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	70,862	64,519

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows provided by operating activities:
Net loss	$(369)	$(1,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	789	723
Provision for doubtful accounts	23	10
Stock-based compensation	26	78
Loss from disposition of equipment and capitalized software	65	1
Changes in assets and liabilities:
Accounts receivable	14	78
Prepaid expenses and other assets	(95)	35
Accounts payable and accrued expenses	35	20
Income taxes payable	–	5
Deferred costs	86	38
Deferred revenue	(381)	201
Deferred rent	(27)	111
Net cash provided by operating activities	166	255
Cash flows used in investing activities:
Capital expenditures	(123)	(405)
Software development expenditures	(361)	(307)
Net cash used in investing activities	(484)	(712)
Cash flows provided by (used in) financing activities:
Proceeds from rights offering, net	–	2,310
Payments on note payable	(10)	(10)
Principal payments on capital lease	(47)	(95)
Tax withholding related to net-share settlements of restricted stock units	(4)	–
Net cash provided by (used in) financing activities	(61)	2,205
Net increase in cash and cash equivalents	(379)	1,748
Effect of exchange rate on cash	(18)	21
Cash and cash equivalents at beginning of period	2,721	1,374
Cash and cash equivalents at end of period	$2,324	$3,143

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7	$13
Income taxes	$7	$10
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in connection with acquisition	$1	$–

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

The Company provides marketing services through interactive game content for hospitality venues that offer the games free to their patrons. The Company has evolved from a content developer and distributor to an interactive entertainment network provider that helps the hospitality venues that subscribe to the Company’s network acquire, engage and retain their patrons. The Company primarily generates revenues by charging subscription fees for its service to its network subscribers and from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. The Company’s games are currently available in over 3,400 locations in the U.S. and Canada.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. The accompanying condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2013, or any other period.

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of our foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company recorded $7,000 in foreign currency gains and $19,000 in foreign currency losses for the three months ended March 31, 2013 and 2012, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with the Company’s Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income (expense), net in the accompanying statements of operations. Exchange rate fluctuations between the United States dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the three months ended March 31, 2013, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the three months ended March 31, 2012.

(2)	Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings. Total options, warrants, convertible preferred stock and restricted stock units that were excluded from computing diluted net loss per common share represented approximately 6,915,000 and 9,008,000 shares for the three months ended March 31, 2013 and 2012, respectively, as their effect was anti-dilutive.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its quarterly qualitative assessment of goodwill impairment for NTN Canada as of March 31, 2013 and determined that there were no indications of impairment.

Other Intangible Assets

The Company has other intangible assets comprised predominantly of developed technology, trivia databases, trademarks, and acquired customer relationships. All intangible assets are amortized on a straight line basis. The useful lives of the assets reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized. Amortization expense relating to all intangible assets totaled $110,000 and $93,000 for the three months ended March 31, 2013 and 2012, respectively.

(4)	SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain of its software products in accordance with ASC No. 350, Intangibles – Goodwill and Other. Amortization expense relating to capitalized software development costs totaled $245,000 and $157,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, approximately $413,000 and $156,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three months ended March 31, 2013, and determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended. As a result, the Company recognized an impairment loss of $65,000 for the three months ended March 31, 2013, which is included in selling, general and administrative expenses. There was no impairment loss recognized for the three months ended March 31, 2012.

(5)	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

There were no transfers between fair value measurement levels during the three months ended March 31, 2013.

(6)	STOCK-BASED COMPENSATION

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

The following weighted-average assumptions were used for grants issued during the three months ended March 31, 2013 and 2012 under the ASC No. 718 requirements.

	Three months ended March 31,
	2013	2012
Weighted-average risk-free rate	0.57%	0.82%
Weighted-average volatility	80.59%	95.97%
Dividend yield	0.00%	0.00%
Expected life	4.57 years	6.98 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees for the three months ended March 31, 2013 and 2012 was $26,000 and $78,000, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted stock options to purchase 330,000 and 50,000 shares during the three months ended March 31, 2013 and 2012, respectively.

(7)	NOTE PAYABLE

In July 2011, the Company entered into an equipment financing agreement with a bank in the amount of $123,000, which is recorded in other current liabilities and other liabilities in the accompanying consolidated balance sheet. The proceeds of the note payable were used to finance certain equipment purchases and other services related to the relocation of the Company’s Carlsbad, California office. The note payable bears interest at 5.85% and is collateralized by a first priority security interest in the equipment purchased with the proceeds. The Company will make 36 equal monthly payments in the amount of $3,705, which includes interest, until fully paid in August 2014. As of March 31, 2013, approximately $60,000 remained outstanding under this note payable.

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

The Company is involved in ongoing sales tax inquiries with certain states and provinces. As a result of those inquiries, the Company recorded a total net liability of $29,000 and $70,000 as of March 31, 2013 and December 31, 2012, respectively, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets. Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments.

(9)	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of March 31, 2013 and December 31, 2012, $727,000 and $768,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(10)	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. This update was effective on a prospective basis for reporting periods beginning after December 15, 2012, which for the Company was January 1, 2013. Adopting this update did not have a material impact on the Company’s consolidated financial statements.

(11)	CONCENTRATIONS OF RISK

Significant Customer

Buffalo Wild Wings together with its franchisees is a significant customer of the Company. For the three months ended March 31, 2013 and 2012, the Company generated approximately 24% and 22%, respectively, of its total revenue from this national chain. As of March 31, 2013 and December 31, 2012, approximately $118,000 and $123,000, respectively, was included in accounts receivable from this customer.

Single Source Playmaker Supplier

The Company currently purchases its Classic playmakers from an unaffiliated manufacturer located in Taiwan pursuant to a supply agreement dated April 23, 2007, the term of which automatically renews for one year periods. The Company purchases certain next generation, or Next-Gen, playmaker tablet equipment from an unaffiliated manufacturer located in China, and it purchases its Next-Gen playmaker tablets from another unaffiliated manufacturer. The Company currently does not have alternative sources for its Classic or Next-Gen playmakers or its Next-Gen playmaker equipment. Management believes other manufacturers could be identified to produce the playmaker, playmaker tablets and playmaker equipment on comparable terms. A change in manufacturers, however, could cause delays in supply and may have an adverse effect on the Company’s operations. As of March 31, 2013 and 2012, approximately $5,000 and $64,000, respectively, were included in accounts payable or accrued expenses for these suppliers.

(12)	CAPITAL LEASE OBLIGATIONS

The Company has capital lease obligations, one of which is a $1,000,000 equipment lease facility entered into with an equipment leasing company in October 2009. The terms of this agreement allow for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having a 24 month term. As of March 31, 2013, the Company had utilized $743,000 of this facility, which has been accounted for as a capital lease. As of March 31, 2013, $39,000 remained outstanding for those tranches that have not yet expired under this facility. Pursuant to the terms of the agreements related to this facility, the Company has given the equipment leasing company notice of its intent to terminate each individual lease that was reaching the 24 month term as well as its intent to purchase the equipment under the expiring lease at fair market value.

(13)	GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
	2013	2012
United States	$5,771,000	$5,676,000
Canada	345,000	390,000
Total revenue	$6,116,000	$6,066,000

Geographic breakdown of the Company’s long-term tangible assets as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
United States	$3,519,000	$3,767,000
Canada	15,000	16,000
Total assets	$3,534,000	$3,783,000

(14)	RIGHTS OFFERING

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including, but not limited to, the following discussion of our financial condition and results of operations) and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, reduction in cash usage, reliance on cash on hand and cash from operations, capital needs, capital expenditures, industry trends and financial position of NTN Buzztime, Inc. and its subsidiaries (“we,” “us,” or the “Company”). Forward-looking statements are based on information currently available to us and our current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that may be difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, under the section entitled “Risk Factors,” and in other reports we file with the Securities and Exchange Commission from time to time. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

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

OVERVIEW

We provide marketing services through interactive game content for hospitality venues that offer the games free to their patrons. We have evolved from a content developer and distributor to an interactive entertainment network provider that helps the hospitality venues that subscribe to our network acquire, engage and retain their patrons. Built on an extended network platform, our entertainment system has historically allowed multiple players to interact at the venue, but it also enables competition between different venues, referred to as massively multiplayer gaming. We have been working on a complete change of our network architecture, technology platform and player engagement paradigm, which we currently refer to as our next generation product line, or Next-Gen.

We primarily generate revenues by charging subscription fees for our service to our network subscribers and from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Our games are currently available in over 3,400 locations in the U.S. and Canada, where they are shown on approximately 10,000-15,000 screens daily. We have over 3.5 million player registrations and over 52 million of our games are played each year. Approximately 38% of our network subscriber venues are related to national and regional restaurants and include Buffalo Wild Wings, Black Angus, Boston Pizza, Fox and Hound, Native New Yorker and Old Chicago.

In December 2012, we acquired substantially all of the assets of Interactive Hospitality. We also hired its founder, Barry Chandler, as our Chief Marketing Officer. Interactive Hospitality’s digital media business specializes in creating digital marketing strategies for the hospitality industry. The business assists clients in attracting, engaging and retaining customers through the strategic use of social media. In addition to one-on-one digital strategies that Interactive Hospitality provides its national, regional and local clients, the industry- specific blog, TheBarBlogger.com, is a source for strategies available to independent bars and restaurants. In addition, Interactive Hospitality’s proprietary subscription based management toolkit, ManageYourBar.com, has been used by more than 1,500 bars and restaurants in the U.S. since its launch in 2009.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2013 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

We generated a net loss of $369,000 for the three months ended March 31, 2013 compared to a net loss of $1,045,000 for the three months ended March 31, 2012.

Revenue

Revenue increased $50,000, or 1%, to $6,116,000 for the three months ended March 31, 2013 from $6,066,000 for the three months ended March 31, 2012 due to revenue generated from a sales-type lease and increased advertising revenue, offset by a decrease in subscription revenue primarily due to lower average site count at a higher average revenue per unit. Comparative site count information for the Buzztime Network is as follows:

	Network Subscribers as of March 31,
	2013	2012
United States	3,231	3,636
Canada	205	232
Total	3,436	3,868

Direct Costs and Gross Margin

The following table compares direct costs and gross margin for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
	2013	2012
Revenues	$6,116,000	$6,066,000
Direct Costs	2,000,000	1,617,000
Gross Margin	$4,116,000	$4,449,000

Gross Margin Percentage	67%	73%

Gross margin as a percentage of revenue decreased to 67% for the three months ended March 31, 2013 from 73% for the three months ended March 31, 2012. Direct costs increased $383,000, or 24%, to $2,000,000 for the three months ended March 31, 2013 from $1,617,000 for the three months ended March 31, 2012. The increase in direct costs was primarily due to increased expenses related to the sales-type lease, increased license fees and increased depreciation and amortization expense due to launching a software development program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $989,000, or 19%, to $4,283,000 for the three months ended March 31, 2013 from $5,272,000 for the same period in 2012.  The decrease was due to decreased payroll and related expense of $844,000 primarily due to decreased headcount and incentive compensation, decreased selling and marketing expenses of $212,000, decreased travel expense of $154,000 and other miscellaneous decreases of $26,000. These decreases were offset by increased consulting fees of $182,000 for software development and other corporate initiatives and increased software disposal expenses of $65,000.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $25,000, or 14%, to $199,000 for the three months ended March 31, 2013 from $174,000 for the same period in 2012, primarily due to amortization of acquired intangible assets and depreciation of tenant improvement assets.

Other Income (Expense), Net

Other income (expense), net, changed from $32,000 of net expense for the three months ended March 31, 2012 to $5,000 of income for the same period in 2013. This change was primarily due to increased foreign currency exchange gains related to the operations of our Canadian subsidiary and lower interest expense due to fewer capital leases outstanding.

Income Taxes

We expect to incur state income tax liability in 2013 related to our U.S. operations. We also expect to pay income taxes in Canada due to profitability of our Canadian subsidiary. For the three months ended March 31, 2013 and 2012, we recorded a tax provision of $8,000 and $16,000, respectively. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is not intended to represent a measure of performance in accordance with U.S. GAAP. Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization charges in comparison to their net income or loss calculation in accordance with GAAP.

The following table reconciles our consolidated net loss calculated in accordance with GAAP to EBITDA for the three months ended March 31, 2013 and 2012. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended March 31,
	2013	2012
Net loss per GAAP	$(369,000)	$(1,045,000)
Interest expense, net	7,000	13,000
Income taxes	8,000	16,000
Depreciation and amortization	789,000	723,000
EBITDA	$435,000	$(293,000)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had cash and cash equivalents of $2,324,000 compared to cash and cash equivalents of $2,721,000 as of December 31, 2012.

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

We believe existing cash and cash equivalents, funds generated from operations and the proceeds received from the rights offering completed in February 2012 (see Note 14) will be sufficient to meet our operating cash requirements for at least the next twelve months. We have no debt other than capital leases with aggregate outstanding balances of approximately $119,000 and a note payable with an outstanding balance of approximately $60,000 for certain equipment purchases. We intend to continue entering into capital lease or financing facilities for certain equipment requirements when economically advantageous. If net cash provided by operating activities and our cash and cash equivalents on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of March 31, 2013, we had working capital (current assets in excess of current liabilities) of $809,000 compared to working capital of $841,000 as of December 31, 2012. The following table shows the change in our working capital from December 31, 2012 to March 31, 2013.

Increase (Decrease)
Working capital as of December 31, 2012	$841,000
Changes in current assets:
Cash and cash equivalents	(397,000)
Accounts receivable, net of allowance	(37,000)
Prepaid expenses and other current assets	16,000
Total current assets	(418,000)
Changes in current liabilities:
Accounts payable and accrued expenses	(93,000)
Accrued compensation	234,000
Sales taxes payable	(45,000)
Income taxes payable	–
Obligations under capital lease	(43,000)
Deferred revenue	(377,000)
Other current liabilities	(62,000)
Total current liabilities	(386,000)
Net change in working capital	(32,000)
Working capital as of March 31, 2013	$809,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$166,000	$255,000
Investing activities	(484,000)	(712,000)
Financing activities	(61,000)	2,205,000
Effect of exchange rates	(18,000)	21,000
Net (decrease) increase in cash and cash equivalents	$(397,000)	$1,769,000

Net cash provided by operating activities. We primarily depend on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $166,000 for the three months ended March 31, 2013 compared to $255,000 for the same period in 2012. The $89,000 decrease in cash provided by operations was primarily due to a decrease of $856,000 in cash provided by operating assets and liabilities during the three months ended March 31, 2013 compared to the same period in 2012, offset by a decrease in net loss of $767,000, after giving effect to adjustments made for non-cash transactions.

Our largest use of cash is payroll and related costs. Cash used related to payroll decreased $602,000 to $2,406,000 for the three months ended March 31, 2013 from $3,008,000 during the same period in 2012 due primarily to decreased headcount. Our primary source of cash is cash we generate from customers. Cash received from customers decreased $278,000 to $5,972,000 for the three months ended March 31, 2013 from $6,250,000 during the same period in 2012.

Net cash used in investing activities. We used $484,000 in cash for investing activities for the three months ended March 31, 2013 compared to a use of $712,000 during the same period in 2012. The $228,000 decrease was primarily due to a decrease in capital expenditures of $282,000 due primarily to decreased field equipment purchases, offset by an increase in capitalized software development activities of $54,000.

Net cash (used in) provided by financing activities. Net cash used in financing activities increased $2,266,000 to $61,000 for the three months ended March 31, 2013 compared to net cash provided by financing activities of $2,205,000 for the same period in 2012. The change is primarily attributable to the fact that during the prior year period, we received $2,310,000 of net proceeds from the rights offering and related investment agreement. To a lesser extent, the change is attributed to an increase in tax withholdings of $4,000 related to net-share settlements of restricted stock units during the current year period, offset by decreased payments on our capital leases of $48,000.

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

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (2)

3.2	Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock (3)

3.3	Bylaws of the Company, as amended (4)

10.1*	Second Amendment to Consulting Agreement, dated January 11, 2013, by and between NTN Buzztime, Inc. and JABAM, Inc. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
#	These exhibits are being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Filed or furnished herewith
(2)	Previously filed as an exhibit to the registrant’s report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the registrant’s report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May 13, 2013	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)

