Form 10-Q
period 2013-06-30
NTN BUZZTIME INC
filed 2013-08-14
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013 the registrant had outstanding 71,725,189 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	June 30,	December 31,
	2013	2012
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$1,973	$2,721
Accounts receivable, net of allowances of $139 and $226, respectively	478	610
Prepaid expenses and other current assets	1,135	898
Total current assets	3,586	4,229
Broadcast equipment and fixed assets, net	3,305	3,783
Software development costs, net of accumulated amortization of $1,979 and $1,774, respectively	2,171	1,980
Deferred costs	448	600
Goodwill (Note 3)	1,197	1,265
Intangible assets, net (Note 3)	363	579
Other assets	307	220
Total assets	$11,377	$12,656

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$896	$1,087
Accrued compensation	616	598
Sales taxes payable	145	197
Income taxes payable	65	79
Obligations under capital lease - current portion	34	100
Deferred revenue	546	919
Other current liabilities	340	408
Total current liabilities	2,642	3,388
Obligations under capital leases, excluding current portion	54	67
Deferred revenue, excluding current portion	189	188
Deferred rent	893	949
Other liabilities	233	170
Total liabilities	4,011	4,762

Commitments and contingencies (Note 8)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at June 30, 2013 and December 31, 2012	1	1
Common stock, $.005 par value, 168,000 and 84,000 shares authorized on June 30, 2013 and December 31, 2012, respectively (Note 14); 71,604 and 71,123 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	358	355
Treasury stock, at cost, 503 shares at June 30, 2013 and December 31, 2012	(456)	(456)
Additional paid-in capital	119,007	118,956
Accumulated deficit	(112,206)	(111,730)
Accumulated other comprehensive income (Note 9)	662	768
Total shareholders' equity	7,366	7,894
Total shareholders' equity and liabilities	$11,377	$12,656

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenues	$5,532	$6,015	$11,648	$12,081
Operating expenses:
Direct operating costs (includes depreciation and amortization of $514 and $559 for the three months ended June 30, 2013 and 2012, respectively, and $1,104 and $1,108 for the six months ended June 30, 2013 and 2012, respectively.)	1,485	1,554	3,485	3,171
Selling, general and administrative	3,982	4,913	8,265	10,185
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	180	191	379	365
Total operating expenses	5,647	6,658	12,129	13,721
Operating loss	(115)	(643)	(481)	(1,640)
Other income (expense), net	21	(2)	26	(34)
Loss before income taxes	(94)	(645)	(455)	(1,674)
(Provision) benefit for income taxes	(5)	12	(13)	(4)
Net loss	$(99)	$(633)	$(468)	$(1,678)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	71,062	70,506	70,962	67,512

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(468)	$(1,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,483	1,473
Provision for doubtful accounts	11	39
Stock-based compensation	53	137
Loss from disposition of equipment and capitalized software	92	1
Changes in assets and liabilities:
Accounts receivable	120	71
Prepaid expenses and other assets	(325)	62
Accounts payable and accrued expenses	(333)	(229)
Income taxes payable	(10)	12
Deferred costs	151	385
Deferred revenue	(372)	113
Deferred rent	(56)	211
Net cash provided by operating activities	346	597
Cash flows provided by (used in) investing activities:
Capital expenditures	(285)	(819)
Software development expenditures	(794)	(718)
Acquisitions	–	(50)
Changes in restricted cash	–	50
Net cash used in investing activities	(1,079)	(1,537)
Cash flows provided by (used in) financing activities:
Proceeds from rights offering, net	–	2,310
Proceeds from notes payable	128	–
Payments on note payable	(20)	(19)
Principal payments on capital lease	(72)	(172)
Tax withholding related to net-share settlements of restricted stock units	(7)	–
Net cash (used in) provided by financing activities	29	2,119
Net (decrease) increase in cash and cash equivalents	(704)	1,179
Effect of exchange rate on cash	(44)	(4)
Cash and cash equivalents at beginning of period	2,721	1,374
Cash and cash equivalents at end of period	$1,973	$2,549

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12	$25

Income taxes	$23	$43

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock in lieu of payment of preferred dividends	$8	$8

Issuance of common stock in connection with acquisition	$1	$–

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

The Company provides marketing services through interactive game content for hospitality venues that offer the games free to their patrons. The Company has evolved from a content developer and distributor to an interactive entertainment network provider that helps the hospitality venues that subscribe to the Company’s network acquire, engage and retain their patrons. The Company primarily generates revenues by charging subscription fees for its service to its network subscribers and from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. The Company’s games are currently available in over 3,300 locations in the U.S. and Canada.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. The accompanying condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2013, or any other period.

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended June 30, 2013 and 2012, the Company recorded $8,000 and $14,000 in foreign currency gains, respectively, and for the six months ended June 30, 2013 and 2012, the Company recorded $15,000 in foreign currency gains and $5,000 in foreign currency losses, respectively. These foreign currency gains and losses were due to settlements of intercompany transactions, re-measurement of intercompany balances with the Company’s Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income (expense), net in the accompanying statements of operations. Exchange rate fluctuations between the United States dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the three and six months ended June 30, 2013, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the three and six months ended June 30, 2012.

(2)	Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in earnings. Total options, warrants, convertible preferred stock and restricted stock units that were excluded from computing diluted net loss per common share represented approximately 7,574,000 and 7,677,000 shares as of June 30, 2013 and 2012, respectively, as their effect was anti-dilutive.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its quarterly qualitative assessment of goodwill impairment for NTN Canada as of June 30, 2013 and determined that there were no indications of impairment.

Other Intangible Assets

The Company has other intangible assets comprised predominantly of developed technology, trivia databases, trademarks, and acquired customer relationships. All intangible assets are amortized on a straight line basis. The useful lives of the assets reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized. Amortization expense relating to all intangible assets totaled $105,000 and $94,000 for the three months ended June 30, 2013 and 2012, respectively, and $215,000 and $187,000 for the six months ended June 30, 2013 and 2012, respectively.

(4)	SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain of its software products in accordance with ASC No. 350, Intangibles – Goodwill and Other. Amortization expense relating to capitalized software development costs totaled $205,000 and $173,000 for the three months ended June 30, 2013 and 2012, respectively, and $450,000 and $330,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, approximately $808,000 and $156,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three and six months ended June 30, 2013, and determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended. As a result, the Company recognized an impairment loss of $27,000 and $92,000 for the three and six months ended June 30, 2013, which is included in selling, general and administrative expenses. There were no impairment losses recognized for the three and six months ended June 30, 2012.

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

There were no transfers between fair value measurement levels during the three or six months ended June 30, 2013.

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

The following weighted-average assumptions were used for grants issued during the three and six months ended June 30, 2013 and 2012 under the ASC No. 718 requirements.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Weighted-average risk-free rate	0.55%	0.55%	0.56%	0.67%
Weighted-average volatility	79.47%	96.21%	79.80%	96.10%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	4.92 years	5.38 years	4.82 years	6.11 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended June 30, 2013 and 2012 was $27,000 and $60,000, respectively, and $53,000 and $137,000 for the six months ended June 30, 2013 and 2012, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted 798,000 and 60,000 stock options during the three months ended June 30, 2013 and 2012, respectively, and 1,128,000 and 110,000 stock options during the six months ended June 30, 2013 and 2012, respectively.

(7)	NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes Payable

In May 2013, the Company entered into a financing agreement with a lender under which the Company may borrow up to $500,000 to purchase certain equipment. In August 2013, the maximum amount the Company may borrow was increased to $1,000,000. The Company may borrow amounts in tranches as needed. Each tranche bears interest at 8.32% and is payable in 36 equal monthly installments. The lender has a first security interest in the equipment purchased with the funds borrowed under the agreement. As of June 30, 2013, the Company borrowed approximately $128,000, which is recorded in other current liabilities and other liabilities on the accompanying consolidated balance sheet. As of June 30, 2013, $128,000 remained outstanding.

In July 2011, the Company entered into an equipment financing agreement with a bank in the amount of $123,000, which is recorded in other current liabilities and other liabilities in the accompanying consolidated balance sheet. The amounts borrowed were used to finance certain equipment purchases and other services related to the relocation of the Company’s Carlsbad, California office. The amount borrowed bears interest at 5.85% and is collateralized by a first priority security interest in the equipment purchased. The amount borrowed is payable over a 36 month period in equal payments of $3,705, which includes interest, until fully paid in August 2014. As of June 30, 2013, approximately $50,000 remained outstanding.

Capital Lease Obligations

The Company has capital lease obligations, one of which is a $1,000,000 equipment lease facility entered into with an equipment leasing company in October 2009. The terms of this agreement allowed for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having a 24 month term. As of June 30, 2013, the Company had utilized $743,000 of this facility, which has been accounted for as a capital lease. As of June 30, 2013, $17,000 remained outstanding for those tranches that have not yet expired under this facility. Pursuant to the terms of the agreements related to this facility, the Company has given the equipment leasing company notice of its intent to terminate each individual lease that was reaching the 24 month term as well as its intent to purchase the equipment under the expiring lease at fair market value.

(8)	COMMITMENTS AND CONTINGENCIES

Sales and Use Tax

From time to time, state tax authorities will make inquiries as to whether or not a portion of the Company’s services require the collection of sales and use taxes from customers in those states. Many states have expanded their interpretation of their sales and use tax statutes to subject more activities to tax. The Company evaluates such inquiries on a case-by-case basis and has favorably resolved the majority of these tax issues in the past without any material adverse consequences.

The Company is involved in ongoing sales tax inquiries with certain states and provinces. As a result of those inquiries, the Company recorded a total net liability of $29,000 and $70,000 as of June 30, 2013 and December 31, 2012, respectively, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets. Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments.

(9)	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of June 30, 2013 and December 31, 2012, $662,000 and $768,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(10)	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740). This update improves the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for the Company is January 1, 2014. The Company does not anticipate that adopting this update will have a material impact on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting. This update addresses the requirements and methods of applying the liquidation basis of accounting and the disclosure requirements within ASC Topic 205 for the purpose of providing consistency among liquidating entities reporting under U.S. GAAP. Generally, this update provides guidance for the preparation of financial statements and disclosures when liquidation is imminent. This update is effective for periods beginning after December 15, 2013, which for the Company is January 1, 2014. The Company does not anticipate that adopting this update will have a material impact on its consolidated financial statements.

In March 2013, FASB issued ASU No. 2013-05, Foreign Currency Matters. The amendments in this update resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This update is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, which for the Company is January 1, 2014. The Company does not anticipate that adopting this update will have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. This update was effective on a prospective basis for reporting periods beginning after December 15, 2012, which for the Company was January 1, 2013. Adopting this update did not have a material impact on the Company’s consolidated financial statements.

(11)	CONCENTRATIONS OF RISK

Significant Customer

Buffalo Wild Wings together with its franchisees is a significant customer of the Company. For the three months ended June 30, 2013 and 2012, approximately 27% and 23%, respectively, of the Company’s total revenue was generated from this national chain. For the six months ended June 30, 2013 and 2012, approximately 25% and 23%, respectively, of the Company’s revenue was generated from this chain. As of June 30, 2013 and December 31, 2012, approximately $108,000 and $123,000, respectively, was included in accounts receivable from this customer.

Single Source Playmaker Supplier

The Company currently purchases its Classic playmakers from an unaffiliated manufacturer located in Taiwan pursuant to a supply agreement dated April 23, 2007, the term of which automatically renews for one year periods. The Company purchases certain next generation, or Next-Gen, playmaker tablet equipment from an unaffiliated manufacturer located in China, and it purchases its Next-Gen playmaker tablets from another unaffiliated manufacturer. The Company currently does not have alternative sources for its Classic or Next-Gen playmakers or its Next-Gen playmaker equipment. Management believes other manufacturers could be identified to produce the playmaker, playmaker tablets and playmaker equipment on comparable terms. A change in manufacturers, however, could cause delays in supply and may have an adverse effect on the Company’s operations. As of June 30, 2013 and December 31, 2012, approximately $28,000 and $15,000, respectively, were included in accounts payable or accrued expenses for these suppliers.

(12)	GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
United States	$5,213,000	$5,640,000	$10,984,000	$11,316,000
Canada	319,000	375,000	664,000	765,000
Total revenue	$5,532,000	$6,015,000	$11,648,000	$12,081,000

Geographic breakdown of the Company’s long-term tangible assets as of June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
United States	$3,291,000	$3,767,000
Canada	14,000	16,000
Total assets	$3,305,000	$3,783,000

(13)	RIGHTS OFFERING

In February 2012, the Company completed a rights offering to its stockholders of record as of February 2, 2012. The Company issued a total of 2,070,719 shares of its common stock at a subscription price of $0.25 per share. In connection with the rights offering, the Company entered into an investment agreement with Matador Capital Partners, LP, or Matador. Mr. Jeffrey A. Berg, one of the Company’s directors and its Interim Chief Executive Officer, is the managing member of the general partner of Matador. Under the terms of the investment agreement, upon expiration of the rights offering, Matador purchased for $0.25 per share 8,000,000 shares of the Company’s common stock not subscribed for and purchased by holders upon exercise of their subscription rights. The Company received gross proceeds of $2.5 million from the rights offering and under the investment agreement.

(14)	CAPITAL STOCK

At the Company's 2013 annual meeting of stockholders held on June 7, 2013, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to increase the number of total authorized shares from 94,000,000 to 178,000,000 and to increase the number of authorized shares of common stock from 84,000,000 to 168,000,000. The Company filed a certificate of amendment of the restated certificate of incorporation of the Company with the Delaware Secretary of State on June 11, 2013 to effect such amendment and it was effective on that same date.

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

OVERVIEW

We provide marketing services through interactive game content for hospitality venues that offer the games free to their patrons. We have evolved from a content developer and distributor to an interactive entertainment network provider that helps the hospitality venues that subscribe to our network acquire, engage and retain their patrons. Our mission is to entertain consumers in ways that create long term value for our customers. Built on an extended network platform, our entertainment system has historically allowed multiple players to interact at the venue, but it also enables competition between different venues, referred to as massively multiplayer gaming. We continue to develop a new network architecture, technology platform and player engagement paradigm, which we currently refer to as our next generation product line, or Next-Gen.

We primarily generate revenues by charging subscription fees for our service to our network subscribers and from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Our games are currently available in over 3,300 locations in the U.S. and Canada, where they are shown on approximately 10,000-15,000 screens daily. Approximately 40% of our network subscriber venues are related to national and regional restaurants and include Buffalo Wild Wings, Beef O’Brady’s , Old Chicago, Black Angus, Boston Pizza, Native New Yorker, T.G.I. Friday’s and Hooters.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2013 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

We generated a net loss of $99,000 for the three months ended June 30, 2013 compared to a net loss of $633,000 for the three months ended June 30, 2012.

Revenue

Revenue decreased $483,000, or 8%, to $5,532,000 for the three months ended June 30, 2013 from $6,015,000 for the three months ended June 30, 2012 primarily due to lower average site count of our Network Subscribers, offset by a higher average revenue per unit. Comparative Network Subscriber information for the Buzztime Network is as follows:

	Network Subscribers as of June 30,
	2013	2012
United States	3,154	3,544
Canada	198	231
Total	3,352	3,775

Direct Costs and Gross Margin

The following table compares direct costs and gross margin for the three months ended June 30, 2013 and 2012:

	For the three months ended June 30,
	2013	2012
Revenues	$5,532,000	$6,015,000
Direct Costs	1,485,000	1,554,000
Gross Margin	$4,047,000	$4,461,000

Gross Margin Percentage	73%	74%

Gross margin as a percentage of revenue decreased to 73% for the three months ended June 30, 2013 from 74% for the three months ended June 30, 2012. Direct costs decreased $69,000, or 4%, to $1,485,000 for the three months ended June 30, 2013 from $1,554,000 for the three months ended June 30, 2012. The decrease in direct costs was primarily due to decreased service provider fees of $78,000 and decreased depreciation and amortization expense of $45,000 due to assets depreciating faster than replenishment of new assets. These decreases were offset by increased license fees of $26,000, increased freight expense related to our Next-Gen product of $18,000 and other miscellaneous net increases of $10,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $931,000, or 19%, to $3,982,000 for the three months ended June 30, 2013 from $4,913,000 for the same period in 2012.  The decrease was due to decreased payroll and related expense of $842,000 primarily due to decreased headcount and incentive compensation, decreased marketing expenses of $101,000, decreased travel expense of $97,000, decreased service fees of $61,000 primarily due to no longer using a third party to operate our warehouse and decreased bad debt expense of $40,000. These decreases were offset by increased consulting fees of $205,000 for software development and other corporate initiatives.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $11,000, or 6%, to $180,000 for the three months ended June 30, 2013 from $191,000 for the same period in 2012, primarily due to assets becoming fully depreciated.

Other Income (Expense), Net

Other income (expense), net, changed from $2,000 of net expense for the three months ended June 30, 2012 to $21,000 of income for the same period in 2013. This change was primarily due to income recognized from a sublease and sale of certain hardware, offset by decreased foreign currency exchange gains related to the operations of our Canadian subsidiary and lower interest expense due to fewer capital leases outstanding.

Income Taxes

We expect to incur state income tax liability in 2013 related to our U.S. operations. We also expect to pay income taxes in Canada due to profitability of our Canadian subsidiary. For the three months ended June 30, 2013 and 2012, we recorded a tax provision of $5,000 and a tax benefit of $12,000, respectively. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is not intended to represent a measure of performance in accordance with GAAP, nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization charges in comparison to their net income or loss calculation in accordance with GAAP.

The following table reconciles our consolidated net loss calculated in accordance with GAAP to EBITDA for the three months ended June 30, 2013 and 2012. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended June 30,
	2013	2012
Net loss per GAAP	$(99,000)	$(633,000)
Interest expense, net	5,000	11,000
Income taxes	5,000	(12,000)
Depreciation and amortization	694,000	750,000
EBITDA	$605,000	$116,000

Six months ended June 30, 2013 compared to the Six months ended June 30, 2012

We generated a net loss of $468,000 for the six months ended June 30, 2013 compared to a net loss of $1,678,000 for the six months ended June 30, 2012.

Revenue

Revenue decreased $433,000, or 4%, to $11,648,000 for the six months ended June 30, 2013 from $12,081,000 for the six months ended June 30, 2012 primarily due to lower average site count of our Network Subscribers, offset by a higher average revenue per unit and increased advertising revenue.

Direct Costs and Gross Margin

The following table compares direct costs and gross margin for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
	2013	2012
Revenues	$11,648,000	$12,081,000
Direct Costs	3,485,000	3,171,000
Gross Margin	$8,163,000	$8,910,000

Gross Margin Percentage	70%	74%

Gross margin as a percentage of revenue decreased to 70% for the six months ended June 30, 2013 from 74% for the six months ended June 30, 2012. Direct costs increased $314,000, or 10%, to $3,485,000 for the six months ended June 30, 2013 from $3,171,000 for the six months ended June 30, 2012. The increase in direct costs was primarily due to increased equipment expenses, increased license fees and increased freight, offset by decreased service provider fees due to fewer installations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,920,000, or 19%, to $8,265,000 for the six months ended June 30, 2013 from $10,185,000 for the same period in 2012.  The decrease was due to decreased payroll and related expense of $1,686,000 primarily due to decreased headcount and incentive compensation, decreased marketing expenses of $313,000, decreased travel expense of $250,000, decreased service fees of $54,000 primarily due to no longer using a third party to operate our warehouse, decreased bad debt expense of $28,000 and decreased net miscellaneous expenses of $68,000. These decreases were offset by increased consulting fees of $387,000 for software development and other corporate initiatives and increased software impairment expense of $92,000.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $14,000, or 4%, to $379,000 for the six months ended June 30, 2013 from $365,000 for the same period in 2012, primarily due to increased amortization expense of $55,000 related to acquired assets, offset by decreased expense of $41,000 due to other assets becoming fully depreciated.

Other Income (Expense), Net

Other income (expense), net, changed from $34,000 of net expense for the six months ended June 30, 2012 to $26,000 of income for the same period in 2013. This change was primarily due to income recognized from a sublease and sale of certain hardware, less interest expense due to fewer capital leases, and increased foreign currency exchange gains related to the operations of our Canadian subsidiary and lower interest expense due to fewer capital leases outstanding.

Income Taxes

For the six months ended June 30, 2013 and 2012, we recorded a net tax provision of $13,000 and $4,000, respectively.

EBITDA

EBITDA is not intended to represent a measure of performance in accordance with GAAP, nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings or loss.

The following table reconciles our consolidated net loss per GAAP to EBITDA for the six months ended June 30, 2013 and 2012.

	For the six months ended June 30,
	2013	2012
Net loss per GAAP	$(468,000)	$(1,678,000)
Interest expense, net	12,000	24,000
Income taxes	13,000	4,000
Depreciation and amortization	1,483,000	1,473,000
EBITDA	$1,040,000	$(177,000)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had cash and cash equivalents of $1,973,000 compared to cash and cash equivalents of $2,721,000 as of December 31, 2012.

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

We believe existing cash and cash equivalents, funds generated from operations and the proceeds received from the rights offering completed in February 2012 (see Note 13) will be sufficient to meet our operating cash requirements for at least the next twelve months. We have no debt other than capital leases with aggregate outstanding balances of approximately $88,000 and notes payable with outstanding balances of approximately $178,000 for certain equipment purchases. We intend to continue entering into capital lease or financing facilities for certain equipment requirements when economically advantageous. In order to execute our operating and strategic plan and to position the Company to better take advantage of market opportunities and opportunities for growth, we are evaluating additional financing alternatives, including raising additional capital through public or private equity or debt financing. If net cash provided by operating activities and our cash and cash equivalents on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of June 30, 2013, we had working capital (current assets in excess of current liabilities) of $944,000 compared to working capital of $841,000 as of December 31, 2012. The following table shows the change in our working capital from December 31, 2012 to June 30, 2013.

Increase (Decrease)
Working capital as of December 31, 2012	$841,000
Changes in current assets:
Cash and cash equivalents	(748,000)
Accounts receivable, net of allowance	(132,000)
Prepaid expenses and other current assets	237,000
Total current assets	(643,000)
Changes in current liabilities:
Accounts payable and accrued expenses	(191,000)
Accrued compensation	18,000
Sales taxes payable	(52,000)
Income taxes payable	(14,000)
Obligations under capital lease	(66,000)
Deferred revenue	(373,000)
Other current liabilities	(68,000)
Total current liabilities	(746,000)
Net change in working capital	103,000
Working capital as of June 30, 2013	$944,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the six months ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$346,000	$597,000
Investing activities	(1,079,000)	(1,537,000)
Financing activities	29,000	2,119,000
Effect of exchange rates	(44,000)	(4,000)
Net (decrease) increase in cash and cash equivalents	$(748,000)	$1,175,000

Net cash provided by operating activities. We primarily depend on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $346,000 for the six months ended June 30, 2013 compared to $597,000 for the same period in 2012. The $251,000 decrease in cash provided by operations was primarily due to a decrease of $1,450,000 in cash provided by operating assets and liabilities during the six months ended June 30, 2013 compared to the same period in 2012, offset by a decrease in net loss of $1,199,000, after giving effect to adjustments made for non-cash transactions.

Our largest use of cash is payroll and related costs. Cash used for payroll and other related costs decreased $1,056,000 to $5,066,000 for the six months ended June 30, 2013 from $6,122,000 during the same period in 2012 due primarily to decreased headcount and incentive compensation. Our primary source of cash is cash we generate from customers. Cash received from customers decreased $685,000 to $11,790,000 for the six months ended June 30, 2013 from $12,475,000 during the same period in 2012 primarily due to a decrease in the number of Network Subscribers.

Net cash used in investing activities. We used $1,079,000 in cash for investing activities for the six months ended June 30, 2013 compared to a use of $1,537,000 during the same period in 2012. The $458,000 decrease was primarily due to a decrease in capital expenditures of $534,000 due primarily to decreased field equipment purchases, offset by an increase in capitalized software development activities of $76,000.

Net cash (used in) provided by financing activities. Net cash provided by financing activities decreased $2,090,000 to $29,000 for the six months ended June 30, 2013 compared to $2,119,000 for the same period in 2012. The change is primarily attributable to the fact that during the prior year period, we received $2,310,000 of net proceeds from the rights offering and related investment agreement. To a lesser extent, the change is attributed to an increase in tax withholdings of $7,000 related to net-share settlements of restricted stock units during the current year period, offset by proceeds received from notes payable of $128,000 and decreased payments on our capital leases of $100,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

Certificate of Elimination

On August 9, 2013, we filed a certificate of elimination with the Secretary of State of the State of Delaware to eliminate from our restated certificate of incorporation all matters set forth in the certificates of designations, rights and preferences of our Series B Convertible Preferred Stock. The certificate of elimination eliminated the previous designation of 85,000 shares of our Series B Convertible Preferred Stock, none of which were outstanding at the time the certificate of elimination was filed, and such shares resumed their status as authorized and unissued shares of undesignated preferred stock.

Restated Certificate of Incorporation

On August 9, 2013, after we filed the certificate of elimination described above, we filed a restated certificate of incorporation with the Secretary of State of the State of Delaware, integrating into a single instrument all of the provisions of our previously filed restated certificate of incorporation which were then in effect, including those that were operative as a result of certificates of amendment to our restated certificate of incorporation that were previously filed with the Secretary of State of the State of Delaware. The restated certificate of incorporation we filed on August 9, 2013 only restated and integrated and did not further amend the provisions of our restated certificate of incorporation as theretofore amended.

The disclosure in this Item 5 is provided in lieu of providing disclosure under Items 5.03 of Form 8-K

Item 6. Exhibits.

Exhibit	Description
3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Elimination of the Series B Convertible Preferred Stock (1)

3.3	Bylaws, as amended (3)

10.1*	Third Amendment to Consulting Agreement, dated July 1, 2013, by and between NTN Buzztime, Inc. and JABAM, Inc. (1)

10.2*	Employment offer letter, dated April 14, 2013, by and between NTN Buzztime, Inc. and Kirk Nagamine (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
#	These exhibits are being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Filed or furnished herewith
(2)	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 7, 1997 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: August 14, 2013	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)

