Form 10-Q
period 2013-09-30
NTN BUZZTIME INC
filed 2013-11-14
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 11, 2013 the registrant had outstanding 71,793,844 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,168	$2,721
Accounts receivable, net of allowances of $134 and $226, respectively	533	610
Prepaid expenses and other current assets	1,192	898
Total current assets	3,893	4,229
Broadcast equipment and fixed assets, net	3,227	3,783
Software development costs, net of accumulated amortization of $2,155 and $1,774, respectively	2,343	1,980
Deferred costs	395	600
Goodwill (Note 3)	1,222	1,265
Intangible assets, net (Note 3)	259	579
Other assets	310	220
Total assets	$11,649	$12,656

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$995	$1,087
Accrued compensation	813	598
Sales taxes payable	141	197
Income taxes payable	71	79
Obligations under capital lease - current portion	25	100
Deferred revenue	515	919
Other current liabilities	345	408
Total current liabilities	2,905	3,388
Obligations under capital leases, excluding current portion	64	67
Deferred revenue, excluding current portion	248	188
Deferred rent	861	949
Other liabilities	329	170
Total liabilities	4,407	4,762

Commitments and contingencies (Note 8)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at September 30, 2013 and December 31, 2012	1	1
Common stock, $.005 par value, 168,000 and 84,000 shares authorized on September 30, 2013 and December 31, 2012, respectively (Note 14); 71,773 and 71,123 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	359	355
Treasury stock, at cost, 503 shares at September 30, 2013 and December 31, 2012	(456)	(456)
Additional paid-in capital	119,077	118,956
Accumulated deficit	(112,440)	(111,730)
Accumulated other comprehensive income (Note 9)	701	768
Total shareholders' equity	7,242	7,894
Total shareholders' equity and liabilities	$11,649	$12,656

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues	$5,526	$6,050	$17,174	$18,131
Operating expenses:
Direct operating costs (includes depreciation and amortization of $495 and $542 for the three months ended September 30, 2013 and 2012, respectively, and $1,599 and $1,650 for the nine months ended September 30, 2013 and 2012, respectively.)	1,532	1,519	5,017	4,690
Selling, general and administrative	4,053	4,257	12,318	14,442
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	177	175	556	540
Total operating expenses	5,762	5,951	17,891	19,672
Operating (loss) income	(236)	99	(717)	(1,541)
Other income (expense), net	5	(23)	31	(57)
(Loss) income before income taxes	(231)	76	(686)	(1,598)
Provision for income taxes	(3)	(22)	(16)	(26)
Net (loss) income	$(234)	$54	$(702)	$(1,624)

Net (loss) income per common share - basic	$(0.00)	$0.00	$(0.01)	$(0.02)

Net (loss) income per common share - diluted	$(0.00)	$0.00	$(0.01)	$(0.02)

Weighted average shares outstanding - basic	71,202	70,876	71,043	68,537

Weighted average shares outstanding - diluted	71,202	71,373	71,043	68,537

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2013	2012
Cash flows provided by (used in) operating activities:
Net loss	$(702)	$(1,624)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,155	2,190
Provision for doubtful accounts	3	101
Stock-based compensation	87	163
Issuance of common stock to consultant in lieu of cash payment	39	–
Loss from disposition of equipment and capitalized software	115	1
Changes in assets and liabilities:
Accounts receivable	73	(437)
Prepaid expenses and other assets	(384)	(200)
Accounts payable and accrued expenses	(83)	(34)
Income taxes payable	(6)	32
Deferred costs	204	422
Deferred revenue	(344)	160
Deferred rent	(88)	220
Net cash provided by operating activities	1,069	994
Cash flows provided by (used in) investing activities:
Capital expenditures	(521)	(966)
Software development expenditures	(1,222)	(1,061)
Acquisitions	–	(50)
Changes in restricted cash	–	50
Net cash used in investing activities	(1,743)	(2,027)
Cash flows provided by (used in) financing activities:
Proceeds from rights offering, net	–	2,310
Proceeds from notes payable	290	–
Payments on note payable	(41)	(29)
Principal payments on capital lease	(94)	(247)
Tax withholding related to net-share settlements of restricted stock units	(10)	(1)
Net cash provided by financing activities	145	2,033
Net (decrease) increase in cash and cash equivalents	(529)	1,000
Effect of exchange rate on cash	(24)	31
Cash and cash equivalents at beginning of period	2,721	1,374
Cash and cash equivalents at end of period	$2,168	$2,405

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15	$35
Income taxes	$26	$45

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$23	$–
Issuance of common stock in lieu of payment of preferred dividends	$8	$8
Issuance of common stock in connection with acquisition	$1	$–

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

The Company provides marketing services through interactive game content for hospitality venues that offer the games free to their patrons. The Company has evolved from a content developer and distributor to an interactive entertainment network provider that helps the hospitality venues that subscribe to the Company’s network acquire, engage and retain their patrons. The Company primarily generates revenues by charging subscription fees for its service to its network subscribers and from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. The Company’s games are currently available in over 3,200 locations in the U.S. and Canada.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2012. The accompanying condensed balance sheet as of December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2013, or any other period.

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2013 and 2012, the Company recorded $8,000 and $13,000 in foreign currency losses, respectively, and for the nine months ended September 30, 2013 and 2012, the Company recorded $7,000 in foreign currency gains and $18,000 in foreign currency losses, respectively. These foreign currency gains and losses were due to settlements of intercompany transactions, re-measurement of intercompany balances with the Company’s Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income (expense), net in the accompanying statements of operations. Exchange rate fluctuations between the United States dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the three and nine months ended September 30, 2013, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the three and nine months ended September 30, 2012.

(2)          Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings. Total options, warrants, convertible preferred stock and deferred stock units that were excluded from computing diluted net loss per common share represented approximately 7,567,000 and 6,555,000 shares of the Company’s common stock for the three months ended September 30, 2013 and 2012, respectively, and 7,567,000 and 7,346,000 shares of the Company’s common stock for the nine months ended September 30, 2013 and 2012, respectively, as their effect was anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(234)	$54	$(702)	$(1,624)
Denominator:
Weighted average common shares outstanding - basic	71,202	70,876	71,043	68,537
Effects of diluted common share equivalents	–	497	–	–
Weighted average common shares outstanding - diluted	71,202	71,373	71,043	68,537

Net (loss) income per common share - basic	$(0.00)	$0.00	$(0.01)	$(0.02)
Net (loss) income per common share - diluted	$(0.00)	$0.00	$(0.01)	$(0.02)

(3)          GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its quarterly qualitative assessment of goodwill impairment for NTN Canada as of September 30, 2013 and determined that there were no indications of impairment.

Other Intangible Assets

The Company has other intangible assets comprised predominantly of developed technology, trivia databases, trademarks, and acquired customer relationships. All intangible assets are amortized on a straight line basis. The useful lives of the assets reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized. Amortization expense relating to all intangible assets totaled $104,000 and $93,000 for the three months ended September 30, 2013 and 2012, respectively, and $319,000 and $280,000 for the nine months ended September 30, 2013 and 2012, respectively.

(4)          SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain of its software products in accordance with ASC No. 350, Intangibles – Goodwill and Other. Amortization expense relating to capitalized software development costs totaled $198,000 and $162,000 for the three months ended September 30, 2013 and 2012, respectively, and $648,000 and $492,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, approximately $880,000 and $156,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three and nine months ended September 30, 2013, and determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended. As a result, the Company recognized an impairment loss of $23,000 and $115,000 for the three and nine months ended September 30, 2013, which is included in selling, general and administrative expenses. There were no impairment losses recognized for the three and nine months ended September 30, 2012.

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

There were no transfers between fair value measurement levels during the three or nine months ended September 30, 2013.

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

The following weighted-average assumptions were used for grants issued during the three and nine months ended September 30, 2013 and 2012 under the ASC No. 718 requirements.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Weighted-average risk-free rate	1.00%	0.49%	0.60%	0.54%
Weighted-average volatility	77.61%	95.08%	79.58%	95.33%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	4.73 years	5.59 years	4.81 years	5.72 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended September 30, 2013 and 2012 was $34,000 and $26,000, respectively, and $87,000 and $163,000 for the nine months ended September 30, 2013 and 2012, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted 127,000 and 335,000 stock options during the three months ended September 30, 2013 and 2012, respectively, and 1,255,000 and 445,000 stock options during the nine months ended September 30, 2013 and 2012, respectively.

(7)          NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes Payable

In May 2013, the Company entered into a financing agreement with a lender under which the Company may borrow up to $500,000 to purchase certain equipment. In August 2013, the maximum amount the Company may borrow was increased to $1,000,000. The Company may borrow amounts in tranches as needed. Each tranche bears interest at 8.32% and is payable in 36 equal monthly installments. We granted the lender a first security interest in the equipment purchased with the funds borrowed under the agreement. As of September 30, 2013, the Company borrowed approximately $290,000, which is recorded in other current liabilities and other liabilities on the accompanying consolidated balance sheet. As of September 30, 2013, $280,000 remained outstanding.

In July 2011, the Company entered into an equipment financing agreement with a bank in the amount of $123,000, which is recorded in other current liabilities and other liabilities in the accompanying consolidated balance sheet. The amounts borrowed were used to finance certain equipment purchases and other services related to the relocation of the Company’s Carlsbad, California office. The amount borrowed bears interest at 5.85% and is collateralized by a first priority security interest in the equipment purchased. The amount borrowed is payable over a 36 month period in equal payments of $3,705, which includes interest, until fully paid in August 2014. As of September 30, 2013, approximately $40,000 remained outstanding.

Capital Lease Obligations

The Company has capital lease obligations, one of which is a $1,000,000 equipment lease facility entered into with an equipment leasing company in October 2009. The terms of this agreement allowed for use of the facility for 24 months and for use of the facility in multiple tranches with each individual tranche having a 24 month term. As of September 30, 2013, the Company had utilized $743,000 of this facility, which has been accounted for as a capital lease. Pursuant to the terms of the agreements related to this facility, the Company has given the equipment leasing company notice of its intent to terminate each individual lease that was reaching the 24 month term as well as its intent to purchase the equipment under the expiring lease at fair market value. As of September 30, 2013, there were no amounts outstanding under this capital lease obligation.

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

The Company is involved in ongoing sales tax inquiries with certain states and provinces. As a result of those inquiries, the Company recorded a total net liability of $29,000 and $70,000 as of September 30, 2013 and December 31, 2012, respectively, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets. Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments.

(9)          ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of September 30, 2013 and December 31, 2012, $701,000 and $768,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(10)        RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740). This update improves the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for the Company is January 1, 2014. The Company does not anticipate that adopting this update will have a material impact on its consolidated financial statements.

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

(11)        CONCENTRATIONS OF RISK

Significant Customer

Buffalo Wild Wings, Inc. together with its franchisees is a significant customer of the Company. For the three months ended September 30, 2013 and 2012, approximately 28% and 22%, respectively, of the Company’s total revenue was generated from this national chain. For the nine months ended September 30, 2013 and 2012, approximately 28% and 23%, respectively, of the Company’s total revenue was generated from this national chain. As of September 30, 2013 and December 31, 2012, approximately $99,000 and $123,000, respectively, owed by this national chain was included in accounts receivable.

Equipment Suppliers

The Company currently purchases its Classic playmakers from an unaffiliated manufacturer located in Taiwan pursuant to a supply agreement, the term of which automatically renews for one year periods. The Company currently purchases the tablets used in its Buzztime On Demand, or BEOND, product line (formerly referred to as “Next-Gen”) from unaffiliated third parties, and it currently purchases equipment (consisting of cases and charging trays for the tablet playmaker) from an unaffiliated manufacturer located in China. The Company currently does not have alternative sources for its Classic playmakers or its tablet playmaker equipment or an alternative manufacturer of the tablet or an alternative device to the tablet. Management believes other manufacturers could be identified to produce its tablet playmaker equipment on comparable terms, and the Company could redesign or reconfigure its BEOND product line to accommodate a substitute tablet. A change in manufacturers, however, could cause delays in supply and may have an adverse effect on the Company’s operations.

As of September 30, 2013, there were no amounts due to any equipment suppliers. As of December 31, 2012, approximately $15,000 was included in accounts payable or accrued expenses for equipment suppliers.

(12)        GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
United States	$5,216,000	$5,678,000	$16,200,000	$16,993,000
Canada	310,000	372,000	974,000	1,138,000
Total revenue	$5,526,000	$6,050,000	$17,174,000	$18,131,000

Geographic breakdown of the Company’s long-term tangible assets as of September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
United States	$3,214,000	$3,767,000
Canada	13,000	16,000
Total assets	$3,227,000	$3,783,000

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

(14)        CAPITAL STOCK

At the Company’s 2013 annual meeting of stockholders held on June 7, 2013, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to increase the number of total authorized shares from 94,000,000 to 178,000,000 and to increase the number of authorized shares of common stock from 84,000,000 to 168,000,000. The Company filed a certificate of amendment of the restated certificate of incorporation of the Company with the Delaware Secretary of State on June 11, 2013 to effect such amendment and it was effective on that same date.

(15)        SUBSEQUENT EVENT

On November 12, 2013, the Company completed a private placement of units (consisting of shares of common stock and warrants to purchase shares of common stock) to accredited investors. The purchase price of each unit was $0.40 for gross proceeds of $2,400,000. In the aggregate, the Company issued 6,000,000 shares of common stock and warrants to purchase 3,600,000 shares. The warrants have an exercise price of $0.40 per share and are exercisable beginning on the six-month anniversary of the issuance date and expire on the five-year anniversary of the issuance date.

Pursuant to the registration rights agreement entered into in connection with the private placement, the Company will file a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 to register for resale by the investors the shares of common stock, and the shares of common stock issuable upon exercise of the warrants, sold to the investors in the private placement.

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

OVERVIEW

We provide marketing services through interactive game content for hospitality venues that offer the games free to their patrons. We have evolved from a content developer and distributor to an interactive entertainment network provider that helps the hospitality venues that subscribe to our network acquire, engage and retain their patrons. Our mission is to entertain consumers in ways that create long term value for our customers. Built on an extended network platform, our entertainment system has historically allowed multiple players to interact at the venue, but it also enables competition between different venues, referred to as massively multiplayer gaming. We continue to develop a new network architecture, technology platform and player engagement paradigm, which we currently refer to as our Buzztime On Demand product line, or BEOND.

We primarily generate revenues by charging subscription fees for our service to our network subscribers and from the sale of advertising aired on in-venue screens as well as in conjunction with customized games. Our games are currently available in over 3,200 locations in the U.S. and Canada, where they are shown on approximately 10,000-15,000 screens daily. Approximately 40% of our network subscriber venues are related to national and regional restaurants and include Buffalo Wild Wings, Beef O’Brady’s, Old Chicago, T.G.I. Friday’s, Boston Pizza, Black Angus, Hooters and Native New Yorker.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2013 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

We generated a net loss of $234,000 for the three months ended September 30, 2013 compared to net income of $54,000 for the three months ended September 30, 2012.

Revenue

Revenue decreased $524,000, or 9%, to $5,526,000 for the three months ended September 30, 2013 from $6,050,000 for the three months ended September 30, 2012 primarily due to lower average site count of our Network Subscribers, offset by a slightly higher average revenue per unit. Comparative Network Subscriber information for the Buzztime Network is as follows:

	Network Subscribers as of September 30,
	2013	2012
United States	3,026	3,511
Canada	194	228
Total	3,220	3,739

Direct Operating Costs and Gross Margin

The following table compares direct operating costs and gross margin for the three months ended September 30, 2013 and 2012:

	For the three months ended September 30,
	2013	2012
Revenues	$5,526,000	$6,050,000
Direct Operating Costs	1,532,000	1,519,000
Gross Margin	$3,994,000	$4,531,000

Gross Margin Percentage	72%	75%

Gross margin as a percentage of revenue decreased to 72% for the three months ended September 30, 2013 from 75% for the three months ended September 30, 2012. Direct operating costs increased slightly by $13,000, or 1%, to $1,532,000 for the three months ended September 30, 2013 from $1,519,000 for the three months ended September 30, 2012. The increase in direct operating costs was primarily due to increased equipment expense of $74,000 and increased license fees of $39,000 related to content. These increases were offset by decreased service provider fees of $60,000 due to fewer installations of new Network Subscribers compared to the prior period and decreased depreciation and amortization expense of $47,000 due to assets depreciating faster than replenishment of new assets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $204,000, or 5%, to $4,053,000 for the three months ended September 30, 2013 from $4,257,000 for the same period in 2012.  The decrease was due to decreased service fees of $82,000 primarily due to no longer using a third party to operate our warehouse, decreased software and hardware supplies expense of $81,000 primarily due less software maintenance fees, decreased bad debt expense of $70,000, decreased research and development expenses of $45,000, decreased membership fees of $39,000 related to a non-renewal of an industry association membership, decreased marketing expenses of $28,000 and decreased other net miscellaneous expenses of $6,000. These decreases were offset by increased payroll and related expenses of $121,000 due to increased headcount and increased consulting and legal fees of $26,000.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased slightly by $2,000, or 1%, to $177,000 for the three months ended September 30, 2013 from $175,000 for the same period in 2012, primarily due to amortization of assets acquired in the fourth quarter of 2012, offset by other assets becoming fully depreciated.

Other Income (Expense), Net

Other income (expense), net, changed from $23,000 of other net expense for the three months ended September 30, 2012 to $5,000 of other net income for the same period in 2013. This change was primarily due to increased income recognized from a sublease, decreased interest expense due to lower capital lease balances outstanding and decreased foreign currency exchange losses related to the operations of our Canadian subsidiary.

Income Taxes

We expect to incur state income tax liability in 2013 related to our U.S. operations. We also expect to pay income taxes in Canada due to profitability of our Canadian subsidiary. For the three months ended September 30, 2013 and 2012, we recorded a tax provision of $3,000 and $16,000, respectively. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

The following table reconciles our consolidated net loss calculated in accordance with GAAP to EBITDA for the three months ended September 30, 2013 and 2012. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended September 30,
	2013	2012
Net (loss) income per GAAP	$(234,000)	$54,000
Interest expense, net	4,000	10,000
Income taxes	3,000	22,000
Depreciation and amortization	672,000	717,000
EBITDA	$445,000	$803,000

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

We generated a net loss of $702,000 for the nine months ended September 30, 2013 compared to a net loss of $1,624,000 for the nine months ended September 30, 2012.

Revenue

Revenue decreased $957,000, or 5%, to $17,174,000 for the nine months ended September 30, 2013 from $18,131,000 for the nine months ended September 30, 2012, primarily due to lower average site count of our Network Subscribers, offset by a slightly higher average revenue per unit and increased advertising revenue.

Direct Operating Costs and Gross Margin

The following table compares direct operating costs and gross margin for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30,
	2013	2012
Revenues	$17,174,000	$18,131,000
Direct Operating Costs	5,017,000	4,690,000
Gross Margin	$12,157,000	$13,441,000

Gross Margin Percentage	71%	74%

Gross margin as a percentage of revenue decreased to 71% for the nine months ended September 30, 2013 from 74% for the nine months ended September 30, 2012. Direct operating costs increased $327,000, or 7%, to $5,017,000 for the nine months ended September 30, 2013 from $4,690,000 for the nine months ended September 30, 2012. The increase in direct operating costs was primarily due to increased equipment expenses of $371,000, increased license fees of $92,000 related primarily to content and increased freight of $50,000, offset by decreased service provider fees of $140,000 due to fewer installations and technical service calls and decreased direct payroll compensation of $56,000 primarily due to reduced wages.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2,124,000, or 15%, to $12,318,000 for the nine months ended September 30, 2013 from $14,442,000 for the same period in 2012.  The decrease was due to decreased payroll and related expense of $1,566,000 primarily due to decreased headcount and incentive compensation, decreased marketing expenses of $341,000, decreased travel expense of $263,000, decreased service fees of $135,000 primarily due to no longer using a third party to operate our warehouse, decreased bad debt expense of $97,000, decreased membership fees of $57,000 related to the non-renewal of an industry association membership, and decreased net miscellaneous expenses of $69,000. These decreases were offset by increased consulting fees of $404,000 for software development and other corporate initiatives.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $16,000, or 3%, to $556,000 for the nine months ended September 30, 2013 from $540,000 for the same period in 2012, primarily due to increased amortization expense of $83,000 related to acquired assets, offset by decreased expense of $67,000 due to other assets becoming fully depreciated.

Other Income (Expense), Net

Other income (expense), net, changed from $57,000 of other net expense for the nine months ended September 30, 2012 to $31,000 of other net income for the same period in 2013. This change was primarily due to increased income recognized from a sublease and sale of certain hardware, decreased interest expense due to lower capital lease balances, and increased foreign currency exchange gains related to the operations of our Canadian subsidiary.

Income Taxes

For the nine months ended September 30, 2013 and 2012, we recorded a net tax provision of $16,000 and $26,000, respectively.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA for the nine months ended September 30, 2013 and 2012.

	For the nine months ended September 30,
	2013	2012
Net loss per GAAP	$(702,000)	$(1,624,000)
Interest expense, net	16,000	34,000
Income taxes	16,000	26,000
Depreciation and amortization	2,155,000	2,190,000
EBITDA	$1,485,000	$626,000

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had cash and cash equivalents of $2,168,000 compared to cash and cash equivalents of $2,721,000 as of December 31, 2012.

On November 12, 2013, we completed a private placement of units (consisting of shares of common stock and warrants to purchase shares of common stock) to accredited investors. The purchase price of each unit was $0.40 for gross proceeds of $2,400,000. In the aggregate, we issued 6,000,000 shares of common stock and warrants to purchase 3,600,000 shares. The warrants have an exercise price of $0.40 per share and are exercisable beginning on the six-month anniversary of the issuance date and expire on the five-year anniversary of the issuance date.

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

We believe existing cash and cash equivalents, funds generated from operations and the proceeds received from the private placement completed in November 2013 will be sufficient to meet our operating cash requirements for at least the next twelve months. We have no debt other than capital leases with aggregate outstanding balances of approximately $89,000 and notes payable with outstanding balances of approximately $320,000 for certain equipment purchases. We intend to continue entering into capital lease or financing facilities for certain equipment requirements when economically advantageous. In order to execute our operating and strategic plan and to position the Company to better take advantage of market opportunities and opportunities for growth, we are evaluating additional financing alternatives, including raising additional capital through public or private equity or debt financing. If net cash provided by operating activities and our cash and cash equivalents on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of September 30, 2013, we had working capital (current assets in excess of current liabilities) of $988,000 compared to working capital of $841,000 as of December 31, 2012. The following table shows the change in our working capital from December 31, 2012 to September 30, 2013.

Increase (Decrease)
Working capital as of December 31, 2012	$841,000
Changes in current assets:
Cash and cash equivalents	(553,000)
Accounts receivable, net of allowance	(77,000)
Prepaid expenses and other current assets	294,000
Total current assets	(336,000)
Changes in current liabilities:
Accounts payable and accrued expenses	(92,000)
Accrued compensation	215,000
Sales taxes payable	(56,000)
Income taxes payable	(8,000)
Obligations under capital lease	(75,000)
Deferred revenue	(404,000)
Other current liabilities	(63,000)
Total current liabilities	(483,000)
Net change in working capital	147,000
Working capital as of September 30, 2013	$988,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the nine months ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$1,069,000	$994,000
Investing activities	(1,743,000)	(2,027,000)
Financing activities	145,000	2,033,000
Effect of exchange rates	(24,000)	31,000
Net (decrease) increase in cash and cash equivalents	$(553,000)	$1,031,000

Net cash provided by operating activities. We primarily depend on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $1,069,000 for the nine months ended September 30, 2013 compared to $994,000 for the same period in 2012. The $75,000 increase in cash provided by operations was primarily due to a decrease in net loss of $866,000, after giving effect to adjustments made for non-cash transactions, offset by an increase in cash used in operating assets and liabilities of $791,000 during the nine months ended September 30, 2013 compared to the same period in 2012.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $1,300,000 to $7,348,000 for the nine months ended September 30, 2013 from $8,648,000 during the same period in 2012, primarily due to decreased headcount and incentive compensation.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $903,000 to $17,481,000 for the nine months ended September 30, 2013 from $18,384,000 during the same period in 2012, primarily due to a decrease in the number of Network Subscribers.

Net cash used in investing activities. We used $1,743,000 in cash for investing activities for the nine months ended September 30, 2013 compared to a use of $2,027,000 during the same period in 2012. The $284,000 decrease was primarily due to a decrease in capital expenditures of $445,000 primarily due to decreased field equipment purchases, offset by an increase in capitalized software development activities of $161,000.

Net cash provided by financing activities. Net cash provided by financing activities decreased $1,888,000 to $145,000 for the nine months ended September 30, 2013 compared to $2,033,000 for the same period in 2012. The change is primarily attributable to the fact that during the prior year period, we received $2,310,000 of net proceeds from the rights offering and related investment agreement and there was no similar financing activity in the current year period. To a lesser extent, the change is attributable to increased tax withholdings of $9,000 related to net-share settlements of restricted stock units and increased payments on notes payable of $12,000, offset by proceeds received from notes payable of $290,000 and decreased payments on our capital leases of $153,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description
3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Elimination of the Series B Convertible Preferred Stock (1)

3.3	Bylaws, as amended (2)

10.1†*	Fourth Amendment to Consulting Agreement, dated September 27, 2013, by and between NTN Buzztime, Inc. and JABAM, Inc.

31.1†	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

____________

†	Filed or furnished herewith
*	Management contract or compensatory plan.
#	These exhibits are being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(2)	Previously filed as an exhibit to the registrant’s report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: November 14, 2013	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)

