Form 10-K
period 2013-12-31
NTN BUZZTIME INC
filed 2014-03-31
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2013, computed by reference to the closing sale price of the common stock on the NYSE MKT on June 28, 2013, was approximately $20.7 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 2014, the Registrant had 78,722,665 shares of common stock outstanding.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement relating to its 2014 annual meeting of stockholders are incorporated by reference into Part III of this report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

This Annual Report on Form 10-K contains forward-looking statements that involve a high degree of risk and uncertainty. Such statements include, but are not limited to, statements containing the words “believes,” “anticipates,” “expects,” “estimates” and words of similar import. Our actual results could differ materially from any forward-looking statements, which reflect management’s opinions only as of the date of this report, as a result of risks and uncertainties that exist in our operations, development efforts and business environment. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the “Risk Factors” section below and the risk factors in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q.

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

We own several trademarks and consider the Buzztime®, Playmaker®, Mobile Playmaker, BEOND Powered by Buzztime and Play Along trademarks to be among our most valuable assets. These and our other registered and unregistered trademarks used in this document are our property. Other trademarks are the property of their respective owners.

Overview

We provide an entertainment and marketing services platform for hospitality venues that offer games, events, and entertainment experiences to their consumers. Our interactive entertainment network helps our network subscribers to acquire, engage and retain their consumers. Built on an extended network platform, this entertainment system has historically allowed multiple players to interact at the venue, but also enables competition between different venues, referred to as massively multiplayer gaming. We have been embarking on a complete change of our network architecture, technology platform and player engagement paradigms, which we currently refer to as Buzztime Entertainment On Demand, or BEOND (formerly referred to as “Next-Gen”). We continue to support our legacy network product line, which we refer to as Classic.

We currently generate revenue by charging subscription fees for our service to our network subscribers, leasing equipment (including tablets used in our BEOND line and the cases and charging trays for such tablets) to certain network subscribers, hosting live trivia events, and from selling advertising aired on in-venue screens and as part of customized games. Beginning in 2014, we expect to generate revenue directly from the consumers of our network subscribers by offering premium products via our BEOND platform in addition to offering the games that we have historically provided to these consumers for free.

Currently, approximately 3,200 venues in the U.S. and Canada subscribe to our interactive entertainment network, where we estimate it is available on approximately 10,000 to 15,000 screens daily. We currently have over four million player registrations, and over 50 million of our games are played each year. Additionally, our mobile application has been installed on over one million consumer mobile devices. Approximately 42% of our network subscriber venues are related to national and regional restaurants and include Buffalo Wild Wings, Old Chicago, Beef O’Brady’s, Black Angus, Boston Pizza, Buffalo Wings & Rings, Houlihan’s, Native New Yorker and Hooters.

Recent Developments

In November 2013, we completed a private placement of units (consisting of shares of common stock and warrants to purchase shares of common stock) to accredited investors. The purchase price of each unit was $0.40 for gross proceeds of $2,400,000. In the aggregate, we issued 6,000,000 shares of common stock and warrants to purchase 3,600,000 shares. The warrants have an exercise price of $0.40 per share and are exercisable beginning on the six-month anniversary of the issuance date and expire on the five-year anniversary of the issuance date.

In December 2012, we launched the first iteration of our BEOND platform and product line in a pilot program for Buffalo Wild Wings, one of our national chain clients, and we began its commercial deployment in October 2013 by entering into a multi-year agreement with Buffalo Wild Wings to install the BEOND platform in all of its locations. As of March 21, 2014, we have over 400 network subscriber locations operating our BEOND platform and product line. The BEOND platform and product line incorporates a series of application platform interfaces, or APIs, and mobile applications made available both on our proprietary Buzztime playmakers and on consumer mobile devices. This platform and product line enables the consumers of our BEOND network subscribers to interact with a series of networked multiplayer games, single player arcade games, and synchronized programming.

The current iteration of BEOND consists primarily of a 7” Android tablet playmaker device, which we have customized and ruggedized and to which we added a video game arcade. The current iteration of BEOND does not contain all the features we plan to offer. During the pilot launch of BEOND, engagement metrics, such as visits to our multiplayer games and registration rates, showed a significant improvement relative to similar metrics measured at those same locations that had previously used our Classic playmakers. In the locations where the BEOND pilot was installed, which replaced the Classic product, game play increased five times over the prior year period, and registration rates increased seven times over the prior year period. Because of our new game arcade, we will have new engagement metrics to monitor in the future. Based on the experience and data received from our BEOND installations to date, we expect significantly higher levels of engagement by the consumers of our BEOND network subscribers as well as more ways to monetize that engagement.

Customizations of the BEOND platform are available for select subscribers, and systems integration work might consist of venue-specific development to provide more advanced services such as music programming, point-of-sale (POS) integration and digital food menus from the BEOND tablet, which enable tableside ordering. These additional services are not yet proven on an economic basis and are still under development.

The BEOND tablet playmakers are designed to be managed entirely through software and to have the potential to operate on a variety of customer location networks.

We expect the BEOND tablet’s versatility to provide additional value for us and our network subscribers.

Our Strategy

We have historically operated under a recurring subscription-based model, whereby our primary source of revenue was related to monthly subscription fees from network subscribers. Although we expect that subscription revenues will remain our primary source of revenue, we believe there are other transactional consumer revenue streams that could grow as a result of our investment in the BEOND platform, such as arcade, music, and virtual currency. We also generate revenue from advertising sales and equipment leases for our network equipment. Our strategy for achieving revenue growth from these various sources includes the following:

•	Growth through the BEOND platform – optimize and evangelize. We will continue to add features, functionality, and services by improving the entertainment and marketing value of the in-venue content via our BEOND product concept, which includes more content, more games, and different programming

•	Consumer focus - grow players, game play, and premium engagement. We are intent upon building our consumer audience, engaging them more with improved entertainment experiences, and providing premium entertainment experiences that we can monetize through direct payment. These premium experiences are in pilot tests and their economic success is not assured.

•	Deliver great gaming events that create compelling entertainment experiences. We intend to improve the in-venue “live” experience. We currently offer in-venue interactive entertainment products, including our Buzztime Live and our Stump! Trivia™ live game event service.

•	Customer service and retention. The strategy we began implementing in late 2012 includes more focus on small chain accounts as well as increased discipline around qualifying prospective customers in an effort to ensure we are selling to more successful bars and grills in the independent market, our ideal client profile. We also hope to create more affiliate relationships to help sell, manage and retain network subscribers.

Geographic Areas

The following table presents the geographic breakdown of our revenue for the last two fiscal years.

	Year Ended December 31,
	2013	2012
United States	95%	94%
Canada	5%	6%

Total	100%	100%

The following table presents the geographic breakdown of our long-term tangible assets for our last two fiscal years.

	Year Ended December 31,
	2013	2012
United States	99%	100%
Canada	1%	0%

Total	100%	100%

Competition

We face direct competition in hospitality venues and face competition for total entertainment and marketing dollars in the marketplace from other companies offering similar content and services. A relatively small number of direct competitors are active in the hospitality marketing services and entertainment markets, including Touchtunes Interactive Networks, The Answer Is . . . Productions Inc., E la Carte, Inc., Ziosk, AMI Rowe, and Livewire/Incredible Technologies, Inc. Competing forms of technology, entertainment, and marketing provided in hospitality venues include mobile device games and entertainment, such as mobile phone and table applications, on-table bar and restaurant entertainment systems, music and video-based systems, live entertainment and games, cable and pay-per-view programming, coin-operated single-player games/amusements, and traffic-building promotions like happy hour specials and buffets.

Buzztime Significant Customer

Our customers are diverse and vary in venue size and location. For the years ended December 31, 2013 and 2012, we generated approximately $7,648,000 and $5,585,000, respectively, of revenue from a single national chain, Buffalo Wild Wings, together with its franchisees. As of December 31, 2013 and 2012, approximately $259,000 and $123,000, respectively, was included in accounts receivable from this customer.

Buzztime Network Backlog

We historically have not had a significant backlog at any time because we normally can deliver and install new systems at hospitality locations within the delivery schedule requested by customers (generally within three to four weeks).

Licensing, Trademarks, Copyrights and Patents

Our intellectual property assets, including patents, trademarks, and copyrights, are important to our business and, accordingly, we have programs in place designed to protect these assets.

We keep confidential as trade secrets our technology, know-how and software. Some of the hardware we use in our operations is customized, and all of it is purchased from outside vendors. We enter into agreements with third parties with whom we conduct business, which contain provisions designed to protect our intellectual property and to limit access to, and disclosure of, our proprietary information. We also enter into confidentiality and invention assignment agreements with our employees and contractors.

We have trademark protection for the names of our key proprietary programming, products, and services to the extent that trademark protection is available for them. We are expanding our efforts to protect these investments. We consider the Buzztime, Playmaker, Mobile Playmaker, BEOND Powered by Buzztime, and Play Along trademarks and our other related trademarks to be valuable assets, and we seek to protect them through a variety of actions. Our content, branding, and some of our game titles, such as Countdown and Showdown, are also protected by copyright and trademark law.

Government Contracts

We provide our content distribution services through the Buzztime network to colleges, universities, and a small number of government agencies, typically military base recreation units. However, the number of government customers is small compared to our overall customer base. We provide our products and services to government agencies under contracts with substantially the same terms and conditions as are in place with non-government customers.

Government Regulations

The cost of compliance with federal, state, and local laws has not had a material effect on our capital expenditures, earnings, or competitive position to date. In June 1998, we received approval from the Federal Communications Commission (the “FCC”) for our 900 MHz classic playmakers, and in December 2012, we received approval from the FCC for our BEOND tablet playmaker charging trays. The BEOND tablets we currently use have been certified by its manufacturer. The multi-player card games offered on the Buzztime network may be restricted in some jurisdictions; the laws and regulations governing distribution of card games vary in different jurisdictions.

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations that apply directly to the industry of interactive entertainment and marketing products. Although there are currently few such laws and regulations, state and federal governments may adopt laws and regulations that address issues such as:

•	user privacy;

•	copyrights;

•	gaming, lottery and alcohol beverage control regulations;

•	consumer protection;

•	the media distribution of specific material or content; and

•	the characteristics and quality of interactive television products and services.

In addition, we operate games of chance and, in some instances, award prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our chance games requires or is intended to involve payments, betting or any other exchange of value. We also operate interactive card games, such as Texas Hold’em poker and Blackjack. These card games are restricted in several jurisdictions. The laws and regulations that govern these games, however, vary in different jurisdictions and are subject to legislative and regulatory change in all of the jurisdictions in which we offer our games, as well as law enforcement discretion. We may find it necessary to eliminate, modify, or cancel certain components of our products in certain states or jurisdictions based on changes in law, regulations, or law enforcement discretion, which could result in additional development costs and/or the possible loss of customers and revenue.

Web Site Access to SEC Filings

We maintain a website at www.buzztime.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, and proxy statements and other information we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our website are not incorporated into this report.

Materials we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

Employees

As of March 26, 2014, we employed approximately 124 people on a full-time basis and 235 people on a part-time basis. We also utilize independent contractors for specific projects and hire as many as 5 seasonal employees as needed to produce our play-along sports games during various professional and collegiate sports seasons. None of our employees are represented by a labor union, and we believe our employee relations are satisfactory.

ITEM 1A.     Risk Factors

Risk Factors That May Affect Our Business

Our financial position, results of operations, and cash flows are subject to various risks, many of which are not exclusively within our control. These risks may cause actual performance to differ materially from historical or projected future performance. We urge investors to carefully consider the risk factors described below in evaluating the information contained in this report:

We may not be able to compete effectively within the highly competitive interactive games, entertainment and marketing services industries.

We face intense competition in the markets in which we operate. We face significant competition for total revenues in the overall market for entertainment and marketing services in hospitality venues from other companies offering similar content and services. We believe our direct competitors in these markets comprise a small number of significant competitors including Touchtunes Interactive Networks, The Answer Is . . .. Productions Inc., E la Carte, Inc., Ziosk, AMI Rowe and Livewire/Incredible Technologies, Inc.

We also compete with a variety of other forms of technology and entertainment for total entertainment and marketing dollars in the marketplace. These other forms of entertainment include mobile device games and entertainment, such as mobile phone and tablet applications, on-table bar and restaurant entertainment systems, music and video-based systems, live entertainment and games, cable and pay-per-view programming, coin-operated single-player games/amusements, and traffic-building promotions like happy hour specials and buffets.

Our network programming competes generally with broadcast television, direct satellite programming, pay-per-view, other content offered on cable television, and other forms of entertainment and marketing.

Some of our current and potential competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as content development and programming, research and development, strategic acquisitions, alliances, joint ventures, and sales and marketing. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or consumer preferences.

We also compete with providers of other content and services available to consumers through online services and a variety of mobile and on-table devices and systems. The expanded use of online and wireless networks and of the internet provides computer users and site owners with an increasing number of alternatives to video games and entertainment software. With this increasing competition and the rapid pace of change in product and service offerings in the interactive entertainment industry, we must be able to compete in terms of technology, content, and management strategy. If we fail to provide competitive, engaging, quality services and products, we will lose revenues to competing companies and technologies in the entertainment industry. Increased competition may also result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues, and loss of market share.

New products and rapid technological change, especially in the mobile and wireless markets, may render our operations obsolete or noncompetitive.

The emergence of new entertainment products and technologies, changes in consumer preferences, the adoption of new industry standards, and other factors may limit the life cycle and market penetration of our technologies, products, and services. In particular, the mobile and wireless device, content, applications, social media, and entertainment markets are highly competitive and rapidly changing. Accordingly, our future performance will depend on our ability to:

•	identify emerging technological trends and industry standards in our market;

•	identify changing consumer needs, desires, or tastes;

•	develop and maintain competitive technology, including new hardware and content products and service offerings;

•	improve the performance, features, and reliability of our existing products and services, particularly in response to changes in consumer preferences, technological changes, and competitive offerings; and

•	bring technology to the market quickly at cost-effective prices.

If we do not compete successfully in developing new products and keep pace with rapid technological change, we will be unable to achieve profitability or sustain a meaningful market position.

We may not be successful in developing and marketing new products and services that respond to technological and competitive developments, changing customer needs, and consumer preferences. We may have to incur substantial costs to modify or adapt our products or services to respond to these developments, customer needs, and changing preferences. We must be able to incorporate new technologies into the products we design and develop in order to address the increasingly complex and varied needs of our customer base. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

We receive a significant portion of our revenues from a single customer, and any decrease in the amount of business from that customer could materially and adversely affect our cash flow and revenue.

For the year ended December 31, 2013, Buffalo Wild Wings together with its franchisees accounted for approximately 32%, or $7,648,000, of our total revenue. As of that date, approximately $259,000 was included in accounts receivable. If Buffalo Wild Wings, a significant number of its franchisees, or any other customer who may in the future represent a significant portion of our revenue breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

A disruption in the supply of equipment could negatively impact our subscriptions and revenue.

The tablet used in our BEOND product line is manufactured by one unaffiliated third party, and we do not currently have an alternative device to this tablet. We purchase the tablet from unaffiliated third parties, and we purchase the cases and charging trays for such tablets from an unaffiliated manufacturer located in China. We currently purchase our Classic playmakers from an unaffiliated manufacturer located in Taiwan. We currently do not have an alternative source of supply for any of this equipment.   If these sole manufacturers and/or suppliers are delayed, become unavailable, have product quality issues, or shortages occur, we may be unable to timely obtain replacement equipment, which, in turn could hurt our customer loyalty, cause subscription cancellations, and reduce our revenue. If our manufacturers and/or suppliers were to go out of business or otherwise become unable to meet our needs for reliable equipment, the process of locating and qualifying alternate sources could take months, during which time our production could be delayed, and may, in some cases, require us to redesign our products and systems. Such delays and potentially costly re-sourcing and redesign could have a material adverse effect on our business, operating results, and financial condition.

If we do not adequately protect our proprietary rights and intellectual property or we are subjected to intellectual property claims by others, our business could be seriously damaged.

We rely on a combination of trademarks, copyrights, patents, and trade secret laws to protect our proprietary rights in our products. We have a small number of patents and patent applications pending in jurisdictions related to our business activities. Our pending patent applications and any future applications might not be approved. Moreover, our patents might not provide us with competitive advantages. Third parties might challenge our patents or trademarks or attempt to use infringing technologies or brands which could harm our ability to compete and reduce our revenues, as well as create significant litigation expense. In addition, patents and trademarks held by third parties might have an adverse effect on our ability to do business and could likewise result in significant litigation expense. Furthermore, third parties might independently develop similar products, duplicate our products or, to the extent patents are issued to us, design around those patents. Others may have filed and, in the future may file, patent applications that are similar or identical to ours. Such third-party patent applications might have priority over our patent applications. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such interference proceedings could result in substantial cost to us.

We believe that the success of our business also depends on such factors as the technical expertise and innovative capabilities of our employees. It is our policy that all employees and consultants sign non-disclosure agreements and assignment of invention agreements. Our competitors, former employees, and consultants may, however, misappropriate our technology or independently develop technologies that are as good as or better than ours. Our competitors may also challenge or circumvent our proprietary rights. If we have to initiate or defend against an infringement claim to protect our proprietary rights, the litigation over any such claim could be time-consuming and costly to us, adversely affecting our financial condition.

From time to time, we hire or retain employees or consultants who may have worked for other companies developing products similar to those that we offer. These other companies may claim that our products are based on their products and that we have misappropriated their intellectual property. Any such claim could cause us to incur substantial costs, which in turn could materially adversely affect our business.

We may be liable for the content and services we make available on our Buzztime network and the internet.

We make content and entertainment services available on our Buzztime network and the internet which includes games and game content, software, and a variety of other entertainment content. The availability of this content and services and our branding could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, or copyright or trademark infringement. We could also be exposed to liability for third-party content accessed through the links from our websites to other websites. Federal laws may limit, but not eliminate, our liability for linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with certain statutory requirements. We may incur costs to defend against claims related to either our own content or that of third parties, and our financial condition could be materially adversely affected if we are found liable for information that we make available. Implementing measures to reduce our exposure may require us to spend substantial resources and may limit the attractiveness of our services to users which would impair our profitability and harm our business operations.

Our cash flow may not cover current capital needs and we may need to raise additional funds in the future.  Such funds may not be available on favorable terms or at all and, if available, may dilute current stockholders.

Our capital requirements will depend on many factors, including:

•	our ability to generate cash from operating activities;

•	acceptance of, and demand for, our interactive games and entertainment;

•	the costs of developing and implementing our BEOND technology platform and product line;

•	the costs of developing new entertainment content, products, or technology or expanding our offering to new media platforms such as the internet and mobile phones;

•	the extent to which we invest in the creation of new entertainment content and new technology; and

•	the number and timing of acquisitions and other strategic transactions, if any.

In addition, in order to fully execute on our strategic initiatives discussed above under the section entitled “Our Strategy,” we believe we will likely require additional funding.

If we need to raise additional funds in the future, such funds may not be available on favorable terms, or at all.  Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders.  If we cannot raise funds on acceptable terms, or at all, we may not be able to continue to develop and implement our BEOND technology platform and product line, develop or enhance our other products and services, successfully execute our business plan or any or all of our strategic initiatives, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

We have experienced significant losses, and we may incur significant losses in the future.

We have a history of significant losses, including net losses of $1,053,000 and $995,000 for the years ended December 31, 2013 and 2012, respectively, and an accumulated deficit of $112,799,000 as of December 31, 2013. We may also incur future operating and net losses, due in part to expenditures required to continue to implement our business strategies, including the continued development and implementation of our BEOND technology platform and product line. Despite significant expenditures, we may not be able to achieve or maintain profitability. Moreover, even if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter and year to year.

We may not be able to significantly grow our subscription revenue and implement our other business strategies.

Our success depends on our ability to increase market awareness and encourage the adoption of the Buzztime brand and our Buzztime network among hospitality venues such as restaurants, sports bars, taverns and pubs, and within the interactive game player community. Our success also depends on our ability to improve customer retention. We may not be able to leverage our resources to expand awareness of and demand for our Buzztime network. In addition, our efforts to improve our game platform and content may not succeed in generating additional demand for our products or in strengthening the loyalty and retention of our existing customers. The degree of market adoption of our Buzztime network will depend on many factors, including consumer preferences, the availability and quality of competing products and services, and our ability to leverage our brand.

Our success also depends on our ability to implement our other business strategies, which include developing our BEOND platform that allows for consumer play across the digital platform, developing our premium entertainment services and payment capabilities that allow us to monetize the consumer, developing dynamic menuing and POS integration competency, and growing our marketing services and sponsorship revenues. Implementing these strategies will require us to dedicate significant resources to, among other things, fully developing and implementing our BEOND technology platform and product line, expanding our other product offerings, customizing our products and services to meet the unique needs of select accounts, and expanding and improving our marketing services and promotional efforts. We may be unable to implement these strategies as currently planned.

Our products and services are subject to government regulations that may restrict our operations or cause demand for our products to decline significantly.

We are subject not only to laws and regulations applicable to businesses generally, but also to laws and regulations that apply specifically to the interactive television products and game industries. In the area of interactive television products, state and federal governments may adopt a number of laws and regulations governing any of the following areas:

•	gaming, lottery, and alcohol beverage control regulations;

•	user privacy;

•	copyrights;

•	consumer protection;

•	media distribution of specific material or content; and

•	the characteristics and quality of interactive television products and services.

In addition, we operate games of chance and, in some instances, award prizes. These games are regulated in many jurisdictions. The selection of prizewinners is sometimes based on chance, although none of our games of chance require or are intended to involve payments, betting or any other exchange of actual value. We also operate interactive card games, such as Texas Hold'em poker and Blackjack.  These card games are restricted in several jurisdictions. The laws and regulations that govern these games vary from jurisdiction to jurisdiction, and these games are subject to legislative and regulatory changes and to law enforcement discretion in all of the jurisdictions in which we offer our games. We may find it necessary to eliminate, modify, suspend, or cancel certain features of our products (including the games we offer) in certain jurisdictions based on changes in law, regulations, or law enforcement discretion, which could result in additional development costs and/or the loss of customers and revenue.

Communication or other system failures could result in the cancellation of subscribers and a decrease in our revenues.

We rely on continuous operation of our information technology and communications systems, and those of a variety of third parties, to communicate with and to distribute our services to the locations of our Buzztime network subscribers.  We currently transmit our data to our subscribers via broadband internet connections including telephone and cable TV networks.  Both our communications systems and those of third parties on which we rely are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, storms, fires, power loss, telecommunications and other network failures, equipment failures, computer viruses, computer denial of service or other attacks, and other causes. These systems are also subject to break-ins, sabotage, vandalism, and to other disruptions, for example if we or the operators of these systems and system facilities have financial difficulties.  Some of our systems are not fully redundant, and our system protections and disaster recovery plans cannot prevent all outages, errors, or data losses. In addition, our services and systems are highly technical and complex and may contain errors or other vulnerabilities. Any errors or vulnerabilities in our products and services, damage to or failure of our systems, any natural or man-made disaster, a decision to close a facility we are using without adequate notice for financial or other reasons, or other unanticipated problems at our facilities or those of a third party, could result in lengthy interruptions in our service to one or more of our subscribers, which could reduce our revenues and cash flow, and damage our brand.  Any interruption in communications or failure of proper hardware or software function at our or our subscribers' locations could also decrease customer loyalty and satisfaction and result in a cancellation of our services.

Our management turnover creates uncertainties.

We have experienced significant changes in our senior management team over the past several years.  Jeff Berg, our Chairman of the Board, has served as our Interim Chief Executive Officer since June 2012. Before his appointment, we had four different individuals and an interim committee serve as our chief executive officer or perform the functions of a chief executive between November 2008 and June 2012, two of whom served for 13 months or less.  Because of our recent financial and stock performance, geographic location, and other business factors in a relatively small industry, we face substantial challenges in attracting and retaining experienced senior executives.  Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team.  Changes to strategic or operating goals with the appointment of new executives may themselves prove to be disruptive. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of our operations and due to cultural differences and friction that may result from changes in strategy and style.  Without consistent and experienced leadership, customers, employees, creditors, stockholders, and others may lose confidence in us.

Our success depends on our ability to recruit and retain skilled professionals for our business.

Our business requires experienced programmers, creative designers, application developers, and sales and marketing personnel. Our success will depend on identifying, hiring, training, and retaining such experienced and knowledgeable professionals. We must recruit and retain talented professionals in order for our business to grow. There is significant competition for the individuals with the skills required to develop the products and perform the services we offer. We may be unable to attract a sufficient number of qualified individuals in the future to sustain and grow our business, and we may not be successful in motivating and retaining the individuals we are able to attract. If we cannot attract, motivate, and retain qualified technical and sales and marketing professionals, our business, financial condition, and results of operations will suffer.

We may face exposure on sales and use taxes in various states.

From time to time, state tax authorities have made and other states will make inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those states. Many states are expanding their interpretation of their sales and use tax statutes to subject more activities to tax. While in the past, the sales and use tax assessments we have paid have not had a significant adverse effect on our operations, such assessments may increase in the future and could adversely affect our operations.

We have incurred significant net operating loss carryforwards that likely we will be unable to use.

As of December 31, 2013, we had federal income tax net operating loss, or NOL, carryforwards of approximately $55.6 million, which begin to expire in 2017.  As of December 31, 2013, we had state income tax NOL carryforwards of approximately $21.4 million, portions of which will expire in 2014 and continue expiring thereafter. We believe that our ability to utilize our NOL carryforwards may be substantially restricted by the passage of time and the limitations of Section 382 of the Internal Revenue Code, which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these Section 382 limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available NOL carryforwards. We have established a full valuation allowance for substantially all of our deferred tax assets, including the NOL carryforwards, since we do not believe we are likely to generate future taxable income to realize these assets.

Foreign currency exchange rate fluctuations, trade barriers and other risks associated with operating our business in foreign countries could harm our business.

We operate the Buzztime network in the U.S. and in Canada. Since service fees and operating expenses from our Canadian subsidiary are recognized in its local currency, our financial position and results of operations could be significantly affected by large fluctuations in foreign currency exchange rates or by weak economic conditions in Canada. To the extent we attempt to expand our sales efforts in other international markets, we may also face difficulties in staffing and managing foreign operations, longer payment cycles, problems with collecting accounts receivable, increased risks of piracy, and limits on our ability to enforce our intellectual property rights. If we are unable to adequately address the risks of doing business abroad, our business, financial condition, and results of operations may be harmed.

We and our third parties manage secure data and are subject to cybersecurity risks and incidents.

Our business involves storing and transmitting our network subscribers’ payment information as well as certain personal information of the consumers of our network subscribers (such as name, date of birth, and email address). In the future, we may store and transmit additional personal information of the consumers of our network subscribers, particularly as the services of the BEOND platform become more advanced to include POS integration. Protecting this secure data is vitally important to us. While we have implemented measures to prevent security breaches and cyber incidents, any failure of these measures and any failure of third parties that assist us in managing our secure data could materially adversely affect our business, financial condition, and results of operations.

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

In addition, the NYSE MKT will normally consider suspending dealings in, or delisting, securities of an issuer which has stockholders' equity of less than $6,000,000 if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Although our stockholders' equity increased from $7.9 million as of December 31, 2012 to $9.2 million as of December 31, 2013, we had losses from continuing operations and/or net losses in each of our five most recent fiscal years.

If we are unable to comply with the NYSE MKT continued listing requirements, including its trading price requirements, our common stock may be suspended from trading on and/or delisted from the NYSE MKT. Alternatively, in order to avoid delisting for having a low trading price for a substantial period, we may be required to effect a reverse split of our common stock. The delisting of our common stock for whatever reason may materially impair our stockholders' ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices.

In a private placement we completed in November 2013, we issued 6,000,000 shares of our common stock and warrants to purchase 3,600,000 shares of our common stock at an exercise price of $0.40 per share. A registration statement registering the resale of the shares of our common stock issued and issuable upon exercise of the warrants we issued in such financing is currently effective, and we are obligated to use commercially reasonable efforts to maintain such registration statement continuously effective until all such registered shares have been sold.

In addition, since 2009, in connection with acquisitions, we issued (directly or upon the exercise of warrants issued in connection with such acquisitions) an aggregate of approximately 2,798,000 shares of our common stock. As of December 31, 2013, there were outstanding warrants to purchase an aggregate of 6,600,000 shares of common stock at exercise prices ranging from $0.40 to $1.50 per share (including the warrants to purchase 3,600,000 shares we issued in our November 2013 private placement). In addition, as of December 31, 2013, there were 156,000 shares of our Series A Preferred Stock outstanding. The holders of such shares may elect to convert them into shares of our common stock at any time. Based on the current conversion price, we would issue approximately 485,000 shares of our common stock if all of the outstanding shares of our Series A Preferred Stock were so converted. Generally, all of the shares of common stock we issued in connection with the acquisitions, the shares we may issue upon exercise of warrants and the shares of common stock we may issue upon conversion of the Series A Preferred Stock may be sold under Rule 144 of the Securities Act of 1933, subject to any applicable holding period with respect to the shares issued upon exercise of warrants the exercise price of which is paid with cash.

As of December 31, 2013, there were also approximately 2,664,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.14 to $3.33 per share, and 187,000 shares of common stock reserved for issuance upon the settlement of outstanding restricted stock units. A registration statement registering such shares of common stock is currently effective.

Accordingly, a significant number of such shares of our common stock could be sold at any time.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such resales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to obtain future financing. To the extent the trading price of our common stock at the time of exercise of any of our outstanding options or warrants exceeds their exercise price, such exercise will have a dilutive effect on our stockholders.

Raising additional capital may cause dilution to our existing stockholders and may restrict our operations.

We may raise additional capital at any time and may do so through one or more financing alternatives, including public or private sales of equity or debt securities directly to investors or through underwriters or placement agents. We currently have a shelf registration statement on file under which we could sell up to $25 million worth of securities. Raising capital through the issuance of common stock (or securities convertible into or exchangeable or exercisable for shares of our common stock) may depress the market price of our stock and may substantially dilute our existing stockholders. In addition, our board of directors may issue preferred stock with rights, preferences and privileges that are senior to those of the holders of our common stock. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

Our charter contains provisions that may hinder or prevent a change in control of our company, which could result in our inability to approve a change in control and potentially receive a premium over the current market value of your stock.

Certain provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of us, even if such a change in control would benefit our stockholders, or to make changes in our board of directors. For example, our certificate of incorporation (i) prohibits stockholders from filling vacancies on our board of directors, calling special stockholder meetings, or taking action by written consent, and (ii) requires a supermajority vote of at least 80% of the total voting power of our outstanding shares, voting together as a single class, to remove our directors from office or to amend provisions relating to stockholders taking action by written consent or calling special stockholder meetings.

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

ITEM 2.     Properties

We lease approximately 28,000 square feet of office space in Carlsbad, California. The term of the lease is from June 2011 through November 2018, and we are entitled to renew the lease for an additional five-year extension. We also lease approximately 7,500 square feet of warehouse space in Hilliard, Ohio. The term of this lease is from May 2013 through April 2017. The facilities that we lease are suitable for our current needs and are considered adequate to support expected growth.

ITEM 3.     Legal Proceedings

From time to time, we become subject to legal proceedings and claims, both asserted and unasserted, that arise in the ordinary course of business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict. An unfavorable resolution of one or more legal proceedings could materially adversely affect our business, results of operations, or financial condition. In addition, defending any claim requires resources, including cash to pay legal fees and expenses, and our limited financial resources could severely impact our ability to defend any such claim.

Also from time to time, state and provincial tax agencies have made, and we anticipate will make in the future, inquiries as to whether our service offerings are subject to taxation in their jurisdictions. Many states have expanded their interpretation of their sales and use tax statutes, which generally had the effect of increasing the scope of activities that may be subject to such statutes. We evaluate inquiries from state and provincial tax agencies on a case-by-case basis and have favorably resolved the majority of these inquiries in the past, though we can give no assurances as to our ability to favorably resolve such inquiries in the future. Any such inquiry could, if not resolved favorably to us, materially adversely affect our business, results of operations, or financial condition.

We are currently involved in sales tax inquiries with certain states and provinces. As a result of those inquiries, we recorded a total net liability of $27,000 and $70,000 as of December 31, 2013 and 2012, respectively, with respect to tax assessments to which we may be subject as a result of such inquiries. Based on the guidance set forth by the Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) No. 450, Contingencies, we deemed the likelihood that we will be required to pay all or part of these assessments as reasonably possible. During the year ended December 31, 2012, we prevailed in one state tax inquiry, resulting in a reversal of the liability of approximately $425,000.

ITEM 4.     Mine Safety Disclosures

Not Applicable

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE MKT under the symbol “NTN.” Set forth below are the high and low sales prices for the common stock for the two most recent fiscal years:

	High	Low
Year Ended December 31, 2013
First Quarter	$0.28	$0.19
Second Quarter	$0.43	$0.24
Third Quarter	$0.49	$0.33
Fourth Quarter	$0.84	$0.36

	High	Low
Year Ended December 31, 2012
First Quarter	$0.28	$0.20
Second Quarter	$0.25	$0.13
Third Quarter	$0.23	$0.13
Fourth Quarter	$0.23	$0.18

On March 26, 2014, the closing price for our common stock as reported on the NYSE MKT was $0.72 and there were approximately 904 holders of record.

To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of our Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for our growth. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

We have 156,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or in shares of our common stock. In 2013, we issued approximately 35,000 shares of our common stock for payment of these dividends.

ITEM 6.     Selected Financial Data

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information otherwise required by this item.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to maintain an adequate supply of the tablet and related equipment used in our BEOND product line, (5) our ability to adequately protect our proprietary rights and intellectual property, (6) our ability to raise additional funds in the future, if necessary, on favorable terms, (7) our ability to significantly grow our subscription revenue and implement our other business strategies, and (8) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of this report and described in other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report.

Overview

We provide an entertainment and marketing services platform for hospitality venues that offer games, events, and entertainment experiences to their consumers. Our interactive entertainment network helps our network subscribers to acquire, engage and retain their consumers. Built on an extended network platform, this entertainment system has historically allowed multiple players to interact at the venue, but also enables competition between different venues, referred to as massively multiplayer gaming. We have been embarking on a complete change of our network architecture, technology platform and player engagement paradigms, which we currently refer to as Buzztime Entertainment On Demand, or BEOND (formerly referred to as “Next-Gen”). We continue to support our legacy network product line, which we refer to as Classic.

We currently generate revenue by charging subscription fees for our service to our network subscribers, leasing equipment (including tablets used in our BEOND line and the cases and charging trays for such tablets) to certain network subscribers, hosting live trivia events, and from selling advertising aired on in-venue screens and part of customized games. Beginning in 2014, we expect to generate revenue directly from the consumers of our network subscribers by offering premium products via our BEOND platform in addition to offering the games that we have historically provided to these consumers for free.

Currently, approximately 3,200 venues in the U.S. and Canada subscribe to our interactive entertainment network,, where we estimate it is available on approximately 10,000-15,000 screens daily. We currently have over four million player registrations, and over 50 million of our games are played each year. Additionally, our mobile application has been installed on over one million consumer mobile devices. Approximately 42% of our network subscriber venues are related to national and regional restaurants and include Buffalo Wild Wings, Old Chicago, Beef O’Brady’s, Black Angus, Boston Pizza, Buffalo Wings & Rings, Houlihan’s, Native New Yorker and Hooters.

Results of Operations

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

We generated a net loss of $1,053,000 for the year ended December 31, 2013, compared to net loss of $995,000 for the year ended December 31, 2012.

Revenue

We recognize revenue from recurring service fees earned from our Buzztime network subscribers, Stump! Trivia events, advertising revenues, leased equipment and distribution and licensing fees from our Buzztime-branded content delivered primarily through our interactive consumer platforms.

Revenue decreased $315,000, or 1%, to $23,749,000 for the year ended December 31, 2013 from $24,064,000 for the year ended December 31, 2012 due primarily to a decrease of $2,221,000 of subscription revenue resulting from lower average site count of our Buzztime network subscribers and lower average revenue per site, offset by increased equipment lease revenue under sales-type lease arrangements of $1,694,000 and increased advertising revenue of $199,000. Comparative site count information for the Buzztime network is as follows:

	Network Subscribers as of December 31,
	2013	2012
United States	3,015	3,416
Canada	189	222
Total	3,204	3,638

Geographic breakdown of our ending site count for the Buzztime network is as follows:

	Network Subscriber Activity as of December 31,
	2013	2012
Site Count - Beginning of Period	3,638	3,932
Installations	395	602
Terminations	(829)	(896)
Site Count - End of Period	3,204	3,638
Churn Percentage	24.2%	23.7%

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the years ended December 31, 2013 and 2012:

	For the years ended December 31,
	2013	2012
Revenues	$23,749,000	$24,064,000
Direct Costs	7,686,000	6,157,000
Gross Margin	$16,063,000	$17,907,000

Gross Margin Percentage	68%	74%

Gross margin as a percentage of revenue decreased to 68% for the year ended December 31, 2013 compared to 74% in the prior year. Direct costs increased $1,529,000, or 25%, to $7,686,000 for the year ended December 31, 2013 as compared to $6,157,000 for the prior year period. The increase in direct costs was primarily due to increased equipment expense under sales-type lease arrangements of $1,553,000, increased license fees of $100,000 related primarily to content, increased freight expense of $86,000, and increased revenue share expense of $20,000, offset by decreased service provider fees of $173,000 due to fewer installations and technical service calls and decreased direct payroll compensation of $67,000 primarily due to reduced wages.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1,799,000, or 10%, to $16,449,000 for the year ended December 31, 2013 from $18,248,000 for the prior year period. The decrease was due to decreased payroll and related expense of $1,528,000 primarily due to a decrease in employee salary expense, decreased incentive compensation and decreased severance expense, decreased marketing expenses of $325,000, decreased travel expense of $307,000, decreased service fees of $221,000 primarily due to shifting the expense of managing our warehouse from a third party to hiring employees to manage the warehouse operations, decreased bad debt expense of $84,000, decreased membership fees of $47,000 related to the non-renewal of an industry association membership, and decreased net miscellaneous expenses of $96,000. These decreases were offset by increased consulting fees of $160,000, increased write-offs of software development costs, and a non-reoccurring favorable outcome of a sales tax assessment recognized in 2012.

Depreciation and Amortization

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) increased $12,000 to $733,000 for the year ended December 31, 2013 from $721,000 for 2012 primarily due to increased amortization expense of $42,000 related to acquired assets, offset by decreased expense of $30,000 due to other assets becoming fully depreciated.

Other Income (Expense), Net

Other income (expense), net changed from $16,000 of other net expense during the year ended December 31, 2012 to $112,000 of other net income for the year ended December 31, 2013. This change was primarily due to increased income recognized from a sublease, increased foreign currency exchange gains related to the operations of our Canadian subsidiary, and decreased interest expense.

Income Taxes

We expect to incur state income tax liability in 2013 related to our U.S. operations. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. For the year ended December 31, 2013, we recorded a net tax provision of $46,000. For the year ended December 31, 2012, we recorded a net tax benefit of approximately $83,000 due to recognizing certain state tax credit carryforwards.

At December 31, 2013, we had net operating loss, or NOL, carryforwards of approximately $55,581,000 and $21,401,000 for federal and state income tax purposes, respectively. There can be no assurance that we will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses.  Further, Section 382 of the Internal Revenue Code imposes limits on the ability to use NOL carryforwards that existed prior to a change in control to offset future taxable income. We completed a Section 382 analysis for the period from January 1, 1992 through December 31, 2013 and determined that we do not expect to be limited in regards to utilizing the total NOL carryforwards that existed as of December 31, 2013, provided we generate sufficient future earnings prior to the expiration of the NOL, and that future changes in ownership do not trigger a Section 382 limitation. We have established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets. In addition, we have approximately $207,000 of state tax credit tax carryforwards that expire in the years 2014 through 2026.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the years ended December 31,
	2013	2012
Net income (loss) per GAAP	$(1,053,000)	$(995,000)
Interest expense, net	23,000	41,000
Depreciation and amortization	2,849,000	2,879,000
Income tax (benefit) provision	46,000	(83,000)
EBITDA	$1,865,000	$1,842,000

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $5,455,000 compared to cash and cash equivalents of $2,721,000 as of December 31, 2012.

In November 2013, we completed a private placement of units (consisting of shares of common stock and warrants to purchase shares of common stock) to accredited investors. The purchase price of each unit was $0.40 for gross proceeds of $2,400,000. In the aggregate, we issued 6,000,000 shares of common stock and warrants to purchase 3,600,000 shares. The warrants have an exercise price of $0.40 per share and are exercisable beginning on the six-month anniversary of the issuance date and expire on the five-year anniversary of the issuance date.

We have a credit facility with a lender under which we may borrow up to $3,000,000 for the purchase of certain capital equipment. Through December 31, 2013, we borrowed approximately $1,623,000. As of December 31, 2013, $1,564,000 remained outstanding, which reflects payments made through December 31, 2013.

We believe existing cash and cash equivalents, funds generated from operations, the remaining availability on our credit facility, and the proceeds received from the private placement completed in November 2013 will be sufficient to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months. In order to increase the likelihood that we will be able to successfully execute our operating and strategic plan and to position the company to better take advantage of market opportunities and opportunities for growth, we are evaluating additional financing alternatives, including raising additional capital through public or private equity or debt financing directly to investors or through underwriters or placement agents. If net cash provided by operating activities and our cash and cash equivalents on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets, or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of December 31, 2013, we had working capital (current assets in excess of current liabilities) of $4,310,000 compared to working capital of $841,000 as of December 31, 2012. The following table shows our change in working capital from December 31, 2012 to December 31, 2013.

Increase (Decrease)
Working capital as of December 31, 2012	$841,000
Changes in current assets:
Cash and cash equivalents	2,734,000
Accounts receivable, net of allowance	31,000
Prepaid expenses and other current assets	924,000
Total current assets	3,689,000
Changes in current liabilities:
Accounts payable	4,000
Accrued compensation	49,000
Accrued expenses	122,000
Sales taxes payable	(16,000)
Income taxes payable	2,000
Notes payable	590,000
Obligations under capital lease	(75,000)
Deferred revenue	(326,000)
Other current liabilities	(130,000)
Total current liabilities	220,000
Net change in working capital	3,469,000
Working capital as of December 31, 2013	$4,310,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the years ended December 31,
	2013	2012
Cash provided by (used in):
Operating activities	$1,493,000	$2,156,000
Investing activities	(2,449,000)	(2,777,000)
Financing activities	3,750,000	1,952,000
Effect of exchange rates	(60,000)	16,000
Net increase in cash and cash equivalents	$2,734,000	$1,347,000

Net cash provided by operating activities. We are dependent on cash flows from operations to meet our cash requirements. Net cash generated from operating activities was $1,493,000 for the year ended December 31, 2013 compared to net cash generated from operating activities of $2,156,000 for 2012. The $663,000 decrease in cash provided by operations was primarily due to a decrease of $705,000 in cash provided by operating assets and liabilities during the year ended December 31, 2013 compared to 2012, offset by a decrease in net loss of $42,000, after giving effect to adjustments made for non-cash transactions.

Our largest use of cash is payroll and related costs. Cash used related to payroll decreased $1,347,000 to $10,035,000 for the year ended December 31, 2013 from $11,382,000 during 2012 due primarily to decreased employee salaries, incentive compensation, and severance expense. Cash received from customers decreased $456,000 to $24,796,000 for the year ended December 31, 2013 from $25,252,000 during the same period in 2012 primarily due to a decrease in the number of Buzztime network subscribers.

Net cash used in investing activities. We used $2,449,000 in cash for investing activities for the year ended December 31, 2013 compared to $2,777,000 in cash used for investing activities during 2012. The $328,000 decrease in cash used in investing activities was primarily due to a decrease in capital expenditures of $365,000 resulting from fewer field equipment purchases during 2013 and to the fact that during 2012 we used approximately $110,000 related to the acquisition of Stump! Trivia and there was no similar use in 2013. These decreases were offset by an increase in capitalized software development activities of $147,000.

Net cash provided by financing activities. Net cash provided by financing activities increased $1,798,000 to $3,750,000 for the year ended December 31, 2013 compared to net cash used in financing activities of $1,952,000 for 2012. The increase in cash provided by financing activities was primarily due to proceeds received from the issuance of notes payable of $1,607,000 and decreased payments on capital leases of $218,000. These increases in cash provided by financing activities were offset by increased cash used in financing activities of $45,000 for principal payments on notes payable and $15,000 for tax withholding related to the net-share settlement of restricted stock units. Net cash provided by financing activities was also impacted by net proceeds received from a private placement of $2,342,000 during the year ended 2013 compared to net proceeds received from a rights offering of $2,310,000 during the year ended 2012.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of broadcast equipment, allowance for doubtful accounts, investments, intangible assets, and contingencies. We base our estimates on a combination of historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

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

We incur a relatively significant level of depreciation expense in relation to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices and associated electronics and the computers located at our customer’s sites. Our Classic Playmakers are depreciated over a five-year life, our BEOND Playmakers are depreciated over a three-year life and the associated electronics and computers are depreciated over two to four years. The depreciable life of these assets was determined based on the shorter of the contractual capital lease period or their estimated useful life, which considers anticipated technology changes. If our Playmakers and associated electronics and the computers turn out to have longer lives, on average, than estimated, our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and associated electronics and the computers turn out to have shorter lives, on average, than estimated, our depreciation expense would be significantly increased in those future periods.

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are assessed quarterly for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. If after assessing the totality of events or circumstances we determine it is not more likely than not that the goodwill is less than its carrying amount, then performing the two-step impairment test outlined in ASC No. 350 is unnecessary. During the years ended December 31, 2013 and 2012, we performed the annual qualitative assessment of our goodwill related to NTN Canada, Inc., and determined that there were no indications of impairment.

ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, we assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. We performed our annual review of our other intangible assets and determined that there were no indications of impairment for the years ended December 31, 2013 and 2012.

Purchase Accounting – We account for acquisitions pursuant to ASC No. 805, Business Combinations. We record all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values. During the year ended December 31, 2012, we entered into two immaterial asset acquisitions. The purchase price allocation for the asset acquisition of Interactive Hospitality and Panel Media Group were final as of December 31, 2012. There were no acquisitions during the year ended December 31, 2013.

Assessments of Functional Currencies—The United States dollar is our functional currency, except for our operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of our foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of our subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2013 and 2012, we recorded $24,000 of foreign currency transaction gains and $20,000 in foreign currency transaction losses, respectively, due to settlements of intercompany transactions and re-measurement of intercompany balances with our Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income in the accompanying statements of operations. Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2013, the net impact to our results of operations from the effect of exchange rate fluctuations was immaterial when compared to the exchange rates for the year ended December 31, 2012.

Revenue Recognition—We recognize revenue from recurring service fees earned from our network subscribers, Stump! Trivia events, advertising revenues, leased equipment and distribution and licensing fees from our Buzztime-branded content delivered primarily through our interactive consumer platforms. To the extent these arrangements contain multiple deliverables, we evaluate the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. Arrangements for the transmission of our Buzztime network contain two deliverables: the installation of equipment and the transmission of our network content for which we receive monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting. Therefore, for our Classic product, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship. Because deployment of our BEOND system is so new, we have not yet established an estimated life of a BEOND customer, and therefore, we are deferring and recognizing installation fees as revenue on a straight-line basis over the customer contract term. All installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

In addition, the direct expenses of the installation, commissions, setup and training are being deferred and amortized on a straight-line basis and are classified as deferred costs on the accompanying consolidated balance sheets. For these direct expenses that are associated with our Classic product, the amortization period approximates the estimated life of the customer relationship for deferred direct costs that are of an amount that is less than or equal to the deferred revenue for the related contract. For costs that exceed the deferred revenue, the amortization period is the initial term of the contract, in accordance with ASC No. 605, which is generally one year. For direct costs associated with our BEOND product, the amortization period approximates the life of the contract.

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

We have arrangements with certain third parties to share the revenue generated from some of our products and services. We evaluate recognition of the associated revenue in accordance with ASC No. 605-45, Revenue Recognition, Principal Agent Considerations. When indicators suggest that we are functioning as a principal, we record revenue gross and the corresponding amounts paid to third parties are recorded as direct expense. Conversely, when indicators suggest that we are functioning as an agent, we record revenue net of amounts paid to third parties.

Software Development Costs—We capitalize costs related to the development of certain software products in accordance with ASC No. 350. Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $864,000 and $650,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, approximately $934,000 and $156,000, respectively, of capitalized software costs was not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the years ended December 31, 2013 and 2012, and determined to abandon various software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $230,000 and $7,000 was recognized for the years ended December 31, 2013 and 2012, respectively, which was included in our selling, general and administrative expenses.

Stock Based Compensation—We estimate the fair value of our stock options using a Black-Scholes option pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation and ASC No. 505-50, Equity – Equity-Based Payments to Non-Employees. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for share-based payment awards to employees is recognized using the straight-line single-option method. Stock-based compensation expense for share-based payment awards to non-employees is recorded at its fair value on the grant date and is periodically re-measured as the underlying awards vest. Stock-based compensation expense is reported as selling, general and administrative based upon the departments to which substantially all of the associated employees report.

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

The following weighted average assumptions were used for grants issued during 2013 and 2012 under the ASC No. 718 requirements:

	2013	2012
Weighted average risk-free rate	0.60%	0.53%
Weighted average volatility	79.82%	95.21%
Dividend yield	0.00%	0.00%
Expected life	4.80 years	5.71 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. Stock-based compensation expense for employees for the years ended December 31, 2013 and 2012 was $132,000 and $185,000, respectively, and is expensed in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

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

Segment Reporting - In accordance with ASC No. 280, Segment Reporting, we have determined that we operate as one operating segment. Decisions regarding our overall operating performance and allocation of our resources are assessed on a consolidated basis.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740). This update improves the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for us is January 1, 2014. We do not anticipate that adopting this update will have a material impact on our consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting. This update addresses the requirements and methods of applying the liquidation basis of accounting and the disclosure requirements within ASC Topic 205 for the purpose of providing consistency among liquidating entities reporting under U.S. GAAP. Generally, this update provides guidance for the preparation of financial statements and disclosures when liquidation is imminent. This update is effective for periods beginning after December 15, 2013, which for us is January 1, 2014. We do not anticipate that adopting this update will have a material impact on our consolidated financial statements.

In March 2013, FASB issued ASU No. 2013-05, Foreign Currency Matters. The amendments in this update resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This update is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, which for us is January 1, 2014. We do not anticipate that adopting this update will have a material impact on our consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B.     Other Information

Not Applicable.

PART III

ITEM 10.     Directors, Executive Officers and Corporate Governance

Information responsive to this Item will be included in our definitive proxy statement relating to our 2014 annual meeting of stockholders to be filed by us with the Securities and Exchange Commission no later than 120 days after the close of our fiscal year ended December 31, 2013 (the “Proxy Statement”) and is incorporated herein by reference.

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

PART IV

ITEM 15.     Exhibits, Consolidated Financial Statement Schedules

(a) The following documents are filed as a part of this report:

Consolidated Financial Statements. The consolidated financial statements of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” on page F-1.

Financial Statement Schedules. None

Exhibits. The following exhibits are filed or furnished as a part of this report:

INDEX TO EXHIBITS

Exhibit	Description	Incorporation By Reference
2.1	Asset Purchase Agreement dated October 5, 2011 between NTN Buzztime, Inc. and Trailside Entertainment Corporation	Previously filed as an exhibit to the registrant’s on Form 10-K filed on March 30, 2012.
2.2	Asset Purchase Agreement dated May 11, 2009 between NTN Buzztime, Inc. and Instant Access Media, LLC	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on May 15, 2009 and incorporated by reference.
2.3	Asset Purchase Agreement dated April 24, 2009 between NTN Buzztime, Inc. and iSports Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 31, 2009 and incorporated herein by reference.
3.1	Restated Certificate of Incorporation	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
3.3	Bylaws of the Company, as amended	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 26, 2008 and incorporated herein by reference.
4.1	Specimen Common Stock Certificate	Previously filed as an exhibit to the registrant’s registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.
4.2	Form of Common Stock Purchase Warrant issued on May 11, 2009 by and between NTN Buzztime, Inc. and Instant Access Media, LLC	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 31, 2009 and incorporated herein by reference.
4.3	Form of warrant issued on November 12, 2013	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 13, 2013 and incorporated herein by reference.
10.1(a)*	2004 Performance Incentive Plan	Previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed by the registrant on September 3, 2004 and incorporated herein by reference.
10.1(b)*	Form of Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.
10.1(c)*	Form of Non-Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.
10.1(d)*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

Exhibit	Description	Incorporation By Reference
10.1(e)*	Form of Initial Director Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.
10.1(f)*	Form of Annual Director Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.
10.1(g)*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on March 24, 2009 and incorporated herein by reference.
10.2(a)*	2010 Performance Incentive Plan	Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A filed by the registrant on April 29, 2010 and incorporated herein by reference.
10.2(b)*	Form of Incentive Stock Option Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference.
10.2(c)*	Form of Nonstatutory Stock Option Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference.
10.2(d)*	Form of Stock Unit Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on November 9, 2012 and incorporated herein by reference.
10.2(e)*	Form of Restricted Stock Grant Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 29, 2013 and incorporated herein by reference.
10.3*	Confidential Separation Agreement and General Release of all Claims, dated June 4, 2012, by and between NTN Buzztime, Inc. and Michael Bush	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on June 5, 2012 and incorporated herein by reference.
10.4(a)	Office Lease, dated February 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company Filed herewith.	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 25, 2011 and incorporated herein by reference.
10.4(b)	Confirmation of Lease Term, dated June 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 12, 2011 and incorporated herein by reference.
10.5	Master Equipment Lease dated as of September 29, 2009, by and between the Company and Data Sales Co.	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 25, 2011 and incorporated herein by reference.
10.6	Registration Rights Agreement dated as of May 11, 2009 by and between the Company and Instant Access Media, LLC et al.	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on May 15, 2009 and incorporated by reference.
10.7(a)*	Consulting Agreement, dated July 2, 2012, between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on November 9, 2012 and incorporated herein by reference.
10.7(b)*	First Amendment to Consulting Agreement, dated July 2, 2012, between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 29, 2013 and incorporated herein by reference.
10.7(c)*	Second Amendment to Consulting Agreement, dated January 11, 2013, by and between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on May 13, 2013 and incorporated herein by reference.
10.7(d)*	Third Amendment to Consulting Agreement, dated July 1, 2013, by and between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
10.7(e)*	Fourth Amendment to Consulting Agreement, dated September 27, 2013, by and between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference.
10.7(f)*	Fifth Amendment to Consulting Agreement, dated December 19, 2013, by and between NTN Buzztime, Inc. and JABAM, Inc.	Filed herewith.

Exhibit	Description	Incorporation By Reference
10.8*	Employment Agreement, dated December 31, 2012, by and between NTN Buzztime, Inc. and Barry Chandler	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 29, 2013 and incorporated herein by reference.
10.9*	Employment offer letter, dated April 14, 2013, by and between NTN Buzztime, Inc. and Kirk Nagamine	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
10.10	Securities Purchase Agreement dated November 12, 2013, by and among the registrant and the purchasers identified therein	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 13, 2013 and incorporated herein by reference.
10.11	Registration Rights agreement dated November 12, 2013, by and among the registrant and the purchasers identified therein	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 13, 2013 and incorporated herein by reference.
10.12*	NTN Buzztime, Inc. 2014 Incentive Bonus Plan Chief Development Officer	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on January 6, 2014 and incorporated herein by reference.
14.1	Code of Ethics	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 29, 2013 and incorporated herein by reference.
21.1	Subsidiaries of Registrant	Filed herewith.
23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP	Filed herewith.
23.2	Consent of Mayer Hoffman McCann P.C.	Filed herewith.
24.1	Power of attorney	Included on the signatures page of this report.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

________________________

*	Management Contract or Compensatory Plan
#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NTN BUZZTIME, INC.

Dated: March 31, 2014	By:	/s/ KENDRA BERGER
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

Signature	Title	Date

/s/ Jeff Berg	Interim Chief Executive Officer, Director and	March 31, 2014
Jeff Berg	Chairman of the Board (Principal Executive Officer)

/s/ Kendra Berger	Chief Financial Officer and Accounting Officer	March 31, 2014
Kendra Berger

/s/ Mary Beth Lewis	Director	March 31, 2014
Mary Beth Lewis

/s/ Steve Mitgang	Director	March 31, 2014
Steve Mitgang

/s/ Tony Uphoff	Director	March 31, 2014
Tony Uphoff

/s/ Paul Yanover	Director	March 31, 2014
Paul Yanover

NTN BUZZTIME, INC. AND SUBSIDIARIES

(Formerly NTN Communications, Inc. and Subsidiaries)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NTN Buzztime, Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheet of NTN Buzztime, Inc. and Subsidiaries (“the Company”) as of December 31, 2013, and the related consolidated statement of operations, comprehensive loss, shareholders’ equity and cash flows for the year ended December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. and Subsidiaries as of December 31, 2013, and the results of their operations and their cash flows the year ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, CA

March 31, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NTN Buzztime, Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheet of NTN Buzztime, Inc. and Subsidiaries (“the Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the year ended December 31, 2012.  Our audit also included the financial statement schedule for the year ended December 31, 2012, listed in the Index at Item 15.  NTN Buzztime, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements and the financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. and Subsidiaries as of December 31, 2012, and the consolidated results of its operations and its cash flows the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, presents fairly, in all material respects, the information set forth therein.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

March 29, 2013

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,455	$2,721
Accounts receivable, net of allowances of $184 and $226, respectively	641	610
Prepaid expenses and other current assets (Note 3)	1,822	898
Total current assets	7,918	4,229
Broadcast equipment and fixed assets, net (Note 4)	3,237	3,783
Software development costs, net of accumulated amortization of $2,371 and $1,774, respectively	2,317	1,980
Deferred costs	562	600
Goodwill (Note 5)	1,179	1,265
Intangible assets, net (Note 5)	160	579
Other assets	84	220
Total assets	$15,457	$12,656

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$553	$549
Accrued compensation (Note 7)	647	598
Accrued expenses	660	538
Sales taxes payable	181	197
Income taxes payable	81	79
Notes payable - current portion (Note 12)	631	41
Obligations under capital lease - current portion (Note 12)	25	100
Deferred revenue	593	919
Other current liabilities	237	367
Total current liabilities	3,608	3,388
Notes payable, exluding current portion	962	29
Obligations under capital leases, excluding current portion	58	67
Deferred revenue, excluding current portion	798	188
Deferred rent	829	949
Other liabilities	–	141
Total liabilities	6,255	4,762
Commitments and contingencies (Notes 12 and 13)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at December 31, 2013 and December 31, 2012.	1	1
Common stock, $.005 par value, 168,000 and 84,000 shares authorized at December 31, 2013 and December 31, 2012, respectively; 78,649 and 71,123 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	393	355
Treasury stock, at cost, 503 shares at December 31, 2013 and December 31, 2012, respectively	(456)	(456)
Additional paid-in capital	121,432	118,956
Accumulated deficit	(112,799)	(111,730)
Accumulated other comprehensive income (Note 14)	631	768
Total shareholders' equity	9,202	7,894
Total liabilities and shareholders' equity	$15,457	$12,656

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012

Revenues	$23,749	$24,064
Operating expenses:
Direct operating costs (includes depreciation and amortization of $2,116 and $2,158, respectively)	7,686	6,157
Selling, general and administrative	16,449	18,248
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	733	721
Total operating expenses	24,868	25,126
Operating loss	(1,119)	(1,062)
Other income (expense):
Interest income	3	3
Interest expense	(26)	(44)
Other income	135	25
Total other income (expense), net	112	(16)
Loss before income taxes	(1,007)	(1,078)
(Provision) benefit for income taxes	(46)	83
Net loss	$(1,053)	$(995)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	71,962	69,040

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2013	2012

Net loss	$(1,053)	$(995)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (Note 14)	(137)	46
Other comprehensive income (loss)	(137)	46
Comprehensive loss	$(1,190)	$(949)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2013 and 2012

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Total
Balances at December 31, 2011	161	$1	60,927	$305	$116,497	$(456)	$(110,719)	$722	$6,350

Foreign currency translation adjustment	–	–	–	–	–	–	–	46	46
Net loss	–	–	–	–	–	–	(995)	–	(995)
Net proceeds from issuance of common stock related to rights offering	–	–	10,071	50	2,260	–	–	–	2,310
Issuance of common stock upon vesting of restricted stock units	–	–	37	–	(2)	–	–	–	(2)
Issuance of stock in lieu of dividends	–	–	73	–	16	–	(16)	–	–
Conversion of preferred stock to common stock	(5)	–	15	–	–	–	–	–	–
Non-cash stock based compensation	–	–	–	–	185	–	–	–	185

Balances at December 31, 2012	156	$1	71,123	$355	$118,956	$(456)	$(111,730)	$768	$7,894

Foreign currency translation adjustment	–	–	–	–	–	–		(137)	(137)
Net loss	–	–	–	–	–	–	(1,053)	–	(1,053)
Net proceeds from issuance of common stock and warrants related to private placement	–	–	6,000	30	2,312	–	–	–	2,342
Issuance of common stock upon exercise of stock options	–	–	17	–	1	–	–	–	1
Issuance of common stock upon vesting of restricted stock units	–	–	326	2	(18)	–	–	–	(16)
Issuance of common stock upon exercise of warrants	–	–	798	4	(4)	–	–	–	–
Issuance of common stock related to acquisition of Interactive Hospitality	–	–	250	1	(1)	–	–	–	–
Issuance of common stock in lieu of payment to consultant	–	–	100	1	38	–	–	–	39
Issuance of stock in lieu of dividends	–	–	35	–	16	–	(16)	–	–
Non-cash stock based compensation	–	–	–	–	132	–	–	–	132

Balances at December 31, 2013	156	$1	78,649	$393	$121,432	$(456)	$(112,799)	$631	$9,202

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2013	2012
Cash flows (used in) provided by operating activities:
Net loss	$(1,053)	$(995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,849	2,879
Provision for doubtful accounts	35	119
Stock-based compensation	132	185
Issuance of common stock to consultant in lieu of cash payment	39	–
Loss from disposition of equipment and capitalized software	243	15
Changes in assets and liabilities:
Accounts receivable	(66)	21
Prepaid expenses and other assets	(845)	(432)
Accounts payable and accrued liabilities	(49)	(821)
Income taxes payable	7	2
Deferred costs	37	532
Deferred revenue	284	458
Deferred rent	(120)	193
Net cash provided by operating activities	1,493	2,156
Cash flows (used in) provided by investing activities:
Capital expenditures	(861)	(1,226)
Software development expenditures	(1,588)	(1,441)
Acquisitions, net of cash acquired	–	(160)
Changes in restricted cash	–	50
Net cash used in investing activities	(2,449)	(2,777)
Cash flows (used in) provided by financing activities:
Principal payments on capital lease	(100)	(318)
Proceeds from notes payable	1,607	–
Payments on notes payable	(84)	(39)
Proceeds from exercise of stock options	1	–
Proceeds from rights offering, net	–	2,310
Proceeds from private placement of common stock, net	2,342	–
Tax withholding related to net-share settlements of restricted stock units	(16)	(1)
Net cash provided by financing activities	3,750	1,952
Net increase in cash and cash equivalents	2,794	1,331
Effect of exchange rate on cash	(60)	16
Cash and cash equivalents at beginning of year	2,721	1,374
Cash and cash equivalents at end of year	$5,455	$2,721

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$26	$40
Income taxes	$26	$45
Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease	$23	$36
Issuance of common stock in lieu of payment of dividends	$16	$15
Issuance of common stock in connection with net-share exercise of stock options and warrants	$4	$–
Issuance of common stock in connection with acquisition	$1	$–

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2013 and 2012

1.	Organization of Company

Description of Business

NTN Buzztime, Inc. (the “Company”) was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The Company changed its name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

The Company provides an entertainment and marketing services platform for hospitality venues that offer games, events, and entertainment experiences to their consumers. The Company’s interactive entertainment network helps its network subscribers to acquire, engage and retain their consumers. The Company generates revenues by charging subscription fees for its service to its network subscribers, leasing equipment (including tablets used in its BEOND line and the cases and charging trays for such tablets) to certain network subscribers, hosting live trivia events, and from selling advertising aired on in-venue screens and as part of customized games. Currently, approximately 3,200 venues in the U.S. and Canada subscribe to the Company’s interactive entertainment network.

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

Reclassifications

The Company reclassified the consolidated balance sheet for the period ended December 31, 2012 to conform to the 2013 presentation.

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

Cash and Cash Equivalents—Accounting Standards Codification (“ASC”) No. 230, Statement of Cash Flows, defines “cash and cash equivalents” as any short-term, highly liquid investment that is both readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. For the purpose of financial statement presentation, the Company has applied the provisions of ASC No. 230, as it considers all highly liquid investment instruments with original maturities of three months or less, or any investment redeemable without penalty or loss of interest, to be cash equivalents.

Capital Resources—The Company is dependent upon cash on hand and cash flow from operations to meet its liquidity needs. The Company has a credit facility with a lender under which the Company may borrow up to $3,000,000 for the purchase of certain capital equipment. As of December 31, 2013, the Company borrowed approximately $1,623,000, which is recorded in short-term and long-term notes payable on the accompanying consolidated balance sheet. As of December 31, 2013, $1,564,000 remained outstanding. The Company believes existing cash and cash equivalents, funds generated from operations, the proceeds received from the private placement completed in November 2013 (See Note 10) and the remaining availability on its credit facility will be sufficient to meet its operating cash requirements and to fulfill its debt obligations for at least the next twelve months. In order to execute its operating and strategic plan and to position the Company to better take advantage of market opportunities and opportunities for growth, the Company is evaluating additional financing alternatives, including raising additional capital through public or private equity or debt financing. If net cash provided by operating activities and its cash and cash equivalents on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions the Company may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds. If the Company requires additional capital, it may be unable to secure additional financing on terms that are acceptable to the Company, or at all.

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

Broadcast Equipment and Fixed Assets—Broadcast equipment and fixed assets are recorded at cost. Equipment under capital leases is recorded at the present value of future minimum lease payments. Depreciation of broadcast equipment and fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements and fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

The Company incurs a relatively significant level of depreciation expense in relation to its operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices and associated electronics and the computers located at our network subscribers’ sites. The Classic Playmakers are depreciated over a five-year life, the BEOND Playmakers are depreciated over three-year life and the associated electronics and computers are depreciated over two to four years. The depreciable life of these assets was determined based on the shorter of the contractual capital lease period or their estimated useful life, which considers anticipated technology changes. If the Playmakers and associated electronics and the computers turn out to have longer lives, on average, than estimated, then depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and associated electronics and the computers turn out to have shorter lives, on average, than estimated, then depreciation expense would be significantly increased in those future periods.

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are assessed quarterly for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. If after assessing the totality of events or circumstances the Company determines it is not more likely than not that the goodwill is less than its carrying amount, then performing the two-step impairment test outlined in ASC No. 350 is unnecessary. During the year ended December 31, 2013, the Company performed the annual qualitative assessment of its goodwill related to NTN Canada, Inc., and determined that there were no indications of impairment.

ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. The Company performed its annual review of its other intangible assets and determined that there were no indications of impairment for the year ended December 31, 2013.

Assessments of Functional Currencies—The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Canadian subsidiary is measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of its foreign subsidiary have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2013 and 2012, the Company recorded $24,000 of foreign currency transaction gains and $20,000 in foreign currency transaction losses, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with its Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income in the accompanying statements of operations. Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2013, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial.

Revenue Recognition—The Company recognizes revenue from recurring service fees earned from its network subscribers, Stump! Trivia events, advertising revenues, leased equipment and distribution and licensing fees from its Buzztime-branded content delivered primarily through its interactive consumer platforms. To the extent its arrangements contain multiple deliverables the Company evaluates the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. The Company’s arrangements for the transmission of the Buzztime network contain two deliverables: the installation of its equipment and the transmission of its network content for which the Company receives monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting. Therefore, for the Classic product, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship. Because deployment of the BEOND system is so new, the Company has not yet established an estimated life of a BEOND customer, and therefore, it is deferring and recognizing installation fees as revenue on a straight-line basis over the customer contract term. All installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

In addition, the direct expenses of the installation, commissions, setup and training are deferred and amortized on a straight-line basis and are classified as deferred costs on the accompanying consolidated balance sheets. For these direct expenses that are associated with the Classic product, the amortization period approximates the estimated life of the customer relationship for deferred direct costs that are of an amount that is less than or equal to the deferred revenue for the related contract. For costs that exceed the deferred revenue, the amortization period is the initial term of the contract, in accordance with ASC No. 605, which is generally one year. For direct costs associated with the BEOND product, the amortization period approximates the life of the contract.

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

The Company has arrangements with certain third parties to share in revenue generated from some of its products and services. The Company evaluates recognition of the associated revenue in accordance with ASC No. 605-45, Revenue Recognition, Principal Agent Considerations. When indicators suggest that the Company is functioning as a principal, it records revenue gross and the corresponding amounts paid to third parties are recorded as direct expense. Conversely, when indicators suggest that the Company is functioning as an agent, it records revenue net of amounts paid to third parties.

Software Development Costs—The Company capitalizes costs related to developing certain software products in accordance with ASC No. 350. Amortization expense relating to capitalized software development costs totaled $864,000 and $650,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, approximately $934,000 and $156,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the years ended December 31, 2013 and 2012, determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $230,000 and $7,000 was recognized for the years ended December 31, 2013 and 2012, respectively, which was included in our selling, general and administrative expenses.

Advertising Costs – Marketing-related advertising costs are expensed as incurred and amounted to $9,000 and $15,000 for the years ended December 31, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Shipping and Handling Costs—Shipping and handling costs are included in direct operating costs in the accompanying consolidated statements of operations and are expensed as incurred.

Stock-Based Compensation— The Company estimates the fair value of its stock options using a Black-Scholes option pricing model, consistent with the provisions of ASC No. 718, Compensation – Stock Compensation and ASC No. 505-50, Equity – Equity-Based Payments to Non-Employees.. The fair value of stock options granted is recognized to expense over the requisite service period. Stock-based compensation expense for share-based payment awards to employees is recognized using the straight-line single-option method. Stock-based compensation expense for share-based payment awards to non-employees is recorded at its fair value on the grant date and is periodically re-measured as the underlying awards vest. Stock-based compensation expense is reported as selling, general and administrative based upon the departments to which substantially all of the associated employees report.

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

Segment Reporting—In accordance with ASC No. 280, Segment Reporting, the Company has determined that it operates as one operating segment. Decisions regarding the Company’s overall operating performance and allocation of our resources are assessed on a consolidated basis.

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

In March 2013, FASB issued ASU No. 2013-05, Foreign Currency Matters. The amendments in this update resolve the diversity in practice about whether current literature applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, the amendments in this update resolve the diversity in practice for the treatment of business combinations achieved in stages (sometimes also referred to as step acquisitions) involving a foreign entity. This update is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, which for the Company is January 1, 2014. The Company does not anticipate that adopting this update will have a material impact on our consolidated financial statements.

3.	Prepaid expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Site equipment to be installed	$1,069,000	$77,000
Deposits	413,000	437,000
Prepaid expenses	340,000	384,000
Total	$1,822,000	$898,000

4.	Broadcast Equipment and Fixed Assets

Broadcast equipment and fixed assets are recorded at cost and consist of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Broadcast equipment	$18,699,000	$18,148,000
Machinery and equipment	1,940,000	2,175,000
Furniture and fixtures	185,000	641,000
Leasehold improvements	610,000	610,000
Other equipment	24,000	24,000
	21,458,000	21,598,000

Accumulated depreciation	(18,221,000)	(17,815,000)
Total	$3,237,000	$3,783,000

Depreciation expense totaled $1,567,000 and $1,851,000 for the years ended December 31, 2013 and 2012, respectively.

5.	Goodwill and Other Intangible Assets

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its annual qualitative assessment of goodwill impairment for NTN Canada as of December 31, 2013, and it was determined that there were no indications of impairment.

The Company also has other intangible assets comprised predominantly of developed technology, trivia databases, trademarks, and acquired customer relationships. As of December 31, 2013 and 2012, there were no indications of impairment on the Company’s intangible assets.

The weighted average remaining useful life for all intangible assets is 0.7 years as of December 31, 2013. Amortization expense relating to all intangible assets totaled $418,000 and $378,000 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, intangible assets with estimable lives were comprised of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired customer lists	$545,000	$(425,000)	$120,000	$545,000	$(174,000)	$371,000
Acquired technology	599,000	(559,000)	40,000	599,000	(440,000)	159,000
Trivia database	417,000	(417,000)	–	448,000	(405,000)	43,000
Acquired subscription customers	874,000	(874,000)	–	874,000	(868,000)	6,000
Trademarks and trademark licenses	67,000	(67,000)	–	67,000	(67,000)	–
Acquired advertising customers	302,000	(302,000)	–	302,000	(302,000)	–

Total	$2,804,000	$(2,644,000)	$160,000	$2,835,000	$(2,256,000)	$579,000

The estimated aggregate amortization expense relating to the Company’s intangible assets for the five succeeding years is as follows:

Year Ending	Estimated Aggregate Amortization Expense
2014	$160,000
Thereafter	–
Total	$160,000

6.	Fair Value of Financial Instruments

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

There were no transfers between fair value measurement levels during the year ended December 31, 2013.

7.	Accrued Compensation

Accrued compensation consisted of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Accrued vacation	$439,000	$423,000
Accrued salaries	137,000	111,000
Accrued bonuses	45,000	33,000
Accrued commissions	26,000	31,000
Total accrued compensation	$647,000	$598,000

8.	Concentrations of Risk

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

Significant Customer

For the years ended December 31, 2013 and 2012, the Company generated approximately $7,648,000 and $5,585,000, respectively, of total revenue from a national chain, Buffalo Wild Wings together with its franchisees. As of December 31, 2013 and 2012, approximately $259,000 and $123,000, respectively, was included in accounts receivable from this customer.

Equipment Suppliers

The tablet used in the Company’s BEOND product line is manufactured by one unaffiliated third party. The Company currently purchases the BEOND tablets from unaffiliated third parties, and it currently purchases equipment (consisting of cases and charging trays for the tablet playmaker) from an unaffiliated manufacturer located in China. The Company currently purchases its Classic playmakers from an unaffiliated manufacturer located in Taiwan pursuant to a supply agreement, the term of which automatically renews for one year periods. The Company currently does not have alternative sources for its Classic playmakers or its tablet playmaker equipment or an alternative manufacturer of the tablet or an alternative device to the tablet.

As of December 31, 2013 and 2012, approximately $32,000 and $15,000, respectively, were included in accounts payable or accrued expenses for equipment suppliers. The Company is committed to purchasing up to 30,000 tablets by December 31, 2014.

9.	Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants, convertible preferred stock and deferred stock units representing approximately 9,607,000 and 7,030,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2013 and 2012, respectively, as their effect was anti-dilutive.

10.	Stockholders’ Equity

Capital Stock

At the Company’s 2013 annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to increase the number of total authorized shares from 94,000,000 to 178,000,000 and to increase the number of authorized shares of common stock from 84,000,000 to 168,000,000. The Company filed a certificate of amendment of the restated certificate of incorporation of the Company with the Delaware Secretary of State on June 11, 2013 to effect such amendment and it was effective on that same date.

Private Placement

In November 2013, the Company completed a private placement of units (consisting of shares of common stock and warrants to purchase shares of common stock) to accredited investors. The purchase price of each unit was $0.40 for gross proceeds of $2,400,000. In the aggregate, the Company issued 6,000,000 shares of common stock and warrants to purchase 3,600,000 shares. The warrants have an exercise price of $0.40 per share and are exercisable beginning on the six-month anniversary of the issuance date and expire on the five-year anniversary of the issuance date.

Pursuant to the registration rights agreement entered into in connection with the private placement, the Company filed a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 to register for resale by the investors the shares of common stock, and the shares of common stock issuable upon exercise of the warrants, sold to the investors in the private placement. The registration statement was declared effective on December 5, 2013.

Also pursuant to the registration rights agreement, the Company is obligated to pay to each investor a monthly payment of 1% (not to exceed 10%) of the aggregate purchase price paid by such investor as liquidation damages for as long as the following circumstances are in effect:

•	In the event the Company does not file the registration statement within the timeframe indicated in the Agreement;
•	If the registration statement is not declared effective; or
•	After the effective date, the registration statement ceases to be effective for more than 15 consecutive calendar days or more than an aggregate of 30 calendar days (which need not be consecutive calendar days) during any 12-month period, unless the Company is required to suspend the effectiveness, in which case, such aggregate of 30 calendar days shall be extended to an aggregate of 60 calendar days.

As indicated above, the Company filed the registration statement, and it was declared effective within the timeframe indicated in the registration rights agreement. The Company has determined that the likelihood of the effective registration statement becoming ineffective is remote. Accordingly, the Company did not record a loss contingency for the 1% liquidation damages payments.

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

Equity Incentive Plans

2004 Performance Incentive Plan

In September 2004 at a Special Meeting of Stockholders, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provided for the issuance of up to 2,500,000 shares of NTN common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full, were available for issuance under the 2004 Plan. On the effective date, the 1995 Plan had approximately 77,000 options available for grant. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. In September 2009, the 2004 Plan expired. All awards that were granted under the 2004 Plan will continue to be governed by the 2004 Plan until they are exercised or expire in accordance with that plan’s terms. As of December 31, 2013, there were approximately 773,000 options outstanding under the 2004 Plan.

2010 Performance Incentive Plan

In June 2010, the Company’s shareholders approved the 2010 Performance Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the issuance of up to 6,000,000 shares of NTN common stock. Under the 2010 Plan, options for the purchase of NTN common stock or other instruments such as restricted stock units may be granted to officers, directors, employees and consultants. The Board of Directors designated its Nominating and Corporate Governance/Compensation Committee as the 2010 Plan Committee. Stock options granted under the 2010 Plan may either be incentive stock options or nonqualified stock options. A stock option granted under the 2010 Plan generally cannot be exercised until it becomes vested. The 2010 Plan Committee establishes the vesting schedule of each stock option at the time of grant. At its discretion, the 2010 Plan Committee can accelerate the vesting, extend the post-termination exercise term or waive restrictions of any stock options or other awards under the 2010 Plan. Options under the 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of December 31, 2013, there were approximately 1,891,000 options outstanding under the 2010 Plan.

Stock-Based Compensation Valuation Assumptions

The Company records stock-based compensation in accordance with ASC No. 718, Compensation – Stock Compensation and ASC No. 505-50, Equity – Equity-Based Payments to Non-Employees. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period. Stock-based compensation expense for share-based payment awards to employees is recognized using the straight-line single-option method. Stock-based compensation expense for share-based payment awards to non-employees is recorded at its fair value on the grant date and is periodically re-measured as the underlying awards vest.

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

The following weighted-average assumptions were used for grants issued during 2013 and 2012 under the ASC No. 718 requirements:

	2013	2012
Weighted average risk-free rate	0.60%	0.53%
Weighted average volatility	79.82%	95.21%
Dividend yield	0.00%	0.00%
Expected life	4.80 years	5.71 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees in 2013 and 2012 was $132,000 and $185,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2013 and 2012:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2011	4,314,000	$0.59	7.74	$2,000
Granted	452,000	0.15	–	–
Cancelled	(1,351,000)	0.51	–	–
Forfeited	(1,596,000)	0.45	–	–
Expired	(5,000)	0.98	–	–
Outstanding December 31, 2012	1,814,000	0.66	6.37	25,000
Granted	1,280,000	0.27	–	–
Exercised	(30,000)	0.17	–	–
Cancelled	(245,000)	0.49	–	–
Forfeited	(102,000)	0.19	–	–
Expired	(53,000)	1.09	–	–
Outstanding December 31, 2013	2,664,000	$0.50	7.14	$706,000

Options vested and exercisable at December 31, 2013	1,315,000	$0.76	5.14	$201,000

The aggregate intrinsic value of options at December 31, 2013 is based on the company’s closing stock price on that date of $0.56 per share as reported by the NYSE MKT. The total intrinsic value of options exercised during the year ended December 31, 2013 was $6,000. Pursuant to the 2004 Plan and the 2010 Plan, stock option exercises could be made on a net-exercise arrangement, where shares of common stock are withheld in the amount of the exercise price as payment of the exercise price instead of cash. Under such net-exercise arrangements, options to purchase approximately 25,000 shares of common stock were exercised and approximately 13,000 shares of common stock were issued. The Company received approximately $1,400 in cash payments for the exercise of options to purchase approximately 4,000 shares. There were no stock options exercised during the year ended December 31, 2012.

The per share weighted average grant-date fair value of stock options granted during 2013 and 2012 was $0.18 and $0.15, respectively.

As of December 31, 2013, the unamortized compensation expense related to outstanding unvested options was approximately $150,000 with a weighted average remaining requisite service period of 2.31 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses, a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

Restricted Stock Unit Activity

Grants of restricted stock units are paid in an equal number of shares of common stock on the vesting date of the award, subject to any deferred payment date that the holder may elect. A stock unit award is paid only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date. Restricted stock units outstanding as of December 31, 2013 are not subject to accelerated vesting provisions. Since the restricted stock units are paid in an equal number of shares of common stock without any kind of offsetting payment by the employee, the measurement of cost is based on the quoted market price of the stock at the measurement date which is the date of grant.

The following table summarizes restricted stock unit activity for the year ended December 31, 2013 and 2012:

	Outstanding Restricted Stock Units	Weighted Average Fair Value per Share
December 31, 2011	49,000	$0.31
Granted	620,000	–
Released	(44,000)	–
Cancelled	(65,000)	–
December 31, 2012	560,000	$0.14
Granted	–	–
Released	(373,000)	–
Cancelled	–	–
December 31, 2013	187,000	$0.14

Balance exercisable at December 31, 2013	–

Under the 2010 Plan, employees may elect to have shares of common stock withheld on the vesting date in lieu of the employees paying cash for withholding taxes. As a result of employees making this election, approximately 373,000 restricted stock units vested and approximately 326,000 shares of common stock were issued.

Warrant Activity

The following summarizes warrant activity for the year ended December 31, 2013 and 2012:

	Outstanding Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding December 31, 2011	4,500,000	$0.79	5.35
Granted	–	–	–
Exercised	–	–	–
Forfeited	–	–	–
Outstanding December 31, 2012	4,500,000	$0.79	4.35
Granted	3,600,000	0.40	–
Exercised	(1,500,000)	0.37	–
Forfeited	–	–	–
Outstanding December 31, 2013	6,600,000	$0.67	4.18

Balance exercisable at December 31, 2013	3,000,000	$0.40	3.36

During 2009, the Company issued warrants to purchase an aggregate of 4,500,000 shares of common stock in connection with asset acquisitions of iSports and i-am TV. The fair values of the warrants were approximately $908,000 in aggregate and were determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 2.79%; dividend yield of 0%; expected volatility of 78.1%; and a term of 8 years. During the year ended December 31, 2013, the warrants issued in connection with the iSports acquisition (which were warrants to purchase 1,500,000 shares) were exercised on a net-exercise arrangement, resulting in the issuance of approximately 798,000 shares of common stock.

During 2013, the Company issued warrants to purchase an aggregate of 3,600,000 shares of common stock in connection with a private placement. The fair value of the warrants was approximately $1,379,000 in aggregate and was determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 1.06%; dividend yield of 0%; expected volatility of 80.25%; and a term of 5 years. The Company has concluded that these warrants qualify as equity instruments and not liabilities.

Cumulative Convertible Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated is a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock).

As of December 31, 2013 and 2012, there were 156,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. During the years ended December 31, 2013 and 2012, the Company issued approximately 35,000 and 73,000 common shares, respectively, for payment of dividends.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. During the year ended December 31, 2012, 5,000 shares of cumulative convertible preferred stock were converted into approximately 15,000 shares of common stock at a conversion rate of 0.3276. There were no conversions for year ended December 31, 2013. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

11.	Income Taxes

For each of the years 2013 and 2012, current tax (benefit) provisions and current deferred tax (benefit) provision were recorded as follows:

	2013	2012
Current Tax (Provision) Benefit
Federal	$–	$–
State	(27,000)	8,000
Foreign	(2,000)	27,000
	(29,000)	35,000
Deferred Tax (Provision) Benefit
Federal	–	–
State	(3,000)	77,000
Foreign	(14,000)	(29,000)
	(17,000)	48,000
Total Tax (Provision) Benefit
Federal	–	–
State	(30,000)	85,000
Foreign	(16,000)	(2,000)
	$(46,000)	$83,000

The net deferred tax assets and liabilities have been reported in other assets in the consolidated balance sheets at December 31, 2013 and 2012 as follows:

	2013		2012
	Current	Noncurrent	Current	Noncurrent

Deferred Tax Assets:
NOL carryforwards	$–	$19,406,000	$–	$19,743,000
UK NOL carryforwards	–	772,000	–	756,000
Capital loss	–	409,000	–	450,000
Compensation and vacation accrual	150,000	–	154,000	–
Operating accruals	37,000	302,000	60,000	380,000
Deferred revenue	224,000	–	–	–
Research and experimentation, AMT and foreign tax credits	–	156,000	–	156,000
State Margin Tax Credit	–	137,000	–	140,000
Fixed assets and intangibles	–	630,000	–	844,000
Foreign	3,000	–	3,000	–
Other	130,000	157,000	162,000	138,000
Total gross deferred tax assets	544,000	21,969,000	379,000	22,607,000
Valuation allowance	(515,000)	(21,042,000)	(360,000)	(21,715,000)
Net deferred tax assets	29,000	927,000	19,000	892,000

Deferred Tax Liabilities:
Capitalized software	–	843,000	–	730,000
Foreign	–	57,000	–	55,000
Deferred revenue	–	–	23,000	–
Other	40,000	–	74,000	–
Total gross deferred liabilities	40,000	900,000	97,000	785,000
Net deferred taxes	$(11,000)	$27,000	$(78,000)	$107,000

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

	For the year ended December 31,
	2013	2012
Tax at federal income tax rate	$342,000	$367,000
State (provision) benefit	(30,000)	85,000
Foreign tax differential	2,000	(1,000)
Change in valuation allowance	(303,000)	(139,000)
Permanent items	(61,000)	(256,000)
Other	4,000	27,000
Total (Provision) Benefit	$(46,000)	$83,000

The net change in the total valuation allowance for the year ended December 31, 2013 was an increase of $303,000. The net change in the total valuation allowance for the year ended December 31, 2012 was a decrease of $139,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2013, the Company has available net operating loss (“NOL”) carryforwards of approximately $55,581,000 for federal income tax purposes, which will begin to expire in 2017.  The NOL carryforwards for state purposes, which will continue expiring in 2014, are approximately $21,401,000.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses.  Further, Section 382 of the Internal Revenue Code imposes limits on the ability to use NOL carryforwards that existed prior to a change in control to offset future taxable income. The Company completed a Section 382 analysis for the period from January 1, 1992 through December 31, 2013 and determined that the Company does not expect to be limited in regards to utilizing the total NOL carryforwards that existed as of December 31, 2013, provided it generates sufficient future earnings prior to the expiration of the NOLs and that future changes in ownership do not trigger a Section 382 limitation. The Company has established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets. In addition, the Company has approximately $207,000 of state tax credit tax carryforwards that expire in the years 2013 through 2026.

The deferred tax assets as of December 31, 2013 include a deferred tax asset of $681,000 representing NOLs arising from the exercise of stock options by Company employees from 2005 and prior years.  To the extent the Company realizes any tax benefit for the NOLs attributable to the stock option exercises, such amount would be credited directly to stockholders' equity.

United States income taxes were not provided on unremitted earnings from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2009. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

12.	Commitments

Operating Leases

The Company leases office and production facilities and equipment under agreements that expire at various dates through 2018. Certain leases contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. Lease expense under operating leases totaled $581,000 and $579,000 in 2013 and 2012, respectively.

The estimated aggregate lease payments under operating leases for each of the five succeeding years is as follows:

Years Ending December 31,	Lease Payment
2014	$704,000
2015	716,000
2016	692,000
2017	626,000
Thereafter	580,000
Total	$3,318,000

Sublease

In February 2013, the Company began subleasing approximately 2,700 square feet of its office space. The term of the sublease expires in July 2014. The tenants will not be renewing the sublease at the end of its term. Total sublease income for the year ended December 31, 2013 was approximately $44,000. Total estimated aggregate sublease income for the year ended December 31, 2014 is approximately $31,000.

Capital Leases

As of December 31, 2013 and 2012, property held under current capital leases was as follows:

	For the Years Ended
	December 31,
	2013	2012
Broadcast equipment	$–	$277,000
Other equipment	84,000	69,000
	84,000	346,000
Accumulated depreciation	(21,000)	(217,000)

Total	$63,000	$129,000

Total depreciation expense under capital leases was $83,000 and $271,000 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, future minimum payments under all capital leases are as follows:

Years Ending December 31,	Lease Payment
2014	$32,000
2015	31,000
2016	24,000
2017	7,000
Thereafter	–
Total minimum payments	94,000
Less amounts representing interest	(11,000)
Present value of net minimum payments	83,000
Less current portion	(25,000)
Long-term capital lease obligations	$58,000

Notes Payable

In May 2013, the Company entered into a financing agreement with a lender under which the Company may borrow up to $500,000 to purchase certain equipment. In August 2013, the maximum amount the Company may borrow was increased to $1,000,000, and in December 2013, the maximum amount the Company may borrow was further increased to $3,000,000. The Company may borrow amounts in tranches as needed. Each tranche bears interest at 8.32% per annum and is payable in 36 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed under the agreement. Through December 31, 2013, the Company borrowed approximately $1,623,000. As of December 31, 2013, $1,564,000 remained outstanding, which reflects payments made through December 31, 2013.

In July 2011, the Company entered into an equipment financing agreement with a bank in the amount of $123,000, which is recorded in short-term and long-term notes payable on the accompanying consolidated balance sheet. The amounts borrowed were used to finance certain equipment purchases and other services related to the relocation of the Company’s Carlsbad, California office. The amount borrowed bears interest at 5.85% per annum and is collateralized by a first priority security interest in the equipment purchased. The amount borrowed is payable over a 36 month period in equal payments of $3,705, which includes interest, until fully paid in August 2014. As of December 31, 2013, approximately $29,000 remained outstanding.

Future minimum payments under notes payable as of December 31, 2013 are as follows:

Years Ending December 31,	Payment
2014	$713,000
2015	547,000
2016	498,000
2017	13,000
Thereafter	–
Total minimum payments	1,771,000
Less amounts representing interest	(178,000)
Total notes payable	1,593,000
Less current portion	(631,000)
Long-term portion	$962,000

Interest expense related to notes payable for the years ended December 31, 2013 and 2012 was $9,000 and $5,000, respectively.

13.	Contingencies

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

The Company is involved in ongoing sales tax inquiries with certain states and provinces. As a result of those inquiries, the Company recorded a total net liability of $27,000 and $70,000 as of December 31, 2013 and 2012, respectively, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets. Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments.

14.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of December 31, 2013 and 2012, $631,000 and $768,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

15.	Geographical Information

Geographic breakdown of the Company’s revenue for the last two fiscal years were as follows:

	For the years ended December 31,
	2013	2012
United States	$22,480,000	$22,551,000
Canada	1,269,000	1,513,000
Total revenue	$23,749,000	$24,064,000

Geographic breakdown of the Company’s long-term tangible assets for the last two fiscal years were as follows:

	As of December 31,
	2013	2012
United States	$3,220,000	$3,767,000
Canada	17,000	16,000
Total assets	$3,237,000	$3,783,000

16.	Retirement Savings Plan

In 1994, the Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least one month of service and have reached age 18 to defer up to 50% of their pay on a pre-tax basis. The Company does not contribute a match to the employees’ contribution.

