Form 10-Q
period 2014-03-31
NTN BUZZTIME INC
filed 2014-05-15
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission file number 001-11460

NTN Buzztime, Inc.

Exact name of registrant as specified in its charter)

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

As of May 13, 2014 the registrant had outstanding 91,608,471 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,761	$5,455
Accounts receivable, net of allowances of $186 (unaudited) and $184, respectively	1,115	641
Prepaid expenses and other current assets	1,935	1,822
Total current assets	7,811	7,918
Broadcast equipment and fixed assets, net	3,423	3,237
Software development costs, net of accumulated amortization of $2,593 (unaudited) and $2,371, respectively	2,261	2,317
Deferred costs	706	562
Goodwill (Note 3)	1,139	1,179
Intangible assets, net (Note 3)	95	160
Other assets	85	84
Total assets	$15,520	$15,457

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$795	$553
Accrued compensation	815	647
Accrued expenses	736	660
Sales taxes payable	162	181
Income taxes payable	73	81
Notes payable - current portion (Note 7)	702	631
Obligations under capital lease - current portion	26	25
Deferred revenue	1,059	593
Other current liabilities	187	237
Total current liabilities	4,555	3,608
Notes payable, excluding current portion	1,216	962
Obligations under capital leases, excluding current portion	51	58
Deferred revenue, excluding current portion	362	798
Deferred rent	797	829
Total liabilities	6,981	6,255
Commitments and contingencies (Note 8)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at March 31, 2014 and December 31, 2013.	1	1
Common stock, $.005 par value, 168,000 shares authorized; 78,723 and 78,649 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	394	393
Treasury stock, at cost, 503 shares at March 31, 2014 and December 31, 2013, respectively	(456)	(456)
Additional paid-in capital	121,480	121,432
Accumulated deficit	(113,448)	(112,799)
Accumulated other comprehensive income (Note 9)	568	631
Total shareholders' equity	8,539	9,202
Total liabilities and shareholders' equity	$15,520	$15,457

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Revenues	$6,418	$6,116
Operating expenses:
Direct operating costs (includes depreciation and amortization of $533 and $590, respectively)	2,530	2,000
Selling, general and administrative	4,390	4,283
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	152	199
Total operating expenses	7,072	6,482
Operating loss	(654)	(366)
Other income, net	15	5
Loss before income taxes	(639)	(361)
Provision for income taxes	(10)	(8)
Net loss	$(649)	$(369)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	78,178	70,862

Comprehensive loss
Net loss	$(649)	$(369)
Foreign currency translation adjustment	(63)	(42)
Total comprehensive loss	$(712)	$(411)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Cash flows (used in) provided by operating activities:
Net loss	$(649)	$(369)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	685	789
Provision for doubtful accounts	20	23
Stock-based compensation	52	26
Issuance of common stock to consultant in lieu of cash payment	6	–
Loss from disposition of equipment and capitalized software	22	65
Changes in assets and liabilities:
Accounts receivable	(494)	14
Prepaid expenses and other assets	(113)	(95)
Accounts payable and accrued liabilities	421	35
Income taxes payable	(6)	–
Deferred costs	(145)	86
Deferred revenue	29	(381)
Deferred rent	(32)	(27)
Net cash (used in) provided by operating activities	(204)	166
Cash flows used in investing activities:
Capital expenditures	(572)	(123)
Software development expenditures	(198)	(361)
Net cash used in investing activities	(770)	(484)
Cash flows provided by (used in) financing activities:
Proceeds from notes payable	764	–
Payments on notes payable	(439)	(10)
Principal payments on capital lease	(6)	(47)
Proceeds from exercise of stock options	6	–
Tax withholding related to net-share settlements of restricted stock units	(15)	(4)
Net cash provided by (used in) financing activities	310	(61)
Net decrease in cash and cash equivalents	(664)	(379)
Effect of exchange rate on cash	(30)	(18)
Cash and cash equivalents at beginning of period	5,455	2,721
Cash and cash equivalents at end of period	$4,761	$2,324

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25	$7

Income taxes	$18	$7
Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock in connection with acquisition	$–	$1

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

Description of Business

NTN Buzztime, Inc. (the “Company”), provides an entertainment and marketing services platform for hospitality venues that offer games, events, and entertainment experiences to their consumers. The Company’s interactive entertainment network helps its network subscribers to acquire, engage and retain their consumers. The Company generates revenues by charging subscription fees for its service to its network subscribers, leasing equipment (including tablets used in its Buzztime Entertainment on Demand, or BEOND, line and the cases and charging trays for such tablets) to certain network subscribers, hosting live trivia events, and from selling advertising aired on in-venue screens and as part of customized games. Currently, over 3,100 venues in the U.S. and Canada subscribe to the Company’s interactive entertainment network.

The Company was incorporated in Delaware in 1984 as Alroy Industries and changed its name to NTN Communications, Inc. in 1985. The Company changed its name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013. The accompanying condensed balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2014, or any other period.

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company recorded $24,000 and $7,000 in foreign currency gains for the three months ended March 31, 2014 and 2013, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with the Company’s Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income, net in the accompanying statements of operations. Exchange rate fluctuations between the United States dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the three months ended March 31, 2014, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial.

(2) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. The total number of shares of the Company’s common stock subject to options, warrants, convertible preferred stock and restricted stock units that were excluded from computing diluted net loss per common share was approximately 10,086,000 and 6,915,000 shares for the three months ended March 31, 2014 and 2013, respectively, as their effect was anti-dilutive.

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its quarterly qualitative assessment of goodwill impairment for NTN Canada as of March 31, 2014 and determined that there were no indications of impairment.

Other Intangible Assets

The Company has other intangible assets comprised predominantly of developed technology, trivia databases, trademarks, and acquired customer relationships. All intangible assets are amortized on a straight line basis. The useful lives of the assets reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized. Amortization expense relating to all intangible assets totaled $66,000 and $110,000 for the three months ended March 31, 2014 and 2013, respectively.

(4) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain of its software products in accordance with ASC No. 350, Intangibles – Goodwill and Other. Amortization expense relating to capitalized software development costs totaled $222,000 and $245,000 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, approximately $827,000 and $934,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects for the three months ended March 31, 2014, and determined to abandon certain software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended. As a result, the Company recognized an impairment loss of $22,000 and $65,000 for the three months ended March 31, 2014 and 2013, respectively, which is included in selling, general and administrative expenses.

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

There were no transfers between fair value measurement levels during the three months ended March 31, 2014.

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

The following weighted-average assumptions were used for grants issued during the three months ended March 31, 2014 and 2013 under the ASC No. 718 requirements.

	Three months ended March 31,
	2014	2013
Weighted average risk-free rate	1.24%	0.57%
Weighted average volatility	81.77%	80.59%
Dividend yield	0.00%	0.00%
Expected life	4.64 years	4.57 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $52,000 and $26,000, respectively, and is included in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted stock options to purchase 850,000 and 330,000 shares during the three months ended March 31, 2014 and 2013, respectively.

(7) NOTES PAYABLE

In May 2013, the Company entered into a financing agreement with a lender under which the Company may borrow up to $500,000 to purchase certain equipment. In August 2013, the maximum amount the Company may borrow was increased to $1,000,000, and in December 2013, the maximum amount the Company may borrow was further increased to $3,000,000. The Company may borrow amounts in tranches as needed. Each tranche bears interest at 8.32% per annum and is payable in 36 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed under the agreement. Through March 31, 2014, the Company borrowed approximately $2,371,000. As of March 31, 2014, $1,900,000 remained outstanding, which reflects payments made through March 31, 2014.

In July 2011, the Company entered into an equipment financing agreement with a bank in the amount of $123,000, which is recorded in short-term and long-term notes payable on the accompanying consolidated balance sheet. The amounts borrowed were used to finance certain equipment purchases and other services related to the relocation of the Company’s Carlsbad, California office. The amount borrowed bears interest at 5.85% per annum and is collateralized by a first priority security interest in the equipment purchased. The amount borrowed is payable over a 36 month period in equal payments of $3,705, which includes interest, until fully paid in August 2014. As of March 31, 2014, approximately $18,000 remained outstanding.

(8) COMMITMENTS AND CONTINGENCIES

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

The Company is involved in ongoing sales tax inquiries with certain states and provinces. As a result of those inquiries, the Company recorded a total net liability of $26,000 and $27,000 as of March 31, 2014 and December 31, 2013, respectively, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets. Based on the guidance set forth by ASC No. 450, Contingencies, management has determined that the likelihood that the Company will be required to pay all or part of these assessments is reasonably possible.

(9) ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of March 31, 2014 and December 31, 2013, $568,000 and $631,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). This update provides guidance on recognizing and disclosing discontinued operations. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, which for the Company is January 1, 2015. The Company does not anticipate that adopting this update will have a material impact to the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740). This update improves the reporting for unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The update is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for the Company is January 1, 2014. Adopting this update did not have a material impact on the Company’s consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Topic 205) - Liquidation Basis of Accounting. This update addresses the requirements and methods of applying the liquidation basis of accounting and the disclosure requirements within ASC Topic 205 for the purpose of providing consistency among liquidating entities reporting under GAAP. Generally, this update provides guidance for the preparation of financial statements and disclosures when liquidation is imminent. This update is effective for periods beginning after December 15, 2013, which for the Company is January 1, 2014. Adopting this update did not have a material impact on the Company’s consolidated financial statements.

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

(11) CONCENTRATIONS OF RISK

Significant Customer

For the three months ended March 31, 2014 and 2013, the Company generated approximately $2,646,000 and $1,489,000, respectively, of total revenue from Buffalo Wild Wings company-owned restaurants and Buffalo Wild Wings franchised restaurants combined. The Company generates such revenue through orders submitted by each of the individual restaurants. As of March 31, 2014 and December 31, 2013, approximately $542,000 and $259,000, respectively, was included in accounts receivable from Buffalo Wild Wings company-owned restaurants and Buffalo Wild Wings franchised restaurants.

Equipment Suppliers

The tablet used in the Company’s BEOND product line is manufactured by one unaffiliated third party. The Company currently purchases the BEOND tablets from unaffiliated third parties, and it currently purchases tablet playmaker equipment (consisting of cases and charging trays for the tablet playmaker) from an unaffiliated manufacturer located in China. The Company currently purchases its Classic playmakers from an unaffiliated manufacturer located in Taiwan pursuant to a supply agreement, the term of which automatically renews for one year periods. The Company currently does not have an alternative manufacturer of the tablet or an alternative device to the tablet or alternative manufacturing sources for its tablet playmaker equipment or Classic playmakers.

As of March 31, 2014 and December 31, 2013, approximately $141,000 and $32,000, respectively, were included in accounts payable or accrued expenses for equipment suppliers. The Company is committed to purchasing up to 30,000 tablets by December 31, 2014.

(12) GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three months ended March 31, 2014 and 2013 is as follows:

	For the three months ended March 31,
	2014	2013
United States	$6,155,000	$5,771,000
Canada	263,000	345,000
Total revenue	$6,418,000	$6,116,000

Geographic breakdown of the Company’s long-term tangible assets as of March 31, 2014 and December 31, 2013 is as follows:

	As of March 31,
	2014	2013
United States	$3,405,000	$3,220,000
Canada	18,000	17,000
Total assets	$3,423,000	$3,237,000

(13) PRIVATE PLACEMENT

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

Pursuant to the registration rights agreement entered into in connection with the private placement, the Company filed a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 to register for resale by the investors the shares of common stock, and the shares of common stock issuable upon exercise of the warrants, sold to the investors in the private placement. The registration statement was declared effective on December 5, 2013. The Company is obligated to pay to each investor a monthly payment of 1% (not to exceed 10%) of the aggregate purchase price paid by such investor as liquidation damages if the registration statement ceases to be effective for more than a specified number of days. The Company has determined that the likelihood of the registration statement ceasing to be effective is remote. Accordingly, the Company did not record a loss contingency for the 1% liquidation damages payments.

(14) SUBSEQUENT EVENTS

On April 11, 2014, the Company entered into an underwriting agreement with Roth Capital Partners, LLC, as representative of several underwriters, relating to the issuance and sale of 11,100,000 shares of the Company’s common stock at a public offering price of $0.55 per share.

Under the terms of the underwriting agreement, the underwriters agreed to purchase the common stock at a discounted price of $0.5115 per share, representing a 7% discount to the public offering price. The Company also granted the underwriters a 30-day over-allotment option to purchase up to an additional 1,665,000 shares of common stock at the public offering price, less underwriting discounts, to cover over-allotments, if any, made in connection with the offering.

On April 16, 2014, the Company issued 11,100,000 shares of common stock to the underwriters and received gross proceeds of $6,105,000. On April 17, 2014, the underwriters exercised their over-allotment option to purchase an additional 1,665,000 shares of common stock, and the Company received additional gross proceeds of $915,750 for such issuance. The net proceeds to the Company from the offering are expected to be approximately $6.4 million, after deducting underwriting discounts and estimated offering expenses payable by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (including, but not limited to, the following discussion of our financial condition and results of operations) and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements reflect future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks and uncertainties. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, under the section entitled “Risk Factors,” and in other reports we file with the Securities and Exchange Commission from time to time. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report.

OVERVIEW

We provide an entertainment and marketing services platform for hospitality venues that offer games, events, and entertainment experiences to their consumers. Our interactive entertainment network helps our network subscribers to acquire, engage and retain their consumers. Built on an extended network platform, this entertainment system has historically allowed multiple players to interact at the venue, but also enables competition between different venues, referred to as massively multiplayer gaming. We have been embarking on a complete change of our network architecture, technology platform and player engagement paradigms, which we currently refer to as Buzztime Entertainment on Demand, or BEOND. We continue to support our legacy network product line, which we refer to as Classic.

We currently generate revenue by charging subscription fees for our service to our network subscribers, leasing equipment (including tablets used in our BEOND line and the cases and charging trays for such tablets) to certain network subscribers, hosting live trivia events, and from selling advertising aired on in-venue screens and part of customized games. During 2014, we expect to generate revenue directly from the consumers of our network subscribers by offering premium products via our BEOND platform in addition to offering the games that we have historically provided to these consumers for free.

Currently, over 3,100 venues in the U.S. and Canada subscribe to our interactive entertainment network, where we estimate it is available on approximately 10,000-15,000 screens daily. We currently have over four million player registrations, and over 50 million of our games are played each year. Additionally, our mobile application has been installed on over one million consumer mobile devices. Approximately 43% of our network subscriber venues are related to national and regional restaurants and include Buffalo Wild Wings, Old Chicago, Beef O’Brady’s, Black Angus, Buffalo Wings & Rings, Native New Yorker, Houlihan’s, Boston Pizza and Hooters.

We own several trademarks and consider the Buzztime®, Playmaker®, Mobile Playmaker, BEOND Powered by Buzztime and Play Along trademarks to be among our most valuable assets. These and our other registered and unregistered trademarks used in this document are our property. Other trademarks are the property of their respective owners.

RECENT DEVELOPMENTS

In April 2014, we completed an underwritten public offering in which we issued a total of 12,765,000 shares of our common stock (including shares issued upon exercise of an over-allotment option). The public offering price for each share of common stock was $0.55, and we received $7,020,750 in gross proceeds from the offering. We expect the net proceeds from the offering to be approximately $6.4 million, after deducting underwriting discounts of 7% and estimated offering expenses payable by us.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2014 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

We generated a net loss of $649,000 for the three months ended March 31, 2014 compared to a net loss of $369,000 for the three months ended March 31, 2013.

Revenue

Revenue increased $302,000, or 5%, to $6,418,000 for the three months ended March 31, 2014 from $6,116,000 for the three months ended March 31, 2013 due to increased equipment lease revenue under sales-type lease arrangements of $722,000 and to a lesser extent, due to increased advertising revenue. The increased revenue was offset by decreased subscription revenue of $432,000 resulting from lower average site count of our Buzztime network subscribers, offset by slightly higher average revenue per unit. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment) is recognized when we lease equipment (consisting of the BEOND tablets and the cases and charging trays for such tablets) to certain network subscribers. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years per location, after which the party may purchase the equipment for a nominal fee or lease new equipment. Accordingly, we expect this type of equipment lease revenue to fluctuate from period to period as certain network subscribers convert their locations from using the Classic playmakers to the BEOND tablets, and to decrease thereafter.

Comparative site count information for the Buzztime Network is as follows:

	Network Subscribers as of March 31,
	2014	2013
United States	2,966	3,231
Canada	179	205
Total	3,145	3,436

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the three months ended March 31, 2014 and 2013 is show in the table below:

	For the three months ended March 31,
	2014	2013
Revenues	$6,418,000	$6,116,000
Direct Costs	2,530,000	2,000,000
Gross Margin	$3,888,000	$4,116,000
Gross Margin Percentage	61%	67%

Gross margin as a percentage of revenue decreased to 61% for the three months ended March 31, 2014 from 67% for the three months ended March 31, 2013. The decrease in gross margin was primarily related to lower margin sales-type lease arrangements. Direct costs increased $530,000, or 27%, to $2,530,000 for the three months ended March 31, 2014 from $2,000,000 for the three months ended March 31, 2013. The increase in direct costs was due to increased equipment expense of $612,000, offset by decreased service provider fees due to fewer deinstallations and technical service calls and decreased depreciation and amortization expense. The equipment expense, which is recognized as a one-time expense, relates to the BEOND tablets (and the cases and charging trays for such tablets) that we purchased to lease to certain network subscribers for three years per location. We expect this type of equipment expense to fluctuate from period to period as certain network subscribers convert their locations from using the Classic playmakers to the BEOND tablets, and to decrease thereafter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $107,000, or 2%, to $4,390,000 for the three months ended March 31, 2014 from $4,283,000 for the three months ended March 31, 2013. The increase was due to higher payroll and related expense of $112,000 resulting from managing our warehouse directly rather than through a third party and capitalizing less salary expense for software development activities, increased professional fees of $74,000, increased marketing expense of $32,000 primarily related to trade shows and public relations, and increased travel expense of $21,000. These increases were offset by decreased third party fees of $89,000 related to no longer using a third party to manage our warehouse and decreased software disposals of $44,000.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $47,000, or 24%, to $152,000 for the three months ended March 31, 2014 from $199,000 for the three months ended March 31, 2013, primarily due to assets becoming fully depreciated or amortized.

Other Income, Net

Other income, net, increased to $15,000 of other income for the three months ended March 31, 2014 from $5,000 of other income for the three months ended March 31, 2013. This change was primarily due to increased foreign currency exchange gains related to the operations of our Canadian subsidiary and income recognized from a sublease, offset by increased interest expense due to higher notes payable balances outstanding.

Income Taxes

We expect to incur state income tax liability in 2014 related to our U.S. operations. We also expect to pay income taxes in Canada due to profitability of our Canadian subsidiary. For the three months ended March 31, 2014 and 2013, we recorded a tax provision of $10,000 and $8,000, respectively. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is not intended to represent a measure of performance in accordance with GAAP. Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization charges in comparison to their net income or loss calculation in accordance with GAAP.

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the three months ended March 31, 2014 and 2013 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended March 31,
	2014	2013
Net loss per GAAP	$(649,000)	$(369,000)
Interest expense, net	24,000	7,000
Income tax provision	10,000	8,000
Depreciation and amortization	685,000	789,000
EBITDA	$70,000	$435,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had cash and cash equivalents of $4,761,000 compared to cash and cash equivalents of $5,455,000 as of December 31, 2013.

In April 2014, we completed an underwritten public offering in which we issued a total of 12,765,000 shares of our common stock (including shares issued upon exercise of an over-allotment option). The public offering price for each share of common stock was $0.55, and we received $7,020,750 in gross proceeds from the offering. We expect the net proceeds from the offering to be approximately $6.4 million, after deducting underwriting discounts of 7% and estimated offering expenses payable by us.

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

We have a credit facility under which we may borrow up to $3,000,000 for the purchase of certain capital equipment. Through March 31, 2014, we borrowed approximately $2,371,000. As of March 31, 2014, $1,900,000 remained outstanding, which reflects payments made through March 31, 2014.

We believe existing cash and cash equivalents, funds generated from operations, the remaining availability on our credit facility, and the proceeds received from the public offering in April 2014 will be sufficient to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months. If net cash provided by operating activities and our cash and cash equivalents on hand are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets, or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of March 31, 2014, we had working capital (current assets in excess of current liabilities) of $3,256,000 compared to working capital of $4,310,000 as of December 31, 2013. The following table shows the change in our working capital from December 31, 2013 to March 31, 2014.

Increase (Decrease)
Working capital as of December 31, 2013	$4,310,000
Changes in current assets:
Cash and cash equivalents	(694,000)
Accounts receivable, net of allowance	474,000
Prepaid expenses and other current assets	113,000
Change in total current assets	(107,000)
Changes in current liabilities:
Accounts payable	242,000
Accrued compensation	168,000
Accrued expenses	76,000
Sales taxes payable	(19,000)
Income taxes payable	(8,000)
Notes payable	71,000
Obligations under capital lease	1,000
Deferred revenue	466,000
Other current liabilities	(50,000)
Change in total current liabilities	947,000
Net change in working capital	(1,054,000)
Working capital as of March 31, 2014	$3,256,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$(204,000)	$166,000
Investing activities	(770,000)	(484,000)
Financing activities	310,000	(61,000)
Effect of exchange rates	(30,000)	(18,000)
Net decrease in cash and cash equivalents	$(694,000)	$(397,000)

Net cash (used in) provided by operating activities. We primarily depend on cash flows from operations to meet our cash requirements. Net cash used in operating activities was $204,000 for the three months ended March 31, 2014 compared to net cash provided by operating activities of $166,000 for the same period in 2013. The $370,000 increase in cash used in operations was primarily due to an increase of net loss of $398,000, after giving effect to adjustments made for non-cash transactions, offset by an increase in cash provided by operating assets and liabilities of $28,000 during the three months ended March 31, 2014 compared to the same period in 2013.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $71,000 to $2,335,000 for the three months ended March 31, 2014 from $2,406,000 during the same period in 2013 due primarily to decreased incentive compensation. Our primary source of cash is cash we generate from customers. Cash received from customers increased $268,000 to $6,240,000 for the three months ended March 31, 2014 from $5,972,000 during the same period in 2013 as a result of increased revenue for the three months ended March 31, 2014 compared to the same period in 2013.

Net cash used in investing activities. We used $770,000 in cash for investing activities for the three months ended March 31, 2014 compared to a use of $484,000 during the same period in 2013. The $286,000 increase was primarily due to an increase in capital expenditures of $449,000 related to field equipment purchases, offset by a decrease in capitalized software development activities of $163,000.

Net cash provided by (used in) financing activities. Net cash provided by financing activities increased $371,000 to $310,000 for the three months ended March 31, 2014 compared to net cash used in financing activities of $61,000 for the same period in 2013. The change is primarily attributable to increased proceeds from notes payable of $764,000, decreased payments on capital lease obligations of $41,000, and proceeds received from the exercise of stock options of $6,000. These increases in cash provided by financing activities were offset by increased uses of cash for payments on our notes payable of $429,000 and an increase in tax withholdings of $11,000 related to net-share settlements of restricted stock units.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our annual report, except for the following:

If we do not adequately protect our proprietary rights and intellectual property or we are subjected to intellectual property claims by others, our business could be seriously damaged.

We rely on a combination of trademarks, copyrights, patents, and trade secret laws to protect our proprietary rights in our products. We have a small number of patents and patent applications pending in jurisdictions related to our business activities. Our pending patent applications and any future applications might not be approved. Moreover, our patents might not provide us with competitive advantages. Third parties might challenge our patents or trademarks or attempt to use infringing technologies or brands which could harm our ability to compete and reduce our revenues, as well as create significant litigation expense. In addition, patents and trademarks held by third parties might have an adverse effect on our ability to do business and could likewise result in significant litigation expense. Recently, we received correspondence from a third party alleging that certain of our products and/or services infringe certain patent applications that such third party is currently prosecuting, which have been, to date, rejected by the United States Patent and Trademark Office (although one of the applications has been granted in foreign jurisdictions).  There are no assurances that any of these applications will issue as valid U.S. patents and, further, any allowed claims of such patents may be substantially different than the pending claims as they presently stand.  If any of these patents issue in the United States or if we market our platform outside of the United States, we may have to license one or more of these patents, defend ourselves in a patent litigation suit or re-design our products. Licensing the patents, defending ourselves in such litigation or re-designing our products, if needed, could result in substantial cost to us and/or ultimately require a payment of royalties or result in an injunction against our products.  Furthermore, third parties might independently develop similar products, duplicate our products or, to the extent patents are issued to us, design around those patents. Others may have filed and, in the future may file, patent applications that are similar or identical to ours. Such third-party patent applications might have priority over our patent applications. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office. Such interference proceedings could result in substantial cost to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Certificate of Incorporation (2)

3.2	Bylaws of the Company, as amended (3)

10.1*	Sixth Amendment to Consulting Agreement, dated March 31, 2014, by and between NTN Buzztime, Inc. and JABAM, Inc. (1)

10.2*	Employment offer letter, dated January 10, 2014, by and between NTN Buzztime, Inc. and Robert Cooney. (1)

10.3*	2014 Incentive Bonus Plan for Robert Cooney, Chief Operating Officer. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Filed or furnished herewith
(2)	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 26, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May15, 2014	By:	/s/ Kendra Berger
Kendra Berger
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)

