Form 10-Q
period 2014-09-30
NTN BUZZTIME INC
filed 2014-11-07
CIK 748592

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014 the registrant had outstanding 92,297,145 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	September 30,	December 31,
	2014	2013
ASSETS		(unaudited)
Current Assets:
Cash and cash equivalents	$9,840	$5,455
Accounts receivable, net of allowances of $479 (unaudited) and $184, respectively	840	641
Prepaid expenses and other current assets	4,651	1,822
Total current assets	15,331	7,918
Broadcast equipment and fixed assets, net	3,334	3,237
Software development costs, net of accumulated amortization of $3,068 (unaudited) and $2,371, respectively	1,546	2,317
Deferred costs	984	562
Goodwill (Note 3)	1,130	1,179
Intangible assets, net (Note 3)	154	160
Other assets	86	84
Total assets	$22,565	$15,457

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$572	$553
Accrued compensation	966	647
Accrued expenses	731	660
Sales taxes payable	151	181
Income taxes payable	76	81
Notes payable - current portion (Note 7)	1,819	631
Obligations under capital lease - current portion	27	25
Deferred revenue	1,621	593
Other current liabilities	120	237
Total current liabilities	6,083	3,608
Notes payable, excluding current portion	2,644	962
Obligations under capital leases, excluding current portion	37	58
Deferred revenue, excluding current portion	463	798
Deferred rent	729	829
Total liabilities	9,956	6,255
Commitments and contingencies (Note 8)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at September 30, 2014 and December 31, 2013.	1	1
Common stock, $.005 par value, 168,000 shares authorized; 92,294 and 78,649 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	461	393
Treasury stock, at cost, 503 shares at September 30, 2014 and December 31, 2013.	(456)	(456)
Additional paid-in capital	128,169	121,432
Accumulated deficit	(116,119)	(112,799)
Accumulated other comprehensive income (Note 9)	553	631
Total shareholders' equity	12,609	9,202
Total liabilities and shareholders' equity	$22,565	$15,457

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$6,005	$5,526	$19,296	$17,174
Operating expenses:
Direct costs (includes depreciation and amortization of $544 and $495 for the three months ended September 30, 2014 and 2013, respectively, and $1,616 and $1,599 for the nine months ended September 30, 2014 and 2013, respectively.)	2,256	1,532	7,592	5,017
Selling, general and administrative	4,863	4,030	13,808	12,203
Impairment of capitalized software (Note 4)	–	23	661	115
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	161	177	464	556
Total operating expenses	7,280	5,762	22,525	17,891
Operating loss	(1,275)	(236)	(3,229)	(717)
Other (expense) income, net	(19)	5	(55)	31
Loss before income taxes	(1,294)	(231)	(3,284)	(686)
Provision for income taxes	(21)	(3)	(28)	(16)
Net loss	$(1,315)	$(234)	$(3,312)	$(702)
Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.01)
Weighted average shares outstanding - basic and diluted	91,316	71,202	86,157	71,043
Comprehensive loss
Net loss	$(1,315)	$(234)	$(3,312)	$(702)
Foreign currency translation adjustment	(82)	40	(78)	(67)
Total comprehensive loss	$(1,397)	$(194)	$(3,390)	$(769)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2014	2013
	(unaudited)	(unaudited)
Cash flows (used in) provided by operating activities:
Net loss	$(3,312)	$(702)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,080	2,155
Provision for doubtful accounts	74	3
Stock-based compensation	180	87
Issuance of common stock to consultant in lieu of cash payment	238	39
Impairment of capitalized software	661	115
Loss from disposition of equipment	1	–
Changes in assets and liabilities:
Accounts receivable	(273)	73
Prepaid expenses and other assets	(3,515)	(481)
Accounts payable and accrued liabilities	264	(83)
Income taxes payable	(2)	(6)
Deferred costs	(424)	204
Deferred revenue	692	(344)
Deferred rent	(100)	(88)
Net cash (used in) provided by operating activities	(3,436)	972
Cash flows used in investing activities:
Capital expenditures	(619)	(424)
Software development expenditures	(607)	(1,222)
Acquisition of software	(150)	–
Net cash used in investing activities	(1,376)	(1,646)
Cash flows provided by (used in) financing activities:
Proceeds from public offering of common stock, net	6,369	–
Proceeds from notes payable	4,321	290
Payments on notes payable	(1,451)	(41)
Principal payments on capital lease	(19)	(94)
Proceeds from exercise of stock options	44	–
Tax withholding related to net-share settlements of restricted stock units	(33)	(10)
Net cash provided by financing activities	9,231	145
Net increase (decrease) in cash and cash equivalents	4,419	(529)
Effect of exchange rate on cash	(34)	(24)
Cash and cash equivalents at beginning of period	5,455	2,721
Cash and cash equivalents at end of period	$9,840	$2,168

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$130	$15
Income taxes	$32	$26
Supplemental disclosure of non-cash investing and financing activities:
Site equipment transferred to fixed assets	$686	$97
Equipment acquired under capital lease	$–	$23
Issuance of common stock in lieu of payment of preferred dividends	$8	$8
Issuance of common stock in connection with acquisition	$–	$1

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

Description of Business

NTN Buzztime, Inc. (the “Company”), provides an entertainment and marketing services platform for hospitality venues that offer games, events, and entertainment experiences to their consumers. The Company’s interactive entertainment network helps its network subscribers to acquire, engage and retain their consumers. The Company generates revenues by charging subscription fees for its service to its network subscribers, leasing equipment (including tablets used in its Buzztime Entertainment on Demand, or BEOND, line and the cases and charging trays for such tablets) to certain network subscribers, hosting live trivia events, and from selling advertising aired on in-venue screens and as part of customized games. In 2014, the Company began generating revenue directly from the consumers of a small number of network subscribers by piloting premium products via the BEOND platform in addition to offering the games that the Company has historically provided to consumers for free. The amount of such revenue has been minimal to date. The pilot program is continuing with a small number of network subscribers, and the Company expects that revenue from premium products will increase as more network subscribers are introduced into the pilot program and as the program is deployed throughout the network. Currently, over 3,000 venues in the U.S. and Canada subscribe to the Company’s interactive entertainment network.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2013. The accompanying condensed balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2014, or any other period.

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2014 and 2013, the Company recorded $31,000 in foreign currency gains and $8,000 in foreign currency losses, respectively, and for the nine months ended September 30, 2014 and 2013, the Company recorded $27,000 and $7,000 in foreign currency gains, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with the Company’s Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income, net in the accompanying statements of operations. Exchange rate fluctuations between the United States dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the three and nine months ended September 30, 2014, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial.

Reclassifications

The Company reclassified the consolidated statement of operations for the three and nine months ended September 30, 2013 and the consolidated statement of cash flows for the nine months ended September 30, 2013 to conform to the 2014 presentation.

(2) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of ASC No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. The total number of shares of the Company’s common stock subject to options, warrants, convertible preferred stock and restricted stock units that were excluded from computing diluted net loss per common share was approximately 14,140,000 and 7,567,000 shares as of September 30, 2014 and 2013, respectively, as their effect was anti-dilutive.

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s goodwill balance relates to the purchase of NTN Canada. The Company performed its quarterly qualitative assessment of goodwill impairment for NTN Canada as of September 30, 2014 and determined that there were no indications of impairment.

Other Intangible Assets

The Company has other intangible assets comprised predominantly of developed technology, trivia databases, trademarks, and acquired customer relationships. All intangible assets are amortized on a straight line basis. The useful lives of the assets reflect the estimated period of time and method by which the underlying intangible asset benefits will be realized. Amortization expense relating to all intangible assets totaled $44,000 and $104,000 for the three months ended September 30, 2014 and 2013, respectively, and $156,000 and $319,000 for the nine months ended September 30, 2014 and 2013, respectively.

(4) SOFTWARE DEVELOPMENT COSTS

The Company capitalizes costs related to the development of certain of its software products in accordance with ASC No. 350, Intangibles – Goodwill and Other. Amortization expense relating to capitalized software development costs totaled $243,000 and $198,000 for the three months ended September 30, 2014 and 2013, respectively, and $697,000 and $648,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, approximately $475,000 and $934,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its quarterly review of software development projects to determine if any were deemed to no longer be a current strategic fit or if the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended. The Company recognized no impairment losses for the three months ended September 30, 2014 and impairment losses of $661,000 for the nine months ended September 30, 2014. The Company recognized impairment losses of $23,000 and $115,000 for the three and nine months ended September 30, 2013, respectively.

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

There were no transfers between fair value measurement levels during the three and nine months ended September 30, 2014.

(6) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. 2004 Performance Incentive Plan, the NTN Buzztime, Inc. 2010 Performance Incentive Plan and the NTN Buzztime, Inc. 2014 Inducement Plan. In September 2009, the NTN Buzztime, Inc. 2004 Performance Incentive Plan expired. From and after the date it expired, no awards could be granted under that plan and all awards that had been granted under that plan before it expired are governed by that plan until they are exercised or expire in accordance with that plan’s terms. The 2010 Performance Incentive Plan provides for the grant of up to 6,000,000 share-based awards and expires in February 2020. The 2014 Inducement Plan, which provides for the grant of up to 4,250,000 share-based awards to new employees as an inducement material to the new employee entering into employment with the Company, was approved by the Nominating and Corporate Governance/Compensation Committee of the Company’s Board of Directors (the “Committee”) in September 2014 in connection with the appointment of Ram Krishnan as the Company’s Chief Executive Officer. As of September 30, 2014, approximately 1,296,000 and 750,000 of share-based awards are available to be issued under the 2010 Performance Incentive Plan and the 2014 Inducement Plan, respectively. The Company’s stock-based compensation plans are administered by the Committee, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.

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

The following weighted-average assumptions were used for grants issued during the three and nine months ended September 30, 2014 and 2013 under the ASC No. 718 requirements.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted-average risk-free rate	1.42%	1.00%	1.37%	0.60%
Weighted-average volatility	79.77%	77.61%	80.27%	79.58%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	4.91 years	4.73 years	4.86 years	4.81 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $68,000 and $34,000, respectively, and $180,000 and $87,000 for the nine months ended September 30, 2014 and 2013, respectively, and is included in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted stock options to purchase 3,828,000 and 127,000 shares of common stock during the three months ended September 30, 2014 and 2013, respectively, and stock options to purchase 5,328,000 and 1,255,000 shares of common stock during the nine months ended September 30, 2014 and 2013, respectively.

The total intrinsic value of options exercised during the three and nine months ended September 30, 2014 was approximately $20,000 and $60,000, respectively. During the three and nine months ended September 30, 2014, the Company received approximately $22,000 and $44,000, respectively, in cash payments for the exercise of options to purchase approximately 87,000 and 185,000 shares, respectively. The total intrinsic value of options exercised was $2,000 and $4,000 for the three and nine months ended September 30, 2013. Pursuant to the Company’s 2004 and 2010 Performance Incentive Plans, stock option exercises may be made on a net-exercise arrangement, where shares of common stock are withheld in the amount of the exercise price as payment of the exercise price instead of cash. Under such net-exercise arrangements, for the three months ended September 30, 2013, options to purchase approximately 10,000 shares of common stock were exercised and approximately 6,000 shares of common stock were issued. For the nine months ended September 30, 2013, options to purchase approximately 25,000 shares of common stock were exercised and approximately 12,000 shares of common stock were issued under such net-exercise arrangements.

(7) NOTES PAYABLE

In May 2013, the Company entered into a financing agreement with a lender under which the Company may borrow up to $500,000 to purchase certain equipment. Over time, the lender has increased the maximum amount the Company may borrow, and as of September 30, 2014, the maximum amount was $7,853,000. The Company may borrow up to the maximum amount in tranches as needed. Each tranche bears interest at 8.32% per annum. With respect to the first $1,000,000 in the aggregate borrowed, principal and interest payments are due in 36 equal monthly installments. With respect to amounts borrowed in excess of the first $1,000,000 in the aggregate, the first monthly payment will be equal to 24% of the principal amount outstanding, and the remaining principal and interest due are payable in 35 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed. Through September 30, 2014, the Company borrowed approximately $5,920,000 of the $7,853,000 maximum amount available. As of September 30, 2014, $4,463,000 remained outstanding, which reflects payments made through September 30, 2014.

In July 2011, the Company entered into an equipment financing agreement with a bank in the amount of $123,000 plus 5.85% interest per annum, which was recorded in short-term and long-term notes payable on the accompanying consolidated balance sheet. The amounts borrowed were used to finance certain equipment purchases and other services related to the relocation of the Company’s Carlsbad, California office. The amount was collateralized by a first priority security interest in the equipment purchased. The amount borrowed was payable over a 36 month period in equal payments of $3,705, which included interest, until fully paid in August 2014. As of September 30, 2014, this note payable was paid in full.

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

The Company is involved in ongoing sales tax inquiries with certain states and provinces. As a result of those inquiries, the Company recorded a total net liability of $26,000 and $27,000 as of September 30, 2014 and December 31, 2013, respectively, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets.

(9) ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of September 30, 2014 and December 31, 2013, $553,000 and $631,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This update is effective for fiscal years ending after December 15, 2016, which for the Company is December 31, 2016, and for annual periods and interim periods thereafter. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015, which for the Company is January 1, 2016; early adoption is permitted. Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, which for the Company is January 1, 2017; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopting the guidance. The Company has not yet selected a transition approach and is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements.

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

(11) CONCENTRATIONS OF RISK

Significant Customer

The Company generated approximately $2,409,000 and $1,544,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $8,155,000 and $4,886,000 for the nine months ended September 30, 2014 and 2013, respectively, of total revenue from Buffalo Wild Wings company-owned restaurants and Buffalo Wild Wings franchised restaurants combined. The Company generates such revenue through orders submitted by each of the individual restaurants. As of September 30, 2014 and December 31, 2013, approximately $332,000 and $99,000, respectively, was included in accounts receivable from Buffalo Wild Wings company-owned restaurants and Buffalo Wild Wings franchised restaurants.

Equipment Suppliers

The tablet used in the Company’s BEOND product line is manufactured by one unaffiliated third party. The Company currently purchases the BEOND tablets from an unaffiliated third party. The Company also currently purchases each piece of the tablet playmaker equipment (consisting of cases and charging trays for the tablet playmaker) from a different unaffiliated third party with respect to each piece of equipment. The Company currently purchases its Classic playmakers from an unaffiliated manufacturer located in Taiwan pursuant to a supply agreement, the term of which automatically renews for one year periods unless the agreement is terminated in advance of the automatic renewal by either party. The Company currently does not have an alternative manufacturer of the tablet or an alternative device to the tablet or alternative manufacturing sources for its tablet playmaker equipment or Classic playmakers. The Company does not currently expect to purchase additional Classic playmakers.

As of September 30, 2014 and December 31, 2013, approximately $68,000 and $32,000, respectively, were included in accounts payable or accrued expenses for equipment suppliers.

(12) GEOGRAPHICAL INFORMATION

Geographic breakdown of the Company’s revenue for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
United States	$5,637,000	$5,216,000	$18,408,000	$16,200,000
Canada	368,000	310,000	888,000	974,000
Total revenue	$6,005,000	$5,526,000	$19,296,000	$17,174,000

Geographic breakdown of the Company’s long-term tangible assets as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
United States	$3,302,000	$3,220,000
Canada	32,000	17,000
Total assets	$3,334,000	$3,237,000

(13) PUBLIC OFFERING OF COMMON STOCK

In April 2014, the Company entered into an underwriting agreement with Roth Capital Partners, LLC, as representative of several underwriters, relating to the issuance and sale of 11,100,000 shares of the Company’s common stock at a public offering price of $0.55 per share.

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

The offering closed in April 2014 and the underwriters exercised their over-allotment option in full. In the aggregate, the Company issued 12,765,000 shares of common stock and received gross proceeds of $7,020,750. The net proceeds to the Company were approximately $6,369,000, after deducting underwriting discounts and estimated offering expenses payable by the Company.

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

We currently generate revenue by charging subscription fees for our service to our network subscribers, leasing equipment to certain network subscribers, hosting live trivia events, and selling advertising aired on in-venue screens and part of customized games. In 2014, we began generating revenue directly from the consumers of a small number of network subscribers by piloting premium products via our BEOND platform in addition to offering the games that we have historically provided to consumers for free. The amount of such revenue has been minimal to date. The pilot program is continuing with a small number of network subscribers, and we expect that revenue from premium products will increase as more network subscribers are introduced into the pilot program and as the program is deployed throughout the network.

Currently, over 3,000 venues in the U.S. and Canada subscribe to our interactive entertainment network, where we estimate it is available on approximately 10,000-15,000 screens daily. We currently have over five million player registrations, and over 50 million of our games are played each year. Additionally, our mobile application has been installed on over one million consumer mobile devices. Approximately 44% of our network subscriber venues are related to national and regional restaurants and include Buffalo Wild Wings, Old Chicago, Beef O’Brady’s, Buffalo Wings & Rings, Native New Yorker, Houlihan’s, Boston Pizza and Black Angus.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2014 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

We generated a net loss of $1,315,000 for the three months ended September 30, 2014 compared to a net loss of $234,000 for the three months ended September 30, 2013.

Revenue

Revenue increased $479,000, or 9%, to $6,005,000 for the three months ended September 30, 2014 from $5,526,000 for the three months ended September 30, 2013 due to increased equipment lease revenue under sales-type lease arrangements of $832,000 and to a lesser extent, due to increased other revenue of $125,000 related to advertising and our hosted live trivia events. The increased revenue was offset by decreased subscription revenue of $478,000 resulting from lower average site count of our Buzztime network subscribers as well as lower average revenue per site. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment) is recognized when we lease BEOND equipment to certain network subscribers. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the party may purchase the equipment for a nominal fee or lease new equipment. Accordingly, we expect this type of equipment lease revenue to fluctuate from period to period as certain network subscribers convert their locations from using the Classic playmakers to the BEOND tablets, and to decrease thereafter.

Comparative site count information for the Buzztime Network is as follows:

	Network Subscribers as of September 30,
	2014	2013
United States	2,834	3,026
Canada	172	194
Total	3,006	3,220

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the three months ended September 30, 2014 and 2013 is show in the table below:

	For the three months ended September 30,
	2014	2013
Revenues	$6,005,000	$5,526,000
Direct Costs	2,256,000	1,532,000
Gross Margin	$3,749,000	$3,994,000

Gross Margin Percentage	62%	72%

Gross margin as a percentage of revenue decreased to 62% for the three months ended September 30, 2014 from 72% for the three months ended September 30, 2013. The decrease in gross margin was primarily related to lower margin sales-type lease arrangements. Direct costs increased $724,000, or 47%, to $2,256,000 for the three months ended September 30, 2014 from $1,532,000 for the three months ended September 30, 2013. The increase in direct costs was due primarily to increased equipment expense of $587,000, and to a lesser extent due to increased service provider fees resulting from existing customers converting to the BEOND platform and increased technical service calls, increased freight expense, increased revenue share expense and increased depreciation and amortization expense. The equipment expense, which is recognized as a one-time expense, primarily relates to BEOND equipment that we purchased to lease to certain network subscribers for approximately three years. We expect this type of equipment expense to fluctuate from period to period as certain network subscribers convert their locations from using the Classic playmakers to the BEOND tablets, and to decrease thereafter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $833,000, or 21%, to $4,863,000 for the three months ended September 30, 2014 from $4,030,000 for the three months ended September 30, 2013. The increase was primarily due to higher payroll and related expense of $681,000 resulting from increased headcount and severance expense, increased professional fees of $91,000, increased travel and entertainment expense of $48,000 and increased bad debt expense of $40,000.

Impairment of Capitalized Software

There was no impairment of capitalized software expense for the three months ended September 30, 2014. Impairment of capitalized software expense for the three months ended September 30, 2013 was $23,000 as a result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $16,000, or 9%, to $161,000 for the three months ended September 30, 2014 from $177,000 for the three months ended September 30, 2013, primarily due to assets becoming fully depreciated or amortized.

Other (Expense) Income, Net

We had other expense, net of $19,000 for the three months ended September 30, 2014, compared to other income, net of $5,000 for the three months ended September 30, 2013. This $24,000 increase in expense was primarily due to increased interest expense due to higher notes payable balances outstanding, offset by foreign currency exchange gains related to the operations of our Canadian subsidiary.

Income Taxes

We expect to incur state income tax liability in 2014 related to our U.S. operations. We also expect to pay income taxes in Canada due to profitability of our Canadian subsidiary. For the three months ended September 30, 2014, we recorded a tax provision of $21,000 compared to a tax provision of $3,000 for the three months ended September 30, 2013. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the three months ended September 30, 2014 and 2013 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended September 30,
	2014	2013
Net loss per GAAP	$(1,315,000)	$(234,000)
Interest expense, net	61,000	4,000
Income tax provision	21,000	3,000
Depreciation and amortization	705,000	672,000
EBITDA	$(528,000)	$445,000

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

We generated a net loss of $3,312,000 for the nine months ended September 30, 2014 compared to a net loss of $702,000 for the nine months ended September 30, 2013.

Revenue

Revenue increased $2,122,000, or 12%, to $19,296,000 for the nine months ended September 30, 2014 from $17,174,000 for the nine months ended September 30, 2013 due primarily to increased equipment lease revenue under sales-type lease arrangements of $3,119,000, and to a lesser extent due to increased other revenue of $433,000 related to advertising and our hosted live trivia events. The increased revenue was offset by decreased subscription revenue of $1,430,000 resulting from lower average site count of our Buzztime network subscribers. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment) is recognized when we lease BEOND equipment to certain network subscribers. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the party may purchase the equipment for a nominal fee or lease new equipment. Accordingly, we expect this type of equipment lease revenue to fluctuate from period to period as certain network subscribers convert their locations from using the Classic playmakers to the BEOND tablets, and to decrease thereafter.

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the nine months ended September 30, 2014 and 2013 is show in the table below:

	For the nine months ended September 30,
	2014	2013
Revenues	$19,296,000	$17,174,000
Direct Costs	7,592,000	5,017,000
Gross Margin	$11,704,000	$12,157,000

Gross Margin Percentage	61%	71%

Gross margin as a percentage of revenue decreased to 61% for the nine months ended September 30, 2014 from 71% for the nine months ended September 30, 2013. The decrease in gross margin was primarily related to lower margin sales-type lease arrangements. Direct costs increased $2,575,000, or 51%, to $7,592,000 for the nine months ended September 30, 2014 from $5,017,000 for the nine months ended September 30, 2013. The increase in direct costs was primarily due to increased equipment expense of $2,425,000, and to a lesser extent due to increased revenue share expense, increased service provider fees resulting from existing customers converting to the BEOND platform and increased technical service calls. The equipment expense, which is recognized as a one-time expense, primarily relates to BEOND equipment that we purchased to lease to certain network subscribers for approximately three years. We expect this type of equipment expense to fluctuate from period to period as certain network subscribers convert their locations from using the Classic playmakers to the BEOND tablets, and to decrease thereafter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,605,000, or 13%, to $13,808,000 for the nine months ended September 30, 2014 from $12,203,000 for the nine months ended September 30, 2013. The increase was due primarily to higher payroll and related expense of $1,130,000 resulting from increased headcount, increased severance expense, capitalizing less salary expense for software development activities and increased stock compensation expense. To a lesser extent, the increase was also due to increased professional fees of $334,000 and increased travel and entertainment expense of $127,000.

Impairment of Capitalized Software

Impairment of capitalized software increased $546,000 to $661,000 for the nine months ended September 30, 2014 from $115,000 for the nine months ended September 30, 2013 as a result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct operating costs) decreased $92,000, or 17%, to $464,000 for the nine months ended September 30, 2014 from $556,000 for the nine months ended September 30, 2013, primarily due to assets becoming fully depreciated or amortized.

Other (Expense) Income, Net

We had $55,000 of other expense, net for the nine months ended September 30, 2014, compared to other income, net of $31,000 for the nine months ended September 30, 2013. This $86,000 increase in expense was primarily due to increased interest expense due to higher notes payable balances outstanding, offset by increased foreign currency exchange gains related to the operations of our Canadian subsidiary.

Income Taxes

For the nine months ended September 30, 2014 and 2013, we recorded a tax provision of $28,000 and $16,000, respectively.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA for the nine months ended September 30, 2014 and 2013.

	For the nine months ended September 30,
	2014	2013
Net loss per GAAP	$(3,312,000)	$(702,000)
Interest expense, net	125,000	16,000
Income tax provision	28,000	16,000
Depreciation and amortization	2,080,000	2,155,000
EBITDA	$(1,079,000)	$1,485,000

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had cash and cash equivalents of $9,840,000 compared to cash and cash equivalents of $5,455,000 as of December 31, 2013.

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

We have a credit facility under which we may borrow up to $7,853,000 for the purchase of certain capital equipment. Through September 30, 2014, we borrowed approximately $5,920,000. As of September 30, 2014, $4,463,000 remained outstanding, which reflects payments made through September 30, 2014.

We believe our existing cash and cash equivalents and the remaining availability on our credit facility will be sufficient to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months. If our cash and cash equivalents are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets, or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of September 30, 2014, we had working capital (current assets in excess of current liabilities) of $9,248,000 compared to working capital of $4,310,000 as of December 31, 2013. The following table shows the change in our working capital from December 31, 2013 to September 30, 2014.

Increase (Decrease)
Working capital as of December 31, 2013	$4,310,000
Changes in current assets:
Cash and cash equivalents	4,385,000
Accounts receivable, net of allowance	199,000
Prepaid expenses and other current assets	2,829,000
Change in total current assets	7,413,000
Changes in current liabilities:
Accounts payable	19,000
Accrued compensation	319,000
Accrued expenses	71,000
Sales taxes payable	(30,000)
Income taxes payable	(5,000)
Notes payable	1,188,000
Obligations under capital lease	2,000
Deferred revenue	1,028,000
Other current liabilities	(117,000)
Change in total current liabilities	2,475,000
Net change in working capital	4,938,000
Working capital as of September 30, 2014	$9,248,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the nine months ended September 30,
	2014	2013
Cash (used in) provided by:
Operating activities	$(3,436,000)	$972,000
Investing activities	(1,376,000)	(1,646,000)
Financing activities	9,231,000	145,000
Effect of exchange rates	(34,000)	(24,000)
Net increase (decrease) in cash and cash equivalents	$4,385,000	$(553,000)

Net cash (used in) provided by operating activities. Net cash used in operating activities was $3,436,000 for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $972,000 for the nine months ended September 30, 2013. The $4,408,000 increase in cash used in operations was primarily due to an increase of net loss of $1,775,000, after giving effect to adjustments made for non-cash transactions and an increase in cash used in operating assets and liabilities of $2,633,000 primarily due to BEOND equipment purchases classified as a prepaid asset not yet deployed to customer locations during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs increased $597,000 to $7,945,000 for the nine months ended September 30, 2014 from $7,348,000 during the nine months ended September 30, 2013, due primarily to increased headcount. Our primary source of cash is cash we generate from customers. Cash received from customers increased $3,066,000 to $20,547,000 for the nine months ended September 30, 2014 from $17,481,000 during the nine months ended September 30, 2013, primarily as a result of increased revenue and deferred revenue for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

Net cash used in investing activities. We used $1,376,000 in cash for investing activities for the nine months ended September 30, 2014 compared to a use of $1,646,000 during the nine months ended September 30, 2013. The $270,000 decrease was primarily due to a decrease in capitalized software development activities of $615,000, offset by an increase in capital expenditures of $195,000 related to field equipment purchases.

Net cash provided by financing activities. Net cash provided by financing activities increased $9,086,000 to $9,231,000 for the nine months ended September 30, 2014, compared to net cash provided by financing activities of $145,000 for the nine months ended September 30, 2013. The change is primarily attributable to approximately $6,369,000 of net proceeds received from our public offering completed in April 2014, an increase in proceeds received from notes payable of $4,031,000, decreased payments on capital lease obligations of $75,000, and proceeds received from the exercise of stock options of $44,000. These increases in cash provided by financing activities were offset by increased uses of cash for payments on our notes payable of $1,410,000 and an increase in tax withholdings of $23,000 related to net-share settlements of restricted stock units.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, or the Exchange Act) as to whether such disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our principal executive officer and principal financial officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Certificate of Incorporation (2)

3.2	Bylaws of the Company, as amended (3)

10.1*	Employment Agreement, dated August 21, 2014, by and between NTN Buzztime, Inc. and Ram Krishnan. (1)

10.2*	Transition Agreement, dated September 5, 2014, by and between NTN Buzztime, Inc. and Kendra Berger. (1)

10.3*	Separation Agreement and General Release, dated October 6, 2014, by and between NTN Buzztime, Inc. and Kirk Nagamine. (1)

10.4(a)*	NTN Buzztime, Inc. 2014 Inducement Plan. (1)

10.4(b)*	Form of Nonstatutory Stock Option Agreement under the NTN Buzztime, Inc. 2014 Inducement Plan. (1)

10.5*	Form of Director and Officer Indemnification Agreement. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Filed or furnished herewith
(2)	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 26, 2008 and incorporated herein by reference.
20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: November 7, 2014	By:	/s/ Sandra Gurrola
Sandra Gurrola
Vice President of Finance
(on behalf of the Registrant, and as its Principal Financial and Accounting Officer)

