Form 10-K
period 2014-12-31
NTN BUZZTIME INC
filed 2015-03-27
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2014, computed by reference to the closing sale price of the common stock on the NYSE MKT on June 30, 2014, was approximately $37.5 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2015, the registrant had 92,380,970 shares of common stock outstanding.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders are incorporated by reference into Part III of this report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to maintain an adequate supply of the tablet and related equipment used in our BEOND product line, (5) our ability to adequately protect our proprietary rights and intellectual property, (6) our ability to raise additional funds in the future, if necessary, on favorable terms, (7) our ability to significantly grow our subscription revenue and implement our other business strategies, and (8) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of this report and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

PART I

ITEM 1.	Business

About Our Business and How We Talk About It

We provide an entertainment and marketing services platform for hospitality venues that offers games, events, and entertainment experiences to their patrons. Our interactive entertainment network helps our network subscribers to acquire, engage and retain patrons. Built on an extended network platform, this entertainment system has historically allowed multiple players to interact at the venue, and now also enables competition between venues, referred to as massively multiplayer gaming. Our current platform, which we refer to as Buzztime Entertainment On Demand, or BEOND, was first introduced as a pilot program in December 2012, was expanded commercially during 2013, and the expansion was scaled during 2014. We continue to enhance our network architecture and the BEOND technology platform and player engagement paradigms. We also continue to support our legacy network product line, which we refer to as Classic.

We currently generate revenue by charging subscription fees for our service to our network subscribers, by leasing equipment (including tablets used in our BEOND platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games and directly from consumers who pay to play or use the premium products we began offering via our BEOND platform in 2014. These premium products currently include an arcade and a digital music jukebox.

Currently, approximately 3,000 venues in the U.S. and Canada subscribe to our interactive entertainment network, of which approximately 37% are using our BEOND platform. We currently have over six million player registrations, and over 80 million games were played during 2014. Additionally, our mobile application has been installed on over one million consumer mobile devices. Approximately 46% of our network subscriber venues are related to national and regional restaurants and include Buffalo Wild Wings, Old Chicago, Aroogas, Buffalo Wings & Rings, Native New Yorker, and Boston Pizza.

We own several trademarks and consider the Buzztime®, Playmaker®, Mobile Playmaker, BEOND Powered by Buzztime and Play Along trademarks to be among our most valuable assets. These and our other registered and unregistered trademarks used in this document are our property. Other trademarks are the property of their respective owners.

Unless otherwise indicated, references in this report: (a) to “Buzztime,” “NTN,” “we,” “us” and “our” refer to NTN Buzztime, Inc. and its consolidated subsidiaries; (b) to “network subscribers” or “customers” refer to hospitality venues that subscribe to our network service; (c) to “consumers” or “players” refer to the individuals that engage in our games, events, and entertainment experiences available at our customers’ venues and (d) to “venues” or “sites” refer to locations (such as a bar or restaurant) of our customers at which our games, events, and entertainment experiences are available to consumers.

Recent Developments

In April 2014, we completed an underwritten public offering in which we issued a total of 12,765,000 shares of our common stock (including shares issued upon exercise of an over-allotment option). The public offering price for each share of common stock was $0.55, and we received $7,020,750 in gross proceeds from the offering. The net proceeds from the offering were approximately $6,369,000, after deducting underwriting discounts of 7% and offering expenses.

Our Strategy

We have historically operated under a subscription-based model where our primary source of revenue was monthly subscription fees from network subscribers. Although we expect that subscription fees will remain our primary source of revenue, we believe there are other transactional consumer revenue streams that could grow as a result of our investment in the BEOND platform, such as revenue generated directly from consumers who play or use our premium products. Our strategy for achieving revenue growth includes the following:

•	Growth through the BEOND platform – Classic migration and new customer acquisition. We are focused on migrating our Classic installed customer base to our BEOND platform and adding new customers to the network. To continue to increase the value of our offering, we will continue to add features, functionality, and services to our BEOND platform that are designed to improve the entertainment, operational and marketing value, including more content, more games, self-ordering, payment and other unique programming such as advertising. We expect these steps to help us build the subscription base of our business.

•	Consumer focus - grow players, game play, and premium engagement. We intend to build the consumer audience, engaging them more with improved entertainment experiences, and providing premium products that we can monetize through direct payment. We expect these steps to help drive organic growth within our existing customer base. We will continue to pilot test premium products at a limited number of venues before they are broadly distributed, and any broader distribution will depend on, among other things, successful pilot testing results.

•	Customer service and retention. We intend to focus on growing our customer base by acquiring more chain accounts as well as increasing the discipline around qualifying prospective independent (i.e., non-chain) customers in an effort to ensure we are spending our resources on independent customers and potential customers that successfully cater to the demographic of consumers who enjoy the games, events, and entertainment experiences we offer.

Geographic Areas

The following table presents the geographic breakdown of our revenue for the last two fiscal years.

	Year Ended December 31,
	2014	2013
United States	96%	95%
Canada	4%	5%

Total	100%	100%

The following table presents the geographic breakdown of our long-term tangible assets for our last two fiscal years.

	Year Ended December 31,
	2014	2013
United States	99%	99%
Canada	1%	1%

Total	100%	100%

Competition

We face direct competition in venues and face competition for total entertainment and marketing dollars in the marketplace from other companies offering similar content and services. A relatively small number of direct competitors are active in the hospitality marketing services and entertainment markets, including E la Carte, Inc., Ziosk, Touchtunes Interactive Networks, The Answer Is . . . Productions Inc., AMI Rowe, and Livewire/Incredible Technologies, Inc. Competing forms of technology, entertainment, and marketing available in hospitality venues include on-table bar and restaurant entertainment systems, music and video-based systems, live entertainment and games, cable, satellite and pay-per-view programming, coin-operated single-player games/amusements, and traffic-building promotions like happy hour specials and buffets.

In addition, we are increasingly competing with games, apps and other forms of entertainment offerings available directly to consumers on their smart phones and tablets.

Buzztime Significant Customer

Our customers range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. Currently, approximately 3,000 venues in the U.S. and Canada subscribe to our interactive entertainment network. For the years ended December 31, 2014 and 2013, we generated approximately $11,438,000 and $7,648,000, respectively, of revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented 44% and 32% of our total revenue for those years, respectively. As of December 31, 2014, approximately $1,558,000 was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees, all of which was received by February 2015, compared to $259,000 as of December 31, 2013.

Backlog

We historically have not had a significant backlog at any time because we have been able to deliver and install new systems at venues within a 30 day period. During 2014, we encountered challenges with the assembly of the cases for our BEOND tablet, which prevented us from delivering and installing new systems within the 30 day period, thereby creating a backlog. As of December 31, 2014, customer agreements worth approximately $1,416,000 were affected by the backlog. We determined the worth of such agreements based on the sum of the annualized amount of the subscription fees, which is recognized as revenue as the service is provided, and the amount of equipment lease revenue, if any, subject to such agreements, which is recognized as revenue upon installation. As of March 24, 2015, the worth of agreements affected by the backlog was approximately $2,723,000. Although our current backlog has increased compared to our backlog at December 31, 2014, we believe we have resolved the case assembly issue and we expect to eliminate the backlog during 2015. See “Item 1A. Risk Factors—A disruption in the supply of equipment could negatively impact our subscriptions and revenue.”

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

We have trademark protection for the names of our key proprietary programming, products, and services to the extent that we believe trademark protection is appropriate. We are expanding our efforts to protect these investments. We consider the Buzztime, Playmaker, Mobile Playmaker, BEOND Powered by Buzztime, and Play Along trademarks and our other related trademarks to be valuable assets, and we seek to protect them through a variety of actions. Our content, branding, and some of our game titles, such as Countdown and Showdown, are also protected by copyright and trademark law.

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

Government Regulations

The cost of compliance with federal, state, and local laws has not had a material effect on our capital expenditures, earnings, or competitive position to date. In June 1998, we received approval from the Federal Communications Commission, orthe FCC,for our 900 MHz classic playmakers, and in December 2012, we received approval from the FCC for our BEOND tablet charging trays. The BEOND tablets we currently use have been certified by its manufacturer.

In addition to laws and regulations applicable to businesses generally, we are also subject to laws and regulations that apply directly to the interactive entertainment and product marketing industries. Additionally, state and federal governments may adopt additional laws and regulations that address issues related to certain aspects of our business such as:

•	user privacy;

•	copyrights;

•	gaming, lottery and alcohol beverage control regulations;

•	consumer protection;

•	the distribution of specific material or content; and

•	the characteristics and quality of interactive entertainment products and services.

As part of our service, we operate games of chance and games of skill. These games are subject to regulation in many jurisdictions. Our games are played just for fun and winner recognition. None of our games award anything of value to winners. Included in our offering are a number of interactive card games, such as Texas Hold’em poker. These card games are restricted in certain jurisdictions. The laws and regulations that govern these games, however, vary in form jurisdiction to jurisdiction and are subject to legislative and regulatory change, as well as law enforcement discretion. We may find it necessary to eliminate, modify, or cancel certain components of our products in certain states or jurisdictions based on changes in law, regulations and law enforcement discretion, which could result in additional development costs and/or the possible loss of customers and revenue.

Web Site Access to SEC Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, and proxy statements and other information we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange are available on our website at www.buzztime.com/business/investor-relations/ under the heading SEC Filings as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. In addition, we make available on that same website under the heading Corporate Governance our (i) our code of conduct and ethics; (ii) our corporate governance guidelines; and (iii) the charter of each active committee of our board of directors. We intend to disclose any amendment to, or a waiver from, a provision of our code of conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K by posting such information on that website.

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

Employees

As of March 24, 2015, we employed approximately 137 people on a full-time basis and 238 people on a part-time basis. We also utilize independent contractors for specific projects and hire as many as 6 seasonal employees as needed to produce our play-along sports games during various professional and collegiate sports seasons. None of our employees are represented by a labor union, and we believe our employee relations are satisfactory.

Our Corporate History

NTN Buzztime, Inc. was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The name was changed to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

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

We may not be able to compete effectively within the highly competitive and evolving interactive games, entertainment and marketing services industries.

We face intense competition in the markets in which we operate. We face significant competition for entertainment and marketing services in hospitality venues from other companies offering similar content and services. Our services also compete with games, apps and other forms of entertainment offerings available directly to consumers on their smart phones and tablets. See “Business—Competition.” Some of our current and potential competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as content development and programming, research and development, strategic acquisitions, alliances, joint ventures, and sales and marketing. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or consumer preferences.

The increased availability of the internet and wireless networks provides consumers with an increasing number of alternatives to our entertainment offerings. With this increasing competition and the rapid pace of change in product and service offerings, we must be able to compete in terms of technology, content, and management strategy. If we fail to provide competitive, engaging, quality services and products, we will lose revenues to competing companies and technologies. Increased competition may also result in price reductions, fewer customer orders, reduced gross margins, longer sales cycles, reduced revenues, and loss of market share.

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

We receive a significant portion of our revenues from Buffalo Wild Wings corporate-owned restaurants and its franchisees, and any decrease in the amount of their business could materially and adversely affect our cash flow and revenue.

For the year ended December 31, 2014, Buffalo Wild Wings corporate-owned restaurants and its franchisees accounted for approximately 44%, or $11,438,000, of our total revenue. As of that date, approximately $1,558,000 was included in accounts receivable, all of which was received by February 2015. If Buffalo Wild Wings, a significant number of its franchisees, or any other customer who may in the future represent a significant portion of our revenue, breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

A disruption in the supply of equipment could negatively impact our subscriptions and revenue.

The BEOND tablet is currently manufactured by one unaffiliated third party, and we currently do not have an alternative manufacturing source for, or an alternative device to, the tablet. We purchase the BEOND tablets from various unaffiliated third parties, and we purchase each piece of the BEOND tablet equipment (consisting of tablet case components and tablet charging trays) from a different unaffiliated third party with respect to each piece of equipment. A different third party assembles the tablet cases. We currently do not have an alternative supply source for the tablet equipment or an alternative tablet case assembler.

If the sole manufacturer of the tablet or any of our sole suppliers or our sole tablet case assembler is delayed in delivering the tablets and related equipment to us, become unavailable, have product quality issues, or shortages occur, we may be unable to timely obtain replacement equipment. For example, during 2014, we encountered challenges with the assembly of the cases for our BEOND tablet, which prevented us from delivering and installing new systems within the time frame requested by customers, thereby creating a backlog. As of December 31, 2014, customer subscription agreements worth approximately $1,416,000 were affected by the backlog. We determined the worth of such agreements based on the sum of the annualized amount of the subscription fees, which is recognized as revenue as the service is provided, and the amount of equipment lease revenue, if any, subject to such agreements, which is recognized as revenue upon installation. As of March 24, 2015, the worth of agreements affected by the backlog was approximately $2,723,000. Although our current backlog is higher than our backlog at December 31, 2014, we believe we will reduce or eliminate the backlog related to case assembly issues during 2015, however, no assurances can be given in that regard and that challenge could continue or other challenges could arise, including challenges related to transitioning to new versions of the tablet that may require different cases, charging trays or other equipment. Delays, unavailability of equipment, product quality issues and shortages could hurt our reputation and customer loyalty, cause subscription cancellations and reduce our revenue.

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

Our cash flow may not cover our capital needs and we may need to raise additional funds in the future.  Such funds may not be available on favorable terms or at all and, if available, may dilute current stockholders.

Our capital requirements will depend on many factors, including:

•	our ability to generate cash from operating activities;

•	acceptance of, and demand for, our interactive games and entertainment;

•	the costs of continuing to develop and implement our BEOND technology platform and product line;

•	the costs of developing new entertainment content, products, or technology or expanding our offering to new media platforms such as the internet and mobile phones;

•	the extent to which we invest in the creation of new entertainment content and new technology; and

•	the number and timing of acquisitions and other strategic transactions, if any.

In addition, in order to fully execute on our long-term strategic initiatives discussed above under the section entitled “Our Strategy,” we believe we will likely require additional funding.

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

We have a history of significant losses, including net losses of $5,030,000 and $1,053,000 for the years ended December 31, 2014 and 2013, respectively, and have an accumulated deficit of $117,845,000 as of December 31, 2014. We may also incur future operating and net losses, due in part to expenditures required to continue to implement our business strategies, including the continued development and implementation of our BEOND technology platform and product line. Despite significant expenditures, we may not be able to achieve or maintain profitability. Moreover, even if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter and year to year.

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

Our success also depends on our ability to implement our other business strategies, which include developing our BEOND platform that allows for consumer play across the digital platform, developing more premium products that allow us to grow the revenue stream directly from consumers, developing dynamic menuing and point-of-sale, or POS, integration competency, and growing our marketing services and sponsorship revenues. Implementing these strategies will require us to dedicate significant resources to, among other things, fully developing and implementing our BEOND technology platform and product line, expanding our other product offerings, customizing our products and services to meet the unique needs of select accounts, and expanding and improving our marketing services and promotional efforts. We may be unable to implement these strategies as currently planned.

Our products and services are subject to government regulations that may restrict our operations or cause demand for our products to decline significantly.

In addition to laws and regulations applicable to businesses generally, we are also subject to laws and regulations that apply specifically to the the interactive entertainment and product marketing industries. In addition, we operate games of chance and, in some instances, award prizes. These games are regulated in many jurisdictions and the laws and regulations vary from jurisdiction to jurisdiction. See “ITEM 1. BUSINESS—Government Regulations.”

We may find it necessary to eliminate, modify, suspend, or cancel certain features of our products (including the games we offer) in certain jurisdictions based on the adoptions of new laws and regulations or changes in law or regulations or the enforcement thereof, which could result in additional development costs and/or the loss of customers and revenue.

Communication or other system failures could result in the cancellation of subscribers and a decrease in our revenues.

We rely on continuous operation of our information technology and communications systems, and those of a variety of third parties, to communicate with and to distribute our services to the locations of our Buzztime network subscribers.  We currently transmit our data to our customers via broadband internet connections including telephone and cable TV networks.  Both our communications systems and those of third parties on which we rely are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, storms, fires, power loss, telecommunications and other network failures, equipment failures, computer viruses, computer denial of service or other attacks, and other causes. These systems are also subject to break-ins, sabotage, vandalism, and to other disruptions, for example if we or the operators of these systems and system facilities have financial difficulties.  Some of our systems are not fully redundant, and our system protections and disaster recovery plans cannot prevent all outages, errors, or data losses. In addition, our services and systems are highly technical and complex and may contain errors or other vulnerabilities. Any errors or vulnerabilities in our products and services, damage to or failure of our systems, any natural or man-made disaster, a decision to close a facility we are using without adequate notice for financial or other reasons, or other unanticipated problems at our facilities or those of a third party, could result in lengthy interruptions in our service to our customers, which could reduce our revenues and cash flow, and damage our brand.  Any interruption in communications or failure of proper hardware or software function at our or our customers’ venues could also decrease customer loyalty and satisfaction and result in a cancellation of our services.

Our management turnover creates uncertainties.

We have experienced significant changes in our senior management team over the past several years. For example, Ram Krishnan was appointed as our chief executive officer in September 2014, and before he was appointed, we had three different individuals and an interim committee serve as our chief executive officer or perform the functions of a chief executive between February 2009 and September 2014. Because of our recent financial and stock performance, geographic location, and other business factors in a relatively small industry, we face substantial challenges in attracting and retaining experienced senior executives. Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Changes to strategic or operating goals with the appointment of new executives may themselves prove to be disruptive. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of our operations and due to cultural differences and friction that may result from changes in strategy and style. Without consistent and experienced leadership, our employees, customers, creditors, stockholders, and others may lose confidence in us.

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

From time to time, state and provincial tax authorities have made inquiries as to whether or not a portion of our services might require the collection of sales and use taxes from customers in those jurisdictions. Many jurisdictions are expanding their interpretation of their sales and use tax statutes to subject more activities to tax. While in the past, the sales and use tax assessments we have paid have not had a significant adverse effect on our operations, such assessments may increase in the future and could adversely affect our operations.

We have incurred significant net operating loss carryforwards that we will likely be unable to use.

As of December 31, 2014, we had federal income tax net operating loss, or NOL, carryforwards of approximately $59.7 million, which begin to expire in 2017. As of December 31, 2014, we had state income tax NOL carryforwards of approximately $25.5 million, portions of which will continue expiring in 2015. We believe that our ability to utilize our NOL carryforwards may be substantially restricted by the passage of time and the limitations of Section 382 of the Internal Revenue Code, which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these Section 382 limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available NOL carryforwards. We have established a full valuation allowance for substantially all of our deferred tax assets, including the NOL carryforwards, since we do not believe we are likely to generate future taxable income to realize these assets.

We are subject to cybersecurity risks and incidents.

Our business involves storing and transmitting payment information of our customers and certain personal information of consumers (such as their name, date of birth, and email address). In the future, we may store and transmit additional personal information of consumers, particularly as the services of the BEOND platform become more advanced to include POS integration. While we have implemented measures designed to prevent security breaches and cyber incidents, any failure of these measures and/or any material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, system downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

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

We could become subject to additional regulations and compliance requirements as we introduce features in direct payments from patrons.

To the extent we expand features and functionality to our BEOND platform that involve us accepting credit card and other forms of payments directly from patrons, we anticipate that we could experience risks associated with becoming subject to additional regulations and compliance requirements (including compliance with payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers) and fraud. Compliance with additional regulations and requirements may be difficult for us or even impossible; thereby limiting or prohibiting our ability to grow the amount of revenue we receive directly from patrons. In addition, if we become subject to these additional regulations and requirements, if we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from patrons.

Risks Relating to the Market for Our Common Stock

Our common stock could be delisted or suspended from trading on the NYSE MKT if we fail to maintain compliance with continued listing criteria.

The NYSE MKT will normally consider suspending dealings in, or delisting, securities selling for a substantial period of time at a low price per share if the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that NYSE MKT deems such action to be appropriate under the circumstances. While the NYSE MKT does not provide bright line minimum share price standards for continued listing, we believe that a price less than $1.00 per share for a substantial period of time may be investigated. Our common stock has traded below $1.00 per share since July 2007.

In addition, the NYSE MKT will normally consider suspending dealings in, or delisting, securities of an issuer which has stockholders' equity of less than $6,000,000 if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Although our stockholders' equity was more than $6,000,000 as of December 31, 2014, we had losses from continuing operations and/or net losses in each of our five most recent fiscal years.

If we are unable to comply with the NYSE MKT continued listing requirements our common stock may be suspended from trading on and/or delisted from the NYSE MKT. Alternatively, in order to avoid delisting for having a low trading price for a substantial period, we may be required to effect a reverse split of our common stock. The delisting of our common stock for whatever reason may materially impair our stockholders' ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices.

In a private placement we completed in November 2013, we issued 6,000,000 shares of our common stock and warrants to purchase 3,600,000 shares of our common stock at an exercise price of $0.40 per share. A registration statement registering the resale of all of those shares is currently effective and we are obligated to use commercially reasonable efforts to maintain such registration statement continuously effective until all such registered shares have been sold.

In addition, since 2009, in connection with acquisitions, we issued (directly or upon the exercise of warrants issued in connection with such acquisitions) an aggregate of approximately 2,798,000 shares of our common stock. As of December 31, 2014, there were outstanding warrants to purchase an aggregate of 6,600,000 shares of common stock at exercise prices ranging from $0.40 to $1.50 per share (including the warrants to purchase 3,600,000 shares we issued in our November 2013 private placement). In addition, as of December 31, 2014, there were 156,000 shares of our Series A Preferred Stock outstanding. The holders of such shares may elect to convert them into shares of our common stock at any time. Based on the current conversion price, we would issue approximately 484,000 shares of our common stock if all of the outstanding shares of our Series A Preferred Stock were so converted. Generally, all of the shares of common stock we issued in connection with the acquisitions, the shares we may issue upon exercise of warrants and the shares of common stock we may issue upon conversion of the Series A Preferred Stock may be sold under Rule 144 of the Securities Act of 1933, subject to any applicable holding period with respect to the shares issued upon exercise of warrants the exercise price of which is paid with cash.

As of December 31, 2014, there were also approximately 7,222,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.14 to $3.33 per share. A registration statement registering such shares of common stock is currently effective.

Accordingly, a significant number of shares of our common stock could be sold at any time.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such resales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to obtain future financing. To the extent the trading price of our common stock at the time of exercise of any of our outstanding options or warrants exceeds their exercise price, such exercise will have a dilutive effect on our stockholders.

Raising additional capital may cause dilution to our existing stockholders and may restrict our operations.

We may raise additional capital at any time and may do so through one or more financing alternatives, including public or private sales of equity or debt securities directly to investors or through underwriters or placement agents. For example, in April 2014, we sold 12,765,000 shares of our common stock in an underwritten public offering. We currently have a shelf registration statement on file under which we could sell up to approximately $18 million worth of securities. Raising capital through the issuance of common stock (or securities convertible into or exchangeable or exercisable for shares of our common stock) may depress the market price of our stock and may substantially dilute our existing stockholders. In addition, our board of directors may issue preferred stock with rights, preferences and privileges that are senior to those of the holders of our common stock. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

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

We are currently involved in sales tax inquiries with certain states and provinces. As a result of those inquiries, we recorded a total net liability of $17,000 and $27,000 as of December 31, 2014 and 2013, respectively, with respect to tax assessments to which we may be subject as a result of such inquiries. Based on the guidance set forth by the Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) No. 450, Contingencies, we deemed the likelihood that we will be required to pay all or part of these assessments as reasonably possible. During the year ended December 31, 2014, we prevailed in one provincial tax inquiry, resulting in a receivable of approximately $108,000 and a reversal of a liability of approximately $25,000. We received the $108,000 in January 2015.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE MKT under the symbol “NTN.” Set forth below are the high and low sales prices for the common stock for the two most recent fiscal years:

	High	Low
Year Ended December 31, 2014
First Quarter	$0.79	$0.55
Second Quarter	$0.85	$0.37
Third Quarter	$0.56	$0.31
Fourth Quarter	$0.48	$0.26

	High	Low
Year Ended December 31, 2013
First Quarter	$0.28	$0.19
Second Quarter	$0.43	$0.24
Third Quarter	$0.49	$0.33
Fourth Quarter	$0.84	$0.36

On March 24, 2015, the closing price for our common stock as reported on the NYSE MKT was $0.52 and there were approximately 840 holders of record.

To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of our Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for our growth. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

We have 156,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or in shares of our common stock. In 2014, we issued approximately 35,000 shares of our common stock for payment of these dividends.

ITEM 6.	Selected Financial Data

Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information otherwise required by this item.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report. Please also see the section entitled “Forward Looking Statements” at the beginning of this report.

Overview

We provide an entertainment and marketing services platform for hospitality venues that offers games, events, and entertainment experiences to their patrons. Our interactive entertainment network helps our network subscribers to acquire, engage and retain patrons.

Results of Operations

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

We generated a net loss of $5,030,000 for the year ended December 31, 2014, compared to net loss of $1,053,000 for the year ended December 31, 2013.

Revenue

We currently generate revenue by charging subscription fees for our service to our network subscriber, by leasing equipment (including tablets used in our BEOND line and the cases and charging trays for such tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games and directly from consumers who pay to play or use the premium products we began offering via our BEOND platform in 2014. The table below summarizes the type of revenue we generated for the years ended December 31, 2014 and 2013:

	Years ended December 31,
	2014		2013
	$	% of Total Revenue	$	% of Total Revenue
Subscription revenue	18,003,000	69.1%	19,807,000	83.4%
Sales-type lease revenue	5,315,000	20.4%	1,724,000	7.3%
Other revenue	2,728,000	10.5%	2,218,000	9.3%
Total	26,046,000	100.0%	23,749,000	100.0%

Revenue increased $2,297,000, or 10%, to $26,046,000 for the year ended December 31, 2014 from $23,749,000 for the year ended December 31, 2013 due primarily to increased equipment lease revenue under sales-type lease arrangements of $3,591,000, and to a lesser extent due to increased other revenue of $510,000 primarily related to advertising and our hosted live trivia events. The increased revenue was offset by decreased subscription revenue of $1,804,000 resulting from lower average site count of our Buzztime network subscribers. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment that we lease) is recognized when we lease BEOND equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. Accordingly, we expect this type of revenue to fluctuate from period to period as certain network subscribers convert their venues from using the Classic playmakers to the BEOND tablets, and to decrease thereafter.

Comparative site count information for the Buzztime network is as follows:

	Network Subscriber Activity as of December 31,
	2014	2013
Site Count - Beginning of Period	3,204	3,638
Installations	350	395
Terminations	(598)	(829)
Site Count - End of Period	2,956	3,204

Geographic breakdown of our ending site count for the Buzztime network is as follows:

	Network Subscribers as of December 31,
	2014	2013
United States	2,781	3,015
Canada	175	189
Total	2,956	3,204

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the years ended December 31, 2014 and 2013:

	For the years ended December 31,
	2014	2013
Revenues	$26,046,000	$23,749,000
Direct Costs	11,148,000	7,686,000
Gross Margin	$14,898,000	$16,063,000

Gross Margin Percentage	57%	68%

The $1,165,000 decrease in gross margin was primarily related to increased sales in lower margin sales-type lease arrangements of the BEOND tablet equipment. The $3,462,000, or 45%, increase in direct costs was primarily due to increased equipment expense of $3,184,000, which includes an accrual of $204,000 related to tablet cases deployed at sites that hawse have deemed probable we will need to repair. To a lesser extent, the increase was also due to increased revenue share expense, service provider fees and content license fees. The equipment expense, which is recognized as a one-time expense, primarily relates to BEOND equipment that we purchased to lease to certain network subscribers for approximately three years. We expect this type of equipment expense to fluctuate from period to period as certain network subscribers convert their sites from using the Classic playmakers to the BEOND tablets, and to decrease thereafter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2,148,000, or 13%, to $18,367,000 for the year ended December 31, 2014 from $16,219,000 for the prior year period. The increase was due primarily to higher payroll and related expense of $1,811,000 resulting from increased headcount, increased severance expense, capitalizing less salary expense for software development activities and increased stock compensation expense. To a lesser extent, the increase was also due to increased professional fees of $221,000, increased travel and entertainment expense of $143,000, increased marketing expense of $89,000 and increased bad debt expense of $85,000. These increases were offset by a decrease in sales tax expense of $200,000 primarily resulting from a credit recognized during 2014 from a non-recurring favorable outcome of a sales tax assessment.

Impairment of Capitalized Software

Impairment of capitalized software increased $438,000 to $668,000 for year ended December 31, 2014 from $230,000 during 2013 as a result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended.

Depreciation and Amortization

Depreciation and amortization expense (excluding depreciation and amortization included in direct costs) decreased $128,000, or 17%, to $605,000 for the year ended December 31, 2014 from $733,000 for 2013 due to assets becoming fully depreciated and amortized.

Other (Expense) Income, Net

We had $204,000 of other expense, net for the year ended December 31, 2014, compared to other income, net of $112,000 for the same period in 2013. This $316,000 increase in expense was primarily due to increased interest expense due to higher notes payable balances outstanding, offset by increased foreign currency exchange gains related to the operations of our Canadian subsidiary and decreased losses from disposals of long-lived assets.

Income Taxes

We expect to incur state income tax liability in 2014 related to our U.S. operations. We also expect to pay income taxes in Canada due to the profitability of NTN Canada. For the years ended December 31, 2014 and 2013, we recorded a net tax provision of $84,000 and $46,000, respectively.

At December 31, 2014, we had net operating loss, or NOL, carryforwards of approximately $59,663,000 and $25,461,000 for federal and state income tax purposes, respectively. There can be no assurance that we will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses.  Further, Section 382 of the Internal Revenue Code imposes limits on the ability to use NOL carryforwards that existed prior to a change in control to offset future taxable income. We completed a Section 382 analysis for the period from January 1, 1992 through December 31, 2013 and determined that we do not expect to be limited in regards to utilizing the total NOL carryforwards that existed as of December 31, 2013, provided we generate sufficient future earnings prior to the expiration of the NOL, and that future changes in ownership do not trigger a Section 382 limitation. Such limitations would reduce, potentially significantly, gross deferred tax assets related to NOL carryforwards.  Based on our analysis of our stockholder activity for the year ended December 31, 2014, there were no ownership changes that caused an annual limitation under the provisions of Section 382. We continue to disclose the NOL carryforwards at their original amount as no potential limitation has been quantified.  We have also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets. In addition, we have approximately $201,000 of state tax credit tax carryforwards that expire in the years 2015 through 2026.

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

The following table reconciles our consolidated net loss per GAAP to EBITDA:

	For the years ended December 31,
	2014	2013
Net income (loss) per GAAP	$(5,030,000)	$(1,053,000)
Interest expense, net	215,000	23,000
Income tax provision	84,000	46,000
Depreciation and amortization	2,745,000	2,849,000
EBITDA	$(1,986,000)	$1,865,000

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $7,185,000 compared to cash and cash equivalents of $5,455,000 as of December 31, 2013.

In April 2014, we completed an underwritten public offering in which we issued a total of 12,765,000 shares of our common stock (including shares issued upon exercise of an over-allotment option). The public offering price for each share of common stock was $0.55, and we received approximately $7,021,000 in gross proceeds from the offering. The net proceeds from the offering were approximately $6,369,000, after deducting underwriting discounts of 7% and offering expenses.

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

We have a credit facility under which we may borrow up to $9,853,000 for the purchase of certain capital equipment. Through December 31, 2014, we borrowed approximately $7,652,000. As of December 31, 2014, $5,319,000 remained outstanding, which reflects payments made through December 31, 2014.

We believe our existing cash and cash equivalents and the remaining availability on our credit facility will be sufficient to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months. In order to increase the likelihood that we will be able to successfully execute our operating and strategic plan and to position the company to better take advantage of market opportunities and opportunities for growth, we are evaluating additional financing alternatives. If our cash and cash equivalents are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses, sell assets, or seek financing. Any actions we may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of December 31, 2014, we had working capital (current assets in excess of current liabilities) of $7,779,000 compared to working capital of $4,310,000 as of December 31, 2013. The following table shows our change in working capital from December 31, 2013 to December 31, 2014.

Increase (Decrease)
Working capital as of December 31, 2013	$4,310,000
Changes in current assets:
Cash and cash equivalents	1,730,000
Accounts receivable, net of allowance	1,549,000
Site equipment to be installed	3,686,000
Prepaid expenses and other current assets	(11,000)
Total current assets	6,954,000
Changes in current liabilities:
Accounts payable	64,000
Accrued compensation	102,000
Accrued expenses	309,000
Sales taxes payable	(48,000)
Income taxes payable	23,000
Notes payable	1,545,000
Obligations under capital lease	3,000
Deferred revenue	1,243,000
Other current liabilities	244,000
Total current liabilities	3,485,000
Net change in working capital	3,469,000
Working capital as of December 31, 2014	$7,779,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the years ended December 31,
	2014	2013
Cash provided by (used in):
Operating activities	$(6,385,000)	$1,741,000
Investing activities	(1,901,000)	(2,697,000)
Financing activities	10,081,000	3,750,000
Effect of exchange rates	(65,000)	(60,000)
Net increase in cash and cash equivalents	$1,730,000	$2,734,000

Net cash (used in) provided by operations. Net cash used in operations was $6,385,000 for the year ended December 31, 2014 compared to net cash provided by operations of $1,741,000 for the same period in 2013. The $8,126,000 increase in cash used in operations was primarily due to an increase of net loss of $3,216,000, after giving effect to adjustments made for non-cash transactions, and an increase in cash used in operating assets and liabilities of $4,910,000 primarily due to an increase in the amount of equipment used in our BEOND platform we purchased that had not yet been installed at sites and an increase in accounts receivable due to timing of payments during the year ended December 31, 2014 compared to the same period in 2013.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs increased $1,125,000 to $11,160,000 for the year ended December 31, 2014 from $10,035,000 during the same period in 2013, primarily due to increased headcount during the year ended December 31, 2014 compared to the same period in 2013.

Our primary source of cash is cash we generate from customers. Cash received from customers increased $1,676,000 to $26,472,000 for the year ended December 31, 2014 from $24,796,000 during the same period in 2013, primarily due to increased revenue and deferred revenue during the year ended December 31, 2014 compared to the same period in 2013.

Net cash used in investing activities. We used $1,901,000 in cash for investing activities during the year ended December 31, 2014 compared to a use of $2,697,000 during the same period in 2013. The $796,000 decrease was primarily due to a decrease in capitalized software development activities of $672,000 and in capital expenditures of $274,000 primarily related to field equipment purchases, offset by an increase in software acquisition costs of $150,000.

Net cash provided by financing activities. Net cash provided by financing activities increased $6,331,000 from $3,750,000 for the year ended December 31, 2013 to $10,081,000 for the year ended December 31, 2014. Contributing to the increase in net cash provided by financing activities was the $6,369,000 of net proceeds we received from a public offering in April 2014, a $4,442,000 increase year-over-year in proceeds from notes payable, a $75,000 decrease year-over-year in payments on capital lease obligations, and the $44,000 we received in 2014 from the exercise of stock options and we received no such proceeds in 2013. The foregoing items that contributed to the increase in net cash provided by financing activities was offset by a $2,239,000 increase year-over-year in cash used for payments on our notes payable and by a $17,000 increase year-over-year in tax withholdings related to net-share settlements of restricted stock units. Also contributing to the change was that in 2013 we received $2,342,000 of net proceeds from a private offering, and we did not conduct a private offering in 2014.

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

Fixed Assets—Fixed assets are recorded at cost. Equipment under capital leases is recorded at the present value of future minimum lease payments. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

We incur a relatively significant level of depreciation expense in relation to our operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices and associated electronics and the computers located at our customer’s sites. Our Classic Playmakers are depreciated over a five-year life, our BEOND Playmakers are depreciated over a three-year life and the associated electronics and computers are depreciated over two to four years. The depreciable life of these assets was determined based on the shorter of the contractual capital lease period or their estimated useful life, which considers anticipated technology changes. If our Playmakers and associated electronics and the computers turn out to have longer lives, on average, than estimated, then our depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and associated electronics and the computers turn out to have shorter lives, on average, than estimated, then our depreciation expense would be significantly increased in those future periods.

ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, we assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. We performed our annual review as of December 31, 2014 of our other intangible assets and determined that certain fully amortized acquired intangible assets no longer had an economic benefit to us, and therefore, we disposed of these assets as of December 31, 2014. (See Note 4 to the accompanying financial statements.) There were no indications of impairment for the year ended December 31, 2013.

Purchase Accounting – We account for acquisitions pursuant to ASC No. 805, Business Combinations. We record all acquired tangible and intangible assets and all assumed liabilities based upon their estimated fair values. During the year ended December 31, 2014, we consummated one immaterial asset acquisition. The purchase price allocation for the asset purchase was final as of December 31, 2014. There were no acquisitions during the year ended December 31, 2013.

Assessments of Functional Currencies—The United States dollar is our functional currency, except for our operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of our foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of our foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2014 and 2013, we recorded $47,000 and $24,000 of foreign currency transaction gains, respectively, due to settlements of intercompany transactions and re-measurement of intercompany balances with our Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income in the accompanying statements of operations. Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect our results of operations and period-to-period comparisons of our operating results. We do not currently engage in hedging or similar transactions to reduce these risks. For the year ended December 31, 2014, the net impact to our results of operations from the effect of exchange rate fluctuations was immaterial.

Revenue Recognition—We recognize revenue from recurring subscription fees for our service earned from our network subscribers, from leasing equipment (including tablets used in our BEOND platform and the cases and charging trays for such tablets) to certain network subscribers, from hosting live trivia events, from selling advertising aired on in-venue screens and as part of customized games, from distribution and licensing fees from our Buzztime-branded content delivered primarily through our interactive consumer platforms and directly from consumers who pay to play or use the premium products we began offering via our BEOND platform in 2014. To the extent any of the foregoing contains multiple deliverables, we evaluate the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. Arrangements for the transmission of our Buzztime network contain two deliverables: the installation of equipment and the transmission of our network content for which we receive monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting. Therefore, for our Classic product, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship. Because deployment of our BEOND platform is so new, we have not yet established an estimated life of a BEOND customer, and therefore, we are deferring and recognizing installation fees as revenue on a straight-line basis over the customer contract term. All installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

In addition, the direct expenses of the installation, commissions, setup and training are being deferred and amortized on a straight-line basis and are classified as deferred costs on the accompanying consolidated balance sheets. For these direct expenses that are associated with our Classic product, the amortization period approximates the estimated life of the customer relationship for deferred direct costs that are of an amount that is less than or equal to the deferred revenue for the related contract. For costs that exceed the deferred revenue, the amortization period is the initial term of the contract, in accordance with ASC No. 605, which is generally one year. For direct costs associated with our BEOND platform, the amortization period approximates the life of the contract.

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

Because our current leasing agreement meets at least one of the criteria above, because collectability of the minimum lease payments is reasonably assured and because there are no important uncertainties surrounding the amount of reimbursable costs yet to be incurred under the lease, we classify the lease as a sales-type lease, and we recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed and determinable and collectability is reasonably assured.

We recognize revenues from selling advertising, from hosting live trivia events, from consumers who pay to play our premium products, and from royalties related to the licensing of our Buzztime-branded content when all material services or conditions relating to the transaction have been performed or satisfied.

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

Software Development Costs—We capitalize costs related to the development of certain software products in accordance with ASC No. 350. Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $912,000 and $864,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, approximately $495,000 and $934,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the years ended December 31, 2014 and 2013, and determined to abandon various software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $668,000 and $230,000 was recognized for the years ended December 31, 2014 and 2013, respectively, which is separately stated on our consolidated statements of operations.

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

The following weighted average assumptions were used for grants issued during 2014 and 2013 under the ASC No. 718 requirements:

	2014	2013
Weighted average risk-free rate	1.38%	0.60%
Weighted average volatility	80.37%	79.82%
Dividend yield	0.00%	0.00%
Expected life	4.87 years	4.80 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. Stock-based compensation expense for employees for the years ended December 31, 2014 and 2013 was $283,000 and $132,000, respectively, and is included in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

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

ASC No. 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion are measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. We have reviewed our tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for income taxes required.

Earnings Per Share—Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. Our basic and fully diluted EPS calculation are the same since the increased number of shares that would be included in the diluted calculation from assumed exercise of common stock equivalents would be anti-dilutive to the net loss in each of the years shown in the consolidated financial statements.

Segment Reporting - In accordance with ASC No. 280, Segment Reporting, we have determined that we operate as one operating segment. Decisions regarding our overall operating performance and allocation of our resources are assessed on a consolidated basis.

Recent Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Topic 225). This ASU updated the accounting guidance related to extraordinary and unusual items by eliminating the concept of extraordinary items. In addition, disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for us is January 1, 2016. Early adoption is permitted. We do not anticipate that the adoption of this update will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This update is effective for fiscal years ending after December 15, 2016, which for us is December 31, 2016, and for annual periods and interim periods thereafter. We do not anticipate that the adoption of this update will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. This update is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015, which for us is January 1, 2016; early adoption is permitted. Entities may apply the amendments in this update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not anticipate that the adoption of this update will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, which for us is January 1, 2017; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopting the guidance. We have not yet selected a transition approach and we are currently assessing the impact on our consolidated financial statements from the adoption of this new accounting guidance.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). This update provides guidance on recognizing and disclosing discontinued operations. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014, which for us was January 1, 2015. Adopting this update did not have a material impact on our consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Information responsive to this Item will be included in our definitive proxy statement relating to our 2015 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014 (the “Proxy Statement”) and is incorporated herein by reference.

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

Financial Statement Schedules. None

Exhibits. The following exhibits are filed or furnished as a part of this report:

INDEX TO EXHIBITS

Exhibit	Description	Incorporation By Reference

3.1	Restated Certificate of Incorporation	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.

3.3	Bylaws of the Company, as amended	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 26, 2008 and incorporated herein by reference.

4.1	Specimen Common Stock Certificate	Previously filed as an exhibit to the registrant’s registration statement on Form 8-A, File No. 0-19383, and incorporated by reference.

4.2	Form of Common Stock Purchase Warrant issued on May 11, 2009 by and between NTN Buzztime, Inc. and Instant Access Media, LLC	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 31, 2010 and incorporated herein by reference.

4.3	Form of warrant issued on November 12, 2013	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 13, 2013 and incorporated herein by reference.

10.1(a)*	2004 Performance Incentive Plan	Previously filed as Appendix A to the Definitive Proxy Statement on Schedule 14A filed by the registrant on September 3, 2004 and incorporated herein by reference.

10.1(b)*	Form of Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

10.1(c)*	Form of Non-Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

10.1(d)*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

10.1(e)*	Form of Initial Director Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

10.1(f)*	Form of Annual Director Stock Option Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 9, 2007 and incorporated herein by reference.

Exhibit	Description	Incorporation By Reference

10.1(g)*	Form of Stock Unit Award Agreement under the 2004 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on March 24, 2009 and incorporated herein by reference.

10.2(a)*	2010 Performance Incentive Plan	Previously filed as an exhibit to the Definitive Proxy Statement on Schedule 14A filed by the registrant on April 29, 2010 and incorporated herein by reference.

10.2(b)*	Form of Incentive Stock Option Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference.

10.2(c)*	Form of Nonstatutory Stock Option Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on May 14, 2010 and incorporated herein by reference.

10.2(d)*	Form of Stock Unit Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on November 9, 2012 and incorporated herein by reference.

10.2(e)*	Form of Restricted Stock Grant Agreement under the 2010 Performance Incentive Plan	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 29, 2013 and incorporated herein by reference.

10.3(a)	Office Lease, dated February 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company Filed herewith.	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 25, 2011 and incorporated herein by reference.

10.3(b)	Confirmation of Lease Term, dated June 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 12, 2011 and incorporated herein by reference.

10.4	Registration Rights Agreement dated as of May 11, 2009 by and between the Company and Instant Access Media, LLC et al.	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on May 15, 2009 and incorporated by reference.

10.5(a)*	Consulting Agreement, dated July 2, 2012, between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on November 9, 2012 and incorporated herein by reference.

10.5(b)*	First Amendment to Consulting Agreement, dated July 2, 2012, between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 29, 2013 and incorporated herein by reference.

10.5(c)*	Second Amendment to Consulting Agreement, dated January 11, 2013, by and between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on May 13, 2013 and incorporated herein by reference.

10.5(d)*	Third Amendment to Consulting Agreement, dated July 1, 2013, by and between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.

10.5(e)*	Fourth Amendment to Consulting Agreement, dated September 27, 2013, by and between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference.

Exhibit	Description	Incorporation By Reference

10.5(f)*	Fifth Amendment to Consulting Agreement, dated December 19, 2013, by and between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 31, 2014 and incorporated herein by reference.

10.5(g)*	Sixth Amendment to Consulting Agreement, dated March 31, 2014, by and between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on May 15, 2014 and incorporated herein by reference.

10.5(h)*	Seventh Amendment to Consulting Agreement, dated August 12, 2014, by and between NTN Buzztime, Inc. and JABAM, Inc.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2014 and incorporated herein by reference.

10.6*	Employment offer letter, dated January 10, 2014, by and between NTN Buzztime, Inc. and Robert Cooney.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on May 15, 2014 and incorporated herein by reference.

10.7(a)*	2014 Incentive Bonus Plan for Robert Cooney, Chief Operating Officer.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on May 15, 2014 and incorporated herein by reference.

10.7(b)*	2014 Amended and Restated Incentive Bonus Plan Chief Operating Officer.	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on June 10, 2014 and incorporated herein by reference.

10.8*	Employment offer letter, dated May 6, 2014, by and between NTN Buzztime, Inc. and William Thomas.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2014 and incorporated herein by reference.

10.9*	Employment Agreement, dated August 21, 2014, by and between NTN Buzztime, Inc. and Ram Krishnan.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference.

10.10*	Transition Agreement, dated September 5, 2014, by and between NTN Buzztime, Inc. and Kendra Berger.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference.

10.11*	Separation Agreement and General Release, dated October 6, 2014, by and between NTN Buzztime, Inc. and Kirk Nagamine.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference.

10.12*	NTN Buzztime, Inc. 2014 Inducement Plan.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference.

10.13*	Form of Nonstatutory Stock Option Agreement under the NTN Buzztime, Inc. 2014 Inducement Plan.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference.

10.14*	Form of Director and Officer Indemnification Agreement.	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on November 7, 2014 and incorporated herein by reference.

10.15*	Employment offer letter, dated December 16, 2014, by and between NTN Buzztime, Inc. and Allen Wolff.	Filed herewith.

10.16	Securities Purchase Agreement dated November 12, 2013, by and among the registrant and the purchasers identified therein	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 13, 2013 and incorporated herein by reference.

Exhibit	Description	Incorporation By Reference

10.17	Registration Rights agreement dated November 12, 2013, by and among the registrant and the purchasers identified therein	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on November 13, 2013 and incorporated herein by reference.

10.18*	NTN Buzztime, Inc. 2014 Incentive Bonus Plan Chief Development Officer	Previously filed as an exhibit to the registrant’s report on Form 8-K filed on January 6, 2014 and incorporated herein by reference.

21.1	Subsidiaries of Registrant	Filed herewith.

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP	Filed herewith.

24.1	Power of attorney	Included on the signatures page of this report.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Management Contract or Compensatory Plan

#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2015

NTN BUZZTIME, INC.

By:	/s/ Allen Wolff
Allen Wolff Chief Financial Officer (As Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ram Krishnan and Allen Wolff, and each of them acting individually, as his or her true and lawful attorneys-in-fact and agents, each with full power to act alone, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ram Krishnan Ram Krishnan	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2015

/s/ Allen Wolff Allen Wolff	Chief Financial Officer (Principal Financial Officer)	March 27, 2015

/s/ Sandra Gurrola Sandra Gurrola	Vice President of Finance (Principal Accounting Officer)	March 27, 2015

/s/ Jeff Berg Jeff Berg	Chairman of the Board of Directors	March 27, 2015

/s/ Mary Beth Lewis Mary Beth Lewis	Director	March 27, 2015

/s/ Steve Mitgang Steve Mitgang	Director	March 27, 2015

/s/ Tony Uphoff Tony Uphoff	Director	March 27, 2015

/s/ Paul Yanover Paul Yanover	Director	March 27, 2015

NTN BUZZTIME, INC. AND SUBSIDIARIES

(Formerly NTN Communications, Inc. and Subsidiaries)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NTN Buzztime, Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. and Subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statement of operations and comprehensive loss, shareholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

Newport Beach, CA

March 27, 2015

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$7,185	$5,455
Accounts receivable, net of allowances of $214 and $184, respectively	2,190	641
Site equipment to be installed	4,755	1,069
Prepaid expenses and other current assets	742	753
Total current assets	14,872	7,918
Fixed assets, net (Note 3)	3,400	3,237
Software development costs, net of accumulated amortization of $3,110 and $2,371, respectively	1,634	2,317
Deferred costs	1,092	562
Goodwill (Note 4)	1,084	1,179
Intangible assets, net (Note 4)	129	160
Other assets	57	84
Total assets	$22,268	$15,457

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$617	$553
Accrued compensation (Note 6)	749	647
Accrued expenses	969	660
Sales taxes payable	133	181
Income taxes payable	104	81
Notes payable - current portion (Note 11)	2,176	631
Obligations under capital lease - current portion (Note 11)	28	25
Deferred revenue	1,836	593
Other current liabilities	481	237
Total current liabilities	7,093	3,608
Notes payable, excluding current portion	3,143	962
Obligations under capital leases, excluding current portion	30	58
Deferred revenue, excluding current portion	378	798
Deferred rent	693	829
Other liabilities	7	–
Total liabilities	11,344	6,255
Commitments and contingencies (Notes 11 and 12)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at December 31, 2014 and December 31, 2013.	1	1
Common stock, $.005 par value, 168,000 shares authorized at December 31, 2014 and December 31, 2013; 92,370 and 78,649 shares issued and outstanding at December 31, 2014 and 2013, respectively.	462	393
Treasury stock, at cost, 503 shares at December 31, 2014 and December 31, 2013, respectively	(456)	(456)
Additional paid-in capital	128,283	121,432
Accumulated deficit	(117,845)	(112,799)
Accumulated other comprehensive income (Note 13)	479	631
Total shareholders' equity	10,924	9,202
Total liabilities and shareholders' equity	$22,268	$15,457

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013

Revenues
Subscription revenue	$18,003	$19,807
Sales-type lease revenue	5,315	1,724
Other revenue	2,728	2,218
Total Revenue	26,046	23,749
Operating expenses:
Direct operating costs (includes depreciation and amortization of $2,139 and $2,116, respectively)	11,148	7,686
Selling, general and administrative	18,367	16,219
Impairment of capitalized software	668	230
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	605	733
Total operating expenses	30,788	24,868
Operating loss	(4,742)	(1,119)
Other (expense) income:
Interest income	8	3
Interest expense	(223)	(26)
Other income	11	135
Total other (expense) income, net	(204)	112
Loss before income taxes	(4,946)	(1,007)
Provision for income taxes	(84)	(46)
Net loss	$(5,030)	$(1,053)

Net loss per common share - basic and diluted	$(0.06)	$(0.01)

Weighted average shares outstanding - basic and diluted	87,580	71,962

Comprehensive loss
Net loss	$(5,030)	$(1,053)
Foreign currency translation adjustment (Note 13)	(152)	(137)
Total comprehensive loss	$(5,182)	$(1,190)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2014 and 2013

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Total
Balances at January 1, 2013	156	$1	71,123	$355	$118,956	$(456)	$(111,730)	$768	$7,894

Foreign currency translation adjustment	–	–	–	–	–	–	–	(137)	(137)
Net loss	–	–	–	–	–	–	(1,053)	–	(1,053)
Net proceeds from issuance of common stock and warrants related to private placement	–	–	6,000	30	2,312	–	–	–	2,342
Issuance of common stock upon exercise of stock options	–	–	17	–	1	–	–	–	1
Issuance of common stock upon vesting of restricted stock units	–	–	326	2	(18)	–	–	–	(16)
Issuance of common stock upon exercise of warrants	–	–	798	4	(4)	–	–	–	–
Issuance of common stock related to acquisition of Interactive Hospitality	–	–	250	1	(1)	–	–	–	–
Issuance of common stock in lieu of payment to consultant	–	–	100	1	38	–	–	–	39
Issuance of stock in lieu of dividends	–	–	35	–	16	–	(16)	–	–
Non-cash stock based compensation	–	–	–	–	132	–	–	–	132

Balances at December 31, 2013	156	$1	78,649	$393	$121,432	$(456)	$(112,799)	$631	$9,202

Foreign currency translation adjustment	–	–	–	–	–	–	–	(152)	(152)
Net loss	–	–	–	–	–	–	(5,030)	–	(5,030)
Net proceeds from issuance of common stock related to public offering	–	–	12,765	64	6,305	–	–	–	6,369
Issuance of common stock upon exercise of stock options	–	–	228	1	43	–	–	–	44
Issuance of common stock upon vesting of restricted stock units	–	–	119	1	(34)	–	–	–	(33)
Issuance of common stock in lieu of payment to consultant	–	–	574	3	239	–	–	–	242
Issuance of stock in lieu of dividends	–	–	35	–	16	–	(16)	–	–
Non-cash stock based compensation	–	–	–	–	282	–	–	–	282

Balances at December 31, 2014	156	$1	92,370	$462	$128,283	$(456)	$(117,845)	$479	$10,924

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2014	2013
Cash flows (used in) provided by operating activities:
Net loss	$(5,030)	$(1,053)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,745	2,849
Provision for doubtful accounts	120	35
Stock-based compensation	282	132
Issuance of common stock to consultant in lieu of cash payment	242	39
Impairment of capitalized software	668	230
Loss from disposition of equipment and capitalized software	1	13
Changes in assets and liabilities:
Accounts receivable	(1,675)	(66)
Site equipment to be installed	(4,646)	(744)
Prepaid expenses and other assets	33	147
Accounts payable and accrued liabilities	692	(49)
Income taxes payable	30	7
Deferred costs	(533)	37
Deferred revenue	822	284
Deferred rent	(136)	(120)
Net cash provided by operating activities	(6,385)	1,741
Cash flows used in investing activities:
Capital expenditures	(835)	(1,109)
Software development expenditures	(916)	(1,588)
Acquisition of software	(150)	–
Net cash used in investing activities	(1,901)	(2,697)
Cash flows provided by financing activities:
Principal payments on capital lease	(25)	(100)
Proceeds from notes payable	6,049	1,607
Payments on notes payable	(2,323)	(84)
Proceeds from exercise of stock options	44	1
Proceeds from public offering of common stock, net	6,369	–
Proceeds from private placement of common stock, net	–	2,342
Tax withholding related to net-share settlements of restricted stock units	(33)	(16)
Net cash provided by financing activities	10,081	3,750
Net increase in cash and cash equivalents	1,795	2,794
Effect of exchange rate on cash	(65)	(60)
Cash and cash equivalents at beginning of year	5,455	2,721
Cash and cash equivalents at end of year	$7,185	$5,455

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$222	$26
Income taxes	$35	$26
Supplemental disclosure of non-cash investing and financing activities:
Site equipment transferred to fixed assets	$959	$248
Equipment acquired under capital lease	$–	$23
Issuance of common stock in lieu of payment of dividends	$16	$16
Issuance of common stock in connection with net-share exercise of stock options and warrants	$–	$4
Issuance of common stock in connection with acquisition	$–	$1

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

1.	Organization of Company

Description of Business

NTN Buzztime, Inc. (the “Company”) was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The Company changed its name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

The Company provides an entertainment and marketing services platform for hospitality venues that offers games, events, and entertainment experiences to their patrons. The Company’s interactive entertainment network helps its network subscribers to acquire, engage and retain their patrons. The Company generates revenues by charging subscription fees for its service to its network subscribers, by leasing equipment (including tablets used in its BEOND platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games and directly from consumers who pay to play or use the premium products the Company began offering via its BEOND platform in 2014. These premium products currently include an arcade and a digital music jukebox. Currently, approximately 3,000 venues in the U.S. and Canada subscribe to the Company’s interactive entertainment network, of which approximately 37% are using our BEOND platform.

Basis of Accounting Presentation

The consolidated financial statements include the accounts of NTN Buzztime, Inc. and its wholly-owned subsidiaries: IWN, Inc., IWN, L.P., Buzztime Entertainment, Inc., NTN Wireless Communications, Inc., NTN Software Solutions, Inc., NTN Canada, Inc., and NTN Buzztime, Ltd., all of which, other than NTN Canada, Inc., are dormant subsidiaries. Unless otherwise indicated, references to the Company include its consolidated subsidiaries.

Reclassifications

The Company reclassified the consolidated balance sheet, the consolidated statement of operations and comprehensive loss, and the consolidated statement of cash flows for the period ended December 31, 2013 to conform to the 2014 presentation. Reclassifications had no impact on net loss or cash flows.

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

Capital Resources—The Company has a credit facility with a lender under which the Company may borrow up to $9,853,000 for the purchase of certain capital equipment. Through 2014, the Company borrowed approximately $7,652,000, which is recorded in short-term and long-term notes payable on the accompanying consolidated balance sheet. As of December 31, 2014, $5,319,000 remained outstanding. The Company believes existing cash and cash equivalents and the remaining availability on its credit facility will be sufficient to meet its operating cash requirements and to fulfill its debt obligations for at least the next twelve months. If net cash provided by operating activities and its cash and cash equivalents on hand are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions the Company may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds. If the Company requires additional capital, it may be unable to secure additional financing on terms that are acceptable to the Company, or at all.

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

Fixed Assets—Fixed assets are recorded at cost. Equipment under capital leases is recorded at the present value of future minimum lease payments. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

The Company incurs a relatively significant level of depreciation expense in relation to its operating income. The amount of depreciation expense in any fiscal year is largely related to the estimated life of handheld wireless Playmaker devices and associated electronics and the computers located at its network subscribers’ sites. The Classic Playmakers are depreciated over a five-year life, the BEOND Playmakers are depreciated over a three-year life and the associated electronics and computers are depreciated over two to four years. The depreciable life of these assets was determined based on the shorter of the contractual capital lease period or their estimated useful life, which considers anticipated technology changes. If the Playmakers and associated electronics and the computers turn out to have longer lives, on average, than estimated, then depreciation expense would be significantly reduced in those future periods. Conversely, if the Playmakers and associated electronics and the computers turn out to have shorter lives, on average, than estimated, then depreciation expense would be significantly increased in those future periods.

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are assessed quarterly for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. If after assessing the totality of events or circumstances the Company determines it is not more likely than not that the goodwill is less than its carrying amount, then performing the two-step impairment test outlined in ASC No. 350 is unnecessary. During the year ended December 31, 2014, the Company performed the annual assessment of its goodwill related to NTN Canada, Inc., and determined that there were no indications of impairment.

ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. The Company performed its annual review of its other intangible assets as of December 31, 2014 and determined that certain fully amortized acquired intangible assets no longer had an economic benefit to the Company and therefore, it disposed of these assets as of December 31, 2014. (See Note 4 to the accompanying consolidated financial statements). There were no indications of impairment for the year ended December 31, 2013.

Assessments of Functional Currencies—The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Canadian subsidiary is measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of its foreign subsidiary have been translated into U.S. dollars at weighted average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange on the balance sheet date. The resulting translation gain and loss adjustments are recorded as a separate component of shareholders’ equity, unless there is a sale or complete liquidation of the underlying foreign investments. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2014 and 2013, the Company recorded $47,000 and $24,000 of foreign currency transaction gains, respectively, due to settlements of intercompany transactions, re-measurement of intercompany balances with its Canadian subsidiary and other non-functional currency denominated transactions, which are included in other income in the accompanying statements of operations. Fluctuations in the rate of exchange between the U.S. dollar and Canadian dollar may affect the Company’s results of operations and period-to-period comparisons of its operating results. The Company does not currently engage in hedging or similar transactions to reduce these risks. For the years ended December 31, 2014 and 2013, the net impact to the Company’s results of operations from the effect of exchange rate fluctuations was immaterial.

Revenue Recognition—The Company recognizes revenue from recurring subscription fees for its service earned from its network subscribers, from leasing equipment (including tablets used in its BEOND platform and the cases and charging trays for the tablets) to certain network subscribers, from hosting live trivia events, from selling advertising aired on in-venue screens and as part of customized games, from distribution and licensing fees from its Buzztime-branded content delivered primarily through its interactive consumer platforms and directly from consumers who pay to play or use the premium products the Company began offering via its BEOND platform in 2014. To the extent any of the foregoing contain multiple deliverables the Company evaluates the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. The Company’s arrangements for the transmission of the Buzztime network contain two deliverables: the installation of its equipment and the transmission of its network content for which the Company receives monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting. Therefore, for the Company’s Classic product, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship. Because deployment of the Company’s BEOND platform is so new, it has not yet established an estimated life of a BEOND customer, and therefore, it is deferring and recognizing installation fees as revenue on a straight-line basis over the customer contract term. All installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

In addition, the direct expenses of the installation, commissions, setup and training are deferred and amortized on a straight-line basis and are classified as deferred costs on the accompanying consolidated balance sheets. For these direct expenses that are associated with the Classic product, the amortization period approximates the estimated life of the customer relationship for deferred direct costs that are of an amount that is less than or equal to the deferred revenue for the related contract. For costs that exceed the deferred revenue, the amortization period is the initial term of the contract, in accordance with ASC No. 605, which is generally one year. For direct costs associated with the BEOND platform, the amortization period approximates the life of the contract.

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

Because the Company’s current leasing agreement meets at least one of the criteria above because collectability of the minimum lease payments is reasonably assured and because there are no important uncertainties surrounding the amount of reimbursable costs yet to be incurred under the lease, the Company classifies the lease as a sales-type lease, and it recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed and determinable and collectability is reasonably assured.

The Company recognizes revenues from selling advertising, from hosting live trivia events, from consumers who pay to play the Company’s premium products, and from royalties related to the licensing of its Buzztime-branded content when all material services or conditions relating to the transaction have been performed or satisfied.

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

Software Development Costs—The Company capitalizes costs related to developing certain software products in accordance with ASC No. 350. Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $912,000 and $864,000 for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, approximately $495,000 and $934,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the years ended December 31, 2014 and 2013, and determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $668,000 and $230,000 was recognized for the years ended December 31, 2014 and 2013, respectively, which is separately stated on the Company’s consolidated statements of operations.

Advertising Costs – Marketing-related advertising costs are expensed as incurred and amounted to $3,000 and $9,000 for the years ended December 31, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

ASC No. 740, Income Taxes, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meets the “more-likely-than-not” criterion are measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. The Company reviewed its tax positions and determined that an adjustment to the tax provision is not considered necessary nor is a reserve for income taxes required.

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

Segment Reporting—In accordance with ASC No. 280, Segment Reporting, the Company has determined that it operates as one operating segment. Decisions regarding the Company’s overall operating performance and allocation of its resources are assessed on a consolidated basis.

Recent Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Topic 225). This ASU updated the accounting guidance related to extraordinary and unusual items by eliminating the concept of extraordinary items. In addition, disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for the Company is January 1, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This update is effective for fiscal years ending after December 15, 2016, which for the Company is December 31, 2016, and for annual periods and interim periods thereafter. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, which for the Company is January 1, 2017; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopting the guidance. The Company has not yet selected a transition approach and is currently assessing the impact on its consolidated financial statements from the adoption of this new accounting guidance.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). This update provides guidance on recognizing and disclosing discontinued operations. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2014, which for the Company is January 1, 2015. Adopting this update did not have a material impact on the Company’s consolidated financial statements.

3.	Fixed Assets

Fixed assets are recorded at cost and consist of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Broadcast equipment	$19,831,000	$18,699,000
Machinery and equipment	2,085,000	1,940,000
Furniture and fixtures	192,000	185,000
Leasehold improvements	610,000	610,000
Other equipment	24,000	24,000
	22,742,000	21,458,000

Accumulated depreciation	(19,342,000)	(18,221,000)
Total	$3,400,000	$3,237,000

Depreciation expense totaled $1,652,000 and $1,567,000 for the years ended December 31, 2014 and 2013, respectively.

4.	Goodwill and Other Intangible Assets

The Company’s goodwill balance of $1,084,000 and $1,179,000 as of December 31, 2014 and 2013, respectively, primarily relates to the purchase of NTN Canada. The Company performed its annual assessment of goodwill impairment for NTN Canada as of December 31, 2014, and it was determined that there were no indications of impairment.

The Company also has other intangible assets comprised predominantly of developed technology, trivia databases, trademarks, and acquired customer relationships. The Company performed its annual review of its other intangible assets and determined that certain fully amortized acquired intangible assets no longer had an economic benefit to the Company and therefore disposed of these assets during the year ended December 31, 2014. There were no indications of impairment for the year ended December 31, 2013.

The weighted average remaining useful life for all intangible assets is 2.6 years as of December 31, 2014. Amortization expense relating to all intangible assets totaled $181,000 and $418,000 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, intangible assets with estimable lives were comprised of the following:

	December 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	$150,000	$(21,000)	$129,000	$599,000	$(559,000)	$40,000
Acquired customer lists	435,000	(435,000)	–	545,000	(425,000)	120,000
Trivia database	384,000	(384,000)	–	417,000	(417,000)	–
Trademarks and trademark licenses	67,000	(67,000)	–	67,000	(67,000)	–
Acquired subscription customers	–	–	–	874,000	(874,000)	–
Acquired advertising customers	–	–	–	302,000	(302,000)	–

Total	$1,036,000	$(907,000)	$129,000	$2,804,000	$(2,644,000)	$160,000

The estimated aggregate amortization expense relating to the Company’s intangible assets for the succeeding years is as follows:

Year Ending	Estimated Aggregate Amortization Expense
2015	$50,000
2016	50,000
2017	29,000
Total	$129,000

5.	Fair Value of Financial Instruments

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

There were no transfers between fair value measurement levels during the year ended December 31, 2014.

6.	Accrued Compensation

Accrued compensation consisted of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Accrued vacation	$490,000	$439,000
Accrued salaries	227,000	137,000
Accrued bonuses	19,000	45,000
Accrued commissions	13,000	26,000
Total accrued compensation	$749,000	$647,000

7.	Concentrations of Risk

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

Significant Customer

For the years ended December 31, 2014 and 2013, the Company generated approximately $11,438,000 and $7,648,000, respectively, of total revenue from a national chain, Buffalo Wild Wings together with its franchisees. As of December 31, 2014 and 2013, approximately $1,558,000 and $259,000, respectively, was included in accounts receivable from this customer. The Company received all of the $1,558,000 in February 2015.

Equipment Suppliers

The tablet used in the Company’s BEOND product line is manufactured by one unaffiliated third party. The Company currently purchases the BEOND tablets from an unaffiliated third party. The Company also currently purchases each piece of the tablet equipment (consisting of cases and charging trays for the tablet) from a different unaffiliated third party with respect to each piece of equipment. The Company currently purchases its Classic playmakers from an unaffiliated manufacturer located in Taiwan pursuant to a supply agreement, the term of which automatically renews for one year periods unless the agreement is terminated in advance of the automatic renewal by either party. The Company currently does not have an alternative manufacturer of the tablet or an alternative device to the tablet or alternative manufacturing sources for its tablet equipment or Classic playmakers. The Company does not currently expect to purchase additional Classic playmakers.

As of December 31, 2014 and December 31, 2013, approximately $423,000 and $32,000, respectively, were included in accounts payable or accrued expenses for equipment suppliers.

8.	Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants, convertible preferred stock and restricted stock units representing approximately 13,978,000 and 9,607,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2014 and 2013, respectively, as their effect was anti-dilutive.

9.	Stockholders’ Equity

Public Offering

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

The offering closed in April 2014 and the underwriters exercised their over-allotment option in full. In the aggregate, the Company issued 12,765,000 shares of common stock and received gross proceeds of $7,020,750. The net proceeds to the Company were approximately $6,369,000, after deducting underwriting discounts and offering expenses.

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

Equity Incentive Plans

2004 Performance Incentive Plan

In September 2004 at a Special Meeting of Stockholders, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provided for the issuance of up to 2,500,000 shares of NTN common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full, were available for issuance under the 2004 Plan. On the effective date, the 1995 Plan had approximately 77,000 options available for grant. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. In September 2009, the 2004 Plan expired. All awards that were granted under the 2004 Plan will continue to be governed by the 2004 Plan until they are exercised or expire in accordance with that plan’s terms. As of December 31, 2014, there were approximately 642,000 options outstanding under the 2004 Plan.

2010 Performance Incentive Plan

In June 2010, the Company’s shareholders approved the 2010 Performance Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the issuance of up to 6,000,000 shares of NTN common stock. Under the 2010 Plan, options for the purchase of NTN common stock or other instruments such as restricted stock units may be granted to officers, directors, employees and consultants. The Board of Directors designated its Nominating and Corporate Governance/Compensation Committee as the 2010 Plan Committee. Stock options granted under the 2010 Plan may either be incentive stock options or nonqualified stock options. A stock option granted under the 2010 Plan generally cannot be exercised until it becomes vested. The 2010 Plan Committee establishes the vesting schedule of each stock option at the time of grant. At its discretion, the 2010 Plan Committee can accelerate the vesting, extend the post-termination exercise term or waive restrictions of any stock options or other awards under the 2010 Plan. Options under the 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of December 31, 2014, there were approximately 3,080,000 options outstanding under the 2010 Plan.

2014 Inducement Plan

In August 2014, the Nominating and Corporate Governance/Compensation Committee of the Company’s Board of Directors (the “Committee”) approved the 2014 Inducement Plan (the “2014 Plan”) in reliance on Section 771(a) of the NYSE MKT Company Guide as an inducement material to Ram Krishnan entering into employment with the Company as its Chief Executive Officer. The 2014 Plan provides for the issuance of up to 4,250,000 shares of the Company’s common stock, of which, an option to purchase 3,500,000 shares of common stock was issued to Mr. Krishnan in September 2014. Subject to Mr. Krishnan’s continued employment and meeting performance objectives, he will be granted another performance-based option to purchase 750,000 shares of common stock. Options under the 2014 Plan have a term of up to ten years and are exercisable at a price per share not less than the fair market value on the date of grant. Both of the option grants described above will vest as to 25% of the total number of shares subject to the option on the first anniversary of the grant date and the remaining 75% of the total number of shares subject to the option will vest in 36 substantially equal monthly installments thereafter.

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

The following weighted-average assumptions were used for grants issued during 2014 and 2013 under the ASC No. 718 requirements:

	2014	2013
Weighted average risk-free rate	1.38%	0.60%
Weighted average volatility	80.37%	79.82%
Dividend yield	0.00%	0.00%
Expected life	4.87 years	4.80 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees in 2014 and 2013 was $282,000 and $132,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2014 and 2013:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2013	1,814,000	$0.66	6.37	$25,000
Granted	1,280,000	0.27	–	–
Exercised	(30,000)	0.17	–	–
Cancelled	(245,000)	0.49	–	–
Forfeited	(102,000)	0.19	–	–
Expired	(53,000)	1.09	–	–
Outstanding December 31, 2013	2,664,000	0.50	7.14	706,000
Granted	5,581,000	0.47	–	–
Exercised	(291,000)	0.25	–	–
Cancelled	(89,000)	1.11	–	–
Forfeited	(642,000)	0.27	–	–
Expired	(1,000)	3.15	–	–
Outstanding December 31, 2014	7,222,000	$0.50	8.60	$285,000

Options vested and exercisable at December 31, 2014	1,562,000	$0.65	5.27	$99,000

The aggregate intrinsic value of options at December 31, 2014 is based on the Company’s closing stock price on that date of $0.44 per share as reported by the NYSE MKT. The total intrinsic value of options exercised during the year ended December 31, 2014 was $79,000. Pursuant to the 2004 Plan and the 2010 Plan, stock option exercises could be made on a net-exercise arrangement, where shares of common stock are withheld in the amount of the exercise price as payment of the exercise price instead of cash. Under such net-exercise arrangements, options to purchase approximately 106,000 and 25,000 shares of common stock were exercised and approximately 43,000 and 13,000 shares of common stock were issued during the years ended December 31, 2014 and 2013, respectively. The Company received approximately $44,000 and $1,400 in cash payments for the exercise of options to purchase approximately 185,000 and 4,000 shares during the years ended December 31, 2014 and 2013, respectively.

The per share weighted average grant-date fair value of stock options granted during 2014 and 2013 was $0.30 and $0.18, respectively.

As of December 31, 2014, the unamortized compensation expense related to outstanding unvested options was approximately $968,000 with a weighted average remaining requisite service period of 3.41 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses, a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

Restricted Stock Unit Activity

Grants of restricted stock units are paid in an equal number of shares of common stock on the vesting date of the award, subject to any deferred payment date that the holder may elect. A stock unit award is paid only to the extent vested. Vesting generally requires the continued employment by the award recipient through the respective vesting date. Restricted stock units are not subject to accelerated vesting provisions. Since the restricted stock units are paid in an equal number of shares of common stock without any kind of offsetting payment by the employee, the measurement of cost is based on the quoted market price of the stock at the measurement date which is the date of grant.

The following table summarizes restricted stock unit activity for the year ended December 31, 2014 and 2013:

	Outstanding Restricted Stock Units	Weighted Average Fair Value per Share
Outstanding January 1, 2013	560,000	$0.14
Granted	–	–
Released	(373,000)	–
Canceled	–	–
Outstanding December 31, 2013	187,000	$0.14
Granted	–	–
Released	(173,000)	–
Cancelled	(14,000)	–
Outstanding December 31, 2014	–	$–

Balance exercisable at December 31, 2014	–

Under the 2010 Plan, employees may elect to have shares of common stock withheld on the vesting date in lieu of the employees paying cash for withholding taxes. During the year ended December 31, 2014, approximately 173,000 restricted stock units vested and, as a result of employees making the election described in the preceding sentence, approximately 119,000 shares of common stock were issued.

Warrant Activity

The following summarizes warrant activity for the year ended December 31, 2014 and 2013:

	Outstanding Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding January 1, 2013	4,500,000	$0.79	4.35
Granted	3,600,000	0.40	–
Exercised	(1,500,000)	0.37	–
Forfeited	–	–	–
Outstanding December 31, 2013	6,600,000	$0.67	4.18
Granted	–	–	–
Exercised	–	–	–
Forfeited	–	–	–
Outstanding December 31, 2014	6,600,000	$0.67	3.18

Balance exercisable at December 31, 2014	6,600,000	$0.67	3.18

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

As of December 31, 2014 and 2013, there were 156,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of $0.10 per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. During the years ended December 31, 2014 and 2013, the Company issued approximately 35,000 shares of common stock each year for payment of dividends.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. There were no conversions during either of the years ended December 31, 2014 and 2013. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

10.	Income Taxes

For each of the years 2014 and 2013, current tax provisions and current deferred tax provisions were recorded as follows:

	2014	2013
Current Tax Provision
Federal	$–	$–
State	(18,000)	(27,000)
Foreign	(43,000)	(2,000)
	(61,000)	(29,000)
Deferred Tax Provision
Federal	–	–
State	(4,000)	(3,000)
Foreign	(19,000)	(14,000)
	(23,000)	(17,000)
Total Tax Provision
Federal	–	–
State	(22,000)	(30,000)
Foreign	(62,000)	(16,000)
	$(84,000)	$(46,000)

The net deferred tax assets and liabilities have been reported in other assets in the consolidated balance sheets at December 31, 2014 and 2013 as follows:

	2014		2013
	Current	Noncurrent	Current	Noncurrent

Deferred Tax Assets:
NOL carryforwards	$–	$21,058,000	$–	$19,406,000
UK NOL carryforwards	–	728,000	–	772,000
Capital loss	–	416,000	–	409,000
Compensation and vacation accrual	135,000	–	150,000	–
Operating accruals	38,000	257,000	37,000	302,000
Deferred revenue	517,000	–	224,000	–
Research and experimentation, AMT and foreign tax credits	–	156,000	–	156,000
State Margin Tax Credit	–	133,000	–	137,000
Fixed assets and intangibles	–	447,000	–	630,000
Foreign	3,000	–	3,000	–
Other	139,000	240,000	130,000	157,000
Total gross deferred tax assets	832,000	23,274,000	544,000	21,969,000
Valuation allowance	(806,000)	(22,762,000)	(515,000)	(21,042,000)
Net deferred tax assets	26,000	673,000	29,000	927,000

Deferred Tax Liabilities:
Capitalized software	–	607,000	–	843,000
Amortization		12,000	–	–
Foreign	–	52,000	–	57,000
Deferred revenue	–	–	–	–
Other	21,000	8,000	40,000	–
Total gross deferred liabilities	21,000	679,000	40,000	900,000
Net deferred taxes	$5,000	$(6,000)	$(11,000)	$27,000

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

	For the year ended December 31,
	2014	2013
Tax at federal income tax rate	$1,682,000	$342,000
State provision benefit	(22,000)	(30,000)
Foreign tax differential	18,000	2,000
Change in valuation allowance	(1,733,000)	(303,000)
Permanent items	(32,000)	(61,000)
Other	3,000	4,000
Total Provision	$(84,000)	$(46,000)

The net change in the total valuation allowance for the year ended December 31, 2014 was an increase of $1,733,000. The net change in the total valuation allowance for the year ended December 31, 2013 was a decrease of $303,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2014, the Company has available net operating loss (“NOL”) carryforwards of approximately $59,663,000 for federal income tax purposes, which will begin to expire in 2017.  The NOL carryforwards for state purposes, which will continue expiring in 2015, are approximately $25,461,000. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses.  Further, Section 382 of the Internal Revenue Code imposes limits on the ability to use NOL carryforwards that existed prior to a change in control to offset future taxable income. The Company completed a Section 382 analysis for the period from January 1, 1992 through December 31, 2013 and determined that the Company does not expect to be limited in regards to utilizing the total NOL carryforwards that existed as of December 31, 2013, provided it generates sufficient future earnings prior to the expiration of the NOLs and that future changes in ownership do not trigger a Section 382 limitation. Based on the Company’s analysis of its stockholder activity for the year ended December 31, 2014, there were no ownership changes that caused an annual limitation under the provisions of Section 382. The Company has established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets. In addition, the Company has approximately $201,000 of state tax credit tax carryforwards that expire in the years 2015 through 2026.

The deferred tax assets as of December 31, 2014 include a deferred tax asset of $681,000 representing NOLs arising from the exercise of stock options by Company employees from 2005 and prior years.  To the extent the Company realizes any tax benefit for the NOLs attributable to the stock option exercises, such amount would be credited directly to stockholders' equity.

United States income taxes were not provided on unremitted earnings from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2010. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

11.	Commitments

Operating Leases

The Company leases office and production facilities and equipment under agreements that expire at various dates through 2018. Certain leases contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. Lease expense under operating leases totaled $621,000 and $581,000 in 2014 and 2013, respectively.

The estimated aggregate lease payments under operating leases for each of the five succeeding years is as follows:

Years Ending December 31,	Lease Payment
2015	$722,000
2016	734,000
2017	710,000
2018	582,000
Total	$2,748,000

Sublease

In February 2013, the Company began subleasing approximately 2,700 square feet of its office space. The term of the sublease expired in July 2014. The tenants did not renew the sublease at the end of its term. Total sublease income for the year ended December 31, 2014 was approximately $31,000.

Capital Leases

As of December 31, 2014 and 2013, property held under current capital leases was as follows:

	For the Years Ended
	December 31,
	2014	2013
Office equipment	$84,000	$84,000
Accumulated depreciation	(41,000)	(21,000)
Total	$43,000	$63,000

Total depreciation expense under capital leases was $20,000 and $83,000 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, future minimum payments under all capital leases are as follows:

Years Ending December 31,	Lease Payment
2015	$32,000
2016	24,000
2017	7,000
Total minimum payments	63,000
Less amounts representing interest	(5,000)
Present value of net minimum payments	58,000
Less current portion	(28,000)
Long-term capital lease obligations	$30,000

Notes Payable

In May 2013, the Company entered into a financing agreement with a lender under which the Company may borrow up to $500,000 to purchase certain equipment. Over time, the lender has increased the maximum amount the Company may borrow, and as of December 31, 2014, the maximum amount was $9,853,000. The Company may borrow up to the maximum amount in tranches as needed. Each tranche bears interest at 8.32% per annum. With respect to the first $1,000,000 in the aggregate borrowed, principal and interest payments are due in 36 equal monthly installments. With respect to amounts borrowed in excess of the first $1,000,000 in the aggregate, the first monthly payment will be equal to 24% of the principal amount outstanding, and the remaining principal and interest due are payable in 35 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed. Through December 31, 2014, the Company borrowed approximately $7,652,000 of the $9,853,000 maximum amount available. As of December 31, 2014, $5,319,000 remained outstanding, which reflects payments made through December 31, 2014.

In July 2011, the Company entered into an equipment financing agreement with a bank in the amount of $123,000 plus 5.85% interest per annum, which was recorded in short-term and long-term notes payable on the accompanying consolidated balance sheet. The amounts borrowed were used to finance certain equipment purchases and other services related to the relocation of the Company’s Carlsbad, California office. The amount was collateralized by a first priority security interest in the equipment purchased. The amount borrowed was payable over a 36 month period in equal payments of $3,705, which included interest, until fully paid in August 2014. As of December 31, 2014, this note payable was paid in full.

Future minimum payments under notes payable as of December 31, 2014 are as follows:

Years Ending December 31,	Payment
2015	$2,525,000
2016	2,253,000
2017	1,103,000
2018	4,000
Thereafter	–
Total minimum payments	5,885,000
Less amounts representing interest	(566,000)
Total notes payable	5,319,000
Less current portion	(2,176,000)
Long-term portion	$3,143,000

Interest expense related to notes payable for the years ended December 31, 2014 and 2013 was $210,000 and $9,000, respectively.

12.	Contingencies

Litigation

The Company is subject to litigation from time to time in the ordinary course of its business. There can be no assurance that any claims will be decided in the Company’s favor and the Company is not insured against all claims made. During the pendency of such claims, the Company will continue to incur the costs of its legal defense. Currently, there is no material litigation pending or threatened against the Company.

Equipment Repairs

During the fourth quarter of 2014, the Company encountered challenges with assembling newly designed cases for its BEOND tablet. As a result, the Company accrued approximately $204,000 of expense for cases deployed at customer sites that the Company has deemed probable it will need to repair. This expense was recognized in direct costs in the accompanying consolidated statement of operations for the year ended December 31, 2014. The Company may continue to experience challenges with its cases, and as a result, it may be required to recognize additional repair expense contingencies in the future.

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

The Company is involved in ongoing sales tax inquiries with certain states and provinces. As a result of those inquiries, the Company recorded a total net liability of $17,000 and $27,000 as of December 31, 2014 and 2013, respectively, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets. Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments.

In October 2014, the Company received notice from a province that it prevailed on the appeal of a fully-paid sales tax assessment. As a result, the Company recognized a receivable of approximately $108,000, which was recorded in accounts receivable on the accompanying consolidated balance sheet, and reversed an accrued sales tax liability for a post-audit period assessment of approximately $25,000. The Company received the refund in January 2015.

13.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of December 31, 2014 and 2013, $479,000 and $631,000, respectively, of accumulated foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

14.	Geographical Information

Geographic breakdown of the Company’s revenue for the last two fiscal years were as follows:

	For the years ended December 31,
	2014	2013
United States	$24,917,000	$22,480,000
Canada	1,129,000	1,269,000
Total revenue	$26,046,000	$23,749,000

Geographic breakdown of the Company’s long-term tangible assets for the last two fiscal years were as follows:

	As of December 31,
	2014	2013
United States	$3,362,000	$3,220,000
Canada	38,000	17,000
Total assets	$3,400,000	$3,237,000

15.	Retirement Savings Plan

In 1994, the Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least three months of service, worked a minimum of 250 hours in a quarter, and have reached age 18 to defer up to 50% of their pay on a pre-tax basis. The Company does not contribute a match to the employees’ contribution.

