Form 10-Q
period 2015-03-31
NTN BUZZTIME INC
filed 2015-05-08
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 5, 2015 the registrant had outstanding 92,383,157 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$7,163	$7,185
Accounts receivable, net of allowances of $130 and $214, respectively	645	2,190
Site equipment to be installed	4,198	4,755
Prepaid expenses and other current assets	642	742
Total current assets	12,648	14,872
Fixed assets, net	3,571	3,400
Software development costs, net of accumulated amortization of 3,357 and $3,110, respectively	1,609	1,634
Deferred costs	1,159	1,092
Goodwill	997	1,084
Intangible assets, net	117	129
Other assets	57	57
Total assets	$20,158	$22,268

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$577	$617
Accrued compensation	1,062	749
Accrued expenses	1,004	969
Sales taxes payable	140	133
Income taxes payable	84	104
Notes payable - current portion (Note 4)	2,025	2,176
Obligations under capital lease - current portion	68	28
Deferred revenue	2,320	1,836
Other current liabilities	387	481
Total current liabilities	7,667	7,093
Notes payable, excluding current portion	2,670	3,143
Obligations under capital leases, excluding current portion	142	30
Deferred revenue, excluding current portion	412	378
Deferred rent	657	693
Other liabilities	1	7
Total liabilities	11,549	11,344

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at March 31, 2015 and December 31, 2014.	1	1
Common stock, $.005 par value, 168,000 shares authorized at March 31, 2015 and December 31, 2014; 92,381 and 92,370 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	462	462
Treasury stock, at cost, 503 shares at March 31, 2015 and December 31, 2014, respectively	(456)	(456)
Additional paid-in capital	128,384	128,283
Accumulated deficit	(120,108)	(117,845)
Accumulated other comprehensive income (Note 5)	326	479
Total shareholders' equity	8,609	10,924
Total liabilities and shareholders' equity	$20,158	$22,268

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Revenues
Subscription revenue	$4,200	$4,619
Sales-type lease revenue	840	1,113
Other revenue	686	686
Total Revenue	5,726	6,418
Operating expenses:
Direct operating costs (includes depreciation and amortization of $580 and $533, respectively)	2,649	2,530
Selling, general and administrative	5,162	4,390
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	121	152
Total operating expenses	7,932	7,072
Operating loss	(2,206)	(654)
Other (expense) income, net	(43)	15
Loss before income taxes	(2,249)	(639)
Provision for income taxes	(14)	(10)
Net loss	$(2,263)	$(649)
Net loss per common share - basic and diluted	$(0.02)	$(0.01)
Weighted average shares outstanding - basic and diluted	91,876	78,178
Comprehensive loss
Net loss	$(2,263)	$(649)
Foreign currency translation adjustment	(153)	(63)
Total comprehensive loss	$(2,416)	$(712)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash flows provided by (used in) operating activities:
Net loss	$(2,263)	$(649)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	701	685
Provision for doubtful accounts	(39)	20
Stock-based compensation	99	52
Issuance of common stock to consultant in lieu of cash payment	1	6
Loss from disposition of equipment and capitalized software	1	22
Changes in assets and liabilities:
Accounts receivable	1,459	(493)
Site equipment to be installed	317	(388)
Prepaid expenses and other assets	8	25
Accounts payable and accrued liabilities	312	421
Income taxes payable	(13)	(6)
Deferred costs	(70)	(145)
Deferred revenue	518	29
Deferred rent	(36)	(32)
Net cash provided by (used in) operating activities	995	(453)
Cash flows used in investing activities:
Capital expenditures	(215)	(322)
Software development expenditures	(222)	(198)
Net cash used in investing activities	(437)	(520)
Cash flows (used in) provided by financing activities:
Proceeds from exercise of stock options	–	6
Proceeds from notes payable	74	764
Payments on notes payable	(699)	(439)
Principal payments on capital lease	(7)	(6)
Tax withholding related to net-share settlements of restricted stock units	–	(15)
Net cash (used in) provided by financing activities	(632)	310
Net decrease in cash and cash equivalents	(74)	(663)
Effect of exchange rate on cash	52	(31)
Cash and cash equivalents at beginning of period	7,185	5,455
Cash and cash equivalents at end of period	$7,163	$4,761

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$103	$25
Income taxes	$27	$18
Supplemental disclosure of non-cash investing and financing activities:
Site equipment transferred to fixed assets	$240	$250
Equipment acquired under capital lease	$160	$–

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

Description of Business

The Company provides an entertainment and marketing services platform for hospitality venues that offers games, events, and entertainment experiences to their patrons. The Company’s interactive entertainment network helps its network subscribers to acquire, engage and retain their patrons. The Company generates revenues by charging subscription fees for its service to its network subscribers, by leasing equipment (including tablets used in its BEOND platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games and directly from consumers who pay to play or use the premium products the Company began offering via its BEOND platform in 2014. These premium products currently include an arcade and a digital music jukebox. Currently, over 2,900 venues in the U.S. and Canada subscribe to the Company’s interactive entertainment network, of which approximately 43% are using our BEOND platform.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying condensed balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2015, or any other period.

Reclassifications

The Company reclassified the consolidated balance sheet, the consolidated statement of operations and comprehensive loss, and the consolidated statement of cash flows for the three months ended March 31, 2014 to conform to the 2015 presentation. Reclassifications had no impact on net loss or cash flows.

(2) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. The total number of shares of the Company’s common stock subject to options, warrants, convertible preferred stock and restricted stock units that were excluded from computing diluted net loss per common share was approximately 14,459,000 and 10,086,000 shares as of March 31, 2015 and 2014, respectively, as their effect was anti-dilutive.

(3) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. 2004 Performance Incentive Plan (the “2004 Plan”), the NTN Buzztime, Inc. 2010 Performance Incentive Plan (the “2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The 2004 Plan expired in September 2009. From and after the date it expired, no awards could be granted under that plan and all awards that had been granted under that plan before it expired are governed by that plan until they are exercised or expire in accordance with that plan’s terms. The 2010 Plan provides for the grant of up to 6,000,000 share-based awards and expires in February 2020. The 2014 Plan, which provides for the grant of up to 4,250,000 share-based awards to new employees as an inducement material to the new employee entering into employment with the Company, was approved by the Nominating and Corporate Governance/Compensation Committee of the Company’s Board of Directors (the “Committee”) in September 2014 in connection with the appointment of Ram Krishnan as the Company’s Chief Executive Officer. As of March 31, 2015, approximately 842,000 and 750,000 of share-based awards are available to be issued under the 2010 Plan and the 2014 Plan, respectively. The Company’s stock-based compensation plans are administered by the Committee, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

Subject to shareholder approval at the Company’s 2015 Annual Meeting of Stockholders, the Board of Directors has approved an amendment to the 2010 Plan (the “Amended 2010 Plan”) to increase the authorized shares to be issued thereunder from 6,000,000 to 12,000,000. Shareholder approval of the Amended 2010 Plan is also intended to serve as re-approval of the material terms of the performance goals under the plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

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

The following weighted-average assumptions were used for grants issued during the three months ended March 31, 2015 and 2014 under the ASC No. 718 requirements.

	Three months ended March 31,
	2015	2014
Weighted average risk-free rate	1.17%	1.24%
Weighted average volatility	81.38%	81.77%
Dividend yield	0.00%	0.00%
Expected life	4.45 years	4.64 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended March 31, 2015 and 2104 was $99,000 and $52,000, respectively, and is included in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted stock options to purchase 785,000 and 850,000 shares of common stock during the three months ended March 31, 2015 and 2014, respectively.

Stock options issued under all of the Company’s stock-based compensation plans may be exercised on a net-exercise arrangement, where shares of common stock equal to the value of the amount of the exercise price of the stock options being exercised are withheld as payment of the exercise price instead of cash. Under such net-exercise arrangements, for the three months ended March 31, 2015, options to purchase approximately 34,000 shares of common stock were exercised and approximately 8,000 shares of common stock were issued. No options were exercised and paid with cash during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company received approximately $6,000 in cash payments for the exercise of options to purchase approximately 18,000 shares. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was approximately $4,000 and $7,000, respectively.

(4) NOTES PAYABLE

In May 2013, the Company entered into a financing agreement with a lender under which the Company may borrow up to $500,000 to purchase certain equipment. Over time, the lender has increased the maximum amount the Company may borrow, and as of March 31, 2015, the maximum amount was $9,853,000. The Company may borrow up to the maximum amount in tranches as needed. Each tranche bears interest at 8.32% per annum. With respect to the first $1,000,000 in the aggregate borrowed, principal and interest payments are due in 36 equal monthly installments. With respect to amounts borrowed in excess of the first $1,000,000 in the aggregate, the first monthly payment will be equal to 24% of the principal amount outstanding, and the remaining principal and interest due are payable in 35 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed. Through March 31, 2015, the Company borrowed approximately $7,726,000 of the $9,853,000 maximum amount available. As of March 31, 2015, $4,695,000 remained outstanding, which reflects payments made through March 31, 2015.

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of March 31, 2015 and December 31, 2014, $326,000 and $479,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for the Company is January 1, 2016. Early adoption of this update is permitted for financial statements that have not been previously reported. Due to a new revolving line of credit the Company entered into on April 14, 2015 (see Note 13), the Company elected to adopt this update effective the beginning of the quarter ending June 30, 2015.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Topic 225). This ASU updated the accounting guidance related to extraordinary and unusual items by eliminating the concept of extraordinary items. In addition, disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for the Company is January 1, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, which for the Company is January 1, 2017. However, in April 2015, the FASB voted to propose a deferral of the effective date of the new guidance by one year; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopting the guidance. The Company has not yet selected a transition approach and is currently assessing the impact on its consolidated financial statements from the adoption of this new accounting guidance.

(7) CONCENTRATIONS OF RISK

Significant Customer

For the three months ended March 31, 2015 and 2014, the Company generated approximately $2,389,000 and $2,646,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented 42% and 41% of total revenue for those periods, respectively. As of March 31, 2015 and December 31, 2014, approximately $177,000 and $1,558,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

Equipment Suppliers

The tablet used in the Company’s BEOND product line is manufactured by one unaffiliated third party, and the Company currently does not have an alternative manufacturer or an alternative device to the tablet. The Company currently purchases the BEOND tablets from various unaffiliated third parties. The Company also currently purchases each piece of the tablet equipment (consisting of cases and charging trays for the tablet) from a different unaffiliated third party with respect to each piece of equipment. A different third party assembles the tablet cases. The Company currently does not have an alternative supply source for the tablet equipment or an alternative tablet case assembler.

The Company currently purchases its Classic playmakers from an unaffiliated manufacturer pursuant to a supply agreement, the term of which automatically renews for one year periods unless the agreement is terminated in advance of the automatic renewal by either party. The Company currently does not have an alternative manufacturer for its Classic playmakers. However, the Company does not currently expect to purchase additional Classic playmakers.

As of March 31, 2015 and December 31, 2014, approximately $52,000 and $423,000, respectively, were included in accounts payable or accrued expenses for equipment suppliers.

(8) SUBSEQUENT EVENT

On April 14, 2015, the Company entered into a loan and security agreement with East West Bank, pursuant to which, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which is referred to as the revolving line, or an amount equal to its borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. So long as there is no event of default, the Company may make a one-time request to increase the revolving line by up to $2,500,000, which the lender may accept or decline. All advances are due on April 14, 2018. The Company’s borrowing base is, as of the date of determination, an amount equal to the product of: (a) the average monthly recurring revenue for the immediately preceding three months; times (b) one plus the Company’s average churn rate for the immediately preceding three months (not to exceed zero); times (c) 300%. The churn rate, with respect to any month, is the quotient of the Company’s monthly net revenue change calculated with respect to such month, divided by its monthly revenue from subscriptions for the month. In addition, under the loan and security agreement, the Company is required to achieve minimum quarterly earnings before interest, taxes, depreciation and amortization, or EBITDA, thresholds specified in the loan and security agreement, and monthly and trailing three month churn rate thresholds.

In April 2015, the Company borrowed $3,500,000 under this credit facility. The Company will use the proceeds received under this credit facility to pay down existing indebtedness, to fund strategic growth initiatives and as general working capital.

Advances will bear interest, at the Company’s option, at the rate of either (A) a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 1.25% or (B) at a fixed rate per annum equal to the LIBOR Rate for the interest period for the advance plus 4.00%. Advances that we elect to bear interest at the rate described in clause (a) and (b) are referred to, respectively, as “Prime Rate Loans” and “LIBOR Loans.” Interest on each Prime Rate Loan is due on the last calendar day of each month, commencing on April 30, 2015. Interest on each LIBOR Loan is due on the last day of each interest period (1, 2, 3 or 6 months) applicable to such LIBOR Loan, unless the interest period is greater than 3 months, in which case, interest is payable at 3 month intervals after the commencement of the applicable interest period and on the last day of such interest period.

Pursuant to the loan and security agreement, the Company granted and pledged to the lender a first-priority security interest in all the Company’s existing and future personal property.

On the closing date of the loan and security agreement, the Company paid $37,500 to the lender as a facility fee. An additional facility fee (equal to the product of (x) 0.50% of the increase in the revolving line times (y) the quotient of the number of days remaining between the effective date of such increase and April 14, 2018, divided by 1,095) will be due if the revolving line is increased pursuant to the Company’s request. The Company will also pay an unused line fee equal to 0.50% per year on the difference between the amount of the revolving line as in effect from time to time and the average monthly balance in each month, which will be payable monthly in arrears. The average monthly balance is calculated by adding the ending outstanding balance under the revolving line for each day in the month divided by the number of days in the month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference, if any, contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to maintain an adequate supply of the tablet and related equipment used in our BEOND product line, (5) our ability to adequately protect our proprietary rights and intellectual property, (6) our ability to raise additional funds in the future, if necessary, on favorable terms, (7) our ability to significantly grow our subscription revenue and implement our other business strategies, and (8) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

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

Currently, over 2,900 venues in the U.S. and Canada subscribe to our interactive entertainment network, of which approximately 43% are using our BEOND platform. We currently have over seven million player registrations, and over 80 million games were played during 2014. Additionally, our mobile application has been installed on over one million consumer mobile devices. Approximately 47% of our network subscriber venues are related to national and regional restaurants and include Buffalo Wild Wings, Old Chicago, Aroogas, Buffalo Wings & Rings, Native New Yorker, and Boston Pizza.

We own several trademarks and consider the Buzztime®, Playmaker®, Mobile Playmaker, BEOND Powered by Buzztime and Play Along trademarks to be among our most valuable assets. These and our other registered and unregistered trademarks used in this document are our property. Other trademarks are the property of their respective owners.

RECENT DEVELOPMENTS

On April 14, 2015, we entered into a loan and security agreement with East West Bank, pursuant to which, we may request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which we refer to as the revolving line, or an amount equal to our borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. Our borrowing base is, as of the date of determination, an amount equal to the product of: (a) the average monthly recurring revenue for the immediately preceding three months; times (b) one plus the average churn rate for the immediately preceding three months (not to exceed zero); times (c) 300%. The churn rate, with respect to any month, is the quotient of our monthly net revenue change calculated with respect to such month, divided by our monthly revenue from subscriptions for the month. So long as there is no event of default, we may make a one-time request to increase the revolving line by up to $2,500,000, which the lender may accept or decline. All advances are due on April 14, 2018. In April 2015, we borrowed $3,500,000 under this credit facility. We will use the proceeds received under this credit facility to pay down existing indebtedness, to fund strategic growth initiatives and as general working capital.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of fixed assets, the provision for income taxes including the valuation allowance, stock-based compensation, bad debts, investments, purchase price allocations related to acquisitions, including any earnout liability, impairment of software development costs, goodwill, fixed assets, intangible assets and contingencies, including the reserve for sales tax inquiries. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2015 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

We generated a net loss of $2,263,000 for the three months ended March 31, 2015 compared to a net loss of $649,000 for the three months ended March 31, 2014.

Revenue

We currently generate revenue by charging subscription fees for our service to our network subscriber, by leasing equipment (including tablets used in our BEOND line and the cases and charging trays for such tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games and directly from consumers who pay to play or use the premium products we began offering via our BEOND platform in 2014. The table below summarizes the type of revenue we generated for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015		2014
	$	% of Total Revenue	$	% of Total Revenue
Subscription revenue	4,200,000	73.3%	4,619,000	72.0%
Sales-type lease revenue	840,000	14.7%	1,113,000	17.3%
Other revenue	686,000	12.0%	686,000	10.7%
Total	5,726,000	100.0%	6,418,000	100.0%

The $692,000, or 11%, decrease in total revenue was primarily due to decreased subscription revenue of $419,000 resulting from lower average site count of our Buzztime network subscribers as well as lower average revenue per unit and decreased equipment lease revenue under sales-type lease arrangements of $273,000. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment that we lease) is recognized when we lease BEOND equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. Accordingly, we expect this type of revenue to fluctuate from period to period as certain network subscribers convert their venues from using the Classic playmakers to the BEOND tablets, and to decrease thereafter.

Geographic breakdown of our ending site count for the Buzztime network is as follows:

	Network Subscribers as of March 31,
	2015	2014
United States	2,733	2,966
Canada	175	179
Total	2,908	3,145

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the three months ended March 31, 2015 and 2014 is show in the table below:

	For the three months ended March 31,
	2015	2014
Revenues	$5,726,000	$6,418,000
Direct Costs	2,649,000	2,530,000
Gross Margin	$3,077,000	$3,888,000
Gross Margin Percentage	54%	61%

The approximately 700 basis point decrease in gross margin was primarily related to increased equipment and production costs of the BEOND tablet and approximately $162,000 related to scrap of materials.  The decline in gross margin was, to a lesser extent, also attributable to a lower average revenue per unit for certain network subscribers, which we expected and anticipate will be offset by premium revenue services in the future.

The $119,000, or 5%, increase in direct costs was primarily due to increased equipment expense, revenue share expense, service provider fees and depreciation and amortization expense. Equipment expense primarily relates to the BEOND tablet equipment, which is recognized as a one-time expense that we purchased to lease to certain network subscribers for approximately three years. We expect this type of equipment expense to fluctuate from period to period as certain network subscribers convert their sites from using the Classic playmakers to the BEOND tablets, and to decrease thereafter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $772,000, or 18%, to $5,162,000 for the three months ended March 31, 2015 from $4,390,000 for the three months ended March 31, 2014. The increase was due to higher payroll and related expense of $684,000 resulting from increased headcount and increased marketing expense of $486,000, offset by decreased professional fees of $403,000 due primarily to using fewer consultants during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct costs) decreased $31,000, or 20%, to $121,000 for the three months ended March 31, 2015 from $152,000 for the three months ended March 31, 2014, primarily due to assets becoming fully depreciated or amortized.

Other (Expense) Income, Net

We had $43,000 of other expense, net for the three months ended March 31, 2015, compared to other income, net of $15,000 for the three months ended March 31, 2014. This $58,000 increase in expense was primarily due to increased interest expense due to higher notes payable balances outstanding, offset by increased foreign currency exchange gains related to the operations of our Canadian subsidiary and decreased losses from disposals of long-lived assets.

Income Taxes

We expect to incur state income tax liability in 2015 related to our U.S. operations. We also expect to pay income taxes in Canada due to profitability of our Canadian subsidiary. For the three months ended March 31, 2015 and 2014, we recorded a tax provision of $14,000 and $10,000, respectively. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is not intended to represent a measure of performance in accordance with GAAP. Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization charges in comparison to their net income or loss calculated in accordance with GAAP.

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the three months ended March 31, 2015 and 2014 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended March 31,
	2015	2014
Net loss per GAAP	$(2,263,000)	$(649,000)
Interest expense, net	102,000	24,000
Income tax provision	14,000	10,000
Depreciation and amortization	701,000	685,000
EBITDA	$(1,446,000)	$70,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had cash and cash equivalents of $7,163,000 compared to cash and cash equivalents of $7,185,000 as of December 31, 2014.

On April 14, 2015, we entered into a loan and security agreement with East West Bank, pursuant to which, we may request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which we refer to as the revolving line, or an amount equal to our borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. So long as there is no event of default, we may make a one-time request to increase the revolving line by up to $2,500,000, which the lender may accept or decline. All advances are due on April 14, 2018. In April 2015, we borrowed $3,500,000 under this credit facility. We will use the proceeds received under this credit facility to pay down existing indebtedness, to fund strategic growth initiatives and as general working capital.

We have a credit facility under which we may borrow up to $9,853,000 for the purchase of certain capital equipment. Through March 31, 2015, we borrowed approximately $7,726,000. As of March 31, 2015, $4,695,000 remained outstanding, which reflects payments made through March 31, 2015.

We believe our existing cash and cash equivalents and the availability on our credit facilities will be sufficient to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months. If our cash and cash equivalents are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses or seek financing. Any actions we may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of March 31, 2015, we had working capital (current assets in excess of current liabilities) of $4,981,000 compared to working capital of $7,779,000 as of December 31, 2014. The following table shows the change in our working capital from December 31, 2014 to March 31, 2015.

Increase (Decrease)
Working capital as of December 31, 2014	$7,779,000
Changes in current assets:
Cash and cash equivalents	(22,000)
Accounts receivable, net of allowance	(1,545,000)
Site equipment to be installed	(557,000)
Prepaid expenses and other current assets	(100,000)
Change in total current assets	(2,224,000)
Changes in current liabilities:
Accounts payable	(40,000)
Accrued compensation	313,000
Accrued expenses	35,000
Sales taxes payable	7,000
Income taxes payable	(20,000)
Notes payable	(151,000)
Obligations under capital lease	40,000
Deferred revenue	484,000
Other current liabilities	(94,000)
Change in total current liabilities	574,000
Net change in working capital	(2,798,000)
Working capital as of March 31, 2015	$4,981,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$995,000	$(453,000)
Investing activities	(437,000)	(520,000)
Financing activities	(632,000)	310,000
Effect of exchange rates	52,000	(31,000)
Net decrease in cash and cash equivalents	$(22,000)	$(694,000)

Net cash provided by (used in) operating activities. The $1,448,000 increase in cash provided by operations was due to an increase in cash provided by operating assets and liabilities of $3,084,000 primarily related to accounts receivable amounts paid and fewer purchases of our BEOND site equipment to be installed, offset by increased net loss of $1,636,000, after giving effect to adjustments made for non-cash transactions.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs increased $466,000 to $2,801,000 for the three months ended March 31, 2015 from $2,335,000 during the three months ended March 31, 2014, due primarily to increased headcount.

Our primary source of cash is cash we generate from customers. Cash received from customers increased $1,720,000 to $7,960,000 for the three months ended March 31, 2015 from $6,240,000 during the three months ended March 31, 2014, primarily as a result of receiving approximately $1,558,000 during the three months ended March 31, 2015 that was due during the fourth quarter of 2014.

Net cash used in investing activities. The $83,000 decrease in cash used in investing activities was primarily due to a decrease in capital expenditures related to field equipment purchases.

Net cash (used in) provided by financing activities. The $942,000 increase in cash used in financing activities is primarily attributable to a decrease in proceeds received from notes payable of $690,000 and increased payments on our notes payable of $260,000.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 6 of the condensed consolidated financial statements, “Recent Accounting Pronouncements.”

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our annual report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Certificate of Incorporation (2)

3.2	Bylaws of the Company, as amended (3)

10.1	Loan and Security Agreement by and between East West Bank and NTN Buzztime, Inc. dated April 14, 2015. (4)

10.2*	Chief Product Officer Employment Offer Letter by and between NTN Buzztime, Inc. and Robert Cooney. (4)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Filed or furnished herewith
(2)	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 26, 2008 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed on April 16, 2015 and incorporated herein by reference.
17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May 8, 2015	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial Officer)

