Form 10-Q
period 2015-06-30
NTN BUZZTIME INC
filed 2015-08-10
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015 the registrant had outstanding 92,412,255 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

i

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$5,391	$7,185
Accounts receivable, net of allowances of $193 and $214, respectively	546	2,190
Site equipment to be installed	3,141	4,755
Prepaid expenses and other current assets	660	742
Total current assets	9,738	14,872
Fixed assets, net	3,710	3,400
Software development costs, net of accumulated amortization of $1,885 and $3,110, respectively	1,221	1,634
Deferred costs	1,297	1,092
Goodwill	1,020	1,084
Intangible assets, net	104	129
Other assets	149	57
Total assets	$17,239	$22,268

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$465	$617
Accrued compensation	746	749
Accrued expenses	859	969
Sales taxes payable	147	133
Income taxes payable	71	104
Current portion of long-term debt (Note 5)	530	2,176
Current portion of obligations under capital lease	70	28
Deferred revenue	1,807	1,836
Other current liabilities	147	481
Total current liabilities	4,842	7,093
Long-term debt	5,097	3,143
Long-term obligations under capital leases	126	30
Deferred revenue, excluding current portion	406	378
Deferred rent	621	693
Other liabilities	2	7
Total liabilities	11,094	11,344

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at June 30, 2015 and December 31, 2014.	1	1
Common stock, $.005 par value, 168,000 shares authorized at June 30, 2015 and December 31, 2014; 92,412 and 92,370 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	462	462
Treasury stock, at cost, 503 shares at June 30, 2015 and December 31, 2014, respectively	(456)	(456)
Additional paid-in capital	128,511	128,283
Accumulated deficit	(122,741)	(117,845)
Accumulated other comprehensive income (Note 6)	368	479
Total shareholders' equity	6,145	10,924
Total liabilities and shareholders' equity	$17,239	$22,268

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Subscription revenue	$4,202	$4,573	$8,402	$9,192
Sales-type lease revenue	1,251	1,590	2,091	2,703
Other revenue	740	710	1,426	1,396
Total Revenue	6,193	6,873	11,919	13,291
Operating expenses:
Direct costs (includes depreciation and amortization of $597 and $539 for the three months ended June 30, 2015 and 2014, respectively, and $1,177 and $1,072 for the six months ended June 30, 2015 and 2014, respectively.)	3,379	2,806	6,028	5,336
Selling, general and administrative	4,868	4,577	10,030	8,945
Impairment of capitalized software (Note 3)	295	639	295	661
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	123	151	244	303
Total operating expenses	8,665	8,173	16,597	15,245
Operating loss	(2,472)	(1,300)	(4,678)	(1,954)
Other expense, net	(139)	(51)	(182)	(36)
Loss before income taxes	(2,611)	(1,351)	(4,860)	(1,990)
(Provision) benefit for income taxes	(14)	3	(28)	(7)
Net loss	$(2,625)	$(1,348)	$(4,888)	$(1,997)

Net loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.02)

Weighted average shares outstanding - basic and diluted	91,890	88,831	91,883	83,534

Comprehensive loss
Net loss	$(2,625)	$(1,348)	$(4,888)	$(1,997)
Foreign currency translation adjustment	42	67	(111)	4
Total comprehensive loss	$(2,583)	$(1,281)	$(4,999)	$(1,993)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss	$(4,888)	$(1,997)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,421	1,375
Provision for doubtful accounts	12	41
Stock-based compensation	218	111
Issuance of common stock to consultant in lieu of cash payment	1	30
Impairment of capitalized software	295	661
Loss from disposition of equipment and capitalized software	5	1
Changes in assets and liabilities:
Accounts receivable	1,626	(285)
Site equipment to be installed	995	(2,128)
Prepaid expenses and other assets	(344)	54
Accounts payable and accrued liabilities	(251)	182
Income taxes payable	(27)	(20)
Deferred costs	(207)	(346)
Deferred revenue	–	395
Deferred rent	(72)	(64)
Net cash used in operating activities	(1,216)	(1,990)
Cash flows used in investing activities:
Capital expenditures	(445)	(485)
Software development expenditures	(379)	(295)
Proceeds from the sale of equipment	9	–
Net cash used in investing activities	(815)	(780)
Cash flows provided by financing activities:
Proceeds from public offering of common stock, net	–	6,369
Proceeds from exercise of stock options	1	23
Proceeds from long-term debt	4,574	3,023
Payments on long-term debt	(4,267)	(898)
Principal payments on capital lease	(23)	(12)
Tax withholding related to net-share settlements of restricted stock units	–	(27)
Net cash provided by financing activities	285	8,478
Net (decrease) increase in cash and cash equivalents	(1,746)	5,708
Effect of exchange rate on cash	(48)	1
Cash and cash equivalents at beginning of period	7,185	5,455
Cash and cash equivalents at end of period	$5,391	$11,164

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$246	$67
Income taxes	$55	$29

Supplemental disclosure of non-cash investing and financing activities:
Site equipment transferred to fixed assets	$610	$490
Equipment acquired under capital lease	$160	$–
Issuance of common stock in lieu of payment of preferred dividends	$8	$8

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)        BASIS OF PRESENTATION

Description of Business

The Company provides an entertainment and marketing services platform for hospitality venues that offers games, events, and entertainment experiences to their patrons. The Company’s interactive entertainment network helps its network subscribers to acquire, engage and retain their patrons. The Company generates revenues by charging subscription fees for its service to its network subscribers, by leasing equipment (including tablets used in its BEOND platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games and from the premium products the Company began offering via its BEOND platform in 2014. These premium products currently include an arcade and a digital music jukebox. Currently, over 2,900 venues in the U.S. and Canada subscribe to the Company’s interactive entertainment network, of which approximately 50% are using its BEOND platform.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying condensed balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2015, or any other period.

Reclassifications

The Company reclassified the consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2014, and the consolidated statement of cash flows for the six months ended June 30, 2014 to conform to the 2015 presentation. Reclassifications had no impact on net loss or cash flows.

(2)        Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. The total number of shares of the Company’s common stock subject to options, warrants, convertible preferred stock and restricted stock units that were excluded from computing diluted net loss per common share was approximately 14,895,000 and 10,482,000 shares as of June 30, 2015 and 2014, respectively, as their effect was anti-dilutive.

(3)        IMPAIRMENT OF CAPITALIZED SOFTWARE

The Company capitalizes costs related to certain of its software product development projects in accordance with ASC No. 350, Intangibles – Goodwill and Other. The Company performs a quarterly review of these projects to determine if any project is no longer a current strategic fit or if the marketability of the content has decreased due to obtaining additional information regarding the specific purpose for which the content was intended. As a result of this review, the Company recognized impairment losses of $295,000 and $639,000 for the three months ended June 30, 2015 and 2014, respectively, and $295,000 and $661,000 for the three and six months ended June 30, 2015 and 2014, respectively.

(4)        STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. 2004 Performance Incentive Plan (the “2004 Plan”), the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan (the “Amended 2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The Company’s stock-based compensation plans are administered by the Nominating and Corporate Governance/Compensation Committee of the Company’s Board of Directors (the “Committee”), which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

The 2004 Plan expired in September 2009. From and after the date it expired, no awards could be granted under that plan and all awards that had been granted under that plan before it expired are governed by that plan until they are exercised or expire in accordance with that plan’s terms.

At the Company’s 2015 Annual Meeting of Stockholders, the Company’s stockholders approved an increase in the authorized shares to be issued under the Amended 2010 Plan from 6,000,000 to 12,000,000. The Amended 2010 Plan expires in February 2020. As of June 30, 2015, approximately 7,144,000 share-based awards are available to be granted under the Amended 2010 Plan.

The 2014 Plan, which provides for the grant of up to 4,250,000 share-based awards to new employees as an inducement material to the new employee entering into employment with the Company, was approved by the Committee in September 2014 in connection with the appointment of Ram Krishnan as the Company’s Chief Executive Officer. As of June 30, 2015, there were no share-based awards available to be granted under the 2014 Plan.

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

The following weighted-average assumptions were used for grants issued during the three and six months ended June 30, 2015 and 2014 under the ASC No. 718 requirements.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Weighted-average risk-free rate	1.19%	1.26%	1.18%	1.25%
Weighted-average volatility	83.01%	81.42%	82.40%	81.62%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	4.20 years	4.89 years	4.29 years	4.75 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended June 30, 2015 and 2014 was $119,000 and $60,000, respectively, and $218,000 and $111,000 for the six months ended June 30, 2015 and 2014, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted stock options to purchase 1,320,000 and 650,000 shares of common stock during the three months ended June 30, 2015 and 2014, respectively, and stock options to purchase 2,105,000 and 1,500,000 shares of common stock during the six months ended June 30, 2015 and 2014, respectively.

Stock options issued under all of the Company’s stock-based compensation plans may be exercised on a net-exercise arrangement, where shares of common stock equal to the value of the amount of the exercise price of the stock options being exercised are withheld as payment of the exercise price instead of cash. Under such net-exercise arrangements, for the three and six months ended June 30, 2015, options to purchase approximately 48,000 and 82,000 shares of common stock were exercised, respectively, and approximately 10,000 and 18,000 shares of common stock were issued, respectively. There were no net-exercise arrangements during the three and six months ended June 30, 2014. In each of the three and six months ended June 30, 2015, the Company received approximately $1,000 in cash payments for the exercise of options to purchase approximately 2,000 shares. For the three and six months ended June 30, 2014, the Company received approximately $17,000 and $23,000 in cash payments for the exercise of options to purchase approximately 80,000 and 98,000 shares, respectively. The total intrinsic value of all options exercised during the three and six months ended June 30, 2015 was approximately $3,000 and $7,000, respectively. The total intrinsic value of all options exercised during the three and six months ended June 30, 2014 was approximately $32,000 and $39,000, respectively.

(5)        DEBT

Revolving Line of Credit

On April 14, 2015, the Company entered into a loan and security agreement with East West Bank, pursuant to which, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which is referred to as the revolving line, or an amount equal to its borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. So long as there is no event of default, the Company may make a one-time request to increase the revolving line by up to $2,500,000, which the lender may accept or decline. All advances are due on April 14, 2018. The Company’s borrowing base is, as of the date of determination, an amount equal to the product of: (a) the average monthly recurring revenue for the immediately preceding three months; times (b) one plus the Company’s average churn rate for the immediately preceding three months (not to exceed zero); times (c) 300%. The churn rate, with respect to any month, is the quotient of the Company’s monthly net revenue change calculated with respect to such month, divided by its monthly revenue from subscriptions for the month. In addition, under the loan and security agreement, the Company is required to meet a minimum adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, target and churn rate targets, in each case, as specified in the loan and security agreement. Adjusted EBITDA is the sum (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expenses, plus (f) other non-cash expenses and charges, plus (g) to the extent approved by East West Bank, other one-time charges, plus (h) to the extent approved by East West Bank, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business. The adjusted EBITDA target is measured as of the last day of each fiscal quarter with respect to the immediately prior six month period, and the churn rate targets are measured on a monthly and trailing three month basis. The Company met these targets as of the quarter ended, June 30, 2015.

Advances bear interest, at the Company’s option, at the rate of either (A) a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 1.25% or (B) at a fixed rate per annum equal to the LIBOR Rate for the interest period for the advance plus 4.00%. Advances that the Company elects to bear interest at the rate described in clause (a) and (b) are referred to, respectively, as “Prime Rate Loans” and “LIBOR Loans.” Interest on each Prime Rate Loan is due on the last calendar day of each month, commencing on April 30, 2015. Interest on each LIBOR Loan is due on the last day of each interest period (1, 2, 3 or 6 months) applicable to such LIBOR Loan, unless the interest period is greater than 3 months, in which case, interest is payable at 3 month intervals after the commencement of the applicable interest period and on the last day of such interest period.

During the three months ended June 30, 2015, the Company borrowed a total of $4,500,000, which bears interest at the three-month LIBOR rate of 4.3125%. The Company used approximately $3,381,000 to pay down existing indebtedness. See “—Equipment Notes Payable,” below.

Pursuant to the loan and security agreement, the Company granted and pledged to the lender a first-priority security interest in all the Company’s existing and future personal property.

On the closing date of the loan and security agreement, the Company paid $37,500 to the lender as a facility fee. An additional facility fee (equal to the product of (x) 0.50% of the increase in the revolving line times (y) the quotient of the number of days remaining between the effective date of such increase and April 14, 2018, divided by 1,095) will be due if the revolving line is increased pursuant to the Company’s request. The Company also pays an unused line fee equal to 0.50% per year on the difference between the amount of the revolving line as in effect from time to time and the average monthly balance in each month, which is payable monthly in arrears. The average monthly balance is calculated by adding the ending outstanding balance under the revolving line for each day in the month divided by the number of days in the month.

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow up to $500,000 to purchase certain equipment. Over time, the lender has increased the maximum amount the Company may borrow, and as of June 30, 2015, the maximum amount was $9,853,000. The Company may borrow up to the maximum amount in tranches as needed. Each tranche bears interest at 8.32% per annum. With respect to the first $1,000,000 in the aggregate borrowed, principal and interest payments are due in 36 equal monthly installments. With respect to amounts borrowed in excess of the first $1,000,000 in the aggregate, the first monthly payment will be equal to 24% of the principal amount outstanding, and the remaining principal and interest due are payable in 35 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed. Through June 30, 2015, the Company borrowed approximately $7,726,000 of the $9,853,000 maximum amount available.

In April 2015, the Company used approximately $3,381,000 of the proceeds received from the East West Bank credit facility to pay down a portion of the principal amount the Company had borrowed under this financing arrangement, accrued interest and a prepayment fee. As of June 30, 2015, approximately $1,127,000 of principal remained outstanding under this financing arrangement, which is recorded as long-term debt on the consolidated balance sheets, and approximately $2,127,000 was available for borrowing. However, the East West Bank credit facility prohibits the Company from having more than $2,500,000 owing under this financing arrangement at any time.

(6)        ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period, and the assets and liabilities of such subsidiaries have been translated at the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of June 30, 2015 and December 31, 2014, $368,000 and $479,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(7)        RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

(8)        CONCENTRATIONS OF RISK

Significant Customer

For the three months ended June 30, 2015 and 2014, the Company generated approximately $2,883,000 and $3,100,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented 47% and 45% of total revenue for those periods, respectively. For the six months ended June 30, 2015 and 2014, the Company generated approximately $5,300,000 and $5,746,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented 44% and 43% of total revenue for those periods, respectively. As of June 30, 2015 and December 31, 2014, approximately $172,000 and $1,558,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

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

As of June 30, 2015 and December 31, 2014, approximately $120,000 and $423,000, respectively, were included in accounts payable or accrued expenses for equipment suppliers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference, if any, contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to maintain an adequate supply of the tablet and related equipment used in our BEOND product line, (5) our ability to adequately protect our proprietary rights and intellectual property, (6) our ability to raise additional funds in the future, if necessary, on favorable terms, (7) our ability to significantly grow our subscription revenue and implement our other business strategies, (8) our ability to successfully and efficiently manage the design, manufacturing, and assembly process of our BEOND tablet platform, and (9) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report.

OVERVIEW AND HIGHLIGHTS

Abour our Business and How We Talk About It

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

We currently generate revenue by charging subscription fees for our service to our network subscribers, by leasing equipment (including tablets used in our BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games and from the premium products we began offering via our BEOND platform in 2014. These premium products currently include an arcade and a digital music jukebox.

Over 80 million games were played on our network during 2014. Additionally, our mobile application has been installed on over one million consumer mobile devices. Approximately 47% of our network subscriber venues are related to national and regional restaurants and include Buffalo Wild Wings, Old Chicago, Aroogas, Buffalo Wings & Rings, Native New Yorker, and Boston Pizza.

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

Our Strategy & Second Quarter Highlights

During 2015, we have been focused on i) growing the number of sites using our BEOND platform through converting our Classic installed customer base and adding new customers; ii) building the consumer audience, engaging them more with improved entertainment experiences and providing premium products; and iii) growing our customer base by acquiring more focused brand chain accounts and independent (i.e., non-chain) customers.

Below are some highlights of the second quarter of 2015:

BEOND Platform Growth:

•	At the end of the second quarter, we had 2,942 sites, compared to 2,908 at the end of last quarter. The increase from quarter-to-quarter is the first time in 13 quarters that the number of new sites outnumbered attrition during a quarter.

•	Of our current sites, 50% are on the BEOND platform, compared to 43% at the end of last quarter.

Consumer Engagement:

•	We currently have over eight million player registrations, up from seven million at the end of 2014.

•	We formally rolled out Jackpot Trivia last quarter and it is now deployed at over 1,200 sites. The number of sessions played has increased 12% compared to last quarter.

•	During the past 12 months we rolled out our premium arcade offering. We originally generated revenue by directly charging the consumers who played it. During the second quarter of 2015, we decided that we will begin offering both a “free-to-consumers” version and a paid version. We believe we will be able to command higher prices from our customers who want to offer the “free-to-consumers” version to their patrons, thereby increasing our subscription revenue.

Growing Customer Base

•	To help win customers who value consumer engagement and consumer experience, we believe we will need to invest in and provide certain functionality in our BEOND tablet platform, such as digital menu and payments.

o	In May 2015, we launched our digital menu functionality at the locations of one of our chain customers.

o	We continue to work on payment functionality and plan to pilot the functionality at several sites during the second half of 2015 and expect to be in production by the end of 2015.

o	Through the end of the second quarter, we have implemented the BEOND tablet platform in 10 chains that we are now focused on moving from pilots to brand standard. The process of moving from pilot to brand standard takes time, and there is no assurance that we will be successful in moving past the pilot stage.

Other

•	We re-evaluated our BEOND tablet platform hardware strategy. In early 2014, we began to manufacture, design and manage the supply chain of our BEOND tablet platform in-house. During the second quarter of 2015, we wrote off approximately $444,000 of components that became obsolete as a result of upcoming changes in the platform. We took steps during the quarter intended to reduce our exposure to this type of operational expense going forward and to ensure long-term stability of our hardware at reasonable production costs by outsourcing the supply chain management and manufacturing.

In April 2015, we entered into a loan and security agreement with East West Bank, pursuant to which we may request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000 or an amount equal to our borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. During the three months ended June 30, 2015, we borrowed $4,500,000 under this credit facility. We used $3,381,000 of the proceeds to pay down existing indebtedness and to pay related prepayment fees. Further information regarding this credit facility may be found in Note 5-Debt of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2015 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

We generated a net loss of $2,625,000 for the three months ended June 30, 2015 compared to a net loss of $1,348,000 for the three months ended June 30, 2014.

The table below summarizes the type of revenue we generate for the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015		2014
	$	% of Total Revenue	$	% of Total Revenue
Subscription revenue	$4,202,000	67.9%	$4,573,000	66.6%
Sales-type lease revenue	1,251,000	20.2%	1,590,000	23.1%
Other revenue	740,000	11.9%	710,000	10.3%
Total	$6,193,000	100.0%	$6,873,000	100.0%

The $680,000, or 10%, decrease in total revenue was primarily due to decreased subscription revenue of $371,000 resulting from lower average site count and a lower average revenue per site (which we refer to as ARPU), and to decreased equipment lease revenue of $339,000 under sales-type lease arrangements. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment that we lease) is recognized when we lease BEOND equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. Accordingly, we expect this type of revenue to fluctuate from period to period as certain network subscribers convert their venues from using the Classic playmakers to the BEOND tablets, and to decrease thereafter.

Geographic breakdown of our network subscribers is as follows:

	Network Subscribers as of June 30,
	2015	2014
United States	2,766	2,930
Canada	176	173
Total	2,942	3,103

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the three months ended June 30, 2015 and 2014 is show in the table below:

	For the three months ended June 30,
	2015	2014
Revenues	$6,193,000	$6,873,000
Direct Costs	3,379,000	2,806,000
Gross Margin	$2,814,000	$4,067,000

Gross Margin Percentage	45%	59%

The approximately 1,400 basis point decrease in gross margin was primarily related to writing off approximately $444,000 of components that became obsolete as a result of upcoming changes in our BEOND tablet platform, as well as increased equipment and production costs of approximately $174,000 on lower sales-type lease revenue during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decline in gross margin was, to a lesser extent, also attributable to a lower ARPU for certain network subscribers. We anticipate that the lower ARPU will be at least partially offset by revenue generated from our premium services offering as it grows and matures.

The $573,000, or 20%, increase in direct costs was primarily due to the component write-off discussed above, and to a lesser extent, due to increased revenue share and license expense, service provider fees and depreciation and amortization expense. These increases were offset by a decrease in equipment costs as a result of fewer BEOND installations under sales-type lease arrangements for the three month ended June 30, 2015 compared to the three months ended June 30, 2014.

As discussed above, we are in the process of outsourcing supply chain management and manufacturing of our third generation BEOND tablet platform, which we expect to reduce our exposure to component write-offs and scrap expense. We expect to begin shipping our third generation BEOND tablet platform during the fourth quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $291,000, or 6%, to $4,868,000 for the three months ended June 30, 2015 from $4,577,000 for the three months ended June 30, 2014. The increase was primarily due to higher payroll and related expense of $626,000, which included severance expense recognized as a result of a restructuring that occurred during the three months ended June 30, 2015, offset by decreased professional fees of $501,000 due primarily to using fewer consultants during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Impairment of Capitalized software

Impairment of capitalized software decreased $344,000, or 54%, to $295,000 for the three months ended June 30, 2015 from $639,000 for the three months ended June 30, 2014. These impairment charges are as a result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct costs) decreased $28,000, or 19%, to $123,000 for the three months ended June 30, 2015 from $151,000 for the three months ended June 30, 2014, primarily due to assets becoming fully depreciated or amortized.

Other Expense, Net

We had $139,000 of other expense, net for the three months ended June 30, 2015, compared to other expense, net of $51,000 for the three months ended June 30, 2014. The $88,000 increase was primarily due to increased interest expense related to higher outstanding long-term debt balances and prepayment fees on long-term debt, offset by increased foreign currency exchange gains related to the operations of our Canadian subsidiary and other miscellaneous income.

Income Taxes

We expect to incur state income tax liability in 2015 related to our U.S. operations. We also expect to pay income taxes in Canada due to profitability of our Canadian subsidiary. For the three months ended June 30, 2015, we recorded a tax provision of $14,000, and for the three months ended June 30, 2014, we recorded a tax benefit of $3,000. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

EBITDA

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is not intended to represent a measure of performance in accordance with GAAP. Nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization charges in comparison to their net income or loss calculated in accordance with GAAP. EBITDA is not calculated in the same manner as adjusted EBITDA for purposes of compliance with the financial covenant in our East West Bank loan and security agreement.

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the three months ended June 30, 2015 and 2014 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended June 30,
	2015	2014
Net loss per GAAP	$(2,625,000)	$(1,348,000)
Interest expense, net	182,000	40,000
Income tax (benefit) provision	14,000	(3,000)
Depreciation and amortization	720,000	690,000
EBITDA	$(1,709,000)	$(621,000)

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

We generated a net loss of $4,888,000 for the six months ended June 30, 2015 compared to a net loss of $1,997,000 for the six months ended June 30, 2014.

Revenue

The table below summarizes the type of revenue we generated for the six months ended June 30, 2015 and 2014:

	Six months ended June 30,
	2015		2014
	$	% of Total Revenue	$	% of Total Revenue
Subscription revenue	$8,402,000	70.5%	$9,192,000	69.2%
Sales-type lease revenue	2,091,000	17.5%	2,703,000	20.3%
Other revenue	1,426,000	12.0%	1,396,000	10.5%
Total	$11,919,000	100.0%	$13,291,000	100.0%

The $1,372,000, or 10%, decrease in total revenue was primarily due to decreased subscription revenue of $790,000 resulting from lower average site count as well as lower ARPU and decreased equipment lease revenue of $612,000 under sales-type lease arrangements. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment that we lease) is recognized when we lease BEOND equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. Accordingly, we expect this type of revenue to fluctuate from period to period as certain network subscribers convert their venues from using the Classic playmakers to the BEOND tablets, and to decrease thereafter.

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the six months ended June 30, 2015 and 2014 is show in the table below:

	For the six months ended June 30,
	2015	2014
Revenues	$11,919,000	$13,291,000
Direct Costs	6,028,000	5,336,000
Gross Margin	$5,891,000	$7,955,000

Gross Margin Percentage	49%	60%

The approximately 1,100 basis point decrease in gross margin was primarily related to component write-offs due to upcoming changes in our BEOND tablet platform and other scrap expense of approximately $607,000, as well as increased equipment and production costs of approximately $263,000 on lower sales-type lease revenue during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.  The decline in gross margin was, to a lesser extent, also attributable to a lower ARPU for certain network subscribers. We anticipate that the lower ARPU will be at least partially offset by revenue generated from our premium services offering as it grows and matures.

The $692,000, or 13%, increase in direct costs was primarily due the component write-off and scrap expense discussed above, and to a lesser extent, due to increased revenue share and license expense, service provider fees and depreciation and amortization expense. These increases were offset by a decrease in equipment costs as a result of fewer BEOND installations under sales-type lease arrangements for the six month ended June 30, 2014 compared to the six months ended June 30, 2014.

As discussed above, we are in the process of outsourcing supply chain management and manufacturing of our third generation BEOND tablet platform, which we expect to reduce our exposure to component write-offs and scrap expense. We expect to begin shipping our third generation BEOND tablet platform during the fourth quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,085,000, or 12%, to $10,030,000 for the six months ended June 30, 2015 from $8,945,000 for the six months ended June 30, 2014. The increase was primarily due to higher payroll and related expense of $1,310,000, which included severance expense that was related to a restructuring, and increased marketing expense of $554,000, offset by decreased professional fees of $905,000 due primarily to using fewer consultants during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Impairment of Capitalized software

Impairment of capitalized software decreased $366,000, or 55%, to $295,000 for the six months ended June 30, 2015 from $661,000 for the six months ended June 30, 2014. These impairment charges are as a result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended.

Depreciation and Amortization Expense

Depreciation and amortization expense (excluding depreciation and amortization included in direct costs) decreased $59,000, or 19%, to $244,000 for the six months ended June 30, 2015 from $303,000 for the six months ended June 30, 2014, primarily due to assets becoming fully depreciated or amortized.

Other Expense, Net

We had $182,000 of other expense, net for the six months ended June 30, 2015, compared to other expense, net of $36,000 for the six months ended June 30, 2014. The $146,000 increase was primarily due to increased interest expense related to higher outstanding long-term debt balances and prepayment fees on long-term debt, offset by increased foreign currency exchange gains related to the operations of our Canadian subsidiary and other miscellaneous income.

Income Taxes

For the six months ended June 30, 2015 and 2014, we recorded a tax provision of $28,000 and $7,000, respectively.

EBITDA

EBITDA is not intended to represent a measure of performance in accordance with GAAP, nor should EBITDA be considered as an alternative to statements of cash flows as a measure of liquidity. EBITDA is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization charges in comparison to their GAAP earnings or loss. EBITDA is not calculated in the same manner as adjusted EBITDA for purposes of compliance with the financial covenant in our East West Bank loan and security agreement.

The following table reconciles our consolidated net loss per GAAP to EBITDA for the six months ended June 30, 2015 and 2014.

	For the six months ended June 30,
	2015	2014
Net loss per GAAP	$(4,888,000)	$(1,997,000)
Interest expense, net	284,000	64,000
Income tax provision	28,000	7,000
Depreciation and amortization	1,421,000	1,375,000
EBITDA	$(3,155,000)	$(551,000)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had cash and cash equivalents of $5,391,000 compared to cash and cash equivalents of $7,185,000 as of December 31, 2014.

On April 14, 2015, we entered into a loan and security agreement with East West Bank, pursuant to which, we may request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which we refer to as the revolving line, or an amount equal to our borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. So long as there is no event of default, we may make a one-time request to increase the revolving line by up to $2,500,000, which the lender may accept or decline. All advances are due on April 14, 2018. During the three months ended June 30, 2015, we borrowed $4,500,000 under this credit facility. As discussed below, we used approximately $3,381,000 of the proceeds to pay down existing indebtedness and to pay related prepayment fees. We may also use the proceeds available under this credit facility to fund strategic growth initiatives and for general working capital purposes.

We have another financing arrangement under which we may borrow up to $9,853,000 for the purchase of certain capital equipment. Through June 30, 2015, we borrowed approximately $7,726,000. In April 2015, we used approximately $3,381,000 of the proceeds received from the East West Bank credit facility to pay down a portion of the principal amount we borrowed under this financing arrangement, accrued interest and a prepayment fee. As of June 30, 2015, approximately $1,127,000 of principal remained outstanding under this financing arrangement, and approximately $2,127,000 was available for borrowing. However, the East West Bank credit facility prohibits us from having more than $2,500,000 owing under this financing arrangement at any time.

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

Working Capital

As of June 30, 2015, we had working capital (current assets in excess of current liabilities) of $4,896,000 compared to working capital of $7,779,000 as of December 31, 2014. The following table shows the change in our working capital from December 31, 2014 to June 30, 2015.

Increase (Decrease)
Working capital as of December 31, 2014	$7,779,000
Changes in current assets:
Cash and cash equivalents	(1,794,000)
Accounts receivable, net of allowance	(1,644,000)
Site equipment to be installed	(1,614,000)
Prepaid expenses and other current assets	(82,000)
Change in total current assets	(5,134,000)
Changes in current liabilities:
Accounts payable	(152,000)
Accrued compensation	(3,000)
Accrued expenses	(110,000)
Sales taxes payable	14,000
Income taxes payable	(33,000)
Notes payable	(1,646,000)
Obligations under capital lease	42,000
Deferred revenue	(29,000)
Other current liabilities	(334,000)
Change in total current liabilities	(2,251,000)
Net change in working capital	(2,883,000)
Working capital as of June 30, 2015	$4,896,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the six months ended June 30,
	2015	2014
Cash (used in) provided by:
Operating activities	$(1,216,000)	$(1,990,000)
Investing activities	(815,000)	(780,000)
Financing activities	285,000	8,478,000
Effect of exchange rates	(48,000)	1,000
Net (decrease) increase in cash and cash equivalents	$(1,794,000)	$5,709,000

Net cash used in operating activities. The $774,000 decrease in cash used in operations was due to an increase in cash provided by operating assets and liabilities of $3,932,000 primarily related to accounts receivable amounts paid and fewer purchases of our BEOND site equipment to be installed, offset by increased net loss of $3,158,000, after giving effect to adjustments made for non-cash transactions.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs increased $958,000 to $6,203,000 for the six months ended June 30, 2015 from $5,245,000 during the six months ended June 30, 2014, due to increased salaries and severance.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $139,000 to $13,868,000 for the six months ended June 30, 2015 from $14,007,000 during the six months ended June 30, 2014, primarily as a result of less revenue offset by an increase in deferred revenue.

Net cash used in investing activities. The $35,000 increase in cash used in investing activities was primarily due to an increase in software development expenditures offset by a decrease in capital expenditures.

Net cash provided by financing activities. The $8,193,000 decrease in cash provided by financing activities is primarily attributable to the following:

•	During the six months ended June 30, 2014, we received $6,369,000 of proceeds received from our public offering, and there was no similar event during the six months ended June 30, 2015;

•	During the six months ended June 30, 2015, we paid an additional $3,369,000 of long-term debt compared to the amount of long-term debt payments made during the six month ended June 30, 2014; and

•	During the six months ended June 30, 2015, we borrowed an additional $1,551,000 of long-term debt compared to the amount of long-term debt borrowed during the six months ended June 30, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 7 of the condensed consolidated financial statements, “Recent Accounting Pronouncements.”

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our annual report other than as follows:

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

In addition, the NYSE MKT will normally consider suspending dealings in, or delisting, securities of an issuer which has stockholders' equity of less than $6,000,000 if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Our stockholders' equity was $10.9 million as of December 31, 2014 and it decreased to $6.1 million as of June 30, 2015. We have had losses from continuing operations and/or net losses in each of our five most recent fiscal years.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Certificate of Incorporation (2)

3.2	Bylaws, as amended (3)

10.1	Loan and Security Agreement by and between East West Bank and NTN Buzztime, Inc. dated April 14, 2015. (4)

10.2(a)*	Chief Product Officer Employment Offer Letter by and between NTN Buzztime, Inc. and Robert Cooney dated April 13, 2015. (4)

10.2(b)*	Severance Agreement by and between NTN Buzztime, Inc. and Robert Cooney dated May 14, 2015. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Filed or furnished herewith
(2)	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 26, 2008 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the registrant’s current report on Form 8-K filed on April 16, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: August 10, 2015	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial Officer)

