Form 10-Q
period 2015-09-30
NTN BUZZTIME INC
filed 2015-11-09
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015 the registrant had outstanding 92,412,255 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$4,678	$7,185
Accounts receivable, net of allowances of $157 and $214, respectively	575	2,190
Site equipment to be installed	3,415	4,755
Prepaid expenses and other current assets	1,001	742
Total current assets	9,669	14,872
Fixed assets, net	4,032	3,400
Software development costs, net of accumulated amortization of $2,134 and $3,110, respectively	1,076	1,634
Deferred costs	1,340	1,092
Goodwill	940	1,084
Intangible assets, net	92	129
Other assets	133	57
Total assets	$17,282	$22,268

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$396	$617
Accrued compensation	1,070	749
Accrued expenses	715	969
Sales taxes payable	237	133
Income taxes payable	38	104
Current portion of long-term debt (Note 5)	882	2,176
Current portion of obligations under capital leases	73	28
Deferred revenue	1,983	1,836
Other current liabilities	313	481
Total current liabilities	5,707	7,093
Long-term debt	5,679	3,143
Long-term obligations under capital leases	122	30
Deferred revenue, excluding current portion	413	378
Deferred rent	581	693
Other liabilities	–	7
Total liabilities	12,502	11,344

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at September 30, 2015 and December 31, 2014.	1	1
Common stock, $.005 par value, 168,000 shares authorized at September 30, 2015 and December 31, 2014; 92,412 and 92,370 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	462	462
Treasury stock, at cost, 503 shares at September 30, 2015 and December 31, 2014, respectively	(456)	(456)
Additional paid-in capital	128,634	128,283
Accumulated deficit	(124,089)	(117,845)
Accumulated other comprehensive income (Note 6)	228	479
Total shareholders' equity	4,780	10,924
Total liabilities and shareholders' equity	$17,282	$22,268

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Subscription revenue	$4,268	$4,425	$12,670	$13,617
Sales-type lease revenue	984	889	3,075	3,592
Other revenue	827	691	2,253	2,087
Total Revenue	6,079	6,005	17,998	19,296
Operating expenses:
Direct costs (includes depreciation and amortization of $630 and $544 for the three months ended September 30, 2015 and 2014, respectively, and $1,807 and $1,616 for the nine months ended September 30, 2015 and 2014, respectively.)	3,196	2,256	9,224	7,592
Selling, general and administrative	4,076	4,863	14,106	13,808
Impairment of capitalized software (Note 3)	–	–	295	661
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	121	161	365	464
Total operating expenses	7,393	7,280	23,990	22,525
Operating loss	(1,314)	(1,275)	(5,992)	(3,229)
Other expense, net	(49)	(19)	(231)	(55)
Loss before income taxes	(1,363)	(1,294)	(6,223)	(3,284)
Benefit (provision) for income taxes	15	(21)	(13)	(28)
Net loss	$(1,348)	$(1,315)	$(6,236)	$(3,312)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.07)	$(0.04)

Weighted average shares outstanding - basic and diluted	91,909	91,316	91,892	86,157

Comprehensive loss
Net loss	$(1,348)	$(1,315)	$(6,236)	$(3,312)
Foreign currency translation adjustment	(140)	(82)	(251)	(78)
Total comprehensive loss	$(1,488)	$(1,397)	$(6,487)	$(3,390)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows used in operating activities:
Net loss	$(6,236)	$(3,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,172	2,080
Provision for doubtful accounts	(2)	74
Excess and obsolete site equipment to be installed expense	680	–
Stock-based compensation	341	180
Issuance of common stock to consultant in lieu of cash payment	1	238
Impairment of capitalized software	295	661
Loss from disposition of equipment and capitalized software	28	1
Changes in assets and liabilities:
Accounts receivable	1,610	(273)
Site equipment to be installed	(403)	(3,755)
Prepaid expenses and other assets	(501)	240
Accounts payable and accrued liabilities	(51)	264
Income taxes payable	(57)	(2)
Deferred costs	(252)	(424)
Deferred revenue	183	692
Deferred rent	(112)	(100)
Net cash used in operating activities	(2,304)	(3,436)
Cash flows used in investing activities:
Capital expenditures	(781)	(619)
Software development expenditures	(520)	(607)
Acquisition of software	–	(150)
Proceeds from the sale of equipment	9	–
Net cash used in investing activities	(1,292)	(1,376)
Cash flows provided by financing activities:
Proceeds from public offering of common stock, net	–	6,369
Proceeds from exercise of stock options	1	44
Proceeds from long-term debt	5,638	4,321
Payments on long-term debt	(4,396)	(1,451)
Principal payments on capital leases	(39)	(19)
Tax withholding related to net-share settlements of restricted stock units	–	(33)
Net cash provided by financing activities	1,204	9,231
Net (decrease) increase in cash and cash equivalents	(2,392)	4,419
Effect of exchange rate on cash	(115)	(34)
Cash and cash equivalents at beginning of period	7,185	5,455
Cash and cash equivalents at end of period	$4,678	$9,840

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$311	$130

Income taxes	$68	$32

Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$1,055	$686

Equipment acquired under capital lease	$177	$–

Issuance of common stock in lieu of payment of preferred dividends	$8	$8

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

Description of Business

NTN Buzztime, Inc. (the “Company”) delivers interactive entertainment and innovative dining technology to bars and restaurants in North America. Venues license the Company’s customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, nationwide competitions, and self-service dining features including dynamic menus, touchscreen ordering and secure payment. The Company’s platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences. The Company generates revenues by charging subscription fees for its service to its network subscribers, by leasing equipment (including tablets used in its BEOND platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games and from the premium products, such as paid arcade, the Company began offering via its BEOND platform in 2014. Currently, over 2,950 venues in the U.S. and Canada subscribe to the Company’s interactive entertainment network, of which approximately 56% are using its BEOND platform.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2014. The accompanying condensed balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2015, or any other period.

Reclassifications

The Company reclassified the consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2014, and the consolidated statement of cash flows for the nine months ended September 30, 2014 to conform to the 2015 presentation. Reclassifications had no impact on net loss or cash flows.

(2) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. The total number of shares of the Company’s common stock subject to options, warrants, and convertible preferred stock that were excluded from computing diluted net loss per common share was approximately 13,857,000 and 14,140,000 shares as of September 30, 2015 and 2014, respectively, as their effect was anti-dilutive.

(3) IMPAIRMENT OF CAPITALIZED SOFTWARE

The Company capitalizes costs related to certain of its software product development projects in accordance with ASC No. 350, Intangibles – Goodwill and Other. The Company performs a quarterly review of these projects to determine if any project is no longer a current strategic fit or if the marketability of the content has decreased due to obtaining additional information regarding the specific purpose for which the content was intended. As a result of this review, the Company recognized impairment losses of $295,000 and $661,000 for the nine months ended September 30, 2015 and 2014, respectively. The Company did not recognize any impairment losses for the three months ended September 30, 2015 or 2014.

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

At the Company’s 2015 Annual Meeting of Stockholders, the Company’s stockholders approved an increase in the authorized shares to be issued under the Amended 2010 Plan from 6,000,000 to 12,000,000. The Amended 2010 Plan expires in February 2020. As of September 30, 2015, approximately 7,634,000 share-based awards are available to be granted under the Amended 2010 Plan.

The 2014 Plan, which provides for the grant of up to 4,250,000 share-based awards to new employees as an inducement material to the new employee entering into employment with the Company, was approved by the Committee in September 2014 in connection with the appointment of Ram Krishnan as the Company’s Chief Executive Officer. As of September 30, 2015, there were no share-based awards available to be granted under the 2014 Plan. The 2014 Plan expires in September 2024.

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

The following weighted-average assumptions were used for grants issued during the three and nine months ended September 30, 2015 and 2014 under the ASC No. 718 requirements.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Weighted-average risk-free rate	1.27%	1.42%	1.18%	1.37%
Weighted-average volatility	105.50%	79.77%	82.51%	80.27%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5.15 years	4.91 years	4. 3 years	4.86 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended September 30, 2015 and 2014 was $123,000 and $68,000, respectively, and $341,000 and $180,000 for the nine months ended September 30, 2015 and 2014, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted stock options to purchase 10,000 and 3,828,000 shares of common stock during the three months ended September 30, 2015 and 2014, respectively, and stock options to purchase 2,115,000 and 5,328,000 shares of common stock during the nine months ended September 30, 2015 and 2014, respectively.

Stock options issued under all of the Company’s stock-based compensation plans may be exercised on a net-exercise arrangement, where shares of common stock equal to the value of the amount of the exercise price of the stock options being exercised are withheld as payment of the exercise price instead of cash. During the three months ended September 30, 2015, there were no stock options exercised under net-exercise arrangements or for cash. During the nine months ended September 30, 2015, 82,000 shares of common stock were exercised under net-exercise arrangements, and approximately 18,000 shares of common stock were issued. Also during the nine months ended September 30, 2015, the Company received approximately $1,000 in cash payments for the exercise of options to purchase approximately 2,000 shares. The total intrinsic value of all options exercised during the nine months ended September 30, 2015 was approximately $7,000. For the three and nine months ended September 30, 2014, the Company received approximately $22,000 and $44,000, respectively, in cash payments for the exercise of options to purchase approximately 87,000 and 185,000 shares, respectively. There were no net-exercise arrangements during the three and nine months ended September 30, 2014. The total intrinsic value of options exercised during the three and nine months ended September 30, 2014 was approximately $20,000 and $60,000, respectively.

(5) DEBT

Revolving Line of Credit

In April 2015, the Company entered into a loan and security agreement with East West Bank, pursuant to which, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which is referred to as the revolving line, or an amount equal to its borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. So long as there is no event of default, the Company may make a one-time request to increase the revolving line by up to $2,500,000, which the lender may accept or decline. All advances are due on April 14, 2018. The Company’s borrowing base is, as of the date of determination, an amount equal to the product of: (a) the average monthly recurring revenue for the immediately preceding three months; times (b) one plus the Company’s average churn rate for the immediately preceding three months (not to exceed zero); times (c) 300%. The churn rate, with respect to any month, is the quotient of the Company’s monthly net revenue change calculated with respect to such month, divided by its monthly revenue from subscriptions for the month. In addition, under the loan and security agreement, the Company is required to meet a minimum adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, target and churn rate targets, in each case, as specified in the loan and security agreement. Adjusted EBITDA is the sum (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expenses, plus (f) other non-cash expenses and charges, plus (g) to the extent approved by East West Bank, other one-time charges, plus (h) to the extent approved by East West Bank, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business. The adjusted EBITDA target is measured as of the last day of each fiscal quarter with respect to the immediately prior six month period, and the churn rate targets are measured on a monthly and trailing three month basis. The Company met these targets as of the quarter ended, September 30, 2015.

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

As of September 30, 2015, the Company borrowed a total of $4,500,000, all of which has been advanced as Libor Loans with a 3-month interest period. Each time the interest period expired, the Company elected to renew the advance as another Libor Loan with a 3-month interest period. Interest on the LIBOR Loans has ranged from 4.3125% to 4.3750%. The Company used approximately $3,381,000 of the total amount borrowed to pay down existing indebtedness. See “—Equipment Notes Payable,” below.

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

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow up to $500,000 to purchase certain equipment. Over time, the lender has increased the maximum amount the Company may borrow, and as of September 30, 2015, the maximum amount was $9,853,000. The Company may borrow up to the maximum amount in tranches as needed. Each tranche bears interest at 8.32% per annum. With respect to the first $1,000,000 in the aggregate borrowed, principal and interest payments are due in 36 equal monthly installments. With respect to amounts borrowed in excess of the first $1,000,000 in the aggregate, the first monthly payment will be equal to 24% of the principal amount outstanding, and the remaining principal and interest due are payable in 35 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed. Through September 30, 2015, the Company borrowed approximately $8,790,000 of the $9,853,000 maximum amount available.

In April 2015, the Company used approximately $3,381,000 of the proceeds received from the East West Bank credit facility to pay down a portion of the principal amount the Company had borrowed under this financing arrangement, accrued interest and a prepayment fee. As of September 30, 2015, approximately $2,061,000 of principal remained outstanding under this financing arrangement, which is recorded as long-term debt on the consolidated balance sheets, and approximately $1,063,000 was available for borrowing. However, the East West Bank credit facility prohibits the Company from having more than $2,500,000 owing under this financing arrangement at any time.

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period, and the assets and liabilities of such subsidiaries have been translated at the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of September 30, 2015 and December 31, 2014, $228,000 and $479,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company's consolidated financial statements.

(8) CONCENTRATIONS OF RISK

Significant Customer

For the three months ended September 30, 2015 and 2014, the Company generated approximately $2,708,000 and $2,409,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 45% and 40% of total revenue for those periods, respectively. For the nine months ended September 30, 2015 and 2014, the Company generated approximately $8,008,000 and $8,155,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented 44% and 42% of total revenue for those periods, respectively. As of September 30, 2015 and December 31, 2014, approximately $117,000 and $1,558,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

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

As of September 30, 2015 and December 31, 2014, approximately $176,000 and $423,000, respectively, were included in accounts payable or accrued expenses for equipment suppliers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference, if any, contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to maintain an adequate supply of the tablet and related equipment used in our BEOND product line, (5) our ability to adequately protect our proprietary rights and intellectual property, (6) our ability to raise additional funds in the future, if necessary, on favorable terms, (7) our ability to significantly grow our subscription revenue and implement our other business strategies, (8) our ability to successfully and efficiently manage the design, manufacturing and assembly process of our BEOND tablet platform and (9) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report.

OVERVIEW AND HIGHLIGHTS

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative dining technology to bars and restaurants in North America. Venues license our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, nationwide competitions, and self-service dining features including dynamic menus, touchscreen ordering and secure payment. Our platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences. Built on an extended network platform, our interactive entertainment system has historically allowed multiple players to interact at the venue, and now also enables competition between venues, referred to as massively multiplayer gaming. Our current platform, which we refer to as Buzztime Entertainment On Demand, or BEOND, was first introduced as a pilot program in December 2012, was expanded commercially during 2013, and the expansion was scaled during 2014. We continue to enhance our network architecture and the BEOND technology platform and player engagement paradigms. We also continue to support our legacy network product line, which we refer to as Classic.

We currently generate revenue by charging subscription fees for our service to our network subscribers, by leasing equipment (including tablets used in our BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, by selling advertising aired on in-venue screens and as part of customized games and from the premium products, such as paid arcade, we began offering via our BEOND platform in 2014.

Over 80 million games were played on our network during 2014. Additionally, our mobile application has been installed on over one million consumer mobile devices. Approximately 47% of our network subscriber venues are related to national and regional restaurants and include Buffalo Wild Wings, Old Chicago, Arooga’s, Buffalo Wings & Rings, Native New Yorker, and Boston Pizza.

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

Our Strategy and Third Quarter Highlights

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

Below are some highlights of the third quarter of 2015:

BEOND Platform Growth:

•	At the end of the third quarter, we had 2,952 sites, compared to 2,942 at the end of the second quarter, and compared to 2,908 at the end of the first quarter. This was the second quarter of sequential growth. However, site count is expected to fluctuate with Classic playmaker attrition.

•	Of our current sites, 56% are on the BEOND platform, compared to 50% at the end of the second quarter, and compared to 43% at the end of the first quarter. Some sites, particularly independent customers, are currently satisfied with our Classic playmaker environment and may likely not convert to the BEOND platform. We intend to focus on acquiring new customers and venues, and to allow conversion within our existing customer base to occur naturally.

Consumer Engagement:

•	We currently have over eight million player registrations, up from seven million at the end of 2014.

•	Jackpot Trivia, which we released in the second quarter of 2015, is now the number one played trivia game in our network.

•	We launched Buzztime Sports in the third quarter. Buzztime Sports is a football trivia game that gets players to align with their favorite team and encourages competitive in-venue play.

•	We launched Academy of Football, a branded game centered around college football and currently sponsored by MillerCoors, in participating locations across the county. We have the ability to incorporate additional game sponsors.

Growing Customer Base

•	To help win customers who value consumer engagement and consumer experience, we believe we will need to invest in and provide certain functionality in our BEOND tablet platform, such as digital menu and payments.

o	We continued implementing the BEOND tablet platform in a number of chains that we are now focused on moving from pilots to brand standard. The process of moving from pilot to brand standard takes time, and there is no assurance that we will be successful in moving past the pilot stage. With that said, in the third quarter, we signed master service agreements with two chains. One of them is Buffalo Wings and Rings, a 46-location, experience focused brand. We are currently in 20 locations with a commitment to be brand standard for all new corporate locations. The other is Old Chicago, a 100-location, sports and pizza brand that is also experienced focused. We are currently installed at 35 of their locations.

o	We continued testing our digital menu functionality and added payment functionality at the locations of one of our chain customers, Arooga’s Grill House and Sports Bar.

Other

•	As previously discussed in prior quarters, we re-evaluated our BEOND tablet platform hardware strategy. In early 2014, we began to manufacture, design and manage the supply chain of our BEOND tablet platform in-house. During the first three quarters of 2015, we wrote off approximately $680,000 of tablet components that became obsolete as a result of upcoming changes in the tablet platform, Also during this period, we recognized approximately $604,000 of repair expense related to the second generation in-house designed BEOND tablet hardware that we have had to repair or deem we will need to repair in the future. During the second quarter of 2015, we out-sourced the supply-chain management and manufacturing of our third generation BEOND tablet platform to reduce exposure to repair and maintenance expense and ensure long-term stability of our tablet hardware, and in the fourth quarter of 2015, we began deploying the third generation platform, which includes EMV functionality for secure payment.

•	We are continuing to work on making our BEOND tablet platform one that enables us to offer third party content and services. Expanding our content and services, including content and services produced by third parties, should help us attract new and retain existing customers.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of fixed assets, the provision for income taxes including the valuation allowance, stock-based compensation, bad debts, investments, impairment of software development costs, goodwill, fixed assets, intangible assets and contingencies, including the reserve for sales tax inquiries. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2015 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014

We generated a net loss of $1,348,000 and $6,236,000 for the three and nine months ended September 30, 2015, respectively, compared to a net loss of $1,315,000 and $3,312,000 for the three and nine months ended September 30, 2014, respectively.

Revenue

The tables below summarize the type of revenue we generated for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015		2014
	$	% of Total Revenue	$	% of Total Revenue	Change	% Change
Subscription revenue	$4,268,000	70.2%	$4,425,000	73.7%	$(157,000)	-4%
Sales-type lease revenue	984,000	16.2%	889,000	14.8%	95,000	11%
Other revenue	827,000	13.6%	691,000	11.5%	136,000	20%
Total	$6,079,000	100.0%	$6,005,000	100.0%	$74,000	1%

	Nine months ended September 30,
	2015		2014
	$	% of Total Revenue	$	% of Total Revenue	Change	% Change
Subscription revenue	$12,670,000	70.4%	$13,617,000	70.6%	$(947,000)	-7%
Sales-type lease revenue	3,075,000	17.1%	3,592,000	18.6%	(517,000)	-14%
Other revenue	2,253,000	12.5%	2,087,000	10.8%	166,000	8%
Total	$17,998,000	100.0%	$19,296,000	100.0%	$(1,298,000)	-7%

Subscription revenue decreased for the three and nine months ended September 30, 2015 primarily due to lower average site count and a lower average revenue per site (which we refer to as ARPU) when compared to the same periods in 2014. Revenue that we recognize under sales-type lease arrangements, which we refer to as equipment lease revenue, increased during the three months ended September 30, 2015, due to increased installations of our BEOND platform for certain customers under sales-type lease arrangements, and decreased during the nine months ended September 30, 2015, due to fewer installations of our BEOND platform for certain customers under sales-type lease arrangements, when compared to the same periods in 2014. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment that we lease) is recognized when we lease BEOND equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. Accordingly, we expect this type of revenue to fluctuate from period to period as certain network subscribers convert their venues from using the Classic playmakers to the BEOND tablets, and to decrease thereafter. Other revenue increased for the three and nine months ended September 30, 2015 due primarily to an increase in premium and custom development services when compared to the same periods in 2014.

Geographic breakdown of our network subscribers is as follows:

	Network Subscribers as of September 30,
	2015	2014
United States	2,782	2,834
Canada	170	172
Total	2,952	3,006

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the three and nine months ended September 30, 2015 and 2014 is shown in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues	$6,079,000	$6,005,000	$17,998,000	$19,296,000
Direct Costs	3,196,000	2,256,000	9,224,000	7,592,000
Gross Margin	$2,883,000	$3,749,000	$8,774,000	$11,704,000

Gross Margin Percentage	47%	62%	49%	61%

The $940,000, or 42%, increase in direct costs for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to increased equipment expense of approximately $892,000. The increased equipment expense is primarily comprised of increased repair expense of approximately $480,000 related to the second generation BEOND tablet hardware that we have repaired in the period or expect to repair in the future, an overall increase in equipment and production costs of approximately $186,000, scrap expense of approximately $73,000, and increased volume of the BEOND platform installations for sales-type lease arrangements. The repair and scrap expense and the equipment and productions costs are due to hardware and operational expenses associated with our prior generations of our BEOND platform. We anticipate that these expenses and costs will continue in the upcoming quarters.

The $1,632,000, or 21%, increase in direct costs for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to increased equipment expense of approximately $1,326,000 related to hardware component write-offs and scrap expense of approximately $680,000 for components that became obsolete as a result of changes in our BEOND tablet platform, increased equipment and production costs of approximately $444,000, and approximately $577,000 in increased repair expense for the second generation BEOND tablet hardware that we have repaired or expect to repair in the future. These increases were offset by decreased volume of the BEOND platform installations for sales-type lease arrangements.

The approximately 24% and 20% decrease in gross margin for the three and nine months ended September 30, 2015, respectively, was primarily related to the expense of writing off obsolete components, scrap, repair expense, and increased productions costs discussed above. The decline in gross margin was, to a lesser extent, also attributable to a lower ARPU for certain network subscribers. We anticipate that the lower ARPU will be at least partially offset by revenue generated from our arcade subscription offering and other premium services in the future.

As discussed above, we out-sourced the supply-chain management and manufacturing of our third generation BEOND tablet platform to reduce exposure to repair and maintenance expense and ensure long-term stability of our tablet hardware, and in the fourth quarter of 2015, we began deploying the third generation platform.

Operating Expenses

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Selling, general and administrative	$4,076,000	$4,863,000	$(787,000)	$14,106,000	$13,808,000	$298,000

Impariment of capitalized software	$–	$–	$–	$295,000	$661,000	$(366,000)

Depreciation and amortization (non-direct)	$121,000	$161,000	$(40,000)	$365,000	$464,000	$(99,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended September 30, 2015 was primarily due to lower headcount as a result of the restructuring that took place at the end of the second quarter of 2015, reflecting a reduction of approximately $249,000 in payroll and related expenses, as well as using fewer consultants, which resulted in a reduction of approximately $490,000 in professional fees compared to the same period in 2014.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2015 was primarily due to higher payroll and related expense of $1,062,000, which included severance expense that was related to the restructuring, and increased marketing expense of $522,000, offset by decreased professional fees of $1,395,000 due primarily to using fewer consultants compared to the same period in 2014.

Impairment of Capitalized software

Impairment of capitalized software for the nine months ended September 30, 2015 and 2014 was the result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended. There were no such impairment charges recognized for the three months ended September 30, 2015 or 2014.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing with new assets.

Other Expense, Net

	For the three months ended September 30,			For the nine months ended September 30,
	2015	2014	Increase in expense, net	2015	2014	Increase in expense, net
Interest expense, net	$(86,000)	$(61,000)		$(370,000)	$(125,000)
Other income, net	37,000	42,000		139,000	70,000
Total other expense, net	$(49,000)	$(19,000)	$(30,000)	$(231,000)	$(55,000)	$(176,000)

The increase in total other expense, net for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is primarily due to higher long-term debt balances, resulting in an increase in interest expense, and prepayment fees on long-term debt during the nine months ended September 30, 2015, offset by increased foreign currency exchange gains related to the operations of our Canadian subsidiary and other miscellaneous income.

Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Benefit (provision) for income taxes	$15,000	$(21,000)	$(13,000)	$(28,000)

We expect to incur state income tax liability in 2015 related to our U.S. operations. We also expect to pay income taxes in Canada due to profitability of our Canadian subsidiary. The benefit recognized for the three months ended September 30, 2015 was a result of a refund received from the Canadian taxing authority. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the three and nine months ended September 30, 2015 and 2014 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net loss per GAAP	$(1,348,000)	$(1,315,000)	$(6,236,000)	$(3,312,000)
Interest expense, net	86,000	61,000	370,000	125,000
Income tax (benefit) provision	(15,000)	21,000	13,000	28,000
Depreciation and amortization	751,000	705,000	2,172,000	2,080,000
EBITDA	$(526,000)	$(528,000)	$(3,681,000)	$(1,079,000)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had cash and cash equivalents of $4,678,000 compared to cash and cash equivalents of $7,185,000 as of December 31, 2014.

In April 2015, we entered into a loan and security agreement with East West Bank, pursuant to which, we may request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which we refer to as the revolving line, or an amount equal to our borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. So long as there is no event of default, we may make a one-time request to increase the revolving line by up to $2,500,000, which the lender may accept or decline. All advances are due on April 14, 2018. As of September 30, 2015, we borrowed $4,500,000 under this credit facility. As discussed below, we used approximately $3,381,000 of the proceeds to pay down existing indebtedness and to pay related prepayment fees. We may also use the proceeds available under this credit facility to fund strategic growth initiatives and for general working capital purposes.

We have another financing arrangement under which we may borrow up to $9,853,000 for the purchase of certain capital equipment. Through September 30, 2015, we borrowed approximately $8,790,000. In April 2015, we used approximately $3,381,000 of the proceeds received from the East West Bank credit facility to pay down a portion of the principal amount we borrowed under this financing arrangement, accrued interest and a prepayment fee. As of September 30, 2015, approximately $2,061,000 of principal remained outstanding under this financing arrangement and approximately $1,063,000 was available for borrowing. However, the East West Bank credit facility prohibits us from having more than $2,500,000 owing under this financing arrangement at any time.

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

Working Capital

As of September 30, 2015, we had working capital (current assets in excess of current liabilities) of $3,962,000 compared to working capital of $7,779,000 as of December 31, 2014. The following table shows the change in our working capital from December 31, 2014 to September 30, 2015.

Increase (Decrease)
Working capital as of December 31, 2014	$7,779,000
Changes in current assets:
Cash and cash equivalents	(2,507,000)
Accounts receivable, net of allowance	(1,615,000)
Site equipment to be installed	(1,340,000)
Prepaid expenses and other current assets	259,000
Change in total current assets	(5,203,000)
Changes in current liabilities:
Accounts payable	(221,000)
Accrued compensation	321,000
Accrued expenses	(254,000)
Sales taxes payable	104,000
Income taxes payable	(66,000)
Notes payable	(1,294,000)
Obligations under capital lease	45,000
Deferred revenue	147,000
Other current liabilities	(168,000)
Change in total current liabilities	(1,386,000)
Net change in working capital	(3,817,000)
Working capital as of September 30, 2015	$3,962,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the nine months ended September 30,
	2015	2014
Cash (used in) provided by:
Operating activities	$(2,304,000)	$(3,436,000)
Investing activities	(1,292,000)	(1,376,000)
Financing activities	1,204,000	9,231,000
Effect of exchange rates	(115,000)	(34,000)
Net (decrease) increase in cash and cash equivalents	$(2,507,000)	$4,385,000

Net cash used in operating activities. The $1,132,000 decrease in cash used in operations was due to an increase in cash provided by operating assets and liabilities of $3,775,000 primarily related to accounts receivable amounts paid and fewer purchases of our BEOND site equipment to be installed, offset by increased net loss of $2,643,000, after giving effect to adjustments made for non-cash transactions.

Our inventory levels of site equipment to be installed increased slightly to $3,415,000 as of September 30, 2015, from $3,141,000 as of the end of the prior quarter. Inventory is down from $4,755,000 at year-end reflecting released product as part of our site count growth and conversion to the BEOND platform. Since we are supporting multiple generations of the BEOND tablet platforms, we have seen an increase in the complexity of our supply chain. We anticipate this complexity will remain with us for the 2016 fiscal year and thus will affect retaining a higher level of inventory for site equipment to be installed.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs increased $804,000 to $8,749,000 for the nine months ended September 30, 2015 from $7,945,000 during the same period in 2014, due to increased wages and severance.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $75,000 to $20,472,000 for the nine months ended September 30, 2015 from $20,547,000 during the same period in 2014, primarily as a result of less revenue offset by an increase in deferred revenue and a reduction in accounts receivable balances.

Net cash used in investing activities. The $84,000 decrease in cash used in investing activities was primarily due to a decrease in software development expenditures offset by an increase in capital expenditures.

Net cash provided by financing activities. The $8,027,000 decrease in cash provided by financing activities is primarily attributable to the following:

•	During the nine months ended September 30, 2014, we received $6,369,000 of proceeds from our public offering, and there was no similar event during the same period in 2015;
•	During the nine months ended September 30, 2015, we paid an additional $2,945,000 of long-term debt compared to the amount of long-term debt payments made during the same period in 2014; and
•	During the nine months ended September 30, 2015, we borrowed an additional $1,317,000 of long-term debt compared to the amount of long-term debt borrowed during the same period in 2014.

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

In addition, the NYSE MKT will normally consider suspending dealings in, or delisting, securities of an issuer which has stockholders' equity of less than $6,000,000 if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Our stockholders' equity was $10.9 million as of December 31, 2014 and it decreased to $4.8 million as of September 30, 2015. We have had losses from continuing operations and/or net losses in each of our five most recent fiscal years.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

3.1	Restated Certificate of Incorporation (2)

3.2	Bylaws, as amended (3)

10.1*	Separation Agreement and General Release of all Claims by and between NTN Buzztime, Inc. and William Thomas dated July 22, 2015 (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(1)	Filed or furnished herewith
(2)	Previously filed as an exhibit to the registrant’s report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the registrant’s report on Form 10-K filed on March 26, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: November 9, 2015	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer
(on behalf of the Registrant, and as its Principal Financial Officer)

