Form 10-K
period 2015-12-31
NTN BUZZTIME INC
filed 2016-03-15
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company. Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2015, computed by reference to the closing sale price of the common stock on the NYSE MKT on June 30, 2015, was approximately $16.3 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2016, the registrant had 92,439,174 shares of common stock outstanding.

Documents Incorporated by Reference.

Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of stockholders are incorporated by reference into Part III of this report where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to maintain an adequate supply of the tablet and related equipment used in our BEOND product line, (5) our ability to adequately protect our proprietary rights and intellectual property, (6) our ability to raise additional funds in the future, if necessary, on favorable terms, (7) our ability to significantly grow our subscription revenue and implement our other business strategies, (8) our ability to successfully and efficiently manage the design, manufacturing and assembly process of our BEOND tablet platform, and (9) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of this report and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

PART I

ITEM 1. Business

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative dining technology to bars and restaurants in North America. Our customers license our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, nationwide competitions, and self-service dining features including dynamic menus, touchscreen ordering and secure payment. Our platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences. Built on an extended network platform, our interactive entertainment system has historically allowed multiple players to interact at the venue, and now also enables competition between venues, referred to as massively multiplayer gaming. Our current tablet platform, which we refer to as Buzztime Entertainment On Demand, or BEOND, was first introduced as a pilot program in December 2012, was expanded commercially during 2013, and the expansion was scaled during 2014. We continue to enhance our network architecture and the BEOND technology platform and player engagement paradigms. We also continue to support our legacy network product line, which we refer to as Classic.

We currently generate revenue by charging subscription fees for our service to our network subscribers, by leasing equipment (including tablets used in our BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, and by selling advertising aired on in-venue screens and as part of customized games. In 2014, we began offering pay-to-play premium content to certain customers via our BEOND tablet platform, such as paid arcade. During the second quarter of 2015, we made a strategic change in our premium content model by making the arcade offering available on both a free-to-consumer and pay-to-play basis. This change required us to delay the general availability of the pay-to-play arcade offering as we retooled its content, workflow and positioning. As a result, during 2015, we generated additional subscription fee revenue from those venues offering free-to-consumer arcade. We anticipate rolling out the new pay-to-play arcade offering during the second quarter of 2016.

Over 115 million games were played on our network during 2015. Additionally, as of December 31, 2015, our mobile application has been installed on over 1.5 million consumer mobile devices. As of December 31, 2015, approximately 48% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Old Chicago, Beef O’Brady’s, Buffalo Wings & Rings, Native New Yorker, Houlihans, Boston Pizza, and Arooga’s.

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

Recent Developments

Notice of non-compliance with NYSE MKT continued listing standard

As previously reported, in November 2015, we received a letter from the NYSE Regulation Inc. stating that we are not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide because we reported stockholders’ equity of less than $6 million as of September 30, 2015 and had net losses in five of our most recent fiscal years ended December 31, 2014. In December 2015, we submitted a plan to NYSE Regulation advising of actions we have taken or will take to regain compliance with Section 1003(a)(iii) by May 13, 2017. In January 2016, NYSE Regulation notified us that it has accepted our plan and granted us a plan period that extends through May 13, 2017 to regain compliance with Section 1003(a)(iii). The listing of our common stock on the NYSE MKT is being continued during the plan period pursuant to an extension. The NYSE Regulation staff will review us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Section 1003(a)(iii) by May 13, 2017 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. See “ITEM 1A. RISK FACTORS—Risks Relating to the Market for Our Common Stock—Our common stock could be delisted or suspended from trading on the NYSE MKT if we fail to maintain compliance with continued listing criteria,” below.

East West Bank Credit Facility

In April 2015, we entered into a loan and security agreement with East West Bank, or the lender, pursuant to which, we could request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which we refer to as the revolving line, or an amount equal to our borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. In March 2016, we entered into an amendment (the “Amendment”) to the loan and security agreement. The loan and security agreement as amended by the Amendment is referred to as the “Amended Loan Agreement.”

Under the Amended Loan Agreement, through March 31, 2017, we may request advances in an aggregate outstanding amount at any time up to the lesser of (a) the revolving line or (b) the sum of $2,000,000 (which we refer to as the “sublimit”) plus the amount equal to our borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. On March 31, 2017, the sublimit becomes zero. If the aggregate amount of advances as of March 31, 2017 exceeds the lesser of the revolving line or the amount equal to our borrowing base, then we must pay the lender the amount of such excess.

Other changes to the original terms of the loan and security agreement made under the Amendment are:

●	Under the original terms of the loan and security agreement, our borrowing base was, as of the date of determination, an amount equal to the product of: (a) the average monthly recurring revenue for the immediately preceding three months; times (b) one plus our average churn rate for the immediately preceding three months (not to exceed zero); times (c) 300%. The manner in which our borrowing base is determined is unchanged under the Amendment, except that our monthly recurring revenue is limited to all recurring subscription revenue attributable to software that we sold or licensed and all recurring revenue relating to services we delivered and 50% of all revenue attributable to our “Stump” product line.

●	All advances under the revolving line are due on December 31, 2017 as opposed to April 14, 2018 as was the case under the original terms.

●	On or before March 31, 2017, advances will bear interest, at our option, at the rate of either (A) a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 2.75%, up from 1.25% under the original terms, or (B) at a fixed rate per annum equal to the LIBOR Rate for the interest period for the advance plus 5.50%, up from 4.00% under the original terms. After March 31, 2017, the interest rates will revert to their original terms.

●	Our financial covenants with respect to our minimum adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, changed from a six-month measurement period to a three-month measurement period, beginning with the three month period ending March 31, 2016, and, accordingly, the minimum adjusted EBITDA targets we are required to achieve over each of the three month measurement periods were changed.

●	The Amendment provides for two additional financial covenants: (a) that we maintain a balance on deposit with the lender equal to (i) on March 31, 2017, 100% of the aggregate outstanding principal amount of the advances at such time, and (ii) at all times after March 31, 2017, an amount determined by the lender based on our 2017 financial projections; and (b) that the sum of the following be not less than $2,000,000: (i) the aggregate amount of unrestricted cash that we hold in accounts maintained with the lender and (ii) the amount available to us under the Amended Loan Agreement.

●	The aggregate amount that we owe under our current credit facility with our equipment lender at any time is no longer limited to $2,500,000.

●	With the lender’s consent, we may incur additional indebtedness with other equipment lenders of up to $2,000,000 in the aggregate for equipment financing.

Under the Amendment, the lender also waived an event of default that occurred because we did not achieve the specified churn rate required under the loan and security agreement for the month ended January 31, 2016.

For additional information regarding this credit facility, see “PART II—ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” below.

Our Strategy

We have historically operated under a subscription-based model where our primary source of revenue was monthly subscription fees from network subscribers. Although we expect that subscription fees will remain our primary source of revenue, we believe there are other transactional consumer revenue streams that could grow as a result of our investment in the BEOND tablet platform, such as revenue generated directly from consumers who pay to play or use our premium content. Our strategy for achieving revenue growth includes the following:

●	Scale digital menu and payment functionality. As of December 31, 2015, approximately 61% of our total sites, including 100% of Buffalo Wild Wing sites, were on our BEOND tablet platform, compared to 37% of our total sites at the end of 2014. Having achieved this scale of BEOND tablet platform sites, we can now focus more heavily on delivering digital menu and payment functionality on the tablet platform, which is designed to improve the operational and marketing value of our product offering. During 2015, we continued testing our digital menu functionality and added payment functionality at some of the locations of one of our chain customers, Arooga’s Grill House and Sports Bar. Now that we have all of the Buffalo Wild Wings locations on our BEOND tablet platform, we can focus on providing this same functionality in a pilot test with Buffalo Wild Wings during 2016, which should help provide a national reference for other chain customers in our sales pipeline that are also looking for digital menu and payment functionality.

●	Improve value and price for our “independent” customers. We are focused on increasing the value of our offering by improving game content and reducing the BEOND tablet platform cost to attract and retain quality independent customers. We have made significant strides in both of these areas during 2015:

	●	Game Content

		●	Jackpot Trivia, which we released in the second quarter of 2015, is the number one played trivia game in our network.

		●	Buzztime Sports, which is a football trivia game that we launched in the third quarter of 2015, allowed us to better understand how to drive play into our customer sites and how to better integrate social promotions.

		●	Sponsored Content, like Academy of Football, which was a branded game centered around college football and sponsored by both MillerCoors and Dr. Pepper, was launched during the fourth quarter of 2015 in participating locations across the country, and drove an 8% increase in sales for Dr. Pepper across those locations.

	●	We believe the improved gaming content is more engaging and is an improved entertainment experience. As of December 31, 2015, we had over nine million player registrations, up from seven million at the end of 2014; tablet sessions increased approximately 80% from 11.5 million in 2014 to 20.8 million in 2015; and total games played increased approximately 40% from approximately 80 million in 2014 to approximately 115 million in 2015.

	●	The new gaming platform and the sponsorships have fostered new relationships. For example, during 2015 we began relationships with FanDuel and with the Washington Redskins. We will be testing a number of initiatives with FanDuel throughout 2016, such as special FanDuel tournaments with prizes just for our players, and plan to leverage Jackpot Trivia to create a Redskins sponsored edition that players in the Washington D.C. market can play to earn points and win experiential Redskins related prizes throughout several trivia seasons in 2016.

●	BEOND tablet platform costs. As previously reported, during 2015, we experienced problems with our in-house designed and manufactured second generation BEOND tablet platform equipment, which resulted in significant repair expense and write-offs of obsolete components during 2015. We have since outsourced the design and manufacturing of our third generation BEOND tablet platform equipment to an unaffiliated third party, and have seen a reduction in its cost. During 2016, we will continue focusing on further reducing the cost for other components of the tablet platform.

With improvements to the game content and a reduction in the equipment costs described above, we believe we will be able to offer flexibility in our pricing for quality independent customers, which should help us attract and retain more of them.

●	Monetize the network. We intend to grow the consumer audience by engaging them more with improved entertainment experiences and providing premium content that we can monetize through direct payment. In 2014, we began offering pay-to-play premium content to certain customers via our BEOND tablet platform, such as paid arcade. During the second quarter of 2015, we made a strategic change in our premium content model by making the arcade offering available on both a free-to-consumer and pay-to-play basis. This change required us to delay the general availability of the pay-to-play arcade offering as we retooled its content, workflow and positioning. We believe that we will be able to command higher prices from our customers who want to offer the premium content on a free-to-consumer basis to their patrons, thereby increasing our subscription revenue, and that we will be able to recognize accretive revenue directly from consumers who play the arcade offering on a pay-to-play basis.

Geographic Areas

The following table presents the geographic breakdown of our revenue for the last two fiscal years.

	Year Ended December 31,
	2015	2014
United States	97%	96%
Canada	3%	4%
Total	100%	100%

The following table presents the geographic breakdown of our long-term tangible assets for our last two fiscal years.

	Year Ended December 31,
	2015	2014
United States	97%	99%
Canada	3%	1%
Total	100%	100%

Competition

We face direct competition in venues and face competition for total entertainment and marketing dollars in the marketplace from other companies offering similar content and services. A relatively small number of direct competitors are active in the hospitality marketing services and entertainment markets, including Ziosk, E la Carte, Inc. and Touchtunes Interactive Networks. Competing forms of technology, entertainment, and marketing available in hospitality venues include on-table bar and restaurant entertainment systems, music and video-based systems, live entertainment and games, cable, satellite and pay-per-view programming, coin-operated single-player games/amusements, and traffic-building promotions like happy hour specials and buffets.

In addition, we are increasingly competing with games, apps and other forms of entertainment offerings available directly to consumers on their smart phones and tablets.

Buzztime Significant Customer

Our customers range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. As of December 31, 2015, 2,960 venues in the U.S. and Canada subscribed to our interactive entertainment network, of which, approximately one-third were Buffalo Wild Wings corporate-owned restaurants and its franchisees (collectively, “Buffalo Wild Wings”). For the years ended December 31, 2015 and 2014, revenue generated from Buffalo Wild Wings was as follows:

	Year Ended December 31,
	2015	2014
Buffalo Wild Wings revenue	$10,889,000	$11,438,000
Percent of total revenue	44%	44%

As of December 31, 2015 and 2014, amounts included in accounts receivable from Buffalo Wild Wings was as follows:

	Year Ended December 31,
	2015	2014
Buffalo Wild Wings accounts receivable	$172,000	$1,558,000

Backlog

We historically have not had a significant backlog at any time because we have been able to deliver and install new systems at venues within a 30 day period. During 2014, we encountered challenges with the assembly of the cases for our BEOND tablet, which prevented us from delivering and installing new systems within the 30 day period, thereby creating a backlog. As of December 31, 2014, customer agreements worth approximately $1,416,000 were affected by the backlog. We determined the worth of such agreements based on the sum of the annualized amount of the subscription fees, which is recognized as revenue as the service is provided, and the amount of equipment lease revenue, if any, subject to such agreements, which is recognized as revenue upon installation of the equipment leased. During 2015, we resolved the case assembly issue, and as a result, we currently do not have any significant backlog.

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

We have trademark protection for the names of our key proprietary programming, products, and services to the extent that we believe trademark protection is appropriate. We are expanding our efforts to protect these investments. We consider the Buzztime, Playmaker, Mobile Playmaker, BEOND Powered by Buzztime, PlayersPlus, and Play Along trademarks and our other related trademarks to be valuable assets, and we seek to protect them through a variety of actions. Our content, branding, and some of our game titles, such as Countdown, SIX, and Showdown are also protected by copyright and trademark law.

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

Government Regulations

The cost of compliance with federal, state, and local laws has not had a material effect on our capital expenditures, earnings, or competitive position to date. In December 2012, we received approval from the Federal Communications Commission, or the FCC, for our BEOND tablet charging trays, and in September 2015, we received FCC approval for our third generation BEOND tablet cases with and without payment electronics. The BEOND tablets we currently use have been certified by its manufacturer.

In addition to laws and regulations applicable to businesses generally, we are also subject to laws and regulations that apply directly to the interactive entertainment and product marketing industries. Additionally, state and federal governments may adopt additional laws and regulations that address issues related to certain aspects of our business such as:

●	user privacy;

●	copyrights;

●	gaming, lottery and alcohol beverage control regulations;

●	consumer protection;

●	the distribution of specific material or content; and

●	the characteristics and quality of interactive entertainment products and services.

As part of our service, we operate games of chance and games of skill. These games are subject to regulation in many jurisdictions. Our games are played just for fun and winner recognition. None of our games award anything of value to winners. Included in our offering are a number of interactive card games, such as Texas Hold’em poker. These card games are restricted in certain jurisdictions. The laws and regulations that govern these games, however, vary from jurisdiction to jurisdiction and are subject to legislative and regulatory change, as well as law enforcement discretion. We may find it necessary to eliminate, modify, or cancel certain components of our products in certain states or jurisdictions based on changes in law, regulations and law enforcement discretion, which could result in additional development costs and/or the possible loss of customers and revenue.

Web Site Access to SEC Filings

Our annual reports on F orm 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, and proxy statements and other information we file or furnish pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website at www.buzztime.com/business/investor-relations/ under the heading SEC Filings as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. In addition, we make available on that same website under the heading Corporate Governance our (i) our code of conduct and ethics; (ii) our corporate governance guidelines; and (iii) the charter of each active committee of our board of directors. We intend to disclose any amendment to, or a waiver from, a provision of our code of conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of Regulation S-K by posting such information on that website.

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

Employees

As of March 4, 2016, we employed approximately 106 people on a full-time basis and 251 people on a part-time basis. We also utilize independent contractors for specific projects. None of our employees are represented by a labor union, and we believe our employee relations are satisfactory.

Our Corporate History

NTN Buzztime, Inc. was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The name was changed to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

ITEM 1A. Risk Factors

Risk Factors That May Affect Our Business

Our financial position, results of operations, and cash flows are subject to various risks, many of which are not exclusively within our control. These risks may cause actual performance to differ materially from historical or projected future performance. We urge investors to carefully consider the risk factors described below in evaluating the information contained in this report.

We may not be able to compete effectively within the highly competitive and evolving interactive games, entertainment and marketing services industries.

We face intense competition in the markets in which we operate. We face significant competition for entertainment and marketing services in hospitality venues from other companies offering similar content and services. Our services also compete with games, apps and other forms of entertainment offerings available directly to consumers on their smart phones and tablets. See “ITEM 1. Business—Competition,” above. Some of our current and potential competitors enjoy substantial competitive advantages, including greater financial resources for competitive activities, such as content development and programming, research and development, strategic acquisitions, alliances, joint ventures, and sales and marketing. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or consumer preferences.

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

The emergence of new entertainment products and technologies, changes in consumer preferences, the adoption of new industry standards, and other factors may limit the life cycle and market penetration of our technologies, products, and services. In particular, the mobile and wireless device, content, applications, social media, and entertainment markets are highly competitive and rapidly changing. Accordingly, our future performance will depend on our ability to:

●	identify emerging technological trends and industry standards in our market;

●	identify changing consumer needs, desires, or tastes;

●	develop and maintain competitive technology, including new hardware and content products and service offerings;

●	improve the performance, features, and reliability of our existing products and services, particularly in response to changes in consumer preferences, technological changes, and competitive offerings; and

●	bring technology to the market quickly at cost-effective prices.

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

We receive a significant portion of our revenues from Buffalo Wild Wings, and any decrease in the amount of their business could materially and adversely affect our cash flow and revenue.

For the year ended December 31, 2015, Buffalo Wild Wings accounted for approximately 44%, or $10,889,000, of our total revenue. As of that date, approximately $172,000 was included in accounts receivable. If Buffalo Wild Wings, a significant number of its franchisees, or any other customer who may in the future represent a significant portion of our revenue, breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

A disruption in the supply of equipment could negatively impact our subscriptions and revenue.

The BEOND tablet is currently manufactured by one unaffiliated third party, and we currently do not have an alternative manufacturing source for, or an alternative device to, the tablet. We purchase the BEOND tablets from various unaffiliated third parties, and we purchase each piece of the BEOND tablet equipment (consisting of tablet case components and tablet charging trays) from a different unaffiliated third party. We currently do not have an alternative supply source for the tablet equipment.

If the sole manufacturer of the tablet or any of our sole suppliers is delayed in delivering the tablets and related equipment to us, become unavailable, have product quality issues, or shortages occur, we may be unable to timely obtain a replacement for the tablet or replacement equipment. For example, during 2014, we encountered challenges with the assembly of the cases for our BEOND tablet, which prevented us from delivering and installing new systems within the time frame requested by customers, thereby creating a backlog of approximately $1,416,000 as of December 31, 2014. See “ITEM 1. BUSINESS—Backlog,” above. Although we fixed our case assembly issue in 2015 and currently do not have any significant backlog, no assurances can be given that other challenges will not arise, including challenges related to transitioning to new versions of the tablet that may require different cases, charging trays or other equipment. Delays, unavailability of equipment, product quality issues and shortages could damage our reputation and customer loyalty, cause subscription cancellations, increase our expense and reduce our revenue. See also “Our business could be adversely impacted if the sole manufacturer of our tablet equipment is not able to meet our manufacturing quality standards,” below.

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

Our business could be adversely impacted if the sole manufacturer of our BEOND tablet equipment is not able to meet our manufacturing quality standards.

Continued improvement in supply-chain management and manufacturing of our BEOND tablet equipment (consisting of tablet case components and tablet charging trays) and manufacturing quality and product testing are important to our business. Flaws in the design and manufacturing of our BEOND tablet equipment (by us or our supplier) could result in substantial delays in shipment and in substantial repair, replacement or service costs, could damage our reputation and customer loyalty, could cause subscription cancellations, and could increase our expense and reduce our revenue. Costs associated with equipment defects due to, for example, problems in our design and manufacturing processes, could include: (a) writing off the value of inventory; (b) disposing of equipment that cannot be fixed; (c) recalling equipment that has been shipped; and (d) providing equipment replacements or modifications. These costs could be significant and may increase expenses and lower gross margin.

As reported in prior quarters, in early 2014, we began to manufacture, design and manage the supply chain of the equipment related to our BEOND second generation tablet platform in-house and experienced problems with the design and manufacturing processes. As a result, during 2015, we recognized approximately $979,000 of repair expense related to the second generation in-house designed BEOND tablet equipment that we have had to repair or deem we will need to repair in the future. We can give no assurances that the amount of repair expense that we have accrued with respect to tablet equipment that we estimate will need repair in the future is adequate. If more equipment needs repair than the amount currently estimated, we may have to accrue for additional repair expense.

During 2015, due to our design and manufacturing process problems discussed above with the second generation tablet platform equipment, we re-evaluated the strategy of managing the manufacture, design and supply chain in-house. In connection with that re-evaluation, we determined to write off approximately $797,000 of tablet components that became obsolete due to upcoming changes in the tablet platform. Also during 2015, and as part of our re-evaluation, we out-sourced the supply-chain management and manufacturing of certain equipment related to our third generation BEOND tablet platform to an unaffiliated third party manufacturer. This relationship is in its early stages, and we are unable to predict if it will be successful. Among other things, the equipment manufactured by this manufacturer may not meet our quality standards. For example, during the fourth quarter of 2015, some of the tablet cases produced by this manufacturer had quality defects, and although we have not yet incurred any direct costs associated with addressing these defects, all of which have been or will be borne by the manufacturer, our tablet case inventory level may decrease as a result. See also “A disruption in the supply of equipment could negatively impact our subscriptions and revenue,” above.

There can be no assurance that our efforts to monitor, develop, modify and implement appropriate test and manufacturing processes for our equipment will be sufficient to permit us to avoid equipment quality issues. Significant equipment quality issues could have a material adverse effect on our business, results of operations or financial condition.

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

Our capital requirements will depend on many factors, including:

●	our ability to generate cash from operating activities;

●	acceptance of, and demand for, our interactive games and entertainment;

●	the costs of continuing to develop and implement our BEOND technology platform and product line;

●	the costs of developing new entertainment content, products, or technology or expanding our offering to new media platforms such as the internet and mobile phones;

●	the extent to which we invest in the creation of new entertainment content and new technology; and

●	the number and timing of acquisitions and other strategic transactions, if any.

In addition, in order to fully execute on our long-term strategic initiatives discussed above under the section entitled “ITEM 1. Business—Our Strategy,” we believe we will likely require additional funding.

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

We have a history of significant losses, including net losses of $7,226,000 and $5,030,000 for the years ended December 31, 2015 and 2014, respectively, and have an accumulated deficit of $125,087,000 as of December 31, 2015. We may also incur future operating and net losses, due in part to expenditures required to continue to implement our business strategies, including the continued development and implementation of our BEOND technology platform and product line. Despite significant expenditures, we may not be able to achieve or maintain profitability. Moreover, even if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter and year to year. See also “—Risks Relating to the Market for Our Common Stock—Our common stock could be delisted or suspended from trading on the NYSE MKT if we fail to maintain compliance with continued listing criteria,” below.

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

Our success also depends on our ability to implement our other business strategies, which include developing our BEOND tablet platform that allows for consumer play across the digital platform, developing more premium content that allow us to grow the revenue stream directly from consumers, developing dynamic menuing and point-of-sale, or POS, integration competency, and growing our marketing services and sponsorship revenues. Implementing these strategies will require us to dedicate significant resources to, among other things, fully developing and implementing our BEOND technology platform and product line, expanding our other product offerings, customizing our products and services to meet the unique needs of select accounts, and expanding and improving our marketing services and promotional efforts. We may be unable to implement these strategies as currently planned.

Our products and services are subject to government regulations that may restrict our operations or cause demand for our products to decline significantly.

In addition to laws and regulations applicable to businesses generally, we are also subject to laws and regulations that apply specifically to the interactive entertainment and product marketing industries. In addition, we operate games of chance and, in some instances, award prizes. These games are regulated in many jurisdictions and the laws and regulations vary from jurisdiction to jurisdiction. See “ITEM 1. BUSINESS—Government Regulations.”

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

We have experienced significant changes in our senior management team over the past several years. Ram Krishnan was appointed as our chief executive officer in September 2014 and, before he was appointed, we had three different individuals and an interim committee serve as our chief executive officer or perform the functions of a chief executive between February 2009 and September 2014. Allen Wolff was appointed as our chief financial officer in December 2014, and was appointed as our chief financial officer and executive vice president effective February 1, 2016 due to his expanded responsibilities following the departure of our former chief revenue officer, our former chief development officer, our former chief product officer and our former senior vice president of sales and marketing during 2014 and 2015. Because of our recent financial and stock performance, geographic location, and other business factors in a relatively small industry, we face substantial challenges in attracting and retaining experienced senior executives. Changes in senior management are inherently disruptive, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Changes to strategic or operating goals with the appointment of new executives may themselves prove to be disruptive. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of our operations and due to cultural differences and friction that may result from changes in strategy and style. Without consistent and experienced leadership, our employees, customers, creditors, stockholders, and others may lose confidence in us.

Our success depends on our ability to recruit and retain skilled professionals.

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

As of December 31, 2015, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $60,327,000, which will begin to expire in 2017. As of December 31, 2015, we had state income tax NOL carryforwards of approximately $31,315,000, portions of which will continue expiring in 2016. We believe that our ability to utilize our NOL carryforwards may be substantially restricted by the passage of time and the limitations of Section 382 of the Internal Revenue Code, which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these Section 382 limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available NOL carryforwards. We have established a full valuation allowance for substantially all of our deferred tax assets, including the NOL carryforwards, since we do not believe we are likely to generate future taxable income to realize these assets.

We are subject to cybersecurity risks and incidents.

Our business involves transmitting payment information of our customers and certain personal information of consumers (such as their name, date of birth, and email address). In the future, we may store and transmit additional personal information of consumers, particularly as the services of the BEOND tablet platform become more advanced to include POS integration. While we have implemented measures designed to prevent security breaches and cyber incidents, any failure of these measures and/or any material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, system downtimes and operational disruptions. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

We could become subject to additional regulations and compliance requirements as we introduce features in direct payments from patrons.

In preparation for expanding features and functionality to our BEOND tablet platform that involve us accepting credit card and other forms of payments directly from patrons, we are currently in the process of verifying our compliance with Payment Card Industry (“PCI”) Data Security Standard v3.1 as a service provider, and will be required to recertify annually. Compliance with additional regulations and requirements may be difficult for us; thereby limiting our ability to grow the amount of revenue we receive directly from patrons. In addition to these additional regulations and requirements, if we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from patrons.

Risks Relating to the Market for Our Common Stock

Our common stock could be delisted or suspended from trading on the NYSE MKT if we fail to maintain compliance with continued listing criteria.

As previously reported, in November 2015, we received a letter from the NYSE Regulation Inc. (“NYSE Regulation”) stating that we are not in compliance with NYSE MKT LLC (“NYSE MKT”) continued listing standards. Specifically, we are not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (the “Company Guide”) because we reported stockholders’ equity of less than $6 million as of September 30, 2015 and had net losses in five of our most recent fiscal years ended December 31, 2014. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide.

We were required to submit a plan to NYSE Regulation advising of actions we have taken or will take to regain compliance with Section 1003(a)(iii) of the Company Guide by May 13, 2017. We submitted such a plan in December 2015. In January 2016, NYSE Regulation notified us that it has accepted our plan and granted us a plan period that extends through May 13, 2017 to regain compliance with Section 1003(a)(iii). The listing of our common stock on the NYSE MKT is being continued during the plan period pursuant to an extension. The NYSE Regulation staff will review us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Section 1003(a)(iii) by May 13, 2017 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate.

Under Section 1003(a)(ii) of the Company Guide, the NYSE MKT will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $4 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years. As of December 31, 2015, our stockholders’ equity was less than $4 million and we had net losses in three of our most recent fiscal years ended December 31, 2015. Accordingly, we may receive another letter from the NYSE Regulation stating that we are not in compliance with this continued listing standard, in which case, we may also be given the opportunity to submit a plan advising of actions we have taken or will take to regain compliance with Section 1003(a)(ii) by a specified date. Under Section 1003(a)(i) of the Company Guide, the NYSE MKT will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $2 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. We had net losses in two of our three most recent fiscal years ended December 31, 2015. While our stockholders’ equity as of December 31, 2015 is greater than $2 million, if we continue to recognize losses and do not take other measures that would increase our stockholders’ equity, we could potentially have less than $2 million of stockholders’ equity and become out of compliance with Section 1003(a)(i), as well.

Under Section 1003(f)(v) of the Company Guide, the NYSE MKT will normally consider suspending dealings in, or delisting, common stock from the exchange if the common stock is selling for a substantial period of time at a low price per share and if the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that NYSE MKT deems such action to be appropriate under all the circumstances. NYSE Regulation has informed us that it deems it appropriate for us to effect a reverse stock split or other action within a reasonable amount of time, or become subject to the continued listing evaluation and follow-up procedures set forth in Section 1009 of the Company Guide, which could, among other things, result in the initiation of delisting proceedings. Moreover, the NYSE MKT can take accelerated delisting action if our common stock trades at levels viewed to be abnormally low. In light of the foregoing, we are considering actions to take, including effecting a reverse split of our common stock, which, in order to be effected, must be approved by our stockholders.

We are exploring options to address our non-compliance with the NYSE MKT continued listing standards, in particular, options to address our low stockholders’ equity. We can give no assurances that we will be able to address our non-compliance with the NYSE MKT continued listing standards or, even if we do, that we will be able to maintain the listing of our common stock on the NYSE MKT. Our common stock could be delisted because we do not make progress consistent with our plan during the plan period, because we do not regain compliance with Section 1003(a)(iii) by May 13, 2017, or because we fall below compliance with other NYSE MKT listing standards, including those described above. In addition, we may determine to pursue business opportunities or grow our business at levels or on timelines that reduces our stockholders’ equity below the level required to maintain compliance with NYSE MKT continued listing standards. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock, and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock were removed from listing with the NYSE MKT, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a penny stock to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a penny stock, a broker-dealer may find it more difficult to trade our common stock, and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

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

In addition, since 2009, in connection with acquisitions, we issued (directly or upon the exercise of warrants issued in connection with such acquisitions) an aggregate of approximately 2,798,000 shares of our common stock. As of December 31, 2015, there were outstanding warrants to purchase an aggregate of 6,600,000 shares of common stock at exercise prices ranging from $0.40 to $1.50 per share (including the warrants to purchase 3,600,000 shares we issued in our November 2013 private placement). In addition, as of December 31, 2015, there were 156,000 shares of our Series A Preferred Stock outstanding. The holders of such shares may elect to convert them into shares of our common stock at any time. Based on the current conversion price, we would issue approximately 484,000 shares of our common stock if all of the outstanding shares of our Series A Preferred Stock were so converted. Generally, all of the shares of common stock we issued in connection with the acquisitions, the shares we may issue upon exercise of warrants and the shares of common stock we may issue upon conversion of the Series A Preferred Stock may be sold under Rule 144 of the Securities Act of 1933, subject to any applicable holding period with respect to the shares issued upon exercise of warrants the exercise price of which is paid with cash.

As of December 31, 2015, there were also approximately 6,814,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $0.14 to $0.70 per share. A registration statement registering such shares of common stock is currently effective.

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

We may raise additional capital at any time and may do so through one or more financing alternatives, including public or private sales of equity or debt securities directly to investors or through underwriters or placement agents. As discussed above, we are exploring options to address our non-compliance with the NYSE MKT continued listing standards, in particular, options to address our low stockholders’ equity. In April 2014, we sold 12,765,000 shares of our common stock in an underwritten public offering. We currently have a shelf registration statement on file under which we could sell up to approximately $18 million worth of securities. Raising capital through the issuance of common stock (or securities convertible into or exchangeable or exercisable for shares of our common stock) may depress the market price of our stock and may substantially dilute our existing stockholders. In addition, our board of directors may issue preferred stock with rights, preferences and privileges that are senior to those of the holders of our common stock. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

Our charter contains provisions that may hinder or prevent a change in control of our company, which could result in our inability to approve a change in control and potentially receive a premium over the current market value of your stock.

Certain provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of us, even if such a change in control would benefit our stockholders, or to make changes in our board of directors. For example, our certificate of incorporation (i) prohibits stockholders from filling vacancies on our board of directors, calling special stockholder meetings, or taking action by written consent, and (ii) requires a super majority vote of at least 80% of the total voting power of our outstanding shares, voting together as a single class, to remove our directors from office or to amend provisions relating to stockholders taking action by written consent or calling special stockholder meetings.

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

We are currently involved in sales tax inquiries with certain states and provinces. As a result of those inquiries, we recorded a total net liability of $25,000 and $17,000 as of December 31, 2015 and 2014, respectively, with respect to tax assessments to which we may be subject as a result of such inquiries. Based on the guidance set forth by the Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) No. 450, Contingencies, we deemed the likelihood that we will be required to pay all or part of these assessments as reasonably possible. During the year ended December 31, 2014, we prevailed in one provincial tax inquiry, resulting in a receivable of approximately $108,000 and a reversal of a liability of approximately $25,000. We received the $108,000 in January 2015.

ITEM 4. Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE MKT under the symbol “NTN.” Set forth below are the high and low sales prices for the common stock for the two most recent fiscal years:

	High	Low
Year Ended December 31, 2015
First Quarter	$0.58	$0.42
Second Quarter	$0.43	$0.23
Third Quarter	$0.59	$0.16
Fourth Quarter	$0.34	$0.14

	High	Low
Year Ended December 31, 2014
First Quarter	$0.79	$0.55
Second Quarter	$0.85	$0.37
Third Quarter	$0.56	$0.31
Fourth Quarter	$0.48	$0.26

On March 4, 2016, the closing price for our common stock as reported on the NYSE MKT was $0.15 and there were approximately 808 holders of record.

To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of our Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for our growth. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future.

We have 156,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or in shares of our common stock. In 2015, we issued approximately 46,000 shares of our common stock for payment of these dividends.

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

Results of Operations

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014

We generated a net loss of $7,226,000 for the year ended December 31, 2015, compared to net loss of $5,030,000 for the year ended December 31, 2014.

Revenue

We currently generate revenue by charging subscription fees for our service to our network subscribers, by leasing equipment (including tablets used in our BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, and by selling advertising aired on in-venue screens and as part of customized games. In 2014, we began offering pay-to-play premium content to certain customers via our BEOND tablet platform, such as paid arcade. During the second quarter of 2015, we made a strategic change in our premium content model by making the arcade offering available on both a free-to-consumer and pay-to-play basis. This change required us to delay the general availability of the pay-to-play arcade offering as we retooled its content, workflow and positioning. As a result, during 2015, we generated additional subscription fee revenue from those venues offering free-to-consumer arcade. We anticipate rolling out the new pay-to-play arcade offering during the second quarter of 2016. The table below summarizes the type of revenue we generated for the years ended December 31, 2015 and 2014:

	Years ended December 31,
	2015		2014
	$	% of Total Revenue	$	% of Total Revenue	Change $	% Change
Subscription revenue	17,062,000	69.6%	18,003,000	69.1%	(941,000)	-5.2%
Sales-type lease revenue	4,202,000	17.1%	5,315,000	20.4%	(1,113,000)	-20.9%
Other revenue	3,255,000	13.3%	2,728,000	10.5%	527,000	19.3%
Total	24,519,000	100.0%	26,046,000	100.0%	(1,527,000)	-5.9%

Subscription revenue decreased for the year ended December 31, 2015 primarily due to lower average site count and a lower average revenue per site (which we refer to as ARPU) when compared to the same period in 2014. Revenue we recognize under sales-type lease arrangements, which we refer to as equipment lease revenue, decreased during the year ended December 31, 2015 due to a lower number of installations of our BEOND tablet platform under sales-type lease arrangements compared to the same period in 2014. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment that we lease) is recognized when we install the leased equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. Accordingly, we expect this type of revenue to fluctuate from period to period as certain network subscribers convert their venues from using the Classic playmakers to the BEOND tablets, and to decrease thereafter. Other revenue increased for the year ended December 31, 2015 primarily due to an increase in our premium offering revenue and customer development services when compared to the same period in 2014.

Geographic breakdown of our ending site count for the Buzztime network is as follows:

	Network Subscribers as of December 31,
	2015	2014
United States	2,792	2,781
Canada	168	175
Total	2,960	2,956

Direct Costs and Gross Margin

As reported in prior quarters, in early 2014, we began to manufacture, design and manage the supply chain of the equipment related to our BEOND second generation tablet platform in-house and experienced problems with the design and manufacturing processes. As a result, during 2015, we recognized approximately $979,000 of repair expense related to the second generation in-house designed BEOND tablet equipment that we have had to repair or deem we will need to repair in the future. During 2015, due to our design and manufacturing process problems with the second generation tablet platform, we re-evaluated the strategy of managing the manufacture, design and supply chain in-house. In connection with that re-evaluation, we determined to write off approximately $797,000 of tablet components that became obsolete due to upcoming changes in the tablet platform. Also during 2015, and as part of our re-evaluation, we out-sourced the supply-chain management and manufacturing of certain equipment related to our third generation BEOND tablet platform. The primary reasons for doing so were to reduce exposure to repair and maintenance expense related to, and to increase the long-term stability of the quality of, such equipment. In the fourth quarter of 2015, we began deploying the third generation platform, which includes EMV functionality for secure payment.

We may continue to experience challenges with our tablet platform equipment, and as a result, we may be required to recognize additional repair expense in the future. See also “ITEM 1A. RISK FACTORS—Risk Factors That May Affect Our Business—Our business could be adversely impacted if the sole manufacturer of our tablet equipment is not able to meet our manufacturing quality standards,” above.

The following table compares the direct costs and gross margin for the years ended December 31, 2015 and 2014:

	For the years ended December 31,
	2015	2014	Change
Revenues	$24,519,000	$26,046,000	$(1,527,000)
Direct Costs	12,570,000	11,148,000	1,422,000
Gross Margin	$11,949,000	$14,898,000	$(2,949,000)

Gross Margin Percentage	49%	57%	15%

This increase in direct costs was due to increased repair expense of $778,000 for the second generation BEOND tablet hardware that we have repaired or expect to repair in the future; increased hardware write-offs and scrap expense of approximately $668,000 for components that became obsolete as a result of changes in our BEOND tablet platform; increased direct depreciation and amortization expense of approximately $476,000; increased equipment and production costs of approximately $218,000; and increased service provider fees of approximately $143,000. These increases were offset by a lower number of installations of the BEOND tablet platform under sales-type lease arrangements year-over-year, which resulted in approximately $935,000 less in direct costs during 2015 when compared to 2014.

The decrease in gross margin for the year ended December 31, 2015 was primarily related to the expense of writing off obsolete components, scrap, repair expense, and increased productions costs discussed above, and, to a lesser extent, to a lower ARPU for certain network subscribers.

Operating Expenses

	For the years ended December 31,
	2015	2014	Change
Selling, general and administrative	$18,060,000	$18,367,000	$(307,000)

Impariment of capitalized software	$295,000	$668,000	$(373,000)

Depreciation and amortization (non-direct)	$489,000	$605,000	$(116,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the year ended December 31, 2015 was primarily due to lower professional fees of $1,602,000 resulting from using fewer consultants. This decrease was offset by higher payroll and related expense of $763,000, and, to a lesser extent, by increased marketing expenses of $361,000 due to increased trade show activity and market research initiatives. The 2015 payroll and related expense included severance expense that was related to the restructuring that took place at the end of the second quarter of 2015 as well as increased incentive compensation and non-cash stock based compensation when compared to the same period in 2014.

Impairment of Capitalized Software

Impairment of capitalized software for the years ended December 31, 2015 and 2014 was the result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended.

Depreciation and Amortization

The decrease in depreciation and amortization expense for year ended December 31, 2015 compared to the same period in 2014 was primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing them with new assets.

Other Expense, Net

	For the years ended December 31,		Increase in
	2015	2014	expense, net
Interest expense, net	$(481,000)	$(215,000)
Other income, net	162,000	11,000
Total other expense, net	$(319,000)	$(204,000)	$(115,000)

The increase in total other expense, net for the year ended December 31, 2015 compared to 2014 is primarily due to an increase in interest expense due to higher long-term debt balances during 2015, and prepayment fees on long-term debt during 2015, which we did not incur during 2014, offset by increased foreign currency exchange gains related to the operations of our Canadian subsidiary and other miscellaneous income.

Income Taxes

	For the years ended December 31,
	2015	2014
Provision for income taxes	$(12,000)	$(84,000)

We expect to incur state income tax liability in 2015 related to our U.S. operations. We also expect to pay income taxes in Canada due to the profitability of our Canadian subsidiary. At December 31, 2015, we had available NOL carryforwards of approximately $60,327,000 for federal income tax purposes, which will begin to expire in 2017. The NOL carryforwards for state purposes, which will continue expiring in 2016, are approximately $31,315,000. There can be no assurance that we will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses. Further, under Internal Revenue Code Section 382 and similar state provisions, ownership changes may limit the annual utilization of NOL carryforwards existing prior to a change in control that are available to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the NOL carryforwards. We completed a Section 382 analysis for the period from January 1, 1992 through December 31, 2013 and determined that we do not expect to be limited in regards to utilizing the total NOL carryforwards that existed as of December 31, 2013, provided we generate sufficient future earnings prior to the expiration of the NOLs and that future changes in ownership do not trigger a Section 382 limitation. Based on our analysis of our stockholder activity for the years ended December 31, 2014 and 2015, there does not appear to be ownership changes that would have caused an annual limitation under the provisions of Section 382. We continue to disclose the NOL carryforwards at their original amount as no potential limitation has been quantified. We have also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since we could not conclude that we are more likely than not able to generate future taxable income to realize these assets. In addition, we have approximately $195,000 of state tax credit tax carryforwards that expire in the years 2016 through 2026.

Adjusted EBITDA—Consolidated Operations

To supplement our consolidated financial disclosures and statements, which are prepared and presented in accordance with accounting principles generally accepted in the United States (GAAP), we use certain non-GAAP financial measures, including adjusted earnings before interest, taxes, depreciation and amortization, or Adjusted EBITDA. We compute Adjusted EBITDA by excluding from net profit (or loss) the impact of the following: (a) depreciation and amortization expense; (b) interest expense, net; (c) provision for income taxes; (d) non-cash stock-based compensation expense; (e) other non-cash expenses and charges; and (f) to the extent approved by our lender, other one-time charges and any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business. We use this non-GAAP financial measure when evaluating our financial results as well as for internal resource management, planning and forecasting purposes. This non-GAAP financial measure is not intended to represent a measure of performance in accordance with GAAP. Nor should this non-GAAP financial measure be considered as an alternative to statements of cash flows as a measure of liquidity. This non-GAAP financial measure is included herein because we believe it is a measure of operating performance that financial analysts, lenders, investors and other interested parties find to be a useful tool for analyzing companies like us that carry significant levels of non-cash depreciation and amortization charges in comparison to their net income or loss calculated in accordance with GAAP. The following table reconciles our consolidated net loss per GAAP to Adjusted EBITDA:

	For the years ended December 31,
	2015	2014
Net income (loss) per GAAP	$(7,226,000)	$(5,030,000)
Interest expense, net	481,000	215,000
Income tax provision	12,000	84,000
Depreciation and amortization	3,104,000	2,745,000
EBITDA	(3,629,000)	(1,986,000)

Adjustments to EBITDA:
Excess and obsolete site equipment to be installed expense	797,000	129,000
Non-cash stock based compensation	456,000	283,000
Impairment of capitalized software	295,000	668,000
Other one-time charges	334,000	177,000
Adjusted EBITDA	$(1,747,000)	$(729,000)

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $3,223,000 compared to cash and cash equivalents of $7,185,000 as of December 31, 2014.

In April 2015, we entered into a loan and security agreement with East West Bank, which was amended in March 2016. We refer to the loan and security agreement, as amended, as the “Amended Loan Agreement.” Under the original terms of this agreement, we could request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which we refer to as the revolving line, or an amount equal to our borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. . Under the Amended Loan Agreement, through March 31, 2017, we may request advances in an aggregate outstanding amount at any time up to the lesser of (a) the revolving line or (b) the sum of $2,000,000 (which we refer to as the “sublimit”) plus the amount equal to our borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. On March 31, 2017, the sublimit becomes zero. If the aggregate amount of advances as of March 31, 2017 exceeds the lesser of the revolving line or the amount equal to our borrowing base, then we must pay the lender the amount of such excess. The manner in which our borrowing base is determined is unchanged under the Amended Loan Agreement, except that our monthly recurring revenue is limited to all recurring subscription revenue attributable to software that we sold or licensed and all recurring revenue relating to services we delivered and 50% of all revenue attributable to our “Stump” product line. So long as there is no event of default, we may make a one-time request to increase the revolving line by up to $2,500,000, which the lender may accept or decline. All advances under this credit facility are due on December 31, 2017 as opposed to April 14, 2018 as was the case under the original terms.

Also under the Amended Loan Agreement, the aggregate amount that we owe under our current credit facility with our equipment lender at any time is no longer limited to $2,500,000, and with the lender’s consent, we may incur additional indebtedness with other equipment lenders of up to $2,000,000 in the aggregate for equipment financing.

Under the Amended Loan Agreement, the amount of our borrowing base is calculated, in part, based on our monthly recurring revenue from all recurring subscription revenue attributable to software that we sold or licensed and all recurring revenue relating to services we delivered and 50% of all revenue attributable to our “Stump” product line. Because the amount of our monthly recurring revenue and how much each source contributes to it will change from month to month, our borrowing base will fluctuate accordingly. The change in the manner in which our borrowing base is determined under the Amended Loan Agreement had the effect of decreasing the amount of our borrowing base as of March 14, 2016, from the amount it would have been if determined in the manner provided under the original terms of the agreement. As a result, although the amount we may borrow under the $2,000,000 sublimit is unrelated to the amount we can borrow based on our borrowing base, because the amount of our borrowing base decreased under the new formula when calculated with respect to February 2016, the net impact to our borrowing capacity under this credit facility, when determined with respect to February 2016, was an increase of approximately $1,500,000.

As of December 31, 2015, we borrowed $5,200,000 under this credit facility. As discussed below, we used approximately $3,381,000 of the proceeds to pay down existing indebtedness and to pay related prepayment fees. We will continue to use the proceeds available under this credit facility to fund strategic growth initiatives and for general working capital purposes.

We have another financing arrangement under which we may borrow up to $9,853,000 for the purchase of certain capital equipment. Through December 31, 2015, we borrowed approximately $9,188,000. In April 2015, we used approximately $3,381,000 of the proceeds received from the East West Bank credit facility to pay down a portion of the principal amount we borrowed under this financing arrangement, accrued interest and a prepayment fee. As of December 31, 2015, approximately $2,238,000 of principal remained outstanding under this financing arrangement, and approximately $665,000 was available for borrowing.

We believe our existing cash and cash equivalents and the availability on our credit facilities will be sufficient to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months. In order to increase the likelihood that we will be able to successfully execute our operating and strategic plan and to position the company to better take advantage of market opportunities for growth, we are evaluating additional financing alternatives. If our cash and cash equivalents are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses or seek financing. Any actions we may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of December 31, 2015, we had working capital (current assets in excess of current liabilities) of $3,988,000 compared to working capital of $7,779,000 as of December 31, 2014. The following table shows our change in working capital from December 31, 2014 to December 31, 2015.

Increase (Decrease)
Working capital as of December 31, 2014	$7,779,000
Changes in current assets:
Cash and cash equivalents	(3,962,000)
Accounts receivable, net of allowance	(1,271,000)
Site equipment to be installed	(765,000)
Prepaid expenses and other current assets	236,000
Total current assets	(5,762,000)
Changes in current liabilities:
Accounts payable	(406,000)
Accrued compensation	275,000
Accrued expenses	(299,000)
Sales taxes payable	59,000
Income taxes payable	(82,000)
Notes payable	(1,104,000)
Obligations under capital lease	50,000
Deferred revenue	(622,000)
Other current liabilities	158,000
Total current liabilities	(1,971,000)
Net change in working capital	(3,791,000)
Working capital as of December 31, 2015	$3,988,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the years ended December 31,
	2015	2014	Change
Cash (used in) provided by:
Operating activities	$(4,180,000)	$(6,385,000)	$2,205,000
Investing activities	(1,623,000)	(1,901,000)	278,000
Financing activities	1,980,000	10,081,000	(8,101,000)
Effect of exchange rates	(139,000)	(65,000)	(74,000)
Net (decrease) increase in cash and cash equivalents	$(3,962,000)	$1,730,000	$(5,692,000)

Net cash used in operations. The decrease in cash used in operations was due to a decrease in cash used in operating assets and liabilities of $3,877,000 primarily related to accounts receivable amounts paid and fewer purchases of our BEOND site equipment to be installed, offset by increased net loss of $1,672,000, after giving effect to adjustments made for non-cash transactions.

Our inventory levels of site equipment to be installed decreased to $3,990,000 as of December 31, 2015, from $4,755,000 as of December 31, 2014, reflecting site equipment installations due to site count growth and conversion of sites to the BEOND tablet platform during 2015. However, because we are supporting multiple generations of the BEOND tablet platforms—which has increased the complexity of our supply chain and which we expect will be the case for at least the 2016 fiscal year—we will be required to maintain a higher inventory level of site equipment to be installed.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs increased $381,000 to $11,541,000 for the year ended December 31, 2015 from $11,160,000 during the same period in 2014, due to increased wages and severance. We anticipate that cash used for payroll and related costs will decrease in 2016 due to the full-year impact of the restructuring that took place during the second quarter of 2015.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $202,000 to $26,270,000 for the year ended December 31, 2015 from $26,472,000 during the same period in 2014, primarily as a result of less revenue offset by a reduction in accounts receivable balances.

Net cash used in investing activities. The decrease in cash used in investing activities was primarily due to a decrease in software development expenditures and software acquisitions offset by an increase in capital expenditures.

Net cash provided by financing activities. The decrease in cash provided by financing activities is primarily attributable to the following:

●	During 2014, we received $6,369,000 of proceeds from our public offering, and there was no similar event during 2015;

●	During 2015, we made an additional $2,295,000 of long-term debt payments compared to the amount of long-term debt payments made during 2014;

●	During 2015, we borrowed an additional $688,000 of long-term debt compared to the amount of long-term debt borrowed during 2014; and

●	During 2015, we paid $81,000 of debt issuance costs related to the East West Bank credit facility we obtained in April 2015, and there were no similar costs during 2014.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to deferred costs and revenues, depreciation of fixed assets, allowance for doubtful accounts, site equipment to be installed, investments, intangible assets, and contingencies. We base our estimates on a combination of historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

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

Site Equipment to be Installed—Site equipment to be installed consist of finished goods related to our BEOND product platform and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Rapid technological change or new product development could result in an increase in the quantity of obsolete site equipment to be installed on hand, and we could recognize losses from disposal of excess or obsolete site equipment to be installed. Additionally, our carrying costs of our site equipment to be installed are dependent on accurate estimates of customer demand for our products. A significant increase in the demand for our products could result in a short-term increase in the cost of site equipment purchases, while a significant decrease in demand could result in an increase in the amount of excess site equipment quantities on hand. As a result, although we attempt to maximize the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or in technological developments could have a significant impact on the value of our site equipment to be installed and our reported operating results.

The BEOND tablet platform equipment remains in site equipment to be installed until it is installed at our customer sites. For BEOND tablet platform customers that are under sales-type lease arrangements, the cost of the equipment is recognized in direct costs upon installation. For all other BEOND tablet platform customers, the cost of the equipment is reclassified to fixed assets upon installation and depreciated over its useful life.

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

We incur a relatively significant level of depreciation expense in relation to our operating income. The amount of depreciation expense in any fiscal year is largely related to the equipment located at our customers’ sites that are not under sales-type lease arrangements. Such equipment includes our Classic Playmaker, our BEOND tablet, other associated electronics and the computers located at our customer’s sites (collectively, “Site Equipment”). The components within Site Equipment are depreciated over two to five years based on the shorter of the contractual capital lease period or the estimated useful life, which considers anticipated technology changes. If our Site Equipment turns out to have longer lives, on average, than estimated, then our depreciation expense would be significantly reduced in those future periods. Conversely, if the Site Equipment turns out to have shorter lives, on average, than estimated, then our depreciation expense would be significantly increased in those future periods.

ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, we assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. We performed our annual review as of December 31, 2015 of our other intangible assets and determined that there were no indications of impairment for the year ended December 31, 2015. During our annual review for the year ended December 31, 2014, we determined that certain fully amortized acquired intangible assets no longer had an economic benefit to us, and therefore, we disposed of these assets as of December 31, 2014. (See Note 4 to the accompanying financial statements.)

Revenue Recognition—We recognize revenue from recurring subscription fees for our service earned from our network subscribers, from leasing equipment (including tablets used in our BEOND tablet platform and the cases and charging trays for such tablets) to certain network subscribers, from hosting live trivia events, from selling advertising aired on in-venue screens and as part of customized games and directly from consumers who pay to play or use the premium content we began offering via our BEOND tablet platform in 2014. To the extent any of the foregoing contains multiple deliverables, we evaluate the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. Arrangements for the transmission of our Buzztime network contain two deliverables: the installation of equipment and the transmission of our network content for which we receive monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting. Therefore, for our Classic product, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship. Because deployment of our BEOND tablet platform is still new, we have not yet established an estimated life of a BEOND customer, and therefore, we are deferring and recognizing installation fees as revenue on a straight-line basis over the customer contract term. All installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

In addition, the direct expenses of the installation, commissions, setup and training are being deferred and amortized on a straight-line basis and are classified as deferred costs on the accompanying consolidated balance sheets. For these direct expenses that are associated with our Classic product, the amortization period approximates the estimated life of the customer relationship for deferred direct costs that are of an amount that is less than or equal to the deferred revenue for the related contract. For costs that exceed the deferred revenue, the amortization period is the initial term of the contract, in accordance with ASC No. 605, which is generally one year. For direct costs associated with our BEOND tablet platform, the amortization period approximates the life of the contract.

We evaluate our lease transactions in accordance with ASC No. 840, Leases, to determine classification of the leases against the following criteria:

●	The lease transfers ownership of the property to the lessee by the end of the lease term;

●	There is a bargain purchase option;

●	The lease term is equal to or greater than 75% of the economic life of the equipment; or

●	The present value of the minimum payments is equal to or greater than 90% of the fair market value of the equipment at the inception of the lease.

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

We recognize revenues from selling advertising, from hosting live trivia events and from consumers who pay to play our premium content when all material services or conditions relating to the transaction have been performed or satisfied.

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

Software Development Costs—We capitalize costs related to the development of certain software products in accordance with ASC No. 350. Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $993,000 and $912,000 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, approximately $421,000 and $495,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the years ended December 31, 2015 and 2014, and determined to abandon various software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $295,000 and $668,000 was recognized for the years ended December 31, 2015 and 2014, respectively, which is separately stated on our consolidated statements of operations.

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

The following weighted average assumptions were used for grants issued during 2015 and 2014 under the ASC No. 718 requirements:

	2015	2014
Weighted average risk-free rate	1.20%	1.38%
Weighted average volatility	82.80%	80.37%
Dividend yield	0.00%	0.00%
Expected life	4.31 years	4.87 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. Stock-based compensation expense for employees for the years ended December 31, 2015 and 2014 was $456,000 and $282,000, respectively, and is included in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). This update requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use assets, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees will no longer be provided with a source of off-balance sheet financing. This update is effective for financial statements issued for annual periods beginning after December 15, 2018 (which is January 1, 2019 for us), including interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Applying a full retrospective transition approach is not allowed. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016 (which is January 1, 2017 for us), and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. We adopted this ASU early on a retrospective basis in the fourth quarter of fiscal 2015. Accordingly, prior periods were retrospectively adjusted. The adoption did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015 (which is January 1, 2016 for us), including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016 (which is January 1, 2017 for us), including interim periods within those fiscal years. This update should be applied prospectively with earlier application permitted. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820), which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This update also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This update applies to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient. This update is effective for public business entities for fiscal years beginning after December 15, 2015 (which is January 1, 2016 for us), and interim periods within those fiscal years. Early adoption is permitted. We do not anticipate that the adoption of this update will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015 (which is January 1, 2016 for us), including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. We do not expect that the adoption of ASU 2015-03 and ASU 2015-15 will have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2016-02 – Consolidation (Topic 810), which amends the consolidation requirements in Topic 810 and significantly changes the consolidation analysis required under GAAP relating to whether or not to consolidate certain legal entities. This update is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 (which is January 1, 2016 for us). Early adoption is permitted. We do not anticipate that the adoption of this update will have a material effect on our consolidated financial statements in future periods.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Topic 225). This ASU updated the accounting guidance related to extraordinary and unusual items by eliminating the concept of extraordinary items. In addition, disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (which is January 1, 2016 for us). Early adoption is permitted. We do not anticipate that the adoption of this update will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017 (which is January 1, 2018 for us), including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified approach to adopting the guidance. We have not yet selected a transition approach and we are currently assessing the impact on our consolidated financial statements from the adoption of this new accounting guidance.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

ITEM 9B. Other Information

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information responsive to this Item will be included in our definitive proxy statement relating to our 2016 annual meeting of stockholders to be filed by us with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2015 (the “Proxy Statement”) and is incorporated herein by reference.

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

Financial Statement Schedules. None

Exhibits. The following exhibits are filed or furnished as a part of this report:

INDEX TO EXHIBITS

Exhibit	Description	Incorporated By Reference From the Document Indicated Previously Filed by the Registrant
3.1	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013

33	Bylaws of the Company, as amended	Exhibit to Form 10-K filed on March 26, 2008

4.1	Specimen Common Stock Certificate	Exhibit to Form 8-A, File No. 0-19383

4.2	Form of Common Stock Purchase Warrant issued on May 11, 2009 by and between NTN Buzztime, Inc. and Instant Access Media, LLC	Exhibit to Form 10-K filed on March 31, 2010

4.3	Form of warrant issued on November 12, 2013	Exhibit to Form 8-K filed on November 13, 2013

10.1(a)*	2004 Performance Incentive Plan	Appendix A to Definitive Proxy Statement on Schedule 14A filed on September 3, 2004

10.1(b)*	Form of Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan	Exhibit to Form 10-Q filed on August 9, 2007

10.1(c)*	Form of Non-Executive Employee Incentive Stock Option Agreement under the 2004 Performance Incentive Plan	Exhibit to Form 10-Q filed on August 9, 2007

10.1(d)*	Form of Initial Director Stock Option Agreement under the 2004 Performance Incentive Plan	Exhibit to Form 10-Q filed on August 9, 2007

10.1(e)*	Form of Annual Director Stock Option Agreement under the 2004 Performance Incentive Plan	Exhibit to Form 10-Q filed on August 9, 2007

10.2(a)*	Amended 2010 Performance Incentive Plan	Exhibit to Definitive Proxy Statement on Schedule 14A filed on April 24, 2014

10.2(b)*	Form of Incentive Stock Option Agreement under the Amended 2010 Performance Incentive Plan	Exhibit to Form 10-Q filed on May 14, 2010

10.2(c)*	Form of Nonstatutory Stock Option Agreement under the Amended 2010 Performance Incentive Plan	Exhibit to Form 10-Q filed on May 14, 2010

10.2(d)*	Form of Stock Unit Agreement under the Amended 2010 Performance Incentive Plan	Exhibit to Form 10-Q filed on November 9, 2012

10.2(e)*	Form of Restricted Stock Grant Agreement under the Amended 2010 Performance Incentive Plan	Exhibit to Form 10-K filed on March 29, 2013

10.3(a)	Office Lease, dated February 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company Filed herewith.	Exhibit to Form 10-K filed on March 25, 2011

10.3(b)	Confirmation of Lease Term, dated June 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company	Exhibit to Form 10-Q filed on August 12, 2011

10.4	Registration Rights Agreement dated as of May 11, 2009 by and between the Company and Instant Access Media, LLC et al.	Exhibit to Form 8-K filed on May 15, 2009

10.5(a)*	Employment offer letter, dated January 10, 2014, by and between NTN Buzztime, Inc. and Robert Cooney.	Exhibit to Form 10-Q filed on May 15, 2014

10.5(b)*	2014 Incentive Bonus Plan for Robert Cooney, Chief Operating Officer.	Exhibit to Form 10-Q filed on May 15, 2014

10.5(c)*	2014 Amended and Restated Incentive Bonus Plan Chief Operating Officer.	Exhibit to Form 8-K filed on June 10, 2014

10.5(d)*	Chief Product Officer Employment Offer Letter by and between the registrant and Robert Cooney.	Exhibit to Form 8-K filed on April 16, 2015

10.5(e)*	Severance Agreement by and between the registrant and Robert Cooney dated April 13, 2015.	Exhibit to Form 10-Q filed on August 10, 2015

10.6(a)*	Employment offer letter, dated May 6, 2014, by and between NTN Buzztime, Inc. and William Thomas.	Exhibit to Form 10-Q filed on August 14, 2014

10.6(b)*	Separation Agreement and General Release of all Claims by and between the registrant and William Thomas dated July 22, 2015.	Exhibit to Form 10-Q filed on November 9, 2015

10.7*	Employment Agreement, dated August 21, 2014, by and between the registrant and Ram Krishnan	Exhibit to Form 10-Q filed on November 7, 2014

10.8(a)*	NTN Buzztime, Inc. 2014 Inducement Plan.	Exhibit to Form 10-Q filed on November 7, 2014

10.8(b)*	Form of Nonstatutory Stock Option Agreement under the NTN Buzztime, Inc. 2014 Inducement Plan.	Exhibit to Form 10-Q filed on November 7, 2014

10.9	Employment offer letter, dated December 16, 2014, by and between the registrant and Allen Wolf.	Exhibit to Form 10-K filed on March 27, 2015

10.10	Form of Director and Officer Indemnification Agreement	Exhibit to Form 10-Q filed on November 7, 2014

10.11	Securities Purchase Agreement dated November 12, 2013, by and among the registrant and the purchasers identified therein	Exhibit to Form 8-K filed on November 13, 2013

10.12	Registration Rights agreement dated November 12, 2013, by and among the registrant and the purchasers identified therein	Exhibit to Form 8-K filed on November 13, 2013

10.13(a)	Loan and Security Agreement by and between East West Bank and the registrant dated April 14, 2015	Exhibit to Form 8-K filed on April 16, 2015

10.13(b)	First Amendment to Loan and Security Agreement and Waiver by and between East West Bank and the registrant dated March 10, 2016.	Exhibit to Form 8-K/A filed on March 14, 2016

21.1**	Subsidiaries of Registrant

23.1**	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

24.1**	Power of attorney (included on the signatures page of this report)

31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

*	Management Contract or Compensatory Plan

**	Filed herewith

#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2016

NTN BUZZTIME, INC.

By:	/s/ Allen Wolff
Allen Wolff Chief Financial Officer and Executive Vice President (As Principal Financial Officer)

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

Signature	Title	Date

/s/ Ram Krishnan	Chief Executive Officer and Director	March 15, 2016
Ram Krishnan	(Principal Executive Officer)

/s/ Allen Wolff	Chief Financial Officer and Executive Vice President	March 15, 2016
Allen Wolff	(Principal Financial Officer)

/s/ Sandra Gurrola	Vice President of Finance	March 15, 2016
Sandra Gurrola	(Principal Accounting Officer)

/s/ Jeff Berg	Chairman of the Board of Directors	March 15, 2016
Jeff Berg

/s/ Mary Beth Lewis	Director	March 15, 2016
Mary Beth Lewis

/s/ Steve Mitgang	Director	March 15, 2016
Steve Mitgang

/s/ Tony Uphoff	Director	March 15, 2016
Tony Uphoff

/s/ Paul Yanover	Director	March 15, 2016
Paul Yanover

NTN BUZZTIME, INC. AND SUBSIDIARIES

(Formerly NTN Communications, Inc. and Subsidiaries)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NTN Buzztime, Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. and Subsidiaries (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statement of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ SQUAR MILNER LLP

(formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)

Newport Beach, CA

March 15, 2016

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$3,223	$7,185
Accounts receivable, net of allowances of $266 and $214, respectively	919	2,190
Site equipment to be installed	3,990	4,755
Prepaid expenses and other current assets	978	742
Total current assets	9,110	14,872
Fixed assets, net (Note 3)	3,915	3,400
Software development costs, net of accumulated amortization of $2,381 and $3,110, respectively	943	1,634
Deferred costs	1,328	1,092
Goodwill (Note 4)	909	1,084
Intangible assets, net (Note 4)	79	129
Other assets	124	57
Total assets	$16,408	$22,268

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$211	$617
Accrued compensation (Note 6)	1,024	749
Accrued expenses	670	969
Sales taxes payable	192	133
Income taxes payable	22	104
Current portion of long-term debt (Note 11)	1,072	2,176
Current portion of obligations under capital leases (Note 12)	78	28
Deferred revenue	1,214	1,836
Other current liabilities	639	481
Total current liabilities	5,122	7,093
Long-term debt	6,366	3,143
Long-term obligations under capital leases	138	30
Deferred revenue, excluding current portion	393	378
Deferred rent	541	693
Other liabilities	-	7
Total liabilities	12,560	11,344
Commitments and contingencies (Notes 12 and 13)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at December 31, 2015 and 2014	1	1
Common stock, $.005 par value, 168,000 shares authorized at December 31, 2015 and 2014; 92,439 and 92,370 shares issued and outstanding at December 31, 2015 and 2014, respectively	462	462
Treasury stock, at cost, 503 shares at December 31, 2015 and 2014	(456)	(456)
Additional paid-in capital	128,756	128,283
Accumulated deficit	(125,087)	(117,845)
Accumulated other comprehensive income (Note 14)	172	479
Total shareholders' equity	3,848	10,924
Total liabilities and shareholders' equity	$16,408	$22,268

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014

Revenues
Subscription revenue	$17,062	$18,003
Sales-type lease revenue	4,202	5,315
Other revenue	3,255	2,728
Total revenue	24,519	26,046
Operating expenses:
Direct operating costs (includes depreciation and amortization of $2,615 and $2,139, respectively)	12,570	11,148
Selling, general and administrative	18,060	18,367
Impairment of capitalized software	295	668
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	489	605
Total operating expenses	31,414	30,788
Operating loss	(6,895)	(4,742)
Other (expense) income:
Interest income	3	8
Interest expense	(484)	(223)
Other income	162	11
Total other (expense), net	(319)	(204)
Loss before income taxes	(7,214)	(4,946)
Provision for income taxes	(12)	(84)
Net loss	$(7,226)	$(5,030)

Net loss per common share - basic and diluted	$(0.08)	$(0.06)

Weighted average shares outstanding - basic and diluted	91,898	87,580

Comprehensive loss
Net loss	$(7,226)	$(5,030)
Foreign currency translation adjustment (Note 14)	(307)	(152)
Total comprehensive loss	$(7,533)	$(5,182)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2015 and 2014

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Total

Balances at January 1, 2014	156	$1	78,649	$393	$121,432	$(456)	$(112,799)	$631	$9,202

Foreign currency translation adjustment	-	-	-	-	-	-		(152)	(152)
Net loss	-	-	-	-	-	-	(5,030)	-	(5,030)
Net proceeds from issuance of common stock related to public offering	-	-	12,765	64	6,305	-	-	-	6,369
Issuance of common stock upon exercise of stock options	-	-	228	1	43	-	-	-	44
Issuance of common stock upon vesting of restricted stock units	-	-	119	1	(34)	-	-	-	(33)
Issuance of common stock in lieu of payment to consultant	-	-	574	3	239	-	-	-	242
Issuance of stock in lieu of dividends	-	-	35	-	16	-	(16)	-	-
Non-cash stock based compensation	-	-	-	-	282	-	-	-	282

Balances at December 31, 2014	156	$1	92,370	$462	$128,283	$(456)	$(117,845)	$479	$10,924

Foreign currency translation adjustment	-	-	-	-	-	-	-	(307)	(307)
Net loss	-	-	-	-	-	-	(7,226)	-	(7,226)
Issuance of common stock upon exercise of stock options	-	-	20	-	-	-	-	-	-
Issuance of common stock in lieu of payment to consultant	-	-	3	-	1	-	-	-	1
Issuance of stock in lieu of dividends	-	-	46	-	16	-	(16)	-	-
Non-cash stock based compensation	-	-	-	-	456	-	-	-	456
Balances at December 31, 2015	156	$1	92,439	$462	$128,756	$(456)	$(125,087)	$172	$3,848

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2015	2014
Cash flows used in operating activities:
Net loss	$(7,226)	$(5,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,104	2,745
Provision for doubtful accounts	12	120
Excess and obsolete site equipment to be installed expense	797	129
Stock-based compensation	456	282
Amortization of debit issuance costs	18	-
Issuance of common stock to consultant in lieu of cash payment	1	242
Impairment of capitalized software	295	668
Loss from disposition of equipment and capitalized software	28	1
Changes in assets and liabilities:
Accounts receivable	1,250	(1,675)
Site equipment to be installed	(1,394)	(4,775)
Prepaid expenses and other assets	(76)	33
Accounts payable and accrued liabilities	(372)	692
Income taxes payable	(72)	30
Deferred costs	(241)	(533)
Deferred revenue	(608)	822
Deferred rent	(152)	(136)
Net cash used in operating activities	(4,180)	(6,385)
Cash flows used in investing activities:
Capital expenditures	(991)	(835)
Software development expenditures	(641)	(916)
Acquisition of software	-	(150)
Proceeds from the sales of equipment and other assets	9	-
Net cash used in investing activities	(1,623)	(1,901)
Cash flows provided by financing activities:
Principal payments on capital lease	(58)	(25)
Proceeds from long-term debt	6,737	6,049
Payments on long-term debt	(4,618)	(2,323)
Debt issuance costs on long-term debt	(81)	-
Proceeds from exercise of stock options	-	44
Proceeds from public offering of common stock, net	-	6,369
Tax withholding related to net-share settlements of restricted stock units	-	(33)
Net cash provided by financing activities	1,980	10,081
Net (decrease) increase in cash and cash equivalents	(3,823)	1,795
Effect of exchange rate on cash	(139)	(65)
Cash and cash equivalents at beginning of year	7,185	5,455
Cash and cash equivalents at end of year	$3,223	$7,185

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$330	$222
Income taxes	$69	$35
Supplemental disclosure of non-cash investing and financing activities:
Site equipment transferred to fixed assets	$1,354	$959
Equipment acquired under capital lease	$215	$-
Issuance of common stock in lieu of payment of dividends	$16	$16

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

1. Organization of Company

Description of Business

NTN Buzztime, Inc. (the “Company”) was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The Company changed its name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

The Company delivers interactive entertainment and innovative dining technology to bars and restaurants in North America. Customers license the Company’s customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, nationwide competitions, and self-service dining features including dynamic menus, touchscreen ordering and secure payment. The Company’s platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences. Built on an extended network platform, the Company’s interactive entertainment system has historically allowed multiple players to interact at the venue, and now also enables competition between venues, referred to as massively multiplayer gaming. The Company’s current platform, which it refers to as Buzztime Entertainment On Demand, or BEOND, was first introduced as a pilot program in December 2012, was expanded commercially during 2013, and the expansion was scaled during 2014. The Company continues to enhance our network architecture and the BEOND technology platform and player engagement paradigms. The Company also continues to support its legacy network product line, which it refers to as Classic.

The Company currently generates revenue by charging subscription fees for its service to its network subscribers, by leasing equipment (including tablets used in its BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, and by selling advertising aired on in-venue screens and as part of customized games. In 2014, the Company began offering pay-to-play premium content to certain customers via its BEOND tablet platform, such as paid arcade. During the second quarter of 2015, the Company made a strategic change in its premium content model by making the arcade offering available on both a free-to-consumer and pay-to-play basis. This change required the Company to delay the general availability of the pay-to-play arcade offering as it retooled the offering’s content, workflow and positioning. As a result, during 2015, the Company generated additional subscription fee revenue from those venues offering free-to-consumer arcade. The Company anticipates rolling out the new pay-to-play arcade offering during the second quarter of 2016. Currently, approximately 2,960 venues in the U.S. and Canada subscribe to the Company’s interactive entertainment network, of which approximately 61% are using the BEOND tablet platform.

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

Reclassifications

The Company reclassified the consolidated statement of cash flows for the period ended December 31, 2014 to conform to the 2015 presentation. Reclassifications had no impact on net loss or cash flows.

2. Summary of Significant Accounting Policies and Estimates

Consolidation—The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—Preparing the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to deferred costs and revenues; depreciation of fixed assets; allowance for doubtful accounts; site equipment to be installed; stock-based compensation assumptions; impairment of fixed assets, software development costs, intangible assets and goodwill; and contingencies, including the reserve for sales tax inquiries; the provision for income taxes, including the valuation allowance; and purchase price allocations related to acquisitions. The Company bases its estimates on a combination of historical experience and various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about significant carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Capital Resources— In April 2015, the Company entered into a loan and security agreement with East West Bank, or the lender, pursuant to which, it could request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which the Company refers to as the revolving line, or an amount equal to its borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. So long as there is no event of default, the Company may make a one-time request to increase the revolving line by up to $2,500,000, which the lender may accept or decline. In March 2016, the Company entered into an amendment to the loan and security agreement (“Amended Loan Agreement’). Under the Amended Loan Agreement, through March 31, 2017, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of (a) the revolving line or (b) the sum of $2,000,000 (which the Company refers to as the “sublimit”) plus the amount equal to its borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. On March 31, 2017, the sublimit becomes zero. If the aggregate amount of advances as of March 31, 2017 exceeds the lesser of the revolving line or the amount equal to the Company’s borrowing base, then it must pay the lender the amount of such excess. The net impact to the Company’s current borrowing capacity under the Amended Loan Agreement increased by approximately $1,500,000.

As of December 31, 2015, the Company borrowed $5,200,000 under this credit facility. The Company used approximately $3,381,000 of the proceeds to pay down existing indebtedness and to pay related prepayment fees. The Company will continue use the proceeds available under this credit facility to fund strategic growth initiatives and for general working capital purposes.

The Company has a credit facility with a lender under which the Company may borrow up to $9,853,000 for the purchase of certain capital equipment. Through 2015, the Company borrowed approximately $9,188,000, which is recorded in short-term and long-term debt on the accompanying consolidated balance sheet. In April 2015, the Company used approximately $3,381,000 of the proceeds received from the East West Bank credit facility to pay down a portion of the principal amount it borrowed under this financing arrangement, accrued interest and a prepayment fee. As of December 31, 2015, $2,238,000 remained outstanding, and approximately $665,000 was available for borrowing.

The Company believes existing cash and cash equivalents and the remaining availability on its credit facilities will be sufficient to meet its operating cash requirements and to fulfill its debt obligations for at least the next twelve months. If cash and cash equivalents are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce operational cash uses, sell assets or seek financing. Any actions the Company may undertake to reduce planned capital purchases, reduce expenses, or generate proceeds from the sale of assets may be insufficient to cover shortfalls in available funds. If the Company requires additional capital, it may be unable to secure additional financing on terms that are acceptable to the Company, or at all.

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

Site Equipment to be Installed – Site equipment to be installed consist of finished goods related to the Company’s BEOND product platform and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Rapid technological change or new product development could result in an increase in the quantity of obsolete site equipment to be installed on hand, and the Company could recognize losses from disposal of excess or obsolete site equipment to be installed. Additionally, the Company’s carrying costs of its site equipment to be installed are dependent on accurate estimates of customer demand for its products. A significant increase in the demand for the Company’s products could result in a short-term increase in the cost of site equipment purchases, while a significant decrease in demand could result in an increase in the amount of excess site equipment quantities on hand. As a result, although the Company attempts to maximize the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s site equipment to be installed and its reported operating results.

The BEOND tablet platform equipment remains in site equipment to be installed until it is installed in customer sites. For BEOND tablet platform customers that are under sales-type lease arrangements, the cost of the equipment is recognized in direct costs upon installation. For all other BEOND tablet platform customers, the cost of the equipment is reclassified to fixed assets upon installation and depreciated over its useful life.

Fixed Assets— Fixed assets are recorded at cost. Equipment under capital leases is recorded at the present value of future minimum lease payments. Depreciation of fixed assets is computed using the straight-line method over the estimated useful lives of the assets. Depreciation of leasehold improvements and fixed assets under capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease period.

The Company incurs a relatively significant level of depreciation expense in relation to its operating income. The amount of depreciation expense in any fiscal year is largely related to the equipment located at the Company’s customers’ sites that are not under sales-type lease arrangements. Such equipment includes the Classic Playmaker, BEOND tablet, other associated electronics and the computers located at customer’s sites (collectively, “Site Equipment”). The components within Site Equipment are depreciated over two to five years based on the shorter of the contractual capital lease period or the estimated useful life, which considers anticipated technology changes. If the Company’s Site Equipment turns out to have longer lives, on average, than estimated, then its depreciation expense would be significantly reduced in those future periods. Conversely, if the Site Equipment turns out to have shorter lives, on average, than estimated, then its depreciation expense would be significantly increased in those future periods.

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are assessed quarterly for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. If after assessing the totality of events or circumstances the Company determines it is not more likely than not that the goodwill is less than its carrying amount, then performing the two-step impairment test outlined in ASC No. 350 is unnecessary. During the year ended December 31, 2015, the Company performed the annual assessment of its goodwill related to NTN Canada, Inc., and determined that there were no indications of impairment.

ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. The Company performed its annual review as of December 31, 2015 of its other intangible assets and determined that there were no indications of impairment for the year ended December 31, 2015. During the Company’s annual review for the year ended December 41, 2014, it determined that certain fully amortized acquired intangible assets no longer had an economic benefit to the Company, and therefore, it disposed of these assets as of December 31, 2014. (See Note 4.)

Revenue Recognition—The Company recognizes revenue from recurring subscription fees for its service earned from its network subscribers, from leasing equipment (including tablets used in its BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, from hosting live trivia events, from selling advertising aired on in-venue screens and as part of customized games and directly from consumers who pay to play or use the premium content the Company began offering via its BEOND tablet platform in 2014. To the extent any of the foregoing contain multiple deliverables the Company evaluates the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. The Company’s arrangements for the transmission of the Buzztime network contain two deliverables: the installation of its equipment and the transmission of its network content for which the Company receives monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting. Therefore, for the Company’s Classic product, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship. Because deployment of the Company’s BEOND tablet platform is so new, it has not yet established an estimated life of a BEOND customer, and therefore, it is deferring and recognizing installation fees as revenue on a straight-line basis over the customer contract term. All installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

In addition, the direct expenses of the installation, commissions, setup and training are deferred and amortized on a straight-line basis and are classified as deferred costs on the accompanying consolidated balance sheets. For these direct expenses that are associated with the Classic product, the amortization period approximates the estimated life of the customer relationship for deferred direct costs that are of an amount that is less than or equal to the deferred revenue for the related contract. For costs that exceed the deferred revenue, the amortization period is the initial term of the contract, in accordance with ASC No. 605, which is generally one year. For direct costs associated with the BEOND tablet platform, the amortization period approximates the life of the contract.

The Company evaluated its lease transactions in accordance with ASC No. 840, Leases, to determine classification of the leases against the following criteria:

●	The lease transfers ownership of the property to the lessee by the end of the lease term;

●	There is a bargain purchase option;

●	The lease term is equal to or greater than 75% of the economic life of the equipment; or

●	The present value of the minimum payments is equal to or greater than 90% of the fair market value of the equipment at the inception of the lease.

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

The Company recognizes revenues from selling advertising, from hosting live trivia events and from consumers who pay to play the Company’s premium content when all material services or conditions relating to the transaction have been performed or satisfied.

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

Software Development Costs—The Company capitalizes costs related to developing certain software products in accordance with ASC No. 350. Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $993,000 and $912,000 for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, approximately $421,000 and $495,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the years ended December 31, 2015 and 2014, and determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $295,000 and $668,000 was recognized for the years ended December 31, 2015 and 2014, respectively, which is separately stated on the Company’s consolidated statements of operations.

Advertising Costs – Marketing-related advertising costs are expensed as incurred and amounted to $3,000 for the year ended December 31, 2014, and are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. There were no marketing-related advertising costs for the year ended December 31, 2015.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). This update requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use assets, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees will no longer be provided with a source of off-balance sheet financing. This update is effective for financial statements issued for annual periods beginning after December 15, 2018 (which is January 1, 2019 for the Company), including interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Applying a full retrospective transition approach is not allowed. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016 (which is January 1, 2017 for the Company), and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company adopted this ASU early on a retrospective basis in the fourth quarter of fiscal 2015. Accordingly, prior periods were retrospectively adjusted. The adoption did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period's financial statements, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015 (which is January 1, 2016 for the Company), including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This update requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for fiscal years beginning after December 15, 2016 (which is January 1, 2017 for the Company), including interim periods within those fiscal years. This update should be applied prospectively with earlier application permitted. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820), which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This update also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This update applies to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient. This update is effective for public business entities for fiscal years beginning after December 15, 2015 (which is January 1, 2016 for the Company), and interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is to be applied retrospectively and represents a change in accounting principle. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarified the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Such costs may be presented in the balance sheet as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015 (which is January 1, 2016 for the Company), including interim periods within those fiscal years. Earlier adoption is permitted for financial statements that have not been previously issued. The Company does not expect that the adoption of ASU 2015-03 and ASU 2015-15 will have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2016-02 – Consolidation (Topic 810), which amends the consolidation requirements in Topic 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. This update is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015 (which is January 1, 2016 for the Company). Early adoption is permitted. The Company does not anticipate that the adoption of this update will have a material effect on its consolidated financial statements in future periods, although that could change.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items (Topic 225). This ASU updated the accounting guidance related to extraordinary and unusual items by eliminating the concept of extraordinary items. In addition, disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (which is January 1, 2016 for the Company). Early adoption is permitted. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017 (which is January 1, 2018 for the Company), including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified approach to adopting the guidance. The Company has not yet selected a transition approach and it is currently assessing the impact on its consolidated financial statements from the adoption of this new accounting guidance.

3. Fixed Assets

Fixed assets are recorded at cost and consist of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Broadcast equipment	$13,001,000	$19,831,000
Machinery and equipment	2,479,000	2,085,000
Furniture and fixtures	265,000	192,000
Leasehold improvements	610,000	610,000
Other equipment	16,000	24,000
	16,371,000	22,742,000

Accumulated depreciation	(12,456,000)	(19,342,000)
Total	$3,915,000	$3,400,000

Depreciation expense totaled $2,061,000 and $1,652,000 for the years ended December 31, 2015 and 2014, respectively.

4. Goodwill and Other Intangible Assets

The Company’s goodwill balance of $909,000 and $1,084,000 as of December 31, 2015 and 2014, respectively, relates to the purchase of NTN Canada, Inc. Fluctuations in the amount of goodwill shown on the accompanying balance sheets are due to changes in the foreign currency exchange rates used when translating NTN Canada, Inc.’s financial statement from Canadian dollars to US dollars during consolidation. The Company performed its annual assessment of goodwill impairment for NTN Canada as of December 31, 2015, and it was determined that there were no indications of impairment.

The Company performed its annual review as of December 31, 2015 of its other intangible assets and determined that there were no indications of impairment for the year ended December 31, 2015. During the Company’s annual review for the year ended December 41, 2014, it determined that certain fully amortized acquired intangible assets no longer had an economic benefit to the Company, and therefore, it disposed of these assets as of December 31, 2014.

The weighted average remaining useful life for all intangible assets is 1.6 years as of December 31, 2015. Amortization expense relating to all intangible assets totaled $50,000 and $181,000 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, intangible assets with estimable lives were comprised of the following:

	December 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	$150,000	$(71,000)	$79,000	$150,000	$(21,000)	$129,000
Acquired customer lists	435,000	(435,000)	-	435,000	(435,000)	-
Trivia database	322,000	(322,000)	-	384,000	(384,000)	-
Trademarks and trademark licenses	67,000	(67,000)	-	67,000	(67,000)	-
Total	$974,000	$(895,000)	$79,000	$1,036,000	$(907,000)	$129,000

The estimated aggregate amortization expense relating to the Company’s intangible assets for the succeeding years is as follows:

Year Ending	Estimated Aggregate Amortization Expense
2016	$50,000
2017	29,000
Total	$79,000

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

There were no transfers between fair value measurement levels during the year ended December 31, 2015.

6. Accrued Compensation

Accrued compensation consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Accrued vacation	$423,000	$490,000
Accrued salaries	243,000	227,000
Accrued bonuses	340,000	19,000
Accrued commissions	18,000	13,000
Total accrued compensation	$1,024,000	$749,000

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

Significant Customer

For the years ended December 31, 2015 and 2014, the Company generated approximately $10,889,000 and $11,438,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 44% of total revenue in each of those years. As of December 31, 2015 and 2014, approximately $172,000 and $1,558,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

Equipment Suppliers

The tablet used in the Company’s BEOND product line is manufactured by one unaffiliated third party. The Company currently purchases the BEOND tablets from various unaffiliated third parties. The Company also currently purchases each piece of the tablet equipment (consisting of cases and charging trays for the tablet) from a different unaffiliated third party. The Company currently purchases its Classic playmakers from an unaffiliated manufacturer located in Taiwan pursuant to a supply agreement, the term of which automatically renews for one year periods unless the agreement is terminated in advance of the automatic renewal by either party. The Company currently does not have an alternative manufacturer of the tablet or an alternative device to the tablet or alternative manufacturing sources for its tablet equipment or Classic playmakers. The Company does not currently expect to purchase additional Classic playmakers.

As of December 31, 2015 and December 31, 2014, approximately $127,000 and $432,000, respectively, were included in accounts payable or accrued expenses for equipment suppliers.

8. Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants and convertible preferred stock representing approximately 13,570,000 and 13,978,000 shares were excluded from the computations of diluted net loss per common share for the years ended December 31, 2015 and 2014, respectively, as their effect was anti-dilutive.

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

Equity Incentive Plans

2004 Performance Incentive Plan

In September 2004 at a Special Meeting of Stockholders, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provided for the issuance of up to 2,500,000 shares of NTN common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full, were available for issuance under the 2004 Plan. On the effective date, the 1995 Plan had approximately 77,000 options available for grant. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. In September 2009, the 2004 Plan expired. All awards that were granted under the 2004 Plan will continue to be governed by the 2004 Plan until they are exercised or expire in accordance with that plan’s terms. As of December 31, 2015, there were approximately 53,000 options outstanding under the 2004 Plan.

2010 Amended Performance Incentive Plan

In June 2010, the Company’s stockholders approved the 2010 Performance Incentive Plan (the “2010 Plan”). The 2010 Plan provided for the issuance of up to 6,000,000 shares of the Company’s common stock. At the Company’s 2015 Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2010 Performance Plan (the “Amended 2010 Plan”), which, among other things, amended the 2010 Plan to increase the authorized shares to be issued thereunder from 6,000,000 to 12,000,000. The Amended 2010 Plan expires in February 2020. Under the Amended 2010 Plan, options to the purchase the Company’s common stock or other instruments such as restricted stock units may be granted to officers, directors, employees and consultants. The Company’s Board of Directors designated its Nominating and Corporate Governance/Compensation Committee as the Amended 2010 Plan Committee. Stock options granted under the Amended 2010 Plan may either be incentive stock options or nonqualified stock options. A stock option granted under the Amended 2010 Plan generally cannot be exercised until it becomes vested. The Amended 2010 Plan Committee establishes the vesting schedule of each stock option at the time of grant. At its discretion, the Amended 2010 Plan Committee can accelerate the vesting, extend the post-termination exercise term or waive restrictions of any stock options or other awards under the Amended 2010 Plan. Options under the Amended 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of December 31, 2015, there were options to purchase approximately 2,511,000 shares of the Company’s common stock outstanding under the Amended 2010 Plan.

2014 Inducement Plan

In August 2014, the Nominating and Corporate Governance/Compensation Committee of the Company’s Board of Directors (the “Committee”) approved the 2014 Inducement Plan (the “2014 Plan”) in reliance on Section 771(a) of the NYSE MKT Company Guide as an inducement material to Ram Krishnan entering into employment with the Company as its Chief Executive Officer. The 2014 Plan provides for the issuance of up to 4,250,000 shares of the Company’s common stock, of which, an option to purchase 3,500,000 shares of common stock was issued to Mr. Krishnan in September 2014. In accordance with the terms of his employment agreement, in April 2015, Mr. Krishnan was granted another performance-based option to purchase 750,000 shares of common stock. Options under the 2014 Plan have a term of up to ten years and are exercisable at a price per share not less than the fair market value on the date of grant. Both of the option grants described above will, subject to Mr. Krishnan’s continued employment through the applicable vesting date and, with respect to the performance-based option granted in April 2015, subject to meeting performance goals, vest as to 25% of the total number of shares subject to the option on the first anniversary of the grant date and the remaining 75% of the total number of shares subject to the option will vest in 36 substantially equal monthly installments thereafter. As of December 31, 2015, there were no share-based awards available to be granted under the 2014 Plan. The 2014 Plan expires in September 2024.

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

The following weighted-average assumptions were used for grants issued during 2015 and 2014 under the ASC No. 718 requirements:

	2015	2014
Weighted average risk-free rate	1.20%	1.38%
Weighted average volatility	82.80%	80.37%
Dividend yield	0.00%	0.00%
Expected life	4.31 years	4.87 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees in 2015 and 2014 was $456,000 and $282,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2015 and 2014:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2014	2,664,000	$0.50	7.14	$706,000
Granted	5,581,000	0.47	-	-
Exercised	(291,000)	0.25	-	-
Cancelled	(89,000)	1.11	-	-
Forfeited	(642,000)	0.27	-	-
Expired	(1,000)	3.15	-	-
Outstanding December 31, 2014	7,222,000	0.50	8.60	285,000
Granted	2,140,000	0.41	-	-
Exercised	(84,000)	0.29	-	-
Cancelled	(1,301,000)	0.75	-	-
Forfeited	(1,140,000)	0.58	-	-
Expired	(23,000)	2.03	-	-
Outstanding December 31, 2015	6,814,000	$0.41	8.67	$2,000

Options vested and exercisable at December 31, 2015	1,900,000	$0.40	7.94	$2,000

The aggregate intrinsic value of options at December 31, 2015 is based on the Company’s closing stock price on that date of $0.16 per share as reported by the NYSE MKT. The total intrinsic value of options exercised during the year ended December 31, 2015 was approximately $7,000. Pursuant to the 2004 Plan and the Amended 2010 Plan, stock option exercises could be made on a net-exercise arrangement, where shares of common stock are withheld in the amount of the exercise price as payment of the exercise price instead of cash. Under such net-exercise arrangements, options to purchase approximately 82,000 and 106,000 shares of common stock were exercised and approximately 18,000 and 43,000 shares of common stock were issued during the years ended December 31, 2015 and 2014, respectively. The Company received approximately $1,000 and $44,000 in cash payments for the exercise of options to purchase approximately 2,000 and 185,000 shares during the years ended December 31, 2015 and 2014, respectively.

The per share weighted average grant-date fair value of stock options granted during 2015 and 2014 was $0.25 and $0.30, respectively.

As of December 31, 2015, the unamortized compensation expense related to outstanding unvested options was approximately $692,000 with a weighted average remaining requisite service period of 2.84 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses, a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

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

The following table summarizes restricted stock unit activity for the year ended December 31, 2015 and 2014:

	Outstanding Restricted Stock Units	Weighted Average Fair Value per Share
Outstanding January 1, 2014	187,000	$0.14
Granted	-	-
Released	(173,000)	-
Canceled	(14,000)	-
Outstanding December 31, 2014	-	$-
Granted	-	-
Released	-	-
Cancelled	-	-
Outstanding December 31, 2015	-	$-

Balance exercisable at December 31, 2015	-

Under the Amended 2010 Plan, employees may elect to have shares of common stock withheld on the vesting date in lieu of the employees paying cash for withholding taxes. During the year ended December 31, 2014, approximately 173,000 restricted stock units vested and, as a result of employees making the election described in the preceding sentence, approximately 119,000 shares of common stock were issued.

Warrant Activity

The following summarizes warrant activity for the year ended December 31, 2015 and 2014:

	Outstanding Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding January 1, 2014	6,600,000	$0.67	4.18
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding December 31, 2014	6,600,000	$0.67	3.18
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding December 31, 2015	6,600,000	$0.67	2.18

Balance exercisable at December 31, 2015	6,600,000	$0.67	2.18

During 2009, the Company issued warrants to purchase an aggregate of 3,000,000 shares of common stock in connection with asset acquisitions of i-am TV. The fair value of the warrants was approximately $537,000 in aggregate and were determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 2.79%; dividend yield of 0%; expected volatility of 78.1%; and a term of 8 years. None of these warrants were exercised as of December 31, 2015.

During 2013, the Company issued warrants to purchase an aggregate of 3,600,000 shares of common stock in connection with a private placement. The fair value of the warrants was approximately $1,379,000 in aggregate and was determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 1.06%; dividend yield of 0%; expected volatility of 80.25%; and a term of 5 years. The Company has concluded that these warrants qualify as equity instruments and not liabilities. None of these warrants were exercised as of December 31, 2015.

Cumulative Convertible Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated is a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock).

As of December 31, 2015 and 2014, there were 156,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of $0.10 per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. During the years ended December 31, 2015 and 2014, the Company issued approximately 46,000 and 35,000 shares of common stock, respectively, for payment of dividends.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. There were no conversions during either of the years ended December 31, 2015 and 2014. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

10. Income Taxes

For each of the years 2015 and 2014, current tax provisions and current deferred tax provisions were recorded as follows:

	2015	2014
Current Tax (Provision) Benefit
Federal	$-	$-
State	(26,000)	(18,000)
Foreign	24,000	(43,000)
	(2,000)	(61,000)
Deferred Tax Provision
Federal	-	-
State	(4,000)	(4,000)
Foreign	(6,000)	(19,000)
	(10,000)	(23,000)
Total Tax (Provison) Benefit
Federal	-	-
State	(30,000)	(22,000)
Foreign	18,000	(62,000)
	$(12,000)	$(84,000)

The net deferred tax assets and liabilities have been reported in other assets in the consolidated balance sheets at December 31, 2015 and 2014 as follows:

	2015	2014
Deferred Tax Assets:
NOL carryforwards	$21,462,000	$21,058,000
UK NOL carryforwards	693,000	728,000
Capital loss	416,000	416,000
Compensation and vacation accrual	221,000	135,000
Operating accruals	213,000	295,000
Deferred revenue	677,000	517,000
Research and experimentation, AMT
and foreign tax credits	156,000	156,000
State Margin Tax Credit	129,000	133,000
Fixed assets and intangibles	204,000	447,000
Foreign	181,000	3,000
Other	504,000	379,000
Total gross deferred tax assets	24,856,000	24,267,000
Valuation allowance	(24,441,000)	(23,568,000)
Net deferred tax assets	415,000	699,000

Deferred Tax Liabilities:
Capitalized software	349,000	607,000
Amortization	18,000	12,000
Foreign	42,000	52,000
Other	6,000	29,000
Total gross deferred liabilities	415,000	700,000
Net deferred taxes	$-	$(1,000)

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

	For the year ended December 31,
	2015	2014
Tax at federal income tax rate	$2,435,000	$1,682,000
State provision	(30,000)	(22,000)
Foreign tax differential	38,000	18,000
Change in valuation allowance	(2,407,000)	(1,733,000)
Permanent items	(48,000)	(32,000)
Other	-	3,000
Total Provision	$(12,000)	$(84,000)

The net change in the total valuation allowance for the year ended December 31, 2015 was an increase of $2,407,000. The net change in the total valuation allowance for the year ended December 31, 2014 was an increase of $1,733,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2015, the Company has available net operating loss (“NOL”) carryforwards of approximately $60,327,000 for federal income tax purposes, which will begin to expire in 2017. The NOL carryforwards for state purposes, which will continue expiring in 2016, are approximately $31,315,000. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses. Further, under Internal Revenue Code Section 382 and similar state provisions, ownership changes may limit the annual utilization of NOL carryforwards existing prior to a change in control that are available to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the NOL carryforwards. The Company completed a Section 382 analysis for the period from January 1, 1992 through December 31, 2013 and determined that the Company does not expect to be limited in regards to utilizing the total NOL carryforwards that existed as of December 31, 2013, provided it generates sufficient future earnings prior to the expiration of the NOLs and that future changes in ownership do not trigger a Section 382 limitation. Based on the Company’s analysis of its stockholder activity for the years ended December 31, 2014 and 2015, there does not appear to be ownership changes that would have caused an annual limitation under the provisions of Section 382. The Company continues to disclose the NOL carryforwards at their original amount in the table above as no potential limitation has been quantified. The Company has also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets. In addition, the Company has approximately $195,000 of state tax credit tax carryforwards that expire in the years 2016 through 2026.

The deferred tax assets as of December 31, 2015 include a deferred tax asset of $681,000 representing NOLs arising from the exercise of stock options by Company employees for 2005 and prior years. To the extent the Company realizes any tax benefit for the NOLs attributable to the stock option exercises, such amount would be credited directly to stockholders’ equity.

United States income taxes were not provided on unremitted earnings from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable.

The Company and its subsidiaries are subject to federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to income tax examination by tax authorities in major jurisdictions for years prior to 2011. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the carryforwards. The Company is not currently under examination by the IRS or state taxing authorities.

11. Long-term Debt

Revolving Line of Credit

In April 2015, the Company entered into a loan and security agreement with East West Bank, pursuant to which, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which is referred to as the revolving line, or an amount equal to its borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. So long as there is no event of default, the Company may make a one-time request to increase the revolving line by up to $2,500,000, which the lender may accept or decline. All advances are due on April 14, 2018. The Company’s borrowing base is, as of the date of determination, an amount equal to the product of: (a) the average monthly recurring revenue for the immediately preceding three months; times (b) one plus the Company’s average churn rate for the immediately preceding three months (not to exceed zero); times (c) 300%. The churn rate, with respect to any month, is the quotient of the Company’s monthly net revenue change calculated with respect to such month, divided by its monthly revenue from subscriptions for the month. In addition, under the loan and security agreement, the Company is required to meet a minimum adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, target and churn rate targets, in each case, as specified in the loan and security agreement. Adjusted EBITDA is the sum (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expenses, plus (f) other non-cash expenses and charges, plus (g) to the extent approved by East West Bank, other one-time charges, plus (h) to the extent approved by East West Bank, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business. The adjusted EBITDA target is measured as of the last day of each fiscal quarter with respect to the immediately prior six month period, and the churn rate targets are measured on a monthly and trailing three month basis. The Company met these targets as of the quarter ended December 31, 2015.

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

As of December 31, 2015, the Company borrowed a total of $5,200,000 from a total borrowing base capacity of approximately $5,456,000, all of which has been advanced as Libor Loans with a 3-month interest period. Each time the interest period expired, the Company elected to renew the advance as another Libor Loan with a 3-month interest period. Interest on the LIBOR Loans has ranged from 4.3125% to 4.6250%. The Company used approximately $3,381,000 of the total amount borrowed to pay down existing indebtedness. See “—Equipment Notes Payable,” below.

Pursuant to the loan and security agreement, the Company granted and pledged to the lender a first-priority security interest in all the Company’s existing and future personal property.

On the closing date of the loan and security agreement, the Company paid $37,500 to the lender as a facility fee. An additional facility fee (equal to the product of (x) 0.50% of the increase in the revolving line times (y) the quotient of the number of days remaining between the effective date of such increase and April 14, 2018, divided by 1,095) will be due if the revolving line is increased pursuant to the Company’s request. The Company also pays an unused line fee equal to 0.50% per year on the difference between the amount of the revolving line as in effect from time to time and the average monthly balance in each month, which is payable monthly in arrears. The average monthly balance is calculated by adding the ending outstanding balance under the revolving line for each day in the month divided by the number of days in the month. See Note 17, Subsequent Event, for more information regarding this credit facility.

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow up to $500,000 to purchase certain equipment (the “Equipment Credit Facility”). Over time, the lender has increased the maximum amount the Company may borrow, and as of December 31, 2015, the maximum amount was $9,853,000. The Company may borrow up to the maximum amount in tranches as needed. Each tranche bears interest at 8.32% per annum. With respect to the first $1,000,000 in the aggregate borrowed, principal and interest payments are due in 36 equal monthly installments. With respect to amounts borrowed in excess of the first $1,000,000 in the aggregate, the first monthly payment will be equal to 24% of the principal amount outstanding, and the remaining principal and interest due are payable in 35 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed. Through December 31, 2015, the Company borrowed approximately $9,188,000 of the $9,853,000 maximum amount available.

In April 2015, the Company used approximately $3,381,000 of the proceeds received from the East West Bank credit facility to pay down a portion of the principal amount the Company had borrowed under the Equipment Credit Facility, accrued interest and a prepayment fee. As of December 31, 2015, approximately $2,238,000 of principal remained outstanding under the Equipment Credit Facility, which is recorded as long-term debt on the consolidated balance sheets, and approximately $665,000 was available for borrowing. However, the East West Bank credit facility prohibits the Company from having more than $2,500,000 owing under the Equipment Credit Facility at any time.

Long-Term Debt Payments

Future minimum payments under long-term debt as of December 31, 2015 are as follows:

Years Ending December 31,	Payment
2016	$1,215,000
2017	827,000
2018	5,594,000
Total minimum payments	7,636,000
Less amounts representing interest	(198,000)
Total notes payable	7,438,000
Less current portion	(1,072,000)
Long-term portion	$6,366,000

Interest expense related to long-term debt for the years ended December 31, 2015 and 2014 was $283,000 and $210,000, respectively.

12. Commitments

Operating Leases

The Company leases office and production facilities and equipment under agreements that expire at various dates through 2018. Certain leases contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. Lease expense under operating leases totaled $620,000 and $621,000 in 2015 and 2014, respectively.

Future estimated aggregate lease payments under operating leases are as follows:

Years Ending December 31,	Lease Payment
2016	$750,000
2017	658,000
2018	586,000
Total	$1,994,000

Sublease

In February 2013, the Company began subleasing approximately 2,700 square feet of its office space to an unaffiliated third party. The term of the sublease expired in July 2014. The tenant did not renew the sublease at the end of its term. Total sublease income for the year ended December 31, 2014 was approximately $31,000.

Capital Leases

As of December 31, 2015 and 2014, property held under current capital leases was as follows:

	For the Years Ended
	December 31,
	2015	2014
Office equipment	$299,000	$84,000
Accumulated depreciation	(97,000)	(41,000)
Total	$202,000	$43,000

Total depreciation expense under capital leases was $56,000 and $20,000 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, future minimum payments under all capital leases are as follows:

Years Ending December 31,	Lease Payment
2016	$85,000
2017	67,000
2018	60,000
2019	24,000
Total minimum payments	236,000
Less amounts representing interest	(20,000)
Present value of net minimum payments	216,000
Less current portion	(78,000)
Long-term capital lease obligations	$138,000

13. Contingencies

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

Equipment Repairs

Beginning in the fourth quarter of 2014, the Company encountered challenges with assembling newly designed cases for its BEOND tablet. As a result, the Company accrued approximately $716,000 and $204,000 of expense during the years ended December 31, 2015 and 2014, respectively, for cases deployed at customer sites that the Company has deemed probable it will need to repair. This expense was recognized in direct costs in the accompanying consolidated statement of operations and other current liabilities in the accompanying consolidated balance sheets. As of December 31, 2015, approximately $533,000 remained in other current liabilities. The Company may continue to experience challenges with its cases, and as a result, it may be required to recognize additional repair expense contingencies in the future.

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

The Company is involved in ongoing sales tax inquiries with certain states and provinces. As a result of those inquiries, the Company recorded a total net liability of $35,000 and $17,000 as of December 31, 2015 and 2014, respectively, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets. Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments.

In October 2014, the Company received notice from a province that the Company prevailed on the appeal of a fully-paid sales tax assessment. As a result, the Company recognized a receivable of approximately $108,000, which was recorded in accounts receivable on the accompanying consolidated balance sheet as of December 31, 2014, and reversed an accrued sales tax liability for a post-audit period assessment of approximately $25,000. The Company received the refund in January 2015.

14. Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of December 31, 2015 and 2014, $172,000 and $479,000, respectively, of accumulated foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

15. Geographical Information

Geographic breakdown of the Company’s revenue for the last two fiscal years were as follows:

	For the years ended December 31,
	2015	2014
United States	$23,678,000	$24,917,000
Canada	841,000	1,129,000
Total revenue	$24,519,000	$26,046,000

Geographic breakdown of the Company’s long-term tangible assets for the last two fiscal years were as follows:

	As of December 31,
	2015	2014
United States	$3,799,000	$3,362,000
Canada	116,000	38,000
Total assets	$3,915,000	$3,400,000

16. Retirement Savings Plan

In 1994, the Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least three months of service, have worked a minimum of 250 hours in a quarter, and have reached age 18 to defer up to 50% of their pay on a pre-tax basis. The Company does not contribute a match to the employees’ contribution.

17. Subsequent Event

In March 2016, the Company entered into an amendment (the “Amendment”) to the loan and security agreement. The loan and security agreement as amended by the Amendment is referred to as the “Amended Loan Agreement.”

Under the Amended Loan Agreement, through March 31, 2017, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of (a) the revolving line or (b) the sum of $2,000,000 (which the Company refers to as the “sublimit”) plus the amount equal to the Company’s borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. On March 31, 2017, the sublimit becomes zero. If the aggregate amount of advances as of March 31, 2017 exceeds the lesser of the revolving line or the amount equal to the Company’s borrowing base, then it must pay the lender the amount of such excess.

Other changes to the original terms of the loan and security agreement made under the Amendment are:

●	Under the original terms of the loan and security agreement, the Company’s borrowing base was, as of the date of determination, an amount equal to the product of: (a) the average monthly recurring revenue for the immediately preceding three months; times (b) one plus the average churn rate for the immediately preceding three months (not to exceed zero); times (c) 300%. The manner in which the borrowing base is determined is unchanged under the Amendment, except that the monthly recurring revenue is limited to all recurring subscription revenue attributable to software that the Company sold or licensed and all recurring revenue relating to services it delivered and 50% of all revenue attributable to the “Stump” product line.

●	All advances under the revolving line are due on December 31, 2017 as opposed to April 14, 2018 as was the case under the original terms.

●	On or before March 31, 2017, advances will bear interest, at the Company’s option, at the rate of either (A) a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 2.75%, up from 1.25% under the original terms, or (B) at a fixed rate per annum equal to the LIBOR Rate for the interest period for the advance plus 5.50%, up from 4.00% under the original terms. After March 31, 2017, the interest rates will revert to their original terms.

●	The financial covenants with respect to the Company’s minimum adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, changed from a six-month measurement period to a three-month measurement period, beginning with the three month period ending March 31, 2016, and, accordingly, the minimum adjusted EBITDA targets the Company is required to achieve over each of the three month measurement periods were changed.

●	The Amendment provides for two additional financial covenants: (a) that the Company maintain a balance on deposit with the lender equal to (i) on March 31, 2017, 100% of the aggregate outstanding principal amount of the advances at such time, and (ii) at all times after March 31, 2017, an amount determined by the lender based on the Company’s 2017 financial projections; and (b) that the sum of the following be not less than $2,000,000: (i) the aggregate amount of unrestricted cash that the Company holds in accounts maintained with the lender and (ii) the amount available to the Company under the Amended Loan Agreement.

●	The aggregate amount that the Company owes under its current credit facility with its equipment lender at any time is no longer limited to $2,500,000.

●	With the lender’s consent, the Company may incur additional indebtedness with other equipment lenders of up to $2,000,000 in the aggregate for equipment financing.

Under the Amendment, the lender also waived an event of default that occurred because the Company did not achieve the specified churn rate required under the loan and security agreement for the month ended January 31, 2016.

