Form 10-Q
period 2016-03-31
NTN BUZZTIME INC
filed 2016-05-09
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

As of May 6, 2016 the registrant had outstanding 92,439,174 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,549	$3,223
Accounts receivable, net of allowances of $210 and $266, respectively	769	919
Site equipment to be installed	3,763	3,990
Prepaid expenses and other current assets	1,054	978
Total current assets	9,135	9,110
Fixed assets, net	3,799	3,915
Software development costs, net of accumulated amortization of $2,498 and $2,381, respectively	924	943
Deferred costs	1,300	1,328
Goodwill	972	909
Intangible assets, net	67	79
Other assets	119	124
Total assets	$16,316	$16,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$171	$211
Accrued compensation	941	1,024
Accrued expenses	647	670
Sales taxes payable	129	192
Income taxes payable	23	22
Current portion of long-term debt (Note 4)	3,044	1,072
Current portion of obligations under capital leases	79	78
Deferred revenue	1,275	1,214
Other current liabilities	534	639
Total current liabilities	6,843	5,122
Long-term debt	5,473	6,366
Long-term obligations under capital leases	138	138
Deferred revenue, excluding current portion	325	393
Deferred rent	501	541
Other liabilities	3	-
Total liabilities	13,283	12,560
Commitments and contingencies

Shareholders’ Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at March 31, 2016 and December 31, 2015	1	1
Common stock, $.005 par value, 168,000 shares authorized at March 31, 2016 and December 31, 2015; 92,439 shares issued and outstanding at March 31, 2016 and December 31, 2015	462	462
Treasury stock, at cost, 503 shares at March 31, 2016 and December 31, 2015	(456)	(456)
Additional paid-in capital	128,869	128,756
Accumulated deficit	(126,128)	(125,087)
Accumulated other comprehensive income (Note 5)	285	172
Total shareholders’ equity	3,033	3,848
Total liabilities and shareholders’ equity	$16,316	$16,408

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues
Subscription revenue	$4,374	$4,200
Sales-type lease revenue	396	840
Other revenue	712	686
Total Revenue	5,482	5,726
Operating expenses:
Direct operating costs (includes depreciation and amortization of $643 and $580, respectively)	2,036	2,649
Selling, general and administrative	4,200	5,162
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	114	121
Total operating expenses	6,350	7,932
Operating loss	(868)	(2,206)
Other expense, net	(154)	(43)
Loss before income taxes	(1,022)	(2,249)
Provision for income taxes	(19)	(14)
Net loss	$(1,041)	$(2,263)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic and diluted	91,936	91,876

Comprehensive loss
Net loss	$(1,041)	$(2,263)
Foreign currency translation adjustment	113	(153)
Total comprehensive loss	$(928)	$(2,416)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2016	2015
Cash flows used in operating activities:
Net loss	$(1,041)	$(2,263)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	757	701
Provision for doubtful accounts	24	(39)
Excess and obsolete site equipment to be installed expense	25	163
Stock-based compensation	113	99
Amortization of debit issuance costs	10	-
Issuance of common stock to consultant in lieu of cash payment	-	1
Loss from disposition of equipment	5	1
Changes in assets and liabilities:
Accounts receivable	126	1,459
Site equipment to be installed	(115)	154
Prepaid expenses and other assets	(76)	100
Accounts payable and accrued liabilities	(209)	312
Income taxes payable	(1)	(13)
Deferred costs	29	(70)
Deferred revenue	(7)	518
Deferred rent	(40)	(36)
Other liabilities	(104)	(92)
Net cash used in (provided by) operating activities	(504)	995
Cash flows used in investing activities:
Capital expenditures	(177)	(215)
Software development expenditures	(99)	(222)
Net cash used in investing activities	(276)	(437)
Cash flows provided by (used in) financing activities:
Principal payments on capital lease	(21)	(7)
Proceeds from long-term debt	2,114	74
Payments on long-term debt	(1,035)	(699)
Debt issuance costs on long-term debt	(5)	-
Net cash provided by (used in) financing activities	1,053	(632)
Net increase (decrease) in cash and cash equivalents	273	(74)
Effect of exchange rate on cash	53	52
Cash and cash equivalents at beginning of year	3,223	7,185
Cash and cash equivalents at end of year	$3,549	$7,163

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$84	$103

Income taxes	$20	$27

Supplemental disclosure of non-cash investing and financing activities:

Site equipment transferred to fixed assets	$317	$240

Equipment acquired under capital lease	$22	$160

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) BASIS OF PRESENTATION

Description of Business

NTN Buzztime, Inc. (the “Company”) delivers interactive entertainment and innovative dining technology to bars and restaurants in North America. Customers license the Company’s customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, nationwide competitions, and self-service dining features including dynamic menus, touchscreen ordering and secure payment. The Company’s platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences. Built on an extended network platform, the Company’s interactive entertainment system has historically allowed multiple players to interact at the venue, and now also enables competition between venues, referred to as massively multiplayer gaming. The Company’s current platform, which it refers to as Buzztime Entertainment On Demand, or BEOND, was first introduced as a pilot program in December 2012, was expanded commercially during 2013, and the expansion was scaled during 2014. The Company continues to enhance its network architecture and the BEOND tablet platform and player engagement paradigms. The Company also continues to support its legacy network product line, which it refers to as Classic.

The Company currently generates revenue by charging subscription fees for its service to its network subscribers, by leasing equipment (including tablets used in its BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, and by selling advertising aired on in-venue screens and as part of customized games. In 2014, the Company began offering pay-to-play premium content to certain customers via its BEOND tablet platform, such as paid arcade. During the second quarter of 2015, the Company made a strategic change in its premium content model by making the arcade offering available on both a free-to-consumer and pay-to-play basis. This change required the Company to delay the general availability of the pay-to-play arcade offering as it retooled the offering’s content, workflow and positioning. As a result, during 2015, the Company generated additional subscription fee revenue from those venues offering free-to-consumer arcade. The Company anticipates rolling out the new pay-to-play arcade offering during the second quarter of 2016. Currently, approximately 2,900 venues in the U.S. and Canada subscribe to the Company’s interactive entertainment network, of which approximately 65% are using the BEOND tablet platform.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying condensed balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2016, or any other period.

Reclassifications

The Company reclassified the condensed consolidated statement of cash flows for the three months ended March 31, 2015 to conform to the 2016 presentation. Reclassifications had no impact on net loss or cash flows.

(2) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. The total number of shares of the Company’s common stock subject to options, warrants, and convertible preferred stock that were excluded from computing diluted net loss per common share was approximately 14,322,000 and 14,459,000 shares as of March 31, 2016 and 2015, respectively, as their effect was anti-dilutive.

(3) STOCK-BASED COMPENSATION

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. 2004 Performance Incentive Plan (the “2004 Plan”), the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan (the “Amended 2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The 2004 Plan expired in September 2009. From and after the date it expired, no awards could be granted under that plan and all awards that had been granted under that plan before it expired are governed by that plan until they are exercised or expire in accordance with that plan’s terms. The Amended 2010 Plan provides for the grant of up to 12,000,000 share-based awards and expires in February 2020. As of March 31, 2016, approximately 7,160,000 of share-based awards were available to be issued under the Amended 2010 Plan. The 2014 Plan, which provides for the grant of up to 4,250,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company, was approved by the Nominating and Corporate Governance/Compensation Committee of the Company’s Board of Directors (the “Committee”) in September 2014 in connection with the appointment of Ram Krishnan as the Company’s Chief Executive Officer. As of March 31, 2016, there were no share-based awards available to be granted under the 2014 Plan. The Company’s stock-based compensation plans are administered by the Committee, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

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

The following weighted-average assumptions were used for grants issued during the three months ended March 31, 2016 and 2015 under the ASC No. 718 requirements.

	Three months ended March 31,
	2016	2015
Weighted average risk-free rate	1.26%	1.17%
Weighted average volatility	110.71%	81.38%
Dividend yield	0.00%	0.00%
Expected life	6.02 years	4.45 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $113,000 and $99,000, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted stock options to purchase 775,000 and 785,000 shares of common stock during the three months ended March 31, 2016 and 2015, respectively.

Stock options issued under all of the Company’s stock-based compensation plans may be exercised on a net-exercise arrangement, where shares of common stock equal to the value of the amount of the exercise price of the stock options being exercised are withheld as payment of the exercise price instead of cash. Under such net-exercise arrangements, for the three months ended March 31, 2015, options to purchase approximately 34,000 shares of common stock were exercised and approximately 8,000 shares of common stock were issued. No options were exercised and paid with cash during the three months ended March 31, 2015. During the three months ended March 31, 2016, no options were exercised.

(4) DEBT

Revolving Line of Credit

In April 2015, the Company entered into a loan and security agreement (the “Original Loan Agreement”) with East West Bank (the “Lender”), pursuant to which, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which is referred to as the revolving line, or an amount equal to its borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. So long as there is no event of default, the Company may make a one-time request to increase the revolving line by up to $2,500,000, which the Lender may accept or decline. In March 2016, the Company and the Lender entered into an amendment (the “Amendment”) to the Original Loan Agreement. The Original Loan Agreement as amended by the Amendment is referred to as the “Amended Loan Agreement.” Under the Amended Loan Agreement, through March 31, 2017, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of (a) the revolving line (or $7,500,000) or (b) the sum of $2,000,000 (which the Company refers to as the “sublimit”) plus the amount equal to the Company’s borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. On March 31, 2017, the sublimit becomes zero. If the aggregate amount of advances as of March 31, 2017 exceeds the lesser of the revolving line or the amount equal to the Company’s borrowing base, then it must pay the Lender the amount of such excess.

Under the Original Loan Agreement, the Company’s borrowing base was, as of the date of determination, an amount equal to the product of: (a) the average monthly recurring revenue for the immediately preceding three months; times (b) one plus the average churn rate for the immediately preceding three months (not to exceed zero); times (c) 300%. The churn rate, with respect to any month, is the quotient of the Company’s monthly net revenue change calculated with respect to such month, divided by its monthly revenue from subscriptions for the month. The manner in which the borrowing base is determined is unchanged under the Amendment, except that the monthly recurring revenue is limited to all recurring subscription revenue attributable to software that the Company sold or licensed and all recurring revenue relating to services it delivered and 50% of all revenue attributable to the Company’s “Stump” product line.

In addition, under the Amended Loan Agreement, the Company is required to meet a minimum adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), target and churn rate targets, in each case, as specified in the Amended Loan Agreement. Adjusted EBITDA is the sum (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expenses, plus (f) other non-cash expenses and charges, plus (g) to the extent approved by the Lender, other one-time charges, plus (h) to the extent approved by the Lender, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business. Under the Original Loan Agreement, the Adjusted EBITDA target was measured as of the last day of each fiscal quarter with respect to the immediately prior six-month period. Under the Amended Loan Agreement, the Adjusted EBITDA target is measured as of the last day of each fiscal quarter with respect to the immediately prior three-month period. The churn rate targets, which were unchanged in the Amendment, are measured on a monthly and trailing three-month basis. The Company met the Adjusted EBITDA and the trailing three-month churn rate targets as of the quarter ended March 31, 2016. The Company did not meet the monthly churn rate for the month ended January 31, 2016, which constituted an event of default under the Original Loan Agreement, however, the Lender waived that event of default.

The Amended Loan Agreement requires: (a) that the Company maintain a balance on deposit with the Lender equal to (i) on March 31, 2017, 100% of the aggregate outstanding principal amount of the advances at such time, and (ii) at all times after March 31, 2017, an amount determined by the Lender based on the Company’s 2017 financial projections; and (b) that the sum of the following be not less than $2,000,000: (i) the aggregate amount of unrestricted cash that the Company holds in accounts maintained with the Lender and (ii) the amount available to the Company under the Amended Loan Agreement.

Under the Amended Loan Agreement, all then-outstanding advances are due on December 31, 2017 (under the Original Loan Agreement, the due date was April 14, 2018). On or before March 31, 2017, advances will bear interest, at the Company’s option, at the rate of either (A) a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 2.75%, up from 1.25% under the original terms, or (B) at a fixed rate per annum equal to the LIBOR rate for the interest period for the advance plus 5.50%, up from 4.00% under the original terms. After March 31, 2017, the interest rates will revert to their original terms.

As of March 31, 2016, the Company requested and received advances in the aggregate of $6,500,000, all of which were advanced at the LIBOR rate plus the applicable margin with a three-month interest period. Each time the interest period expired on these advances, the Company elected to renew the advance at the LIBOR rate plus the applicable margin with a three-month interest period. Prior to the Amendment, the interest rate on advances ranged from 4.313% to 4.688% per annum. The interest rate on advances since the Amendment have ranged from 6.125% to 6.188% per annum. As of March 31, 2016, $6,500,000 remained outstanding under this credit facility, of which, $2,000,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. The Company had approximately $103,000 available to borrow as of March 31, 2016 based on its borrowing base calculated as of that date. The Company used approximately $3,381,000 of the total amount borrowed under this credit facility to pay down existing indebtedness that was owed to an equipment lender (see “—Equipment Notes Payable,” below). Under the Amended Loan Agreement, the amount that the Company may owe under its current credit facility with that equipment lender is not limited to any specified amount. In addition, with the Lender’s consent, the Company may incur additional indebtedness with other equipment lenders of up to $2,000,000 in the aggregate for equipment financing.

Pursuant to the Amended Loan Agreement, the Company continues to grant and pledge to the Lender a first-priority security interest in all the Company’s existing and future personal property.

The Company has paid $37,500 to the Lender as a facility fee at the time of closing in April 2014, and has accrued approximately $5,000 for fees associated with the Amendment. An additional facility fee (equal to the product of (x) 0.50% of the increase in the revolving line times (y) the quotient of the number of days remaining between the effective date of such increase and December 31, 2017, divided by 1,095) will be due if the revolving line is increased pursuant to the Company’s request. The Company also pays an unused line fee equal to 0.50% per year of the difference between the amount of the revolving line as in effect from time to time and the average monthly balance in each month, which is payable monthly in arrears. The average monthly balance is calculated by adding the ending outstanding balance under the revolving line for each day in the month divided by the number of days in the month.

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow up to $500,000 to purchase certain equipment. Over time, the lender has increased the maximum amount the Company may borrow, and as of March 31, 2016, the maximum amount was $9,853,000. The Company may borrow up to the maximum amount in tranches as needed. Each tranche borrowed through August 2015 incurred interest at 8.32% per annum; the interest for tranches borrowed thereafter was reduced to 7.75% per annum. With respect to the first $1,000,000 in the aggregate borrowed, principal and interest payments are due in 36 equal monthly installments. With respect to amounts borrowed in excess of the first $1,000,000 in the aggregate, the first monthly payment will be equal to 24% of the principal amount outstanding, and the remaining principal and interest due is payable in 35 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed.

In April 2015, the Company used approximately $3,381,000 of the proceeds received from the East West Bank credit facility to pay down a portion of the principal amount the Company had borrowed under this financing arrangement, accrued interest and a prepayment fee. Through March 31, 2016, the Company borrowed approximately $9,302,000 of the $9,853,000 maximum amount available under this financing arrangement. As of March 31, 2016, approximately $2,017,000 of principal remained outstanding under this financing arrangement, of which, $1,044,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet, and approximately $551,000 was available for borrowing.

(5) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period, and the assets and liabilities of such subsidiaries have been translated at the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of March 31, 2016 and December 31, 2015, $285,000 and $172,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(6) RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

(7) CONCENTRATIONS OF RISK

Significant Customer

For the three months ended March 31, 2016 and 2015, the Company generated approximately $2,292,000 and $2,389,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 42% of total revenue in each of those years. As of March 31, 2016 and December 31, 2015, approximately $170,000 and $172,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

Equipment Suppliers

The tablet used in the Company’s BEOND product line is manufactured by one unaffiliated third party. The Company currently purchases the BEOND tablets from various unaffiliated third parties. The Company also currently purchases each piece of the tablet equipment (consisting of cases and charging trays for the tablet) from a different unaffiliated third party. The Company currently does not have an alternative manufacturer of the tablet or an alternative device to the tablet or alternative manufacturing sources for its tablet equipment.

As of March 31, 2016 and December 31, 2015, approximately $82,000 and $127,000, respectively, were included in accounts payable or accrued expenses for equipment suppliers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference, if any, contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to maintain an adequate supply of the tablet and related equipment used in our BEOND product line, (5) our ability to adequately protect our proprietary rights and intellectual property, (6) our ability to raise additional funds in the future, if necessary, on favorable terms, (7) our ability to significantly grow our subscription revenue and implement our other business strategies, (8) our ability to successfully and efficiently manage the design, manufacturing and assembly process of our BEOND tablet platform and (9) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this report.

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

●	Overview and Highlights. This section provides a general description of our business and significant events and transactions that we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section provides a listing of our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2016 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three months ended March 31, 2016 to the results for the three months ended March 31, 2015.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

OVERVIEW AND HIGHLIGHTS

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative dining technology to bars and restaurants in North America. Our customers license our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, nationwide competitions, and self-service dining features including dynamic menus, touchscreen ordering and secure payment. Our platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences. Built on an extended network platform, our interactive entertainment system has historically allowed multiple players to interact at the venue, and now also enables competition between venues, referred to as massively multiplayer gaming. Our current tablet platform, which we refer to as Buzztime Entertainment On Demand, or BEOND, was first introduced as a pilot program in December 2012, was expanded commercially during 2013, and the expansion was scaled during 2014. We continue to enhance our network architecture and the BEOND tablet platform and player engagement paradigms. We also continue to support our legacy network product line, which we refer to as Classic.

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

Over 115 million games were played on our network during 2015, and as of March 31, 2016, approximately 49% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Old Chicago, Beef O’Brady’s, Buffalo Wings & Rings, Native New Yorker, Houlihans, Boston Pizza, and Arooga’s.

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

In April 2016, as previously reported, we received a letter from NYSE Regulation stating that we are not in compliance with Section 1003(a)(ii) of the Company Guide because we reported stockholders’ equity of less than $4 million as of December 31, 2015 and had net losses in three of our four most recent fiscal years ended December 31, 2015. As a result, we continue to be subject to the procedures and requirements of Section 1009 of the Company Guide. Because this instance of noncompliance is in addition to our current noncompliance with Section 1003(a)(iii) of the Company Guide, we are not required to submit a new compliance plan.

The listing of our common stock on the NYSE MKT is being continued during the plan period pursuant to an extension. The NYSE Regulation staff will review us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Sections 1003(a)(iii) and 1003(a)(ii) by May 13, 2017 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. See “PART II – OTHER INFORMATION ———— ITEM 1A. RISK FACTORS—Our common stock could be delisted or suspended from trading on the NYSE MKT if we fail to maintain compliance with continued listing criteria,” below.

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

●     Our financial covenants with respect to our minimum adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, changed from a six-month measurement period to a three-month measurement period, beginning with the three-month period ending March 31, 2016, and, accordingly, the minimum adjusted EBITDA targets we are required to achieve over each of the three-month measurement periods were changed.

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

Our Strategy and Current Highlights

During 2016, we continued to make progress on our 2016 priorities. Below are some highlights of current accomplishments and milestones achieved:

●	Scale digital menu and payment functionality. We are heavily focused on delivering digital menu and payment functionality on the tablet platform, which we believe will improve the operational and marketing value of our product offering. After ensuring our tablet met the Payment Card Industry, or PCI, compliance standards applicable to our platform, we officially launched digital menu and payment functionality in a pilot test at Buffalo Wild Wings. A successful pilot will help provide a national reference for other chain customers in our sales pipeline that are also looking for this same functionality.

●	Improve value and price for our “independent” customers. We are focused on increasing the value of our offering by improving game content and reducing the BEOND tablet platform cost to attract and retain quality independent customers. To help improve our value, we entered into promotional partnerships centered around our game content with the Washington Redskins, FanDuel, and Fandango that are each tied to driving guest traffic at our customer’s venues, increasing the guest community and improving loyalty. With respect to price, we continued to make progress on our hardware design and quality in order to reduce expense and to give us the ability to offer flexibility in our pricing for quality independent customers.

●	Monetize the network. We intend to grow the consumer audience by engaging them more with improved entertainment experiences and providing premium content that we can monetize through direct payment. In addition to the free-to-consumer arcade offering we provide to certain customers, we launched a pay-to-play premium games lobby at a few of these sites, and we expect to scale to additional sites throughout 2016, which we expect to result in accretive revenue from the consumers who play on a pay-to-play basis. Additionally, we continued to leverage our network with on-tablet local and national advertising campaigns.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2016 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

We generated a net loss of $1,041,000 for the three months ended March 31, 2016 compared to a net loss of $2,263,000 for the three months ended March 31, 2015.

Revenue

The tables below summarize the type of revenue we generated for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016		2015
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	4,374,000	79.8%	4,200,000	73.3%	174,000	4.1%
Sales-type lease revenue	396,000	7.2%	840,000	14.7%	(444,000)	-52.9%
Other revenue	712,000	13.0%	686,000	12.0%	26,000	3.8%
Total	5,482,000	100.0%	5,726,000	100.0%	(244,000)	-4.3%

Subscription revenue increased for the three months ended March 31, 2016 primarily due to a higher average revenue per site (which we refer to as ARPU) when compared to the same period in 2015. During the three months ended March 31, 2016, equipment lease revenue recognized under sales-type lease arrangements decreased due to fewer installations of our BEOND platform for certain customers under sales-type lease arrangements when compared to the same period in 2015. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment that we lease) is recognized when we lease BEOND equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. We expect the amount of equipment lease revenue to continue to decrease because the number of customers that have not converted from our legacy product line to the BEOND tablet platform with which we enter into sales-type lease arrangements has decreased. Other revenue increased for the three months ended March 31, 2016 due primarily to an increase in our live hosted trivia events.

Geographic breakdown of our network subscribers is as follows:

	Network Subscribers as of March 31,
	2016	2015
United States	2,742	2,733
Canada	161	175
Total	2,903	2,908

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the three months ended March 31, 2016 and 2015 is shown in the table below:

	For the three months ended March 31,
	2016	2015
Revenues	$5,482,000	$5,726,000
Direct Costs	2,036,000	2,649,000
Gross Margin	$3,446,000	$3,077,000

Gross Margin Percentage	63%	54%

The $613,000, or 23%, decrease in direct costs for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to decreased equipment expense of approximately $634,000 as a result of fewer installations of our BEOND platform for certain customers under sales-type lease arrangements as well as less scrap expense and repair expense related to the BEOND platform when compared to the same period in 2015.

The approximately 17% increase in gross margin for the three months ended March 31, 2016 was primarily related to the decreased equipment expense discussed above.

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

Operating Expenses

	For the three months ended March 31,
	2016	2015	Change
Selling, general and administrative	$4,200,000	$5,162,000	$(962,000)

Depreciation and amortization (non-direct)	$114,000	$121,000	$(7,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended March 31, 2016 was primarily due to lower headcount as a result of the restructuring that took place at the end of the second quarter of 2015, reflecting a reduction of approximately $573,000 in payroll and related expenses, as well as a reduction in marketing expenses of approximately $329,000 primarily related to market research activities that occurred during the first quarter of 2015, which were not repeated during the first quarter of 2016.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense for the three months ended March 31, 2016 compared to the same period in 2015 is primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing with new assets.

Other Expense, Net

	For the three months ended March 31,		Increase in
	2016	2015	expense, net
Total other expense, net	$(154,000)	$(43,000)	$(111,000)

The increase in total other expense, net for the three months ended March 31, 2016 compared to the same period in 2015 is primarily due to higher long-term debt balances, resulting in an increase in interest expense, and increased foreign currency exchange losses related to the operations of our Canadian subsidiary.

Income Taxes

	For the three months ended March 31,
	2016	2015
Provision for income taxes	$(19,000)	$(14,000)

We expect to incur state income tax liability in 2016 related to our U.S. operations. We also expect to pay income taxes in Canada due to profitability of our Canadian subsidiary. We have established a full valuation allowance for substantially all deferred tax assets, including our net operating loss carryforwards, since we could not conclude that we were more likely than not able to generate future taxable income to realize these assets.

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

	For the three months ended March 31,
	2016	2015
Net loss per GAAP	$(1,041,000)	$(2,263,000)
Interest expense, net	127,000	102,000
Income tax provision	19,000	14,000
Depreciation and amortization	757,000	701,000
EBITDA	(138,000)	(1,446,000)

Adjustments to EBITDA:
Non-cash stock based compensation	113,000	99,000
Excess and obsolete site equipment to be installed expense	25,000	163,000
Other one-time charges	73,000	52,000
Adjusted EBITDA	$73,000	$(1,132,000)

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had cash and cash equivalents of $3,549,000 compared to cash and cash equivalents of $3,223,000 as of December 31, 2015.

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

Under the Amended Loan Agreement, the amount of our borrowing base is calculated, in part, based on our monthly recurring revenue from all recurring subscription revenue attributable to software that we sold or licensed and all recurring revenue relating to services we delivered and 50% of all revenue attributable to our “Stump” product line. Because the amount of our monthly recurring revenue and how much each source contributes to it will change from month to month, our borrowing base will fluctuate accordingly. As of March 31, 2016, we had borrowed $6,500,000 under this credit facility, and we had approximately $103,000 available to borrow as of that date based on our borrowing base calculated as of that date.

We have another financing arrangement under which we may borrow up to $9,853,000 for the purchase of certain capital equipment. Through March 31, 2016, we borrowed approximately $9,188,000. In April 2015, we used approximately $3,381,000 of the proceeds received from the East West Bank credit facility to pay down a portion of the principal amount we borrowed under this financing arrangement, accrued interest and a prepayment fee. As of March 31, 2016, approximately $2,017,000 of principal remained outstanding under this financing arrangement, and approximately $551,000 was available for borrowing.

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

Working Capital

As of March 31, 2016, we had working capital (current assets in excess of current liabilities) of $2,292,000 compared to working capital of $3,988,000 as of December 31, 2015. The following table shows the change in our working capital from December 31, 2015 to March 31, 2016.

Increase (Decrease)
Working capital as of December 31, 2015	$3,988,000
Changes in current assets:
Cash and cash equivalents	326,000
Accounts receivable, net of allowance	(150,000)
Site equipment to be installed	(227,000)
Prepaid expenses and other current assets	76,000
Change in total current assets	25,000
Changes in current liabilities:
Accounts payable	(40,000)
Accrued compensation	(83,000)
Accrued expenses	(23,000)
Sales taxes payable	(63,000)
Income taxes payable	1,000
Current portion of long-term debt	1,972,000
Current portion of obligations under capital leases	1,000
Deferred revenue	61,000
Other current liabilities	(105,000)
Change in total current liabilities	1,721,000
Net change in working capital	(1,696,000)
Working capital as of March 31, 2016	$2,292,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the three months ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities	$(504,000)	$995,000
Investing activities	(276,000)	(437,000)
Financing activities	1,053,000	(632,000)
Effect of exchange rates	53,000	52,000
Net increase (decrease) in cash and cash equivalents	$326,000	$(22,000)

Net cash (used in) provided by operating activities. The $1,499,000 increase in cash used in operating activities was due to a net decrease in assets and liabilities of $2,747,000 during the three months ended March 31, 2016 compared to the same period in 2015, primarily related to a large past-due receivable payment being received in the first quarter of 2015, offset by decreased net loss of $1,248,000, after giving effect to adjustments made for non-cash transactions.

Our inventory levels of site equipment to be installed decreased to $3,763,000 as of March 31, 2016, from $3,990,000 as of December 31, 2015, reflecting released product as part of our conversion of existing sites to the BEOND platform. Since we are supporting multiple generations of the BEOND tablet platforms, we have seen an increase in the complexity of our supply chain. We anticipate this complexity will remain with us for the 2016 fiscal year and thus will affect retaining a higher level of inventory for site equipment to be installed.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $64,000 to $2,737,000 for the three months ended March 31, 2016 from $2,801,000 during the same period in 2015.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $2,011,000 to $5,949,000 for the three months ended March 31, 2016 from $7,960,000 during the same period in 2015. This decrease was primarily a result of receiving a large past-due receivable during the three months ended March 31, 2015, and to a lesser extent, decreased revenue during the three months ended March 31, 2016 when compared to the same period in 2015.

Net cash used in investing activities. The $161,000 decrease in cash used in investing activities was primarily due to a decrease in capital expenditures and software development expenditures.

Net cash provided by (used in) financing activities. The $1,685,000 increase in cash provided by financing activities is primarily attributable borrowing an additional $2,040,000 of long-term debt compared to the amount of long-term debt borrowed during the same period in 2015, offset by paying an additional $336,000 of long-term debt compared to the amount of long-term debt payments made during the same period in 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 6 of the condensed consolidated financial statements, “Recent Accounting Pronouncements.”

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in our financial condition, expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Under Securities and Exchange Commission, or SEC, rules and regulations, as a smaller reporting company we are not required to provide the information otherwise required by this item.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 together with all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our annual report other than as follows:

Our common stock could be delisted or suspended from trading on the NYSE MKT if we fail to maintain compliance with continued listing criteria.

As previously reported in November 2015, we are not in compliance with NYSE MKTS LLC’s (“NYSE MKT”) continued listing standards. Specifically, we are not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (the “Company Guide”) because we reported stockholders’ equity of less than $6 million as of September 30, 2015 and had net losses in five of our most recent fiscal years ended December 31, 2014. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide. We were required to submit a plan to NYSE Regulation, Inc. advising of actions we have taken or will take to regain compliance with Section 1003(a)(iii) of the Company Guide by May 13, 2017. We submitted such a plan in December 2015. In January 2016, NYSE Regulation notified us that it has accepted our plan and granted us a plan period that extends through May 13, 2017 to regain compliance with Section 1003(a)(iii).

In April 2016, we received a letter from NYSE Regulation stating that we are not in compliance with Section 1003(a)(ii) of the Company Guide because we reported stockholders’ equity of less than $4 million as of December 31, 2015 and had net losses in three of our four most recent fiscal years ended December 31, 2015. As a result, we continue to be subject to the procedures and requirements of Section 1009 of the Company Guide. Because this instance of noncompliance is in addition to our current noncompliance with Section 1003(a)(iii) of the Company Guide, we are not required to submit a new compliance plan.

The listing of our common stock on the NYSE MKT is being continued during the plan period pursuant to an extension. The NYSE Regulation staff will review us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Sections 1003(a)(ii) and 1003(a)(iii) by May 13, 2017 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate.

Under Section 1003(a)(i) of the Company Guide, the NYSE MKT will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $2 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. We had net losses in two of our three most recent fiscal years ended December 31, 2015. While our stockholders’ equity as of March 31, 2016 is greater than $2 million, if we continue to recognize losses and do not take other measures that would increase our stockholders’ equity, we could potentially have less than $2 million of stockholders’ equity and become out of compliance with Section 1003(a)(i), as well.

Under Section 1003(f)(v) of the Company Guide, the NYSE MKT will normally consider suspending dealings in, or delisting, common stock from the exchange if the common stock is selling for a substantial period of time at a low price per share and if the issuer fails to effect a reverse split of such stock within a reasonable time after being notified that NYSE MKT deems such action to be appropriate under all the circumstances. NYSE Regulation has informed us that it deems it appropriate for us to effect a reverse stock split or other action within a reasonable amount of time, or become subject to the continued listing evaluation and follow-up procedures set forth in Section 1009 of the Company Guide, which could, among other things, result in the initiation of delisting proceedings. Moreover, the NYSE MKT can take accelerated delisting action if our common stock trades at levels viewed to be abnormally low. In light of the foregoing, at our 2016 annual meeting of stockholders, we expect to ask that our stockholders approve an amendment to our restated certificate of incorporation to give effect to, first, a reverse split of our outstanding common stock at an exchange ratio of 1-for-100 and, then, immediately following such reverse split, a forward split of our outstanding common stock at a ratio that is not less than 2-for-1 nor greater than 4-for-1, with the final ratio to be selected by our board of directors in its sole discretion (“Reverse/Forward Split”). Our board of directors believes that effecting the Reverse/Forward Split, could, in certain circumstances, be an effective means of addressing the concern of NYSE Regulation regarding the low trading price of our common stock.

If our stockholders approve the amendment to our restated certificate of incorporation described above, and if we were to effect the Reverse/Forward Split, there can be no assurance that it will result in an increase in the trading price of our common stock above the price that the NYSE MKT views as a low trading price per share, or that even if the trading price of our common stock does increase above such price, that the increased trading price will be sustained for any period of time, all of which depends on many factors, including our performance, prospects and other factors that may be unrelated to the number of shares outstanding. Moreover, even if the trading price of our common stock does increase above the price that the NYSE MKT views as a low price per share, there can be no assurance that we will continue to meet the other NYSE MKT listing requirements. Immediately following the effective date of the Reverse/Forward Split, if effected, we will have fewer outstanding shares, which may reduce the trading liquidity of our common stock. Accordingly, the total market capitalization of our common stock after the Reverse/Forward Split may be lower than it was before the Reverse/Forward Split. In addition, if effected, the Reverse/Forward Split may result in some stockholders owning “odd lots” of less than 100 shares of common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in “round lots” of even multiples of 100 shares. The Reverse/Forward Split, if effected, will not change the number of authorized shares of our common stock. However, upon the effectiveness of the Reverse/Forward Split, the number of authorized shares of our common stock that are not issued or outstanding would increase due to the reduction in the number of shares of our common stock issued and outstanding as a result of the Reverse/Forward Split. Our board of directors can issue the authorized shares of our common stock (or equity securities convertible into or exchangeable or exercisable for such shares) from time to time as it may deem advisable and without stockholder approval. Future issuances of our common stock would have a dilutive effect on the earnings or loss per share, book value per share, voting power and percentage interest of the holders of our then-outstanding shares of capital stock.

We are exploring options to address our non-compliance with the NYSE MKT continued listing standards, in particular, options to address our low stockholders’ equity. We can give no assurances that we will be able to address our non-compliance with the NYSE MKT continued listing standards or, even if we do, that we will be able to maintain the listing of our common stock on the NYSE MKT. Our common stock could be delisted because we do not make progress consistent with our plan during the plan period, because we do not regain compliance with Sections 1003(a)(ii) and 1003(a)(iii) by May 13, 2017, because we cannot successfully resolve our low trading price within a reasonable time, or because we fall below compliance with other NYSE MKT listing standards, including those described above. In addition, we may determine to pursue business opportunities or grow our business at levels or on timelines that reduces our stockholders’ equity below the level required to maintain compliance with NYSE MKT continued listing standards. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description	Incorporated By Reference

3.1	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013

3.2	Bylaws of the Company, as amended	Exhibit to Form 10-K filed on March 26, 2008

10.1	First Amendment to Loan and Security Agreement and Waiver by and between East West Bank and the registrant dated March 10, 2016.	Filed herewith

10.2*	NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2016	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

*	Management Contract or Compensatory Plan

#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: May 9, 2016	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer and Executive Vice President
(on behalf of the Registrant, and as its Principal Financial Officer)

