Form 10-Q
period 2016-06-30
NTN BUZZTIME INC
filed 2016-08-04
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016 the registrant had outstanding 1,848,597 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART — I

Item 1. Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,571	$3,223
Accounts receivable, net of allowances of $136 and $266, respectively	641	919
Site equipment to be installed	2,985	3,990
Prepaid expenses and other current assets	1,027	978
Total current assets	8,224	9,110
Fixed assets, net	3,511	3,915
Software development costs, net of accumulated amortization of $2,469 and $2,381, respectively	904	943
Deferred costs	1,188	1,328
Goodwill	973	909
Intangible assets, net	54	79
Other assets	102	124
Total assets	$14,956	$16,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$379	$211
Accrued compensation	821	1,024
Accrued expenses	529	670
Sales taxes payable	114	192
Income taxes payable	13	22
Current portion of long-term debt (Note 5)	3,014	1,072
Current portion of obligations under capital leases	75	78
Deferred revenue	1,353	1,214
Other current liabilities	284	639
Total current liabilities	6,582	5,122
Long-term debt	5,227	6,366
Long-term obligations under capital leases	120	138
Deferred revenue, excluding current portion	279	393
Deferred rent	460	541
Other liabilities	4	-
Total liabilities	12,672	12,560
Commitments and contingencies

Shareholders’ Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at June 30, 2016 and December 31, 2015	1	1
Common stock, $.005 par value, 168,000 shares authorized at June 30, 2016 and December 31, 2015; 1,849 shares issued and outstanding at June 30, 2016 and December 31, 2015 (Note 2)	9	9
Treasury stock, at cost, 10 shares at June 30, 2016 and December 31, 2015	(456)	(456)
Additional paid-in capital	129,429	129,209
Accumulated deficit	(126,986)	(125,087)
Accumulated other comprehensive income (Note 6)	287	172
Total shareholders’ equity	2,284	3,848
Total liabilities and shareholders’ equity	$14,956	$16,408

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Subscription revenue	$4,355	$4,202	$8,729	$8,402
Sales-type lease revenue	301	1,251	697	2,091
Other revenue	751	740	1,463	1,426
Total Revenue	5,407	6,193	10,889	11,919
Operating expenses:
Direct operating costs (includes depreciation and amortization of $620 and $597 for the three months ended June 30, 2016 and 2015, respectively, and $1,263 and $1,177 for the six months ended June 30, 2016 and 2015, respectively)	1,840	3,379	3,876	6,028
Selling, general and administrative	4,153	4,868	8,353	10,030
Impairment of capitalized software	-	295	-	295
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	110	123	224	244
Total operating expenses	6,103	8,665	12,453	16,597
Operating loss	(696)	(2,472)	(1,564)	(4,678)
Other expense, net	(149)	(139)	(303)	(182)
Loss before income taxes	(845)	(2,611)	(1,867)	(4,860)
Provision for income taxes	(5)	(14)	(24)	(28)
Net loss	$(850)	$(2,625)	$(1,891)	$(4,888)

Net loss per common share - basic and diluted	$(0.46)	$(1.43)	$(1.03)	$(2.66)

Weighted average shares outstanding - basic and diluted (Note 2)	1,839	1,838	1,839	1,838

Comprehensive loss
Net loss	$(850)	$(2,625)	$(1,891)	$(4,888)
Foreign currency translation adjustment	2	42	115	(111)
Total comprehensive loss	$(848)	$(2,583)	$(1,776)	$(4,999)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2016	2015
Cash flows provided by (used in) operating activities:
Net loss	$(1,891)	$(4,888)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,487	1,421
Provision for doubtful accounts	24	12
Excess and obsolete site equipment to be installed expense	27	607
Stock-based compensation	223	218
Amortization of debit issuance costs	18	4
Issuance of common stock to consultant in lieu of cash payment	-	1
Impairment of capitalized software	-	295
Loss from disposition of equipment	6	5
Changes in assets and liabilities:
Accounts receivable	254	1,626
Site equipment to be installed	265	388
Prepaid expenses and other assets	131	67
Accounts payable and accrued liabilities	(254)	(251)
Income taxes payable	(10)	(27)
Deferred costs	141	(207)
Deferred revenue	27	-
Deferred rent	(81)	(72)
Other liabilities	(354)	(334)
Net cash provided by (used in) operating activities	13	(1,135)
Cash flows used in investing activities:
Capital expenditures	(291)	(445)
Software development expenditures	(175)	(379)
Proceeds from the sale of equipment	-	9
Net cash used in investing activities	(466)	(815)
Cash flows provided by financing activities:
Principal payments on capital lease	(42)	(23)
Proceeds from long-term debt	2,114	4,574
Payments on long-term debt	(1,311)	(4,267)
Debt issuance costs on long-term debt	(2)	(81)
Payments to cashed-out stockholders in connection with reverse/forward stock split (Note 2)	(3)	-
Payment of preferred stockholders dividends	(8)	-
Proceeds from exercise of stock options	-	1
Net cash provided by financing activities	748	204
Net increase (decrease) in cash and cash equivalents	295	(1,746)
Effect of exchange rate on cash	53	(48)
Cash and cash equivalents at beginning of year	3,223	7,185
Cash and cash equivalents at end of year	$3,571	$5,391

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$217	$246
Income taxes	$35	$55

Supplemental disclosure of non-cash investing and financing activities:
Site equipment transferred to fixed assets	$537	$610
Site equipment transferred to other current assets	$176	$-
Equipment acquired under capital lease	$22	$160
Issuance of common stock in lieu of payment of preferred dividends	$-	$8

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

The Company currently generates revenue by charging subscription fees for its service to its network subscribers, by leasing equipment (including tablets used in its BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, and by selling advertising aired on in-venue screens and as part of customized games. In 2014, the Company began offering pay-to-play premium content to certain customers, such as paid arcade. During the second quarter of 2015, the Company made a strategic change in its premium content model by making arcade available on both a free-to-consumer (in exchange for an increased subscription fee) and pay-to-play basis. This change required the Company to delay the general availability of pay-to-play arcade as it retooled its content, workflow and positioning. As a result, during 2015, the Company generated additional subscription fee revenue from those venues offering free-to-consumer arcade. The Company began rolling out the new pay-to-play arcade during the second quarter of 2016. As of June 30, 2016, 2,859 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which approximately 67% were using the BEOND tablet platform.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying condensed balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2016, or any other period.

Reclassifications

The Company reclassified the condensed consolidated statement of cash flows for the six months ended June 30, 2015 to conform to the 2016 presentation. Reclassifications had no impact on net loss or cash flows.

(2) REVERSE/FORWARD SPLIT OF COMMON STOCK

At the Company’s annual meeting of stockholders held on June 3, 2016, the Company’s stockholders approved an amendment to its restated certificate of incorporation to give effect to, first, a reverse split of the Company’s outstanding common stock at an exchange ratio of 1-for-100 and, then, immediately following such reverse split, a forward split of its outstanding common stock at a ratio that is not less than 2-for-1 nor greater than 4-for-1, with the final ratio to be selected by the Company’s board of directors in its sole discretion. The board of directors set the final ratio of the forward split at 2-for-1. The Company refers to the reverse split and to the forward split, together, as the “reverse/forward split.”

On June 16, 2016 (the “Effective Date”), the Company filed with the Secretary of State of Delaware the amendment to its restated certificate of incorporation to effect the reverse/forward split. The 1-100 reverse split was effective at 6:00 p.m. Eastern Time on the Effective Date and the 2-for-1 forward split was effective at 6:01 p.m. Eastern Time on the Effective Date. Any fractional share of common stock resulting from the forward split was rounded up to the nearest whole share. Any stockholder who, as of immediately prior to 6:00 p.m. Eastern Time on the Effective Date, held fewer than 100 shares of the Company’s common stock in one account and, subsequent to the reverse split, would otherwise have been entitled to less than one full share of common stock, received, instead of the fractional share, $0.12 in cash for each such share held in that account, which was equal to the average of the closing price per share of the Company’s common stock on the NYSE MKT over the five trading days immediately before and including the Effective Date. As of immediately prior to the reverse split/forward split on the Effective Date, the Company had 92,439,174 of common stock outstanding, and subsequent to the reverse/forward split, it had 1,848,597 shares of common stock outstanding. Approximately $3,000 was paid to cashed-out stockholders who owned less than 100 shares immediately prior to the reverse split on the Effective Date.

The number of shares of the Company’s authorized common stock did not change in connection with the reverse/forward split. However, upon the effectiveness of the reverse/forward split, the number of authorized shares of the Company’s common stock that are not issued or outstanding increased due to the reduction in the number of shares of its common stock issued and outstanding as a result of the reverse/forward split.

The reverse/forward split did not affect the par value of a share of the Company’s common stock, which remains at $0.005 per share. As a result, the stated capital attributable to common stock on the Company’s consolidated balance sheet has been reduced proportionately based on the reverse/forward split exchange ratio, and the additional paid-in capital account was credited with the amount by which the stated capital was reduced. Comparative financial statements have been retroactively adjusted. There are no other accounting consequences arising from the reverse/forward split.

As provided for in the Company’s equity incentive plans and outstanding warrant agreements, the number of shares subject to the equity plans and warrant agreements along with any exercise prices of outstanding awards, were equitably and proportionately adjusted. Additionally, the conversion rate for the Company’s Series A convertible preferred stock was also equitably and proportionately adjusted so that holders of the Series A convertible preferred stock would be entitled to receive, upon conversion, the number of shares of the Company’s common stock that such holders would have been entitled to receive immediately following the reverse/forward split, had such shares of the Series A convertible preferred stock been converted into shares of the Company’s common stock immediately prior to the reserve/forward split.

(3) Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. The total number of shares of the Company’s common stock subject to options, warrants, and convertible preferred stock that were excluded from computing diluted net loss per common share was approximately 457,000 and 451,000 shares (after taking into account the proportion adjustments as a result of the reverse/forward split described in Note 2) as of June 30, 2016 and 2015, respectively, as their effect was anti-dilutive.

(4) STOCK-BASED COMPENSATION

All amounts reported below have been proportionately adjusted as a result of the reverse/forward split discussed in Note 2, when applicable.

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. 2004 Performance Incentive Plan (the “2004 Plan”), the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan (the “Amended 2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The 2004 Plan expired in September 2009. From and after the date it expired, no awards could be granted under that plan and all awards that had been granted under that plan before it expired are governed by that plan until they are exercised or expire in accordance with that plan’s terms. The Amended 2010 Plan provides for the grant of up to 240,000 share-based awards and expires in February 2020. As of June 30, 2016, approximately 126,000 share-based awards were available to be issued under the Amended 2010 Plan. The 2014 Plan, which provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company, was approved by the Nominating and Corporate Governance/Compensation Committee of the Company’s Board of Directors (the “Committee”) in September 2014 in connection with the appointment of Ram Krishnan as the Company’s Chief Executive Officer. As of June 30, 2016, there were no share-based awards available to be granted under the 2014 Plan. The Company’s stock-based compensation plans are administered by the Committee, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

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

The following weighted-average assumptions were used for grants issued during the three and six months ended June 30, 2016 and 2015 under the ASC No. 718 requirements.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Weighted average risk-free rate	1.16%	1.19%	1.20%	1.18%
Weighted average volatility	111.27%	83.01%	111.02%	82.40%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	6.29 years	4.20 years	6.17 years	4.29 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended June 30, 2016 and 2015 was $110,000 and $119,000, respectively, and $223,000 and $218,000 for the six months ended June 30, 2016 and 2015, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted stock options to purchase approximately 20,000 and 26,000 shares of common stock during the three months ended June 30, 2016 and 2015, respectively, and stock options to purchase approximately 35,000 and 42,000 shares of common stock during the six months ended June 30, 2016 and 2015, respectively.

Stock options issued under all of the Company’s stock-based compensation plans may be exercised on a net-exercise arrangement, where shares of common stock equal to the value of the amount of the exercise price of the stock options being exercised are withheld as payment of the exercise price instead of cash. Under such net-exercise arrangements, for the three and six months ended June 30, 2015, options to purchase approximately 960 and 1,600 shares of common stock were exercised, respectively, and approximately 190 and 360 shares of common stock were issued, respectively. In each of the three and six months ended June 30, 2015, the Company received approximately $1,000 in cash payments for the exercise of options to purchase approximately 44 shares. The total intrinsic value of all options exercised during the three and six months ended June 30, 2015 was approximately $3,000 and $7,000, respectively. During the three and six months ended June 30, 2016, no options were exercised.

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

In addition, under the Amended Loan Agreement, the Company is required to meet a minimum adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) target and churn rate targets, in each case, as specified in the Amended Loan Agreement. Adjusted EBITDA is the sum (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expenses, plus (f) other non-cash expenses and charges, plus (g) to the extent approved by the Lender, other one-time charges, plus (h) to the extent approved by the Lender, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business. Under the Original Loan Agreement, the Adjusted EBITDA target was measured as of the last day of each fiscal quarter with respect to the immediately prior six-month period. Under the Amended Loan Agreement, the Adjusted EBITDA target is measured as of the last day of each fiscal quarter with respect to the immediately prior three-month period. The churn rate targets, which were unchanged in the Amendment, are measured on a monthly and trailing three-month basis. The Company met the Adjusted EBITDA and the trailing three-month churn rate targets as of the quarters ended March 31, 2016 and June 30, 2016. The Company also met the churn rate targets on a monthly basis during the quarter ended June 30, 2016. During the quarter ended March 31, 2016, the Company did not meet the monthly churn rate target for the month ended January 31, 2016, which constituted an event of default under the Original Loan Agreement, however, the Lender waived that event of default.

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

As of June 30, 2016, the Company requested and received advances in the aggregate of $6,500,000, all of which were advanced at the LIBOR rate plus the applicable margin with a three-month interest period. Each time the interest period expired on these advances, the Company elected to renew the advance at the LIBOR rate plus the applicable margin with a three-month interest period. Prior to the Amendment, the interest rate on advances ranged from 4.313% to 4.688% per annum. The interest rate on advances since the Amendment have ranged from 6.125% to 6.188% per annum. As of June 30, 2016, $6,500,000 remained outstanding under this credit facility, of which, $2,000,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. The Company had approximately $110,000 available to borrow as of June 30, 2016 based on its borrowing base calculated as of that date. The Company used approximately $3,381,000 of the total amount borrowed under this credit facility to pay down existing indebtedness that was owed to an equipment lender (see “—Equipment Notes Payable,” below). Under the Amended Loan Agreement, the amount that the Company may owe under its current credit facility with that equipment lender is not limited to any specified amount. In addition, with the Lender’s consent, the Company may incur additional indebtedness with other equipment lenders of up to $2,000,000 in the aggregate for equipment financing.

Pursuant to the Amended Loan Agreement, the Company continues to grant and pledge to the Lender a first-priority security interest in all the Company’s existing and future personal property.

The Company has paid $37,500 to the Lender as a facility fee at the time of closing in April 2014 and approximately $2,000 for fees associated with the Amendment. An additional facility fee (equal to the product of (x) 0.50% of the increase in the revolving line times (y) the quotient of the number of days remaining between the effective date of such increase and December 31, 2017, divided by 1,095) will be due if the revolving line is increased pursuant to the Company’s request. The Company also pays an unused line fee equal to 0.50% per year of the difference between the amount of the revolving line as in effect from time to time and the average monthly balance in each month, which is payable monthly in arrears. The average monthly balance is calculated by adding the ending outstanding balance under the revolving line for each day in the month divided by the number of days in the month.

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow up to $500,000 to purchase certain equipment. Over time, the lender has increased the maximum amount the Company may borrow, and as of June 30, 2016, the maximum amount was $9,853,000. The Company may borrow up to the maximum amount in tranches as needed. Each tranche borrowed through August 2015 incurred interest at 8.32% per annum; the interest for tranches borrowed thereafter was reduced to 7.75% per annum. With respect to the first $1,000,000 in the aggregate borrowed, principal and interest payments are due in 36 equal monthly installments. With respect to amounts borrowed in excess of the first $1,000,000 in the aggregate, the first monthly payment will be equal to 24% of the principal amount outstanding, and the remaining principal and interest due is payable in 35 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed.

In April 2015, the Company used approximately $3,381,000 of the proceeds received from the East West Bank credit facility to pay down a portion of the principal amount the Company had borrowed under this financing arrangement, accrued interest and a prepayment fee. Through June 30, 2016, the Company borrowed approximately $9,302,000 of the $9,853,000 maximum amount available under this financing arrangement. As of June 30, 2016, approximately $1,741,000 of principal remained outstanding under this financing arrangement, of which, $1,014,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet, and approximately $551,000 was available for borrowing.

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period, and the assets and liabilities of such subsidiaries have been translated at the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of June 30, 2016 and December 31, 2015, $287,000 and $172,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(7) RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

(8) CONCENTRATIONS OF RISK

Significant Customer

For the three months ended June 30, 2016 and 2015, the Company generated approximately $2,173,000 and $2,883,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 40% and 47% of total revenue for those periods, respectively. For the six months ended June 30, 2016 and 2015, the Company generated approximately $4,465,000 and $5,300,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 41% and 44% of total revenue for those periods, respectively. As of June 30, 2016 and December 31, 2015, approximately $153,000 and $172,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

●	Overview and Highlights. This section provides a general description of our business and significant events and transactions that we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section provides a listing of our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2016 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and six months ended June 30, 2016 to the results for the three and six months ended June 30, 2015.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

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

We currently generate revenue by charging subscription fees for our service to our network subscribers, by leasing equipment (including tablets used in our BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, and by selling advertising aired on in-venue screens and as part of customized games. In 2014, we began offering pay-to-play premium content to certain customers, such as paid arcade. During the second quarter of 2015, we made a strategic change in our premium content model by making arcade available on both a free-to-consumer (in exchange for an increased subscription fee) and pay-to-play basis. This change required us to delay the general availability of pay-to-play arcade as we retooled its content, workflow and positioning. As a result, during 2015, we generated additional subscription fee revenue from those venues offering free-to-consumer arcade. We began rolling out the new pay-to-play arcade during the second quarter of 2016.

Over 115 million games were played on our network during 2015, and as of June 30, 2016, approximately 50% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Old Chicago, Beef O’Brady’s, Buffalo Wings & Rings, Native New Yorker, Houlihans, Boston Pizza, and Arooga’s.

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

Recent Developments

Reverse/forward split of our common stock

At our annual meeting of stockholders held on June 3, 2016, our stockholders approved an amendment to our restated certificate of incorporation to give effect to, first, a reverse split of our outstanding common stock at an exchange ratio of 1-for-100 and, then, immediately following such reverse split, a forward split of our outstanding common stock at a ratio that is not less than 2-for-1 nor greater than 4-for-1, with the final ratio to be selected by our board of directors in its sole discretion. Our board of directors set the final ratio of the forward split at 2-for-1. We refer to the reverse split and to the forward split, together, as the “reverse/forward split.”

On June 16, 2016 (the “Effective Date”), we filed with the Secretary of State of Delaware the amendment to our restated certificate of incorporation to effect the reverse/forward split. The 1-100 reverse split was effective at 6:00 p.m. Eastern Time on the Effective Date and the 2-for-1 forward split was effective at 6:01 p.m. Eastern Time on the Effective Date. Any fractional share of common stock resulting from the forward split was rounded up to the nearest whole share. Any stockholder who, as of immediately prior to 6:00 p.m. Eastern Time on the Effective Date, held fewer than 100 shares of our common stock in one account and, subsequent to the reverse split, would otherwise have been entitled to less than one full share of our common stock, received, instead of the fractional share, $0.12 in cash for each such share held in that account, which was equal to the average of the closing price per share of our common stock on the NYSE MKT over the five trading days immediately before and including the Effective Date. As of immediately prior to the reverse split/forward split on the Effective Date, we had 92,439,174 of common stock outstanding, and subsequent to the reverse/forward split, we had 1,848,597 shares of common stock outstanding. Approximately $3,000 was paid to cashed-out stockholders who owned less than 100 shares immediately prior to the reverse split on the Effective Date.

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

The listing of our common stock on the NYSE MKT is being continued during the plan period pursuant to an extension. The NYSE Regulation staff reviews us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with Sections 1003(a)(iii) and 1003(a)(ii) by May 13, 2017 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. We have continued to make progress consistent with our plan during the plan period.

Our Strategy and Current Highlights

Below is a discussion of our strategy and highlights of current accomplishments and milestones achieved during 2016:

Scale digital menu and payment functionality. We are heavily focused on delivering digital menu and payment functionality on the tablet platform, which we believe will improve the operational and marketing value of our product offering. After ensuring our tablet met the Payment Card Industry, or PCI, compliance standards applicable to our platform, we officially launched digital menu and payment functionality in a pilot test at Buffalo Wild Wings and are currently live at 15 sites. A successful pilot will help us deliver an enhanced guest experience and provide a national reference for other chain customers in our sales pipeline that are also looking for this same functionality.

Also during the second quarter, we launched Buffalo Wild Wing’s Fastbreak Lunch program in over 900 of its locations. The Fastbreak Lunch program is a digital timer application on our tablet to visualize the speed of service, and since its launch, lunchtime tablet usage has increased approximately 30%. This promotion not only improves the guest experience by providing quick turn-around times on delivering select menu items in under 15 minutes, but it also provides for a free lunch if those items are not delivered in the allotted time. In addition, Buffalo Wild Wings can leverage this promotion to gain important insight and data to make real-time and longer-term improvements to service and the guest experience.

Improve value and price for our “independent” customers. We are focused on increasing the value of our offering by improving game content and reducing the BEOND tablet platform cost to attract and retain quality independent customers. We have now entered into Season 2 of a promotional partnership centered around our game content with the Washington Redskins, and our work with other partnerships, such as FanDuel and Fandango, continue to evolve. Each of these partnerships are each tied to driving guest traffic at our customer’s venues, increasing the guest community and improving loyalty.

With respect to price, we continued to make progress on our hardware design and quality in order to reduce expense and to give us the ability to offer flexibility in our pricing for quality independent customers.

Refine our commercial execution. We are focused on increasing our site count of both independent customers and chain customers. Receiving a reference from a national chain account, such as Buffalo Wild Wings, is critical to our chain efforts, and our progress with Buffalo Wild Wings is critical to receiving that reference. For our independent customers, we continue to model and test our go-to-market efforts by improving our sales processes, technology and people. Additionally, we have begun working with a distribution partner, Digital Dining. who sells primarily to hospitality venues through a dealer network. This is the first time we have embarked on an indirect sales channel.

Monetize the network. We intend to grow the consumer audience by engaging them more with improved entertainment experiences and providing premium content that we can monetize through direct payment. In addition to the free-to-consumer arcade we provide to certain customers, we launched a pay-to-play premium games lobby during the second quarter and are currently in 465 sites, and we expect to continue rolling out the games lobby at additional sites throughout 2016, which we expect to result in accretive revenue from the consumers who play on a pay-to-play basis. Additionally, we continued to leverage our network with on-tablet local and national advertising campaigns.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and six months ended June 30, 2016 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015

We generated a net loss of $850,000 and $1,891,000 for the three and six months ended June 30, 2016, respectively, compared to a net loss of $2,625,000 and $4,888,000 for the three and six months ended June 30, 2015, respectively.

Revenue

The tables below summarize the type of revenue we generated for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016		2015
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	4,355,000	80.5%	4,202,000	67.9%	153,000	3.6%
Sales-type lease revenue	301,000	5.6%	1,251,000	20.2%	(950,000)	-75.9%
Other revenue	751,000	13.9%	740,000	11.9%	11,000	1.5%
Total	5,407,000	100.0%	6,193,000	100.0%	(786,000)	-12.7%

	Six months ended June 30,
	2016		2015
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	8,729,000	80.2%	8,402,000	70.5%	327,000	3.9%
Sales-type lease revenue	697,000	6.4%	2,091,000	17.5%	(1,394,000)	-66.7%
Other revenue	1,463,000	13.4%	1,426,000	12.0%	37,000	2.6%
Total	10,889,000	100.0%	11,919,000	100.0%	(1,030,000)	-8.6%

Subscription revenue increased for the three and six months ended June 30, 2016 primarily due to a higher average revenue per site (which we refer to as ARPU), offset by lower average site count when compared to the same periods in 2015. During the three and six months ended June 30, 2016, equipment lease revenue recognized under sales-type lease arrangements decreased due to fewer installations of our BEOND platform for certain customers under sales-type lease arrangements when compared to the same periods in 2015. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment that we lease) is recognized when we lease BEOND equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. We expect the amount of equipment lease revenue to continue to decrease because the number of customers that have not converted from our legacy product line to the BEOND tablet platform with which we enter into sales-type lease arrangements has decreased. Other revenue increased for the three and six months ended June 30, 2016 due primarily to an increase in our live hosted trivia events and other miscellaneous revenue, offset by a decrease in our revenue from pay-to-play arcade, which we began redeploying during the second quarter of 2016.

At June 30, 2016, we had 2,859 network subscribers, compared to 2,942 at June 30, 2015 and 2,903 at March 31, 2016. The geographic breakdown of our network subscribers is as follows:

	Network Subscribers as of June 30,
	2016	2015
United States	2,697	2,766
Canada	162	176
Total	2,859	2,942

We continue to anticipate site count to fluctuate quarter-to-quarter as there are many factors affecting overall growth, including attrition on the Classic platform, shorter contract terms in the independent market and the negative impact of the hardware used in our second generation tablet platform.

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the three and six months ended June 30, 2016 and 2015 is shown in the table below:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues	$5,407,000	$6,193,000	$10,889,000	$11,919,000
Direct Costs	1,840,000	3,379,000	3,876,000	6,028,000
Gross Margin	$3,567,000	$2,814,000	$7,013,000	$5,891,000

Gross Margin Percentage	66%	45%	64%	49%

Direct costs decreased 46% and 36% for the three and six months ended June 30, 2016, respectively, primarily due to decreased equipment expense of $1,418,000 and $2,116,000 for the three and six months ended June 30, 2016, respectively, as a result of fewer installations of our BEOND platform for certain customers under sales-type lease arrangements as well as less scrap and repair expense related to the BEOND platform when compared to the same periods in 2015.

During 2015, due to our design and manufacturing process problems with the second generation tablet platform, we re-evaluated the strategy of managing the manufacture, design and supply chain in-house. Also during 2015, and as part of our re-evaluation, we out-sourced the supply-chain management and manufacturing of certain equipment related to our third generation BEOND tablet platform. The primary reasons for doing so were to reduce cost and exposure to repair and maintenance expense related to, and to increase the long-term stability of the quality of, such equipment. In the fourth quarter of 2015, we began deploying the third generation platform, and during the three and six months ended June 30, 2016, we are recognizing a direct positive impact to our gross margins.

We may continue to experience challenges with our tablet platform equipment, and as a result, we may be required to recognize additional scrap and repair expense in the future.

Operating Expenses

	For the three months ended June 30,			For the six months ended June 30,
	2016	2015	Change	2016	2015	Change
Selling, general and administrative	$4,153,000	$4,868,000	$(715,000)	$8,353,000	$10,030,000	$(1,677,000)
Impairment of capitalized software	$-	$295,000	$(295,000)	$-	$295,000	$(295,000)
Depreciation and amortization (non-direct)	$110,000	$123,000	$(13,000)	$224,000	$244,000	$(20,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2016 was primarily due to lower headcount when compared to the same periods in 2015, reflecting a reduction of approximately $785,000 and $1,390,000 in payroll and related expenses, respectively. The decrease was also due to a reduction in marketing expenses of approximately $49,000 and $379,000 for the three and six months ended June 30, 2016, respectively, primarily related to market research activities that occurred during the 2015 periods, which were not repeated during the 2016 periods. These decreases were offset by increased hardware and software expenses of $102,000 and $120,000 for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015.

Impairment of Capitalized software

Impairment of capitalized software for the three and six months ended June 30, 2015 was the result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended. There were no such impairment charges recognized for the three and six months ended June 30, 2016.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense for the three and six months ended June 30, 2016 compared to the same periods in 2015 is primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing with new assets.

Other Expense, Net

	For the three months ended June 30,			For the six months ended June 30,
	2016	2015	Increase in expense, net	2016	2015	Increase in expense, net
Total other expense, net	$(149,000)	$(139,000)	$(10,000)	$(303,000)	$(182,000)	$(121,000)

The increase in total other expense, net for the three and six months ended June 30, 2016 compared to the same period in 2015 is primarily due to changes in foreign currency exchange gains and losses related to the operations of our Canadian subsidiary, as well as reductions in miscellaneous other income when compared to the same periods in 2015.

Income Taxes

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Provision for income taxes	$(5,000)	$(14,000)	$(24,000)	$(28,000)

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

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the three and six months ended June 30, 2016 and 2015 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended June 30,		For the Six months ended June 30,
	2016	2015	2016	2015
Net loss per GAAP	$(850,000)	$(2,625,000)	$(1,891,000)	$(4,888,000)
Interest expense, net	153,000	182,000	280,000	284,000
Income tax provision	5,000	14,000	24,000	28,000
Depreciation and amortization	730,000	720,000	1,487,000	1,421,000
EBITDA	38,000	(1,709,000)	(100,000)	(3,155,000)

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had cash and cash equivalents of $3,571,000 compared to cash and cash equivalents of $3,223,000 as of December 31, 2015.

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

Working Capital

As of June 30, 2016, we had working capital (current assets in excess of current liabilities) of $1,642,000 compared to working capital of $3,988,000 as of December 31, 2015. The following table shows the change in our working capital from December 31, 2015 to June 30, 2016.

Increase (Decrease)
Working capital as of December 31, 2015	$3,988,000
Changes in current assets:
Cash and cash equivalents	348,000
Accounts receivable, net of allowance	(278,000)
Site equipment to be installed	(1,005,000)
Prepaid expenses and other current assets	49,000
Change in total current assets	(886,000)
Changes in current liabilities:
Accounts payable	168,000
Accrued compensation	(203,000)
Accrued expenses	(141,000)
Sales taxes payable	(78,000)
Income taxes payable	(9,000)
Current portion of long-term debt	1,942,000
Current portion of obligations under capital leases	(3,000)
Deferred revenue	139,000
Other current liabilities	(355,000)
Change in total current liabilities	1,460,000
Net change in working capital	(2,346,000)
Working capital as of June 30, 2016	$1,642,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the six months ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$13,000	$(1,135,000)
Investing activities	(466,000)	(815,000)
Financing activities	748,000	204,000
Effect of exchange rates	53,000	(48,000)
Net increase (decrease) in cash and cash equivalents	$348,000	$(1,794,000)

Net cash provided by (used in) operating activities. The $1,148,000 change in cash provided by operating activities was due to a decrease in net loss of $2,219,000, after giving effect to adjustments made for non-cash transactions, offset by a decrease in cash provided by operating assets and liabilities of $1,071,000 during the six months ended June, 2016 compared to the same period in 2015, primarily related to a large past-due receivable payment being received in the first quarter of 2015.

Our inventory levels of site equipment to be installed decreased to $2,985,000 as of June 30, 2016, from $3,990,000 as of December 31, 2015, reflecting released product as part of our conversion of existing sites to the BEOND platform. Since we are supporting multiple generations of the BEOND tablet platforms, we have seen an increase in the complexity of our supply chain. We anticipate this complexity will remain with us for the 2016 fiscal year and thus will affect retaining a higher level of inventory for site equipment to be installed.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $827,000 to $5,376,000 for the three months ended June 30, 2016 from $6,203,000 during the same period in 2015 due to lower headcount.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $2,037,000 to $11,831,000 for the six months ended June 30, 2016 from $13,868,000 during the same period in 2015. This decrease was primarily a result of receiving a large past-due receivable during the six months ended June 30, 2015, and to a lesser extent, decreased revenue during the six months ended June 30, 2016 when compared to the same period in 2015.

Net cash used in investing activities. The $349,000 decrease in cash used in investing activities was primarily due to a decrease in capital expenditures and software development expenditures.

Net cash provided by financing activities. Cash provided by financing activities increased by approximately $544,000. During 2016, we made fewer payments on our long-term debt, but also received fewer proceeds from long-term debt when compared to the same period in the prior year.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, Item IA of Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, and all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 or our Quarterly Report on form 10-Q for the three months ended March 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description	Incorporated By Reference
3.1	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation	Exhibit to Form 8-K filed on June 17, 2016

3.3	Bylaws of the Company, as amended	Exhibit to Form 10-K filed on March 26, 2008

4.1	Form of Certificate of Common Stock of NTN Buzztime, Inc.	Exhibit to Form 8-K filed on June 17, 2016

10.1*	Employment off letter, dated May 2, 2016, by and between NTN Buzztime, Inc. and David Miller.	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

*	Management Contract or Compensatory Plan

#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: August 4, 2016	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer and Executive Vice President
(on behalf of the Registrant, and as its Principal Financial Officer)

