Form 10-Q
period 2016-09-30
NTN BUZZTIME INC
filed 2016-11-09
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 8, 2016 the registrant had outstanding 2,260,668 shares of common stock, $.005 par value per share.

NTN BUZZTIME, INC. AND SUBSIDIARIES

FORM 10-Q

PART I

Item 1.Financial Statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,016	$3,223
Accounts receivable, net of allowances of $303 and $266, respectively	898	919
Site equipment to be installed	2,912	3,990
Prepaid expenses and other current assets	935	978
Total current assets	7,761	9,110
Fixed assets, net	3,467	3,915
Software development costs, net of accumulated amortization of $2,555 and $2,381, respectively	1,021	943
Deferred costs	1,048	1,328
Goodwill	959	909
Intangible assets, net	42	79
Other assets	100	124
Total assets	$14,398	$16,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$430	$211
Accrued compensation	788	1,024
Accrued expenses	529	670
Sales taxes payable	155	192
Income taxes payable	11	22
Current portion of long-term debt (Note 5)	2,917	1,072
Current portion of obligations under capital leases	136	78
Deferred revenue	1,379	1,214
Other current liabilities	215	639
Total current liabilities	6,560	5,122
Long-term debt	5,068	6,366
Long-term obligations under capital leases	295	138
Deferred revenue, excluding current portion	262	393
Deferred rent	415	541
Other liabilities	4	-
Total liabilities	12,604	12,560
Commitments and contingencies

Shareholders’ Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at September 30, 2016 and December 31, 2015	1	1
Common stock, $.005 par value, 168,000 shares authorized at September 30, 2016 and December 31, 2015; 1,849 shares issued and outstanding at September 30, 2016 and December 31, 2015 (Note 2)	9	9
Treasury stock, at cost, 10 shares at June 30, 2016 and December 31, 2015	(456)	(456)
Additional paid-in capital	129,537	129,209
Accumulated deficit	(127,559)	(125,087)
Accumulated other comprehensive income (Note 6)	262	172
Total shareholders’ equity	1,794	3,848
Total liabilities and shareholders’ equity	$14,398	$16,408

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Subscription revenue	$4,378	$4,268	$13,107	$12,670
Sales-type lease revenue	142	984	839	3,075
Other revenue	923	827	2,386	2,253
Total Revenue	5,443	6,079	16,332	17,998
Operating expenses:
Direct operating costs (includes depreciation and amortization of $601 and $630 for the three months ended September 30, 2016 and 2015, respectively, and $1,864 and $1,807 for the nine months ended September 30, 2016 and 2015, respectively)	1,747	3,196	5,623	9,224
Selling, general and administrative	4,007	4,076	12,360	14,106
Impairment of capitalized software	-	-	-	295
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	103	121	327	365
Total operating expenses	5,857	7,393	18,310	23,990
Operating loss	(414)	(1,314)	(1,978)	(5,992)
Other expense, net	(152)	(49)	(455)	(231)
Loss before income taxes	(566)	(1,363)	(2,433)	(6,223)
Provision for income taxes	(7)	15	(31)	(13)
Net loss	$(573)	$(1,348)	$(2,464)	$(6,236)

Net loss per common share - basic and diluted	$(0.31)	$(0.73)	$(1.34)	$(3.39)

Weighted average shares outstanding - basic and diluted (Note 3)	1,839	1,838	1,839	1,838

Comprehensive loss
Net loss	$(573)	$(1,348)	$(2,464)	$(6,236)
Foreign currency translation adjustment	(25)	(140)	90	(251)
Total comprehensive loss	$(598)	$(1,488)	$(2,374)	$(6,487)

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(2,464)	$(6,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,191	2,172
Provision for doubtful accounts	67	(2)
Excess and obsolete site equipment to be installed expense	38	680
Stock-based compensation	331	341
Amortization of debit issuance costs	27	11
Issuance of common stock to consultant in lieu of cash payment	-	1
Impairment of capitalized software	-	295
Loss from disposition of equipment	16	28
Changes in assets and liabilities:
Accounts receivable	(46)	1,610
Site equipment to be installed	26	(403)
Prepaid expenses and other assets	224	(263)
Accounts payable and accrued liabilities	(194)	(51)
Income taxes payable	(12)	(57)
Deferred costs	281	(252)
Deferred revenue	36	183
Deferred rent	(125)	(112)
Other liabilities	(424)	(168)
Net cash used in operating activities	(28)	(2,223)
Cash flows used in investing activities:
Capital expenditures	(306)	(781)
Software development expenditures	(378)	(520)
Proceeds from the sale of equipment	-	9
Net cash used in investing activities	(684)	(1,292)
Cash flows provided by financing activities:
Principal payments on capital lease	(63)	(39)
Proceeds from long-term debt	2,114	5,638
Payments on long-term debt	(1,568)	(4,396)
Debt issuance costs on long-term debt	(8)	(81)
Payments to cashed-out stockholders in connection with reverse/forward stock split (Note 2)	(3)	-
Payment of preferred stockholders dividends	(8)	-
Proceeds from exercise of stock options	-	1
Net cash provided by financing activities	464	1,123
Net decrease in cash and cash equivalents	(248)	(2,392)
Effect of exchange rate on cash	41	(115)
Cash and cash equivalents at beginning of year	3,223	7,185
Cash and cash equivalents at end of year	$3,016	$4,678
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$357	$311
Income taxes	$45	$68
Supplemental disclosure of non-cash investing and financing activities:
Site equipment transferred to fixed assets	$1,087	$1,055
Site equipment transferred to other current assets	$176	$-
Equipment acquired under capital lease	$279	$177
Issuance of common stock in lieu of payment of preferred dividends	$-	$8

See accompanying notes to unaudited condensed consolidated financial statements.

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)     BASIS OF PRESENTATION

Description of Business

NTN Buzztime, Inc. (the “Company”) delivers interactive entertainment and innovative dining technology to bars and restaurants in North America. Customers license the Company’s customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, nationwide competitions, and by offering self-service dining features including dynamic menus, touchscreen ordering and secure payment. The Company’s platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences. Built on an extended network platform, the Company’s interactive entertainment system has historically allowed multiple players to interact at the venue, and now also enables competition between venues, referred to as massively multiplayer gaming. The Company’s current platform, which it refers to as Buzztime Entertainment On Demand, or BEOND, was first introduced as a pilot program in December 2012, was expanded commercially during 2013, and the expansion was scaled during 2014. The Company continues to enhance its network architecture and the BEOND tablet platform and player engagement paradigms. The Company also continues to support its legacy network product line, which it refers to as Classic.

The Company currently generates revenue by charging subscription fees for its service to its network subscribers, by leasing equipment (including tablets used in its BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, and by selling advertising aired on in-venue screens and as part of customized games. In 2014, the Company began offering pay-to-play premium content to certain customers, such as paid arcade. During the second quarter of 2015, the Company made a strategic change in its premium content model by making arcade available on both a free-to-consumer (in exchange for an increased subscription fee) and pay-to-play basis. This change required the Company to delay the general availability of pay-to-play arcade as it retooled its content, workflow and positioning. As a result, during 2015, the Company generated additional subscription fee revenue from those venues offering free-to-consumer arcade. The Company began rolling out the new pay-to-play arcade during the second quarter of 2016. At September 30, 2016, 2,848 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which approximately 69% were using the BEOND tablet platform.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015. The accompanying condensed balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2016, or any other period.

Reclassifications

The Company reclassified the condensed consolidated statement of cash flows for the nine months ended September 30, 2015 to conform to the 2016 presentation. Reclassifications had no impact on net loss or cash flows.

(2)     REVERSE/FORWARD SPLIT OF COMMON STOCK

At the Company’s annual meeting of stockholders held on June 3, 2016, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to give effect to, first, a reverse split of the Company’s outstanding common stock at an exchange ratio of 1-for-100 and, then, immediately following such reverse split, a forward split of its outstanding common stock at a ratio that is not less than 2-for-1 nor greater than 4-for-1, with the final ratio to be selected by the Company’s board of directors in its sole discretion. The board of directors set the final ratio of the forward split at 2-for-1. The Company refers to the reverse split and to the forward split, together, as the “reverse/forward split.”

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

The number of shares of the Company’s authorized common stock did not change in connection with the reverse/forward split. However, upon the effectiveness of the reverse/forward split, the number of authorized shares of the Company’s common stock that were not issued or outstanding increased due to the reduction in the number of shares of its common stock issued and outstanding as a result of the reverse/forward split.

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

(3)     Basic and Diluted Earnings Per Common Share

The Company computes basic and diluted earnings per common share in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 260, Earnings per Share. Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilution of securities that could share in the Company’s earnings. The total number of shares of the Company’s common stock subject to options, warrants, and convertible preferred stock that were excluded from computing diluted net loss per common share was approximately 455,000 and 430,000 shares (after taking into account the proportion adjustments as a result of the reverse/forward split described in Note 2) as of September 30, 2016 and 2015, respectively, as their effect was anti-dilutive.

(4)     STOCK-BASED COMPENSATION

All amounts reported below have been proportionately adjusted as a result of the reverse/forward split discussed in Note 2, when applicable.

The Company’s stock-based compensation plans include the NTN Buzztime, Inc. 2004 Performance Incentive Plan (the “2004 Plan”), the NTN Buzztime, Inc. Amended 2010 Performance Incentive Plan (the “Amended 2010 Plan”) and the NTN Buzztime, Inc. 2014 Inducement Plan (the “2014 Plan”). The 2004 Plan expired in September 2009. From and after the date it expired, no awards could be granted under that plan and all awards that had been granted under that plan before it expired are governed by that plan until they are exercised or expire in accordance with that plan’s terms. The Amended 2010 Plan provides for the grant of up to 240,000 share-based awards and expires in February 2020. As of September 30, 2016, approximately 127,000 share-based awards were available to be issued under the Amended 2010 Plan. The 2014 Plan, which provides for the grant of up to 85,000 share-based awards to a new employee as an inducement material to the new employee entering into employment with the Company, was approved by the nominating and corporate governance/compensation committee of the Company’s board of directors (the “Committee”) in September 2014 in connection with the appointment of Ram Krishnan as the Company’s Chief Executive Officer. As of September 30, 2016, there were no share-based awards available to be granted under the 2014 Plan. The Company’s stock-based compensation plans are administered by the Committee, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures, if any, and other provisions of the award.

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

The following weighted-average assumptions were used for stock option grants issued during the three months ended September 30, 2015 and the nine months ended September 30, 2016 and 2015 under the ASC No. 718 requirements. There were no stock option grants during the three months ended September 30, 2016.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Weighted average risk-free rate	--	1.27%	1.20%	1.18%
Weighted average volatility	--	105.50%	111.02%	82.51%
Dividend yield	--	0.00%	0.00%	0.00%
Expected life	--	5.15 years	6.17 years	4. 3 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for the three months ended September 30, 2016 and 2015 was $108,000 and $123,000, respectively, and $331,000 and $341,000 for the nine months ended September 30, 2016 and 2015, respectively, and is expensed in selling, general and administrative expenses and credited to additional paid-in-capital. The Company granted stock options to purchase approximately 200 shares of common stock during the three months ended September 30, 2015 and stock options to purchase approximately 35,000 and 42,000 shares of common stock during the nine months ended September 30, 2016 and 2015, respectively. The Company did not grant any stock options during the three months ended September 30, 2016.

Stock options issued under all of the Company’s stock-based compensation plans may be exercised on a net-exercise arrangement, where shares of common stock equal to the value of the amount of the exercise price of the stock options being exercised are withheld as payment of the exercise price instead of cash. During the three and nine months ended September 30, 2016, there were no stock options exercised. There were also no stock options exercised during the three months ended September 30, 2015. For the nine months ended September 30, 2015, approximately 1,600 shares of common stock were exercised under net-exercise arrangements, and approximately 1,200 shares of common stock were issued. Also during the nine months ended September 30, 2015, the Company received approximately $1,000 in cash for the exercise of options to purchase approximately 40 shares of common stock. The total intrinsic value of all options exercised during the nine months ended September 30, 2015 was approximately $7,000.

(5)     DEBT

Revolving Line of Credit

In April 2015, the Company entered into a loan and security agreement (the “Original Loan Agreement”) with East West Bank (the “Lender”), pursuant to which, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of (a) $7,500,000, which is referred to as the revolving line, or (b) an amount equal to its borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. So long as there is no event of default, the Company may make a one-time request to increase the revolving line by up to $2,500,000, which the Lender may accept or decline. In March 2016, the Company and the Lender entered into an amendment (the “Amendment”) to the Original Loan Agreement. The Original Loan Agreement as amended by the Amendment is referred to as the “Amended Loan Agreement.” Under the Amended Loan Agreement, through March 31, 2017, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of (a) the revolving line (or $7,500,000) or (b) the sum of $2,000,000 (which the Company refers to as the “sublimit”) plus the amount equal to the Company’s borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. On March 31, 2017, the sublimit becomes zero. If the aggregate amount of advances as of March 31, 2017 exceeds the lesser of the revolving line or the amount equal to the Company’s borrowing base, then it must pay the Lender the amount of such excess.

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

In addition, under the Amended Loan Agreement, the Company is required to meet a minimum adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) target and churn rate targets, in each case, as specified in the Amended Loan Agreement. Adjusted EBITDA is the sum (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expenses, plus (f) other non-cash expenses and charges, plus (g) to the extent approved by the Lender, other one-time charges, plus (h) to the extent approved by the Lender, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business. Under the Original Loan Agreement, the Adjusted EBITDA target was measured as of the last day of each fiscal quarter with respect to the immediately prior six-month period. Under the Amended Loan Agreement, the Adjusted EBITDA target is measured as of the last day of each fiscal quarter with respect to the immediately prior three-month period. The churn rate targets, which were unchanged in the Amendment, are measured on a monthly and trailing three-month basis. The Company met the Adjusted EBITDA and the trailing three-month churn rate targets as of the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016. The Company also met the churn rate targets on a monthly basis during the quarter ended June 30, 2016 and September 30, 2016. During the quarter ended March 31, 2016, the Company did not meet the monthly churn rate target for the month ended January 31, 2016, which constituted an event of default under the Original Loan Agreement, however, the Lender waived that event of default.

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

As of September 30, 2016, the Company requested and received advances in the aggregate of $6,500,000, all of which were advanced at the LIBOR rate plus the applicable margin with a three-month interest period. Each time the interest period expired on these advances, the Company elected to renew the advance at the LIBOR rate plus the applicable margin with a three-month interest period. Prior to the Amendment, the interest rate on advances ranged from 4.313% to 4.688% per annum. The interest rate on advances since the Amendment have ranged from 6.125% to 6.375% per annum. As of September 30, 2016, $6,500,000 remained outstanding under this credit facility, of which, $2,000,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. The Company had approximately $139,000 available to borrow as of September 30, 2016 based on its borrowing base calculated as of that date. The Company used approximately $3,381,000 of the total amount borrowed under this credit facility to pay down existing indebtedness that was owed to an equipment lender (see “—Equipment Notes Payable,” below). Under the Amended Loan Agreement, the amount that the Company may owe under its current credit facility with that equipment lender is not limited to any specified amount, however, as discussed below, as of September 30, 2016, the Company has borrowed the maximum amount available under that credit facility (see “—Equipment Notes Payable,” below). In addition, with the Lender’s consent, the Company may incur additional indebtedness with other equipment lenders of up to $2,000,000 in the aggregate for equipment financing.

Pursuant to the Amended Loan Agreement, the Company continues to grant and pledge to the Lender a first-priority security interest in all the Company’s existing and future personal property.

The Company has paid $37,500 to the Lender as a facility fee at the time of closing in April 2014 and approximately $8,000 for fees associated with the Amendment. An additional facility fee (equal to the product of (x) 0.50% of the increase in the revolving line times (y) the quotient of the number of days remaining between the effective date of such increase and December 31, 2017, divided by 1,095) will be due if the revolving line is increased pursuant to the Company’s request. The Company also pays an unused line fee equal to 0.50% per year of the difference between the amount of the revolving line as in effect from time to time and the average monthly balance in each month, which is payable monthly in arrears. The average monthly balance is calculated by adding the ending outstanding balance under the revolving line for each day in the month divided by the number of days in the month.

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow funds to purchase certain equipment. Initially, the maximum amount the Company could borrow under this financing arrangement was $500,000. Over time, the lender increased that maximum amount, and as of September 30, 2016, the maximum amount was $9,302,000, all of which has been borrowed.

In April 2015, the Company used approximately $3,381,000 of the proceeds received from the East West Bank credit facility to pay down a portion of the principal amount the Company had borrowed under this financing arrangement, accrued interest and a prepayment fee. As of September 30, 2016, approximately $1,485,000 of principal remained outstanding under this financing arrangement, of which, $917,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet.

The Company was able to borrow up to the maximum amount available under this financing arrangement in tranches as needed. Each tranche borrowed through August 2015 incurred interest at 8.32% per annum; the interest for tranches borrowed thereafter was reduced to 7.75% per annum. With respect to the first $1,000,000 in the aggregate borrowed, principal and interest payments are due in 36 equal monthly installments. With respect to amounts borrowed in excess of the first $1,000,000 in the aggregate, the first monthly payment will be equal to 24% of the principal amount outstanding, and the remaining principal and interest due is payable in 35 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed. As a result of the Amended Loan Agreement with East West Bank, this equipment lender entered into a subordination agreement with East West Bank.

(6)     ACCUMULATED OTHER COMPREHENSIVE INCOME

The United States dollar is the Company’s functional currency, except for its operations in Canada where the functional currency is the Canadian dollar. The financial position and results of operations of the Company’s foreign subsidiaries are measured using the foreign subsidiary’s local currency as the functional currency. In accordance with ASC No. 830, Foreign Currency Matters, revenues and expenses of the Company’s foreign subsidiaries have been translated into U.S. dollars at weighted average exchange rates prevailing during the period, and the assets and liabilities of such subsidiaries have been translated at the period end exchange rate. Accumulated other comprehensive income includes the accumulated gains or losses from these foreign currency translation adjustments. As of September 30, 2016 and December 31, 2015, $262,000 and $172,000 of foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

(7)     RECENT ACCOUNTING PRONOUNCEMENTS

Management has considered all recent accounting pronouncements issued since the last audit of the Company’s consolidated financial statements, and believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

(8)     CONCENTRATIONS OF RISK

Significant Customer

For the three months ended September 30, 2016 and 2015, the Company generated approximately $2,047,000 and $2,708,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 38% and 45% of total revenue for those periods, respectively. For the nine months ended September 30, 2016 and 2015, the Company generated approximately $6,512,000 and $8,008,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 40% and 44% of total revenue for those periods, respectively. As of September 30, 2016 and December 31, 2015, approximately $181,000 and $172,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

(9)     SUBSEQUENT EVENT

On November 1, 2016, the Company entered into a subscription agreement with certain investors relating to the issuance and sale of shares of the Company’s common stock at a purchase price of $6.64 per share, which was the closing price of its common stock on October 31, 2016. The offering closed on November 4, 2016. The Company sold 412,071 shares of its common stock and received net proceeds of approximately $2.7 million, after deducting estimated offering expenses.

The Company intends to use the net proceeds of the offering for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of its strategic priorities.

The terms of the offering were approved by a committee of the Company’s board of directors comprised solely of independent directors, none of whom invested in the offering. The Company’s board of directors gave that committee the power and authority to direct the process and procedures related to the review and evaluation of possible offerings, including the authority to determine not to proceed with any particular offering, to review, evaluate and negotiate, or designate officers of the Company to review, evaluate and negotiate, the terms of one or more offerings, and to authorize and approve one or more offerings and its terms. The investors in the offering included certain existing stockholders and the Company’s chief executive officer, chief financial officer and senior vice president marketing, Ram Krishnan, Allen Wolff and Dave Miller, respectively.

The shares were offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration Statement No. 333-193012) filed with the Securities and Exchange Commission on December 20, 2013 and declared effective by the SEC on January 9, 2014, and the base prospectus included therein, as supplemented by a prospectus supplement filed with the SEC in connection with the takedown relating to the offering.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated herein by reference, if any, contain “forward-looking statements” – that is statements related to future events, results, performance, prospects and opportunities, including statements related to our strategic plans and targets, revenue generation, product availability and offerings, capital needs, capital expenditures, industry trends and our financial position. Forward-looking statements are based on information currently available to us, on our current expectations, estimates, forecasts, and projections about the industries in which we operate and on the beliefs and assumptions of management. Forward looking statements often contain words such as “expects,” “anticipates,” “could,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “would,” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our business, and other characterizations of future events or circumstances, are forward-looking statements. Forward-looking statements by their nature address matters that are, to different degrees, subject to risks and uncertainties that could cause actual results to differ materially and adversely from those expressed in any forward-looking statements. For us, particular factors that might cause or contribute to such differences include (1) our ability to compete effectively within the highly competitive interactive games, entertainment and marketing services industries, (2) the impact of new products and technological change, especially in the mobile and wireless markets, on our operations and competitiveness, (3) our ability to maintain or improve our relationship with Buffalo Wild Wings, who together with its franchisees accounted for a significant portion of our revenues, (4) our ability to maintain an adequate supply of the tablet and related equipment used in our BEOND product line, (5) our ability to adequately protect our proprietary rights and intellectual property, (6) our ability to raise additional funds in the future on favorable terms; we have borrowed substantially all amounts available to us under existing credit facilities and, subject to limited exceptions, our loan and security agreement with East West Bank prohibits us from borrowing additional amounts from other lenders, (7) our ability to significantly grow our subscription revenue and implement our other business strategies, (8) our ability to successfully and efficiently manage the design, manufacturing and assembly process of our BEOND tablet platform and (9) the other risks and uncertainties described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and described in other documents we file from time to time with the Securities and Exchange Commission, or SEC, including this report and our other Quarterly Reports on Form 10-Q. Readers are urged not to place undue reliance on the forward-looking statements contained in this report or incorporated by reference herein, which speak only as of the date of this report. Except as required by law, we do not undertake any obligation to revise or update any such forward-looking statement to reflect future events or circumstances.

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

INTRODUCTION

Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying unaudited condensed consolidated financial statements and notes, included in Item 1 of this Quarterly Report on Form 10-Q, to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Our discussion is organized as follows:

●	Overview and Highlights. This section provides a general description of our business and significant events and transactions that we believe are important in understanding our financial condition and results of operations.

●	Critical Accounting Policies. This section provides a listing of our significant accounting policies, including any material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2016 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

●	Results of Operations. This section provides an analysis of our results of operations presented in the accompanying unaudited condensed consolidated statements of operations by comparing the results for the three and nine months ended September 30, 2016 to the results for the three and nine months ended September 30, 2015.

●	Liquidity and Capital Resources. This section provides an analysis of our historical cash flows, as well as our future capital requirements.

OVERVIEW AND HIGHLIGHTS

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative dining technology to bars and restaurants in North America. Our customers license our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and arcade games, nationwide competitions, and by offering self-service dining features including dynamic menus, touchscreen ordering and secure payment. Our platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences. Built on an extended network platform, our interactive entertainment system has historically allowed multiple players to interact at the venue, and now also enables competition between venues, referred to as massively multiplayer gaming. Our current tablet platform, which we refer to as Buzztime Entertainment On Demand, or BEOND, was first introduced as a pilot program in December 2012, was expanded commercially during 2013, and the expansion was scaled during 2014. We continue to enhance our network architecture and the BEOND tablet platform and player engagement paradigms. We also continue to support our legacy network product line, which we refer to as Classic.

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

Over 115 million games were played on our network during 2015, and as of September 30, 2016, approximately 50% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Old Chicago, Beef O’Brady’s, Buffalo Wings & Rings, Native New Yorker, Houlihans, Boston Pizza, and Arooga’s.

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

Recent Developments

Registered Direct Offering

On November 1, 2016, we entered into a subscription agreement with certain investors for the sale of shares of our common stock at a purchase price of $6.64 per share, which was the closing price of our common stock on October 31, 2016. The offering closed on November 4, 2016. We sold 412,071 shares of our common stock and received net proceeds of approximately $2.7 million, after deducting estimated offering expenses.

We intend to use the net proceeds of the offering for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities.

The terms of the offering were approved by a committee of our board of directors comprised solely of independent directors, none of whom invested in the offering. Our board of directors gave that committee the power and authority to direct the process and procedures related to the review and evaluation of possible offerings, including the authority to determine not to proceed with any particular offering, to review, evaluate and negotiate, or designate our officers to review, evaluate and negotiate, the terms of one or more offerings, and to authorize and approve one or more offerings and its terms. The investors in the offering included certain existing stockholders and our chief executive officer, chief financial officer and senior vice president marketing, Ram Krishnan, Allen Wolff and Dave Miller, respectively.

The shares were offered and sold pursuant to our effective shelf registration statement on Form S-3 (Registration Statement No. 333-193012) filed with the Securities and Exchange Commission on December 20, 2013 and declared effective by the SEC on January 9, 2014, and the base prospectus included therein, as supplemented by a prospectus supplement filed with the SEC in connection with the takedown relating to the offering.

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

In April 2016, as previously reported, we received a second letter from NYSE Regulation stating that we are not in compliance with Section 1003(a)(ii) of the Company Guide because we reported stockholders’ equity of less than $4 million as of December 31, 2015 and had net losses in three of our four most recent fiscal years ended December 31, 2015. As a result, we continue to be subject to the procedures and requirements of Section 1009 of the Company Guide. Because this instance of noncompliance is in addition to our noncompliance with Section 1003(a)(iii) of the Company Guide discussed above, we were not required to submit a new compliance plan.

Under Section 1003(a)(i) of the Company Guide, the NYSE MKT will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $2 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. We had net losses in two of our three most recent fiscal years ended December 31, 2015. Our stockholders’ equity at September 30, 2016 was less than $2,000,000, and accordingly, we were below compliance with Section 1003(a)(i), as well. As of November 10, 2016, we have not received a letter from the NYSE Regulation regarding non-compliance with Section 1003(a)(i). As was the case when we fell out of compliance with Section 1003(a)(ii), we expect to receive such a letter, however, because this instance of noncompliance is in addition to our noncompliance with Section 1003(a)(iii) and Section 1003(a)(ii), we do not expect to be required to submit a new compliance plan.

The listing of our common stock on the NYSE MKT is being continued during the plan period pursuant to an extension. The NYSE Regulation staff reviews us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with the listing requirements with which we are currently not in compliance by May 13, 2017 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. We have continued to make progress consistent with our plan during the plan period. Raising capital in the offering discussed above is consistent with the initiatives outlined in our plan to regain compliance, however, the amount raised in that offering did not increase our stockholders’ equity to the amount required to regain compliance with all of the listing requirements in Section 1003(a). Our Stockholders’ equity at September 30, 2016 was approximately $1.8 million; we raised approximately $2.7 million in the offering. We are continuing to explore options to address our non-compliance, including by raising additional capital through additional equity financings.

Our Strategy and Current Highlights

Below is a discussion of our strategy and highlights of current accomplishments and milestones achieved during 2016:

Scale digital menu and payment functionality. We are heavily focused on delivering digital menu and payment functionality on the tablet platform, which we believe will improve the operational and marketing value of our product offering. After ensuring our tablet met the Payment Card Industry, or PCI, compliance standards applicable to our platform, we launched a digital menu and payment functionality pilot test at Buffalo Wild Wings at 15 sites, which was completed on October 2, 2016. With the pilot over, we are now in discussions on next steps with Buffalo Wild Wings regarding our relationship. We and the other market test solution have submitted initial proposals to Buffalo Wild Wings and we expect a decision from Buffalo Wild Wings by early January 2017. A successful pilot will help us deliver an enhanced guest experience and provide a national reference for other chain customers in our sales pipeline that are also looking for this same functionality.

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

Improve value and price for our “independent” customers. We are focused on increasing the value of our offering by improving game content and reducing the BEOND tablet platform cost to attract and retain quality independent customers. We entered into a promotional partnership centered around our game content with the Washington Redskins, and our work with other partnerships, such as FanDuel and Fandango, continue to evolve. Each of these partnerships are each tied to driving guest traffic at our customer’s venues, increasing the guest community and improving loyalty.

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three and nine months ended September 30, 2016 from those described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015

We generated a net loss of $573,000 and $2,464,000 for the three and nine months ended September 30, 2016, respectively, compared to a net loss of $1,348,000 and $6,236,000 for the three and nine months ended September 30, 2015, respectively.

Revenue

The tables below summarize the type of revenue we generated for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016		2015
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	4,378,000	80.4%	4,268,000	70.2%	110,000	2.6%
Sales-type lease revenue	142,000	2.6%	984,000	16.2%	(842,000)	-85.6%
Other revenue	923,000	17.0%	827,000	13.6%	96,000	11.6%
Total	5,443,000	100.0%	6,079,000	100.0%	(636,000)	-10.5%

	Nine months ended September 30,
	2016		2015
	$	% of Total Revenue	$	% of Total Revenue	$ Change	% Change
Subscription revenue	13,107,000	80.3%	12,670,000	70.4%	437,000	3.4%
Sales-type lease revenue	839,000	5.1%	3,075,000	17.1%	(2,236,000)	-72.7%
Other revenue	2,386,000	14.6%	2,253,000	12.5%	133,000	5.9%
Total	16,332,000	100.0%	17,998,000	100.0%	(1,666,000)	-9.3%

Subscription revenue increased for the three and nine months ended September 30, 2016 primarily due to a higher average revenue per site (which we refer to as ARPU), offset by lower average site count when compared to the same periods in 2015. During the three and nine months ended September 30, 2016, equipment lease revenue recognized under sales-type lease arrangements decreased due to fewer installations of our BEOND platform for certain customers under sales-type lease arrangements when compared to the same periods in 2015. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment that we lease) is recognized when we lease BEOND equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. We expect the amount of equipment lease revenue to continue to decrease because a substantial number of the customers to whom we offer the sales-type lease arrangements have already converted from our legacy product line to the BEOND tablet platform. Other revenue increased for the three and nine months ended September 30, 2016 due primarily to an increase in advertising and other miscellaneous revenue, offset by a decrease in our revenue from pay-to-play arcade, which we began redeploying during the second quarter of 2016.

At September 30, 2016, we had 2,848 network subscribers, compared to 2,952 at September 30, 2015. The geographic breakdown of our network subscribers is as follows:

	Network Subscribers as of September 30,
	2016	2015
United States	2,687	2,782
Canada	161	170
Total	2,848	2,952

We continue to anticipate site count to fluctuate quarter-to-quarter as there are many factors affecting overall growth, including attrition on the Classic platform, shorter contract terms in the independent market and the negative impact of the hardware used in our second generation tablet platform.

Direct Costs and Gross Margin

A comparison of direct costs and gross margin for the three and nine months ended September 30, 2016 and 2015 is shown in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues	$5,443,000	$6,079,000	$16,332,000	$17,998,000
Direct Costs	1,747,000	3,196,000	5,623,000	9,224,000
Gross Margin	$3,696,000	$2,883,000	$10,709,000	$8,774,000

Gross Margin Percentage	68%	47%	66%	49%

Direct costs decreased 45% and 39% for the three and nine months ended September 30, 2016, respectively, primarily due to decreased equipment expense of $1,477,000 and $3,593,000 for the three and nine months ended September 30, 2016, respectively, as a result of fewer installations of our BEOND platform for certain customers under sales-type lease arrangements, a reduction in the cost of the BEOND platform equipment and reduced scrap and repair expense when compared to the same periods in 2015.

During 2015, due to our design and manufacturing process problems with the second generation tablet platform, we re-evaluated the strategy of managing the manufacture, design and supply chain in-house. Also during 2015, and as part of our re-evaluation, we outsourced the supply-chain management and manufacturing of certain equipment related to our third generation BEOND tablet platform. The primary reasons for doing so were to reduce costs and exposure to repair and maintenance expense related to, and to increase the long-term stability of the quality of, such equipment. In the fourth quarter of 2015, we began deploying the third generation platform, and during the three and nine months ended September 30, 2016, we are recognizing a direct positive impact to our gross margins.

We may continue to experience challenges with our tablet platform equipment, and as a result, we may be required to recognize additional scrap and repair expense in the future.

Operating Expenses

	For the three months ended September 30,			For the nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Selling, general and administrative	$4,007,000	$4,076,000	$(69,000)	$12,360,000	$14,106,000	$(1,746,000)

Impairment of capitalized software	$-	$-	$-	$-	$295,000	$(295,000)

Depreciation and amortization (non-direct)	$103,000	$121,000	$(18,000)	$327,000	$365,000	$(38,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the three months ended September 30, 2016 was primarily due to lower headcount when compared to the same period in 2015, resulting in an approximately $243,000 decrease in payroll and related expenses. This decrease was offset by increased marketing expenses of $94,000 and increased bad debt expense of $57,000 when compared to the same period in 2015. For the nine months ended September 30, 2016, the decrease in selling, general and administrative expenses when compared to the same period in 2015 was due primarily to lower headcount when compared to the same period in 2015, resulting in a $1,634,000 reduction in payroll and related expenses, and to a lesser extent to decreased marketing expenses of approximately $285,000. These decreases were offset by increased hardware and software expenses of $166,000 when compared to the same period in 2015.

Impairment of Capitalized software

Impairment of capitalized software for the nine months ended September 30, 2015 was the result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended.

Depreciation and Amortization Expense

The decrease in depreciation and amortization expense for the three and nine months ended September 30, 2016 compared to the same periods in 2015 is primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing with new assets.

Other Expense, Net

	For the three months ended September 30,		Increase in	For the nine months ended September 30,		Increase in
	2016	2015	expense, net	2016	2015	expense, net
Total other expense, net	$(152,000)	$(49,000)	$(103,000)	$(455,000)	$(231,000)	$(224,000)

The increase in total other expense, net for the three and nine months ended September 30, 2016 compared to the same period in 2015 is primarily due to increased interest expense as a result of an increased amount of outstanding debt as well as changes in foreign currency exchange gains and losses related to the operations of our Canadian subsidiary.

Income Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
(Provision) benefit for income taxes	$(7,000)	$15,000	$(31,000)	$(13,000)

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

Non-GAAP Financial Measure - EBITDA—Consolidated Operations

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

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the three and nine months ended September 30, 2016 and 2015 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net loss per GAAP	$(573,000)	$(1,348,000)	$(2,464,000)	$(6,236,000)
Interest expense, net	150,000	86,000	430,000	370,000
Income tax (provision) benefit	7,000	(15,000)	31,000	13,000
Depreciation and amortization	704,000	751,000	2,191,000	2,172,000
EBITDA	288,000	(526,000)	188,000	(3,681,000)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had cash and cash equivalents of $3,016,000 compared to cash and cash equivalents of $3,223,000 as of December 31, 2015.

On November 1, 2016, we entered into a subscription agreement with certain investors relating to sale of shares of our common stock at a purchase price of $6.64 per share, which was the closing price of our common stock on October 31, 2016. The offering closed on November 4, 2016. We sold 412,071 shares of our common stock and received net proceeds of approximately $2.7 million, after deducting estimated offering expenses. We intend to use the net proceeds of the offering for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities.

We believe our existing cash and cash equivalents, including the proceeds we received from the offering that closed on November 4, 2016, and the availability on our East West Bank credit facility will be sufficient to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months. In order to increase the likelihood that we will be able to successfully execute our operating and strategic plan and to position the company to better take advantage of market opportunities for growth, we are continuing to evaluate additional financing alternatives, including additional equity financings. If our cash and cash equivalents are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of September 30, 2016, we had working capital (current assets in excess of current liabilities) of $1,201,000 compared to working capital of $3,988,000 as of December 31, 2015. The following table shows the change in our working capital from December 31, 2015 to September 30, 2016.

Increase (Decrease)
Working capital as of December 31, 2015	$3,988,000
Changes in current assets:
Cash and cash equivalents	(207,000)
Accounts receivable, net of allowance	(21,000)
Site equipment to be installed	(1,078,000)
Prepaid expenses and other current assets	(43,000)
Change in total current assets	(1,349,000)
Changes in current liabilities:
Accounts payable	219,000
Accrued compensation	(236,000)
Accrued expenses	(141,000)
Sales taxes payable	(37,000)
Income taxes payable	(11,000)
Current portion of long-term debt	1,845,000
Current portion of obligations under capital leases	58,000
Deferred revenue	165,000
Other current liabilities	(424,000)
Change in total current liabilities	1,438,000
Net change in working capital	(2,787,000)
Working capital as of September 30, 2016	$1,201,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the nine months ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$(28,000)	$(2,223,000)
Investing activities	(684,000)	(1,292,000)
Financing activities	464,000	1,123,000
Effect of exchange rates	41,000	(115,000)
Net decrease in cash and cash equivalents	$(207,000)	$(2,507,000)

Net cash used in operating activities. The $2,195,000 reduction in cash used in operating activities was due to a decrease in net loss of $2,923,000, after giving effect to adjustments made for non-cash transactions, offset by a decrease in cash provided by operating assets and liabilities of $728,000 during the nine months ended September, 2016 compared to the same period in 2015, primarily related to a large past-due receivable payment being received in the first quarter of 2015.

Our inventory levels of site equipment to be installed decreased to $2,912,000 as of September 30, 2016, from $3,990,000 as of December 31, 2015, reflecting released product as part of our conversion of existing sites to the BEOND platform. Since we are supporting multiple generations of the BEOND tablet platforms, we have seen an increase in the complexity of our supply chain. We anticipate this complexity will remain with us through the end of 2016 and into 2017 and thus will require us to retain a higher level of inventory for site equipment to be installed.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $835,000 to $7,914,000 for the nine months ended September 30, 2016 from $8,749,000 during the same period in 2015 due to lower headcount.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $3,160,000 to $17,312,000 for the nine months ended September 30, 2016 from $20,472,000 during the same period in 2015. This decrease was primarily a result of receiving a large past-due receivable during the nine months ended September 30, 2015, and due to decreased revenue during the nine months ended September 30, 2016 when compared to the same period in 2015.

Net cash used in investing activities. The $608,000 decrease in cash used in investing activities was primarily due to a decrease in capital expenditures and software development expenditures.

Net cash provided by financing activities. Cash provided by financing activities increased by approximately $659,000. During 2016, we made fewer payments on our long-term debt, but also received fewer proceeds from long-term debt when compared to the same period in the prior year,

RECENT ACCOUNTING PRONOUNCEMENTS

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

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings.

None

Item 1A.      Risk Factors.

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, Item IA of Part II of our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, and all other information contained or incorporated by reference in this report before you decide to invest in our common stock. If any of the risks described in this report or in our annual report occur, our business, financial condition, results of operations and our future growth prospects could be materially and adversely affected. Under these circumstances, the trading price of our common stock could decline, and you may lose all or part of your investment. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 or our Quarterly Report on form 10-Q for the three months ended March 31, 2016 other than as follows.

Our common stock could be delisted or suspended from trading on the NYSE MKT if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria.

As previously reported in November 2015, we are not in compliance with the continued listing standards of the NYSE MKT. Specifically, we are not in compliance with Section 1003(a)(iii) of the NYSE MKT Company Guide (the “Company Guide”) because we reported stockholders’ equity of less than $6 million as of September 30, 2015 and had net losses in five of our most recent fiscal years ended December 31, 2014. As a result, we became subject to the procedures and requirements of Section 1009 of the Company Guide. We were required to submit a plan to NYSE Regulation, Inc. advising of actions we have taken or will take to regain compliance with Section 1003(a)(iii) of the Company Guide by May 13, 2017. We submitted such a plan in December 2015. In January 2016, NYSE Regulation notified us that it has accepted our plan and granted us a plan period that extends through May 13, 2017 to regain compliance with Section 1003(a)(iii).

In April 2016, we received a letter from NYSE Regulation stating that we are not in compliance with Section 1003(a)(ii) of the Company Guide because we reported stockholders’ equity of less than $4 million as of December 31, 2015 and had net losses in three of our four most recent fiscal years ended December 31, 2015. As a result, we continue to be subject to the procedures and requirements of Section 1009 of the Company Guide. Because this instance of noncompliance was in addition to our noncompliance with Section 1003(a)(iii) of the Company Guide, we were not required to submit a new compliance plan.

Under Section 1003(a)(i) of the Company Guide, the NYSE MKT will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $2 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. We had net losses in two of our three most recent fiscal years ended December 31, 2015. Our stockholders’ equity at September 30, 2016 was less than $2,000,000, and accordingly, we were below compliance with Section 1003(a)(i), as well. As of November 10, 2016, we have not received a letter from the NYSE Regulation regarding non-compliance with Section 1003(a)(i). As was the case when we fell out of compliance with Section 1003(a)(ii), we expect to receive such a letter, however, because this instance of noncompliance would be in addition to our noncompliance with Section 1003(a)(iii) and Section 1003(a)(ii), we do not expect to be required to submit a new compliance plan.

The listing of our common stock on the NYSE MKT is being continued during the plan period pursuant to an extension. The NYSE Regulation staff reviews us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with the listing requirements with which we are not in compliance by May 13, 2017 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate.

The capital we raised in the offering that closed on November 4, 2016 is consistent with the initiatives outlined in our plan to regain compliance with the NYSE MKT continued listing standards with which we are currently not in compliance, however, the amount raised in that offering did not increase our stockholders’ equity to the amount required to regain compliance with all of the listing requirements set forth in Section 1003(a). Our Stockholders’ equity at September 30, 2016 was approximately $1.8 million; we raised approximately $2.7 million in the offering. We are continuing to explore options to address our non-compliance, including by raising additional capital through additional equity financings. We can give no assurances that we will be able to address our non-compliance with the NYSE MKT continued listing standards or, even if we do, that we will be able to maintain the listing of our common stock on the NYSE MKT. Our common stock could be delisted because we do not make progress consistent with our plan during the plan period, because we do not regain compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) by May 13, 2017, or because we fall below compliance with other NYSE MKT listing standards. In addition, we may determine to pursue business opportunities or grow our business at levels or on timelines that reduces our stockholders’ equity below the level required to maintain compliance with NYSE MKT continued listing standards. The delisting of our common stock for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in a loss of institutional investor interest and fewer financing opportunities for us; and/or result in potential breaches of representations or covenants of our warrants or other agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. In addition, the delisting of our common stock for whatever reason may materially impair our stockholders’ ability to buy and sell shares of our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

If our common stock was delisted or suspended from trading on the NYSE MKT, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

The market price of our common stock historically has been and likely will continue to be highly volatile and our common stock is thinly traded.

The market price for our common stock historically has been highly volatile, and the market for our common stock has from time to time experienced significant price and volume fluctuations, based both on our operating performance and for reasons that appear to us unrelated to our operating performance. Our stock is also thinly traded, which can affect market volatility, which could significantly affect the market price of our common stock without regard to our operating performance. In addition, the market price of our common stock may fluctuate significantly in response to a number of factors, including:

●	the level of our financial resources;

●	announcements of entry into or consummation of a financing;

●	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

●	announcements of difficulties or delays in entering into commercial relationships with our customers;

●	changes in securities analysts’ estimates of our financial performance or deviations in our business and the trading price of our common stock from the estimates of securities analysts;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	sales of large blocks of our common stock, including sales by significant stockholders, our executive officers or our directors or pursuant to shelf or resale registration statements that register shares of our common stock that may be sold by us or certain of our current or future stockholders;

●	discussion of us or our stock price by the financial press and in online investor communities;

●	commencement of delisting proceedings by the NYSE MKT; and

●	additions or departures of key personnel.

The realization of any of the foregoing could have a dramatic and adverse impact on the market price of our common stock.

Future sales of substantial amounts of our common stock in the public market or the anticipation of such sales could have a material adverse effect on then-prevailing market prices.

In a private placement we completed in November 2013, we issued 120,000 shares of our common stock and warrants to purchase 72,000 shares of our common stock at an exercise price of $20.00 per share. A registration statement registering the resale of all of those shares is currently effective and we are obligated to use commercially reasonable efforts to maintain such registration statement continuously effective until all such registered shares have been sold.

In addition, since 2009, in connection with acquisitions, we issued (directly or upon the exercise of warrants issued in connection with such acquisitions) an aggregate of approximately 56,000 shares of our common stock. As of September 30, 2016, there were outstanding warrants to purchase an aggregate of 132,000 shares of common stock at exercise prices ranging from $20.00 to $75.00 per share (including the warrants to purchase 72,000 shares we issued in our November 2013 private placement). In addition, as of September 30, 2016, there were approximately 156,000 shares of our Series A Preferred Stock outstanding. The holders of such shares may elect to convert them into shares of our common stock at any time. Based on the current conversion price, we would issue approximately 10,000 shares of our common stock if all of the outstanding shares of our Series A Preferred Stock were so converted. Generally, all of the shares of common stock we issued in connection with the acquisitions, the shares we may issue upon exercise of warrants and the shares of common stock we may issue upon conversion of the Series A Preferred Stock may be sold under Rule 144 of the Securities Act of 1933, subject to any applicable holding period with respect to the shares issued upon exercise of warrants the exercise price of which is paid with cash.

As of September 30, 2016, there were also approximately 167,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $6.50 to $35.00 per share. Registration statements registering such shares of common stock is currently effective.

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

We may raise additional capital at any time and may do so through one or more financing alternatives, including public or private sales of equity or debt securities directly to investors or through underwriters or placement agents. As discussed above, we are exploring options to address our non-compliance with the NYSE MKT continued listing standards, in particular, options to address our low stockholders’ equity. We currently have a shelf registration statement on file under which we could sell up to approximately $15.2 million worth of securities, after taking into account the $2.7 million worth of shares of our common stock we sold in the offering that closed on November 4, 2016. See also “Our ability to raise capital may be limited by applicable laws and regulations,” below. Raising capital through the issuance of common stock (or securities convertible into or exchangeable or exercisable for shares of our common stock) may depress the market price of our stock and may substantially dilute our existing stockholders. In addition, our board of directors may issue preferred stock with rights, preferences and privileges that are senior to those of the holders of our common stock. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

Our ability to raise capital may be limited by applicable laws and regulations.

Over the past few years we have raised capital through the sale of our equity securities. The offering we completed in April 2014 and the offering that closed on November 4, 2016 were equity offerings conducted under the “shelf” registration statement on Form S-3. Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, current SEC rules and regulations. Under current SEC rules and regulations, we must meet certain requirements to use a Form S-3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that we periodically evaluate the market value of our outstanding shares of common stock held by non-affiliates, or public float, and if, at an evaluation date, our public float is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under the Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. After taking into account the shares we sold in the offering that closed on November 4, 2016, our public float is approximately $10.9 million and therefore we are currently subject to the one-third of our public float limitation. Assuming our public float remains the same amount the next time we are required to evaluate it, we will only be able to sell an additional approximately $903,000 using the “shelf” registration statement. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

In addition, under current SEC rules and regulations, our common stock must be listed and registered on a national securities exchange in order to utilize a Form S-3 registration statement (i) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S-3 or a re-evaluation date, whichever is later, and (ii) to register the resale of our securities by persons other than us (i.e., a resale offering). While currently our common stock is listed on the NYSE MKT equities market, there can be no assurance that we will be able to maintain such listing. See also “Our common stock could be delisted or suspended from trading on the NYSE MKT if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria,” above.

Our ability to timely raise sufficient additional capital also may be limited by the NYSE MKT’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NYSE MKT requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by the NYSE MKT staff. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering that is not considered a public offering by the NYSE MKT staff and involves the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NYSE MKT also requires that we obtain stockholder approval if the issuance or potential issuance of additional shares will be considered by the NYSE MKT staff to result in a change of control of our company.

Obtaining stockholder approval is a costly and time-consuming process. If we are required to obtain stockholder approval for a potential transaction, we would expect to spend substantial additional money and resources. In addition, seeking stockholder approval would delay our receipt of otherwise available capital, which may materially and adversely affect our ability to execute our business strategy, and there is no guarantee our stockholders ultimately would approve a proposed transaction. A public offering under the NYSE MKT rules typically involves broadly announcing the proposed transaction, which often times has the effect of depressing the issuer’s stock price. Accordingly, the price at which we could sell our securities in a public offering may be less, and the dilution existing stockholders experience may in turn be greater, than if we were able to raise capital through other means.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.      Mine Safety Disclosures.

Not Applicable

Item 5.     Other Information.

None

Item 6.     Exhibits.

Exhibit	Description	Incorporated By Reference

3.1	Restated Certificate of Incorporation	Exhibit to Form 10-Q filed on August 14, 2013.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation	Exhibit to Form 8-K filed on June 17, 2016

3.3	Bylaws of the Company, as amended	Exhibit to Form 10-K filed on March 26, 2008

4.1	Form of Certificate of Common Stock of NTN Buzztime, Inc.	Exhibit to Form 8-K filed on June 17, 2016

10.1*	NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2016.	Filed herewith

10.2	Subscription Agreement between NTN Buzztime, Inc. and the purchaser parties thereto.	Exhibit to Form 8-K filed on November 1, 2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

*	Management Contract or Compensatory Plan. This exhibit was previously listed as an exhibit to the Company’s Quarterly Report on 10-Q for the quarterly period ended March 31, 2016. However, the exhibit was inadvertently omitted when that report was filed with the Commission.

#	This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NTN BUZZTIME, INC.

Date: November 9, 2016	By:	/s/ Allen Wolff
Allen Wolff
Chief Financial Officer and Executive Vice President
(on behalf of the Registrant, and as its Principal Financial Officer)

