Form 10-K
period 2016-12-31
NTN BUZZTIME INC
filed 2017-03-09
CIK 748592

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company. Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2016, computed by reference to the closing sale price of the common stock on the NYSE MKT on June 30, 2016, was approximately $12.1 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2017, the registrant had 2,260,668 shares of common stock outstanding.

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

About Our Business and How We Talk About It

We deliver interactive entertainment and innovative dining technology to bars and restaurants in North America. Our customers license our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and single player games, nationwide competitions, and by offering self-service dining features including dynamic menus, touchscreen ordering and secure payment. Our platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences. Built on an extended network platform, our interactive entertainment system has historically allowed multiple players to interact at the venue, and now also enables competition between venues, referred to as massively multiplayer gaming. Our current tablet platform, which we refer to as Buzztime Entertainment On Demand, or BEOND, was first introduced as a pilot program in December 2012, was expanded commercially during 2013, and the expansion was scaled during 2014. We continue to enhance our network architecture and the BEOND tablet platform and player engagement paradigms. We also continue to support our legacy network product line, which we refer to as Classic.

We currently generate revenue by charging subscription fees for our service to our network subscribers, by leasing equipment (including tablets used in our BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, and by selling advertising aired on in-venue screens and as part of customized games. In 2014, we began offering pay-to-play single player games to certain customers. During the second quarter of 2015, we made a strategic change in our premium content model by making single player games available on both a free-to-consumer (in exchange for an increased subscription fee) and pay-to-play basis. This change required us to delay the general availability of pay-to-play games as we retooled its content, workflow and positioning. As a result, during 2015, we generated additional subscription fee revenue from those venues offering free-to-consumer single player games. We began rolling out the new pay-to-play single player games during the second quarter of 2016.

Over 136 million games were played on our network during 2016, and as of December 31, 2016, approximately 54% of our network subscriber venues are affiliated with national and regional restaurant brands, including Buffalo Wild Wings, Buffalo Wings & Rings, Old Chicago, Native Grill & Wings, Houlihans, Beef O’Brady’s, Boston Pizza, and Arooga’s.

We own several trademarks and consider the Buzztime®, Playmaker®, Mobile Playmaker, and BEOND Powered by Buzztime trademarks to be among our most valuable assets. These and our other registered and unregistered trademarks used in this document are our property. Other trademarks are the property of their respective owners.

Unless otherwise indicated, references in this report: (a) to “Buzztime,” “NTN,” “we,” “us” and “our” refer to NTN Buzztime, Inc. and its consolidated subsidiaries; (b) to “network subscribers” or “customers” refer to hospitality venues that subscribe to our network service; (c) to “consumers” or “players” refer to the individuals that engage in our games, events, and entertainment experiences available at our customers’ venues and (d) to “hospitality locations,” “venues” or “sites” refer to locations (such as a bar or restaurant) of our customers at which our games, events, and entertainment experiences are available to consumers.

Recent Developments

Amendments to East West Bank Credit Facility

In April 2015, we entered into a loan and security agreement with East West Bank, pursuant to which, we could request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which we refer to as the revolving line, or an amount equal to our borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. In March 2016, we entered into a first amendment to the loan and security agreement to allow us the ability to request advances in an aggregate outstanding amount at any time up to the lesser of (a) $7,500,000, which we refer to as the revolving line, or (b) the sum of $2,000,000 (which we refer to as the “sublimit”) plus the amount equal to our borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. The first amendment also amended certain financial covenants. In December 2016, we entered into a second amendment to the loan and security agreement to extend the due date of all advances under the revolving line from December 31, 2017 to January 15, 2018. In February 2017, we entered into a third amendment to the loan and security agreement to extend the maturity date of the $2,000,000 sublimit from March 31, 2017 to June 15, 2017, to establish the minimum adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, targets for each of our 2017 fiscal quarters, to remove the monthly compliance check of churn rate targets and to amend when compliance with minimum deposit amounts is measured. For additional information regarding this credit facility, see “PART II—ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” below.

Registered Direct Offering

As previously reported, in a registered direct offering that closed on November 4, 2016, we sold 412,071 shares of our common stock and received net proceeds of approximately $2.7 million, after deducting estimated offering expenses. We are using and will continue to use the net proceeds of the offering for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities.

Reverse/forward split of our common stock

At our 2016 annual meeting of stockholders, our stockholders approved an amendment to our restated certificate of incorporation to give effect to, first, a reverse split of our outstanding common stock at an exchange ratio of 1-for-100 and, then, immediately following such reverse split, a forward split of our outstanding common stock at a ratio that is not less than 2-for-1 nor greater than 4-for-1, with the final ratio to be selected by our board of directors in its sole discretion. Our board of directors set the final ratio of the forward split at 2-for-1. We refer to the reverse split and to the forward split, together, as the “reverse/forward split.”

The effective date of the reverse/forward split was June 16, 2016. As of immediately prior to the reverse/forward split, we had 92,439,174 of common stock outstanding, and subsequent to the reverse/forward split, we had 1,848,597 shares of common stock outstanding. Approximately $3,000 was paid to cashed-out stockholders who owned less than 100 shares immediately prior to the reverse split.

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

Under Section 1003(a)(i) of the Company Guide, the NYSE MKT will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $2 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. We had net losses in two of our three most recent fiscal years ended December 31, 2015. Our stockholders’ equity at September 30, 2016 was $1.8 million, and accordingly, we were below compliance with Section 1003(a)(i), as well. However, due to the offering discussed above, we raised approximately $2.7 million in that offering, and our stockholders’ equity at December 31, 2016 was approximately $4.1 million.

The listing of our common stock on the NYSE MKT is being continued during the plan period pursuant to an extension. The NYSE Regulation staff reviews us periodically for compliance with initiatives outlined in our plan. If we are not in compliance with the listing requirements with which we are currently not in compliance by May 13, 2017 or if we do not make progress consistent with our plan during the plan period, NYSE Regulation staff will initiate delisting proceedings as appropriate. See “ITEM 1A. RISK FACTORS—Risks Relating to the Market for Our Common Stock—Our common stock could be delisted or suspended from trading on the NYSE MKT if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria,” below. We have continued to make progress consistent with our plan during the plan period. Raising capital in the offering discussed above is consistent with the initiatives outlined in our plan to regain compliance, however, the amount raised in that offering did not increase our stockholders’ equity to the amount required to regain compliance with all of the listing requirements in Section 1003(a). We are continuing to explore options to address our non-compliance, including by raising additional capital through additional equity financings.

Our Strategy

Below is a discussion of our strategy and highlights of current accomplishments and milestones achieved during 2016 and year to date in 2017:

Scale digital menu and payment functionality. We are heavily focused on delivering digital menu and payment functionality on the tablet platform, which we believe will improve the operational and marketing value of our product offering. This expanded functionality will help us deliver an enhanced guest experience. After ensuring our tablet met the Payment Card Industry, or PCI, compliance standards applicable to our platform, we launched a digital menu and payment functionality pilot test at Buffalo Wild Wings at 15 sites, which was completed in October 2016. Subsequent to the pilot test, we received certification on our EMV functionality, which enables additional payment security and fraud protection for our restaurant partners. In March 2017, we announced that Buffalo Wild Wings chose us to be its provider of digital menu, order, and payment functionality. Rolling out this functionality will be a key focus for us in 2017.

Improve value and price for our “independent” customers. During 2016, we continued to focus on, and we are continuing to focus on, entertainment, which is a key source of value to our independent customers. We entered into several partnerships during the year, which centered on driving guest traffic at our customer’s venues, increasing the guest community and improving loyalty. Such partnerships included the Washington Redskins, FanDuel, and Fandango.

With respect to price, we continued to make progress on our hardware design and quality in order to reduce expense and to give us the ability to offer flexibility in our pricing for quality independent customers. During the fourth quarter of 2016, we began deploying our own proprietary tablet. Building our own tablet gives us control over the product specifications and allows us to gain control over the supply chain, which should help ensure stability, all of which has resulted in reduced hardware expenses and allowed us to offer multiple pricing options for our independent customers. Our proprietary tablet also gives us more flexibility to expand our product offering and enter adjacent markets. During the fourth quarter of 2016, Harbor Retirement Associates, LLC, which manages the HarborChase senior care communities, agreed to install our BEOND platform offering in all of its new communities. During 2017, we will continue working on hardware design and costs and enhancing our product offering on our new tablet platform, such as expanding the capabilities of our digital signage package and continuing to explore new adjacent markets.

Refine our commercial execution. We are focused on increasing our site count of both independent customers and chain customers. Receiving a reference from a national chain account, such as Buffalo Wild Wings, is critical to our chain efforts, and our ability to demonstrate Buffalo Wild Wings as a strategic user of the menu, order and pay functionality is critical to receiving that reference. For our independent customers, we continue to model and test our go-to-market efforts by improving our sales processes, technology and people. During 2016, we have made progress on ramping up our outbound sales team. We continue to make improvements in our demand generation programs and expect to see results from these programs in 2017. Additionally, we continue to work with our distribution partner Heartland Digital Dining. Through a dealer network, Digital Dining offers its own integrated restaurant management system as well as third-party offerings, such as our BEOND platform, to hospitality venues. During 2016, we became the only tableside menu, order, pay and entertainment platform that Digital Dining’s dealer network could offer to hospitality venues. During the fourth quarter of 2016, we sold our BEOND platform to a few hospitality venues through this channel.

Monetize the network. We intend to grow the consumer audience by engaging them more with improved entertainment experiences and providing premium content that we can monetize through direct payment. In addition to the free-to-consumer games we provide to certain customers, we launched a pay-to-play premium games lobby during the second quarter of 2016 and are in approximately 500 sites as of March 7, 2017. We expect to continue rolling out the games lobby at additional sites throughout 2017, which we expect to result in accretive revenue from the consumers who play on a pay-to-play basis.

Additionally, we continued to leverage our network with on-tablet local and national advertising campaigns. Most recently, we completed a four-month Anheuser-Busch program called Let’s Go. This program was built around the NFL season, and our BEOND tablet platform was used to provide a companion to the NFL season with scores and stats available for a consumer’s favorite team. Let’s Go also added an interactive bobble head feature, where consumers could build and customize their own bobble head, complete with NFL licensed jerseys and gear. We believe this program demonstrated the power of brands connecting with target consumers and delivering great experiences for the consumers within the restaurant venues.

Competition

We face direct competition in venues and face competition for total entertainment and marketing dollars in the marketplace from other companies offering similar content and services. A relatively small number of direct competitors are active in the hospitality marketing services and entertainment markets, including Ziosk and E la Carte, Inc. Competing forms of technology, entertainment, and marketing available in hospitality venues include on-table bar and restaurant entertainment systems, music and video-based systems, live entertainment and games, cable, satellite and pay-per-view programming, coin-operated single-player games/amusements, and traffic-building promotions like happy hour specials and buffets.

In addition, we are increasingly competing with games, apps and other forms of entertainment offerings available directly to consumers on their smart phones and tablets.

Buzztime Significant Customer

Our customers range from small independently operated bars and restaurants to bars and restaurants operated by national chains. This results in diverse venue sizes and locations. As of December 31, 2016, 2,814 venues in the U.S. and Canada subscribed to our interactive entertainment network, of which, approximately 43% were Buffalo Wild Wings corporate-owned restaurants and its franchisees (collectively, “Buffalo Wild Wings”). For the years ended December 31, 2016 and 2015, revenue generated from Buffalo Wild Wings was as follows:

	Year Ended December 31,
	2016	2015
Buffalo Wild Wings revenue	$8,913,000	$10,889,000
Percent of total revenue	40%	44%

As of December 31, 2016 and 2015, amounts included in accounts receivable from Buffalo Wild Wings was as follows:

	Year Ended December 31,
	2016	2015
Buffalo Wild Wings accounts receivable	$261,000	$172,000

Backlog

We generally do not have a significant backlog because we normally can deliver and install new systems at hospitality locations within the delivery schedule requested by customers (generally within three to four weeks). However, during 2014, we encountered challenges with the assembly of the cases for our BEOND tablet, which prevented us from delivering and installing new systems within the 30 day period, thereby creating a backlog. As of December 31, 2014, customer agreements worth approximately $1,416,000 were affected by the backlog. We determined the worth of such agreements based on the sum of the annualized amount of the subscription fees, which is recognized as revenue as the service is provided, and the amount of equipment lease revenue, if any, subject to such agreements, which is recognized as revenue upon installation of the equipment leased. During 2015, we resolved the case assembly issue, and as a result, we returned to our normal delivery and installation schedule with no significant backlog.

Licensing, Trademarks, Copyrights and Patents

A majority of the gaming content available on our BEOND platform is internally developed. The balance is licensed from third parties. We also license third party content for our pay-to-play and free-to-consumer games lobby. The amounts paid for such third party licensed content was not material during either 2016 or 2015. All of the gaming content available on our Classic platform is internally developed.

Our intellectual property assets, including patents, trademarks, and copyrights, are important to our business and, accordingly, we actively seek to protect the proprietary technology that we consider important to our business. No single patent or copyright is solely responsible for protecting our products.

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

We believe the duration of our patents is adequate relative to the expected lives of our products. We consider the following United States patents to be important to the protection of our products and service:

Patent No.	Description	Expiration Date
8,562,438	System and method for television-based services	4/21/2031
8,562,442	Interactive gaming via mobile playmaker	6/3/2031
8,790,186	User-controlled entertainment system, apparatus and method	2/6/2034
8,898,075	Electronic menu system and method	9/11/2032
9,044,681	System and method for television-based services	10/13/2033
9,358,463	Interactive gaming via mobile playmaker	10/16/2033
9,498,713	User-controlled entertainment system, apparatus and method	2/6/2034

We have trademark protection for the names of our key proprietary programming, products, and services to the extent that we believe trademark protection is appropriate. We are expanding our efforts to protect these investments. We consider the Buzztime, Playmaker, Mobile Playmaker, BEOND Powered by Buzztime and PlayersPlus trademarks and our other related trademarks to be valuable assets, and we seek to protect them through a variety of actions. Our content, branding, and some of our game titles, such as Countdown, SIX, and Showdown are also protected by copyright and trademark law.

Geographic Markets

As of December 31, 2016, 2,814 venues in the U.S. and Canada subscribed to our interactive entertainment network. The following table presents the geographic breakdown of our revenue for the last two fiscal years.

	Year Ended December 31,
	2016	2015
United States	97%	97%
Canada	3%	3%

Total	100%	100%

The following table presents the geographic breakdown of our long-term tangible assets for our last two fiscal years.

	Year Ended December 31,
	2016	2015
United States	97%	97%
Canada	3%	3%

Total	100%	100%

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

Employees

As of March 7, 2017, we employed approximately 109 people on a full-time basis and 293 people on a part-time basis. We also utilize independent contractors for specific projects. None of our employees are represented by a labor union, and we believe our employee relations are satisfactory.

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

For the year ended December 31, 2016, Buffalo Wild Wings accounted for approximately 40%, or $8,913,000, of our total revenue. As of that date, approximately $261,000 was included in accounts receivable. If a significant number of the Buffalo Wild Wings corporate-owned restaurants or its franchisees, or any other customer who may in the future represent a significant portion of our revenue, breach or terminate their subscriptions or otherwise decrease the amount of business they transact with us, we could lose a significant portion of our revenues and cash flow.

A disruption in the supply of equipment could negatively impact our subscriptions and revenue.

During the fourth quarter of 2016, we began having an unaffiliated third party manufacture an Android-based tablet built to our specifications. Other than a small amount of inventory of the third-party tablet we have historically used in our BEOND platform, we expect to use our own tablet on a going-forward basis. The third party manufacturing our own tablet also manufactures our tablet equipment—tablet charging trays and tablet cases. We currently do not have an alternative manufacturing source for our own tablet or the tablet equipment or alternatives for the tablet equipment.

If the sole manufacturer of our own tablet is delayed in delivering tablets to us, becomes unavailable, has product quality issues, or shortages occur, in addition to not realizing the benefits of having a tablet manufactured to our specifications, we would need to return to the historical third-party tablets or find an alternative device. Similarly, if the sole manufacturer of the tablet equipment is delayed in delivering the equipment to us, becomes unavailable, has product quality issues, or shortages occur, we may be unable to timely obtain replacement tablet equipment. For example, during 2014, we encountered challenges with the assembly of the cases for our BEOND tablet, which prevented us from delivering and installing new systems within the time frame requested by customers, thereby creating a backlog of approximately $1,416,000 as of December 31, 2014. See “ITEM 1. BUSINESS—Backlog,” above. Although we fixed our case assembly issue in 2015 and currently do not have any significant backlog, no assurances can be given that other challenges will not arise, including challenges related to transitioning to our own tablet. Delays, unavailability of the tablet or tablet equipment, product quality issues and shortages could damage our reputation and customer loyalty, cause subscription cancellations, increase our expense and reduce our revenue. See also “Our business could be adversely impacted if the sole manufacturer of our own tablet and tablet equipment is not able to meet our manufacturing quality standards,” below.

If our manufacturer and/or suppliers were to go out of business or otherwise become unable to meet our needs for reliable equipment, the process of locating and qualifying alternate sources could take months, during which time our production could be delayed, and may, in some cases, require us to redesign our products and systems. Such delays and potentially costly re-sourcing and redesign could have a material adverse effect on our business, operating results, and financial condition.

Our business could be adversely impacted if the sole manufacturer of our tablet and our tablet equipment is not able to meet our manufacturing quality standards.

As discussed above, one unaffiliated third party manufactures our own tablet and our tablet equipment. Continued improvement in supply-chain management and manufacturing of our own tablet and tablet equipment and manufacturing quality and product testing are important to our business. Flaws in the design and manufacturing of our own tablet or tablet equipment or both (by us or our supplier) could result in substantial delays in shipment and in substantial repair, replacement or service costs, could damage our reputation and customer loyalty, could cause subscription cancellations, and could increase our expense and reduce our revenue. Costs associated with tablet or tablet equipment defects due to, for example, problems in our design and manufacturing processes, could include: (a) writing off the value of inventory; (b) disposing of items that cannot be fixed; (c) recalling items that have been shipped; and (d) providing replacements or modifications. These costs could be significant and may increase expenses and lower gross margin.

As previously reported, in early 2014, we began to manufacture, design and manage the supply chain of the equipment related to our BEOND second generation tablet platform in-house and experienced problems with the design and manufacturing processes. As a result, during 2015, we recognized approximately $979,000 of repair expense related to the second generation in-house designed BEOND tablet equipment that we have had to repair or deem we will need to repair in the future. We can give no assurances that the amount of repair expense that we have accrued with respect to tablet equipment that we estimate will need repair in the future is adequate. If more equipment needs repair than the amount currently estimated, we may have to accrue for additional repair expense.

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

We have a history of significant losses, including net losses of $2,923,000 and $7,226,000 for the years ended December 31, 2016 and 2015, respectively, and have an accumulated deficit of $128,026,000 as of December 31, 2016. We may also incur future operating and net losses, due in part to expenditures required to continue to implement our business strategies, including the continued development and implementation of our BEOND technology platform and product line. Despite significant expenditures, we may not be able to achieve or maintain profitability. Moreover, even if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter and year to year. See also “—Risks Relating to the Market for Our Common Stock—Our common stock could be delisted or suspended from trading on the NYSE MKT if we do not regain compliance with continued listing criteria with which we are currently not compliant or if we fail to meet any other continued listing criteria,” below.

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

As of December 31, 2016, we had federal income tax net operating loss (“NOL”) carryforwards of approximately $65,291,000, which will begin to expire in 2017. As of December 31, 2016, we had state income tax NOL carryforwards of approximately $35,969,000, portions of which will continue expiring in 2017. We believe that our ability to utilize our NOL carryforwards may be substantially restricted by the passage of time and the limitations of Section 382 of the Internal Revenue Code, which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these Section 382 limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available NOL carryforwards. We have established a full valuation allowance for substantially all of our deferred tax assets, including the NOL carryforwards, since we do not believe we are likely to generate future taxable income to realize these assets.

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

In preparation for expanding features and functionality to our BEOND tablet platform that involve us accepting credit card and other forms of payments directly from patrons, we certified our compliance with Payment Card Industry (“PCI”) Data Security Standard v3.1 as a service provider, and will be required to do so annually. Compliance with additional regulations and requirements may be difficult for us; thereby limiting our ability to grow the amount of revenue we receive directly from patrons. In addition to these additional regulations and requirements, if we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from patrons.

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

Under Section 1003(a)(i) of the Company Guide, the NYSE MKT will normally consider suspending dealings in, or removing from the list, securities of an issuer which has stockholders’ equity of less than $2 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. We had net losses in two of our three most recent fiscal years ended December 31, 2015. Our stockholders’ equity at September 30, 2016 was $1.8 million, and accordingly, we were below compliance with Section 1003(a)(i), as well. However, due to the offering discussed above, we raised approximately $2.7 million in that offering, and our stockholders’ equity at December 31, 2016 was approximately $4.1 million.

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

In addition, since 2009, in connection with acquisitions, we issued (directly or upon the exercise of warrants issued in connection with such acquisitions) an aggregate of approximately 56,000 shares of our common stock. As of December 31, 2016, there were outstanding warrants to purchase an aggregate of 132,000 shares of common stock at exercise prices ranging from $20.00 to $75.00 per share (including the warrants to purchase 72,000 shares we issued in our November 2013 private placement). In addition, as of December 31, 2016, there were approximately 156,000 shares of our Series A Preferred Stock outstanding. The holders of such shares may elect to convert them into shares of our common stock at any time. Based on the current conversion price, we would issue approximately 11,000 shares of our common stock if all of the outstanding shares of our Series A Preferred Stock were so converted. Generally, all of the shares of common stock we issued in connection with the acquisitions, the shares we may issue upon exercise of warrants and the shares of common stock we may issue upon conversion of the Series A Preferred Stock may be sold under Rule 144 of the Securities Act of 1933, subject to any applicable holding period with respect to the shares issued upon exercise of warrants the exercise price of which is paid with cash.

As of December 31, 2016, there were also approximately 165,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options at exercise prices ranging from $6.50 to $35.00 per share. Registration statements registering such shares of common stock are currently effective.

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

We may raise additional capital at any time and may do so through one or more financing alternatives, including public or private sales of equity or debt securities directly to investors or through underwriters or placement agents. As discussed above, we are exploring options to address our non-compliance with the NYSE MKT continued listing standards, in particular, options to address our low stockholders’ equity. We currently have a shelf registration statement on file under which we could sell up to approximately $25 million worth of securities. See also “Our ability to raise capital may be limited by applicable laws and regulations,” below. Raising capital through the issuance of common stock (or securities convertible into or exchangeable or exercisable for shares of our common stock) may depress the market price of our stock and may substantially dilute our existing stockholders. In addition, our board of directors may issue preferred stock with rights, preferences and privileges that are senior to those of the holders of our common stock. Debt financings could involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or make investments and may, among other things, preclude us from making distributions to stockholders (either by paying dividends or redeeming stock) and taking other actions beneficial to our stockholders. In addition, investors could impose more one-sided investment terms and conditions on companies that have or are perceived to have limited remaining funds or limited ability to raise additional funds. The lower our cash balance, the more difficult it is likely to be for us to raise additional capital on commercially reasonable terms, or at all.

Our ability to raise capital may be limited by applicable laws and regulations.

Over the past few years we have raised capital through the sale of our equity securities. The offerings we completed in April 2014 and November 2016 were equity offerings conducted under the “shelf” registration statement on Form S-3. Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, current SEC rules and regulations. Under current SEC rules and regulations, we must meet certain requirements to use a Form S-3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that we periodically evaluate the market value of our outstanding shares of common stock held by non-affiliates, or public float, and if, at an evaluation date, our public float is less than $75.0 million, then the aggregate market value of securities sold by us or on our behalf under the Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. After taking into account the shares we sold in the offering that closed in November 2016, our public float is currently approximately $15.0 million and therefore we are currently subject to the one-third of our public float limitation. Assuming our public float remains the same amount the next time we are required to evaluate it, we will only be able to sell an additional approximately $2.3 million using the “shelf” registration statement. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.

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

We lease approximately 28,000 square feet of office space in Carlsbad, California. The term of the lease is from June 2011 through November 2018, and we have the option to renew the lease for an additional five-year extension. We also lease approximately 7,500 square feet of warehouse space in Hilliard, Ohio. The term of this lease is from May 2013 through April 2018. The facilities that we lease are suitable for our current needs and are considered adequate to support expected growth.

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

In the past, we have been involved in sales tax inquiries with certain states and provinces. As a result of those inquiries, we recorded a total net liability of $25,000 as of December 31, 2015 with respect to tax assessments to which we may be subject as a result of such inquiries. Based on the guidance set forth by the Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) No. 450, Contingencies, we deemed the likelihood that we will be required to pay all or part of these assessments as reasonably possible. During the year ended December 31, 2016, we resolved all matters under inquiry, and the previously recognized $25,000 was sufficient under the assessments.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE MKT under the symbol “NTN.” Set forth below are the high and low sales prices (adjusted for the reverse/forward split effected on June 3, 2016) for our common stock during the two most recent fiscal years.

	High	Low
Year Ended December 31, 2016
First Quarter	$9.45	$5.50
Second Quarter	$10.23	$4.89
Third Quarter	$8.31	$5.23
Fourth Quarter	$10.65	$5.92

	High	Low
Year Ended December 31, 2015
First Quarter	$29.00	$20.78
Second Quarter	$21.50	$11.26
Third Quarter	$29.50	$8.00
Fourth Quarter	$17.00	$7.00

On March 7, 2017, the closing price for our common stock as reported on the NYSE MKT was $7.20 and there were approximately 672 holders of record.

To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of our Board of Directors is to retain earnings, if any, after payment of dividends on the outstanding preferred stock to provide for our growth. In addition, our credit facility with East West Bank generally prohibits us from paying any dividends or making any other distribution or payment on account of or in redemption, retirement or purchase of our common stock. Consequently, no cash dividends are expected to be paid on our common stock in the foreseeable future. Any future determinations to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will depend upon our results of operations, cash flows, and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our Board of Directors.

We have 156,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of 10 cents per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or in shares of our common stock. In 2016, we paid approximately $16,000 in cash dividends to the Series A Preferred Stockholders.

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

Overview

We deliver interactive entertainment and innovative dining technology to bars and restaurants in North America. Venues license our customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and single player games, nationwide competitions, and self-service dining features including dynamic menus, touchscreen ordering and secure payment. Our platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences.

Results of Operations

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015

We generated a net loss of $2,923,000 for the year ended December 31, 2016, compared to net loss of $7,226,000 for the year ended December 31, 2015.

Revenue

We currently generate revenue by charging subscription fees for our service to our network subscribers, by leasing equipment (including tablets used in our BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, and by selling advertising aired on in-venue screens and as part of customized games. In 2014, we began offering pay-to-play single player games to certain customers. During the second quarter of 2015, we made a strategic change in our premium content model by making our single player games available on both a free-to-consumer (in exchange for an increased subscription fee) and pay-to-play basis. This change required us to delay the general availability of pay-to-play games as we retooled its content, workflow and positioning. As a result, during 2015, we generated additional subscription fee revenue from those venues offering free-to-consumer single player games. We began rolling out the new pay-to-play single player games during the second quarter of 2016. The table below summarizes the type of revenue we generated for the years ended December 31, 2016 and 2015:

	Years ended December 31,
	2016		2015
	$	% of Total Revenue	$	% of Total Revenue	Change $	% Change
Subscription revenue	17,463,000	78.3%	17,062,000	69.6%	401,000	2.4%
Sales-type lease revenue	1,266,000	5.7%	4,202,000	17.1%	(2,936,000)	(69.9%)
Other revenue	3,583,000	16.0%	3,255,000	13.3%	328,000	10.1%
Total	22,312,000	100.0%	24,519,000	100.0%	(2,207,000)	(9.0%)

Subscription revenue increased for the year ended December 31, 2016 primarily due to a higher average revenue per site (which we refer to as ARPU), offset by lower average site count when compared to 2015. Equipment lease revenue recognized under sales-type lease arrangements in 2016 decreased due to fewer installations of our BEOND platform for certain customers under sales-type lease arrangements when compared to 2015. Equipment lease revenue (which has lower margins due to the cost we incur to purchase the equipment that we lease) is recognized when we lease the equipment. The equipment lease revenue is a one-time payment that covers the lease of the equipment for three-years, after which the lessee may purchase the equipment for a nominal fee or lease new equipment. We expect the amount of equipment lease revenue to continue fluctuating in correlation with customer contracts under sales-type lease arrangements. Other revenue increased for the year ended December 31, 2016 due primarily to an increase in advertising and other miscellaneous revenue, offset by a decrease in our revenue from pay-to-play single player games, which we began redeploying during the second quarter of 2016

Geographic breakdown of our ending site count for the Buzztime network is as follows:

	Network Subscribers as of December 31,
	2016	2015
United States	2,664	2,792
Canada	150	168
Total	2,814	2,960

Direct Costs and Gross Margin

The following table compares the direct costs and gross margin for the years ended December 31, 2016 and 2015:

	For the years ended December 31,
	2016	2015	Change
Revenues	$22,312,000	$24,519,000	$(2,207,000)
Direct Costs	7,710,000	12,570,000	(4,860,000)
Gross Margin	$14,602,000	$11,949,000	$2,653,000

Gross Margin Percentage	65.4%	48.7%

Direct costs decreased 39% for the year ended December 31, 2016, primarily due to decreased equipment expense of $4,787,000 as a result of fewer installations of our BEOND platform for certain customers under sales-type lease arrangements, a reduction in the cost of the BEOND platform equipment and reduced scrap and repair expense when compared to 2015.

During 2015, due to our design and manufacturing process problems with the second generation tablet platform, we re-evaluated the strategy of managing the manufacture, design and supply chain in-house. Also during 2015, and as part of our re-evaluation, we outsourced the supply-chain management and manufacturing of certain equipment related to our third generation BEOND tablet platform. The primary reasons for doing so were to reduce costs and exposure to repair and maintenance expense related to, and to increase the long-term stability of the quality of, such equipment. In the fourth quarter of 2015, we began deploying the third generation platform, and for the year ended December 31, 2016, we are recognizing a direct positive impact to our gross margins.

We may continue to experience challenges with our tablet platform equipment, and as a result, we may be required to recognize additional repair expense in the future. See also “ITEM 1A. RISK FACTORS—Risk Factors That May Affect Our Business—Our business could be adversely impacted if the sole manufacturer of our own tablet and our tablet equipment is not able to meet our manufacturing quality standards,” above.

Operating Expenses

	For the years ended December 31,
	2016	2015	Change
Selling, general and administrative	$16,458,000	$18,060,000	$(1,602,000)

Impairment of capitalized software	$-	$295,000	$(295,000)

Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	$422,000	$489,000	$(67,000)

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses for the year ended December 31, 2016 when compared to the same period in 2015 was due primarily to lower headcount when compared to the same period in 2015, resulting in a $1,758,000 reduction in payroll and related expenses, and to a lesser extent to decreased marketing expenses of approximately $247,000 and decreased occupancy expense of approximately $163,000 due to improved cost management. These decreases were offset by increased hardware expenses of $236,000, increased franchise tax of $146,000 due to the reverse/forward split of our common stock and increased professional fees of $108,000 when compared to 2015.

Impairment of Capitalized Software

Impairment of capitalized software for the year ended December 31, 2015 was the result of abandoning certain capitalized software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific purpose for which the content was intended.

Depreciation and Amortization

The decrease in depreciation and amortization expense for the year ended December 31, 2016 compared to 2015 was primarily due to assets becoming fully depreciated or amortized sooner than we are replenishing them with new assets.

Other Expense, Net

	For the years ended December 31,		Increase in
	2016	2015	expense, net
Interest expense, net	$(576,000)	$(481,000)
Other (expense) income, net	(31,000)	162,000
Total other expense, net	$(607,000)	$(319,000)	$(288,000)

The increase in total other expense, net for the year ended December 31, 2016 compared to 2015 is primarily due to increased interest expense as a result of an increased amount of outstanding debt as well as changes in foreign currency exchange gains and losses related transactions denominated in a currency other than our functional currency.

Income Taxes

	For the years ended December 31,
	2016	2015
Provision for income taxes	$(38,000)	$(12,000)

We expect to incur state income tax liability in 2016 related to our U.S. operations. We also expect to pay income taxes in Canada due to the profitability of our Canadian subsidiary. At December 31, 2016, we had available NOL carryforwards of approximately $65,291,000 for federal income tax purposes, which will begin to expire in 2017. The NOL carryforwards for state purposes, which will continue expiring in 2017, are approximately $35,969,000. There can be no assurance that we will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses. Further, under Internal Revenue Code Section 382 and similar state provisions, ownership changes may limit the annual utilization of NOL carryforwards existing prior to a change in control that are available to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets related to the NOL carryforwards. We completed a Section 382 analysis for the period from January 1, 1992 through September 30, 2016 and determined that we do not expect to be limited in regards to utilizing the total NOL carryforwards that existed as of September 30, 2016, provided we generate sufficient future earnings prior to the expiration of the NOLs and that future changes in ownership do not trigger a Section 382 limitation. Based on our analysis of our stockholder activity for the three months ended December 31, 2016, there does not appear to be ownership changes that would have caused an annual limitation under the provisions of Section 382. We continue to disclose the NOL carryforwards at their original amount as no potential limitation has been quantified. We have also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since we could not conclude that we are more likely than not able to generate future taxable income to realize these assets. In addition, we have approximately $190,000 of state tax credit tax carryforwards that expire in the years 2017 through 2026.

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

The reconciliation of our consolidated net loss calculated in accordance with GAAP to EBITDA for the years ended December 31, 2016 and 2015 is shown in the table below. EBITDA should not be considered as substitutes for, or superior to, net loss calculated in accordance with GAAP.

	For the years ended December 31,
	2016	2015
Net loss per GAAP	$(2,923,000)	$(7,226,000)
Interest expense, net	576,000	481,000
Income tax provision	38,000	12,000
Depreciation and amortization	2,887,000	3,104,000
EBITDA	578,000	(3,629,000)

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $5,686,000 compared to cash and cash equivalents of $3,223,000 as of December 31, 2015.

In a registered direct offering that closed on November 4, 2016, we sold 412,071 shares of our common stock and received net proceeds of approximately $2.7 million, after deducting estimated offering expenses. We are using and will continue to use the net proceeds of the offering for general corporate purposes, which may include working capital, general and administrative expenses, capital expenditures and implementation of our strategic priorities.

In April 2015, we entered into a loan and security agreement with East West Bank, or EWB, which was amended in March 2016, December 2016 and February 2017. We refer to the loan and security agreement as amended in March 2016, December 2016 and February 2017 as the EWB credit facility. Under the EWB credit facility, through June 15, 2017, we may request advances in an aggregate outstanding amount at any time up to the lesser of (a) $7,500,000, which we refer to as the revolving line, or (b) the sum of $2,000,000 (which we refer to as the “sublimit”) plus the amount equal to our borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. On June 15, 2017, the sublimit becomes zero. If the aggregate amount of advances as of June 15, 2017 exceeds the lesser of the revolving line or the amount equal to our borrowing base, then we must pay EWB the amount of such excess. Advances bear interest, at our option, at the rate of either (A) a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 3.25% (which decreases to 1.75% at the earlier of June 15, 2017 or such time we pay off in full in cash the $2.0 million sublimit), or (B) at a fixed rate per annum equal to the LIBOR Rate for the interest period for the advance plus 6.00% (which decreases to 4.50% at the earlier of June 15, 2017 or full repayment of the sublimit on all amounts then outstanding and on any subsequent borrowings). So long as there is no event of default, we may make a one-time request to increase the revolving line by up to $2,500,000, which EWB may accept or decline. All advances on the revolving line are due on January 15, 2018. We use the proceeds available under this credit facility to fund strategic growth initiatives and for general working capital purposes.

Our borrowing base under the EWB credit facility is, as of the date of determination, an amount equal to the product of: (a) the average monthly recurring revenue for the immediately preceding three months; times (b) one plus our average churn rate for the immediately preceding three months (not to exceed zero); times (c) 300%. For this purpose, our monthly recurring revenue is limited to all recurring subscription revenue attributable to software that we sold or licensed and all recurring revenue relating to services we delivered and 50% of all revenue attributable to our “Stump” product line. Because the amount of our monthly recurring revenue and how much each source contributes to it will change from month to month, our borrowing base will fluctuate accordingly.

Under the EWB credit facility, we are required to meet a minimum adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA target and churn rate targets, in each case, as specified in the EWB credit facility. Adjusted EBITDA is the sum (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expenses, plus (f) other non-cash expenses and charges, plus (g) to the extent approved by the Lender, other one-time charges, plus (h) to the extent approved by the Lender, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business. Compliance with the adjusted EBITDA target is measured as of the last day of each fiscal quarter with respect to the immediately prior three-month period. Through January 31, 2017, compliance with the churn rate target was measured on a monthly and trailing three-month basis. For measurements beginning in February 2017, compliance will be measured only on a trailing three-month basis. Under the March 2016 amendment, EWB waived an event of default that occurred because we did not achieve the monthly churn rate target for January 31, 2016.

The EWB credit facility also requires us to maintain, at June 15, 2017, or if earlier, at such time that the $2.0 million sublimit has been paid off, a balance on deposit with EWB equal to 100% of the aggregate outstanding principal amount of the advances at the applicable measurement time.

As of December 31, 2016, we borrowed $6,500,000 in the aggregate under the EWB credit facility, all of which remained outstanding as of that date. As of that date and based on our borrowing base calculated as of that date, $97,000 was available to borrow. We used approximately $3,381,000 of the total amount borrowed under the EWB credit facility to pay down existing indebtedness that was then owed to an equipment lender and to pay related prepayment fees. Under the EWB credit facility, the amount that we may owe under our current credit facility with that equipment lender is not limited to any specified amount. With EWB’s consent, we may incur additional indebtedness of up to $2,000,000 in the aggregate with other equipment lenders for equipment financing. Subject to the foregoing, the EWB credit facility prohibits us from borrowing additional amounts from other lenders.

We have another financing arrangement with an equipment lender under which we may request funds to finance the purchase of certain capital equipment. The lender determines whether to extend such funds on a case-by-case basis, taking into account such factors as the lender considers relevant, including the amount outstanding under this financing arrangement. Through December 31, 2016, we borrowed $9,690,000. We used approximately $3,381,000 of the total amount borrowed under the EWB credit facility to pay down existing indebtedness that was then owed under this financing arrangement and to pay related prepayment fees. As of December 31, 2016, $1,611,000 remained outstanding. We currently do not expect the lender to lend any additional funds under this financing arrangement.

In connection with preparing the financial statement as of and for the year ended December 31, 2016, we evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about our ability to continue as a going concern within one year after the date that such financial statements are issued. As a result of such evaluation, we believe we will have sufficient cash to meet our operating cash requirements and to fulfill our debt obligations for at least the next twelve months from the issuance date of such financial statements. To increase the likelihood that we will be able to successfully execute our operating and strategic plan and to position us to better take advantage of market opportunities for growth, we are continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If our cash and cash equivalents are not sufficient to meet future cash requirements, we may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to us as they otherwise might be. Any actions we may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If we require additional capital, we may be unable to secure additional financing on terms that are acceptable to us, or at all.

Working Capital

As of December 31, 2016, we had working capital (current assets in excess of current liabilities) of $4,019,000 compared to working capital of $3,988,000 as of December 31, 2015. The following table shows our change in working capital from December 31, 2015 to December 31, 2016.

Increase (Decrease)
Working capital as of December 31, 2015	$3,988,000
Changes in current assets:
Cash and cash equivalents	2,463,000
Accounts receivable, net of allowance	9,000
Site equipment to be installed	(992,000)
Prepaid expenses and other current assets	72,000
Total current assets	1,552,000
Changes in current liabilities:
Accounts payable	36,000
Accrued compensation	36,000
Accrued expenses	27,000
Sales taxes payable	(50,000)
Income taxes payable	(18,000)
Current portion of long-term debt	1,916,000
Current portion of obligations under capital leases	77,000
Deferred revenue	(155,000)
Other current liabilities	(348,000)
Total current liabilities	1,521,000
Net change in working capital	31,000
Working capital as of December 31, 2016	$4,019,000

Cash Flows

Cash flows from operating, investing and financing activities, as reflected in the accompanying consolidated statements of cash flows, are summarized as follows:

	For the years ended December 31,
	2016	2015	Change
Cash provided by (used in):
Operating activities	$23,000	$(4,180,000)	$4,203,000
Investing activities	(840,000)	(1,623,000)	783,000
Financing activities	3,256,000	1,980,000	1,276,000
Effect of exchange rates	24,000	(139,000)	163,000
Net increase (decrease) in cash and cash equivalents	$2,463,000	$(3,962,000)	$6,425,000

Net cash provided by (used in) operations. The increase in cash provided by operating activities was due to a decrease in net loss of $3,109,000, after giving effect to adjustments made for non-cash transactions and a decrease in cash used in operating assets and liabilities of $1,094,000 during the nine months ended September 30, 2016 compared to the same period in 2015, primarily driven by fewer purchases of site equipment to be installed inventory, which decreased to $2,998,000 as of December 31, 2016 from $3,990,000 as of December 31, 2015.

Our largest use of cash is payroll and related costs. Cash used for payroll and related costs decreased $1,271,000 to $10,270,000 for the year ended December 31, 2016 from $11,541,000 for 2015, primarily due to lower headcount.

Our primary source of cash is cash we generate from customers. Cash received from customers decreased $3,089,000 to $23,193,000 for year ended December 31, 2016 from $26,270,000 for 2015. This decrease was primarily a result of receiving a large past-due receivable during 2015, and to a lesser extent due to decreased revenue during the year ended December 31, 2016 when compared to 2015.

Net cash used in investing activities. The decrease in cash used in investing activities was primarily due to a decrease in capital expenditures and software development expenditures.

Net cash provided by financing activities. The increase in cash provided by financing activities is primarily attributable to the following:

●	During 2016, we received net proceeds of $2,692,000 from our common stock offering in November 2016; there was no similar event during 2015;
●	During 2016, our payments on long-term debt decreased by $2,789,000 compared to 2015; and
●	During 2016, we borrowed $4,235,000 less in long-term debt compared to the amount borrowed during 2015.

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

ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, we assess potential impairments of our long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. We performed our annual reviews as of December 31, 2016 and 2015 of our other intangible assets and determined that there were no indications of impairment for either period.

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

Software Development Costs—We capitalize costs related to the development of certain software products in accordance with ASC No. 350. Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $386,000 and $993,000 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, approximately $642,000 and $421,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

We performed our annual review of software development projects for the year ended December 31, 2015 and determined to abandon various software development projects that we concluded were no longer a current strategic fit or for which we determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $295,000 was recognized for the year ended December 31, 2015, which is separately stated on our consolidated statements of operations. We also performed our annual review for the year ended December 31, 2016 and determined that there were no indications of impairments during this period.

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

The following weighted average assumptions were used for grants issued during 2016 and 2015 under the ASC No. 718 requirements:

	2016	2015
Weighted average risk-free rate	1.20%	1.20%
Weighted average volatility	111.02%	82.80%
Dividend yield	0.00%	0.00%
Expected life	6.17 years	4.31 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for our company. Stock-based compensation expense for employees for the years ended December 31, 2016 and 2015 was $419,000 and $456,000, respectively, and is included in selling, general and administrative expenses based upon the departments to which substantially all of the associated employees report and credited to additional paid-in-capital.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (ASU) No 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes the requirement to perform step two of the quantitative two-step goodwill impairment test. An entity still has the option to perform the qualitative assessment for an entity to determine if the quantitative impairment test is necessary. This update is effective on a prospective basis for fiscal years beginning after December 15, 2019 (which is January 1, 2020 for us). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update (ASU) No 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2018 (which is January 1, 2019 for us), including interim periods within those periods, using a retrospective transition method to each period presented. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. This update requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for fiscal years beginning after December 15, 2017 (which is January 1, 2018 for us), including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method, which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. This update is effective for fiscal periods beginning after December 15, 2017 (which is January 1, 2018 for us), with early adoption permitted. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is intended to simplify various aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for fiscal periods beginning after December 15, 2016 (which is January 1, 2017 for us), with early adoption permitted. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use assets, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees will no longer be provided with a source of off-balance sheet financing. This update is effective for fiscal periods beginning after December 15, 2018 (which is January 1, 2019 for us), including interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Applying a full retrospective transition approach is not allowed. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for fiscal periods beginning after December 15, 2017 (which is January 1, 2018 for us), including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified approach to adopting the guidance. We will apply the full-retrospective transition method when adopting this guidance. We do not anticipate that the adoption of this ASU will have a material impact on our consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. According to the guidelines established by Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, one or more material weaknesses renders a company’s internal control over financial reporting ineffective. Based on this evaluation, we have concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Information required by this item will be set forth under the headings “PROPOSAL 1: ELECTION OF DIRECTORS,” “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE,” “EXECUTIVE OFFICERS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in our definitive proxy statement relating to our 2017 annual meeting of stockholders (the “Proxy Statement”), which we expect to filed no later than 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated in this report by reference.

ITEM 11.	Executive Compensation

The information required by this item will be set forth under the heading "EXECUTIVE OFFICER COMPENSATION" in the Definitive Proxy Statement and is incorporated in this report by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the headings “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EQUITY COMPENSATION PLAN INFORMATION” in the Definitive Proxy Statement and is incorporated in this report by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the headings “PROPOSAL 1: ELECTION OF DIRECTORS,” “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the Definitive Proxy Statement and is incorporated in this report by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item will be set forth under the headings “PRINCIPAL ACCOUNTING FIRM FEES” in the Definitive Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15.	Exhibits, Consolidated Financial Statement Schedules

(a) The following documents are filed as a part of this report:

Consolidated Financial Statements. The consolidated financial statements of the Company and its consolidated subsidiaries are set forth in the “Index to Consolidated Financial Statements” on page F-1.

Financial Statement Schedules. None

Exhibits. The information required by Section (a)(3) of Item 15 is set forth on the exhibit index that follows the signatures pages of this report.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2017

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

Signature	Title	Date

/s/ Ram Krishnan Ram Krishnan	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2017

/s/ Allen Wolff Allen Wolff	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 9, 2017

/s/ Sandra Gurrola Sandra Gurrola	Vice President of Finance (Principal Accounting Officer)	March 9, 2017

/s/ Jeff Berg Jeff Berg	Chairman of the Board of Directors	March 9, 2017

/s/ Mary Beth Lewis Mary Beth Lewis	Director	March 9, 2017

/s/ Steve Mitgang Steve Mitgang	Director	March 9, 2017

/s/ Tony Uphoff Tony Uphoff	Director	March 9, 2017

/s/ Paul Yanover Paul Yanover	Director	March 9, 2017

EXHIBIT INDEX

Exhibit	Description	Filed or Furnished Herewith	Incorporated By Reference From the Document Indicated Previously Filed by the Registrant

3.1	Restated Certificate of Incorporation		Exhibit to Form 10-Q filed on August 14, 2013

3.2	Certificate of Amendment to the Restated Certificate of Incorporation		Exhibit to Form 8-K filed on June 17, 2016

3.3	Bylaws of the Company, as amended		Exhibit to Form 10-K filed on March 26, 2008

4.1	Form of Certificate of Common Stock of NTN Buzztime, Inc.		Exhibit to Form 8-K filed on June 17, 2016

4.2	Form of Common Stock Purchase Warrant issued on May 11, 2009 by and between NTN Buzztime, Inc. and Instant Access Media, LLC		Exhibit to Form 10-K filed on March 31, 2010

4.3	Form of warrant issued on November 12, 2013		Exhibit to Form 8-K filed on November 13, 2013

10.1(a)*	Amended 2010 Performance Incentive Plan		Exhibit to Definitive Proxy Statement on Schedule 14A filed on April 24, 2015

10.1(b)*	Form of Incentive Stock Option Agreement under the Amended 2010 Performance Incentive Plan		Exhibit to Form 10-Q filed on May 14, 2010

10.1(c)*	Form of Nonstatutory Stock Option Agreement under the Amended 2010 Performance Incentive Plan		Exhibit to Form 10-Q filed on May 14, 2010

10.1(d)*	Form of Stock Unit Agreement under the Amended 2010 Performance Incentive Plan		Exhibit to Form 10-Q filed on November 9, 2012

10.1(e)*	Form of Restricted Stock Grant Agreement under the Amended 2010 Performance Incentive Plan		Exhibit to Form 10-K filed on March 29, 2013

10.2(a)	Office Lease, dated February 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company Filed herewith.		Exhibit to Form 10-K filed on March 25, 2011

10.2(b)	Confirmation of Lease Term, dated June 24, 2011, by and between Beckman/Carlsbad I, LLC and the Company		Exhibit to Form 10-Q filed on August 12, 2011

10.3	Registration Rights Agreement dated as of May 11, 2009 by and between the Company and Instant Access Media, LLC et al.		Exhibit to Form 8-K filed on May 15, 2009

10.4*	Employment Agreement, dated August 21, 2014, by and between the registrant and Ram Krishnan		Exhibit to Form 10-Q filed on November 7, 2014

10.5(a)*	NTN Buzztime, Inc. 2014 Inducement Plan.		Exhibit to Form 10-Q filed on November 7, 2014

10.5(b)*	Form of Nonstatutory Stock Option Agreement under the NTN Buzztime, Inc. 2014 Inducement Plan.		Exhibit to Form 10-Q filed on November 7, 2014

10.6*	Employment offer letter, dated May 2, 2016, by and between NTN Buzztime, Inc. and David Miller.		Exhibit to Form 10-Q filed on August 4, 2016

10.7*	NTN Buzztime, Inc. Executive Incentive Plan for Eligible Employees of NTN Buzztime, Inc. Fiscal Year 2016.		Exhibit to Form 10-Q filed on November 9, 2016

10.8	Form of Director and Officer Indemnification Agreement		Exhibit to Form 10-Q filed on November 7, 2014

10.9	Securities Purchase Agreement dated November 12, 2013, by and among the registrant and the purchasers identified therein		Exhibit to Form 8-K filed on November 13, 2013

10.10	Registration Rights agreement dated November 12, 2013, by and among the registrant and the purchasers identified therein		Exhibit to Form 8-K filed on November 13, 2013

Exhibit Index-1

10.11(a)	Loan and Security Agreement by and between East West Bank and the registrant dated April 14, 2015		Exhibit to Form 8-K filed on April 16, 2015

10.11(b)	First Amendment to Loan and Security Agreement and Waiver by and between East West Bank and the registrant dated March 10, 2016.		Exhibit to Form 10-Q filed on May 9, 2016

10.11(c)	Second Amendment to the Loan and Security Agreement by and between East West Bank and NTN Buzztime, Inc. dated December 30, 2016.		Exhibit to Form 8-K filed on January 4, 2017

10.11(d)	Third Amendment to the Loan and Security Agreement by and between East West Bank and NTN Buzztime, Inc. dated February 28, 2017.		Exhibit to Form 8-K filed on March 3, 2017

10.12	Subscription Agreement between NTN Buzztime, Inc. and the purchaser parties thereto.		Exhibit to Form 8-K filed on November 1, 2016

21.1	Subsidiaries of Registrant	X

23.1	Consent of Squar Milner, LLP	X

24.1	Power of attorney (included on the signatures page of this report)	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1#	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

*	Management Contract or Compensatory Plan

#	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to U.S.C. § 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated herein by reference into any filing of the Company whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Exhibit Index-2

NTN BUZZTIME, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NTN Buzztime, Inc. and Subsidiaries

Carlsbad, California

We have audited the accompanying consolidated balance sheets of NTN Buzztime, Inc. and Subsidiaries (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statement of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NTN Buzztime, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SQUAR MILNER LLP

Newport Beach, CA

March 9, 2017

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amount)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$5,686	$3,223
Accounts receivable, net of allowances of $376 and $266, respectively	928	919
Site equipment to be installed	2,998	3,990
Prepaid expenses and other current assets	1,050	978
Total current assets	10,662	9,110
Fixed assets, net (Note 3)	3,101	3,915
Software development costs, net of accumulated amortization of $2,641 and $2,381, respectively	970	943
Deferred costs	904	1,328
Goodwill (Note 4)	937	909
Intangible assets, net (Note 4)	29	79
Other assets	92	124
Total assets	$16,695	$16,408

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$247	$211
Accrued compensation (Note 6)	1,060	1,024
Accrued expenses	697	670
Sales taxes payable	142	192
Income taxes payable	4	22
Current portion of long-term debt (Note 11)	2,988	1,072
Current portion of obligations under capital leases (Note 12)	155	78
Current portion of deferred revenue	1,059	1,214
Other current liabilities	291	639
Total current liabilities	6,643	5,122
Long-term debt (Note 11)	5,123	6,366
Long-term obligations under capital leases (Note 12)	259	138
Long-term deferred revenue	219	393
Deferred rent	371	541
Other liabilities	12	-
Total liabilities	12,627	12,560
Commitments and contingencies (Notes 12 and 13)

Shareholders' Equity:
Series A 10% cumulative convertible preferred stock, $.005 par value, $156 liquidation preference, 5,000 shares authorized; 156 shares issued and outstanding at December 31, 2016 and 2015	1	1
Common stock, $.005 par value, 168,000 shares authorized at December 31, 2016 and 2015; 2,261 and 1,849 shares issued and outstanding at December 31, 2016 and 2015, respectively (Note 9)	11	9
Treasury stock, at cost, 10 shares at December 31, 2016 and 2015	(456)	(456)
Additional paid-in capital	132,315	129,209
Accumulated deficit	(128,026)	(125,087)
Accumulated other comprehensive income (Note 14)	223	172
Total shareholders' equity	4,068	3,848
Total liabilities and shareholders' equity	$16,695	$16,408

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015

Revenues
Subscription revenue	$17,463	$17,062
Sales-type lease revenue	1,266	4,202
Other revenue	3,583	3,255
Total revenue	22,312	24,519
Operating expenses:
Direct operating costs (includes depreciation and amortization of $2,465 and $2,615, respectively)	7,710	12,570
Selling, general and administrative	16,458	18,060
Impairment of capitalized software	-	295
Depreciation and amortization (excluding depreciation and amortization included in direct operating costs)	422	489
Total operating expenses	24,590	31,414
Operating loss	(2,278)	(6,895)
Other (expense) income:
Interest income	-	3
Interest expense	(576)	(484)
Other (expense) income	(31)	162
Total other expense, net	(607)	(319)
Loss before income taxes	(2,885)	(7,214)
Provision for income taxes	(38)	(12)
Net loss	$(2,923)	$(7,226)

Net loss per common share - basic and diluted	$(1.54)	$(3.93)

Weighted average shares outstanding - basic and diluted	1,903	1,838

Comprehensive loss
Net loss	$(2,923)	$(7,226)
Foreign currency translation adjustment (Note 14)	51	(307)
Total comprehensive loss	$(2,872)	$(7,533)

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended December 31, 2016 and 2015

(in thousands)

	Series A Cumulative Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Total

Balances at January 1, 2015	156	$1	1,847	$9	$128,736	$(456)	$(117,845)	$479	$10,924

Foreign currency translation adjustment	-	-	-	-	-	-	-	(307)	(307)
Net loss	-	-	-	-	-	-	(7,226)	-	(7,226)
Issuance of common stock upon exercise of stock options	-	-	1	-	-	-	-	-	-
Issuance of common stock in lieu of payment to consultant	-	-	-	-	1	-	-	-	1
Issuance of stock to Series A preferred stockholders in lieu of cash dividends	-	-	1	-	16	-	(16)	-	-
Non-cash stock based compensation	-	-	-	-	456	-	-	-	456

Balances at December 31, 2015	156	$1	1,849	$9	$129,209	$(456)	$(125,087)	$172	$3,848

Foreign currency translation adjustment	-	-	-	-	-	-	-	51	51
Net loss	-	-	-	-	-	-	(2,923)	-	(2,923)
Adjustment to common stock in connection with reverse/forward stock split	-	-	-	-	(3)	-	-	-	(3)
Net proceeds from issuance of common stock related to registered direct offering	-	-	412	2	2,690	-	-	-	2,692
Dividend paid to Series A preferred stockholders	-	-	-	-	-	-	(16)	-	(16)
Non-cash stock based compensation	-	-	-	-	419	-	-	-	419

Balances at December 31, 2016	156	$1	2,261	$11	$132,315	$(456)	$(128,026)	$223	$4,068

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the twelve months ended December 31,
	2016	2015
Cash flows provided by (used in) operating activities:
Net loss	$(2,923)	$(7,226)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities:
Depreciation and amortization	2,887	3,104
Provision for doubtful accounts	74	12
Excess and obsolete site equipment to be installed expense	63	797
Transfer of fixed assets to sales-type lease	5	-
Stock-based compensation	419	456
Amortization of debit issuance costs	36	18
Issuance of common stock to consultant in lieu of cash payment	-	1
Impairment of capitalized software	-	295
Loss from disposition of equipment and capitalized software	33	28
Changes in assets and liabilities:
Accounts receivable	(83)	1,250
Site equipment to be installed	(217)	(1,394)
Prepaid expenses and other assets	121	(235)
Accounts payable and accrued liabilities	47	(372)
Income taxes payable	(19)	(72)
Deferred costs	425	(241)
Deferred revenue	(327)	(608)
Deferred rent	(170)	(152)
Other liabilities	(348)	159
Net cash provided by (used in) operating activities	23	(4,180)
Cash flows used in investing activities:
Capital expenditures	(427)	(991)
Software development expenditures	(413)	(641)
Proceeds from the sales of equipment and other assets	-	9
Net cash used in investing activities	(840)	(1,623)
Cash flows provided by financing activities:
Net proceeds from issuance of common stock related to registered direct offering	2,692	-
Proceeds from long-term debt	2,502	6,737
Payments on long-term debt	(1,829)	(4,618)
Debt issuance costs on long-term debt	(9)	(81)
Principal payments on capital lease	(81)	(58)
Adjustments to common stock in connection with reverse/forward stock split	(3)	-
Dividends paid to Series A preferred shareholders	(16)	-
Net cash provided by financing activities	3,256	1,980
Net increase (decrease) in cash and cash equivalents	2,439	(3,823)
Effect of exchange rate on cash	24	(139)
Cash and cash equivalents at beginning of year	3,223	7,185
Cash and cash equivalents at end of year	$5,686	$3,223

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$492	$330
Income taxes	$47	$69
Supplemental disclosure of non-cash investing and financing activities:
Site equipment transferred to fixed assets	$1,220	$1,354
Site equipment transferred to other current assets	$176	$-
Equipment acquired under capital lease	$279	$215
Issuance of common stock in lieu of payment of dividends	$-	$16

See accompanying notes to consolidated financial statements

NTN BUZZTIME, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

1.	Organization of Company

Description of Business

NTN Buzztime, Inc. (the “Company”) was incorporated in Delaware in 1984 as Alroy Industries and changed its corporate name to NTN Communications, Inc. in 1985. The Company changed its name to NTN Buzztime, Inc. in 2005 to better reflect the growing role of the Buzztime consumer brand.

The Company delivers interactive entertainment and innovative dining technology to bars and restaurants in North America. Customers license the Company’s customizable solution to differentiate themselves via competitive fun by offering guests trivia, card, sports and single player games, nationwide competitions, and by offering self-service dining features including dynamic menus, touchscreen ordering and secure payment. The Company’s platform can improve operating efficiencies, create connections among the players and venues and amplify guests’ positive experiences. Built on an extended network platform, the Company’s interactive entertainment system has historically allowed multiple players to interact at the venue, and now also enables competition between venues, referred to as massively multiplayer gaming. The Company’s current platform, which it refers to as Buzztime Entertainment On Demand, or BEOND, was first introduced as a pilot program in December 2012, was expanded commercially during 2013, and the expansion was scaled during 2014. The Company continues to enhance its network architecture and the BEOND tablet platform and player engagement paradigms. The Company also continues to support its legacy network product line, which it refers to as Classic.

The Company currently generates revenue by charging subscription fees for its service to its network subscribers, by leasing equipment (including tablets used in its BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, by hosting live trivia events, and by selling advertising aired on in-venue screens and as part of customized games. In 2014, the Company began offering pay-to-play single player games to certain customers. During the second quarter of 2015, the Company made a strategic change in its premium content model by making single player games available on both a free-to-consumer (in exchange for an increased subscription fee) and pay-to-play basis. This change required the Company to delay the general availability of pay-to-play games as it retooled its content, workflow and positioning. As a result, during 2015, the Company generated additional subscription fee revenue from those venues offering free-to-consumer single player games. The Company began rolling out the new pay-to-play single player games during the second quarter of 2016.

At December 31, 2016, 2,814 venues in the U.S. and Canada subscribed to the Company’s interactive entertainment network, of which approximately 71% were using the BEOND tablet platform.

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

Use of Estimates—Preparing the Company’s consolidated financial statements requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to deferred costs and revenues; depreciation of fixed assets; allowance for doubtful accounts; site equipment to be installed; stock-based compensation assumptions; impairment of fixed assets, software development costs, intangible assets and goodwill; contingencies, including the reserve for sales tax inquiries; and the provision for income taxes, including the valuation allowance. The Company bases its estimates on a combination of historical experience and various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about significant carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

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

Capital Resources— In April 2015, the Company entered into a loan and security agreement with East West Bank, or EWB, which was amended in March 2016, December 2016 and February 2017. The Company refers to the loan and security agreement as amended in March 2016, December 2016 and February 2017 as the EWB credit facility. Under the EWB credit facility, through June 15, 2017, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of (a) $7,500,000, which the Company refers to as the revolving line, or (b) the sum of $2,000,000 (which the Company refers to as the “sublimit”) plus the amount equal to its borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. On June 15, 2017, the sublimit becomes zero. If the aggregate amount of advances as of June 15, 2017 exceeds the lesser of the revolving line or the amount equal to our borrowing base, then the Company must pay EWB the amount of such excess. So long as there is no event of default, the Company may make a one-time request to increase the revolving line by up to $2,500,000, which EWB may accept or decline. All advances on the revolving line are due on January 15, 2018. The Company uses the proceeds available under this credit facility to fund strategic growth initiatives and for general working capital purposes. As of December 31, 2016, the Company borrowed $6,500,000 under this credit facility and approximately $97,000 is available. As discussed below, the Company used approximately $3,381,000 of the proceeds to pay down existing indebtedness and to pay related prepayment fees. The Company will continue use the proceeds available under this credit facility to fund strategic growth initiatives and for general working capital purposes.

The Company has a financing arrangement with a lender under which the Company may request funds to finance the purchase of certain capital equipment. The lender determines whether to extend such funds on a case-by-case basis, taking into account such factors as the lender considers relevant, including the amount outstanding under this financing arrangement. Through December 31, 2016, the Company borrowed $9,690,000, which is recorded in short-term and long-term debt on the accompanying consolidated balance sheet. As of December 31, 2016, $1,611,000 remained outstanding. The Company currently does not expect the lender to lend any additional funds under this financing arrangement.

In connection with preparing the financial statement as of and for the year ended December 31, 2016, the Company evaluated whether there are conditions and events, considered in the aggregate, that are known and reasonably knowable that would raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. As a result of such evaluation, the Company believes it will have sufficient cash to meet its operating cash requirements and to fulfill its debt obligations for at least the next twelve months from the issuance date of these financial statements. In order to increase the likelihood that the Company will be able to successfully execute its operating and strategic plan and to position the Company to better take advantage of market opportunities for growth, the Company is continuing to evaluate additional financing alternatives, including additional equity financings and alternative sources of debt. If the Company’s cash and cash equivalents are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenses, reduce operational cash uses or raise capital on terms that are not as favorable to the Company as they otherwise might be. Any actions the Company may undertake to reduce planned capital purchases or reduce expenses may be insufficient to cover shortfalls in available funds. If the Company requires additional capital, it may be unable to secure additional financing on terms that are acceptable to the Company, or at all.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase combination determined to have an indefinite useful life are not amortized, but instead are assessed quarterly for impairment based on qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the goodwill is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant events. If after assessing the totality of events or circumstances the Company determines it is not more likely than not that the goodwill is less than its carrying amount, then performing the two-step impairment test outlined in ASC No. 350 is unnecessary. During the year ended December 31, 2016, the Company performed the annual assessment of its goodwill related to NTN Canada, Inc., and determined that there were no indications of impairment.

ASC No. 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC No. 360, Property, Plant and Equipment. In accordance with ASC No. 360, the Company assesses potential impairments of its long-lived assets whenever events or changes in circumstances indicate the asset’s carrying value may not be recoverable. An impairment loss would be recognized when the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. The Company performed its annual review as of December 31, 2016 and 2015 of its other intangible assets and determined that there were no indications of impairment for either of those periods.

Revenue Recognition—The Company recognizes revenue from recurring subscription fees for its service earned from its network subscribers, from leasing equipment (including tablets used in its BEOND tablet platform and the cases and charging trays for the tablets) to certain network subscribers, from hosting live trivia events, from selling advertising aired on in-venue screens and as part of customized games and directly from consumers who pay to play or use the premium content the Company began offering via its BEOND tablet platform in 2014. To the extent any of the foregoing contain multiple deliverables, the Company evaluates the criteria in ASC No. 605, Revenue Recognition, to determine whether such deliverables represent separate units of accounting. In order to be considered a separate unit of accounting, the delivered items in an arrangement must have stand-alone value to the customer and objective and reliable evidence of fair value must exist for any undelivered elements. The Company’s arrangements for the transmission of the Buzztime network contain two deliverables: the installation of its equipment and the transmission of its network content for which the Company receives monthly subscription fees. As the installation deliverable does not have stand-alone value to the customer, it does not represent a separate unit of accounting. Therefore, for the Company’s Classic product, all installation fees received are deferred and recognized as revenue on a straight-line basis over the estimated life of the customer relationship. Because deployment of the Company’s BEOND tablet platform is so new, the Company has not yet established an estimated life of a BEOND customer, and therefore, it is deferring and recognizing installation fees as revenue on a straight-line basis over the customer contract term. All installation fees not recognized in revenue have been recorded as deferred revenue in the accompanying consolidated balance sheets.

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

Software Development Costs—The Company capitalizes costs related to developing certain software products in accordance with ASC No. 350. Amortization of costs related to interactive programs is recognized on a straight-line basis over the programs’ estimated useful lives, generally two to three years. Amortization expense relating to capitalized software development costs totaled $386,000 and $993,000 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, approximately $642,000 and $421,000, respectively, of capitalized software costs were not subject to amortization as the development of various software projects was not complete.

The Company performed its annual review of software development projects for the year ended December 31, 2016 and determined there were no indications of impairment for that period. During its annual review for the year ended December 31, 2015, the Company determined to abandon various software development projects that it concluded were no longer a current strategic fit or for which the Company determined that the marketability of the content had decreased due to obtaining additional information regarding the specific industry for which the content was intended. As a result, an impairment of $295,000 was recognized for the year ended December 31, 2015, which is separately stated on the Company’s consolidated statements of operations.

Advertising Costs – There were no marketing-related advertising costs for the either of the years ended December 31, 2016 or 2015.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (ASU) No 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update removes the requirement to perform step two of the quantitative two-step goodwill impairment test. An entity still has the option to perform the qualitative assessment for an entity to determine if the quantitative impairment test is necessary. This update is effective on a prospective basis for fiscal years beginning after December 15, 2019 (which is January 1, 2020 for the Company). Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update (ASU) No 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This update requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2018 (which is January 1, 2019 for the Company), including interim periods within those periods, using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. This update requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for fiscal years beginning after December 15, 2017 (which is January 1, 2018 for the Company), including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard must be adopted using a modified retrospective transition method, which is a cumulative-effective adjustment to retained earnings as of the beginning of the first effective reporting period. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. This update is effective for fiscal periods beginning after December 15, 2017 (which is January 1, 2018 for the Company), with early adoption permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is intended to simplify various aspects of accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This update is effective for fiscal periods beginning after December 15, 2016 (which is January 1, 2017 for the Company), with early adoption permitted. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use assets, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees will no longer be provided with a source of off-balance sheet financing. This update is effective for fiscal periods beginning after December 15, 2018 (which is January 1, 2019 for the Company), including interim periods within those fiscal years. Early adoption is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Applying a full retrospective transition approach is not allowed. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for fiscal periods beginning after December 15, 2017 (which is January 1, 2018 for the Company), including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities have the option of using either a full retrospective or a modified approach to adopting the guidance. The Company will apply the full-retrospective transition method when adopting this guidance. The Company does not anticipate that the adoption of this ASU will have a material impact on its consolidated financial statements.

3.	Fixed Assets

Fixed assets are recorded at cost and consist of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Broadcast equipment	$10,671,000	$13,001,000
Machinery and equipment	2,523,000	2,479,000
Furniture and fixtures	271,000	265,000
Leasehold improvements	610,000	610,000
Other equipment	15,000	16,000
	14,090,000	16,371,000

Accumulated depreciation	(10,989,000)	(12,456,000)
Total	$3,101,000	$3,915,000

Depreciation expense totaled $2,451,000 and $2,061,000 for the years ended December 31, 2016 and 2015, respectively.

4.	Goodwill and Other Intangible Assets

The Company’s goodwill balance of $937,000 and $909,000 as of December 31, 2016 and 2015, respectively, relates to the purchase of NTN Canada, Inc. Fluctuations in the amount of goodwill shown on the accompanying balance sheets are due to changes in the foreign currency exchange rates used when translating NTN Canada, Inc.’s financial statement from Canadian dollars to US dollars during consolidation. The Company performed its annual assessment of goodwill impairment for NTN Canada as of December 31, 2016 and determined there were no indications of impairment.

The Company performed its annual review of its other intangible assets as of December 31, 2016 and 2015 and determined that there were no indications of impairment for either of the years ended on those dates.

The weighted average remaining useful life for all intangible assets is 0.6 years as of December 31, 2016. Amortization expense relating to all intangible assets totaled $50,000 for each of the years ended December 31, 2016 and 2015.

As of December 31, 2016 and 2015, intangible assets with estimable lives were comprised of the following:

	December 31, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Book Value	Gross Carrying Value	Accumulated Amortization	Net Book Value
Acquired technology	$150,000	$(121,000)	$29,000	$150,000	$(71,000)	$79,000
Acquired customer lists	435,000	(435,000)	-	435,000	(435,000)	-
Trivia database	332,000	(332,000)	-	332,000	(332,000)	-
Trademarks and trademark licenses	67,000	(67,000)	-	67,000	(67,000)	-

Total	$984,000	$(955,000)	$29,000	$984,000	$(905,000)	$79,000

The estimated aggregate amortization expense relating to the Company’s intangible assets for the year ending December 31, 2017 is $29,000 and zero thereafter.

5.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, long-term debt and obligations under capital leases approximate fair value due to the short maturity of these instruments.

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

There were no transfers between fair value measurement levels during the year ended December 31, 2016.

6.	Accrued Compensation

Accrued compensation consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Accrued bonuses	$487,000	$340,000
Accrued vacation	291,000	423,000
Accrued salaries	264,000	243,000
Accrued commissions	18,000	18,000
Total accrued compensation	$1,060,000	$1,024,000

7.	Concentrations of Risk

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

Significant Customer

For the years ended December 31, 2016 and 2015, the Company generated approximately $8,913,000 and $10,889,000, respectively, of total revenue from Buffalo Wild Wings corporate-owned restaurants and its franchisees, which represented approximately 40% and 44% of total revenue in each of those years, respectively. As of December 31, 2016 and 2015, approximately $261,000 and $172,000, respectively, was included in accounts receivable from Buffalo Wild Wings corporate-owned restaurants and its franchisees.

Sole Equipment Supplier

The Company currently purchases the tablets, cases and charging trays used in its BEOND platform from one unaffiliated third-party manufacturer. The Company currently does not have an alternative manufacturer for its tablets or an alternative manufacturer or device for the tablet cases or tablet charging trays. The Company no longer purchases playmakers for its Classic platform.

As of December 31, 2015 approximately $127,000 was included in accounts payable or accrued expenses for the tablet equipment purchased from its sole supplier. There were no amounts outstanding in accounts payable or accrued expenses as of December 31, 2016 related to the sole supplier.

8.	Basic and Diluted Earnings Per Common Share

Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities. Diluted earnings per share reflects the potential dilutions of securities that could share in the Company’s earnings. Options, warrants and convertible preferred stock representing approximately 453,000 and 424,000 shares (after taking into account the proportion adjustments as a result of the reverse/forward split described in Note 9) were excluded from the computations of diluted net loss per common share for the years ended December 31, 2016 and 2015, respectively, as their effect was anti-dilutive.

9.	Stockholders’ Equity

Registered Direct Offering

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

As provided for in the Company’s equity incentive plans and outstanding warrant agreements, the number of shares subject to the equity plans and warrant agreements along with any exercise prices of outstanding awards, were equitably and proportionately adjusted and are reflected. Additionally, the conversion rate for the Company’s Series A convertible preferred stock was also equitably and proportionately adjusted so that holders of the Series A convertible preferred stock would be entitled to receive, upon conversion, the number of shares of the Company’s common stock that such holders would have been entitled to receive immediately following the reverse/forward split, had such shares of the Series A convertible preferred stock been converted into shares of the Company’s common stock immediately prior to the reserve/forward split.

Equity Incentive Plans

All amounts reported below have been proportionately adjusted as a result of the reverse/forward split discussed above, when applicable.

2004 Performance Incentive Plan

In September 2004 at a Special Meeting of Stockholders, the Company’s stockholders approved the 2004 Performance Incentive Plan (the “2004 Plan”). The 2004 Plan provided for the issuance of up to 50,000 shares of NTN common stock. In addition, all shares that remained unissued under the 1995 Employee Stock Option Plan (the “1995 Plan”) on the effective date of the 2004 Plan, and all shares issuable upon exercise of options granted pursuant to the 1995 Plan that expire or become unexercisable for any reason without having been exercised in full, were available for issuance under the 2004 Plan. Options under both the 1995 Plan and the 2004 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. In September 2009, the 2004 Plan expired. All awards that were granted under the 2004 Plan will continue to be governed by the 2004 Plan until they are exercised or expire in accordance with that plan’s terms. As of December 31, 2016, there were approximately 1,000 options outstanding under the 2004 Plan.

2010 Amended Performance Incentive Plan

In June 2010, the Company’s stockholders approved the 2010 Performance Incentive Plan (the “2010 Plan”). The 2010 Plan provided for the issuance of up to 120,000 shares of the Company’s common stock. At the Company’s 2015 Annual Meeting of Stockholders, the Company’s stockholders approved the Amended 2010 Performance Plan (the “Amended 2010 Plan”), which, among other things, amended the 2010 Plan to increase the authorized shares to be issued thereunder from 120,000 to 240,000. The Amended 2010 Plan expires in February 2020. Under the Amended 2010 Plan, options to the purchase the Company’s common stock or other instruments such as restricted stock units may be granted to officers, directors, employees and consultants. The Company’s Board of Directors designated its Nominating and Corporate Governance/Compensation Committee as the Amended 2010 Plan Committee. Stock options granted under the Amended 2010 Plan may either be incentive stock options or nonqualified stock options. A stock option granted under the Amended 2010 Plan generally cannot be exercised until it becomes vested. The Amended 2010 Plan Committee establishes the vesting schedule of each stock option at the time of grant. At its discretion, the Amended 2010 Plan Committee can accelerate the vesting, extend the post-termination exercise term or waive restrictions of any stock options or other awards under the Amended 2010 Plan. Options under the Amended 2010 Plan have a term of up to ten years, and are exercisable at a price per share not less than the fair market value on the date of grant. As of December 31, 2016, there were options to purchase approximately 79,000 shares of the Company’s common stock outstanding under the Amended 2010 Plan.

2014 Inducement Plan

In August 2014, the Nominating and Corporate Governance/Compensation Committee of the Company’s Board of Directors (the “Committee”) approved the 2014 Inducement Plan (the “2014 Plan”) in reliance on Section 771(a) of the NYSE MKT Company Guide as an inducement material to Ram Krishnan entering into employment with the Company as its Chief Executive Officer. The 2014 Plan provides for the issuance of up to 85,000 shares of the Company’s common stock, of which, an option to purchase 70,000 shares of common stock was issued to Mr. Krishnan in September 2014. In accordance with the terms of his employment agreement, in April 2015, Mr. Krishnan was granted another performance-based option to purchase 15,000 shares of common stock. Options under the 2014 Plan have a term of up to ten years and are exercisable at a price per share not less than the fair market value on the date of grant. Both of the option grants described above will, subject to Mr. Krishnan’s continued employment through the applicable vesting date and, with respect to the performance-based option granted in April 2015, subject to meeting performance goals, vest as to 25% of the total number of shares subject to the option on the first anniversary of the grant date and the remaining 75% of the total number of shares subject to the option will vest in 36 substantially equal monthly installments thereafter. There are no share-based awards available to be granted under the 2014 Plan. The 2014 Plan expires in September 2024.

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

The following weighted-average assumptions were used for grants issued during 2016 and 2015 under the ASC No. 718 requirements:

	2016	2015
Weighted average risk-free rate	1.20%	1.20%
Weighted average volatility	111.02%	82.80%
Dividend yield	0.00%	0.00%
Expected life	6.17 years	4.31 years

ASC No. 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture rates differ from those estimates. Forfeitures were estimated based on historical activity for the Company. Stock-based compensation expense for employees in 2016 and 2015 was $419,000 and $456,000, respectively, and is expensed in selling, general and administrative expenses and credited to the additional paid-in-capital account.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2016 and 2015:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding January 1, 2015	144,000	$24.99	8.60	$285,000
Granted	43,000	20.59	-	-
Exercised	(2,000)	14.32	-	-
Cancelled	(26,000)	37.56	-	-
Forfeited	(23,000)	29.20	-	-
Expired	-	-	-	-
Outstanding December 31, 2015	136,000	20.38	8.67	2,000
Granted	35,000	7.73	-	-
Exercised	-	-	-	-
Cancelled	(3,000)	21.49	-	-
Forfeited	(3,000)	15.51	-	-
Expired	-	-	-	-
Outstanding December 31, 2016	165,000	$17.78	8.02	$36,000

Options vested and exercisable at December 31, 2016	75,000	$20.06	7.55	$4,000

The aggregate intrinsic value of options at December 31, 2016 is based on the Company’s closing stock price on that date of $8.50 per share as reported by the NYSE MKT. The total intrinsic value of options exercised during the year ended December 31, 2015 was approximately $7,000. Under the 2004 Plan and the Amended 2010 Plan, stock options may be exercised on a net-exercise arrangement, where shares of common stock with a value equal to the exercise price are withheld as payment therefor. Under such net-exercise arrangements, options to purchase approximately 2,000 shares of common stock were exercised and approximately 360 shares of common stock were issued during the year ended December 31, 2015. The Company received less than $1,000 in cash payments for the exercise of options to purchase approximately 43 shares during the years ended December 31, 2015. No options were exercised during the year ended December 31, 2016.

The per share weighted average grant-date fair value of stock options granted during the years ended December 31, 2016 and 2015 was $6.48 and $12.74, respectively.

As of December 31, 2016, the unamortized compensation expense related to outstanding unvested options was approximately $647,000 with a weighted average remaining requisite service period of 2.09 years. The Company expects to amortize this expense over the remaining requisite service period of these stock options. A deferred tax asset generally would be recorded related to the expected future tax benefit from the exercise of the non-qualified stock options. However, due to a history of net operating losses, a full valuation allowance has been recorded related to the tax benefit for non-qualified stock options.

Warrant Activity

The following summarizes warrant activity for the year ended December 31, 2016 and 2015:

	Outstanding Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)
Outstanding January 1, 2015	132,000	$33.64	3.18
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding December 31, 2015	132,000	$33.64	2.18
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding December 31, 2016	132,000	$33.64	1.18

Balance exercisable at December 31, 2016	132,000	$33.64	1.18

During 2009, the Company issued warrants to purchase an aggregate of 60,000 shares of common stock in connection with asset acquisitions of i-am TV. The fair value of the warrants was approximately $537,000 in aggregate and were determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 2.79%; dividend yield of 0%; expected volatility of 78.1%; and a term of 8 years. None of these warrants were exercised as of December 31, 2016.

During 2013, the Company issued warrants to purchase an aggregate of 72,000 shares of common stock in connection with a private placement. The fair value of the warrants was approximately $1,379,000 in aggregate and was determined using the Black-Scholes model using the following weighted-average assumptions: risk-free interest rates of 1.06%; dividend yield of 0%; expected volatility of 80.25%; and a term of 5 years. The Company has concluded that these warrants qualify as equity instruments and not liabilities. None of these warrants were exercised as of December 31, 2016.

Cumulative Convertible Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock. The preferred stock may be issued in one or more series. The only series currently designated is a series of 5,000,000 shares of Series A Cumulative Convertible Preferred Stock (Series A Preferred Stock).

As of December 31, 2016 and 2015, there were 156,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock provides for a cumulative annual dividend of $0.10 per share, payable in semi-annual installments in June and December. Dividends may be paid in cash or with shares of common stock. During the year ended December 31, 2016, the Company paid approximately $16,000 in cash for payment of dividends. During the year ended December 31, 2015, the Company issued approximately 1,000 shares of common stock for payment of dividends.

The Series A Preferred Stock has no voting rights and has a $1.00 per share liquidation preference over common stock. The registered holder has the right at any time to convert shares of Series A Preferred Stock into that number of shares of common stock that equals the number of shares of Series A Preferred Stock that are surrendered for conversion divided by the conversion rate. The conversion rate is subject to adjustment in certain events and is established at the time of each conversion. There were no conversions during either of the years ended December 31, 2016 and 2015. There is no mandatory conversion term, date or any redemption features associated with the Series A Preferred Stock.

10.	Income Taxes

For each of the years 2016 and 2015, current tax provisions and current deferred tax provisions were recorded as follows:

	2016	2015
Current Tax Provision
Federal	$-	$-
State	(25,000)	(26,000)
Foreign	(1,000)	24,000
	(26,000)	(2,000)
Deferred Tax Provision
Federal	-	-
State	(4,000)	(4,000)
Foreign	(8,000)	(6,000)
	(12,000)	(10,000)
Total Tax Provison
Federal	-	-
State	(29,000)	(30,000)
Foreign	(9,000)	18,000
	$(38,000)	$(12,000)

The net deferred tax assets and liabilities have been reported in other assets in the consolidated balance sheets at December 31, 2016 and 2015 as follows:

	2016	2015
Deferred Tax Assets:
NOL carryforwards	$23,291,000	$21,462,000
UK NOL carryforwards	516,000	693,000
Capital loss	-	416,000
Allowance for doubtful accounts	139,000	-
Compensation and vacation accrual	92,000	221,000
Operating accruals	147,000	213,000
Deferred revenue	-	677,000
Research and experimentation, AMT and foreign tax credits	147,000	156,000
Texas Margin Tax Credit	126,000	129,000
Fixed assets and intangibles	199,000	204,000
Foreign	-	181,000
Other	664,000	504,000
Total gross deferred tax assets	25,321,000	24,856,000
Valuation allowance	(24,880,000)	(24,441,000)
Net deferred tax assets	441,000	415,000

Deferred Tax Liabilities:
Capitalized software	359,000	349,000
Amortization	-	18,000
Foreign	45,000	42,000
Deferred revenue	49,000	-
Other	-	6,000
Total gross deferred liabilities	453,000	415,000
Net deferred taxes	$(12,000)	$-

The reconciliation of computed expected income taxes to effective income taxes by applying the federal statutory rate of 34% is as follows:

	For the year ended December 31,
	2016	2015
Tax at federal income tax rate	$962,000	$2,435,000
State provision	(29,000)	(30,000)
Foreign tax differential	2,000	38,000
Change in valuation allowance	(917,000)	(2,407,000)
Permanent items	(56,000)	(48,000)
Total Provision	$(38,000)	$(12,000)

The net change in the total valuation allowance for the year ended December 31, 2016 was an increase of $917,000. The net change in the total valuation allowance for the year ended December 31, 2015 was an increase of $2,407,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, management has determined that it is more likely than not that the portion of deferred taxes not utilized through the reversal of deferred tax liabilities will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

At December 31, 2016, the Company has available net operating loss (“NOL”) carryforwards of approximately $65,291,000 for federal income tax purposes, which will begin to expire in 2017. The NOL carryforwards for state purposes, which will continue expiring in 2017, are approximately $35,969,000. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards due to continued operating losses. Further, under Internal Revenue Code Section 382 and similar state provisions, ownership changes may limit the annual utilization of NOL carryforwards existing prior to a change in control that are available to offset future taxable income. Such limitations would reduce, potentially significantly, the gross deferred tax assets disclosed in the table above related to the NOL carryforwards. The Company completed a Section 382 analysis for the period from January 1, 1992 through September 30, 2016 and determined that the Company does not expect to be limited in regards to utilizing the total NOL carryforwards that existed as of September 30, 2016, provided it generates sufficient future earnings prior to the expiration of the NOLs and that future changes in ownership do not trigger a Section 382 limitation. Based on the Company’s analysis of its stockholder activity for the three months ended December 31, 2016, there does not appear to be ownership changes that would have caused an annual limitation under the provisions of Section 382. The Company continues to disclose the NOL carryforwards at their original amount in the table above as no potential limitation has been quantified. The Company has also established a full valuation allowance for substantially all deferred tax assets, including the NOL carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets. In addition, the Company has approximately $190,000 of state tax credit tax carryforwards that expire in the years 2017 through 2026.

The deferred tax assets as of December 31, 2016 include a deferred tax asset of $631,000 representing NOLs arising from the exercise of stock options by Company employees for 2005 and prior years. To the extent the Company realizes any tax benefit for the NOLs attributable to the stock option exercises, such amount would be credited directly to stockholders' equity.

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

Revolving Line of Credit

In April 2015, the Company entered into a loan and security agreement (the “Original Loan Agreement”) with East West Bank, or EWB, pursuant to which, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of $7,500,000, which is referred to as the revolving line, or an amount equal to its borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. So long as there is no event of default, the Company may make a one-time request to increase the revolving line by up to $2,500,000, which EWB may accept or decline. In March 2016, the Company and EWB entered into an amendment (the “First Amendment”) to the Original Loan Agreement. The Original Loan Agreement as amended by the First Amendment is referred to as the “Amended Loan Agreement.” Under the Amended Loan Agreement, through March 31, 2017, the Company may request advances in an aggregate outstanding amount at any time up to the lesser of (a) the revolving line (or $7,500,000) or (b) the sum of $2,000,000 (which the Company refers to as the “sublimit”) plus the amount equal to the Company’s borrowing base, in each case, less the aggregate outstanding principal amount of prior advances. On March 31, 2017, the sublimit becomes zero. If the aggregate amount of advances as of March 31, 2017 exceeds the lesser of the revolving line or the amount equal to the Company’s borrowing base, then it must pay EWB the amount of such excess.

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

In addition, under the Amended Loan Agreement, the Company is required to meet a minimum adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), target and churn rate targets, in each case, as specified in the Amended Loan Agreement. Adjusted EBITDA is the sum (a) net profit (or loss), after provision for taxes, plus (b) interest expense, plus (c) to the extent deducted in the calculation of net profit (or loss), depreciation expense and amortization expense, plus (d) income tax expense, plus (e) non-cash stock compensation expenses, plus (f) other non-cash expenses and charges, plus (g) to the extent approved by the EWB, other one-time charges, plus (h) to the extent approved by the EWB, any losses arising from the sale, exchange, transfer or other disposition of assets not in the ordinary course of business. Under the Original Loan Agreement, the Adjusted EBITDA target was measured as of the last day of each fiscal quarter with respect to the immediately prior six-month period. Under the Amended Loan Agreement, the Adjusted EBITDA target is measured as of the last day of each fiscal quarter with respect to the immediately prior three-month period. The churn rate targets, which were unchanged in the Amendment, are measured on a monthly and trailing three-month basis. The Company met the Adjusted EBITDA and the trailing three-month churn rate targets as of the quarter ended March 31, 2016. The Company did not meet the monthly churn rate for the month ended January 31, 2016, which constituted an event of default under the Original Loan Agreement, however, EWB waived that event of default.

The Amended Loan Agreement requires: (a) that the Company maintain a balance on deposit with the EWB equal to (i) on March 31, 2017, 100% of the aggregate outstanding principal amount of the advances at such time, and (ii) at all times after March 31, 2017, an amount determined by EWB based on the Company’s 2017 financial projections; and (b) that the sum of the following be not less than $2,000,000: (i) the aggregate amount of unrestricted cash that the Company holds in accounts maintained with EWB and (ii) the amount available to the Company under the Amended Loan Agreement.

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

On December 30, 2016, the Company entered into a second amendment (the “Second Amendment”) to the loan and security agreement with EWB. Under the terms of the Second Amendment, the due date of all advances under the revolving line was extended from December 31, 2017 to January 15, 2018. No other terms of the Loan Agreement were changed under the Second Amendment.

As of December 31, 2016, the Company requested and received advances in the aggregate of $6,500,000, all of which were advanced at the LIBOR rate plus the applicable margin with a three-month interest period. Each time the interest period expired on these advances, the Company elected to renew the advance at the LIBOR rate plus the applicable margin with a three-month interest period. Prior to the Amendment, the interest rate on advances ranged from 4.313% to 4.688% per annum. The interest rate on advances since the Amendment have ranged from 6.125% to 6.50% per annum. As of December 31, 2016, $6,500,000 remained outstanding under this credit facility, of which, $2,000,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet. The Company had approximately $97,000 available to borrow as of December 31, 2016 based on its borrowing base calculated as of that date. The Company used approximately $3,381,000 of the total amount borrowed under this credit facility to pay down existing indebtedness that was owed to an equipment lender (see “—Equipment Notes Payable,” below). Under the Amended Loan Agreement, the amount that the Company may owe under its current financing arrangement with that equipment lender is not limited to any specified amount. In addition, with EWB’s consent, the Company may incur additional indebtedness with other equipment lenders of up to $2,000,000 in the aggregate for equipment financing.

Pursuant to the Amended Loan Agreement, the Company continues to grant and pledge to EWB a first-priority security interest in all the Company’s existing and future personal property.

The Company paid $37,500 to EWB as a facility fee at the time of closing in April 2014, and has incurred approximately $9,000 for fees associated with the amendments. An additional facility fee (equal to the product of (x) 0.50% of the increase in the revolving line times (y) the quotient of the number of days remaining between the effective date of such increase and January 15, 2018, divided by 1,095) will be due if the revolving line is increased pursuant to the Company’s request. The Company also pays an unused line fee equal to 0.50% per year of the difference between the amount of the revolving line as in effect from time to time and the average monthly balance in each month, which is payable monthly in arrears. The average monthly balance is calculated by adding the ending outstanding balance under the revolving line for each day in the month divided by the number of days in the month.

On February 28, 2017, the Company entered into a third amendment to the loan and security agreement with EWB. See Note 17 for more information.

Equipment Notes Payable

In May 2013, the Company entered into a financing arrangement with a lender under which the Company may borrow funds to purchase certain equipment. Initially, the maximum amount the Company could borrow under this financing arrangement was $500,000. Over time, the lender increased that maximum amount, and as of December 31, 2016, the maximum amount was $9,690,000, all of which has been borrowed.

In April 2015, the Company used approximately $3,381,000 of the proceeds received from the East West Bank credit facility to pay down a portion of the principal amount the Company had borrowed under this financing arrangement, accrued interest and a prepayment fee. As of December 31, 2016, approximately $1,611,000 of principal remained outstanding under this financing arrangement, of which $975,000 is recorded in current portion of long-term debt on the accompanying consolidated balance sheet.

The Company was able to borrow up to the maximum amount available under this financing arrangement in tranches as needed. Each tranche borrowed through August 2015 incurred interest at 8.32% per annum; the interest for tranches borrowed thereafter was reduced to rates between 7.32% to 8.05% per annum. With respect to the first $1,000,000 in the aggregate borrowed, principal and interest payments are due in 36 equal monthly installments. With respect to amounts borrowed in excess of the first $1,000,000 in the aggregate, the first monthly payment will be equal to 24% of the principal amount outstanding, and the remaining principal and interest due is payable in 35 equal monthly installments. The Company granted the lender a first security interest in the equipment purchased with the funds borrowed. This equipment lender entered into a subordination agreement with East West Bank.

Long-Term Debt Principal Payments

Future minimum principal payments under long-term debt as of December 31, 2016 are as follows:

Years Ending December 31,	Principal Payment
2017	$2,988,000
2018	5,115,000
2019	8,000
Total	$8,111,000

Interest expense related to long-term debt for the years ended December 31, 2016 and 2015 was $517,000 and $283,000, respectively.

12.	Commitments

Operating Leases

The Company leases office and production facilities and equipment under agreements that expire at various dates through 2018. Certain leases contain renewal provisions and escalating rental clauses and generally require the Company to pay utilities, insurance, taxes and other operating expenses. Lease expense under operating leases totaled $582,000 and $620,000 in 2016 and 2015, respectively.

As of December 31, 2016, future minimum lease payments under operating leases are as follows:

Years Ending December 31,	Lease Payment
2017	$659,000
2018	586,000
Total	$1,245,000

Capital Leases

As of December 31, 2016 and 2015, property held under current capital leases was as follows:

	For the Years Ended
	December 31,
	2016	2015
Office equipment	$328,000	$299,000
Other	250,000	-
Accumulated depreciation	(185,000)	(97,000)
Total	$393,000	$202,000

Total depreciation expense under capital leases was $88,000 and $56,000 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, future minimum principal payments under capital leases are as follows:

Years Ending December 31,	Prinicipal Payment
2017	$155,000
2018	158,000
2019	99,000
2020	1,000
2021	1,000
Total	$414,000

13.	Contingencies

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

Equipment Repairs

Beginning in the fourth quarter of 2014, the Company encountered challenges with assembling its second generation cases for its BEOND tablet. As a result, the Company accrued approximately $716,000 and $204,000 of expense during the years ended December 31, 2015 and 2014, respectively, for cases deployed at customer sites that the Company has deemed probable it will need to repair. This expense was recognized in direct costs on the consolidated statement of operations and other current liabilities on the consolidated balance sheets. As of December 31, 2016, approximately $175,000 remained in other current liabilities. The Company may continue to experience challenges with its tablet equipment, and as a result, it may be required to recognize additional repair expense contingencies in the future.

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

The Company has been involved in sales tax inquiries with certain states and provinces. As a result of those inquiries, the Company recorded a total net liability of $25,000 as of December 31, 2015, which is included in the sales taxes payable balance in the accompanying consolidated balance sheets. Based on the guidance set forth by ASC No. 450, Contingencies, management has deemed the likelihood as reasonably possible that it will be required to pay all or part of these assessments. During the year ended December 31, 2016, the Company resolved all matters under inquiry, and the previously recognized $25,000 was sufficient under the assessments. Accordingly, there was no liability recorded as of December 31, 2016.

14.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes the accumulated gains or losses from foreign currency translation adjustments. The Company translated the assets and liabilities of its Canadian statement of financial position into U.S. dollars using the period end exchange rate. Revenue and expenses were translated using the weighted-average exchange rates for the reporting period. As of December 31, 2016 and 2015, $223,000 and $172,000, respectively, of accumulated foreign currency translation adjustments were recorded in accumulated other comprehensive income, respectively.

15.	Geographical Information

Geographic breakdown of the Company’s revenue for the last two fiscal years were as follows:

	For the years ended December 31,
	2016	2015
United States	$21,559,000	$23,678,000
Canada	753,000	841,000
Total revenue	$22,312,000	$24,519,000

Geographic breakdown of the Company’s long-term tangible assets for the last two fiscal years were as follows:

	As of December 31,
	2016	2015
United States	$3,015,000	$3,799,000
Canada	86,000	116,000
Total assets	$3,101,000	$3,915,000

16.	Retirement Savings Plan

In 1994, the Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least three months of service, have worked a minimum of 250 hours in a quarter, and have reached age 18 to defer up to 50% of their pay on a pre-tax basis. The Company does not contribute a match to the employees’ contribution.

17.	Subsequent Event

On February 28, 2017, the Company entered into a third amendment to the loan and security agreement with EWB that provided for the following:

●	The date on which the $2.0 million sublimit becomes zero was extended from March 31, 2017 to June 15, 2017. As was the case prior to the third amendment, if the aggregate amount of advances as of the date the sublimit becomes zero exceeds the lesser of the revolving line or the amount equal to our borrowing base, then the Company must pay EWB the amount of such excess.

●	The minimum adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, targets for each of the Company’s 2017 fiscal quarters were established. The manner in which adjusted EBITDA is calculated was not changed.

●	Compliance with the churn rate target is now measured only on trailing three-month basis; previously it was also measured monthly.

●	The amount the Company must maintain on deposit with EWB (which amount is equal to 100% of the aggregate outstanding principal amount of advances) is now measured only at June 15, 2017, or if earlier, at such time that the $2.0 million sublimit has been paid off. Previously, compliance was going to be measured on March 31, 2017 and thereafter the Company was going to be required to maintain an amount determined by EWB based on the Company’s 2017 financial projections.

●	The interest rates on amounts advanced was increased by 0.50%, such that under the third amendment, advances bear interest, at the Company’s option, at the rate of either of the following: (A) for amounts advanced as a prime rate loan, a variable rate per annum equal to the prime rate as set forth in The Wall Street Journal plus 3.25% (was previously 2.75%), and (B) for amounts advanced as a LIBOR loan, at a fixed rate per annum equal to the LIBOR rate for the interest period for the advance plus 6.00% (was previously 5.50%). After the earlier of June 15, 2017 (was previously March 31, 2017) or such time as the Company pays off in full in cash the $2.0 million sublimit, the additional margins decrease to 1.75% for prime rate loans (was previously 1.25%) and to 4.50% for LIBOR loans (was previously 4.00%).

